Form 10-Q
period 2014-03-31
REDWOOD TRUST INC
filed 2014-05-06
CIK 930236

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended: March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	82,971,771 shares outstanding as of May 2, 2014

REDWOOD TRUST, INC.

2014 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	March 31, 2014	December 31, 2013
ASSETS

Residential loans, held-for-sale	$774,936	$404,267
Residential loans, held-for-investment	1,689,994	1,762,167
Commercial loans, held-for-sale	77,155	89,111
Commercial loans, held-for-investment (includes $69,436 and $0 at fair value)	414,120	343,344
Real estate securities, at fair value	1,743,008	1,682,861
Mortgage servicing rights, at fair value	64,971	64,824
Cash and cash equivalents	149,966	173,201

Total earning assets	4,914,150	4,519,775

Restricted cash	432	398
Accrued interest receivable	14,410	13,475
Derivative assets	4,438	7,787
Deferred securities issuance costs	12,351	13,453
Other assets	61,330	53,640

Total Assets (1)	$5,007,111	$4,608,528

LIABILITIES AND EQUITY
Liabilities
Short-term debt	$1,288,761	$862,763
Accrued interest payable	9,832	6,366
Derivative liabilities	27,197	18,167
Accrued expenses and other liabilities	55,542	48,704
Deferred tax liability	7,316	7,316
Asset-backed securities issued	1,854,344	1,942,962
Long-term debt (includes $34,774 and $0 at fair value)	513,232	476,467

Total liabilities (1)	3,756,224	3,362,745

Equity
Common stock, par value $0.01 per share, 180,000,000 and 165,000,000 shares authorized; 82,619,654 and 82,504,801 issued and outstanding	826	825
Additional paid-in capital	1,765,532	1,760,899
Accumulated other comprehensive income	160,652	148,766
Cumulative earnings	818,631	806,298
Cumulative distributions to stockholders	(1,494,754)	(1,471,005)

Total equity	1,250,887	1,245,783

Total Liabilities and Equity	$5,007,111	$4,608,528

(1)

Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At March 31, 2014 and December 31, 2013, assets of consolidated VIEs totaled $2,211,222 and $2,299,576, respectively, and liabilities of consolidated VIEs totaled $1,856,219 and $1,944,911, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data)	Three Months Ended March 31,
(Unaudited)	2014	2013
Interest Income
Residential loans	$12,658	$17,624
Commercial loans	10,394	10,171
Real estate securities	32,431	25,717
Cash and cash equivalents	3	12

Total interest income	55,486	53,524
Interest Expense
Short-term debt	(3,827)	(3,808)
Asset-backed securities issued	(8,441)	(10,959)
Long-term debt	(6,792)	(3,493)

Total interest expense	(19,060)	(18,260)

Net Interest Income	36,426	35,264
Provision for loan losses	(1,284)	(2,039)

Net Interest Income After Provision	35,142	33,225
Noninterest Income
Mortgage banking activities, net	(687)	45,000
Mortgage servicing rights income, net	606	1,021
Other market valuation adjustments, net (1)	(6,138)	(303)
Realized gains, net	1,092	12,267

Total noninterest income (loss), net	(5,127)	57,985
Operating expenses	(19,525)	(19,691)
Net income before provision for income taxes	10,490	71,519
Benefit from (provision for) income taxes	1,843	(10,909)

Net Income	$12,333	$60,610

Basic earnings per common share	$0.14	$0.72
Diluted earnings per common share	$0.14	$0.69
Regular dividends declared per common share	$0.28	$0.28
Basic weighted average shares outstanding	82,410,562	81,556,880
Diluted weighted average shares outstanding	84,940,540	87,344,669

(1)

For the three months ended March 31, 2014, other-than-temporary impairments were $1,671, of which $113 were recognized through the Income Statement, and $1,558 were recognized in Accumulated Other Comprehensive Income.

For the three months ended March 31, 2013, other-than-temporary impairments were $24, of which $24 were recognized through the Income Statement, and none was recognized in Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2014	2013
Net Income	$12,333	$60,610
Other comprehensive income:
Net unrealized gain on available-for-sale securities	19,323	9,030
Reclassification of unrealized loss (gain) to net income	1,298	(12,007)
Net unrealized (loss) gain on interest rate agreements	(8,795)	7,440
Reclassification of unrealized loss on interest rate agreements to net income	60	88

Total other comprehensive income	11,886	4,551

Total Comprehensive Income	$24,219	$65,161

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2014

	Common Stock		Additional	Accumulated Other	Cumulative Earnings	Cumulative	Total
(In Thousands, Except Share Data) (Unaudited)	Shares	Amount	Paid-In Capital	Comprehensive Income		Distributions to Stockholders
December 31, 2013	82,504,801	$825	$1,760,899	$148,766	$806,298	$(1,471,005)	$1,245,783
Net income	-	-	-	-	12,333	-	12,333
Other comprehensive income	-	-	-	11,886	-	-	11,886
Issuance of common stock:
Dividend reinvestment & stock purchase plans	77,660	1	1,544	-	-	-	1,545
Employee stock purchase and incentive plans	37,193	-	(783)	-	-	-	(783)
Non-cash equity award compensation	-	-	3,872	-	-	-	3,872
Common dividends declared	-	-	-	-	-	(23,749)	(23,749)

March 31, 2014	82,619,654	$826	$1,765,532	$160,652	$818,631	$(1,494,754)	$1,250,887

For the Three Months Ended March 31, 2013

	Common Stock		Additional	Accumulated Other	Cumulative Earnings	Cumulative	Total
(In Thousands, Except Share Data) (Unaudited)	Shares	Amount	Paid-In Capital	Comprehensive Income		Distributions to Stockholders
December 31, 2012	81,716,416	$817	$1,744,554	$138,332	$633,052	$(1,376,591)	$1,140,164
Net income	-	-	-	-	60,610	-	60,610
Other comprehensive income	-	-	-	4,551	-	-	4,551
Issuance of common stock:
Dividend reinvestment & stock purchase plans	-	-	-	-	-	-	-
Employee stock purchase and incentive plans	(10,393)	-	(178)	-	-	-	(178)
Non-cash equity award compensation	-	-	6,202	-	-	-	6,202
Common dividends declared	-	-	-	-	-	(23,564)	(23,564)

March 31, 2013	81,706,023	$817	$1,750,578	$142,883	$693,662	$(1,400,155)	$1,187,785

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$12,333	$60,610
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(9,158)	(6,037)
Depreciation and amortization of non-financial assets	106	147
Purchases of loans	(1,181,488)	(2,740,317)
Proceeds from sales of loans	785,380	2,269,845
Principal payments on loans	7,014	3,417
Net settlements of derivatives	(8,394)	1,503
Provision for loan losses	1,284	2,039
Non-cash equity award compensation	3,872	6,202
Market valuation adjustments, net	9,536	(37,861)
Realized gains, net	(1,092)	(19,445)
Net change in:
Accrued interest receivable and other assets	(7,270)	3,230
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	(13,781)	3,700

Net cash used in operating activities	(401,658)	(452,967)

Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(32,998)	(35,989)
Proceeds from sales of loans	-	440
Principal payments on loans	70,800	147,891
Purchases of real estate securities	(49,709)	-
Proceeds from sales of real estate securities	-	22,326
Principal payments on real estate securities	42,304	39,907
Purchase of mortgage servicing rights	(928)	-
Net increase in restricted cash	(34)	(14)

Net cash provided by investing activities	29,435	174,561

Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	920,955	1,636,428
Repayments on short-term debt	(494,956)	(1,467,032)
Proceeds from issuance of asset-backed securities	-	-
Repayments on asset-backed securities issued	(88,523)	(164,288)
Deferred securities issuance costs	-	(9,184)
Proceeds from issuance of long-term debt	36,782	304,100
Repayments on long-term debt	(17)	-
Net settlements of derivatives	(721)	-
Net proceeds from issuance of common stock	122	134
Net payments on repurchase of common stock	-	-
Taxes paid on equity award distributions	(905)	(312)
Dividends paid	(23,749)	(23,564)

Net cash provided by financing activities	348,988	276,282

Net decrease in cash and cash equivalents	(23,235)	(2,124)
Cash and cash equivalents at beginning of period	173,201	81,080

Cash and cash equivalents at end of period	$149,966	$78,956

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$15,386	$18,293
Taxes	1,399	862
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$-	$165,936
Retention of mortgage servicing rights from loan securitizations and sales	2,294	12,466
Transfers from loans held-for-sale to loans held-for-investment	37,631	-
Transfers from residential loans to real estate owned	135	704

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 1. Redwood Trust

Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on investing in mortgage- and other real estate-related assets and engaging in residential and commercial mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our residential and commercial mortgage banking activities. We operate our business in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments.

Our primary sources of income are net interest income from our investment portfolios and noninterest income from our mortgage banking activities. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and other liabilities. Income from mortgage banking activities consists of the profit we seek to generate through the acquisition or origination of loans and their subsequent sale or securitization. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and using the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q.

Certain prior year amounts have been reclassified in the consolidated financial statements and the related footnotes to conform to the 2014 presentation.

Organization

For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”). We generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our operating subsidiaries” or “our taxable REIT subsidiaries” or “TRS.” Our mortgage banking activities are generally carried out through our taxable REIT subsidiaries, while our portfolio of mortgage- and other real estate-related investments is primarily held at our REIT. We generally intend to retain profits generated and taxed at our taxable REIT subsidiaries, and to distribute as dividends at least 90% of the income we generate at our REIT.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

March 31, 2014

(Unaudited)

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

We elect the fair value option for certain residential and commercial loans, Sequoia IO securities and MSRs. We generally elect the fair value option for residential and commercial loans that are held-for-sale, due to our intent to sell or securitize the loans in the near-term. We generally elect the fair value option for Sequoia IO securities as we use these in part to hedge certain risks associated with our residential loans held-for-sale. We elect the fair value option for our MSRs in order to reflect the current value of these investments in our financial position and results each period. We also elect the fair value option for certain secured borrowings we may recognize when the sale of commercial loans do not meet the sale criteria in ASC 860.

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

Residential and Commercial Loans — Lower of Cost or Fair Value

Certain residential and commercial loans held-for-sale that are not accounted for under the fair value option (generally loans acquired prior to 2011) are carried at the lower of their cost or fair value. If the fair value of an individual loan or pool of loans held-for-sale is lower than its amortized cost basis, this difference is reported through our consolidated statements of income as a negative market valuation adjustment (“MVA”) in mortgage banking activities, net. Coupon interest for loans held-for-sale is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due at which point it is placed on non-accrual status. Gains or losses on the sale of residential or commercial loans held-for-sale are based on the specific identification method for loans measured on an individual basis or in aggregate for those loans measured on a pool basis.

Residential and Commercial Loans — Held-for-Investment

Commercial Loans — Fair Value

We may elect the fair value option for senior commercial mortgage loans that we originate or acquire that are bifurcated into a senior portion that is sold to a third party and a junior portion that we retain as an investment. When the transfer of the senior portion

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

does not meet the criteria for sale treatment under GAAP, the entire loan (the senior and junior portions) remains on our consolidated balance sheet classified as a held-for-investment loan and we account for the transfer of the senior portion as a secured borrowing. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net.

Residential and Commercial Loans — At Amortized Cost

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

March 31, 2014

(Unaudited)

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

March 31, 2014

(Unaudited)

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

Trading Securities

We primarily denote trading securities as those securities where we have adopted the fair value option. Trading securities are carried at their estimated fair values and coupon interest is recognized as interest income when earned and deemed collectible. Changes in the fair value of Sequoia IO securities designated as trading securities are reported in mortgage banking activities, net, a

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

component of our consolidated statements of income. Changes in the fair value of other trading securities are reported through our consolidated statements of income in other market valuation adjustments, net.

Available-for-Sale Securities

AFS securities primarily consist of non-agency residential mortgage backed securities (“RMBS”) and may include other residential and commercial securities. Non-agency RMBS are not issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government. AFS securities are carried at their estimated fair value with unrealized gains and losses excluded from earnings (except when an other-than-temporary impairment (“OTTI”) is recognized, as discussed below) and reported in accumulated other comprehensive income (“AOCI”), a component of stockholders’ equity.

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

When the fair value of an AFS security is less than its amortized cost at the reporting date, the security is considered impaired. We assess our impaired securities at least quarterly to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). If we either — (i) intend to sell the impaired security; (ii) will more likely than not be required to sell the impaired security before it recovers in value; or (iii) if there has been an adverse change in cash flows — the impairment is deemed an OTTI. In the case of criteria (i) and (ii), we record the entire difference between the security’s estimated fair value and its amortized cost at the reporting date in our consolidated statements of income. If there has been an adverse change in cash flows, only the portion of the OTTI related to “credit” losses is recognized through other market valuation adjustments, net on our consolidated statements of income, with the remaining “non-credit” portion recognized through AOCI on our consolidated balance sheet. If the first two criteria are not met and there has not been an adverse change in cash flows, the impairment is considered temporary and the entire unrealized loss is recognized through AOCI on our consolidated balance sheets.

For impaired AFS securities, to determine if there has been an adverse change in cash flows and if any portion of a resulting OTTI is related to credit losses, we compare the present value of the cash flows expected to be collected as of the current financial reporting date to the amortized cost basis of the security. The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes. If the present value of the current expected cash flows is less than the amortized cost basis, there has been an adverse change and the security is considered OTTI with the difference between these two amounts representing the credit loss. The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective and based on information available at the time of the assessment as well as our estimates of future performance and cash flows. As a result, the timing and amount of OTTI constitute a material estimate that is susceptible to significant change.

See Note 8 for further discussion on real estate securities.

MSRs

We recognize MSRs through the retention of servicing rights associated with residential mortgage loans that we have acquired and subsequently transferred to third parties (including the Agencies) or through the direct acquisition of MSRs sold by third parties.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

Derivative Financial Instruments

Derivative financial instruments we typically utilize include swaps, swaptions, financial futures contracts, and “To Be Announced” (“TBA”) contracts. These derivatives are primarily used to manage interest rate risk associated with our operations. In addition, we enter into certain residential loan purchase commitments (“LPCs”) and residential loan forward sale commitments (“FSCs”) that are treated as derivatives for financial reporting purposes. All derivative financial instruments are recorded at their estimated fair values on our consolidated balance sheets. Derivatives with positive fair values to us are reported as assets and derivatives with negative fair values to us are reported as liabilities. We classify each derivative as either (i) a trading instrument (no specific hedging designation for financial reporting purposes) or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

Changes in the fair values of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income through other market valuation adjustments, net, to the extent they are used to manage risks associated with our residential investment portfolio. Derivatives used to manage certain risks associated with our residential and commercial mortgage banking activities, including valuation changes related to residential LPCs and FSCs, are included in mortgage banking activities, net, on our consolidated statements of income.

Changes in the fair values of derivatives accounted for as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive income, a component of equity on our consolidated balance sheets. Interest income or expense, and any ineffectiveness associated with these derivatives, are recorded as a component of net interest income in our consolidated statements of income. We measure the effective portion of cash flow hedges by comparing the change in fair value of the expected future variable cash flows of the derivative hedging instruments with the change in fair value of the expected future variable cash flows of the hedged item.

We will discontinue a designated cash flow hedging relationship if (i) we determine that the hedging derivative is no longer expected to be effective in offsetting changes in the cash flows of the designated hedged item; (ii) the derivative expires or is sold,

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

terminated, or exercised; (iii) the derivative is de-designated as a cash flow hedge; or, (iv) it is probable that a forecasted transaction associated with the hedged item will not occur by the end of the originally specified time period. To the extent we de-designate or terminate a cash flow hedging relationship and the associated hedged item continues to exist, any unrealized gain or loss of the cash flow hedge at the time of de-designation remains in accumulated other comprehensive income and is amortized using the straight-line method through interest expense over the remaining life of the hedged item.

Swaps and Swaptions

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

Eurodollar Futures and Financial Futures

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

TBA Contracts

TBA contracts are forward contracts to purchase mortgage-backed securities that will be issued by a U.S. government sponsored enterprise in the future. We purchase or sell these derivatives to offset — to varying degrees — changes in the values of mortgage products for which we have exposure to interest rate volatility.

Loan Purchase and Forward Sale Commitments

We refer to LPCs as agreements with third-party residential loan originators to purchase residential loans at a future date that qualify as a derivative under GAAP. LPCs that qualify as derivatives are recorded at their estimated fair values on our consolidated balance sheets. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net. We refer to FSCs as agreements with third-parties to sell residential loans at a future date that also qualify as derivatives under GAAP. FSCs are recorded at their estimated fair values on our consolidated balance sheets. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net.

See Note 10 for further discussion on derivative financial instruments.

Deferred Tax Assets and Liabilities

Our deferred tax assets/liabilities are generated by temporary differences in GAAP and taxable income at our taxable subsidiaries. These differences generally reflect differing accounting treatments for GAAP and tax, such as accounting for mortgage servicing rights, discount and premium amortization, credit losses, equity awards, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability as required and establish a deferred tax asset. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is reduced. We may also recognize income under GAAP in periods prior to when we recognize the income for tax. When this occurs, we establish a deferred tax liability. As the income is subsequently realized in future periods for tax, the deferred tax liability is reduced.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider historical and projected

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

Asset-Backed Securities Issued

The majority of the liabilities reported on our consolidated balance sheets represent ABS issued by bankruptcy-remote entities sponsored by Redwood. Sequoia, the Residential Resecuritization, and the Commercial Securitization assets are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors.

Residential Resecuritization, Commercial Securitization, and Sequoia ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium.

See Note 13 for further discussion on ABS issued.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Long-Term Debt

Commercial Long-term Debt

Commercial long-term debt includes borrowings under a master repurchase agreement that expires in more than one year with a financial institution counterparty. These borrowings are collateralized by commercial loans. If the value (as determined by the applicable counterparty) of the collateral securing those borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue any outstanding debt amount from us.

Commercial Secured Borrowings

Commercial secured borrowings represent liabilities recognized in association with cash received from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under ASC 860 and were accounted for as financings. We elect the fair value option for these secured borrowings and they are held at their estimated fair value on our consolidated balance sheets.

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

Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income allocable to common shareholders, less income allocated to participating securities (as described herein). Diluted EPS is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of share-based payment awards and the assumed conversion of convertible notes to common shares (accomplished by adding back the periodic interest expense associated with dilutive convertible debt to net income and adding the shares issued in an assumed conversion to the diluted share count).

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

containing nonforfeitable rights to dividends or dividend equivalents as participating securities that are included in computing EPS under the two-class method.

See Note 16 for further discussion on equity.

Incentive Plans

In May 2013, our shareholders approved an amendment and restatement to our previously amended 2002 Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors. The amendment provided, among other things, for an increase in the number of shares available for distribution under the plan. The Incentive Plan authorizes our Board of Directors (or a committee appointed by our Board of Directors) to grant incentive stock options (“ISOs”), non-qualifying stock options (“NQSOs”), performance stock units (“PSUs”), deferred stock units (“DSUs”), restricted stock, performance shares, performance units, stock appreciation rights, limited stock appreciation rights (awards), and dividend equivalent rights (“DERs”) to eligible recipients. Long-term incentive awards granted under the Incentive Plan generally vest over a three- or four-year period. Awards made under the Incentive Plan to officers and other employees in lieu of the payment in cash of a portion of annual bonuses earned generally vest immediately, but are subject to a three-year mandatory holding period. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately. The cost of the awards is amortized over the vesting period on a straight-line basis.

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

March 31, 2014

(Unaudited)

See Note 20 for further discussion on taxes.

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

The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at March 31, 2014 and December 31, 2013.

Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet(1)
March 31, 2014 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets (2)
Interest rate agreements	$3,421	$-	$3,421	$(3,278)	$(70)	$73
TBAs	913	-	913	(360)	-	553
Futures	-	-	-	-	-	-

Total Assets	$4,334	$-	$4,334	$(3,638)	$(70)	$626

Liabilities (2)
Interest rate agreements	$(26,043)	$-	$(26,043)	$3,278	$22,765	$-
TBAs	(360)	-	(360)	360	-	-
Futures	(503)	-	(503)	-	503	-
Loan warehouse debt	(580,348)	-	(580,348)	580,348	-	-
Security repurchase agreements	(708,413)	-	(708,413)	708,413	-	-
Commercial borrowings	(51,458)	-	(51,458)	51,458	-	-

Total Liabilities	$(1,367,125)	$-	$(1,367,125)	$1,343,857	$23,268	$-

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)
December 31, 2013 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets (2)
Interest rate agreements	$6,566	$-	$6,566	$(5,402)	$-	$1,164
TBAs	1,138	-	1,138	(656)	(482)	-
Futures	-	-	-	-	-	-

Total Assets	$7,704	$-	$7,704	$(6,058)	$(482)	$1,164

Liabilities (2)
Interest rate agreements	$(16,599)	$-	$(16,599)	$5,402	$11,197	$-
TBAs	(661)	-	(661)	656	5	-
Futures	(528)	-	(528)	-	528	-
Loan warehouse debt	(184,789)	-	(184,789)	184,789	-	-
Security repurchase agreements	(677,974)	-	(677,974)	677,974	-	-
Commercial borrowings	(49,467)	-	(49,467)	49,467	-	-

Total Liabilities	$(930,018)	$-	$(930,018)	$918,288	$11,730	$-

(1)

Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty (which may, in certain circumstances, be a clearinghouse) that exceed the financial liabilities subject to a master netting arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.

(2)

Interest rate agreements, TBAs, and futures are components of derivatives instruments on our consolidated balances sheets. Loan warehouse debt, which is secured by residential and commercial mortgage loans, and security repurchase agreements are components of short-term debt on our consolidated balance sheets. Commercial borrowings are a component of long-term debt on our consolidated balance sheets.

For each category of financial instrument set forth in the table above, the assets and liabilities resulting from individual transactions within that category between Redwood and a counterparty are subject to a master netting arrangement or similar agreement with that counterparty that provides for individual transactions to be treated as a single transaction. For certain categories of these instruments, some of our transactions are cleared and settled through one or more clearinghouses that are substituted as our counterparty and references herein to master netting arrangements or similar agreements include the arrangements and agreements governing the clearing and settlement of these transactions through the clearinghouses. In the event of the termination and close-out of any of those transactions, the corresponding master netting arrangement or similar agreement provides for settlement on a net basis and for settlement to include the proceeds of the liquidation of any corresponding collateral, subject to certain limitations on termination, settlement, and liquidation of collateral that may apply in the event of the bankruptcy or insolvency of a party that should not inhibit the eventual practical realization of the principal benefits of those transactions or the corresponding master netting arrangement or similar agreement and any corresponding collateral.

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

March 31, 2014

(Unaudited)

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

Assets and Liabilities of Consolidated VIEs at March 31, 2014

March 31, 2014 (Dollars in Thousands)	Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total
Residential loans, held-for-investment	$1,689,994	$-	$-	$1,689,994
Commercial loans, held-for-investment	-	-	257,375	257,375
Real estate securities, at fair value	-	255,834	-	255,834
Restricted cash	189	-	134	323
Accrued interest receivable	2,507	580	1,919	5,006
Other assets	2,607	-	83	2,690

Total Assets	$1,695,297	$256,414	$259,511	$2,211,222

Accrued interest payable	$1,158	$25	$692	$1,875
Asset-backed securities issued	1,624,591	82,179	147,574	1,854,344

Total Liabilities	$1,625,749	$82,204	$148,266	$1,856,219

Number of VIEs	24	1	1	26

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

We consolidate the assets and liabilities of the Commercial Securitization entity, as we did not meet the GAAP sale criteria at the time the financial assets were transferred to this entity based on our role in the entity’s inception and design. We transferred subordinate commercial loans to RCMC 2012-CREL1, a securitization entity. In connection with this transaction, we acquired certain subordinate securities that we continue to hold. We engaged in the Commercial Securitization primarily for the purpose of obtaining permanent non-recourse financing on a portion of our commercial mezzanine loan portfolio. Our credit risk exposure is largely unchanged as a result of engaging in the transaction, as we remain economically exposed to the financed loans through our subordinate investment in the Commercial Securitization.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Analysis of Unconsolidated VIEs with Continuing Involvement

Since 2012, we have transferred residential loans to 18 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets.

The following table presents information related to securitization transactions that occurred during the three months ended March 31, 2014 and 2013.

Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2014	2013
Principal balance of loans transferred	$-	$2,240,652
Trading securities retained, at fair value	-	51,208
AFS securities retained, at fair value	-	114,728
Gains on sale	-	138
MSRs recognized	-	12,466

Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party servicer to perform) and the receipt of interest income associated with the securities we retained. The following table summarizes the cash flows between us and the unconsolidated VIEs sponsored by us during the three months ended March 31, 2014 and 2013.

Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2014	2013
Cash proceeds	$-	$2,153,850
MSR fees received	3,423	976
Funding of compensating interest	(33)	(118)
Cash flows received on retained securities	12,303	5,067

The following table presents the key weighted-average assumptions to measure MSRs at the date of securitization.

MSR Assumptions Related to Unconsolidated VIEs Sponsored by Redwood

	Issued During Three Months Ended March 31,
At Date of Securitization	2014	2013
Prepayment speeds	N/A	5 - 17%
Discount rates	N/A	12%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The following table presents additional information at March 31, 2014 and December 31, 2013, related to unconsolidated securitizations accounted for as sales since 2012. These securitizations have not incurred any credit losses.

Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	March 31, 2014	December 31, 2013
On-balance sheet assets, at fair value:
Interest-only securities, classified as trading	$106,228	$110,505
Senior and subordinate securities, classified as AFS	417,188	405,415
Maximum loss exposure (1)	523,416	515,920
Assets transferred:
Principal balance of loans outstanding	6,516,252	6,627,874
Principal balance of delinquent loans 30+ days delinquent	14,223	14,587

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at March 31, 2014 and December 31, 2013.

Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

March 31, 2014 (Dollars in Thousands)	MSRs		Senior Interest-only Securities		Subordinate Securities
Fair value at March 31, 2014	$57,882		$106,228		$417,188
Expected life (in years) (1)	8		7		11

Prepayment speed assumption (annual CPR) (1)	9	%	9	%	9	%
Decrease in fair value from:
10% adverse change	$1,886		$5,314		$1,450
25% adverse change	3,984		12,546		3,816

Discount rate assumption (1)	11	%	6	%	6	%
Decrease in fair value from:
100 basis point increase	$2,519		$5,251		$31,989
200 basis point increase	4,735		10,043		60,272

Credit loss assumption (1)	N/A		0.23	%	0.23	%
Decrease in fair value from:
10% higher losses	N/A		$84		$1,320
25% higher losses	N/A		209		3,298

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

Continuing Involvement with VIEs with No Economic Interest

We maintain limited continuing involvement in certain Acacia securitization entities we sponsored, but have no current economic interest in these entities. Our continuing involvement as collateral manager has, under the terms of the applicable management agreements, been significantly curtailed or eliminated with respect to the Acacia entities, as all but one of these entities have experienced events of default. We will continue to receive the collateral management fees for these entities, which have decreased significantly and will continue to do so as the balances on which the fees are determined continue to decline.

Analysis of Third-Party VIEs

Third-party VIEs are securitization entities for which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at March 31, 2014, grouped by collateral type.

Third-Party Sponsored VIE Summary

(Dollars in Thousands)	March 31, 2014
Residential real estate securities at Redwood
Senior	$642,785
Re-REMIC	192,208
Subordinate	128,765

Total Investments in Third-Party Real Estate Securities	$963,758

We determined that we are not the primary beneficiary of any third-party residential, commercial, or collateralized debt obligation entities, as we do not have the required power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not service or manage these entities or otherwise hold decision making powers that are significant. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these third-party VIEs – we only account for our specific interests in them.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Our assessments of whether we are required to consolidate a VIE may change in subsequent reporting periods based upon changing facts and circumstances pertaining to each VIE. Any related accounting changes could result in a material impact to our financial statements.

Other Transfers of Financial Assets

As part of our commercial mortgage banking activities, we originate senior commercial mortgage loans that may be bifurcated into a senior portion that is sold to a third party and a junior portion that we retain as an investment. When the transfer of the senior portion does not meet the criteria for sale treatment under GAAP, the entire loan (the senior and junior portions) remains on our consolidated balance sheet classified as a held-for-investment loan and we account for the transfer of the senior portion as a secured borrowing. We elect the fair value option for the senior and junior portions of these loans and their related secured borrowings. We generally do not maintain continuing involvement with senior portions of the loans sold to a third party and our credit risk exposure is limited to our investment in the junior portion of the loan, which we retain.

The following table presents commercial loan transfers accounted for as secured borrowing for the three months ended March 31, 2014.

Loan Transfers Accounted for as Secured Borrowings

(In Thousands)	Three Months Ended March 31, 2014
Principal balance	$33,875
Cash proceeds	34,774

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Assets
Residential loans, held-for-sale
At fair value	$773,294	$773,294	$402,602	$402,602
At lower of cost or fair value	1,642	1,798	1,665	1,817
Residential loans, held-for-investment	1,689,994	1,555,530	1,762,167	1,610,024
Commercial loans, held-for-sale	77,155	77,155	89,111	89,111
Commercial loans, held-for-investment
At fair value	69,436	69,436	-	-
At amortized cost	344,684	350,261	343,344	348,305
Trading securities	120,123	120,123	124,555	124,555
Available-for-sale securities	1,622,885	1,622,885	1,558,306	1,558,306
MSRs	64,971	64,971	64,824	64,824
Cash and cash equivalents	149,966	149,966	173,201	173,201
Restricted cash	432	432	398	398
Accrued interest receivable	14,410	14,410	13,475	13,475
Derivative assets	4,438	4,438	7,787	7,787
REO (1)	2,607	2,995	3,661	4,084
Margin receivable (1)	44,746	44,746	31,149	31,149
Other collateral posted (1)	5,000	5,000	5,000	5,000

Liabilities
Short-term debt	$1,288,761	$1,288,761	$862,763	$862,763
Accrued interest payable	9,832	9,832	6,366	6,366
Derivative liabilities	27,197	27,197	18,167	18,167
ABS issued	1,854,344	1,722,220	1,942,962	1,746,906
Commercial long-term debt	51,458	51,458	49,467	49,467
Commercial secured borrowings	34,774	34,774	-	-
Convertible notes	287,500	309,063	287,500	299,719
Other long-term debt	139,500	112,995	139,500	111,600

(1)	These assets are included in Other Assets on our consolidated balance sheets.

We elected the fair value option for $1.07 billion and $119 million of residential loans and commercial loans, respectively, we acquired during the three months ended March 31, 2014. We also elected the fair value option for $35 million of commercial secured borrowings we recorded during the three months ended March 31, 2014. We anticipate electing the fair value option for all future purchases of residential loans and commercial senior loans that we intend to sell to third parties or transfer to securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis at March 31, 2014, as well as the fair value hierarchy of the valuation inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2014

March 31, 2014	Carrying	Fair Value Measurements Using
(In Thousands)	Value	Level 1	Level 2	Level 3
Assets
Residential loans, at fair value	$773,294	$-	$149,749	$623,545
Commercial loans, at fair value	146,591	-	-	146,591
Trading securities	120,123	-	-	120,123
Available-for-sale securities	1,622,885	-	-	1,622,885
MSRs	64,971	-	-	64,971
Derivative assets	4,438	913	3,430	95

Liabilities
Derivative liabilities	27,197	863	26,045	289
Commercial secured borrowings	34,774	-	-	34,774

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets					Liabilities
(In Thousands)	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Loan Purchase Commitments	Commercial Secured Borrowings
Beginning balance - December 31, 2013	$391,100	$89,111	$124,555	$1,558,306	$64,824	$379	$-
Principal paydowns	(6,922)	(3,254)	(2)	(42,303)	-	-	-
Gains (losses) in net income, net	7,449	3,626	(4,430)	12,172	(2,711)	(84)	-
Unrealized gains in OCI, net	-	-	-	20,621	-	-	-
Acquisitions	794,031	122,509	-	74,089	2,858	-	34,774
Sales	(561,550)	(65,401)	-	-	-	-	-
Other settlements, net	(563)	-	-	-	-	(101)	-

Ending Balance - March 31, 2014	$623,545	$146,591	$120,123	$1,622,885	$64,971	$194	$34,774

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at March 31, 2014 and 2013. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three months ended March 31, 2014 and 2013 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2014 and 2013 Included in Net Income

	Included in Net Income
	Three Months Ended March 31,
(In Thousands)	2014	2013
Assets
Residential loans, at fair value	$3,483	$4,326
Commercial loans, at fair value	2,530	-
Trading securities	(4,431)	(488)
Available-for-sale securities	(113)	(24)
MSRs	(2,291)	811

Liabilities
Loan purchase commitments	(235)	-

The following table presents information on assets recorded at fair value on a non-recurring basis at March 31, 2014. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our balance sheet at March 31, 2014.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2014

					Gain (Loss) for
March 31, 2014	Carrying	Fair Value Measurements Using			Three Months Ended
(In Thousands)	Value	Level 1	Level 2	Level 3	March 31, 2014
Assets
Residential loans, at lower of cost or fair value	$1,229	$-	$-	$1,229	$(2)
REO	829	-	-	829	169

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the three months ended March 31, 2014 and 2013.

Market Valuation Adjustments, Net

	Three Months Ended March 31,
(In Thousands)	2014	2013
Mortgage banking activities
Residential loans, at fair value	$7,037	$34,870
Commercial loans, at fair value	3,626	-
Trading securities	(4,277)	1,930
Derivative instruments, net	(7,081)	1,022
Loan purchase and forward sale commitments	8	-

Total mortgage banking activities	(687)	37,822

MSRs	(2,711)	342
Other
Residential loans, at lower of cost or fair value	(2)	40
Trading securities	(154)	(567)
Impairments on AFS securities	(113)	(24)
REO	(142)	227
Other derivative instruments, net	(5,727)	21

Total other	(6,138)	(303)

Total Market Valuation Adjustments, Net	$(9,536)	$37,861

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

March 31, 2014

(Unaudited)

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.

Fair Value Methodology for Level 3 Financial Instruments

March 31, 2014 (Dollars in Thousands)	Fair Value	Unobservable Input	Range		Weighted Average
Assets
Residential loans, at fair value:
Loans priced to securitization or priced to whole	$517,542	Discount rate	3 - 4%		3%
loan market and uncommitted to sell		Prepayment rate	10 - 10%		10%
		Default rate	1 - 1%		1%
		Loss severity	22 - 22%		22%
		Credit support	7 - 8%		7%
		Spread to securitization	50 bps -50	bps	50	bps

Loans priced to whole loan market, committed to sell	106,003	Pool fallout assumption	10 bps -10	bps	10	bps

Residential loans, at lower of cost or fair value	1,229	Loss severity	15- 28%		22%

Commercial loans, at fair value	146,591	Credit spread	148 bps -148	bps	148	bps
		Credit support	24 - 24%		24%

Trading and AFS securities	1,743,008	Discount rate	4 - 12%		6%
		Prepayment speed	1 - 35%		11%
		Default rate	0 - 35%		8%
		Loss severity	20 - 64%		33%
		Credit support	0 - 84%		6%

MSRs	64,971	Discount rate	9 - 12%		11%
		Prepayment rate	5 - 50%		9%

REO	829	Loss severity	0 - 60%		41%

Liabilities
Commercial secured financing	34,774	Credit spread	148 bps - 148	bps	148	bps
		Credit support	24 - 24%		24%

Loan purchase commitments, net	194	MSR multiple	1 - 5%		4%
		Pullthrough rate	65 - 99%		84%

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

Commercial loans

Estimated fair values for mezzanine commercial loans are determined by both market comparable pricing and discounted cash flow analysis valuation techniques (Level 3). Our discounted cash flow models utilize certain significant unobservable inputs including the underwritten net operating income and debt coverage ratio assumptions and actual performance relative to those underwritten metrics. A decrease in these unobservable inputs will reduce the estimated fair value of the commercial loans.

Estimated fair values for senior commercial loans are determined by an exit price to securitization. Certain significant inputs in the valuation analysis are Level 3 in nature. Relevant market indicators that are factored into the analyses include third-party Commercial Mortgage-Backed Securities (“CMBS”) sales, pricing points for secondary sales of CMBS, yields for synthetic instruments that use CMBS bonds as an underlying index, indexed swap yields, credit rating agency guidance on expected credit enhancement levels for newly issued CMBS transactions, and interest rates (Level 3). In certain cases, commercial senior mortgage loans are valued based on third-party offers for the securities for purchase into securitization (Level 2).

Real estate securities

Real estate securities primarily include residential mortgage-backed securities that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators that are factored into the analyses include bid/ask spreads, the amount and timing of credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate, loss severity and credit support. The estimated fair value of our securities would generally decrease based upon an increase in serious delinquencies. Conversely, the estimated fair value of our securities would generally increase if the prepayment rate or credit support inputs were to increase.

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at March 31, 2014, we received dealer price indications on 85% of our securities, representing 96% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

Derivative assets and liabilities

Our derivative instruments include swaps, swaptions, TBAs, financial futures, LPCs, and FSCs. Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. TBA and financial futures fair values are generally obtained using quoted

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

prices from active markets (Level 1). Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2). LPC fair values are estimated based on quoted Agency MBS prices, estimates of the fair value of the MSRs we expect to retain in the sale of the loans, and the probability that the mortgage loan will be purchased (Level 3). FSC fair values are obtained using quoted Agency prices. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2).

For other derivatives, valuations are based on various factors such as liquidity, bid/ask spreads, and credit considerations for which we rely on available market inputs. In the absence of such inputs, management’s best estimate is used (Level 3).

MSRs

MSRs represent the rights to service jumbo and conforming residential mortgage loans. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. These inputs include market discount rates, prepayment speeds of serviced loans, and the market cost of servicing. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Estimated fair values are based on applying the inputs to generate the net present value of estimated MSR income, which is what we believe market participants would use to estimate fair value (Level 3). These discounted cash flow models utilize certain significant unobservable inputs including prepayment rate and discount rate assumptions. An increase in these unobservable inputs will reduce the estimated fair value of the MSRs.

As part of our MSR valuation process, we received a valuation estimate from a third-party valuations group. In the aggregate, our internal valuation of the MSRs was less than 1% lower than the third-party valuation at March 31, 2014.

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

March 31, 2014

(Unaudited)

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

As part of our ABS issued valuation process, we also request and consider indications of value from third-party securities dealers. For purposes of pricing our ABS issued at March 31, 2014, we received dealer price indications on 51% of our ABS issued. In the aggregate, our internal valuations of the ABS issued for which we received dealer price indications were within 1% of the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis.

Commercial long-term debt

Commercial long-term debt includes our commercial loan repurchase agreement that matures in more than one year. Fair values approximate carrying values (Level 1).

Commercial secured borrowings

Commercial secured borrowings represent liabilities recognized as a result of transfers of portions of senior commercial mortgage loans to third parties that do not meet the criteria for sale treatment under GAAP and are accounted for as secured borrowings. Fair values for commercial secured borrowings are based on the fair values of the senior commercial loans associated with the borrowings (Level 3).

Convertible notes

Convertible notes include unsecured convertible senior notes. Fair values are determined using quoted prices in active markets (Level 1).

Trust preferred securities and subordinated notes

Estimated fair values of trust preferred securities and subordinated notes are determined using discounted cash flow analysis valuation techniques. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3).

Note 6. Residential Loans

We acquire residential loans from third-party originators. The following table summarizes the classifications and carrying value of the residential loans owned at Redwood and at consolidated Sequoia entities at March 31, 2014 and December 31, 2013.

March 31, 2014 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value - Conforming	$149,749	$-	$149,749
Fair value - Jumbo	623,545	-	623,545
Lower of cost or fair value	1,642	-	1,642
Held-for-investment	-	1,689,994	1,689,994

Total Residential Loans	$774,936	$1,689,994	$2,464,930

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

December 31, 2013 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value - Conforming	$11,502	$-	$11,502
Fair value - Jumbo	391,100	-	391,100
Lower of cost or fair value	1,665	-	1,665
Held-for-investment	-	1,762,167	1,762,167

Total Residential Loans	$404,267	$1,762,167	$2,166,434

Residential Loans Held-for-Sale

Residential Loans at Fair Value

At March 31, 2014, there were 1,365 residential loans at fair value, with an aggregate outstanding principal balance of $758 million and an aggregate fair value of $773 million. During the three months ended March 31, 2014, we purchased $1.07 billion (principal balance) of residential loans, for which we elected the fair value option. During the three months ended March 31, 2014 and 2013, we recorded $7 million and $35 million of positive valuation adjustments, respectively, on residential loans for which we elected the fair value option through mortgage banking activities, net, a component of our consolidated income statement. At December 31, 2013, there were 537 residential loans at fair value, with an aggregate outstanding principal balance of $399 million and an aggregate fair value of $403 million.

Residential Loans at Lower of Cost or Fair Value

At March 31, 2014, there were 10 residential loans at lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $2 million. At December 31, 2013, there were 10 residential loans at lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $2 million. During the three months ended March 31, 2014 and 2013, we recorded valuation adjustments for residential loans held-for-sale of negative $2 thousand and positive $40 thousand, respectively.

Residential Loans Held-for-Investment

The following table details the carrying value for residential loans held-for-investment at March 31, 2014 and December 31, 2013. These loans are owned at Sequoia securitization entities that we consolidate for financial reporting purposes.

(In Thousands)	March 31, 2014	December 31, 2013
Principal balance	$1,699,887	$1,770,803
Unamortized premium, net	15,678	16,791

Recorded investment	1,715,565	1,787,594
Allowance for loan losses	(25,571)	(25,427)

Carrying Value	$1,689,994	$1,762,167

Of the $1.70 billion of principal balance and $16 million of unamortized premium on loans held-for-investment at March 31, 2014, $699 million of principal balance and $10 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During the three months ended March 31, 2014, 4% of these residential loans prepaid and we amortized 8% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal balance was $1.00 billion and the unamortized premium was $6 million. During the three months ended March 31, 2014, 4% of these loans prepaid and we amortized 4% of the premium.

Of the $1.77 billion of principal balance and $17 million of unamortized premium on loans held-for-investment at December 31, 2013, $731 million of principal balance and $11 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. For residential loans acquired after July 1, 2004, the principal balance was $1.00 billion and the unamortized premium was $6 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Credit Characteristics of Residential Loans Held-for-Investment

As a percentage of our recorded investment, 99% of residential loans held-for-investment at March 31, 2014, were first lien, predominately prime-quality loans at the time of origination. The remaining 1% of loans were second lien, home equity lines of credit. The weighted average original LTV ratio for our residential loans held-for-investment outstanding at March 31, 2014, was 66%. The weighted average FICO score for the borrowers of these loans was 733 at the time the loans were originated.

We consider the year of origination of our residential loans held-for-investment to be a general indicator of credit performance as loans originated in specific years have often possessed similar product and credit characteristics. The following table displays our recorded investment in residential loans held-for-investment at March 31, 2014 and December 31, 2013, organized by year of origination.

(In Thousands)	March 31, 2014	December 31, 2013
2003 & Earlier	$840,351	$881,364
2004	501,520	513,458
2005	62,313	62,675
2006	143,813	149,776
2007	-	-
2008	-	-
2009	21,765	25,860
2010	87,319	92,728
2011	58,484	61,733

Total Recorded Investment	$1,715,565	$1,787,594

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

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(In Thousands)	2014	2013
Balance at beginning of period	$25,427	$28,504
Charge-offs, net	(484)	(795)
Provision for loan losses	628	1,355

Balance at End of Period	$25,571	$29,064

During the three months ended March 31, 2014 and 2013, there were less than $1 million and $1 million of charge-offs of residential loans that reduced our allowance for loan losses, respectively. These charge-offs both arose from $2 million of defaulted loan principal.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

The following table summarizes the balances for loans collectively evaluated for impairment at March 31, 2014 and December 31, 2013.

(In Thousands)	March 31, 2014	December 31, 2013
Principal balance	$1,689,413	$1,762,165
Recorded investment	1,705,306	1,779,161
Related allowance	24,690	24,762

The following table summarizes the recorded investment and past due status of residential loans collectively evaluated for impairment at March 31, 2014 and December 31, 2013.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
March 31, 2014	$31,308	$6,942	$81,699	$1,585,357	$1,705,306
December 31, 2013	34,187	13,248	79,010	1,652,716	1,779,161

Residential Loans Individually Evaluated for Impairment

As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, a number of loan modifications have been completed to help make mortgage loans more affordable for qualifying borrowers and potentially reduce a future impairment. For the three months ended March 31, 2014 and 2013, all of the loan modifications determined to be TDRs were either: (i) conversions of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reductions in the contractual interest rates of a mortgage loan paired with capitalization of accrued interest; or (iii) principal forgiveness paired with interest rate reductions.

The following table presents the details of the loan modifications determined to be TDRs for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
TDRs
Number of modifications	5	3
Pre-modification outstanding recorded investment	$1,915	$764
Post-modification outstanding recorded investment	1,893	796
Loan modification effect on net interest income after provision and other MVA	(409)	(169)

TDRs that Subsequently Defaulted
Number of modifications	3	2
Recorded investment	$919	$409

If we determine that a restructured loan is a TDR, we remove it from the general loan pools used for determining the allowance for residential loan losses and assess it for impairment on an individual basis. This assessment is based primarily on whether an adverse change in the expected future cash flows resulted from the restructuring. The average recorded investment of loans individually evaluated for impairment for the three months ended March 31, 2014 and 2013 was $9 million and $6 million, respectively. For the three months ended March 31, 2014 and 2013, we recorded interest income of $38 thousand and $11 thousand, respectively, on individually impaired loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The following table summarizes the balances for loans individually evaluated for impairment, all of which had an allowance, at March 31, 2014 and December 31, 2013.

(In Thousands)	March 31, 2014	December 31, 2013
Principal balance	$10,474	$8,638
Recorded investment	10,259	8,433
Related allowance	881	665

The following table summarizes the recorded investment and past due status of residential loans individually evaluated for impairment at March 31, 2014 and December 31, 2013.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
March 31, 2014	$1,545	$-	$560	$8,154	$10,259
December 31, 2013	1,560	-	567	6,306	8,433

Note 7. Commercial Loans

We invest in commercial loans that we originate and service as well as loans that we acquire from third-party originators. The following table summarizes the classifications and carrying value of commercial loans at March 31, 2014 and December 31, 2013.

(In Thousands)	March 31, 2014	December 31, 2013
Held-for-sale, at fair value	$77,155	$89,111
Held-for-investment
At fair value	69,436	-
At amortized cost	344,684	343,344

Total Commercial Loans	$491,275	$432,455

Of the held-for-investment commercial loans shown above at March 31, 2014 and December 31, 2013, $257 million and $258 million, respectively, were financed through the Commercial Securitization entity, as discussed in Note 4.

Commercial Loans Held-for-Sale

Commercial loans held-for-sale include loans we originate and intend to sell to third parties. At March 31, 2014, there were four commercial loans at fair value, with an aggregate outstanding principal balance of $75 million and an aggregate fair value of $77 million. During the three months ended March 31, 2014, we originated and funded senior commercial loans for $88 million and recorded $2 million of positive valuation adjustments on commercial loans for which we elected the fair value option through mortgage banking activities, net, a component of our consolidated income statement. At December 31, 2013, there were seven senior commercial loans at fair value, with an aggregate outstanding principal balance of $88 million and an aggregate fair value of $89 million.

Commercial Loans Held-for-Investment

Commercial Loans Held-for-Investment, at Fair Value

Commercial loans held-for-investment at fair value include certain loans we hold for investment for which we have elected the fair value option. At March 31, 2014, there were three of these commercial loans, with an aggregate outstanding principal balance of $68 million and an aggregate fair value of $69 million. During the three months ended March 31, 2014, we originated and funded senior commercial loans for $31 million and recorded $1 million of positive valuation adjustments on commercial loans for which we elected the fair value option through mortgage banking activities, net, a component of our consolidated income statement. We did not have any commercial loans held-for-investment at fair value at December 31, 2013.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Commercial Loans Held-for-Investment, at Amortized Cost

Commercial loans held-for-investment at amortized cost include loans we originate and preferred equity investments we make or, in either case, acquire from third parties. Through March 31, 2014, these loans have typically been mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.

The following table provides additional information for our commercial loans held-for-investment at amortized cost at March 31, 2014 and December 31, 2013.

(In Thousands)	March 31, 2014	December 31, 2013
Principal balance	$355,183	$353,331
Unamortized discount, net	(2,471)	(2,614)

Recorded investment	352,712	350,717
Allowance for loan losses	(8,028)	(7,373)

Carrying Value	$344,684	$343,344

At March 31, 2014, there were 51 commercial loans held-for-investment at amortized cost with an outstanding principal balance of $355 million and a carrying value of $345 million. During the three months ended March 31, 2014, we originated or acquired $2 million of commercial loans held-for-investment. Of the $353 million of recorded investment in commercial loans held-for-investment at March 31, 2014, 1% was originated in 2014, 18% was originated in 2013, 43% was originated in 2012, 34% was originated in 2011, and 4% was originated in 2010.

At December 31, 2013, there were 50 commercial loans held-for-investment at amortized cost with an outstanding principal balance of $353 million and a carrying value of $343 million. Of the $351 million of recorded investment in commercial loans held-for-investment at December 31, 2013, 19% was originated in 2013, 43% was originated in 2012, 34% was originated in 2011, and 4% was originated in 2010.

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

(In Thousands)	March 31, 2014	December 31, 2013
Pass	$311,699	$309,792
Watch list	43,484	43,539
Workout	-	-

Total Commercial Loans Held-for-Investment	$355,183	$353,331

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Activity in the Allowance for Loan Losses on Commercial Loans

The following table summarizes the activity in the allowance for commercial loan losses for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(In Thousands)	2014	2013
Balance at beginning of period	$7,373	$4,084
Charge-offs, net	-	-
Provision for loan losses	655	685

Balance at End of Period	$8,028	$4,769

Commercial Loans Collectively Evaluated for Impairment

At March 31, 2014 and December 31, 2013, all of our commercial loans collectively evaluated for impairment were current. The following table summarizes the balances for loans collectively evaluated for impairment at March 31, 2014 and December 31, 2013.

(In Thousands)	March 31, 2014	December 31, 2013
Principal balance	$355,183	$353,331
Recorded investment	352,712	350,717
Related allowance	8,028	7,373

Commercial Loans Individually Evaluated for Impairment

We did not have any loans individually evaluated for impairment at either March 31, 2014 or December 31, 2013.

Note 8. Real Estate Securities

We invest in mortgage-backed securities. The following table presents the fair values of our real estate securities by type at March 31, 2014 and December 31, 2013.

(In Thousands)	March 31, 2014	December 31, 2013
Trading	$120,123	$124,555
Available-for-sale	1,622,885	1,558,306

Total Real Estate Securities	$1,743,008	$1,682,861

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Trading Securities

We elected the fair value option for certain securities and classify them as trading securities. At March 31, 2014, our trading securities included $115 million of interest-only securities, for which there is no principal balance, and $5 million of residential subordinate securities. The unpaid principal balance of residential subordinate securities classified as trading was $15 million at both March 31, 2014 and December 31, 2013. The following table presents trading securities by collateral type at March 31, 2014 and December 31, 2013.

(In Thousands)	March 31, 2014	December 31, 2013
Senior Securities
Prime	$106,228	$110,505
Non-prime	8,729	9,070

Total Senior Securities	114,957	119,575

Subordinate Securities
Prime	5,166	4,980
Non-prime	-	-

Total Subordinate Securities	5,166	4,980

Total Trading Securities	$120,123	$124,555

AFS Securities

The following table presents the fair value of our available-for-sale securities held at Redwood by collateral type at March 31, 2014 and December 31, 2013.

(In Thousands)	March 31, 2014	December 31, 2013
Senior Securities
Prime	$699,786	$662,306
Non-prime	192,997	193,386

Total Senior Securities	892,783	855,692

Re-REMIC Securities	192,208	176,376

Subordinate Securities
Prime	537,735	526,095
Non-prime	159	143

Total Subordinate Securities	537,894	526,238

Total AFS Securities	$1,622,885	$1,558,306

The senior securities shown above at March 31, 2014 and December 31, 2013, included $125 million and $131 million, respectively, of prime securities, and $131 million and $132 million, respectively, of non-prime securities that were financed through the Residential Resecuritization entity, as discussed in Note 4.

We often purchase AFS securities at a discount to their outstanding principal balances. To the extent we purchase an AFS security that has a likelihood of incurring a loss, we do not amortize into income the portion of the purchase discount that we do not expect to collect due to the inherent credit risk of the security. We may also expense a portion of our investment in the security to the extent we believe that principal losses will exceed the purchase discount. We designate any amount of unpaid principal balance that we do not expect to receive and thus do not expect to earn or recover as a credit reserve on the security. Any remaining net unamortized discounts or premiums on the security are amortized into income over time using the effective yield method.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

At March 31, 2014, there were $729 thousand of AFS residential securities with contractual maturities less than five years, $2 million of AFS residential securities with contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

The following table presents the components of carrying value (which equals fair value) of residential AFS securities at March 31, 2014 and December 31, 2013.

Carrying Value of Residential AFS Securities

March 31, 2014	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$703,977	$212,629	$223,709	$696,717	$1,837,032
Credit reserve	(6,815)	(11,625)	(20,590)	(56,658)	(95,688)
Unamortized discount, net	(42,255)	(36,867)	(87,910)	(136,701)	(303,733)

Amortized cost	654,907	164,137	115,209	503,358	1,437,611
Gross unrealized gains	46,589	28,860	76,999	46,432	198,880
Gross unrealized losses	(1,710)	-	-	(11,896)	(13,606)

Carrying Value	$699,786	$192,997	$192,208	$537,894	$1,622,885

December 31, 2013	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$670,051	$218,603	$214,046	$706,292	$1,808,992
Credit reserve	(10,144)	(13,840)	(30,429)	(62,457)	(116,870)
Unamortized discount, net	(44,133)	(36,882)	(80,188)	(137,266)	(298,469)

Amortized cost	615,774	167,881	103,429	506,569	1,393,653
Gross unrealized gains	47,980	25,654	72,947	41,205	187,786
Gross unrealized losses	(1,448)	(149)	-	(21,536)	(23,133)

Carrying Value	$662,306	$193,386	$176,376	$526,238	$1,558,306

The following table presents the changes for the three months ended March 31, 2014, in unamortized discount and designated credit reserves on residential AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on Residential AFS Securities

	Three Months Ended March 31, 2014
(In Thousands)	Credit Reserve	Unamortized Discount, Net
Beginning balance	$116,870	$298,469
Amortization of net discount	-	(11,298)
Realized credit losses	(3,337)	-
Acquisitions	-	(409)
Sales, calls, other	(936)	(51)
Impairments	113	-
Transfers to (release of) credit reserves, net	(17,022)	17,022

Ending Balance	$95,688	$303,733

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Residential AFS Securities with Unrealized Losses

The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at March 31, 2014 and December 31, 2013.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
March 31, 2014	$430,056	$ (7,795)	$422,261	$97,790	$ (5,811)	$91,979
December 31, 2013	607,030	(21,195)	585,835	19,828	(1,938)	17,890

At March 31, 2014, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 298 AFS securities, of which 59 were in an unrealized loss position and 14 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2013, our consolidated balance sheet included 303 AFS securities, of which 76 were in an unrealized loss position and five were in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Other-than-Temporary Impairments

Gross unrealized losses on our AFS securities were $14 million at March 31, 2014. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At March 31, 2014, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.

During the three months ended March 31, 2014, we determined that unrealized losses of $2 million related to our AFS securities were OTTI, of which $113 thousand was determined to be credit related and recorded in “Other market valuation adjustments” in our consolidated statements of income and $1.6 million was determined to be non-credit related and recorded through AOCI on our consolidated balance sheets. AFS securities on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we considered factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.

The table below summarizes the significant valuation assumptions we used for our AFS securities at March 31, 2014.

Significant Valuation Assumptions

March 31, 2014	Prime Securities
Prepayment rates	7 - 20%
Loss severity	20 - 55%
Projected default rate	1 - 22%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at March 31, 2014 and 2013, for which a portion of an OTTI was recognized in other comprehensive income.

Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended March 31,
(In Thousands)	2014	2013
Balance at beginning of period	$37,149	$50,852
Additions	-	-
Initial credit impairments	71	-
Subsequent credit impairments	42	-
Reductions	-	-
Securities sold, or expected to sell	-	-
Securities with no outstanding principal at period end	(1,476)	(5,241)

Balance at End of Period	$35,786	$45,611

Gross Realized Gains and Losses on AFS Securities

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(In Thousands)	2014	2013
Gross realized gains - sales	$-	$12,038
Gross realized gains - calls	987	-
Gross realized losses - sales	-	-
Gross realized losses - calls	-	-

Total Realized Gains on Sales and Calls of AFS Securities, Net	$987	$12,038

Note 9. Mortgage Servicing Rights

During the three months ended March 31, 2014, we recorded MSRs of $488 thousand associated with $59 million (principal balance) of jumbo loans sold to third parties. In addition, during the three months ended March 31, 2014, we recorded MSRs of $2 million associated with $155 million (principal balance) of conforming loans sold to the Agencies and we purchased less than $1 million of MSRs associated with $59 million of conforming loan principal balance. At March 31, 2014, the principal balance of the loans associated with our MSRs was $6.0 billion. At March 31, 2014, we also owned MSRs that provided us with the rights to service $674 million (principal balance) of consolidated residential loans purchased from third-party originators.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

We contract with a licensed sub-servicer to perform all servicing functions for loans associated with our MSRs. The following table presents activity for MSRs for the three months ended March 31, 2014 and 2013.

MSR Activity

	Three Months Ended March 31,
(In Thousands)	2014	2013
Balance at beginning of period	$64,824	$5,315
Additions	2,858	12,466
Changes in fair value due to:
Changes in assumptions (1)	(1,125)	713
Other changes (2)	(1,586)	(371)

Balance at End of Period	$64,971	$18,123

(1)	Primarily reflects changes in prepayment assumptions due to changes in interest rates and discount rates.
(2)	Represents changes due to realization of expected cash flows.

MSR Income

The following table presents the income from MSRs, net.

	Three Months Ended March 31,
(In Thousands)	2014	2013
Servicing income, net:
Income	$3,598	$851
Late charges	35	6
Cost of sub-servicer	(316)	(178)

Net servicing income	3,317	679
Market valuation adjustments	(2,711)	342

Income from MSRs, Net	$606	$1,021

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 10. Derivative Financial Instruments

The following table presents the fair value and notional amount of derivative financial instruments held by us at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets - Risk Management Derivatives
Interest rate swaps	$1,978	$65,000	$5,972	$268,000
TBAs	913	393,000	1,138	241,000
Futures	-	-	-	-
Swaptions	1,443	270,000	595	340,000
Assets - Other Derivatives
Loan purchase commitments	96	43,731	-	360
Loan forward sale commitments	8	10,000	81	10,000

Total Assets	$4,438	$781,731	$7,786	$859,360

Liabilities - Cash Flow Hedges
Interest rate swaps	$(25,316)	$139,500	$(16,519)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(727)	176,500	(80)	50,500
TBAs	(360)	308,000	(661)	235,000
Futures	(503)	144,000	(528)	162,000
Liabilities - Other Derivatives
Loan purchase commitments	(289)	110,830	(379)	42,562
Loan forward sale commitments	(2)	7,500

Total Liabilities	$(27,197)	$886,330	$(18,167)	$629,562

Total Derivative Financial Instruments, Net	$(22,759)	$1,668,061	$(10,381)	$1,488,922

Risk Management Derivatives

To offset, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheet, we may enter into derivative contracts. In order to manage certain risks associated with residential loans, residential securities, and commercial loans we own or plan to acquire, at March 31, 2014, we were party to swaps and swaptions with an aggregate notional amount of $512 million, TBA contracts sold with an aggregate notional amount of $701 million and financial futures contracts with an aggregate notional amount of $144 million. Net market valuation adjustments on risk management derivatives were negative $13 million and positive $1 million for the three months ended March 31, 2014 and 2013, respectively.

Loan Purchase and Forward Sale Commitments

LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. Net valuation adjustments on LPCs and FSCs were less than negative $1 million for the three months ended March 31, 2014, and are reported through our consolidated statements of income in mortgage banking activities, net.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

For the three months ended March 31, 2014 and 2013, designated cash flow hedges decreased in value by $9 million and increased in value by $7 million, respectively, which was recorded in accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $25 million and $16 million at March 31, 2014 and December 31, 2013, respectively. For both of the three months ended March 31, 2014 and 2013, we reclassified less than $100 thousand of unrealized losses on derivatives to interest expense. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated statements of income, over the remaining life of the hedged liabilities

The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three months ended March 31, 2014 and 2013.

Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended March 31,
(In Thousands)	2014	2013
Net interest expense on cash interest rate agreements	$(1,488)	$(1,464)
Realized expense due to ineffective portion of cash flow hedges	-	-
Realized net losses reclassified from other comprehensive income	(60)	(88)

Total Interest Expense	$(1,548)	$(1,552)

Derivative Counterparty Credit Risk

We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties that is not a clearinghouse must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements or other similar agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review non-clearinghouse derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA or other agreements with us; or (ii) do not meet internally established guidelines regarding creditworthiness. Our ISDA and similar agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. With respect to certain of our derivatives, clearing and settlement is through one or more clearinghouses, which may be substituted as a counterparty. Clearing and settlement of derivative transactions through a clearinghouse is also intended to reduce specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments.

At March 31, 2014, we were in compliance with ISDA and similar agreements governing our open derivative positions. We assessed the risk associated with our counterparties as remote and did not record a specific valuation adjustment.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 11. Other Assets and Liabilities

Other assets at March 31, 2014 and December 31, 2013, are summarized in the following table.

Other Assets

(In Thousands)	March 31, 2014	December 31, 2013
Margin receivable	$44,746	$31,149
Investment receivable	1,571	8,923
Other pledged collateral	5,000	5,000
REO	2,607	3,661
Prepaid expenses	1,595	1,850
Fixed assets and leasehold improvements	1,870	1,232
Income tax receivables	2,546	170
Other	1,395	1,655

Total Other Assets	$61,330	$53,640

Margin receivable resulted from margin calls from our swap, master repurchase agreements, and warehouse facilities counterparties that required us to post collateral.

The carrying value of REO at March 31, 2014, was $3 million, which includes the net effect of $135 thousand related to transfers into REO during the three months ended March 31, 2014, offset by $1 million of REO liquidations. At March 31, 2014 and December 31, 2013, there were 19 and 20 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2014 and December 31, 2013 are summarized in the following table.

(In Thousands)	March 31, 2014	December 31, 2013
Accrued compensation	$6,976	$22,160
Legal reserve	12,000	12,000
Derivative margin payable	3,260	4,700
Accrued operating expenses	3,671	4,291
Residential repurchase reserve	1,871	1,771
Income tax payable	470	1,337
Unsettled trades	24,380	-
Other	2,914	2,445

Total Other Liabilities	$55,542	$48,704

See Note 15 for additional information on the legal and residential repurchase reserves.

Note 12. Short-Term Debt

We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At March 31, 2014, we had outstanding agreements with 13 counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The table below summarizes the facilities that are available to us and the balances of short-term debt at March 31, 2014 and December 31, 2013 by the type of collateral securing the debt.

	March 31, 2014
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	5	$512,305	$1,400,000	4/2014-2/2015
Commercial loans	1	68,043	100,000	4/2014
Real estate securities	7	708,413	-	4/2014-5/2014

Total	13	$1,288,761

	December 31, 2013
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	5	$184,789	$1,400,000	1/2014 - 12/2014
Commercial loans	1	-	100,000	4/2014
Real estate securities	7	677,974	-	1/2014 - 2/2014

Total	13	$862,763

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At March 31, 2014, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date. The fair value of residential loans, commercial loans, and real estate securities pledged as collateral was $574 million, $93 million, and $875 million, respectively, at March 31, 2014. For the three months ended March 31, 2014, the average balance of short-term debt was $1.01 billion. At March 31, 2014 and December 31, 2013, accrued interest payable on short-term debt was less than $1 million.

We also maintain a $10 million committed line of credit with one financial institution, which is secured by our pledge of certain mortgage-backed securities we own. At both March 31, 2014 and December 31, 2013, we had no outstanding borrowings on this facility.

Characteristics of Short-Term Debt

The table below summarizes short-term debt by weighted average interest rates and by collateral type at March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
(Dollars in Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Collateral Type
Residential loan collateral	$512,305	1.71%	159	$184,789	1.71%	228
Commercial loan collateral	68,043	2.41%	26	-	-	-
Real estate securities collateral	708,413	1.34%	16	677,974	1.34%	15

Total Short-Term Debt	$1,288,761	1.54%	73	$862,763	1.42%	61

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Remaining Maturities of Short-Term Debt

The following table presents the remaining maturities of short-term debt at March 31, 2014 and December 31, 2013.

(In Thousands)	March 31, 2014	December 31, 2013
Within 30 days	$790,958	$659,262
31 to 90 days	234,156	54,434
Over 90 days	263,647	149,067

Total Short-Term Debt	$1,288,761	$862,763

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

The carrying values of ABS issued by consolidated securitization entities we sponsored at March 31, 2014 and December 31, 2013, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	March 31, 2014
		Residential	Commercial
(Dollars in Thousands)	Sequoia	Resecuritization	Securitization	Total
Certificates with principal balance	$1,637,485	$82,179	$147,574	$1,867,238
Interest-only certificates	2,951	-	-	2,951
Unamortized discount	(15,845)	-	-	(15,845)

Total ABS Issued	$1,624,591	$82,179	$147,574	$1,854,344

Range of weighted average interest rates, by series	0.17% to 4.24%	2.21%	5.62%
Stated maturities	2014 - 2047	2046	2018
Number of series	24	1	1

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its contractual maturity. At March 31, 2014, $1.83 billion of ABS issued ($1.85 billion principal balance) had contractual maturities beyond five years and $22 million of ABS issued ($22 million principal balance) had contractual maturities of less than one year. Amortization of Sequoia, Commercial Securitization, and Residential Resecuritization deferred ABS issuance costs was less than $1 million for both the three months ended March 31, 2014 and 2013.

The following table summarizes the accrued interest payable on ABS issued at March 31, 2014 and December 31, 2013. Interest due on consolidated ABS issued is payable monthly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2014	December 31, 2013
Sequoia	$1,158	$1,218
Residential Resecuritization	25	11
Commercial Securitization	692	720

Total Accrued Interest Payable on ABS Issued	$1,875	$1,949

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at March 31, 2014 and December 31, 2013.

Collateral for Asset-Backed Securities Issued

	March 31, 2014
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,689,994	$-	$-	$1,689,994
Commercial loans	-	-	257,375	257,375
Real estate securities	-	255,834	-	255,834
Restricted cash	189	-	134	323
Accrued interest receivable	2,507	580	1,919	5,006
REO	2,607	-	-	2,607

Total Collateral for ABS Issued	$1,695,297	$256,414	$259,428	$2,211,139

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

Note 14. Long-Term Debt

Commercial Borrowings

At March 31, 2014, we had one commercial loan repurchase facility with an outstanding balance of $51 million and a total borrowing limit of $150 million, with a remaining maturity of 18 months. Borrowings under this facility are generally charged interest based on a specified margin over the one-month LIBOR interest rate. For the three months ended March 31, 2014, the average balance of this commercial borrowing was $50 million. The fair value of commercial loans pledged as collateral was $82 million at March 31, 2014. The interest expense yield on this borrowing was 5.34% for the three months ended March 31, 2014. At December 31, 2013, there was an outstanding balance of $49 million on this warehouse facility.

At March 31, 2014, we were in compliance with all of the covenants related to our commercial loan repurchase facility.

Commercial Secured Borrowing

At March 31, 2014, we had commercial secured borrowings of $35 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We bifurcated certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.

Convertible Notes

In March 2013, we issued $287.5 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest distributions at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received approximately $279 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on our convertibles notes was 5.40% for the three months ended March 31, 2014. At March 31, 2014, the accrued interest payable balance on this debt was $6 million.

At March 31, 2014, our convertible senior notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these convertible senior notes by a holder, the holder will receive shares of our common stock.

Trust Preferred Securities and Subordinated Notes

At March 31, 2014, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. The interest expense yield on both our trust preferred securities and subordinated notes was 2.42% and 2.63% for the three months ended March 31, 2014 and 2013, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on both our trust preferred securities and subordinated notes was 6.78% and 6.86% for the three months ended March 31, 2014 and 2013, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

At both March 31, 2014 and December 31, 2013, the accrued interest payable balance on our trust preferred securities and subordinated notes was less than $1 million. Under the terms of this long-term debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this long-term debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this long-term debt.

Note 15. Commitments and Contingencies

Lease Commitments

At March 31, 2014, we were obligated under four non-cancelable operating leases with expiration dates through 2021 for $11 million. During 2013, a new lease, including an amendment to expand the original premises, for our Denver-based operations became effective. The total rent obligation through 2021 is $4 million. Operating lease expense was less than $1 million for both the three months ended March 31, 2014 and 2013.

The following table presents our future lease commitments at March 31, 2014.

Future Lease Commitments by Year

(In Thousands)	March 31, 2014
2014 (9 months)	$1,763
2015	2,302
2016	2,056
2017	2,111
2018	1,209
2019 and thereafter	1,199

Total	$10,640

Leasehold improvements for our offices are amortized into expense over the lease term. There were $372 thousand of unamortized leasehold improvements at March 31, 2014.

Loss Contingencies — Residential Repurchase Reserve

We maintain a repurchase reserve for potential obligations arising from representation and warranty violations related to the residential loans we have sold to securitization trusts or third parties. We do not originate residential loans and we believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation.

At March 31, 2014, our repurchase reserve associated with our residential loans was $1.9 million. This liability is recorded in Accrued expenses and other liabilities in our consolidated balance sheets and the provision for repurchase losses is included in mortgage banking activities, net in our consolidated statements of income. We did not receive any repurchase requests for either of the three months ended March 31, 2014 and 2013, and we did not repurchase any loans during those periods.

Loss Contingencies — Litigation

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of March 31, 2014, the FHLB-Seattle has received approximately $114.7 million of principal and $11.0 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of March 31, 2014, Schwab has received approximately $12.8 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. SRF has denied Schwab’s allegations. This case is in discovery, and no trial date has been set. We intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various RMBS sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, as of March 31, 2014, the FHLB Chicago has received approximately $72.8 million of principal and $24.4 million of interest payments in respect of this Chicago Certificate. The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, as of March 31, 2014, the FHLB Chicago has received approximately $260.7 million of principal and $82.2 million of interest payments in respect of this Chicago Certificate. SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. This case is in discovery, and no trial date has been set. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters were also named as defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At March 31, 2014, the aggregate amount of loss contingency reserves established in respect of the three above-referenced litigation matters was $12.0 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

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

Note 16. Equity

The following table provides a summary of changes to accumulated other comprehensive income by component for the three months ended March 31, 2014 and 2013.

Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$164,654	$(15,888)	$186,580	$(48,248)
Other comprehensive income (loss) before reclassifications	19,323	(8,795)	9,030	7,440
Amounts reclassified from other accumulated comprehensive income	1,298	60	(12,007)	88

Net current-period other comprehensive (loss) income	20,621	(8,735)	(2,977)	7,528

Balance at End of Period	$185,275	$(24,623)	$183,603	$(40,720)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for three months ended March 31, 2014 and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income

	Affected Line Item in the Income Statement	Amount Reclassified from Accumulated Other Comprehensive Income Three Months Ended March 31,
(In Thousands)		2014	2013
Net realized gains (losses) on AFS securities
Other than temporary impairment	Other market valuations, net	$1,298	$9
Gain on sale of AFS securities	Realized gains, net	-	(12,016)

		$1,298	$(12,007)

Net realized gains on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$60	$88

		$60	$88

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the three months ended March 31, 2014 and 2013.

Basic and Diluted Earnings Per Common Share

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2014	2013
Basic Earnings Per Common Share:
Net income attributable to Redwood	$12,333	$60,610
Less: Dividends and undistributed earnings allocated to participating securities	(702)	(1,978)

Net income allocated to common shareholders	$11,631	$58,632

Basic weighted average common shares outstanding	82,410,562	81,556,880
Basic Earnings Per Common Share	$0.14	$0.72

Diluted Earnings Per Common Share:
Net income attributable to Redwood	$12,333	$60,610
Less: Dividends and undistributed earnings allocated to participating securities	(702)	(1,346)
Add back: Interest expense on convertible notes	-	923

Net income allocated to common shareholders	$11,631	$60,187

Weighted average common shares outstanding	82,410,562	81,556,880
Net effect of dilutive equity awards	2,529,978	2,371,548
Net effect of assumed convertible notes conversion to common shares	-	3,416,241

Diluted weighted average common shares outstanding	84,940,540	87,344,669

Diluted Earnings Per Common Share	$0.14	$0.69

For the three months ended March 31, 2014 and 2013, there were 2,529,978 and 2,371,548 of dilutive equity awards, respectively, determined under the two-class method. We included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. Dividends

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances. For the three months ended March 31, 2013, 3,416,241 common shares related to the assumed conversion of the convertible notes were included in the calculation of diluted earnings per share.

For the three months ended March 31, 2014, 11,825,450 common shares related to the assumed conversion of the convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three months ended March 31, 2014 and 2013, the number of outstanding equity awards that were antidilutive totaled 79,535 and 287,431 respectively, under the two-class method. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the three months ended March 31, 2014, there were no shares acquired under the plan. At March 31, 2014, there remained 4,005,985 shares available for repurchase under this plan.

Note 17. Equity Compensation Plans

At March 31, 2014 and December 31, 2013, 1,657,790 and 1,683,956 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $19 million at March 31, 2014, as shown in the following table.

	Three Months Ended March 31, 2014
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$-	$1,869	$13,044	$5,817	$-	$20,730
Equity grants	-	16	168	-	215	399
Equity grant forfeitures	-	-	-	-	-	-
Equity compensation expense	-	(199)	(1,345)	(732)	(54)	(2,330)

Unrecognized Compensation Cost at End of Period	$-	$1,686	$11,867	$5,085	$161	$18,799

At March 31, 2014, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

At March 31, 2014 and December 31, 2013, there were 67,514 and 79,535 fully vested stock options outstanding, respectively. There was no aggregate intrinsic value for the options outstanding and exercisable at March 31, 2014. For both the three months ended March 31, 2014 and 2013, there were no stock options exercised. For the three months ended March 31, 2014, 12,021 stock options expired.

Restricted Stock

At March 31, 2014 and December 31, 2013, there were 124,490 and 166,941 shares, respectively, of restricted stock awards outstanding. Restrictions on these shares lapse through 2018. There were no restricted stock awards granted during the three months ended March 31, 2014.

Deferred Stock Units

At March 31, 2014 and December 31, 2013, there were 2,279,557 and 2,266,473 DSUs outstanding, respectively, of which 1,408,964 and 1,263,420, respectively, had vested. There were 89,615 DSUs granted during the three months ended March 31, 2014. During the three months ended March 31, 2014, there were no DSUs forfeited related to employee departures. During the three months ended March 31, 2014, there were 76,531 DSU distributions and cash distributions of less than $1 million to participants in the EDCP. Unvested DSUs at March 31, 2014 vest through 2018.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Performance Stock Units

At both March 31, 2014 and December 31, 2013, the target number of PSUs that were unvested was 779,871. PSUs do not vest until the third anniversary of their grant date, with the level of vesting at that time contingent on total stockholder return (defined as the change in our common stock price plus dividends paid on our common stock relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest during 2014 and in future years will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.

Employee Stock Purchase Plan

The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. At March 31, 2014 and December 31, 2013, 250,389 and 243,020 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 18. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in our consolidated income statements for the three months ended March 31, 2014 and 2013.

Components of Mortgage Banking Activities, Net

	Three Months Ended March 31,
(In Thousands)	2014	2013
Residential mortgage banking activities:
Changes in fair value of:
Residential loans, at fair value	$7,037	$34,870
Sequoia IO securities	(4,277)	1,929
Risk management derivatives (1)	(4,278)	1,888
Loan purchase and forward sale commitments	8	-

Total residential mortgage banking activities:	(1,510)	38,687

Commercial mortgage banking activities:
Changes in fair value of:
Commercial loans, at fair value	3,626	-
Risk management derivatives (1)	(2,803)	(865)
Net gains on commercial loan originations and sales	-	7,178

Total commercial mortgage banking activities:	823	6,313

Mortgage Banking Activities, Net	$(687)	$45,000

(1)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential and commercial loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 19. Operating Expenses

Components of our operating expenses for the three months ended March 31, 2014 and 2013 are presented in the following table.

Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2014	2013
Fixed compensation expense	$6,742	$5,623
Variable compensation expense	2,781	4,917
Equity compensation expense	2,330	2,487

Total compensation expense	11,853	13,027
Systems and consulting	3,466	1,741
Accounting and legal	1,633	2,248
Office costs	985	787
Corporate costs	552	509
Other operating expenses	1,036	1,379

Total Operating Expenses	$19,525	$19,691

Note 20. Taxes

For the three months ended March 31, 2014 and 2013, we recognized a benefit for income taxes of $2 million and a provision of $11 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at March 31, 2014 and 2013.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	March 31, 2014	March 31, 2013
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(1.7) %	(2.8) %
Change in valuation allowance	3.7%	(13.8) %
Dividends paid deduction	(60.8) %	(9.3) %

Effective Tax Rate	(17.6) %	15.3%

The negative effective tax rate for the three months ended March 31, 2014, primarily resulted from a benefit for income taxes recorded against a GAAP loss generated at our taxable REIT subsidiaries, while GAAP income generated at the REIT, for which no material tax provision was recorded due to the dividends paid deduction available to us, exceeded the loss at the taxable REIT subsidiaries.

We assessed our tax positions for all open tax years (Federal — years 2010 to 2014, State — years 2009 to 2014) and, at March 31, 2014 and December 31, 2013, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

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

March 31, 2014

(Unaudited)

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

Our residential investments segment includes a portfolio of investments in residential mortgage-backed securities retained from our Sequoia securitizations, as well as residential mortgage-backed securities issued by third parties. This segment also includes MSRs associated with residential loans securitized through our Sequoia program and MSRs purchased from third parties. The residential investment segment’s main sources of revenue are interest income from investment portfolio securities, as well as the realized gains recognized upon sales of these securities and income from MSRs. This segment also includes derivative financial instruments that we utilize to manage certain risks associated with our residential investment portfolio. Also included in this segment is interest expense on the short-term debt and ABS used to partially finance certain of these securities, as well as direct operating expenses and tax provisions associated with these activities.

Our commercial mortgage banking and investments segment consists of our commercial mortgage banking operations as well as our portfolio of held-for-investment commercial real estate loans. We operate as a commercial real estate lender by originating mortgage loans and providing other forms of commercial real estate financing. This may include senior or subordinate mortgage loans, mezzanine loans, and other forms of financing, such as preferred equity interests in special purpose entities that own commercial real estate. We typically sell the senior loans we originate to third parties for securitization and the mezzanine and subordinate loans we originate are generally held for investment. This segment also includes derivative financial instruments that we utilize to manage certain risks associated with our commercial loan origination activity. Our commercial mortgage banking and investments segment’s main sources of revenue are interest income from our commercial loan investments as well as income from mortgage banking activities, which includes valuation increases (or gains) on the senior commercial loans we originate for sale as well as valuation changes in associated derivatives that are used to manage risks associated with our mortgage banking activities. Interest expense from our Commercial Securitization and from short-term debt used to fund the purchase of commercial loans as well as operating expenses and the tax provisions associated with these activities are also included in the commercial mortgage banking segment.

Segment contribution represents the measure of profit that management uses to assess the performance of its business segments and make resource allocation and operating decisions. Certain expenses not directly assigned or allocated to one of the three primary segments, as well as activity from certain legacy Sequoia entities consolidated for GAAP financial reporting purposes, are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated expenses primarily include interest expense associated with certain long-term debt, indirect operating expenses, and other expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The following table presents financial information by segment for the three months ended March 31, 2014.

Business Segment Financial Information

	Three Months Ended March 31, 2014
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$10,668	$27,594	$10,394	$6,830	$55,486
Interest expense	(1,321)	(2,850)	(3,303)	(11,586)	(19,060)

Net interest income (loss)	9,347	24,744	7,091	(4,756)	36,426
Provision for loan losses	-	-	(655)	(629)	(1,284)
Mortgage banking activities, net	(1,510)	-	823	-	(687)
MSR income, net	-	606	-	-	606
Other market valuation adjustments, net	(2)	(5,957)	-	(179)	(6,138)
Realized gains, net	-	987	-	105	1,092
Operating expenses	(6,648)	(1,095)	(2,626)	(9,156)	(19,525)
(Provision for) benefit from income taxes	(165)	1,527	355	126	1,843

Segment Contribution	$1,022	$20,812	$4,988	$(14,489)

Net Income					$12,333

Non-cash amortization expense	(52)	11,247	(173)	(1,946)	9,076

	Three Months Ended March 31, 2013
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$9,756	$23,518	$10,171	$10,079	$53,524
Interest expense	(2,110)	(2,666)	(2,808)	(10,676)	(18,260)

Net interest income (loss)	7,646	20,852	7,363	(597)	35,264
Provision for loan losses	-	-	(685)	(1,354)	(2,039)
Mortgage banking activities, net	38,687	-	6,313	-	45,000
MSR income, net	-	1,021	-	-	1,021
Other market valuation adjustments, net	40	(570)	-	227	(303)
Realized gains, net	-	12,038	210	19	12,267
Operating expenses	(4,142)	(1,583)	(3,196)	(10,770)	(19,691)
Provision for income taxes	(8,904)	(425)	(1,223)	(357)	(10,909)

Segment Contribution	$33,327	$31,333	$8,782	$(12,832)

Net Income					$60,610

Non-cash amortization expense	(106)	7,580	(187)	(1,297)	5,990

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

The following table presents the components of Corporate/Other for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(In Thousands)	Legacy Consolidated VIEs	Other	Total	Legacy Consolidated VIEs	Other	Total
Interest income	$6,828	$2	$6,830	$10,067	$12	$10,079
Interest expense	(5,460)	(6,126)	(11,586)	(7,268)	(3,408)	(10,676)

Net interest income (loss)	1,368	(6,124)	(4,756)	2,799	(3,396)	(597)
Provision for loan losses	(629)	-	(629)	(1,354)	-	(1,354)
Mortgage banking activities, net	-	-	-	-	-	-
MSR income, net	-	-	-	-	-	-
Other market valuation adjustments, net	(142)	(37)	(179)	227	-	227
Realized gains, net	105	-	105	19	-	19
Operating expenses	(52)	(9,104)	(9,156)	(34)	(10,736)	(10,770)
Provision for income taxes	-	126	126	-	(357)	(357)

Total	$650	$(15,139)	$(14,489)	$1,657	$(14,489)	$(12,832)

Non-cash amortization expense	(1,363)	(583)	(1,946)	(1,103)	(194)	(1,297)

The following table presents supplemental information by segment at March 31, 2014 and December 31, 2013.

Supplemental Disclosures

(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
March 31, 2014
Residential loans, held-for-sale	$774,936	$-	$-	$-	$774,936
Residential loans, held-for-investment	-	-	-	1,689,994	1,689,994
Commercial loans	-	-	491,275	-	491,275
Real estate securities	106,228	1,636,780	-	-	1,743,008
Mortgage servicing rights	-	64,971	-	-	64,971
Total assets	903,177	1,715,739	496,700	1,891,495	5,007,111

December 31, 2013
Residential loans, held-for-sale	$404,267	$-	$-	$-	$404,267
Residential loans, held-for-investment	-	-	-	1,762,167	1,762,167
Commercial loans	-	-	432,455	-	432,455
Real estate securities	110,505	1,572,356	-	-	1,682,861
Mortgage servicing rights	-	64,824	-	-	64,824
Total assets	531,092	1,655,209	439,139	1,983,088	4,608,528

Note 22. Subsequent Events

At March 31, 2014, we had identified for purchase  $668 million of jumbo residential mortgage loans that were in various stages of the origination process with third-party originators. Some of these loans may not ultimately close and, therefore, would not be available for purchase. Since March 31, 2014, and through May 2, 2014,  $560 million of these loans closed and were purchased by us. We expect the purchase of an additional amount of these loans to occur during the second quarter of 2014, subject to loan availability and delivery.

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1, Financial Statements of this Quarterly Report on Form 10-Q. The discussion in this financial review contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, such as those discussed in the Cautionary Statement below.

References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. Financial information concerning our business is set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and notes thereto, which are included in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q.

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

Our Business

Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on investing in mortgage- and other real estate-related assets and engaging in residential and commercial mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our residential and commercial mortgage banking activities. We operate our business in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments. A description of these segments can be found in Note 21 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our primary sources of income are net interest income from our investment portfolios and income from our mortgage banking activities. Net interest income consists of the interest income we earn less the interest expense we incur on borrowed funds and other liabilities. Income from mortgage banking activities consists of the profit we seek to generate through the acquisition or origination of loans and their subsequent sale or securitization.

For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”) and we generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our operating subsidiaries” or “our taxable REIT subsidiaries” or “TRS.” Our mortgage banking activities are generally carried out through our taxable REIT subsidiaries, while our portfolio of mortgage- and other real estate-related investments is primarily held at our REIT. We generally intend to retain profits generated and taxed at our taxable REIT subsidiaries, and to distribute as dividends at least 90% of the income we generate from the investment portfolio at our REIT.

Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

Sponsored Securitization Entities

We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of certain Sequoia securitization entities we have sponsored for financial reporting purposes. However, each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by us nor are they legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor of these entities and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold. We refer to certain of these securitization entities as “Legacy Consolidated Entities,” and where applicable, in analyzing our results of operations we distinguish results from current operations “at Redwood” and from Legacy Consolidated Entities.

During the third quarter of 2011, we engaged in a transaction in which we resecuritized a pool of senior residential securities (the “Residential Resecuritization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion the residential securities we hold in our investment portfolio at the REIT. Similarly, during the fourth quarter of 2012, we engaged in a transaction in which we securitized a pool of commercial loans (the “Commercial Securitization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion of the commercial loans we hold in our investment portfolio at the REIT. In analyzing our results of operations, the Commercial Securitization and Residential Resecuritization are included in our results at Redwood as we view these transactions as a form of financing, however, the assets and liabilities of the Commercial Securitization and Residential Resecuritization are not, respectively, owned by us or legal obligations of ours.

Cautionary Statement

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and this Quarterly Report on Form 10-Q, in each case under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency of private label securitization as a form of mortgage financing; (ii) our expectation that the mortgage market and interest rates will stabilize such that our earnings will more consistently reflect our operational progress each quarter and serve as a primary valuation metric for the Company; (iii) statements we make regarding the outlook for the mortgage market, including our expectations relating to contraction in total U.S. residential loan originations in 2014 from 2013, continuing pressure on loan sale margins until industry-wide excess capacity is eliminated, and the timing of future adjustments in industry capacity; (iv) statements we make regarding the near-term strategy for our residential business, including our intent to increase our market share and grow loan purchase volumes by adding sellers, ramping up acquisitions of residential conforming loans, eventually acquiring other types of mortgage products such as non-QM loans, remaining opportunistic during the market correction, including with respect our expectations of increased volume in mortgage servicing rights for sale as originators are impacted by lower loan sale margins, and our expectations regarding our loan sale profit margins relative to our long-term target of 25-to-50 basis points (net of hedges); (v) statements we make regarding the outlook for our commercial business, including our expectations related to the volume of commercial mortgage loans maturing in 2014 and annually over the following three years, the related market opportunity this presents to us, and our goal of originating $1 billion of commercial loans in 2014; (vi) statements regarding the role of private capital in reducing the government’s current outsized role in residential mortgage markets, including through an expansion of private label securitization, risk-sharing arrangements with the GSEs and eventual mortgage reform legislation; (vii) statements regarding our efforts to hedge our exposure to interest rate changes in our residential and commercial loan pipelines and the effectiveness of those hedges; (viii) statements relating to our estimate of our investment capacity (including that we estimate our investment capacity at March 31, 2014 to be approximately $110 million), our statement that we believe this level of investment capacity and liquidity should be sufficient to fund our business and investment objectives for most or all of 2014, and our expectations relating to our ability to source capital internally, by selling or financing existing investments, and externally, via the issuance of debt or equity securities or other types of securities in public or private offerings; and (ix) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $46 million of tax credit losses on residential securities we currently own to be realized over an estimated three- to five-year period).

This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

OVERVIEW

Business Update

As we assess the developing market opportunities that lie ahead for Redwood, we remain optimistic on the competitive position, strategy, and long-term prospects for our residential and commercial mortgage banking and investment businesses. We have noted repeatedly in the past that our business strategies are focused on the opportunities we see over the next several years, not just over the next several quarters. However, we understand that the near-term matters too, especially as we manage through industry-wide challenges that will likely put pressure on our earnings for much of 2014. As such, we have included an update on our current outlook in this business update.

In the first quarter of 2014, our quarterly financial and operating results were once again impacted by volatility in interest rates. There has been continued variability in our recent quarterly income statements due to timing differences between quarters, valuation adjustments (some of which are reflected in earnings, while others are only reflected in the balance sheet), and the general sensitivity of our net income to sharp movements in interest rates. Over time, we expect that the mortgage market and interest rates will stabilize such that our earnings will more consistently reflect our operational progress each quarter and serve as a primary valuation metric for the company. Given this continued variability, however, during the first quarter of 2014, we primarily focused on the following factors in assessing our performance:

•

From a financial standpoint, we see an overall positive in our quarter-over-quarter $0.04 per share increase in GAAP book value after paying a first quarter $0.28 dividend per share. While not a perfect measure of economic value creation, we believe this increase in book value provides an alternative measure of our results by encompassing the impact of all quarterly valuation adjustments, regardless of whether they were reflected in our income statement or our balance sheet.

•

From an operating standpoint, we look to our key operational metrics to indicate whether we are enhancing the Redwood franchise. During the first quarter of 2014, we grew our residential loan purchase volume by 66% in an environment in which industry volumes were down sharply, we increased the number of active loan sellers to 124 at March 31, 2014, and we made progress on some of the core initiatives we discussed in our last business update. Those include scaling up our conforming loan purchases and exploring risk-sharing opportunities with Fannie Mae and Freddie Mac.

Returning to our analysis and current outlook for the mortgage market, the latest industry projections call for a contraction in total U.S. residential loan originations from about $1.8 trillion in 2013 to about $1.2 trillion in 2014. While home purchase activity remains a source of new originations, refinancing activity has significantly declined as interest rates continue to rise. If history repeats itself, loan sale margins will remain under pressure until industry-wide excess capacity is eliminated. We believe that it will take another six to nine months of adjustment before industry capacity is back in line with demand.

Our plan for the next few quarters is to increase market share at a time when many of our competitors are shrinking. While we remain conscious of near-term margins and costs, we intend to continue increasing our market share and growing loan purchase volumes by adding sellers, ramping up acquisitions of residential conforming loans, and eventually acquiring other types of mortgage products – such as non-QM loans, which are loans that are not within the Qualified Mortgage safe harbor under the recently promulgated Ability-to-Repay residential mortgage regulations. We also plan to remain opportunistic during the market correction. For example, we expect to see an increase in the amount of mortgage servicing rights (MSRs) for sale, particularly from smaller originators. As these originators are impacted by lower loan sale margins, they may seek to boost their liquidity by selling MSRs.

Turning to the commercial mortgage market, our commercial business had its challenges during the first quarter of 2014, but we maintain a positive near-term outlook. Although we observed a number of new competitors emerge in the first quarter, about $250 billion of commercial mortgage loans are set to mature in 2014 and annually over the following three years, presenting a significant market opportunity for us. And while loan sale margins have compressed from heightened 2013 levels, they still remain attractive. Based on our expectation of rising demand for commercial loans over the coming quarters, we are maintaining our goal of originating $1 billion of commercial loans in 2014.

Looking beyond the current quarter, our long-term view remains consistent. Redwood’s strategy for success is based on building operating businesses capable of creating their own investments and fee-generating opportunities. That means building flexible and scalable loan platforms that allow us to pivot in response to the evolving residential and commercial mortgage markets.

The residential mortgage market continues to move in our favor as “private capital” is called upon to help reduce the government’s current outsized role. We believe this will ultimately happen through an expansion of private label securitization, through risk-sharing arrangements with Fannie Mae and Freddie Mac (the Agencies) while they are in conservatorship, and eventually after mortgage reform legislation has been enacted. The commercial market has already largely recovered, and should continue to present significant opportunities for us to generate fees and investments as refinancing needs rise over the next few years.

Financial and Operational Overview – First Quarter of 2014

Despite challenging mortgage market conditions in the first quarter of 2014 and continued interest rate volatility that carried through to our financial results, we made progress in a number of key aspects of our business. We continued to expand our residential operations by adding sellers and increasing our loan acquisitions (counter to the industry trend) compared to the fourth quarter of 2013. We also completed our first full quarter of conforming loan acquisitions, priced a jumbo residential securitization, and made progress on a few longer-term initiatives to expand our residential loan production.

A summary of Redwood’s first quarter 2014 results is below, followed by an overview of the market conditions that impacted our results during the quarter.

•

Our GAAP book value per share was $15.14 at March 31, 2014, an increase from $15.10 per share at December 31, 2013. The first quarter increase in book value per share reflected net positive valuation adjustments on our investment portfolio, net of our hedges, that when combined with our first quarter earnings exceeded our first quarter dividend of $0.28 per share paid to shareholders.

•

Earnings per share was $0.14 for the first quarter of 2014, down from $0.29 per share in the fourth quarter of 2013. The decline in earnings per share is primarily attributable to negative market valuation adjustments on hedges and interest-rate sensitive investments, combined with lower loan sale profit margins generated through our residential and commercial mortgage banking activities.

•

Jumbo residential loan purchases increased to $794 million in the first quarter of 2014, as compared to $642 million in the fourth quarter of 2013, and conforming residential loan purchases increased to $299 million in the first quarter of 2014, as compared to $17 million in the fourth quarter of 2013. Our combined jumbo and conforming residential loan purchases were $1.1 billion in the first quarter of 2014, up 66% from $659 million in the fourth quarter of 2013, and in contrast to a 23% industry decline in loan origination activity during this period, projected by the Mortgage Bankers Association.

•	At March 31, 2014, we had identified an additional $823 million of residential loans for purchase: $668 million of jumbo loans and $155 million of conforming loans.

•

We distributed $347 million of jumbo loans into SEMT 2014-1, our first residential loan securitization of 2014. This securitization settled in early April and priced at a level that was meaningfully better for us than our prior securitization in November 2013.

•	We completed $722 million of whole loan sales in the first quarter of 2014, consisting of 12 jumbo loan transactions totaling $562 million and $160 million of conforming loan sales to the Agencies.

•

At March 31, 2014, we had 124 active loan sellers, up from 118 at December 31, 2013, and up from 80 at March 31, 2013. We expect the pace of new seller relationships to increase as we build our pipeline of potential conforming loan sellers.

•

We originated $119 million of senior commercial mortgage loans and $2 million of mezzanine loans in the first quarter of 2014. In addition, we retained $5 million of B-Note mortgages from three senior commercial loans we originated. We also sold $65 million of senior commercial loans in the first quarter.

•	The size of our residential securities portfolio increased by 4%, or $60 million, to $1.74 billion at March 31, 2014, up from $1.68 billion at December 31, 2013.

At March 31, 2014, our GAAP book value per share was $15.14. The $0.04 per share increase in the first quarter was primarily driven by valuation increases on our investment portfolio, which was partially offset by dividends paid to shareholders that exceeded our first quarter GAAP earnings. The following table presents the changes in book value per share for the three months ended March 31, 2014.

Table 1 – Changes in Book Value per Share

(In Dollars, per share basis)	Three Months Ended March 31, 2014
Beginning book value per share	$15.10
Net income	0.14
Changes in unrealized gains/losses, net	0.25
Unrealized losses on hedges, net	(0.11)
Other, net	0.04
Dividends	(0.28)

Ending Book Value per Share	$15.14

Residential Mortgage Banking Market Conditions

It was a challenging environment for acquiring newly originated residential loans during the first quarter of 2014. The Mortgage Bankers Association projected that first quarter 2014 overall industry originations would be $226 billion, down 23% from the fourth quarter of 2013 and down 57% from the first quarter of 2013. Industry projections for 2014 origination volumes continue to range about 35% below the $1.8 trillion of mortgage originations in 2013. Although 30-year fixed mortgage rates hovered around 4.40% during the first quarter, rates remained nearly 100 basis points higher than the average for the first quarter of 2013.

Higher rates sharply reduced refinance-related mortgage origination volume to an estimated 49% of total originations in the first quarter of 2014, down from 74% of originations in the first quarter of 2013. With lenders competing for fewer loans and incurring higher regulatory and compliance costs, margins continued to compress. The Mortgage Bankers Association reported in March 2014 that the average profit per loan originated in the fourth quarter of 2013 was $150, down from $743 per loan in the third quarter of 2013. We believe that industry loan profit margins for the first quarter of 2014 continued to trend lower.

The private label securitization market demonstrated modest improvement in terms of investor acceptance and liquidity during the first quarter of 2014, with $1.3 billion of new issuance, as compared with $0.8 billion in the fourth quarter of 2013. Strong demand by banks for whole loans continues to make whole loan sale profit margins higher, in general, than comparable margins achievable through the securitization of similar collateral. Nevertheless, we continually evaluate the trade-off between whole loan sale profit margins and the long-term benefits of creating assets for our investment portfolio and building our brand through securitization.

In addition to the overall increase in rates over the past year, which has negatively impacted refinance origination volumes, rising and then falling interest rates over the past few quarters (shown in the graph below) have significantly impacted our quarterly earnings comparisons. In particular, our interest rate sensitive assets (e.g., interest-only securities and MSRs), loan pipeline hedging derivatives, and investment portfolio hedging derivatives – which are marked to market through the income statement – generally increase in value as rates rise and decline in value when rates fall. As a consequence, there were some earnings impacts between the fourth quarter of 2013 and the first quarter of 2014 as a result of interest rate volatility and timing differences. This impact is discussed in the Results of Operations section below.

Source: Bankrate.com

Commercial Mortgage Banking Market Conditions

Competition among originators for commercial mortgage loans has increased over the past few months as they position to provide refinancing for the estimated $250 billion of commercial loans that are expected to mature annually over the next five years. By our count, there are currently more than 35 commercial originators vying for loans, more than at the market peak in 2007. As a result, certain originators have loosened their underwriting standards in an attempt to gain origination volume. Pricing also became more competitive in the first quarter of 2014, with most originators pricing to earn less than 150 basis points of profit margin on loans originated, down from over 200 basis points, on average, in 2013. Despite the increased competition, we continued to see opportunities to originate and distribute senior commercial loans at attractive margins – albeit lower than recent prior quarters – while creating additional commercial investments for our portfolio

Quarterly Investment Activity

Our capital deployment declined in the first quarter of 2014 from prior quarter levels, reflecting the low issuance of new residential securities and a limited supply of attractively priced seasoned residential securities. The following table details our capital invested for the first quarter of 2014.

Table 2 – Investment Activity

(In Millions) (1)	Three Months Ended March 31, 2014
Residential investments
Sequoia RMBS	$-
Third-Party RMBS (2)	74
Less: Short-term debt	(67)
MSR investments	3

Net residential investments	10

Commercial investments
Commercial mezzanine investments	2
Commercial B-notes	5
Less: Borrowings	(2)

Net commercial investments	5

Equity Capital Invested	$15

(1)	Certain totals may not foot, due to rounding.
(2)

Included in our third-party RMBS acquisitions was one $24 million acquisition late in the first quarter of 2014 that did not settle until early in the second quarter of 2014. In order to reflect the fact that capital had not yet been used to acquire this asset at March 31, 2014, the short-term debt / other liabilities line item in the table above includes a $24 million payable associated with this transaction. In early April 2014, we completed the purchase of this security using $22 million of short-term debt, resulting in net capital invested of $2 million that is not reflected in the table above.

Our residential securities acquisitions of $74 million in the first quarter of 2014 included $64 million of senior securities, and $10 million were re-REMIC securities. These acquisitions in the first quarter were funded with $67 million of short-term debt and $7 million of capital. We also added $3 million of MSRs in the first quarter associated with $273 million (principal balance) of loans. At March 31, 2014, our investment in MSRs was $65 million, associated with $6.0 billion (principal balance) of residential loans.

Following the end of the first quarter of 2014 and through April 30, 2014, we acquired $36 million of third-party securities, $24 million of Sequoia securities from SEMT 2014-1, and $5 million of MSRs, deploying $18 million of capital, net of financing.

Capital and Liquidity

At March 31, 2014, our cash amounted to $150 million and our current investment capacity (defined as the approximate amount of capital we have readily available for long-term investments) was estimated to be approximately $110 million. Our total capital of $1.68 billion at March 31, 2014 included $1.25 billion of equity capital, $140 million of long-term debt, and $288 million of convertible debt.

We ended the first quarter of 2014 with total short-term debt of $1.29 billion, which included $512 million of warehouse debt used to finance residential loans, $68 million of warehouse debt used to finance commercial loans, and $708 million of repurchase facilities used to finance residential securities. Our additional uncommitted borrowing capacity was $920 million under existing residential and commercial loan warehouse facilities at March 31, 2014.

During the first quarter of 2014, our reported long-term debt increased by $37 million primarily as a result of our requirement under GAAP to classify certain senior commercial loans we originated and sold to third-parties as financings and not sales. For these particular loans, we recorded $38 million of commercial loans and $35 million of long-term debt liabilities, which on a net basis reflects our $3 million B-Note investments in these loans. In addition, we financed a portion of our B-Note investments with $2 million of long-term warehouse debt.

We currently expect that our available capital and liquidity is sufficient to fund our business and investment objectives for most or all of 2014, in part because we believe we can source capital internally by selling or financing existing investments as higher yielding investment opportunities arise. To the extent our expectation changes and we need external capital to fund our investment and business activities, we would most likely consider the issuance of debt or equity securities under the shelf registration statement we currently have on file with the SEC, or the issuance of similar or other types of securities in public or private offerings.

RESULTS OF OPERATIONS

The following table presents the components of our GAAP net income for the three months ended March 31, 2014 and 2013.

Table 3 – Net Income

	Three Months Ended March 31,
(In Millions, Except per Share Data) (1)	2014	2013
Interest income	$55	$54
Interest expense	(19)	(18)

Net Interest Income	36	35
Provision for loan losses	(1)	(2)

Net Interest Income After Provision	35	33
Noninterest Income
Mortgage banking activities, net	(1)	45
MSR income, net	1	1
Other market valuation adjustments, net	(6)	-
Realized gains, net	1	12

Total noninterest income (loss), net	(5)	58
Operating expenses	(20)	(20)

Net income before provision for income taxes	10	72
Benefit from (provision for) income taxes	2	(11)

Net Income	$12	$61

Diluted earnings per common share	$0.14	$0.69

(1)	Certain totals may not foot, due to rounding.

Net Interest Income after Provision

During the first quarter of 2014, net interest income after provision increased $2 million to $35 million, as compared to $33 million during the first quarter of 2013. The increase was primarily attributable to increased interest income resulting from higher balances of investments we retained from Sequoia securitizations and the third party investments we completed in the past year. Net interest income in the first quarter of 2014 also reflects an increase in interest expense that primarily relates to a convertible debt issuance we completed in the first quarter of 2013.

Additional detail on changes in net interest income at Redwood is provided in the “Net Interest Income” section of this MD&A.

Mortgage Banking Activities, Net

During the first quarter of 2014, income from mortgage banking activities decreased $46 million to a loss of $1 million, as compared to income of $45 million during the first quarter of 2013. The majority of this decline was attributable to our residential mortgage banking operations and was due to a combination of reduced loan purchase volumes as a result of rising mortgage rates and lower loan sale profit margins as a result of increased competition for loan acquisitions from third parties as well as increased hedging costs associated with significant interest rate volatility over the past year. Similar to recent prior quarters, we continue to experience timing differences related to our jumbo residential mortgage pipeline (defined as those loans we have identified for purchase) and the hedging for those loans that make it difficult to fully ascertain our quarterly operating performance from our high-level GAAP results.

Additional details on our residential and commercial mortgage banking results are included in the Residential Mortgage Banking, and Commercial Mortgage Banking and Investment portions of the “Segment Results” section of this MD&A.

MSR Income, Net

MSR income is comprised of both the net cash received from MSRs and their market value changes. MSR income was $1 million for each of the first quarters of 2014 and 2013. During the first quarter of 2014, net cash received from MSRs was $3 million, which was partially offset by paydowns of $1.6 million and a decline in market valuations of $1.1 million due primarily to a decrease in interest rates during the quarter. MSR income during the first quarter of 2013 was predominantly comprised of the net cash received from the MSRs.

Additional detail on our investment in MSRs is included in the Residential Investments portion of the “Segment Results” section of this MD&A.

Other Market Valuation Adjustments, Net

During the first quarter of 2014, we recorded $6 million of negative other market valuation adjustments, net, as compared to zero other market valuation adjustments, net, during the first quarter of 2013. The majority of the expense recorded during the first quarter of 2014 is attributable to declines in the value of derivatives used to manage risks associated with certain residential investments on our balance sheet. These derivatives declined in value as a result of declining interest rates during the quarter. While we believe we effectively hedged our exposure to the decline in interest rates during the first quarter of 2014 (as reflected in our GAAP book value), the derivatives used to hedge our interest rate exposure are marked to market through earnings each quarter while some of the corresponding price changes to hedged assets are not.

Realized Gains, Net

In the first quarter of 2014, realized gains, net, were $1 million, and primarily resulted from the gain on five called AFS securities during the quarter. Realized gains, net, for the first quarter of 2013 were $12 million, and primarily resulted from the sale of $14 million of AFS securities.

For additional detail on realized gains at Redwood, see the Residential Investments portion of the “Segment Results” of this MD&A.

Operating Expense

Operating expenses were $20 million for the first quarter of both 2014 and 2013. Costs associated with the expansion of our residential and commercial mortgage banking operations contributed to $1 million increases in both fixed compensation and systems and consulting in the first quarter of 2014. These increases were offset by a $1 million reduction in total compensation expense in the first quarter of 2014 due to a reduction in variable compensation expense.

Provision for Income Taxes

We recorded a tax benefit for GAAP of $2 million during the first quarter of 2014, as compared to a tax provision for GAAP of $11 million during the first quarter of 2013. The benefit recorded in the first quarter of 2014 was driven primarily by a GAAP loss generated at our taxable REIT subsidiaries. GAAP income generated at the REIT, which exceeded the loss at the taxable REIT subsidiaries, did not require a tax provision due to the dividends paid deduction available to us.

For additional detail on income taxes, see the “Taxable Income” section of this MD&A.

Net Interest Income

The following table presents the components of net interest income for three months ended March 31, 2014 and 2013.

Table 4 – Net Interest Income (1)

	Three Months Ended March 31,
	2014			2013
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (2)	Yield	Interest Income/ (Expense)	Average Balance (2)	Yield
Interest Income
Residential loans, HFS	$5,830	$518,054	4.50%	$7,557	$818,950	3.69%
Residential loans, HFI (3)	6,828	1,711,438	1.60%	10,067	2,177,315	1.85%
Commercial loans, HFS	1,110	68,169	6.51%	597	49,061	4.87%
Commercial loans, HFI	9,284	364,331	10.19%	9,574	319,760	11.98%
Trading securities	5,734	123,191	18.62%	3,972	45,959	34.57%
Available-for-sale securities	26,697	1,396,831	7.65%	21,745	927,475	9.38%
Cash and cash equivalents	3	159,089	0.01%	12	77,911	0.06%

Total interest income	55,486	4,341,102	5.11%	53,524	4,416,431	4.85%
Interest Expense
Short-term debt	(3,827)	1,006,349	(1.52) %	(3,808)	854,238	(1.78) %
ABS issued - Redwood	(2,981)	230,172	(5.18) %	(3,691)	316,896	(4.66) %
ABS issued - Sequoia (3)	(5,460)	1,644,626	(1.33) %	(7,268)	2,099,041	(1.39) %
Long-term debt	(6,792)	480,361	(5.66) %	(3,493)	224,493	(6.22) %

Total interest expense	(19,060)	3,361,509	(2.27) %	(18,260)	3,494,668	(2.09) %

Net Interest Income	$36,426			$35,264

(1)	Certain totals may not foot, due to rounding.
(2)

Average balances for residential and commercial loans, trading securities, and debt are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities are calculated based upon amortized historical cost.

(3)	The interest income from residential loans held-for-investment and the interest expense from ABS issued - Sequoia represent activity from our Legacy Consolidated Entities.

Analysis of Changes in Net Interest Income

Net interest income at Redwood increased $3 million to $35 million in the first quarter of 2014 as compared to $32 million in the first quarter of 2013. Legacy Consolidated Entities contributed $1 million and $3 million to net interest income in the three months ended March 31, 2014 and 2013, respectively. Additional details regarding Legacy Consolidated Entities are included in the “Results from Legacy Consolidated Entities” section of this MD&A. The following analysis of changes in net interest income is organized according to the results of our three business segments. Additional details regarding the activities impacting net interest income are included in the “Segment Results” section of this MD&A.

Our residential investments segment contributed $25 million of net interest income for the first quarter of 2014. Benefits from higher average balances of AFS securities in the first quarter of 2014 were offset by lower yields. The decrease in yields was primarily related to lower unlevered yields available, in general, for new investments made in 2013 and 2014 relative to investments acquired in prior years that continue to pay down.

Our residential mortgage banking segment contributed $9 million of net interest income for the first quarter of 2014, accounting for $2 million of the total increase at Redwood. During the first quarter of 2014, reduced interest income from lower average balances of loans held-for-sale was more than offset by interest income generated from higher balances of Sequoia interest only (“IO”) securities.

Our commercial mortgage banking and investments segment contributed $7 million of net interest income for the first quarter of 2014, consistent with the prior year period. Growth in our commercial loans held-for-investment portfolio was partially funded with long-term debt, marginally increasing interest expense at this segment.

During the first quarter of 2014, total net interest income of $41 million generated at our three business segments was offset by $5 million of net interest expense not directly allocated to our segments. These unallocated amounts are presented in the corporate/other reconciling column in our segment results and include $1 million of net interest income from Legacy Consolidated Entities and $6 million of interest expense related to long-term debt. Interest expense from long-term debt increased $3 million in the first quarter of 2014 compared to the prior year period resulting from the issuance of convertible debt in the first quarter of 2013.

The following table presents the spread between the yield on unsecuritized loans and securities and their specific debt financing costs at March 31, 2014.

Table 5 – Interest Expense — Specific Borrowing Costs

March 31, 2014	Residential Loans	Commercial Loans	Residential Securities
Asset yield	4.03%	4.81%	6.11%
Short-term debt yield	1.71%	2.41%	1.34%

Net spread	2.32%	2.41%	4.77%

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

Segment Results

The following is a discussion of the results of operations for our three business segments for the three months ended March 31, 2014 and 2013. For additional information on our segments, refer to Note 21 in Part I, Item I of this Quarterly Report on Form 10-Q.

Residential Mortgage Banking

The following table presents the components of segment contribution for the residential mortgage banking segment for the three months ended March 31, 2014 and 2013.

Table 6 – Residential Mortgage Banking Segment Contribution

	Three Months Ended March 31,
(In Thousands)	2014	2013
Interest income	$10,668	$9,756
Interest expense	(1,321)	(2,110)

Net interest income	9,347	7,646
Other market valuation adjustments, net	(2)	40
Mortgage banking activities, net	(1,510)	38,687
Direct operating expenses	(6,648)	(4,142)
Provision for income taxes	(165)	(8,904)

Segment Contribution	$1,022	$33,327

The following table provides the activity of unsecuritized residential loans during the three months ended March 31, 2014 and 2013.

Table 7 – Unsecuritized Residential Loans — Activity

	Three Months Ended March 31,
(In Thousands)	2014	2013
Balance at beginning of period	$404,267	$562,658
Acquisitions	1,092,971	2,586,926
Sales	(722,402)	(2,349,089)
Principal repayments	(7,026)	(3,313)
Changes in fair value, net	7,126	34,771

Balance at End of Period	$774,936	$831,953

The following table provides the activity of our retained Sequoia IO securities for the three months ended March 31, 2014 and 2013.

Table 8 – Sequoia IO Securities Activity

	Three Months Ended March 31,
(In Thousands)	2014	2013
Beginning fair value	$110,505	$10,409
Acquisitions	-	51,208
Sales	-	(8,257)
Change in fair value, net	(4,277)	1,929

Ending Fair Value	$106,228	$55,289

During the first quarter of 2014, we purchased $1.1 billion of residential loans, which included $299 million of conforming loans and $794 million of prime jumbo loans. We sold $159 million of conforming loans to the Agencies and $562 million of jumbo loans through whole loan sales to third parties. In addition, $347 million of jumbo loans were identified for sale into SEMT 2014-1, which settled in early April 2014. In conjunction with these loan sales during the first quarter of 2014, we retained $2 million of MSRs in our Residential Investments segment. At March 31, 2014, we owned $775 million of prime residential loans, including $625 million of jumbo loans and $150 million of conforming loans. At March 31, 2014, our pipeline of loans identified for purchase included $668 million of jumbo loans and $155 million of conforming loans. Our loan purchase commitment derivatives associated with our conforming loans identified for purchase were valued at negative $193 thousand at March 31, 2014.

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

During the first quarter of 2014, net interest income from loans held on balance sheet prior to sale decreased to $4 million from $6 million in the first quarter of 2013, primarily due to a lower average balance in the current quarter. Interest income from Sequoia IOs increased to $5 million in the first quarter of 2014 from $2 million in the first quarter of 2013 due to higher balances resulting from Sequoia IOs retained throughout 2013. The amount of net interest income we earn on loans held-for-sale is dependent on many variables, including the amount of loans and the time they are outstanding on balance sheet and their interest rates, as well as the amount of leverage we employ through the use of short-term debt to finance the loans and the interest rates on that debt. These factors will impact interest income in future periods.

Mortgage Banking Activities, Net

Mortgage banking activities, net, include the changes in market value associated with both the loans we hold on balance sheet prior to sale, as well as the derivative instruments and Sequoia IO securities we use to manage risks associated with our loans held-for-

sale and loans identified for purchase. Our loan sale profit margins are measured over the period from which we identify a loan for purchase and subsequently sell or securitize the loan and may be realized over the course of one or more quarters for financial reporting purposes.

The following table presents the components of mortgage banking activities, net from residential mortgage banking. Amounts presented represent changes in market value for loans that were sold and associated derivative positions that were settled during the periods presented as well as changes in market values of loans, derivatives and Sequoia IOs outstanding as of the period end.

Table 9 – Components of Residential Mortgage Banking Activities, Net

	Three Months Ended March 31,
(In Thousands)	2014	2013
Changes in fair value of:
Residential loans, at fair value	$7,037	$34,763
Sequoia IO securities	(4,277)	1,929
Risk management derivatives	(4,278)	1,888
Purchase and forward sale commitments	8	-

Net gains on residential loan sales to third parties	-	107

Total Mortgage Banking Activities, Net	$(1,510)	$38,687

Lower loan acquisition volume and tighter loan sale margins in the first quarter of 2014 primarily contributed to a $40 million decrease in income from mortgage banking activities to a loss of $2 million in the first quarter of 2014. Benchmark interest rates declined during the first quarter of 2014, which led to an increase in the value of residential loans acquired for sale of $7 million. Declining benchmark interest rates also resulted in a $4 million decline in the value of derivatives and a $4 million decline in the value of Sequoia IO securities, each used to hedge the interest rate risk associated with these loans.

In addition, our first quarter 2014 income from mortgage banking activities was adversely impacted by timing differences. Valuation changes of jumbo loans identified for purchase are not reflected in our results, whereas valuation changes for the derivatives we use to manage our interest rate exposure on these loans are reflected in our results, creating a timing difference. During the first quarter of 2014, we recognized losses on loans we purchased that were identified for purchase as of December 31, 2013. Hedging gains related to these loans had been recognized in the fourth quarter of 2014.

After taking into account the effect of volatile interest rates and timing differences that affect our high level GAAP results, we believe the loan sale profit margins generated by our operations during the first quarter of 2014 were only modestly down from the prior quarter and within our long-term target of 25- to-50 basis points (net of hedges) that we have disclosed in the past.

At March 31, 2014, we had repurchase reserves of $1.9 million outstanding, of which $100 thousand were recorded in the first quarter of 2014 as a reduction to changes in the fair value of residential loans in “Mortgage banking activities, net.” During the three months ended March 31, 2014, there were no loan-level repurchase claims made directly to Redwood where the entity that originated the loans in question was insolvent. We review our loan repurchase reserves each quarter and will adjust them as necessary based on current information available at each reporting date.

The following table details outstanding principal balances for residential loans held-for-sale by product type at March 31, 2014.

Table 10 – Characteristics of Unsecuritized Residential Loans

March 31, 2014 (Dollars In Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed - 30 year	$499,494	4.34%
Fixed - 15, 20, & 25 year	134,869	3.48%
Hybrid	124,707	3.37%
ARM	1,469	1.68%

Total Outstanding Principal	$760,539	4.00%

Provision for Income Taxes

In the first quarter of 2014, the benefit for income taxes of $2 million in our residential investments segment primarily resulted from GAAP losses recorded at the taxable REIT subsidiary associated this segment. As the amount of GAAP income or loss changes in future periods, the corresponding provision for income taxes will increase or decrease accordingly.

Residential Investments

Our residential investments segment is comprised of our residential securities portfolio and MSR portfolio. Sequoia IOs that are included as a component of trading securities in our consolidated financial statements are included in our Residential Mortgage Banking segment for reporting purposes. As such, they are excluded from any amounts and tables in this section and such amounts and tables will not agree to amounts presented in our consolidated financial statements for securities.

The following table presents the components of segment contribution for the residential investments segment for the three months ended March 31, 2014 and 2013.

Table 11 – Residential Investments Segment Contribution

	Three Months Ended March 31,
(In Thousands)	2014	2013
Interest income	$27,594	$23,518
Interest expense	(2,850)	(2,666)

Net interest income	24,744	20,852
Other market valuation adjustments, net	(5,957)	(570)
MSR income, net	606	1,021
Realized gains, net	987	12,038
Direct operating expenses	(1,095)	(1,583)
Benefit from (provision for) income taxes	1,527	(425)

Total Segment Contribution	$20,812	$31,333

The following table provides real estate securities activity in our residential investments segment for the three months ended March 31, 2014 and 2013.

Table 12 – Real Estate Securities Activity

	Three Months Ended March 31,
(In Thousands)	2014	2013
Beginning fair value	$1,572,356	$1,084,275
Acquisitions
Sequoia securities	-	114,728
Third-party securities	74,089	-
Sales	-	-
Gains on sales and calls, net	987	-
Effect of principal payments	(38,944)	(36,018)
Change in fair value, net	28,291	12,254

Ending Fair Value	$1,636,779	$1,175,239

The following table provides MSR activity in our residential investments segment for the three months ended March 31, 2014 and 2013.

Table 13 – MSR Activity

	Three Months Ended March 31,
	2014		2013
(In Thousands)	Jumbo	Conforming	Jumbo
Beginning fair value	$61,493	$3,331	$5,315
Additions	488	2,392	12,466
Change in fair value, net	(2,773)	40	342

Ending Fair Value	$59,208	$5,763	$18,123

Residential Securities Portfolio

During the first quarter of 2014, our residential securities portfolio increased $64 million to $1.64 billion, as we purchased $74 million of third-party securities, including $64 million of senior securities and $10 million of re-REMIC securities, and received $39 million of principal payments.

Net interest income from our securities portfolio increased $4 million to $25 million in the first quarter of 2014, primarily due to an increase in interest income resulting from higher average earning assets, which increased $460 million from the first quarter of 2013 to $1.4 billion in the first quarter of 2014. The increase in interest income from higher average balances was partially offset by a decline in interest income from lower asset yields, which in the aggregate declined to yields of 8% in the first quarter of 2014 from yields of 9% in the first quarter of 2013. This decrease in yield is primarily attributable to the changing composition of our portfolio as higher yielding legacy senior and subordinate securities purchased in past years pay down and are replaced by new-issue Sequoia and third-party subordinate securities and seasoned third-party senior securities that have lower relative yields.

Interest expense increased by less than $1 million, year-over-year, primarily due to an increase in average short-term debt balances. This increase was partially offset by a decline in interest expense on ABS issued as the resecuritization we completed in 2011 continues to pay down.

During the first quarter of 2014, we realized $1 million of gains on called securities, as compared to $12 million from the sale of the remainder of our third-party commercial securities in the first quarter of 2013. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities to meet operating objectives and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any.

During the first quarter of 2014, we recognized $28 million of net changes in fair value related to our residential securities portfolio. Of this amount, $153 thousand was recognized on trading securities through the income statement in other market valuation adjustments and $113 thousand related to other-than-temporary impairments on securities in an unrealized loss position. The remaining $28 million was recognized through accumulated comprehensive income on the balance sheet. In addition, during the first quarter of 2014, other market valuation adjustments included negative $6 million attributable to declines in the value of derivatives used to hedge certain residential investments on our balance sheet, as a result of declining interest rates during the first quarter of 2014. While we believe we effectively hedged our exposure to the decline in interest rates during the first quarter (as reflected in our GAAP book value), the derivatives used to hedge our interest rate exposure are marked to market through earnings each quarter while many of the corresponding price changes to hedged assets are not.

The following table provides the activity of our real estate securities by collateral type in our residential investments segment for the three months ended March 31, 2014 and 2013.

Table 14 – Real Estate Securities Activity by Collateral Type

Three Months Ended March 31, 2014	Residential
(In Thousands)	Senior	Re-REMIC (1)	Subordinate	Commercial	Total
Beginning fair value	$864,762	$176,376	$531,218	$-	$1,572,356
Acquisitions
Sequoia securities	-	-	-	-	-
Third-party securities	63,889	10,200	-	-	74,089
Sales
Sequoia securities	-	-	-	-	-
Third-party securities	-	-	-	-	-
Gains on sales and calls, net	-	-	987	-	987
Effect of principal payments (2)	(34,601)	-	(4,343)	-	(38,944)
Change in fair value, net	7,461	5,632	15,198	-	28,291

Ending Fair Value	$901,511	$192,208	$543,060	$-	$1,636,779

Three Months Ended March 31, 2013	Residential
(In Thousands)	Senior	Re-REMIC (1)	Subordinate	Commercial		Total
Beginning fair value	$733,923	$163,035	$187,317	$14,069		$1,098,344
Acquisitions
Sequoia securities	-	-	114,728	-		114,728
Third-party securities	-	-	-	-		-
Sales						-
Sequoia securities	-	-	-	-		-
Third-party securities	-	-	-	(14,069)		(14,069)
Gains on sales and calls, net	-	-	-	12,038		12,038
Effect of principal payments (2)	(31,950)	-	(4,068)	-		(36,018)
Change in fair value, net	7,347	402	4,505	(12,038)	(3)	216

Ending Fair Value	$709,320	$163,437	$302,482	$-		$1,175,239

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior interests to provide additional credit support to those interests.
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

At March 31, 2014, the residential securities held (as a percentage of current market value) consisted of fixed-rate assets (40%), adjustable-rate assets (17%), hybrid assets that reset within the next year (37%), and hybrid assets that reset between 12 and 36 months (6%).

The following table presents real estate securities at March 31, 2014, categorized by portfolio vintage (the years the securities were issued), by priority of cash flows (senior, re-REMIC, and subordinate), and by quality of underlying loans (prime and non-prime).

Table 15 – Securities by Vintage and as a Percentage of Total Securities (1) (2)

	Sequoia	Third-party Securities
March 31, 2014	Securities	2005 &	2006 -	2012 -		% of Total Securities
(In Millions)	2012-2013	Earlier	2008	2013	Total
Senior
Prime	$3	$481	$216	$-	$700	43%
Non-prime	-	197	5	-	202	12%

Total Senior	3	678	221	-	902	55%
Re-REMIC	-	76	116	-	192	12%
Subordinate
Mezzanine (3)	344	-	-	51	395	33%
Subordinate	70	58	2	18	148	- %

Total Subordinate	414	58	2	69	543	33%

Total Securities	$417	$812	$339	$69	$1,637	100%

	Sequoia	Third-party Securities
December 31, 2013	Securities	2005 &	2006 -	2012 -		% of Total Securities
(In Millions)	2012-2013	Earlier	2008	2013	Total
Senior
Prime	$3	$447	$213	$-	$663	42%
Non-prime	-	197	5	-	202	13%

Total Senior	3	644	218	-	865	55%
Re-REMIC	-	74	103	-	177	11%
Subordinate
Mezzanine (3)	335	-	-	50	385	24%
Subordinate	68	60	2	16	146	9%

Total Subordinate	403	60	2	66	531	34%

Total Securities	$406	$778	$323	$66	$1,573	100%

(1)	Certain totals may not foot, due to rounding.
(2)

The securities and interests that we acquired from the Residential Resecuritization entity (which are eliminated for consolidation purposes) were $163 million at March 31, 2014. As a result, to adjust at March 31, 2014, for the legal and economic interests that resulted from the Residential Resecuritization, total residential senior securities would be decreased by $256 million to $646 million, total re-REMIC residential securities would be increased by $163 million to $355 million, and total residential securities would be reduced by $93 million to $1.54 billion.

(3)	Mezzanine includes securities initially rated AA, A, and BBB- and issued in 2012 or later.

The following tables present the components of the interest income we earned on AFS securities for the three months ended March 31, 2014 and 2013.

Table 16 – Interest Income — AFS Securities

Three Months Ended March 31, 2014					Yield as a Result of (1)
		Discount	Total	Average		Discount	Total
	Interest	(Premium)	Interest	Amortized	Interest	(Premium)	Interest
(Dollars in Thousands)	Income	Amortization	Income	Cost	Income	Amortization	Income
Residential
Senior	$6,414	$6,985	$13,399	$782,181	3.28%	3.57%	6.85%
Re-REMIC	2,516	1,580	4,096	109,753	9.17%	5.76%	14.93%
Mezzanine (2)	4,131	2,339	6,470	399,134	4.14%	1.00%	5.14%
Subordinate	2,338	394	2,732	105,763	8.84%	6.57%	15.41%

Total AFS Securities	$15,399	$11,298	$26,697	$1,396,831	4.41%	3.24%	7.65%

Three Months Ended March 31, 2013					Yield as a Result of (1)
		Discount	Total	Average		Discount	Total
	Interest	(Premium)	Interest	Amortized	Interest	(Premium)	Interest
(Dollars in Thousands)	Income	Amortization	Income	Cost	Income	Amortization	Income
Residential
Senior	$7,037	$4,775	$11,812	$607,013	4.64%	3.15%	7.78%
Re-REMIC	2,794	963	3,757	99,769	11.20%	3.86%	15.06%
Mezzanine (2)	1,566	309	1,875	145,732	4.30%	0.85%	5.15%
Subordinate	2,029	1,647	3,676	74,195	10.94%	8.88%	19.82%

Total Residential	13,426	7,694	21,120	926,709	5.80%	3.32%	9.12%

Commercial	647	(22)	625	766	337.86%	(11.49) %	326.37%

Total AFS Securities	$14,073	$7,672	$21,745	$927,475	6.07%	3.31%	9.38%

(1)

Cash flow from many of our subordinate securities can be volatile and in certain cases (e.g., when the amortized cost of certain securities are close to zero) any interest income earned can result in unusually high reported yields that are not sustainable and not necessarily meaningful, such as those for commercial securities sold in 2013.

(2)	Mezzanine includes securities initially rated AA, A, and BBB- and issued in 2012 or later.

The following tables present the components of carrying value at March 31, 2014 and December 31, 2013 for our AFS residential securities.

Table 17 – Carrying Value of AFS Residential Securities

March 31, 2014 (In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$916,606	$223,709	$696,717	$1,837,032
Credit reserve	(18,440)	(20,590)	(56,658)	(95,688)
Unamortized discount, net	(79,122)	(87,910)	(136,701)	(303,733)

Amortized cost	819,044	115,209	503,358	1,437,611
Gross unrealized gains	75,449	76,999	46,432	198,880
Gross unrealized losses	(1,710)	-	(11,896)	(13,606)

Carrying Value	$892,783	$192,208	$537,894	$1,622,885

December 31, 2013 (In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$888,654	$214,046	$706,292	$1,808,992
Credit reserve	(23,984)	(30,429)	(62,457)	(116,870)
Unamortized discount, net	(81,015)	(80,188)	(137,266)	(298,469)

Amortized cost	783,655	103,429	506,569	1,393,653
Gross unrealized gains	73,634	72,947	41,205	187,786
Gross unrealized losses	(1,597)	-	(21,536)	(23,133)

Carrying Value	$855,692	$176,376	$526,238	$1,558,306

At March 31, 2014, credit reserves for our securities portfolio totaled $96 million, or 5.21% of the principal balance of our residential securities, down from $117 million, or 6.5%, at December 31, 2013. The decrease in the credit reserve primarily resulted from a transfer of credit reserves to accretable unamortized discount during the first quarter of 2014, based on sustained improvements in the credit performance of loans underlying our securities that reduced our estimate of future losses on these loans. The accretable unamortized discount will be recognized into income prospectively over the remaining life of the associated loans. During the three months ended March 31, 2014, realized credit losses on our residential securities totaled $3 million. Volatility in income recognition for these securities is generally due to changes in prepayment rates and, to varying degrees, credit performance and interest rates.

Senior Securities

The fair value of our senior AFS securities was equal to 97% of their principal balance at March 31, 2014, while our amortized cost was equal to 89% of the principal balance. The fair value of our senior securities accounted for as trading securities was $115 million. We expect future losses will extinguish a portion of the outstanding principal of these AFS securities, as reflected by the $18 million of credit reserves we have provided for on the $917 million principal balance of those securities.

Re-REMIC Securities

Our re-REMIC portfolio consists primarily of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures. We own support (or subordinate) securities within those structures. The fair value of our re-REMIC AFS securities was equal to 86% of the principal balance of the portfolio at March 31, 2014, while our amortized cost was equal to 51% of the principal balance. Credit losses totaled $336 thousand in our re-REMIC portfolio during the first quarter of 2014, as compared to $628 thousand of losses during first quarter of 2013. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $21 million of credit reserves we have provided for on the $224 million principal balance of those securities.

Subordinate Securities

The fair value of our subordinate AFS securities was equal to 77% of the principal balance at March 31, 2014, while our amortized cost was equal to 72% of the principal balance. Credit losses totaled $3 million in our residential subordinate portfolio during first quarter of 2014, as compared to $7 million of losses during the first quarter of 2013. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $57 million of credit reserves we have provided for on the $697 million principal balance of those securities.

MSR Portfolio

The contribution from MSRs to this residential investments segment includes the net income earned from, and valuation changes related to these MSRs. Our MSRs are held and managed at a taxable REIT subsidiary of ours and, typically, are directly acquired from loan originators and recognized through the transfer of loans to a third party or a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. Although we retain the rights to service certain loans we securitize or sell, we employ a sub-servicer to perform these activities. Our receipt of MSR income is not subject to any covenants other than customary performance obligations associated with servicing residential loans. For loans that we have transferred into securitizations while maintaining the associated servicing rights, the sub-servicer we contract with to perform servicing activities may be terminated if it fails to perform under the applicable contractual terms. If the sub-servicer is terminated for a breach of contract, a new sub-servicer would need to be approved by the securitization’s master servicer and assume the servicing responsibilities in accordance with the applicable pooling and servicing agreement. If a sub-servicer we contract with was to default, we would evaluate our MSR asset for impairment at that time.

The following table provides the activity for MSRs by portfolio for the three months ended March 31, 2014.

Table 18 – MSR Activity by Portfolio

Three Months Ended March 31, 2014 (In Thousands)	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$61,493	$3,331	$64,824
MSRs retained from Sequoia securitizations	-	-	-
MSRS retained from third-party loan sales	488	1,806	2,294
Purchased MSRs	-	586	586
Market valuation adjustments due to:
Changes in assumptions	(1,221)	132	(1,089)
Other changes (1)	(1,552)	(92)	(1,644)

Balance at End of Period	$59,208	$5,763	$64,971

Loans associated with MSRs (2)	5,466,279	517,914	5,984,193
MSR values as percent of loans (3)	1.08%	1.11%	1.09%

(1)	Represents changes due to realization of expected cash flows.
(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at March 31, 2014.
(3)	Amounts represent the carrying value of MSRs at March 31, 2014 divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the components of MSR income for the three months ended March 31, 2014 and 2013.

Table 19 – MSR Income, Net

	Three Months Ended March 31,

(In Thousands)	2014	2013
Servicing income, net:
Income	3,598	851
Late charges	35	6
Cost of sub-servicer	(316)	(178)

Net servicing income	3,317	679
Market valuation adjustments	(2,711)	342

Income from MSRs, Net	$606	$1,021

In the first quarter of 2014, our income from MSRs included $3 million of net cash income offset by $3 million of negative market valuation changes. This compared to less than $1 million of net cash income and less than $1 million from positive changes in market value in the first quarter of 2013. The market value declines in the first quarter of 2014 were primarily due to a decrease in mortgage interest rates during the quarter, which resulted in an increase to the expected prepayment speeds for our jumbo MSRs and a resulting decline in fair value. At March 31, 2014, the loans associated with our MSRs had a 30-day delinquency ratio of 0.31% and none of these loans were greater than 30 days delinquent.

Commercial Mortgage Banking and Investments

The following table presents the components of segment contribution for the commercial mortgage banking and investments segment for the three months ended March 31, 2014 and 2013.

Table 20 – Commercial Mortgage Banking and Investments Segment Contribution

	Three Months Ended March 31,

(In Thousands)	2014	2013
Interest income	$10,394	$10,171
Interest expense	(3,303)	(2,808)

Net interest income	7,091	7,363
Provision for loan losses	(655)	(685)
Mortgage banking activities, net	823	6,313
Realized gains, net	-	210
Direct operating expenses	(2,626)	(3,196)
Benefit from (provision for) income taxes	355	(1,223)

Total Segment Contribution	$4,988	$8,782

The following table provides the activity of commercial loans during the three months ended March 31, 2014 and 2013.

Table 21 – Commercial Loans — Activity

	Three Months Ended March 31,
	2014		2013
(In Thousands)	Held-for-Sale (1)	Held-for- Investment	Held-for-Sale (1)	Held-for- Investment
Balance at beginning of period	$89,111	$343,344	$8,500	$304,510
Originations/acquisitions	88,415	32,998	153,418	35,989
Sales	(65,336)	-	(87,983)	(230)
Transfers between portfolios (2)	(37,631)	37,631	-	-
Principal repayments	(87)	(283)	(155)	(12,116)
Discount amortization	-	144	-	190
Provision for loan losses	-	(655)	-	(685)
Changes in fair value, net	2,683	941	-	-

Balance at End of Period	$77,155	$414,120	$73,780	$327,658

(1)

We elected the fair value option for all of the senior commercial loans we originated during the second half of 2013 and anticipate electing the fair value option for all future senior commercial loans that we originate and intend to sell to third parties. All held-for-sale loans outstanding at March 31, 2014 are presented at fair value.

(2)

During the first quarter of 2014, we sold two senior A-Note commercial mortgages to third parties that did not qualify as sales under GAAP, and were not derecognized from our balance sheet. These loans and the associated B-Note mortgage loans we retained were transferred from held-for-sale to held-for-investment during the first quarter of 2014 and are held at fair value on our consolidated balance sheets.

At March 31, 2014, we held commercial loans with a total outstanding carrying value of $491 million, consisting of our $345 million held-for-investment portfolio of mostly mezzanine loans as well as $146 million of senior mortgage loans held-for-sale through our mortgage banking operations. Our held-for-investment portfolio also included three senior commercial mortgage loans totaling $69 million that were each bifurcated into senior (“A-Note”) and junior (“B-Note”) portions.

Two of the senior portions of the bifurcated loans totaling $35 million were sold during the first quarter of 2014, but were not derecognized from our balance sheet as they did not qualify as sales in accordance with GAAP, and rather were treated as secured borrowings. The senior portion of the third loan, with a carrying value of $30 million, is expected to be sold in the second quarter of 2014 and is also expected to be treated as a secured borrowing. Once sold, we do not believe we will have credit exposure to the senior portions of these loans. Senior portions that are sold and their associated secured debt are each held at fair value on our consolidated balance sheets and interest income, interest expense and fair value changes associated with these instruments offset each other and have no net impact to our operating results. After the senior portions are sold, our credit exposure related to these investments resides in the associated junior portions (or “B-Notes”) that we retained. Our B-Note investments related to these three loans totaled $5 million as of March 31, 2014.

The segment contribution from commercial mortgage banking and investments decreased $4 million to $5 million in the first quarter of 2014, primarily due to lower income from mortgage banking activities, which resulted from lower senior loan origination volumes in the first quarter of 2014 as well as lower loan sale profit margins experienced during the quarter.

Commercial Mortgage Banking

During the first quarter of 2014, we originated six senior commercial mortgage loans totaling $119 million (inclusive of $30 million of senior loans structured as A/B notes and classified as held-for-investment), as compared to eleven senior commercial loans totaling $153 million originated in the first quarter of 2013, with another four loans for $146 million table-funded (meaning a third party funded and purchased the loan at closing) during the first quarter of 2013. At March 31, 2014, there were four senior loans held-for-sale with a carrying value of $77 million.

Income from mortgage banking activities decreased to $1 million in the first quarter of 2014 from $6 million in the first quarter of 2013, primarily due to decreased origination volume, combined with smaller loan sale margins experienced in the first quarter of 2014. The following table presents the components of commercial mortgage banking activities, net for the three months ended March 31, 2014 and 2013.

Table 22 – Components of Commercial Mortgage Banking Activities, Net (1)

	Three Months Ended March 31,
(In Thousands)	2014	2013
Changes in fair value of:
Commercial loans, at fair value	$3,626	$-
Risk management derivatives	(2,803)	(865)

Net gains on commercial loan sales and originations	-	7,178

Total Mortgage Banking Activities, Net	$823	$6,313

(1)

We elected the fair value option for held-for-sale commercial senior loans originated subsequent to March 31, 2013. Amounts reported as net gains on loan sales for 2013 relate to the sale of loans held at the lower of cost or fair value that were purchased or originated prior to the dates we began to elect the fair value option for these loans and represent the net benefit of the gross proceeds from the sale of the loans, less the carrying value of the loans and any related issuance costs.

Income from mortgage banking activities includes $1 million of fair value changes on six loans sold during the first quarter of 2014 and $3 million from loans still held at March 31, 2014, as well as a net negative $3 million of fair value changes from risk management derivatives. During the first quarter of 2013, we recognized $7 million of gains on the sale of six loans, as we did not begin electing the fair value option until the second quarter of 2013.

Our commercial mortgage banking activities are conducted in a taxable REIT subsidiary and our provision for income taxes is generally correlated to our mortgage banking income. As such, our provision for income taxes was higher in the first quarter of 2013 resulting from higher mortgage banking activities, and a benefit from income taxes was recorded in the first quarter of 2014 resulting from lower mortgage banking income.

Commercial Investments

Our commercial investments portfolio is comprised almost entirely of mezzanine loans and at March 31, 2014, included 51 loans held-for-investment with an outstanding principal balance of $355 million, an allowance for loan losses of $8 million, and a carrying value of $345 million. In addition, we included three A-Notes with an estimated fair value of $65 million in our held-for-investment portfolio as discussed above. During the first quarter of 2014, we originated one mezzanine loan for $2 million compared to nine loans for $36 million in the first quarter of 2013. In addition, during the first quarter of 2014 we retained three B-Notes with a combined carrying value of $3 million. At March 31, 2014, this portfolio included 24 non-securitized loans with a carrying value of $87 million and 27 loans with a carrying value of $258 million that are included in our Commercial Securitization with $148 million of associated ABS long-term debt.

Net interest income related to our commercial investments portfolio was $7 million for both the first quarter of 2014 and 2013. During the first quarter of 2013, we received $1 million of prepayment penalties for a $12 million mezzanine loan that prepaid. Interest income from higher average balances of held-for-investment and held-for-sale loans during the first quarter of 2014 partially offset the decrease in net interest income resulting from prepayment penalties.

During the first quarters of 2014 and 2013, we recorded $1 million of provisions for loan losses related to the commercial investments portfolio. At March 31, 2014, we had two loans with a combined carrying value of $42 million (net of allowance for loan losses) on watch list status. Both of these loans are current on all payments and we continue to believe we will receive all amounts in accordance with the contractual terms of the loans. However, in our judgment, certain conditions warrant closer management attention to these loans. Improvements in these conditions would result in the assets being removed from our watch list, whereas deterioration could warrant further downgrades and potential evaluation for impairment. At March 31, 2014, we had no loans designated as impaired and did not have any charge-offs during 2014, which resulted in an allowance for loan losses of $8 million at March 31, 2014. Our allowance for loan losses on our held-for-investment portfolio was $8 million and $7 million at March 31, 2014 and December 31, 2013, respectively, representing 2.3% and 2.1%, respectively, of outstanding loans.

On average, our commercial held-for-investment loans have a maturity of more than five years, an unlevered yield in excess of 10% per annum before credit costs, a loan-to-value ratio of 73% at origination, and a debt service coverage ratio at origination of 1.30x based on our underwritten cash flows. The following table details principal balances and other characteristics for these loans by product type at March 31, 2014.

Table 23 – Characteristics of Commercial Loans Held-for-Investment at Amortized Cost

March 31, 2014 (Dollars In Thousands)	Number of Loans	Average Loan Size	Principal Balance	Percent of Total Principal	Weighted Average DSCR (1)	Weighted Average LTV (2)
Multi-family	24	$5,169	$124,050	35%	1.26	79%
Hospitality	9	9,242	83,178	23%	1.38	62%
Office	7	10,412	72,886	21%	1.37	72%
Retail	6	8,579	51,477	15%	1.16	76%
Self-storage	3	6,333	19,000	5%	1.39	75%
Industrial	2	2,297	4,593	1%	1.37	70%

Total	51	$6,964	$355,184	100%	1.30	73%

(1)

The debt service coverage ratio (DSCR) is defined as the property’s annual net operating income divided by the annual principal and interest payments. The weighted average DSCRs in this table are based on the ratios at the time the loans were originated and are not based on subsequent time periods during which there may have been increases or decreases in each property’s operating income.

(2)	The loan-to-value (LTV) calculation is defined as the sum of the senior and all subordinate loan amounts divided by the value of the property at the time the loan was originated.

The following table details principal balances for these loans by geographic concentration at March 31, 2014.

Table 24 – Geographic Concentration of Commercial Loans Held-for-Investment at Amortized Cost

Geographic Concentration (by Principal)	March 31, 2014
California	20%
New York	19%
Florida	10%
Michigan	8%
Texas	7%
Illinois	6%
Other States (none greater than 5%)	30%

Total	100%

Results of Legacy Consolidated Entities

During 2013 and 2014, Legacy Consolidated Entities include certain Sequoia securitization entities issued prior to 2012 that we consolidate for financial reporting purposes. The estimated carrying value of our investments in the Legacy Consolidated Entities was $71 million, or 5% of our equity capital, at March 31, 2014. The carrying value reflects the estimated book value of our retained investments in these entities based on the difference between the consolidated assets and liabilities of the entities in the aggregate according to their GAAP carrying amounts. For the three months ended March 31, 2014, cash flow generated by our investments in these entities totaled $4 million.

To show the impact of the Legacy Consolidated Entities to our consolidated financial results, we have included the following tables that present our consolidated GAAP income statements and balance sheets distributed between Legacy Consolidated Entities and the remainder of our operations, which we refer to as “at Redwood.” Results at Redwood includes all activities from our three business segments and results from our Residential Resecuritization completed in 2011 and our Commercial Securitization completed in 2012.

Table 25 – Consolidating Income Statement (1)

	At Redwood		Legacy Consolidated Entities		Redwood Consolidated
	Three Months Ended March 31,
(In Millions)	2014	2013	2014	2013	2014	2013
Interest income	$49	$43	$7	$10	$55	$54
Interest expense	(14)	(11)	(5)	(7)	(19)	(18)

Net interest income	35	32	1	3	36	35
Provision for loan losses	(1)	(1)	(1)	(1)	(1)	(2)

Net interest income after provision	34	32	1	1	35	33
Noninterest income
Mortgage banking activities, net	(1)	45	-	-	(1)	45
MSR income, net	1	1	-	-	1	1
Other market valuation adjustments, net	(6)	(1)	-	-	(6)	-
Realized gains, net	1	12	-	-	1	12

Total noninterest (loss) income, net	(5)	58	-	-	(5)	58
Operating expenses	(19)	(20)	-	-	(20)	(20)
Other expense	-	-	-	-	-	-

Net income before provision for taxes	10	70	1	2	10	72
Benefit from (provision for) income taxes	2	(11)	-	-	2	(11)

Net Income	$12	$59	$1	$2	$12	$61

(1)	Certain totals may not foot, due to rounding.

Table 26 – Consolidating Balance Sheet (1) (2)

	At Redwood		Legacy Consolidated Entities		Redwood Consolidated
(In Millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Residential loans	$775	$404	$1,690	$1,762	$2,465	$2,166
Commercial loans	491	432	-	-	491	432
Real estate securities, at fair value:
Trading securities	120	125	-	-	120	125
Available-for-sale securities	1,623	1,558	-	-	1,623	1,558
MSRs, at fair value	65	65	-	-	65	65
Cash and cash equivalents	150	173	-	-	150	173

Total earning assets	3,224	2,758	1,690	1,762	4,914	4,520
Other assets	87	81	6	8	93	89

Total Assets	$3,311	$2,838	$1,696	$1,770	$5,007	$4,609

Short-term debt
Mortgage loan warehouse debt	$580	$185	$-	$-	$580	$185
Security repurchase facilities	708	678	-	-	708	678
Other liabilities	99	79	1	1	100	81
Asset-backed securities issued	230	249	1,625	1,694	1,854	1,943
Long-term debt	513	476	-	-	513	476

Total liabilities	2,130	1,667	1,626	1,696	3,756	3,363

Stockholders’ equity	1,180	1,171	71	75	1,251	1,246

Total Liabilities and Equity	$3,311	$2,838	$1,696	$1,770	$5,007	$4,609

(1)

We are required under GAAP to consolidate the assets and liabilities of certain securitization entities we have sponsored for financial reporting purposes, including those presented in Legacy Consolidated Entities and the Residential Resecuritization and Commercial Securitization included in “At Redwood”. However, the securitized assets of these entities are not legally ours and we own only the securities and interests that we acquired from these securitization entities. Similarly, the liabilities of these entities are obligations payable only from the cash flow generated by their securitized assets and are not obligations of Redwood.

(2)	Certain totals may not foot, due to rounding.

Net Interest Income at Legacy Consolidated Entities

In the first quarter of 2014, net interest income at Legacy Consolidated Entities declined $2 million to $1 million, primarily resulting from the continued paydown of both the assets and liabilities of these entities. In addition, the yield on our loans has declined as a portion of the higher coupon fixed rate collateral pools prepaid at historically high levels during the low rate environment experienced in 2013. Net interest income at Legacy Consolidated Entities will vary from period to period and depend primarily on changes in the levels of delinquencies and the rates of principal repayments for the associated loans.

Loan Loss Provision at Legacy Consolidated Entities

Each quarter we utilize a loan loss reserving methodology that has been established to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 6 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The provision for loan losses at Legacy Consolidated Entities was less than $1 million during the first quarter of 2014, as compared to $1 million in the first quarter of 2013. The provision for loan losses was greater than the net charge-offs of less than $1 million (or 0.03% of outstanding loan balances) for the first quarter of 2014, and the provision for loan losses was greater than the net charge-offs of less than $1 million (or 0.03% of outstanding loan balances) for the first quarter of 2013. This resulted in an increase of less than $1 million in our allowance for loan losses for the three months ended March 31, 2014 and 2013. Charge-offs resulted from $2 million of defaulted loan principal for both the first quarters of 2014 and 2013, for average implied loss severities of 32% and 37%, respectively.

The allowance for loan losses decreased to $26 million (or 1.50% of outstanding residential loans held-for-investment balances) at March 31, 2014, from $29 million (or 1.35% of outstanding residential loans held-for-investment balances) at March 31, 2013.

Serious delinquencies on loans held at consolidated Sequoia entities (90+ days delinquent) increased to $82 million (or 4.79% of outstanding loan balances) at March 31, 2014, from $68 million (or 3.19% of outstanding loan balances) at March 31, 2013. Loans originated in Florida, New Jersey, and Nevada accounted for 19% of total loans and 35% of the serious delinquent loan balance held by Sequoia entities at March 31, 2014.

At March 31, 2014, we estimate that there were two legacy consolidated Sequoia entities for which the carrying value of the entity’s liabilities exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances in accordance with GAAP, resulting in lower asset carrying values. The aggregate estimated net assets (or equity) at these consolidated entities were less than negative $1 million at March 31, 2014, an amount we expect to reverse through positive adjustments to earnings in future periods as the entities are retired or deconsolidated for financial reporting purposes.

Real Estate Loans at Legacy Consolidated Entities

The following table provides details of residential loan activity at Legacy Consolidated Entities for the three months ended March 31, 2014 and 2013.

Table 27 – Residential Loans at Legacy Consolidated Entities — Activity

	Three Months Ended March 31,
(In Thousands)	2014	2013
Balance at beginning of period	$1,762,168	$2,272,812
Principal repayments	(70,650)	(135,975)
Charge-offs, net	484	795
Premium amortization	(1,113)	(1,697)
Transfers to REO	(267)	(1,326)
Provision for loan losses	(628)	(1,355)

Balance at End of Period	$1,689,994	$2,133,254

Loan Characteristics

The following table highlights unpaid principal balances for loans at legacy consolidated Sequoia entities by product type at March 31, 2014. First lien adjustable rate mortgage (ARM) and hybrid loans comprise 91% of the consolidated Sequoia loan portfolio and were primarily originated in 2005 or prior. Conversely, fixed-rate loans, which make up 8% of the portfolio, were primarily originated in 2009 or later. Of the $57 million of hybrid loans held at legacy consolidated Sequoia securitization entities at March 31, 2014, $31 million (or 55%) had reset as of March 31, 2014, and now act as ARM loans.

Table 28 – Loan Characteristics at Legacy Consolidated Entities

March 31, 2014 (Dollars In Thousands)	Principal Balance	Percent of Total
First Lien
ARM	$1,486,306	87.43%
Fixed	141,581	8.33%
Hybrid (years to reset)
Reset	31,202	1.84%
0-4	9,491	0.56%
5-8	16,325	0.96%
Second Lien
ARM	14,982	0.88%

Total Outstanding Principal	$1,699,887	100.00%

For outstanding loans at legacy consolidated Sequoia entities at March 31, 2014, the weighted average FICO score (at origination) of borrowers backing these loans was 733 and the weighted average original LTV ratio was 66%.

The majority of hybrid loans and all of the fixed-rate loans at the legacy consolidated Sequoia entities were securitized during 2010 and 2011. Prepayment speeds on fixed-rate loans continued to decline during the first quarter of 2014 reflecting higher mortgage rates over the past few quarters. At March 31, 2014, fixed-rate loans had a weighted average coupon of 4.63%, ARM loans had a weighted average coupon of 1.61%, and hybrid loans had a weighted average coupon of 3.53%.

Taxable Income

The following table summarizes our taxable income (loss) and distributions to shareholders for the three months ended March 31, 2014 and 2013. For each of these periods, we had no undistributed REIT taxable income.

Table 29 – Taxable Income

	Three Months Ended March 31,
(In Thousands)	2014 est. (1)	2013 est. (1)
REIT taxable income	$15,462	$16,060
Taxable REIT subsidiary (loss) income	(4,253)	42,620

Total Taxable Income	$11,209	$58,680

Distributions to shareholders	$23,110	$22,875

(1)	Our tax results for the three months ended March 31, 2014 and 2013 are estimates until we file tax returns for these years.

Our estimated total taxable income for the three months ended March 31, 2014, was $11 million ($0.14 per share) and included $3 million in realized credit losses on investments. This compared to taxable income for the three months ended March 31, 2013, of $59 million ($0.72 per share) that included $5 million in realized credit losses. For the three months ended March 31, 2014, we realized net capital gains of $1 million at the REIT for tax purposes.

For the three months ended March 31, 2014, we recorded a tax benefit of $2 million for GAAP primarily related to GAAP losses at our TRS. We are currently benefiting from favorable timing differences between when income associated with our mortgage banking activities is recognized for GAAP purposes versus when it is recognized for tax purposes, thus deferring a significant portion of the tax liability on that income. The mortgage banking income is not expected to be excess inclusion income, was not earned at the REIT, and will not affect the tax characterization of our 2014 dividends. We did not record a material tax provision associated with taxable income generated at our REIT.

Differences between Estimated Total Taxable Income and GAAP Income

Differences between estimated taxable income and GAAP income are largely due to the following: (i) we cannot establish loss reserves for future anticipated events for tax but can for GAAP as realized credit losses are expensed when incurred for tax and these losses are anticipated through lower yields on assets or through loss provisions for GAAP; (ii) the timing, and possibly the amount, of some expenses (e.g., compensation expenses) are different for tax than for GAAP; (iii) since amortization and impairments differ for tax and GAAP, the tax and GAAP gains and losses on sales may differ, resulting in differences in realized gains on sale; (iv) at the REIT and certain TRS entities, unrealized gains and losses on market valuation adjustments of securities and derivatives are not recognized for tax until the instrument is sold or extinguished; (v) for tax, basis may not be assigned to mortgage servicing rights retained when whole loans are sold resulting in lower tax gain on sale; and, (vi) for tax, we do not consolidate securitization entities as we do under GAAP. As a result of these differences in accounting, our estimated taxable income can vary significantly from our GAAP income during certain reporting periods.

The tables below reconcile our estimated total taxable income to our GAAP income for the three months ended March 31, 2014 and 2013.

Table 30 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Three Months Ended March 31, 2014
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$46,876	$55,486	$(8,610)
Interest expense	(18,982)	(19,060)	78

Net interest income	27,894	36,426	(8,532)
Provision for loan losses	-	(1,284)	1,284
Realized credit losses	(3,016)	-	(3,016)
Other market valuation adjustments, net	-	(6,138)	6,138
Mortgage banking activities, net	2,321	(687)	3,008
MSR income, net	3,221	606	2,615
Operating expenses	(19,179)	(19,525)	346
Realized gains, net	-	1,092	(1,092)
Provision for income taxes	(32)	1,843	(1,875)

Net Income	$11,209	$12,333	$(1,124)

Income per share	$0.14	$0.14	$-

	Three Months Ended March 31, 2013
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$48,231	$53,524	$(5,293)
Interest expense	(11,040)	(18,260)	7,220

Net interest income	37,191	35,264	1,927
Provision for loan losses	-	(2,039)	2,039
Realized credit losses	(4,669)	-	(4,669)
Other market valuation adjustments, net	-	(303)	303
Mortgage banking activities, net	42,901	45,000	(2,099)
MSR income, net	680	1,021	(341)
Operating expenses	(17,375)	(19,691)	2,316
Realized gains, net	-	12,267	(12,267)
Provision for income taxes	(48)	(10,909)	10,861

Net Income	$58,680	$60,610	$(1,930)

Income per share	$0.72	$0.69	$0.03

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At March 31, 2014, the cumulative difference between the GAAP and tax amortized cost basis of our residential subordinate securities (excluding our investments in our securitization entities) was $30 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the three months ended March 31, 2014, and 2013, we realized $3 million and $5 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant factor for determining 2014 taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $46 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At March 31, 2014, for GAAP we had a designated credit reserve of $96 million on our securities, and an allowance for loan losses of $34 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since the computation of amortization and impairments on assets may differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At March 31, 2014, the REIT had an estimated $295 million in capital loss carryforwards ($3.57 per share) that can be used to offset future capital gains over the next one to four years. Since our intention is to generally make long-term investments, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carryforwards. At March 31, 2014, we had an estimated $21 million in capital loss carryforwards at the TRS level. We anticipate selling most of our portfolio of appreciated IO securities within the capital loss carryforward period. Consequently, it is likely that the TRS will benefit from the use of the capital loss carryforwards.

Prepayments on Securities

As part of our investment in Sequoia securitization entities, we have retained IOs at the time they were issued. Our tax basis in these securities was $81 million at March 31, 2014, which includes a tax basis of $72 million for IOs retained from securitizations completed in 2010 and later. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we experienced fast prepayments on the loans underlying our IOs. More recently, prepayments on loans owned at consolidated Sequoia entities issued prior to 2010 have been slow, and our tax basis is now below the fair values for these IOs in the aggregate. Most of the Sequoia securitizations consolidated by us are callable or will become callable over the next two years. If a Sequoia securitization is called, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.

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

Mortgage Servicing Rights

For GAAP purposes, we recognize MSRs through the acquisition of servicing rights from third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently transferred to non-consolidated securitization entities or to third parties. For tax purposes, basis in our MSR assets is recognized through the acquisition of servicing rights from third parties, or to the extent that the MSR entitles us to receive a servicing fee that is in excess of a safe harbor amount prescribed by the Internal Revenue Service. Tax basis in our MSR assets is not recognized when MSRs are retained from transfers of loans to non-consolidated securitization entities or to third parties thereby creating a temporary GAAP to tax difference on the gain from sale. For the three months ended March 31, 2014, we purchased $1 million of MSRs on conforming loans that were recognized for tax purposes. No other tax basis in our MSR assets has been recognized to date.

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

LIQUIDITY AND CAPITAL RESOURCES

Summary

Our principal sources of cash consist of borrowings under mortgage loan warehouse facilities and securities repurchase agreements, payments of principal and interest we receive on our securities portfolio and commercial investments portfolio and cash generated from our operating results. Our most significant uses of cash are to purchase mortgage loans for our residential and commercial conduits, to repay principal and interest on our warehouse facilities, repurchase agreements, and long-term debt, to purchase investment securities, to make dividend payments on our capital stock, and to fund our operations.

We currently expect that our available capital and liquidity is sufficient to fund our business and investment objectives for most or all of 2014, in part because we believe we can source capital internally by selling or financing existing investments as higher yielding investment opportunities arise. To the extent our expectation changes and we need external capital to fund our investment and business activities, we would most likely consider the issuance of debt or equity securities under the shelf registration statement we currently have on file with the SEC; or the issuance of similar or other types of securities in public or private offerings.

Our total capital of $1.68 billion at March 31, 2014, included $1.25 billion of equity capital, $140 million of long-term debt, and $288 million of convertible debt. At March 31, 2014, our cash amounted to $150 million and our current investment capacity (defined as the approximate amount of capital we had readily available for long-term investments) was estimated to be approximately $110 million.

In the ordinary course of our business, we use short-term recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans and the origination of commercial loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At March 31, 2014, we had five residential loan warehouse facilities with a total outstanding debt balance of $512 million (secured by residential loans with an aggregate fair value of $574 million) and a total borrowing limit of $1.40 billion. We also had, at March 31, 2014, a $100 million short-term commercial loan warehouse facility with a total outstanding debt balance of $68 million (secured by commercial loans with an aggregate fair value of $93 million) and a long-term commercial loan warehouse facility with an outstanding balance of $51 million and a total borrowing limit of $150 million. In addition, at March 31, 2014, we had an aggregate outstanding short-term debt balance of $708 million under seven securities repurchase facilities, which were secured by securities with a fair market value of $875 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million) at March 31, 2014.

At March 31, 2014, we had $1.29 billion of short-term debt outstanding. For the first quarter of 2014, the highest balance of our short-term debt outstanding was $1.29 billion.

We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring short-term debt under residential and commercial loan warehouse facilities, securities repurchase facilities, and other short-term debt facilities and other risks relating to our use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Short-Term Debt Incurred Under Residential Mortgage Loan Warehouse Facilities, Securities Repurchase Facilities, and Other Short-Term Debt Facilities; and Risks Relating to Debt Incurred Under Commercial Debt Investment Repurchase Facilities below in this Quarterly Report on Form 10-Q.

Cash Flows and Liquidity for the Three Months Ended March 31, 2014

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

Cash Flows from Operating Activities

Cash flows from operating activities were negative $402 million in the first quarter of 2014. This amount was negative primarily due to the inclusion of the net cash utilized during the period from the purchase and sale of residential and commercial mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Additionally, net cash utilized from the purchase and sale of loans during the first quarter of 2014 partially results from a timing difference as we had $852 million of residential and commercial loans held-for-sale at March 31, 2014. Excluding cash flows from the purchase and sale of loans, cash flows from operating activities were negative $6 million in the first quarter of 2014.

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

Cash Flows from Financing Activities

During 2013, we issued $287.5 million of convertible senior notes, as described in the long-term debt section that follows.

During the three months ended March 31, 2014, we paid $24 million of cash dividends on our common stock, representing a dividend of $0.28 per share. In accordance with the terms of outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.

In November 2013, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2014.

Long-Term Debt

Commercial Borrowings

At March 31, 2014, we had one commercial loan warehouse facility with an outstanding balance of $51 million and a total borrowing limit of $150 million.

Commercial Secured Borrowings

At March 31, 2014, we had commercial secured borrowings of $35 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We structured certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.

Convertible Notes

In March 2013, we issued $287.5 million principal amount of 4.625% convertible senior notes that are convertible into 41.1320 shares of common stock per $1,000 principal amount (equivalent to a conversion price of $24.31 per common share and subject to certain adjustments) on or before their maturity in April 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on our convertibles notes was 5.40% for the three months ended March 31, 2014. At March 31, 2014, the accrued interest payable balance on this debt was $6 million.

Trust Preferred Securities and Subordinated Notes

At March 31, 2014, we had trust preferred securities and subordinated notes of $100 million and $50 million, respectively issued by us in 2006 and 2007. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole. Beginning in the first quarter of 2011, we entered into interest rate swaps with aggregate notional values currently totaling $140 million to hedge the variability in this long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity.

Asset-Backed Securities

In July 2011, Redwood transferred $365 million of residential securities into the Residential Resecuritization in connection with the issuance of $245 million of ABS by the Residential Resecuritization to third parties. At March 31, 2014, there were $256 million of securities owned at the Residential Resecuritization, which were funded with $82 million of ABS issued.

In November 2012, Redwood transferred $291 million (principal balance) of commercial loans into the Commercial Securitization in connection with the issuance of $172 million of ABS by the Commercial Securitization to third parties. At March 31, 2014, there were $257 million (carrying value) of commercial loans owned at the Commercial Securitization, which were funded with $148 million of ABS issued.

At March 31, 2014, there were $1.69 billion of loans owned at Sequoia securitization entities, which were funded with $1.63 billion of ABS issued at Sequoia entities. These loans and ABS issued are reported at their unpaid principal balances net of any unamortized premium or discount.

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

Residential Loan Warehouse Facilities. One source of our short-term debt financing is secured borrowings under residential loan warehouse facilities that are in place with five different financial institution counterparties. Under these five warehouse facilities, we had an aggregate borrowing limit of $1.4 billion at March 31, 2014; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.

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

Because these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Risk Factors,” and below under the heading “Market Risks.” In addition, with respect to residential loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Risk Factors,” and below under the heading “Market Risks,” if and when those loans become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.

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

These residential loan warehouse facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our warehouse facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Risk Factors,” and below under the heading “Market Risks.”

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

Because our securities repurchase facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Risk Factors,” and below under the heading “Market Risks.” In addition, with respect to securities that at any given time are already being financed through our securities repurchase facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Risk Factors,” below under the heading “Market Risks,” if and when those securities decline in value, or have been financed for the maximum term permitted under the applicable facility.

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

Our securities repurchase facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our securities repurchase facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Risk Factors,” and below under the heading “Market Risks.”

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

Because this warehouse facility is uncommitted, at any given time we may not be able to obtain additional financing under this facility when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Risk Factors,” and below under the heading “Market Risks.” In addition, with respect to commercial mortgage loans that at any given time are already being financed through this facility, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Risk Factors,” and below under the heading “Market Risks,” if and when those commercial mortgage loans become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the facility.

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

Our commercial mortgage loan warehouse facility could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of this facility, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Risk Factors,” and below under the heading “Market Risks.”

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

Because the counterparty under this facility retains discretion to accept or reject a financing with respect to any particular commercial debt investment, at any given time we may not be able to obtain additional financing under this facility when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Risk Factors,” and below under the heading “Market Risks.” In addition, with respect to commercial debt investments that at any given time are already being financed through this facility, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Risk Factors,” and below under the heading “Market Risks,” if and when those commercial debt investments become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the facility.

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

Our commercial debt investment repurchase facility could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of this facility, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, under the heading “Risk Factors,” and below under the heading “Market Risks.”

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

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with five different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at March 31, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

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

•

Securities Repurchase Facilities.  As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at March 31, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

¡	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

¡	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

¡	Maintenance of a minimum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.

•

Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility that we have in place with a financial institution counterparty. Financial covenants included in this facility are as follows and at March 31, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

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

•

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. Financial covenants included in this facility are as follows and at March 31, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

¡	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

¡	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

¡	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity at Redwood.

As noted above, at March 31, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at March 31, 2014 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at March 31, 2014 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $1 billion in additional recourse indebtedness.

Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with five different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the three months ended March 31, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from creditors under these warehouse facilities:

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

•

Securities Repurchase Facilities.  Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the three months ended March 31, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from creditors under these repurchase facilities:

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

•

Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility we have in place with a financial institution counterparty. This facility includes the margin call provisions described below and during the three months ended March 31, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from the creditor under this facility:

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

•

Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the three months ended March 31, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from this creditor under this line of credit:

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

•

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. This facility includes the margin call provisions described below and three months ended March 31, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from the creditor under this facility:

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

Market Risks

We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and above in this MD&A.

Other Risks

In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements.

Contractual Obligations

The following table presents our contractual obligations and commitments at March 31, 2014, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 31 – Contractual Obligations and Commitments

March 31, 2014	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,289	$-	$-	$-	$1,289
Convertible notes	-	-	288	-	288
Anticipated interest payments on convertible notes	13	27	20	-	60
Commercial borrowings	-	51	-	-	51
Anticipated interest payments on commercial borrowings	3	1	-	-	4
Other long-term debt	-	-	-	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	169	216
Accrued interest payable	8	-	-	-	8
Operating leases	2	4	4	1	11

Total Redwood Obligations and Commitments	$1,324	$102	$331	$310	$2,067

Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$-	$22	$-	$1,926	$1,948
Anticipated interest payments on ABS (3)	29	75	104	433	641
Accrued interest payable	2	-	-	-	2

Total Obligations of Entities Consolidated for Financial Reporting Purposes	31	97	104	2,359	2,591

Total Consolidated Obligations and Commitments	$1,355	$199	$435	$2,669	$4,658

1)	Includes anticipated interest payments related to hedges.
2)

All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

3)

The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at March 31, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. A discussion of critical accounting policies and the possible effects of changes in estimates on our financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors

We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, including the timing and amount of purchases, sales, calls, and repayment of consolidated assets, changes in the fair values of consolidated assets and liabilities, increases or decreases in earnings from mortgage banking activities, and certain non-recurring events. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues and estimates, some of which are described below.

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned at Redwood, consolidated Sequoia Entities, and the Commercial Securitization, was $13 million at March 31, 2014. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $1 million and $2 million for the three months ended March 31, 2014 and 2013, respectively.

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

Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value

Our residential and commercial loans held-for-sale on our consolidated balance sheet at March 31, 2014, were being held for future securitizations or sales and expected to be sold to non-consolidated securitization entities or third parties. At the time of purchase, we typically elect the fair value option for these loans. For residential and commercial loans for which we have elected the fair value option, changes in fair values are recorded in mortgage banking activities, net, through the consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.

The fair value of loans is affected by, among other things, changes in interest rates, credit performance, prepayments, and market liquidity. To the extent interest rates change or market liquidity and or credit conditions materially change, the value of these loans could decline below their cost basis, which could have a material effect on reported earnings.

Changes in Mortgage Banking Income

The amount of income that can be earned from mortgage banking activities is primarily dependent on the volume of loans we are able to acquire or originate and any potential profit we earn upon the sale or securitization of these loans. Our ability to acquire or originate residential and commercial loans and the volume of loans we acquire or originate is dependent on many factors that are beyond our control, including general economic conditions and changes in interest rates, loan origination volumes industry-wide and at the sellers we purchase our loans from, increased regulation, and competition from other financial institutions. Our profitability from mortgage banking activities is also dependent on many factors, including our ability to effectively hedge certain risks related to changes in interest rates and other factors that are beyond our control, including changes in market credit risk pricing. Additionally, our income from mortgage banking activities is generally generated over the period from when we originate or identify a loan for purchase until we subsequently sell or securitize the loan. This income may encompass positive or negative market valuation adjustments on loans, hedging gains or losses associated with related risk management activities, and any other related transaction expenses, and may be realized unevenly over the course of one or more quarters for financial reporting purposes. Examples of additional factors that could impact our profitability include those discussed in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ending December 31, 2013, and under the headings “Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value” and “Changes in Fair Values of Derivative Financial Instruments.” Changes in the volumes of loans acquired or originated in connection with our mortgage banking activities and our profitability on these activities can have a significant effect on periodic income.

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

NEW ACCOUNTING STANDARDS

If applicable, a discussion of new accounting standards and the possible effects of these standards on our financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2013.

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

There have been no changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of March 31, 2014, the FHLB-Seattle has received approximately $114.7 million of principal and $11.0 million of interest payments in respect of the Seattle Certificate. As of March 31, 2014, the Seattle Certificate had a remaining outstanding principal amount of approximately $18.6 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of March 31, 2014, Schwab has received approximately $12.8 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. As of March 31, 2014, the Schwab Certificate had a remaining outstanding principal amount of approximately $2.1 million. SRF has denied Schwab’s allegations. This case is in discovery, and no trial date has been set. We intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various RMBS sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, as of March 31, 2014, the FHLB Chicago has received approximately $72.8 million of principal and $24.4 million of interest payments in respect of this Chicago Certificate. As of March 31, 2014, this Chicago Certificate had a remaining outstanding principal amount of approximately $29.8 million (after taking into account approximately $2.6 million of principal losses allocated to this Chicago Certificate). The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, as of March 31, 2014, the FHLB Chicago has received approximately $260.7 million of principal and $82.2 million of interest payments in respect of this Chicago Certificate. As of March 31, 2014, this Chicago Certificate had a remaining outstanding principal amount of approximately $111.4 million (after taking into account approximately $6.6 million of principal losses allocated to this Chicago Certificate). SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. This case is in early stages of discovery, and no trial date has been set. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters were also named as defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

Item 1A. Risk Factors

Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We did not repurchase any shares under this plan during the three months ended March 31, 2014. At March 31, 2014, 4,005,985 shares remained available for repurchase under our stock repurchase plan.

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
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013;

(ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013;

(iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013;

(iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2014 and 2013;

(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and

(vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date: May 6, 2014	By:	/S/ MARTIN S. HUGHES
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2014	By:	/ S/ CHRISTOPHER J. ABATE
Christopher J. Abate
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2014	By:	/ S/ COLLIN L. COCHRANE
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
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013;

(ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013;

(iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013;

(iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2014 and 2013;

(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and

(vi) Notes to Consolidated Financial Statements.