Form 10-Q
period 2014-06-30
REDWOOD TRUST INC
filed 2014-08-08
CIK 930236

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2014
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

Large accelerated filer ☒        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	83,119,423 shares outstanding as of August 4, 2014

REDWOOD TRUST, INC.

2014 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	June 30, 2014	December 31, 2013
ASSETS
Residential loans, held-for-sale, at fair value	$1,107,877	$404,267
Residential loans, held-for-investment	1,616,504	1,762,167
Commercial loans, held-for-sale, at fair value	50,848	89,111
Commercial loans, held-for-investment (includes $71,270 and $0 at fair value)	417,918	343,344
Real estate securities, at fair value	1,845,067	1,682,861
Mortgage servicing rights, at fair value	71,225	64,824
Cash and cash equivalents	157,079	173,201

Total earning assets	5,266,518	4,519,775

Restricted cash	393	398
Accrued interest receivable	15,109	13,475
Derivative assets	7,514	7,787
Deferred securities issuance costs	11,252	13,453
Other assets	77,764	53,640

Total Assets (1)	$5,378,550	$4,608,528

LIABILITIES AND EQUITY
Liabilities
Short-term debt	$1,718,430	$862,763
Accrued interest payable	7,154	6,366
Derivative liabilities	39,837	18,167
Accrued expenses and other liabilities	42,223	48,704
Deferred tax liability	7,316	7,316
Asset-backed securities issued	1,768,078	1,942,962
Long-term debt (includes $66,692 and $0 at fair value)	546,608	476,467

Total liabilities (1)	4,129,646	3,362,745

Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 83,080,118 and 82,504,801 issued and outstanding	831	825
Additional paid-in capital	1,764,386	1,760,899
Accumulated other comprehensive income	167,557	148,766
Cumulative earnings	834,648	806,298
Cumulative distributions to stockholders	(1,518,518)	(1,471,005)

Total equity	1,248,904	1,245,783

Total Liabilities and Equity	$5,378,550	$4,608,528

(1)

Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At June 30, 2014 and December 31, 2013, assets of consolidated VIEs totaled $2,125,423 and $2,299,576, respectively, and liabilities of consolidated VIEs totaled $1,769,851 and $1,944,911, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2014	2013	2014	2013
Interest Income
Residential loans	$13,601	$18,845	$26,259	$36,469
Commercial loans	11,217	9,623	21,601	19,794
Real estate securities	33,170	29,114	65,601	54,831
Cash and cash equivalents	5	137	8	149

Total interest income	57,993	57,719	113,469	111,243
Interest Expense
Short-term debt	(5,142)	(4,686)	(8,969)	(8,494)
Asset-backed securities issued	(8,183)	(10,250)	(16,624)	(21,210)
Long-term debt	(7,826)	(6,480)	(14,618)	(10,014)

Total interest expense	(21,151)	(21,416)	(40,211)	(39,718)

Net Interest Income	36,842	36,303	73,258	71,525
Reversal of provision (provision) for loan losses	315	3,272	(967)	1,233

Net Interest Income After Provision	37,157	39,575	72,291	72,758
Noninterest Income
Mortgage banking activities, net	6,310	48,723	6,079	94,260
Mortgage servicing rights income (loss), net	(1,777)	10,547	(1,171)	11,568
Other market valuation adjustments, net (1)	(4,121)	(6,258)	(10,260)	(6,561)
Realized gains, net	1,063	556	2,155	12,823

Total noninterest income (loss), net	1,475	53,568	(3,197)	112,090
Operating expenses	(22,282)	(24,430)	(42,254)	(44,616)
Net income before provision for income taxes	16,350	68,713	26,840	140,232
(Provision for) benefit from income taxes	(333)	(3,140)	1,510	(14,049)

Net Income	$16,017	$65,573	$28,350	$126,183

Basic earnings per common share	$0.19	$0.78	$0.33	$1.50
Diluted earnings per common share	$0.18	$0.71	$0.32	$1.40
Regular dividends declared per common share	$0.28	$0.28	$0.56	$0.56
Basic weighted average shares outstanding	82,740,012	82,123,823	82,575,636	81,729,014
Diluted weighted average shares outstanding	85,032,998	96,171,713	84,994,321	91,647,400

(1)

For the three months ended June 30, 2014, other-than-temporary impairments were $2,915, of which $264 were recognized through the Income Statement, and $2,651 were recognized in Accumulated Other Comprehensive Income. For the three months ended June 30, 2013, other-than-temporary impairments were $1,642, of which none was recognized in Accumulated Other Comprehensive Income.

For the six months ended June 30, 2014, other-than-temporary impairments were $4,585, of which $377 were recognized through the Income Statement, and $4,208 were recognized in Accumulated Other Comprehensive Income. For the six months ended June 30, 2013, other-than-temporary impairments were $1,666, of which none was recognized in Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2014	2013	2014	2013
Net Income	$16,017	$65,573	$28,350	$126,183
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	12,721	(38,012)	33,229	(28,982)
Reclassification of unrealized (gain) loss on available-for-sale securities to net income	(454)	(242)	(341)	(12,249)
Net unrealized (loss) gain on interest rate agreements	(5,401)	13,585	(14,196)	21,025
Reclassification of unrealized loss on interest rate agreements to net income	39	69	99	157

Total other comprehensive income (loss)	6,905	(24,600)	18,791	(20,049)

Total Comprehensive Income	$22,922	$40,973	$47,141	$106,134

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2014

	Common Stock		Additional	Accumulated Other		Cumulative
(In Thousands, Except Share Data) (Unaudited)	Shares	Amount	Paid-In Capital	Comprehensive Income	Cumulative Earnings	Distributions to Stockholders	Total
December 31, 2013	82,504,801	$825	$1,760,899	$148,766	$806,298	$(1,471,005)	$1,245,783
Net income	-	-	-	-	28,350	-	28,350
Other comprehensive income	-	-	-	18,791	-	-	18,791
Issuance of common stock:
Dividend reinvestment & stock purchase plans	179,187	2	3,473	-	-	-	3,475
Employee stock purchase and incentive plans	396,130	4	(6,667)	-	-	-	(6,663)
Non-cash equity award compensation	-	-	6,681	-	-	-	6,681
Common dividends declared	-	-	-	-	-	(47,513)	(47,513)

June 30, 2014	83,080,118	$831	$1,764,386	$167,557	$834,648	$(1,518,518)	$1,248,904

For the Six Months Ended June 30, 2013
	Common Stock		Additional	Accumulated Other		Cumulative
(In Thousands, Except Share Data) (Unaudited)	Shares	Amount	Paid-In Capital	Comprehensive Income	Cumulative Earnings	Distributions to Stockholders	Total
December 31, 2012	81,716,416	$817	$1,744,554	$138,332	$633,052	$(1,376,591)	$1,140,164
Net income	-	-	-	-	126,183	-	126,183
Other comprehensive income	-	-	-	(20,049)	-	-	(20,049)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	321,120	3	6,043	-	-	-	6,046
Employee stock purchase and incentive plans	294,200	3	(5,454)	-	-	-	(5,451)
Non-cash equity award compensation	-	-	9,515	-	-	-	9,515
Common dividends declared	-	-	-	-	-	(47,095)	(47,095)

June 30, 2013	82,331,736	$823	$1,754,658	$118,283	$759,235	$(1,423,686)	$1,209,313

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Six Months Ended June 30,
(Unaudited)	2014	2013
Cash Flows From Operating Activities:
Net income	$28,350	$126,183
Adjustments to reconcile net income to net cash used in operating activities:		-
Amortization of premiums, discounts, and securities issuance costs, net	(17,521)	(11,780)
Depreciation and amortization of non-financial assets	232	224
Purchases of loans	(3,118,457)	(5,457,558)
Proceeds from sales of held-for-sale loans	2,339,023	4,345,361
Principal payments on held-for-sale loans	12,100	5,169
Net settlements of derivatives	(14,873)	9,784
Provision (reversal of provision) for loan losses	967	(1,233)
Non-cash equity award compensation expense	6,681	9,515
Market valuation adjustments, net	14,034	(84,560)
Realized gains, net	(2,155)	(23,854)
Net change in:
Accrued interest receivable and other assets	(23,935)	(10,871)
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	(10,655)	61,186

Net cash used in operating activities	(786,209)	(1,032,434)

Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(38,991)	(54,539)
Proceeds from sales of held-for-investment loans	-	440
Principal payments on held-for-investment loans	146,656	284,076
Purchases of real estate securities	(126,162)	(0)
Proceeds from sales of real estate securities	1,313	22,518
Principal payments on real estate securities	95,303	81,250
Purchase of mortgage servicing rights	(3,054)	-
Net change in restricted cash	5	(22)

Net cash provided by investing activities	75,070	333,723

Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	2,417,438	3,989,557
Repayments on short-term debt	(1,561,771)	(3,095,514)
Repayments on asset-backed securities issued	(174,861)	(313,848)
Deferred securities issuance costs	-	(9,184)
Proceeds from issuance of long-term debt	69,181	304,100
Repayments on long-term debt	(685)	(9)
Net settlements of derivatives	(1,650)	(5)
Net proceeds from issuance of common stock	1,787	3,064
Taxes paid on equity award distributions	(6,909)	(5,741)
Dividends paid	(47,513)	(47,095)

Net cash provided by financing activities	695,017	825,325

Net (decrease) increase in cash and cash equivalents	(16,122)	126,614
Cash and cash equivalents at beginning of period	173,201	81,080

Cash and cash equivalents at end of period	$157,079	$207,694

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$38,158	$37,581
Taxes	1,399	1,097
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$85,000	$290,253
Retention of mortgage servicing rights from loan securitizations and sales	11,976	28,614
Transfers from loans held-for-sale to loans held-for-investment	37,631	-
Transfers from residential loans to real estate owned	1,832	2,687

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and using the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q.

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

Principles of Consolidation

We apply FASB guidance to determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities where we maintain an ongoing involvement, as well as an entity formed in connection with a resecuritization transaction we engaged in during 2011 (“Residential Resecuritization”), and an entity formed in connection with a commercial securitization we engaged in during 2012 (“Commercial Securitization”). Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have retained in them, although we are also exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.

For financial reporting purposes, the underlying loans and securities owned at the consolidated Sequoia entities, the Residential Resecuritization entity, and the Commercial Securitization entity are shown under residential and commercial loans and real estate securities on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 2. Basis of Presentation — (continued)

under ABS issued. In our consolidated statements of income, we record interest income on the loans and securities owned at these entities and interest expense on the ABS issued by these entities.

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

June 30, 2014

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

We elect the fair value option for certain residential and commercial loans, Sequoia IO securities and mortgage servicing rights (“MSRs”). We generally elect the fair value option for residential and commercial loans that are held-for-sale, due to our intent to sell or securitize the loans in the near-term. We generally elect the fair value option for Sequoia IO securities as we use these in part to hedge certain risks associated with our residential loans held-for-sale. We elect the fair value option for our MSRs in order to reflect the current value of these investments in our financial position and results each period. We also elect the fair value option for certain secured borrowings we may recognize when the sale of commercial loans do not meet the sale criteria in ASC 860.

See Note 5 for further discussion on the fair value option.

Real Estate Loans

Residential and Commercial Loans — Held-for-Sale at Fair Value

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

Residential and Commercial Loans — Held-for-Investment

Commercial Loans — Fair Value

We may elect the fair value option for senior commercial mortgage loans that we originate or acquire that are bifurcated into a senior portion that is sold to a third party and a junior portion that we retain as an investment. When the transfer of the senior portion does not meet the criteria for sale treatment under GAAP, the entire loan (the senior and junior portions) remains on our consolidated balance sheet and we account for the transfer of the senior portion as a secured liability. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net.

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

June 30, 2014

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

See Note 7 for further discussion on the allowance for loan losses for commercial loans.

Repurchase Reserves

We sell residential mortgage loans to various parties, including (1) securitization trusts, (2) Fannie Mae and Freddie Mac (the “Agencies”), and (3) banks and other financial institutions that purchase mortgage loans. We also purchase mortgage servicing rights. We may be required to repurchase residential mortgage loans in the event of a breach of specified contractual representations and warranties made in connection with these sales and purchases. We do not originate residential mortgage loans and believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans. However, in some cases, such as where loans were acquired from companies that have since become insolvent, we may be required to repurchase loans.

We establish reserves for mortgage repurchase liabilities related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have a repurchase obligation, based on a combination of factors. Such factors can include estimated future defaults and loan repurchase rates, the potential severity of loss in the event of defaults, and the probability of our being liable for a repurchase obligation. We establish a reserve at the time loans are sold and continually update our reserve estimate during its life. The reserve for mortgage loan repurchase losses is included in other liabilities on our consolidated balance sheets and the related expense is included as a component of mortgage banking activities, net on our consolidated statements of income.

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

Trading Securities

We primarily denote trading securities as those securities where we have adopted the fair value option. Trading securities are carried at their estimated fair values and coupon interest is recognized as interest income when earned and deemed collectible. Changes in the fair value of Sequoia IO and senior securities designated as trading securities are reported in mortgage banking activities, net, a component of our consolidated statements of income. Changes in the fair value of other trading securities are reported through our consolidated statements of income in other market valuation adjustments, net.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

For impaired AFS securities, to determine if there has been an adverse change in cash flows and if any portion of a resulting OTTI is related to credit losses, we compare the present value of the cash flows expected to be collected as of the current financial reporting date to the amortized cost basis of the security. The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes. If the present value of the current expected cash flows is less than the amortized cost basis, there has been an adverse change and the security is considered OTTI with the difference between these two amounts representing the credit loss. The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, and based on information available at the time of the assessment as well as our estimates of future performance and cash flows. As a result, the timing and amount of OTTI constitute a material estimate that is susceptible to significant change.

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

June 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Derivative Financial Instruments

Derivative financial instruments we typically utilize include swaps, swaptions, financial futures contracts, CMBX credit default index swaps, and “To Be Announced” (“TBA”) contracts. These derivatives are primarily used to manage interest rate risk associated with our operations. In addition, we enter into certain residential loan purchase commitments (“LPCs”) and residential loan forward sale commitments (“FSCs”) that are treated as derivatives for financial reporting purposes. All derivative financial instruments are recorded at their estimated fair values on our consolidated balance sheets. Derivatives with positive fair values to us are reported as assets and derivatives with negative fair values to us are reported as liabilities. We classify each derivative as either (i) a trading instrument (no specific hedging designation for financial reporting purposes) or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

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

June 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Credit Default Index Swaps

Credit default index swaps include instruments such as CMBX, which are indexes referencing tranches from 25 different commercial mortgage-backed securities (“CMBS”) deals, each with different credit ratings. The CMBX indexes enable participants to hedge or gain exposure to a series of similar CMBS securities. We utilize CMBX to hedge certain risks related to senior commercial mortgage loans we originate for sale into CMBS.

Loan Purchase and Forward Sale Commitments

We use the term LPCs to refer to agreements with third-party residential loan originators to purchase residential loans at a future date that qualify as a derivative under GAAP. LPCs are recorded at their estimated fair values on our consolidated balance sheets. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net. We use the term FSCs to refer to agreements with third-parties to sell residential loans at a future date that also qualify as derivatives under GAAP. FSCs are recorded at their estimated fair values on our consolidated balance sheets. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net.

See Note 10 for further discussion on derivative financial instruments.

Deferred Tax Assets and Liabilities

Our deferred tax assets/liabilities are generated by temporary differences in GAAP and taxable income at our taxable subsidiaries. These differences generally reflect differing accounting treatments for GAAP and tax, such as accounting for mortgage servicing rights, discount and premium amortization, credit losses, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability as required and establish a deferred tax asset. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is reduced. We may also recognize income under GAAP in periods prior to when we recognize the income for tax. When this occurs, we establish a deferred tax liability. As the income is subsequently realized in future periods for tax, the deferred tax liability is reduced.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Asset-Backed Securities Issued

ABS issued represents asset-backed securities issued by bankruptcy-remote entities sponsored and consolidated by Redwood. These entities include certain Sequoia entities, the Residential Resecuritization, and the Commercial Securitization. Assets at these entities are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Convertible Notes

Convertible notes include unsecured convertible senior notes and are carried at their unpaid principal balance. Interest on the notes is payable semiannually and the notes mature on April 15, 2018. If converted by a holder, upon conversion the holder of the notes would receive shares of our common stock.

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

Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income allocable to common shareholders, less income allocated to participating securities (as described herein). Diluted EPS is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of share-based payment awards. In addition, if the assumed conversion of convertible notes to common shares is dilutive, diluted EPS is adjusted by adding back the periodic interest expense associated with dilutive convertible debt to net income and adding the shares issued in an assumed conversion to the diluted share count.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

Incentive Plans

In May 2014, our shareholders approved the 2014 Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors, which replaced the 2002 Redwood Trust, Inc. Incentive Plan. The Incentive Plan provides for the grant of restricted stock, deferred stock, deferred stock units, performance-based awards (including performance stock units), dividend equivalents, stock payments, restricted stock units, and other types of awards to eligible participants. Long-term incentive awards granted under the Incentive Plan generally vest over a three- or four-year period. Awards made under the Incentive Plan to officers and other employees in lieu of the payment in cash of a portion of annual bonuses earned generally vest immediately, but are subject to a three-year mandatory holding period. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately. The cost of the awards is amortized over the vesting period on a straight-line basis.

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

Executive Deferred Compensation Plan

In November 2013, our Board of Directors approved an amendment to our 2002 Executive Deferred Compensation Plan (“EDCP”) to allow non-employee directors to defer certain cash payments and dividends into Deferred Stock Units (“DSUs”). The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. The Company matches some deferrals. Compensation deferred under the EDCP is recorded as a liability on our consolidated balance sheets. The EDCP allows for the investment of deferrals in either an interest crediting account or DSUs.

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

June 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

more-likely-than-not threshold in accordance with FASB guidance on accounting for uncertainty in income taxes. We classify interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of income.

See Note 20 for further discussion on taxes.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Topic 605, Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective retrospectively for annual or interim reporting periods beginning after December 15, 2016, with early application not permitted. We are currently evaluating the new standard.

Balance Sheet Netting

Certain of our derivatives and short-term debt are subject to master netting arrangements or similar agreements. Under GAAP, in certain circumstances we may elect to present certain financial assets, liabilities and related collateral subject to master netting arrangements in a net position on our consolidated balance sheets. However, we do not report any of these financial assets or liabilities on a net basis, and instead present them on a gross basis on our consolidated balance sheets.

The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at June 30, 2014 and December 31, 2013.

Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)
June 30, 2014 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets (2)
Interest rate agreements	$1,925	$-	$1,925	$(572)	$-	$1,353
Credit default index swaps	588	-	588	-	-	588
TBAs	3,294	-	3,294	(2,499)	-	795

Total Assets	$5,807	$-	$5,807	$(3,071)	$-	$2,736

Liabilities (2)
Interest rate agreements	$(32,637)	$-	$(32,637)	$572	$32,065	$-
TBAs	(5,540)	-	(5,540)	2,499	1,746	(1,295)
Futures	(494)	-	(494)	-	494	-
Loan warehouse debt	(864,680)	-	(864,680)	864,680	-	-
Security repurchase agreements	(853,750)	-	(853,750)	853,750	-	-
Commercial borrowings	(52,916)	-	(52,916)	52,916	-	-

Total Liabilities	$(1,810,017)	$-	$(1,810,017)	$1,774,417	$34,305	$(1,295)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

June 30, 2014

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

Assets and Liabilities of Consolidated VIEs at June 30, 2014

June 30, 2014 (Dollars in Thousands)	Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total
Residential loans, held-for-investment	$1,616,504	$-	$-	$1,616,504
Commercial loans, held-for-investment	-	-	254,615	254,615
Real estate securities, at fair value	-	245,853	-	245,853
Restricted cash	145	-	138	283
Accrued interest receivable	2,391	549	1,826	4,766
Other assets	3,323	-	79	3,402

Total Assets	$1,622,363	$246,402	$256,658	$2,125,423

Accrued interest payable	$1,078	$17	$678	$1,773
Asset-backed securities issued	1,553,669	69,709	144,700	1,768,078

Total Liabilities	$1,554,747	$69,726	$145,378	$1,769,851

Number of VIEs	24	1	1	26

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

June 30, 2014

(Unaudited)

Note 4. Principles of Consolidation — (continued)

Analysis of Unconsolidated VIEs with Continuing Involvement

Since 2012, we have transferred residential loans to 19 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets.

The following table presents information related to securitization transactions that occurred during the three and six months ended June 30, 2014 and 2013.

Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Principal balance of loans transferred	$347,305	$1,802,058	$347,305	$4,042,710
Trading securities retained, at fair value	69,563	40,642	69,563	91,850
AFS securities retained, at fair value	20,428	92,367	20,428	207,095
Gains on sale	-	-	-	-
MSRs recognized	2,186	16,148	2,186	28,614

Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party servicer to perform) and the receipt of interest income associated with the securities we retained. The following table summarizes the cash flows between us and the unconsolidated VIEs sponsored by us during the three and six months ended June 30, 2014 and 2013.

Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Cash proceeds	$267,776	$1,705,504	$267,776	$3,859,354
MSR fees received	3,624	2,099	7,047	3,075
Funding of compensating interest	(43)	(145)	(76)	(263)
Cash flows received on retained securities	15,924	9,883	28,227	14,950

The following table presents the key weighted-average assumptions to measure MSRs at the date of securitization.

MSR Assumptions Related to Unconsolidated VIEs Sponsored by Redwood

Issued During
	Three Months Ended June 30,	Six Months Ended June 30,
At Date of Securitization	2014 2013	2014 2013

Prepayment speeds	5 - 15% 5 - 12%	5 - 15% 5 - 14%
Discount rates	11% 12%	11% 12%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 4. Principles of Consolidation — (continued)

The following table presents additional information at June 30, 2014 and December 31, 2013, related to unconsolidated securitizations accounted for as sales since 2012. Loans at these securitization entities have not incurred any credit losses.

Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	June 30, 2014	December 31, 2013
On-balance sheet assets, at fair value:
Interest-only and senior securities, classified as trading	$159,311	$110,505
Senior and subordinate securities, classified as AFS	449,863	405,415
Maximum loss exposure (1)	609,174	515,920
Assets transferred:
Principal balance of loans outstanding	6,730,820	6,627,874
Principal balance of delinquent loans 30+ days delinquent	7,041	14,587

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at June 30, 2014 and December 31, 2013.

Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

June 30, 2014	MSRs	Senior Securities	Subordinate Securities
(Dollars in Thousands)
Fair value at June 30, 2014	$54,712	$159,311	$449,863
Expected life (in years) (1)	7	7	11

Prepayment speed assumption (annual CPR) (1)	12%	9%	10%
Decrease in fair value from:
10% adverse change	$2,088	$7,254	$1,345
25% adverse change	4,908	12,104	3,519

Discount rate assumption (1)	11%	5%	6%
Decrease in fair value from:
100 basis point increase	$2,194	$7,929	$34,532
200 basis point increase	4,212	15,159	65,057

Credit loss assumption (1)	N/A	0.23%	0.23%
Decrease in fair value from:
10% higher losses	N/A	$89	$1,197
25% higher losses	N/A	222	2,380

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 4. Principles of Consolidation — (continued)

December 31, 2013	MSRs	Senior Interest-only Securities	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2013	$60,318	$110,505	$405,415
Expected life (in years) (1)	8	7	11

Prepayment speed assumption (annual CPR) (1)	8%	10%	11%
Decrease in fair value from:
10% adverse change	$1,649	$5,773	$1,658
25% adverse change	4,218	13,555	4,354

Discount rate assumption (1)	11%	5%	6%
Decrease in fair value from:
100 basis point increase	$2,468	$5,632	$30,644
200 basis point increase	4,828	10,757	57,836

Credit loss assumption (1)	N/A	0.23%	0.23%
Decrease in fair value from:
10% higher losses	N/A	$70	$1,369
25% higher losses	N/A	175	3,420

(1)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

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

Analysis of Third-Party VIEs

Third-party VIEs are securitization entities for which we maintain an economic interest but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at June 30, 2014, grouped by collateral type.

Third-Party Sponsored VIE Summary

(In Thousands)	June 30, 2014
Residential real estate securities at Redwood
Senior	$663,587
Re-REMIC	192,596
Subordinate	133,857

Total Investments in Third-Party Real Estate Securities	$990,040

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

June 30, 2014

(Unaudited)

Note 4. Principles of Consolidation — (continued)

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

Other Transfers of Financial Assets

Certain of our senior commercial mortgage loans were bifurcated into a senior portion that was sold to a third party and a junior portion that we retained as an investment. When the transfer of the senior portion did not meet the criteria for sale treatment under GAAP, the entire loan (the senior and junior portions) remains on our consolidated balance sheet classified as a held-for-investment loan and we account for the transfer of the senior portion as a secured borrowing.

The following table presents commercial loan transfers accounted for as secured borrowings for the three and six months ended June 30, 2014.

Loan Transfers Accounted for as Secured Borrowings

(In Thousands)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Principal balance	$29,500	$63,375
Cash proceeds	30,274	65,048

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

June 30, 2014

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Residential loans, held-for-sale
At fair value	$1,106,239	$1,106,239	$402,602	$402,602
At lower of cost or fair value	1,638	1,788	1,665	1,817
Residential loans, held-for-investment	1,616,504	1,508,571	1,762,167	1,610,024
Commercial loans, held-for-sale	50,848	50,848	89,111	89,111
Commercial loans, held-for-investment
At fair value	71,270	71,270	-	-
At amortized cost	346,648	353,004	343,344	348,305
Trading securities	173,281	173,281	124,555	124,555
Available-for-sale securities	1,671,786	1,671,786	1,558,306	1,558,306
MSRs	71,225	71,225	64,824	64,824
Cash and cash equivalents	157,079	157,079	173,201	173,201
Restricted cash	393	393	398	398
Accrued interest receivable	15,109	15,109	13,475	13,475
Derivative assets	7,514	7,514	7,787	7,787
REO (1)	3,323	3,767	3,661	4,084
Margin receivable (1)	58,455	58,455	31,149	31,149
Other collateral posted (1)	5,000	5,000	5,000	5,000

Liabilities
Short-term debt	$1,718,430	$1,718,430	$862,763	$862,763
Accrued interest payable	7,154	7,154	6,366	6,366
Derivative liabilities	39,837	39,837	18,167	18,167
ABS issued	1,768,078	1,656,135	1,942,962	1,746,906
Commercial long-term debt	52,916	52,916	49,467	49,467
Commercial secured borrowings	66,692	66,692	-	-
Convertible notes	287,500	296,700	287,500	299,719
Other long-term debt	139,500	110,903	139,500	111,600

(1)	These assets are included in Other Assets on our consolidated balance sheets.

We elected the fair value option for $1.74 billion and $2.82 billion of residential loans (principal balance) and $149 million and $268 million of commercial loans (principal balance) we acquired during the three and six months ended June 30, 2014, respectively. We also elected the fair value option for $30 million and $65 million of commercial secured borrowings we recorded during the three and six months ended June 30, 2014, respectively. We anticipate electing the fair value option for all future purchases of residential loans and commercial senior loans that we intend to sell to third parties or transfer to securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at June 30, 2014, as well as the fair value hierarchy of the valuation inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2014

June 30, 2014	Carrying	Fair Value Measurements Using
(In Thousands)	Value	Level 1	Level 2	Level 3
Assets
Residential loans, at fair value	$1,106,239	$-	$259,675	$846,564
Commercial loans, at fair value	122,118	-	-	122,118
Trading securities	173,281	-	-	173,281
Available-for-sale securities	1,671,786	-	-	1,671,786
MSRs	71,225	-	-	71,225
Derivative assets	7,514	3,295	2,513	1,707

Liabilities
Derivative liabilities	39,837	6,034	33,758	45
Commercial secured borrowings	66,692	-	-	66,692

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2014.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets						Liabilities
(In Thousands)	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Derivatives (1)	Commercial Secured Borrowings
Beginning balance - December 31, 2013	$391,100	$89,111	$124,555	$1,558,306	$64,824	$(379)	$-
Principal paydowns	(11,563)	(3,463)	(2,714)	(92,590)	-	-	(115)
Gains (losses) in net income, net	21,849	11,099	(13,133)	23,485	(8,265)	5,108	1,759
Unrealized gains in OCI, net	-	-	-	32,888	-	-	-
Acquisitions	1,717,244	271,424	64,573	151,010	14,666	-	65,048
Sales	(1,269,330)	(246,053)	-	(1,313)	-	-	-
Other settlements, net	(2,736)	-	-	-	-	(3,067)	-

Ending Balance - June 30, 2014	$846,564	$122,118	$173,281	$1,671,786	$71,225	$1,662	$66,692

(1) For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at June 30, 2014 and 2013. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and six months ended June 30, 2014 and 2013 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2014 and 2013 Included in Net Income

	Included in Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Assets
Residential loans, at fair value	$11,755	$(59,649)	$11,964	$(59,641)
Commercial loans, at fair value	2,008	-	2,008	-
Trading securities	(9,257)	31,354	(13,688)	30,866
Available-for-sale securities	(264)	(1,642)	(377)	(1,665)
MSRs	(4,974)	9,450	(7,236)	9,532

Liabilities
Loan purchase commitments	1,707	-	1,707	-
Commercial secured borrowing	1,759	-	1,759	-

The following table presents information on assets recorded at fair value on a non-recurring basis at June 30, 2014. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our balance sheet at June 30, 2014.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2014

					Gain (Loss) for
June 30, 2014 (In Thousands)	Carrying Value	Fair Value Measurements Using			Three Months Ended	Six Months Ended
		Level 1	Level 2	Level 3	June 30, 2014	June 30, 2014
Assets
Residential loans, at lower of cost or fair value	$1,107	$-	$-	$1,107	$1	$(2)
REO	2,326	-	-	2,326	(521)	(343)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2014 and 2013.

Market Valuation Adjustments, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Mortgage banking activities
Residential loans, at fair value	$13,375	$(41,405)	$20,403	$(6,535)
Commercial loans, at fair value	5,714	(345)	9,340	(345)
Trading securities	(8,810)	36,336	(13,087)	38,265
Derivative instruments, net	(8,673)	49,544	(15,755)	50,567
Loan purchase and forward sale commitments	3,582	-	3,590	-

Total mortgage banking activities (1)	5,188	44,130	4,491	81,952

MSRs	(5,553)	8,827	(8,265)	9,169
Other
Residential loans, at lower of cost or fair value	13	38	11	78
Trading securities	77	(4,140)	(76)	(4,707)
Impairments on AFS securities	(264)	(1,642)	(377)	(1,665)
REO	(321)	(558)	(464)	(331)
Other derivative instruments, net	(3,626)	44	(9,354)	64

Total other	(4,121)	(6,258)	(10,260)	(6,561)

Total Market Valuation Adjustments, Net	$(4,486)	$46,699	$(14,034)	$84,560

(1)	Income from mortgage banking activities presented above does not include fee income that is a component of mortgage banking income presented on our consolidated statements of income as it does not represent a market valuation adjustment.

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

June 30, 2014

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.

Fair Value Methodology for Level 3 Financial Instruments

June 30, 2014 (Dollars in Thousands)	Fair Value	Unobservable Input	Range	Weighted Average
Assets
Residential loans, at fair value:
Loans priced to securitization or priced to whole loan market and uncommitted to sell	$417,941	Discount rate	3 - 4%	4%
		Prepayment rate	10 - 10%	10%
		Default rate	1 - 1%	1%
		Loss severity	22 - 22%	22%
		Credit support	6 - 8%	8%
		Spread to securitization	50 bps - 50 bps	50 bps

Loans priced to whole loan market, committed to sell	428,624	Pool fallout assumption	10 bps - 10 bps	10 bps

Residential loans, at lower of cost or fair value	1,107	Loss severity	15-28%	21%

Commercial loans, at fair value	122,118	Credit spread	136 bps - 136 bps	136 bps
		Credit support	24 - 24%	24%

Trading and AFS securities	1,845,067	Discount rate	4 - 12%	6%
		Prepayment speed	1 - 35%	14%
		Default rate	0 - 35%	7%
		Loss severity	20 - 64%	33%
		Credit support	0 - 84%	6%

MSRs	71,225	Discount rate	9 - 11%	11%
		Prepayment rate	6 - 60%	12%

REO	2,326	Loss severity	0 - 93%	18%

Loan purchase commitments, net (1)	1,662	MSR Multiple	1 - 5x	4x
		Pullthrough rate	57 - 99%	81%
Liabilities
Commercial secured financing	66,692	Credit spread	136 bps - 136 bps	136 bps
		Credit support	24 - 24%	24%

(1) For the purpose of this presentation loan purchase commitment assets and liabilities are presented net.

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

June 30, 2014

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

Estimated fair values for conforming loans are determined based upon quoted market prices (Level 2). Conforming loans are mortgage loans that conform to Agency guidelines. As necessary, these values are adjusted for servicing value, market conditions and liquidity.

Commercial loans

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

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at June 30, 2014, we received dealer price indications on 79% of our securities, representing 90% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 2% of the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

Derivative assets and liabilities

Our derivative instruments include swaps, swaptions, TBAs, financial futures, CMBX credit default index swaps, LPCs, and FSCs. Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. TBA and financial futures fair values are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2). LPC fair values are estimated based on quoted Agency MBS prices, estimates of the fair value of the MSRs we expect to retain in the sale of the loans, and the probability that the mortgage loan will be purchased (Level 3). FSC fair values are obtained using quoted Agency prices. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2).

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

As part of our MSR valuation process, we received a valuation estimate from a third-party valuations group. In the aggregate, our internal valuation of the MSRs was 2% lower than the third-party valuation at June 30, 2014.

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

June 30, 2014

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

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

As part of our ABS issued valuation process, we also request and consider indications of value from third-party securities dealers. For purposes of pricing our ABS issued at June 30, 2014, we received dealer price indications on 42% of our ABS issued. In the aggregate, our internal valuations of the ABS issued for which we received dealer price indications were within 1% of the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 6. Residential Loans

We acquire residential loans from third-party originators. The following table summarizes the classifications and carrying value of the residential loans owned at Redwood and at consolidated Sequoia entities at June 30, 2014 and December 31, 2013.

June 30, 2014 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value - Conforming	$259,675	$-	$259,675
Fair value - Jumbo	846,564	-	846,564
Lower of cost or fair value	1,638	-	1,638
Held-for-investment	-	1,616,504	1,616,504

Total Residential Loans	$1,107,877	$1,616,504	$2,724,381

December 31, 2013 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value - Conforming	$11,502	$-	$11,502
Fair value - Jumbo	391,100	-	391,100
Lower of cost or fair value	1,665	-	1,665
Held-for-investment	-	1,762,167	1,762,167

Total Residential Loans	$404,267	$1,762,167	$2,166,434

Residential Loans Held-for-Sale

Residential Loans at Fair Value

At June 30, 2014, there were 2,038 residential loans at fair value, with an aggregate outstanding principal balance of $1.07 billion and an aggregate fair value of $1.11 billion. During the three and six months ended June 30, 2014, we purchased $1.74 billion and $2.82 billion (principal balance) of residential loans, respectively, for which we elected the fair value option. During the three and six months ended June 30, 2014, we recorded $13 million and $20 million of positive valuation adjustments, respectively, on fair value residential loans through mortgage banking activities, net, a component of our consolidated income statement. At December 31, 2013, there were 537 residential loans at fair value, with an aggregate outstanding principal balance of $399 million and an aggregate fair value of $403 million.

Residential Loans at Lower of Cost or Fair Value

At June 30, 2014, there were 10 residential loans at lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $2 million. At December 31, 2013, there were 10 residential loans at lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $2 million. During the three and six months ended June 30, 2014, we recorded valuation adjustments for residential loans held-for-sale of positive $13 thousand and $11 thousand, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 6. Residential Loans — (continued)

Residential Loans Held-for-Investment

The following table details the carrying value for residential loans held-for-investment at June 30, 2014 and December 31, 2013. These loans are owned at Sequoia securitization entities that we consolidate for financial reporting purposes.

(In Thousands)	June 30, 2014	December 31, 2013
Principal balance	$1,625,890	$1,770,803
Unamortized premium, net	14,586	16,791

Recorded investment	1,640,476	1,787,594
Allowance for loan losses	(23,972)	(25,427)

Carrying Value	$1,616,504	$1,762,167

Of the $1.6 billion of principal balance and $15 million of unamortized premium on loans held-for-investment at June 30, 2014, $663 million of principal balance and $9 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During the six months ended June 30, 2014, 9% of these residential loans prepaid and we amortized 16% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal balance was $966 million and the unamortized premium was $6 million. During the six months ended June 30, 2014, 7% of these loans prepaid and we amortized 9% of the premium.

Of the $1.77 billion of principal balance and $17 million of unamortized premium on loans held-for-investment at December 31, 2013, $731 million of principal balance and $11 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. For residential loans acquired after July 1, 2004, the principal balance was $1 billion and the unamortized premium was $6 million.

Credit Characteristics of Residential Loans Held-for-Investment

As a percentage of our recorded investment, 99% of residential loans held-for-investment at June 30, 2014, were first lien, predominately prime-quality loans at the time of origination. The remaining 1% of loans were second lien, home equity lines of credit. The weighted average original LTV ratio for our residential loans held-for-investment outstanding at June 30, 2014, was 66%. The weighted average FICO score for the borrowers of these loans was 733 at the time the loans were originated.

We consider the year of origination of our residential loans held-for-investment to be a general indicator of credit performance as loans originated in specific years have often possessed similar product and credit characteristics. The following table displays our recorded investment in residential loans held-for-investment at June 30, 2014 and December 31, 2013, organized by year of origination.

(In Thousands)	June 30, 2014	December 31, 2013
2003 & Earlier	$798,571	$881,364
2004	479,478	513,458
2005	60,138	62,675
2006	141,937	149,776
2007	-	-
2008	-	-
2009	19,994	25,860
2010	84,992	92,728
2011	55,366	61,733

Total Recorded Investment	$1,640,476	$1,787,594

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$25,571	$29,064	$25,427	$28,504
Charge-offs, net	(994)	(1,751)	(1,478)	(2,545)
(Reversal of provision) provision for loan losses	(605)	(4,163)	23	(2,809)

Balance at End of Period	$23,972	$23,150	$23,972	$23,150

During the three months ended June 30, 2014 and 2013, there were less than $1 million and $2 million of charge-offs of residential loans that reduced our allowance for loan losses, respectively. These charge-offs were from $6 million and $5 million of defaulted loan principal, respectively. During the six months ended June 30, 2014 and 2013, there were $1 million and $3 million of charge-offs of residential loans, respectively, that reduced our allowance for loan losses. These charge-offs arose from $8 million and $7 million of defaulted loan principal, respectively.

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

The following table summarizes the balances for loans collectively evaluated for impairment at June 30, 2014 and December 31, 2013.

(In Thousands)	June 30, 2014	December 31, 2013
Principal balance	$1,612,303	$1,762,165
Recorded investment	1,627,228	1,779,161
Related allowance	22,695	24,762

The following table summarizes the recorded investment and past due status of residential loans collectively evaluated for impairment at June 30, 2014 and December 31, 2013.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
June 30, 2014	$25,639	$9,619	$74,393	$1,517,577	$1,627,228
December 31, 2013	34,187	13,248	79,010	1,652,716	1,779,161

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 6. Residential Loans — (continued)

Residential Loans Individually Evaluated for Impairment

As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, a number of loan modifications have been completed to help make mortgage loans more affordable for qualifying borrowers and potentially reduce a future impairment. For the six months ended June 30, 2014 and 2013, all of the loan modifications determined to be TDRs were either: (i) conversions of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reductions in the contractual interest rates of a mortgage loan paired with capitalization of accrued interest; or (iii) principal forgiveness paired with interest rate reductions.

The following table presents the details of the loan modifications determined to be TDRs for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013
TDRs
Number of modifications	9	4	14	7
Pre-modification outstanding recorded investment	$3,052	$1,031	$4,967	$1,795
Post-modification outstanding recorded investment	3,272	1,145	5,165	1,941
Loan modification effect on net interest income after provision and other MVA	(812)	(140)	(1,221)	(309)

TDRs that Subsequently Defaulted
Number of modifications	3	1	6	3
Recorded investment	$1,574	$178	$2,493	$587

If we determine that a restructured loan is a TDR, we remove it from the general loan pools used for determining the allowance for residential loan losses and assess it for impairment on an individual basis. This assessment is based primarily on whether an adverse change in the expected future cash flows resulted from the restructuring. The average recorded investment of loans for the three months ended June 30, 2014 and 2013 was $13 million and $7 million, respectively. The average recorded investment of loans individually evaluated for impairment for the six months ended June 30, 2014 and 2013 was $11 million and $7 million, respectively. For the three months ended June 30, 2014 and 2013, we recorded interest income of $29 thousand and $10 thousand, respectively, on individually impaired loans. For the six months ended June 30, 2014 and 2013, we recorded interest income of $67 thousand and $21 thousand, respectively, on individually impaired loans.

The following table summarizes the balances for loans individually evaluated for impairment, all of which had an allowance, at June 30, 2014 and December 31, 2013.

(In Thousands)	June 30, 2014	December 31, 2013
Principal balance	$13,587	$8,638
Recorded investment	13,248	8,433
Related allowance	1,277	665

The following table summarizes the recorded investment and past due status of residential loans individually evaluated for impairment at June 30, 2014 and December 31, 2013.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
June 30, 2014	$1,611	$1,319	$551	$9,767	$13,248
December 31, 2013	1,560	-	567	6,306	8,433

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 7. Commercial Loans

We invest in commercial loans that we originate and service as well as loans that we acquire from third-party originators. The following table summarizes the classifications and carrying value of commercial loans at June 30, 2014 and December 31, 2013.

(In Thousands)	June 30, 2014	December 31, 2013
Held-for-sale, at fair value	$50,848	$89,111
Held-for-investment
At fair value	71,270	-
At amortized cost	346,648	343,344

Total Commercial Loans	$468,766	$432,455

Of the held-for-investment commercial loans shown above at June 30, 2014 and December 31, 2013, $255 million and $258 million, respectively, were financed through the Commercial Securitization entity, as discussed in Note 4.

Commercial Loans Held-for-Sale

Commercial loans held-for-sale include loans we originate and intend to sell to third parties. At June 30, 2014, there were seven commercial loans at fair value, with an aggregate outstanding principal balance of $49 million and an aggregate fair value of $51 million. During the three and six months ended June 30, 2014, we originated and funded senior commercial loans for $149 million and $237 million and recorded $6 million and $8 million of positive valuation adjustments on commercial loans held-for-sale through mortgage banking activities, net, a component of our consolidated income statement. At December 31, 2013, there were seven senior commercial loans at fair value, with an aggregate outstanding principal balance of $88 million and an aggregate fair value of $89 million.

Commercial Loans Held-for-Investment

Commercial Loans Held-for-Investment, at Fair Value

Commercial loans held-for-investment at fair value include certain loans we hold for investment for which we have elected the fair value option. At June 30, 2014, there were three of these commercial loans, with an aggregate outstanding principal balance of $68 million and an aggregate fair value of $71 million. During the three months ended June 30, 2014, we did not originate any commercial loans held-for-investment at fair value and recorded $2 million of positive valuation adjustments on our existing portfolio. During the six months ended June 30, 2014, we originated and funded commercial loans for $31 million and recorded $3 million of positive valuation adjustments on commercial loans held-for-investment at fair value through mortgage banking activities, net, a component of our consolidated income statement. We did not have any commercial loans held-for-investment at fair value at December 31, 2013.

Commercial Loans Held-for-Investment, at Amortized Cost

Commercial loans held-for-investment at amortized cost include loans we originate and preferred equity investments we make or, in either case, acquire from third parties. Through June 30, 2014, these loans have typically been mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 7. Commercial Loans — (continued)

The following table provides additional information for our commercial loans held-for-investment at amortized cost at June 30, 2014 and December 31, 2013.

(In Thousands)	June 30, 2014	December 31, 2013
Principal balance	$357,292	$353,331
Unamortized discount, net	(2,327)	(2,614)

Recorded investment	354,965	350,717
Allowance for loan losses	(8,317)	(7,373)

Carrying Value	$346,648	$343,344

At June 30, 2014, there were 53 commercial loans held-for-investment at amortized cost with an outstanding principal balance of $357 million and a carrying value of $347 million. During the three and six months ended June 30, 2014, we originated or acquired $6 million and $8 million of commercial loans held-for-investment at amortized cost. Of the $355 million of recorded investment in commercial loans held-for-investment at June 30, 2014, 2% was originated in 2014, 18% was originated in 2013, 43% was originated in 2012, 33% was originated in 2011, and 4% was originated in 2010.

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

(In Thousands)	June 30, 2014	December 31, 2013
Pass	$331,558	$309,792
Watch list	25,734	43,539
Workout	-	-

Total Commercial Loans Held-for-Investment	$357,292	$353,331

Activity in the Allowance for Loan Losses on Commercial Loans

The following table summarizes the activity in the allowance for commercial loan losses for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$8,028	$4,769	$7,373	$4,084
Charge-offs, net	-	-	-	-
Provision for loan losses	289	891	944	1,576

Balance at End of Period	$8,317	$5,660	$8,317	$5,660

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 7. Commercial Loans — (continued)

Commercial Loans Collectively Evaluated for Impairment

At June 30, 2014 and December 31, 2013, all of our commercial loans collectively evaluated for impairment were current. The following table summarizes the balances for loans collectively evaluated for impairment at June 30, 2014 and December 31, 2013.

(In Thousands)	June 30, 2014	December 31, 2013
Principal balance	$357,292	$353,331
Recorded investment	354,965	350,717
Related allowance	8,317	7,373

Commercial Loans Individually Evaluated for Impairment

We did not have any commercial loans individually evaluated for impairment at either June 30, 2014 or December 31, 2013.

Note 8. Real Estate Securities

We invest in mortgage-backed securities. The following table presents the fair values of our real estate securities by type at June 30, 2014 and December 31, 2013.

(In Thousands)	June 30, 2014	December 31, 2013
Trading	$173,281	$124,555
Available-for-sale	1,671,786	1,558,306

Total Real Estate Securities	$1,845,067	$1,682,861

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

Trading Securities

We elected the fair value option for certain securities and classify them as trading securities. At June 30, 2014, our trading securities included $105 million of interest-only securities, for which there is no principal balance, $62 million of senior securities and $6 million of residential subordinate securities. The unpaid principal balance of residential senior and subordinate securities classified as trading was $62 million and $15 million, respectively, at June 30, 2014. The following table presents trading securities by collateral type at June 30, 2014 and December 31, 2013.

(In Thousands)	June 30, 2014	December 31, 2013
Senior Securities
Prime	$159,311	$110,505
Non-prime	8,380	9,070

Total Senior Securities	167,691	119,575

Subordinate Securities
Prime	5,590	4,980
Non-prime	-	-

Total Subordinate Securities	5,590	4,980

Total Trading Securities	$173,281	$124,555

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 8. Real Estate Securities — (continued)

AFS Securities

The following table presents the fair value of our available-for-sale securities held at Redwood by collateral type at June 30, 2014 and December 31, 2013.

(In Thousands)	June 30, 2014	December 31, 2013
Senior Securities
Prime	$711,710	$662,306
Non-prime	192,256	193,386

Total Senior Securities	903,966	855,692

Re-REMIC Securities	192,596	176,376

Subordinate Securities
Prime	575,067	526,095
Non-prime	157	143

Total Subordinate Securities	575,224	526,238

Total AFS Securities	$1,671,786	$1,558,306

The senior securities shown above at June 30, 2014 and December 31, 2013, included $119 million and $131 million, respectively, of prime securities, and $127 million and $132 million, respectively, of non-prime securities that were financed through the Residential Resecuritization entity, as discussed in Note 4.

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

At June 30, 2014, there were $10 million of AFS residential securities with contractual maturities less than five years, $2 million of AFS residential securities with contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

The following table presents the components of carrying value (which equals fair value) of residential AFS securities at June 30, 2014 and December 31, 2013.

Carrying Value of Residential AFS Securities

June 30, 2014	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$710,620	$209,967	$223,389	$717,838	$1,861,814
Credit reserve	(5,476)	(9,697)	(17,788)	(50,315)	(83,276)
Unamortized discount, net	(37,763)	(36,387)	(89,089)	(141,054)	(304,293)

Amortized cost	667,381	163,883	116,512	526,469	1,474,245
Gross unrealized gains	45,952	28,385	76,084	54,289	204,710
Gross unrealized losses	(1,623)	(12)	-	(5,534)	(7,169)

Carrying Value	$711,710	$192,256	$192,596	$575,224	$1,671,786

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 8. Real Estate Securities — (continued)

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

The following table presents the changes for the three and six months ended June 30, 2014, in unamortized discount and designated credit reserves on residential AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on Residential AFS Securities

	Three Months Ended June 30, 2014
(In Thousands)	Credit Reserve	Unamortized Discount, Net
Beginning balance	$95,688	$303,733
Amortization of net discount	-	(10,586)
Realized credit losses	(3,973)	-
Acquisitions	257	3,246
Sales, calls, other	(476)	(584)
Impairments	264	-
Transfers to (release of) credit reserves, net	(8,484)	8,484

Ending Balance	$83,276	$304,293

	Six Months Ended June 30, 2014
(In Thousands)	Credit Reserve	Unamortized Discount, Net
Beginning balance	$116,870	$298,469
Amortization of net discount	-	(21,884)
Realized credit losses	(7,310)	-
Acquisitions	257	2,837
Sales, calls, other	(1,412)	(635)
Impairments	377	-
Transfers to (release of) credit reserves, net	(25,506)	25,506

Ending Balance	$83,276	$304,293

Residential AFS Securities with Unrealized Losses

The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at June 30, 2014 and December 31, 2013.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
June 30, 2014	$300,804	$(2,691)	$298,113	$122,012	$(4,478)	$117,534
December 31, 2013	607,030	(21,195)	585,835	19,828	(1,938)	17,890

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 8. Real Estate Securities — (continued)

At June 30, 2014, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 306 AFS securities, of which 44 were in an unrealized loss position and 16 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2013, our consolidated balance sheet included 303 AFS securities, of which 76 were in an unrealized loss position and five were in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Other-than-Temporary Impairments

Gross unrealized losses on our AFS securities were $7 million at June 30, 2014. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At June 30, 2014, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.

During the three months ended June 30, 2014, we determined that unrealized losses of $3 million related to our AFS securities were OTTI, of which $264 thousand was determined to be credit related and recorded in “Other market valuation adjustments” in our consolidated statements of income and $2.7 million was determined to be non-credit related and recorded through AOCI on our consolidated balance sheets. AFS securities on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.

The table below summarizes the significant valuation assumptions we used for our OTTI AFS securities at June 30, 2014.

Significant Valuation Assumptions

Range for Securities
June 30, 2014	Prime Securities	Non-prime
Prepayment rates	7 - 20%	10 - 10%
Loss severity	20 - 53%	35 - 35%
Projected default rate	1 - 20%	11 - 11%

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at June 30, 2014 and 2013, for which a portion of an OTTI was recognized in other comprehensive income.

Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$35,786	$45,611	$37,149	$50,852
Additions
Initial credit impairments	190	-	261	-
Subsequent credit impairments	28	-	70	-
Reductions
Securities sold, or expected to sell	(904)	(2,191)	(904)	(2,191)
Securities with no outstanding principal at period end	(844)	(746)	(2,320)	(5,987)

Balance at End of Period	$34,256	$42,674	$34,256	$42,674

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 8. Real Estate Securities — (continued)

Gross Realized Gains and Losses on AFS Securities

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Gross realized gains - sales	$992	$193	$992	$12,231
Gross realized gains - calls	-	333	987	333
Gross realized losses - sales	-	-	-	-
Gross realized losses - calls	-	-	-	-

Total Realized Gains on Sales and Calls of AFS Securities, net	$992	$526	$1,979	$12,564

Note 9. Mortgage Servicing Rights

We invest in mortgage servicing rights and contract with a licensed sub-servicer to perform all servicing functions for loans associated with our MSRs. The following table presents activity for MSRs for the three and six months ended June 30, 2014 and 2013.

MSR Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$64,971	$18,123	$64,824	$5,315
Additions	11,807	16,148	14,666	28,614
Changes in fair value due to:
Changes in assumptions (1)	(3,553)	9,506	(4,678)	10,312
Other changes (2)	(2,000)	(679)	(3,587)	(1,143)

Balance at End of Period	$71,225	$43,098	$71,225	$43,098

(1)	Primarily reflects changes in prepayment assumptions due to changes in interest rates and discount rates.
(2)	Represents changes due to realization of expected cash flows.

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we have acquired and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. The following table details the retention and purchase of MSRs during the three and six months ended June 30, 2014.

MSR Additions

(In Thousands)	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	MSR Value	Associated Principal	MSR Value	Associated Principal
Jumbo MSR additions:
From securitization	$2,186	$257,201	$2,186	$257,201
From loan Sales	-	-	488	58,793

Total jumbo MSR additions	2,186	257,201	2,674	315,994
Conforming MSR additions:
From loan sales	$7,495	$725,339	$9,302	$880,437
From purchases	2,126	213,953	2,690	273,342

Total conforming MSR additions	9,621	939,292	11,992	1,153,779

Total MSR additions	$11,807	$1,196,493	$14,666	$1,469,773

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 9. Mortgage Servicing Rights — (continued)

MSR Income

The following table presents the components of our MSR income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Servicing income, net:
Income	$4,026	$1,943	$7,624	$2,793
Late charges	38	11	73	18
Cost of sub-servicer	(288)	(234)	(603)	(412)

Net servicing income	3,776	1,720	7,094	2,399
Market valuation adjustments	(5,553)	8,827	(8,265)	9,169

Income from MSRs, Net	$(1,777)	$10,547	$(1,171)	$11,568

Note 10. Derivative Financial Instruments

The following table presents the fair value and notional amount of derivative financial instruments held by us at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets - Risk Management Derivatives
Interest rate swaps	$4	$4,000	$5,972	$268,000
TBAs	3,294	498,000	1,138	241,000
Swaptions	1,921	265,000	596	340,000
CMBX	588	25,000	-	-
Assets - Other Derivatives
Loan purchase commitments	1,707	329,914	-	360
Loan forward sale commitments	-	-	81	10,000

Total Assets	$7,514	$1,121,914	$7,787	$859,360

Liabilities - Cash Flow Hedges
Interest rate swaps	$(30,719)	$139,500	$(16,519)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(1,918)	291,500	(80)	50,500
TBAs	(5,540)	751,500	(661)	235,000
Futures	(494)	126,000	(528)	162,000
Liabilities - Other Derivatives
Loan purchase commitments	(45)	49,565	(379)	42,562
Loan forward sale commitments	(1,121)	245,905	-	-

Total Liabilities	$(39,837)	$1,603,970	$(18,167)	$629,562

Total Derivative Financial Instruments, Net	$(32,323)	$2,725,884	$(10,380)	$1,488,922

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 10. Derivative Financial Instruments — (continued)

Risk Management Derivatives

To offset, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheet, we may enter into derivative contracts. In order to manage certain risks associated with residential loans, residential securities, and commercial loans we own or plan to acquire, at June 30, 2014, we were party to swaps and swaptions with an aggregate notional amount of $560 million, TBA contracts sold with an aggregate notional amount of $1.3 billion and financial futures contracts with an aggregate notional amount of $126 million. Net market valuation adjustments on risk management derivatives were negative $25 million and positive $51 million for the six months ended June 30, 2014 and 2013, respectively.

Loan Purchase and Forward Sale Commitments

LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. Net valuation adjustments on LPCs and FSCs were positive $4 million for the three and six months ended June 30, 2014, respectively, and are reported through our consolidated statements of income in mortgage banking activities, net.

Derivatives Designated as Cash Flow Hedges

To hedge the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.

For the three months ended June 30, 2014 and 2013, designated cash flow hedges decreased in value by $5 million and increased in value by $14 million, respectively, which was recorded in accumulated other comprehensive income, a component of equity. For the six months ended June 30, 2014 and 2013, these cash flow hedges decreased in value by $14 million and increased in value by $21 million, respectively. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $30 million and $16 million at June 30, 2014 and December 31, 2013, respectively. For both of the three months ended June 30, 2014 and 2013, we reclassified less than $100 thousand of unrealized losses on derivatives to interest expense. For the six months ended June 30, 2014 and 2013, we reclassified $99 thousand and $157 thousand, respectively, of unrealized losses on derivatives to interest expense. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated income statements, over the remaining life of the hedge liabilities.

The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and six months ended June 30, 2014 and 2013.

Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Net interest expense on cash flow interest rate agreements	$(1,490)	$(1,470)	$(2,978)	$(2,934)
Realized income (expense) due to ineffective portion of hedges	-	-	-	-
Realized net losses reclassified from other comprehensive income	(39)	(69)	(99)	(157)

Total Interest Expense	$(1,529)	$(1,539)	$(3,077)	$(3,091)

Derivative Counterparty Credit Risk

We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties that is not a clearinghouse must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements or other similar agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review non-clearinghouse derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 10. Derivative Financial Instruments — (continued)

action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA or other agreements with us; or (ii) do not meet internally established guidelines regarding creditworthiness. Our ISDA and similar agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. With respect to certain of our derivatives, clearing and settlement is through one or more clearinghouses, which may be substituted as a counterparty. Clearing and settlement of derivative transactions through a clearinghouse is also intended to reduce specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments.

At June 30, 2014, we were in compliance with ISDA and similar agreements governing our open derivative positions. We assessed the risk associated with these counterparties as remote and did not record a specific valuation adjustment.

Note 11. Other Assets and Liabilities

Other assets at June 30, 2014 and December 31, 2013, are summarized in the following table.

Other Assets

(In Thousands)	June 30, 2014	December 31, 2013
Margin receivable	$58,455	$31,149
Investment receivable	3,142	8,923
Other pledged collateral	5,000	5,000
REO	3,323	3,661
Prepaid expenses	1,576	1,850
Fixed assets and leasehold improvements	1,754	1,232
Income tax receivables	2,902	170
Other	1,612	1,655

Total Other Assets	$77,764	$53,640

Margin receivable resulted from margin calls from our swap, master repurchase agreements, and warehouse facilities counterparties that required us to post collateral.

The carrying value of REO at June 30, 2014, was $3 million, which includes the net effect of $2 million related to transfers into REO during the first six months of 2014, offset by $2 million of REO liquidations. At June 30, 2014 and December 31, 2013, there were 20 REO properties recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at June 30, 2014 and December 31, 2013 are summarized in the following table.

(In Thousands)	June 30, 2014	December 31, 2013
Accrued compensation	$9,830	$22,160
Legal reserve	12,000	12,000
Derivative margin payable	2,063	4,700
Accrued operating expenses	3,913	4,291
Residential repurchase reserve	2,477	1,771
Income tax payable	1,160	1,337
Unsettled trades	4,420	-
Other	6,360	2,445

Total Other Liabilities	$42,223	$48,704

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 11. Other Assets and Liabilities — (continued)

See Note 15 for additional information on the legal and residential repurchase reserves.

Note 12. Short-Term Debt

We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At June 30, 2014, we had outstanding agreements with 15 counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

The table below summarizes the facilities that are available to us and the balances of short-term debt at June 30, 2014 and December 31, 2013 by the type of collateral securing the debt.

	June 30, 2014
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	5	$852,267	$1,400,000	7/2014-4/2015
Commercial loans	1	12,413	100,000	4/2015
Real estate securities	9	853,750	-	7/2014-9/2014

Total	15	$1,718,430

	December 31, 2013
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	5	$184,789	$1,400,000	1/2014 - 12/2014
Commercial loans	1	-	100,000	4/2014
Real estate securities	7	677,974	-	1/2014 - 2/2014

Total	13	$862,763

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At June 30, 2014, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date. The fair value of residential loans, commercial loans, and real estate securities pledged as collateral was $954 million, $17 million, and $1.03 billion, respectively, at June 30, 2014. For the three and six months ended June 30, 2014, the average balance of short-term debt was $1.3 billion and $1.2 billion, respectively. At June 30, 2014 and December 31, 2013, accrued interest payable on short-term debt was $1.4 million and less than $1 million, respectively.

We also maintain a $10 million committed line of credit with one financial institution, which is secured by our pledge of certain mortgage-backed securities we own. At both June 30, 2014 and December 31, 2013, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 12. Short-Term Debt — (continued)

Characteristics of Short-Term Debt

The table below summarizes short-term debt by weighted average interest rates and by collateral type at June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
(Dollars in Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Collateral Type
Residential loan collateral	$852,267	1.72%	138	$184,789	1.71%	228
Commercial loan collateral	12,413	2.40%	300	-	-	-
Real estate securities collateral	853,750	1.31%	16	677,974	1.34%	15

Total Short-Term Debt	$1,718,430	1.52%	78	$862,763	1.42%	61

Remaining Maturities of Short-Term Debt

The following table presents the remaining maturities of short-term debt at June 30, 2014 and December 31, 2013.

(In Thousands)	June 30, 2014	December 31, 2013
Within 30 days	$1,069,160	$659,262
31 to 90 days	186,227	54,434
Over 90 days	463,043	149,067

Total Short-Term Debt	$1,718,430	$862,763

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 13. Asset-Backed Securities Issued — (continued)

The carrying values of ABS issued by consolidated securitization entities we sponsored at June 30, 2014 and December 31, 2013, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	June 30, 2014
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,565,943	$69,709	$144,700	$1,780,352
Interest-only certificates	2,605	-	-	2,605
Unamortized discount	(14,879)	-	-	(14,879)

Total ABS Issued	$1,553,669	$69,709	$144,700	$1,768,078

Range of weighted average interest rates, by series	0.11% to 4.25%	2.21%	5.62%
Stated maturities	2014 -2047	2046	2018
Number of series	24	1	1

	December 31, 2013
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,708,324	$94,934	$153,693	$1,956,951
Interest-only certificates	3,400	-	-	3,400
Unamortized discount	(17,389)	-	-	(17,389)

Total ABS Issued	$1,694,335	$94,934	$153,693	$1,942,962

Range of weighted average interest rates, by series	0.24% to 4.23%	2.21%	5.62%
Stated maturities	2014 - 2047	2046	2018
Number of series	24	1	1

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its contractual maturity. At June 30, 2014, $1.75 billion of ABS issued ($1.76 billion principal balance) had contractual maturities beyond five years and $19 million of ABS issued ($19 million principal balance) had contractual maturities of less than one year. Amortization of Sequoia, Commercial Securitization, and Residential Resecuritization deferred ABS issuance costs was $1 million and $2 million for the six months ended June 30, 2014 and 2013, respectively. The following table summarizes the accrued interest payable on ABS issued at June 30, 2014 and December 31, 2013. Interest due on consolidated ABS issued is payable monthly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	June 30, 2014	December 31, 2013
Sequoia	$1,078	$1,218
Residential Resecuritization	17	11
Commercial Securitization	678	720

Total Accrued Interest Payable on ABS Issued	$1,773	$1,949

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 13. Asset-Backed Securities Issued — (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at June 30, 2014 and December 31, 2013.

Collateral for Asset-Backed Securities Issued

	June 30, 2014
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,616,504	$-	$-	$1,616,504
Commercial loans	-	-	254,615	254,615
Real estate securities	-	245,853	-	245,853
Restricted cash	145	-	138	283
Accrued interest receivable	2,391	549	1,826	4,766
REO	3,323	-	-	3,323

Total Collateral for ABS Issued	$1,622,363	$246,402	$256,579	$2,125,344

	December 31, 2013
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,762,167	$-	$-	$1,762,167
Commercial loans	-	-	257,741	257,741
Real estate securities	-	263,204	-	263,204
Restricted cash	152	-	137	289
Accrued interest receivable	2,714	627	1,975	5,316
REO	3,661	-	-	3,661

Total Collateral for ABS Issued	$1,768,694	$263,831	$259,853	$2,292,378

Note 14. Long-Term Debt

Commercial Borrowings

At June 30, 2014, we had one commercial loan repurchase facility with an outstanding balance of $53 million and a total borrowing limit of $150 million, with a remaining maturity of 15 months. Borrowings under this facility are generally charged interest based on a specified margin over the one-month LIBOR interest rate. For both the three and six months ended June 30, 2014, the average balance of this commercial borrowing was $51 million. The fair value of commercial loans pledged as collateral was $85 million at June 30, 2014. The interest expense yield on this borrowing was 5.45% for the six months ended June 30, 2014. At December 31, 2013, there was an outstanding balance of $49 million on this warehouse facility.

At June 30, 2014, we were in compliance with all of the covenants related to our commercial loan repurchase facility.

Commercial Secured Borrowing

At June 30, 2014, we had commercial secured borrowings of $67 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We bifurcated certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 14. Long-Term Debt — (continued)

Convertible Notes

In March 2013, we issued $287.5 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest distributions at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. Including amortization of deferred securities issuance costs, the interest expense yield on our convertible notes was 5.44% and 5.42% for the three and six months ended June 30, 2014, respectively. At June 30, 2014, the accrued interest payable balance on this debt was $3 million.

At June 30, 2014, our convertible senior notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these convertible senior notes by a holder, the holder will receive shares of our common stock.

Trust Preferred Securities and Subordinated Notes

At June 30, 2014, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. The interest expense yield on both our trust preferred securities and subordinated notes was 2.55% and 2.65% for the six months ended June 30, 2014 and 2013, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on both our trust preferred securities and subordinated notes was 6.87% and 6.89% for the six months ended June 30, 2014 and 2013, respectively.

At both June 30, 2014 and December 31, 2013, the accrued interest payable balance on our trust preferred securities and subordinated notes was less than $1 million. Under the terms of this long-term debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this long-term debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this long-term debt.

Note 15. Commitments and Contingencies

Lease Commitments

At June 30, 2014, we were obligated under seven non-cancelable operating leases with expiration dates through 2021 for $14 million. Operating lease expense was $1 million and less than $1 million for the six months ended June 30, 2014 and 2013, respectively.

The following table presents our future lease commitments at June 30, 2014.

Future Lease Commitments by Year

(In Thousands)	June 30, 2014
2014 (6 months)	$1,470
2015	2,997
2016	2,766
2017	2,811
2018	1,756
2019 and thereafter	2,611

Total	$14,411

Loss Contingencies — Residential Repurchase Reserve

We maintain a repurchase reserve for potential obligations arising from representation and warranty violations related to the residential loans we have sold to securitization trusts or third parties. We do not originate residential loans and we believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 15. Commitments and Contingencies — (continued)

companies from whom we acquired the loans. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation.

At June 30, 2014, our repurchase reserve associated with our residential loans was $2.5 million. This liability is recorded in accrued expenses and other liabilities in our consolidated balance sheets and the provision for repurchase losses is included in mortgage banking activities, net in our consolidated statements of income. We did not receive any repurchase requests for either of the six months ended June, 2014 and 2013, and we did not repurchase any loans during those periods.

Loss Contingencies — Litigation

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of June 30, 2014, the FHLB-Seattle has received approximately $115.3 million of principal and $11.0 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of June 30, 2014, Schwab has received approximately $12.8 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. SRF has denied Schwab’s allegations. This case is in discovery, and no trial date has been set. We intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various RMBS sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 15. Commitments and Contingencies — (continued)

Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, as of June 30, 2014, the FHLB Chicago has received approximately $73.6 million of principal and $24.6 million of interest payments in respect of this Chicago Certificate. The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, as of June 30, 2014, the FHLB Chicago has received approximately $263.7 million of principal and $83.0 million of interest payments in respect of this Chicago Certificate. SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. This case is in discovery, and no trial date has been set. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters were also named as defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At June 30, 2014, the aggregate amount of loss contingency reserves established in respect of the three above-referenced litigation matters was $12 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 16. Equity

The following table provides a summary of changes to accumulated other comprehensive income by component for the three and six months ended June 30, 2014 and 2013.

Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$185,275	$(24,623)	$183,603	$(40,720)
Other comprehensive income (loss) before reclassifications	12,721	(5,401)	(38,012)	13,585
Amounts reclassified from other accumulated comprehensive income	(454)	39	(242)	69

Net current-period other comprehensive (loss) income	12,267	(5,362)	(38,254)	13,654

Balance at End of Period	$197,542	$(29,985)	$145,349	$(27,066)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 16. Equity — (continued)

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$164,654	$(15,888)	$186,580	$(48,248)
Other comprehensive income (loss) before reclassifications	33,229	(14,196)	(28,982)	21,025
Amounts reclassified from other accumulated comprehensive income	(341)	99	(12,249)	157

Net current-period other comprehensive (loss) income	32,888	(14,097)	(41,231)	21,182

Balance at End of Period	$197,542	$(29,985)	$145,349	$(27,066)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for three and six months ended June 30, 2014 and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income

	Affected Line Item in the Income Statement	Amount reclassified from accumulated other comprehensive income Three Months Ended June 30,
(In Thousands)		2014	2013
Net realized gains (losses) on AFS securities
Other than temporary impairment	Other market valuations, net	$264	$(133)
Gain on sale of AFS securities	Realized gains, net	(718)	(109)

		$(454)	$(242)

Net realized gains on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$39	$69

		$39	$69

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 16. Equity — (continued)

	Affected Line Item in the Income Statement	Amount reclassified from accumulated other comprehensive income Six Months Ended June 30,
(In Thousands)		2014	2013
Net realized gains (losses) on AFS securities
Other than temporary impairment	Other market valuations, net	$377	$(124)
Gain on sale of AFS securities	Realized gains, net	(718)	(12,125)

		$(341)	$(12,249)

Net realized gains on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$99	$157

		$99	$157

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the three and six months ended June 30, 2014 and 2013.

Basic and Diluted Earnings Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2014	2013	2014	2013
Basic Earnings Per Common Share:
Net income attributable to Redwood	$16,017	$65,573	$28,350	$126,183
Less: Dividends and undistributed earnings allocated to participating securities	(537)	(1,830)	(1,239)	(3,819)

Net income allocated to common shareholders	$15,480	$63,743	$27,111	$122,364

Basic weighted average common shares outstanding	82,740,012	82,123,823	82,575,636	81,729,014
Basic Earnings Per Common Share	$0.19	$0.78	$0.33	$1.50

Diluted Earnings Per Common Share:
Net income attributable to Redwood	$16,017	$65,573	$28,350	$126,183
Less: Dividends and undistributed earnings allocated to participating securities	(537)	(1,175)	(1,239)	(2,527)
Add back: Interest expense on convertible notes	-	3,856	-	4,933

Net income allocated to common shareholders	$15,480	$68,254	$27,111	$128,589

Weighted average common shares outstanding	82,740,012	82,123,823	82,575,636	81,729,014
Net effect of dilutive equity awards	2,292,986	2,222,440	2,418,685	2,274,311
Net effect of assumed convertible notes conversion to common shares	-	11,825,450	-	7,644,075

Diluted weighted average common shares outstanding	85,032,998	96,171,713	84,994,321	91,647,400

Diluted Earnings Per Common Share	$0.18	$0.71	$0.32	$1.40

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 16. Equity — (continued)

For the three and six months ended June 30, 2014, there were 2,292,986 and 2,418,685 of dilutive equity awards, respectively, determined under the two-class method. For the three and six months ended June 30, 2013, there were 2,222,440 and 2,274,311 of dilutive equity awards, respectively, determined under the two-class method. We included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances. For the three and six months ended June 30, 2013, common shares related to the assumed conversion of the convertible notes, totaling 11,825,450 and 7,644,075, respectively, were included in the calculation of diluted earnings per share.

For the three and six months ended June 30, 2014, 11,825,450 common shares related to the assumed conversion of the convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three months ended June 30, 2014 and 2013, the number of outstanding equity awards that were antidilutive totaled 61,580 and 255,529 respectively, under the two-class method. For the six months ended June 30, 2014 and 2013, the number of outstanding equity awards that were antidilutive totaled 70,508 and 271,392 respectively, under the two-class method. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the six months ended June 30, 2014, there were no shares acquired under the plan. At June 30, 2014, there remained 4,005,985 shares available for repurchase under this plan.

Note 17. Equity Compensation Plans

At June 30, 2014 and December 31, 2013, 2,608,264 and 1,683,956 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $17 million at June 30, 2014, as shown in the following table.

	Six Months Ended June 30, 2014
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$-	$1,869	$13,044	5,817	-	20,730
Equity grants	-	30	1,128	-	215	1,373
Equity grant forfeitures	-	(154)	(150)	-	-	(304)
Equity compensation expense	-	(349)	(3,234)	(1,464)	(107)	(5,154)

Unrecognized Compensation Cost at End of Period	$-	$1,396	$10,788	$4,353	$108	$16,645

At June 30, 2014, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

At June 30, 2014 and December 31, 2013, there were 57,514 and 79,535 fully vested stock options outstanding, respectively. There was no aggregate intrinsic value for the options outstanding and exercisable at June 30, 2014. For both the six months ended June 30, 2014 and 2013, there were no stock options exercised. For the six months ended June 30, 2014, 22,021 stock options expired.

Restricted Stock

At June 30, 2014 and December 31, 2013, there were 112,418 and 166,941 shares, respectively, of restricted stock awards outstanding. Restrictions on these shares lapse through 2018. There were no restricted stock awards granted during the six months ended June 30 2014.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 17. Equity Compensation Plans — (continued)

Deferred Stock Units (“DSUs”)

At June 30, 2014 and December 31, 2013, there were 2,033,771 and 2,266,473 DSUs outstanding, respectively, of which 1,224,122 and 1,263,420, respectively, had vested. There were 139,147 DSUs granted during the six months ended June 30, 2014. During the six months ended June 30, 2014, there were 7,870 DSUs forfeited related to employee departures. During the six months ended June 30, 2014, there were 363,980 DSU distributions and cash distributions of less than $1 million to participants in the EDCP. Unvested DSUs at June 30, 2014 vest through 2018.

Performance Stock Units (“PSUs”)

At both June 30, 2014 and December 31, 2013, the target number of PSUs that were unvested was 779,871. PSUs do not vest until the third anniversary of their grant date, with the level of vesting at that time contingent on total stockholder return (defined as the change in our common stock price plus dividends paid on our common stock relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest during 2014 and in future years will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period. During the six months ended June 30, 2014, 351,640 shares of common stock underlying vested PSUs were distributed.

Employee Stock Purchase Plan

The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. At June 30, 2014 and December 31, 2013, 257,921 and 243,020 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

Note 18. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in our consolidated income statements for the three and six months ended June 30, 2014 and 2013.

Components of Mortgage Banking Activities, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Residential mortgage banking activities:
Changes in fair value of:
Residential loans, at fair value	$13,375	$(41,405)	$20,403	$(6,535)
Sequoia IO securities	(8,810)	36,336	(13,087)	38,265
Risk management derivatives (1)	(7,858)	46,621	(12,136)	48,508
Loan purchase and forward sale commitments	3,582	-	3,590	-
Other fees	1,040	738	1,495	1,276

Total residential mortgage banking activities:	1,329	42,290	265	81,514

Commercial mortgage banking activities:
Changes in fair value of:
Commercial loans, at fair value	5,714	(345)	9,340	(345)
Risk management derivatives (1)	(815)	2,924	(3,619)	2,059
Other fees	82	-	93	1
Net gains on commercial loan originations and sales	-	3,854	-	11,031

Total commercial mortgage banking activities:	4,981	6,433	5,814	12,746

Mortgage Banking Activities, Net	$6,310	$48,723	$6,079	$94,260

(1)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential and commercial loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 19. Operating Expenses

Components of our operating expenses for the three and six months ended June 30, 2014 and 2013 are presented in the following table.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Fixed compensation expense	$6,872	$6,080	$13,664	$11,716
Variable compensation expense	3,021	3,960	5,752	8,797
Equity compensation expense	2,824	3,396	5,154	5,883
Severance expense	222	3,366	222	3,434

Total compensation expense	12,939	16,802	24,792	29,830
Systems and consulting	3,977	2,318	7,443	4,060
Accounting and legal	1,183	805	2,816	3,052
Office costs	1,170	827	2,155	1,615
Corporate costs	558	528	1,111	1,037
Other operating expenses	2,455	3,150	3,937	5,022

Total Operating Expenses	$22,282	$24,430	$42,254	$44,616

Note 20. Taxes

For the six months ended June 30, 2014 and 2013, we recognized a benefit for income taxes of $2 million and a provision of $14 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at June 30, 2014 and 2013.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	June 30, 2014	June 30, 2013
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(2.5) %	(8.3) %
Change in valuation allowance	1.2%	(12.2) %
Dividends paid deduction	(45.5) %	(10.7) %

Effective Tax Rate	(5.6) %	10.0%

The negative effective tax rate for the six months ended June 30, 2014, primarily resulted from a benefit from income taxes recorded against a GAAP loss generated at our taxable REIT subsidiaries, while GAAP income generated at the REIT, for which no material tax provision was recorded due to the dividends paid deduction available to us, exceeded the loss at the taxable REIT subsidiaries.

We assessed our tax positions for all open tax years (Federal — years 2010 to 2014, State — years 2009 to 2014) and, at June 30, 2014 and December 31, 2013, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

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

Our residential mortgage banking segment primarily consists of operating a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale through securitization or as whole loans. Jumbo loans we acquire are typically sold through private-label securitization through our Sequoia securitization program or to institutions that acquire pools of whole loans. Conforming loans we acquire are generally sold to the Agencies. Our residential loan acquisitions are usually made on a flow basis, after origination by banks or mortgage companies, and are periodically augmented by bulk acquisitions. Our acquisition and accumulation of residential loans is generally funded with equity and short-term debt. This segment also includes various derivative financial instruments and IO securities retained from our Sequoia securitizations that we utilize to manage certain risks associated with residential loans we acquire. Our residential mortgage banking segment’s main source of revenue is mortgage banking income, which includes valuation increases (or gains) on the loans we acquire for sale or securitization as well as valuation changes in associated derivatives and IO securities that are used in part to manage risks associated with our mortgage banking activities. Additionally, this segment may generate interest income on loans held for future sale or securitization and interest income from IO securities. Interest expense on short-term debt used to fund the purchase of residential loans, direct operating expenses and tax provisions associated with these activities are also included in the residential mortgage banking segment.

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

Our commercial mortgage banking and investments segment consists of our commercial mortgage banking operations as well as our portfolio of held-for-investment commercial real estate loans. We operate as a commercial real estate lender by originating mortgage loans and providing other forms of commercial real estate financing. This may include senior or subordinate mortgage loans, mezzanine loans, and other forms of financing, such as preferred equity interests in special purpose entities that own commercial real estate. We typically sell the senior loans we originate to third parties for securitization and the mezzanine and subordinate loans we originate are generally held for investment. This segment also includes derivative financial instruments that we utilize to manage certain risks associated with our commercial loan origination activity. Our commercial mortgage banking and investments segment’s main sources of revenue are interest income from our commercial loan investments as well as income from mortgage banking activities, which includes valuation increases (or gains) on the senior commercial loans we originate for sale as well as valuation changes in associated derivatives that are used to manage risks associated with our mortgage banking activities. Interest expense from our Commercial Securitization and from short-term and long-term debt used to fund the purchase of commercial loans as well as operating expenses and tax provisions associated with these activities are also included in the commercial mortgage banking and investments segment.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 21. Segment Information — (continued)

The following tables present financial information by segment for the three and six months ended June 30, 2014 and 2013.

Business Segment Financial Information

	Three Months Ended June 30, 2014
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$12,438	$27,924	$11,217	$6,414	$57,993
Interest expense	(2,161)	(3,116)	(4,404)	(11,470)	(21,151)

Net interest income (loss)	10,277	24,808	6,813	(5,056)	36,842
Reversal of provision (provision) for loan losses	-	-	(289)	604	315
Mortgage banking activities, net	1,329	-	4,981	-	6,310
MSR income (loss), net	-	(1,777)	-	-	(1,777)
Other market valuation adjustments, net	13	(3,788)	-	(346)	(4,121)
Realized gains, net	-	992	-	71	1,063
Operating expenses	(9,501)	(770)	(2,180)	(9,831)	(22,282)
(Provision for) benefit from income taxes	259	149	(750)	9	(333)

Segment Contribution	$2,377	$19,614	$8,575	$(14,549)

Net Income					$16,017

Non-cash amortization income (expense)	(36)	10,586	(215)	(2,073)	8,262

	Three Months Ended June 30, 2013
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$15,158	$24,015	$9,623	$8,923	$57,719
Interest expense	(3,020)	(2,553)	(2,560)	(13,283)	(21,416)

Net interest income (loss)	12,138	21,462	7,063	(4,360)	36,303
Reversal of provision (provision) for loan losses	-	-	(891)	4,163	3,272
Mortgage banking activities, net	42,290	-	6,433	-	48,723
MSR income (loss), net	-	10,547	-	-	10,547
Other market valuation adjustments, net	38	(5,738)	-	(558)	(6,258)
Realized gains, net	-	526	-	30	556
Operating expenses	(6,053)	(1,956)	(2,654)	(13,767)	(24,430)
(Provision for) benefit from income taxes	(2,409)	(1,236)	(495)	1,000	(3,140)

Segment Contribution	$46,004	$23,605	$9,456	$(13,492)

Net Income					$65,573

Non-cash amortization income (expense)	(13)	8,066	(224)	(2,084)	5,745

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 21. Segment Information — (continued)

	Six Months Ended June 30, 2014
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$23,104	$55,519	$21,601	$13,245	$113,469
Interest expense	(3,482)	(5,966)	(7,708)	(23,055)	(40,211)

Net interest income (loss)	19,622	49,553	13,893	(9,810)	73,258
Provision for loan losses	-	-	(944)	(23)	(967)
Mortgage banking activities, net	265	-	5,814	-	6,079
MSR income (loss), net	-	(1,171)	-	-	(1,171)
Other market valuation adjustments, net	11	(9,746)	-	(525)	(10,260)
Realized gains, net	-	1,979	-	176	2,155
Operating expenses	(16,595)	(1,865)	(4,806)	(18,988)	(42,254)
(Provision for) benefit from income taxes	94	1,676	(395)	135	1,510

Segment Contribution	$3,397	$40,426	$13,562	$(29,035)

Net Income					$28,350

Non-cash amortization income (expense)	(88)	21,833	(388)	(4,019)	17,338

	Six Months Ended June 30, 2013
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$24,914	$47,533	$19,794	$19,002	$111,243
Interest expense	(5,130)	(5,219)	(5,368)	(24,001)	(39,718)

Net interest income (loss)	19,784	42,314	14,426	(4,999)	71,525
Reversal of provision (provision) for loan losses	-	-	(1,576)	2,809	1,233
Mortgage banking activities, net	81,514	-	12,746	-	94,260
MSR income (loss), net	-	11,568	-	-	11,568
Other market valuation adjustments, net	78	(6,308)	-	(331)	(6,561)
Realized gains, net	-	12,564	210	49	12,823
Operating expenses	(10,691)	(3,539)	(5,850)	(24,536)	(44,616)
(Provision for) benefit from income taxes	(11,314)	(1,661)	(1,718)	644	(14,049)

Segment Contribution	$79,371	$54,938	$18,238	$(26,364)

Net Income					$126,183

Non-cash amortization income (expense)	(119)	15,646	(411)	(3,381)	11,735

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 21. Segment Information — (continued)

The following tables present the components of Corporate/Other for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014			2013
(In Thousands)	Legacy Consolidated VIEs	Other	Total	Legacy Consolidated VIEs	Other	Total
Interest income	$6,411	$3	$6,414	$8,786	$137	$8,923
Interest expense	(5,240)	(6,230)	(11,470)	(6,728)	(6,555)	(13,283)

Net interest income (loss)	1,171	(6,227)	(5,056)	2,058	(6,418)	(4,360)
Reversal of provision for loan losses	604	-	604	4,163	-	4,163
Mortgage banking activities, net	-	-	-	-	-	-
MSR income, net	-	-	-	-	-	-
Other market valuation adjustments, net	(321)	(25)	(346)	(558)	-	(558)
Realized gains, net	71	-	71	30	-	30
Operating expenses	(42)	(9,789)	(9,831)	(73)	(13,694)	(13,767)
Benefit from income taxes	-	9	9	-	1,000	1,000

Total	$1,483	$(16,032)	$(14,549)	$5,620	$(19,111)	$(13,492)

Non-cash amortization expense	(1,432)	(641)	(2,073)	(1,561)	(523)	(2,084)

	Six Months Ended June 30,
	2014			2013
(In Thousands)	Legacy Consolidated VIEs	Other	Total	Legacy Consolidated VIEs	Other	Total
Interest income	$13,240	$5	$13,245	$18,853	$149	$19,002
Interest expense	(10,699)	(12,356)	(23,055)	(13,997)	(10,004)	(24,001)

Net interest income (loss)	2,541	(12,351)	(9,810)	4,856	(9,855)	(4,999)
Reversal of provision (provision) for loan losses	(23)	-	(23)	2,809	-	2,809
Mortgage banking activities, net	-	-	-	-	-	-
MSR income), net	-	-	-	-	-	-
Other market valuation adjustments, net	(464)	(61)	(525)	(331)	-	(331)
Realized gains, net	176	-	176	49	-	49
Operating expenses	(94)	(18,894)	(18,988)	(107)	(24,429)	(24,536)
Benefit from income taxes	-	135	135	-	644	644

Total	$2,136	$(31,171)	$(29,035)	$7,276	$(33,640)	$(26,364)

Non-cash amortization expense	(2,795)	(1,224)	(4,019)	(2,664)	(717)	(3,381)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 21. Segment Information — (continued)

The following table presents supplemental information by segment at June 30, 2014 and December 31, 2013.

Supplemental Disclosures

(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
June 30, 2014
Residential loans, held-for-sale	$1,107,877	$-	$-	$-	$1,107,877
Residential loans, held-for-investment	-	-	-	1,616,504	1,616,504
Commercial loans	-	-	468,766	-	468,766
Real estate securities	159,311	1,685,756	-	-	1,845,067
Mortgage servicing rights	-	71,225	-	-	71,225
Total assets	1,291,983	1,774,525	474,821	1,837,221	5,378,550

December 31, 2013
Residential loans, held-for-sale	$404,267	$-	$-	$-	$404,267
Residential loans, held-for-investment	-	-	-	1,762,167	1,762,167
Commercial loans	-	-	432,455	-	432,455
Real estate securities	110,505	1,572,356	-	-	1,682,861
Mortgage servicing rights	-	64,824	-	-	64,824
Total assets	531,092	1,655,209	439,139	1,983,088	4,608,528

Note 22. Subsequent Events

At June 30, 2014, we had identified for purchase $1.6 billion of jumbo residential mortgage loans that were in various stages of the origination process with third-party originators. Some of these loans may not ultimately close and, therefore, would not be available for purchase. Since June 30, 2014, and through August 3, 2014, $643 million of these loans closed and were purchased by us. We expect the purchase of an additional amount of these loans to occur during the third quarter of 2014, subject to loan availability and delivery.

On July 16, 2014, RWT Financial, LLC (RWT Financial), a wholly-owned subsidiary of Redwood Trust, Inc., and the Federal Home Loan Bank of Chicago (“FHLBC”) entered into an Advances, Collateral Pledge, and Security Agreement (“Advances Agreement”). The Advances Agreement governs the terms and conditions under which RWT Financial may incur borrowings, also referred to as “advances”, from time to time, from the FHLBC secured by residential and commercial mortgage loans, and agency and private-label residential mortgage backed securities held at RWT Financial. As of the date of this report, there was $26 million of variable-rate advances outstanding (secured by residential mortgage loans) with a weighted average interest rate of 0.186% and a weighted average maturity of 2 years, as further described in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 1, Financial Statements of this Quarterly Report on Form 10-Q and in Item 8, Financial Statements in our most recent Annual Report on Form 10-K, as well as the sections entitled “Risk Factors” in Item 1A of our most recent Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as other cautionary statements and risks described elsewhere in this report and our most recent Annual Report on Form 10-K. The discussion in this financial review contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, such as those discussed in the Cautionary Statement below.

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

Our Business

Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on investing in mortgage- and other real estate-related assets and engaging in residential and commercial mortgage banking activities. We seek to invest in real estate- related assets that have the potential to generate attractive cash flow returns over time and to generate income through our residential and commercial mortgage banking activities. We operate our business in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments. A description of these segments can be found in Note 21 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Consolidated Securitization Entities

We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of certain Sequoia securitization entities we have sponsored for financial reporting purposes. However, each of these entities is independent of Redwood and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold. We refer to certain of these securitization entities as “Legacy Consolidated Entities,” and where applicable, in analyzing our results of operations we distinguish results from current operations “at Redwood” and, from Legacy Consolidated Entities.

During the third quarter of 2011, we engaged in a transaction in which we resecuritized a pool of senior residential securities (the “Residential Resecuritization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion the residential securities we hold in our investment portfolio at the REIT. Similarly, during the fourth quarter of 2012, we engaged in a transaction in which we securitized a pool of commercial loans (the “Commercial Securitization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion of the commercial loans we hold in our investment portfolio at the REIT. In analyzing our results of operations, the Commercial Securitization and Residential Resecuritization are included in our results at Redwood as we view these transactions as a form of financing.

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

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency of private label securitization as a form of mortgage financing; (ii) statements we make regarding the “three levers” that we expect to drive higher earnings and investment creation in our residential business; (iii) statements we make regarding our new business relationships with the Federal Home Loan Bank of Chicago (FHLBC), including our belief that these relationships will add new sellers and broaden the reach of our loan acquisition efforts by positioning us to acquire high balance residential loans from up to approximately 750 Federal Home Loan Bank members and provide us with access to collateralized financing for mortgage loans and securities, our expectations regarding the timing for commencing the acquisition program, our statements relating to quantifying the acquisition opportunity, and statements related to potential uses for the financing that may be available from the FHBLC; (iv) statements we make regarding the potential for long-term growth and profitability in our conforming loan business, including our belief that it is a sound business decision to invest and build to position ourselves for the future, our belief that the pressure on margins that is broadly impacting the residential mortgage industry will gradually correct, as market capacity and pricing move back in line with origination volumes, our belief that we can improve our conforming loan sale margins by increasing loan purchase volumes and better leveraging the cost of our operating infrastructure, our belief that our conforming loan business also opens up opportunities to invest in retained servicing and potentially in credit risk transfers with Fannie Mae and Freddie Mac, and our statement that we are optimistic about reaching our goal of acquiring $1 billion of conforming loans per month by the end of 2014; (v) statements we make regarding the outlook for our commercial business, including our positioning to benefit from both an expanding economy and a substantial wave of maturing commercial loans that will need to be refinanced over the next few years, our belief that we are currently on track to exceed last year’s origination volume and achieve our annual origination goal for commercial loans in 2014, while maintaining healthy margins, and our expectation to contribute approximately $300 million of senior loans to a third-party CMBS transaction in September; (vi) statements we make regarding the outlook for the mortgage market, including expectations relating to residential loan originations in 2014; (vii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we have identified for purchase during the second quarter of 2014 and at June 30, 2014, statements relating to expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, and statements relating to our estimate of the net market valuation adjustment associated with loans identified for purchase; (viii) statements relating to our estimate of our investment capacity (including that we estimate our investment capacity at June 30, 2014 to be approximately $62 million), our statement that we may need to source additional capital prior to the end of 2014, and our expectations relating to our ability to source capital internally, by selling or financing existing investments, and externally, via the issuance of convertible debt or common equity, other debt securities, or similar or other types of securities in public or private offerings; (ix) statements we make regarding our dividend policy and our process for determining dividends; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $40 million of tax credit losses on residential securities we currently own to be realized over an estimated three- to five-year period).

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

OVERVIEW

Business Update

During the second quarter, we continued to make measurable progress in actively managing, investing and positioning our residential and commercial businesses for long-term growth and to build sustainable franchise value.

We believe that the “three levers” that will drive higher earnings and investment creation in our residential business are (i) increasing the types of mortgage loan products we acquire, (ii) increasing the number of counterparties from whom we acquire mortgage loans (we refer to these counterparties as loan sellers), and (iii) increasing our options for the ultimate disposition of the loans we acquire (e.g., whole loan sales or securitization). We made significant progress on all of these fronts during the second quarter, including the recent announcement of our new business relationships with the Federal Home Loan Bank of Chicago (“FHLBC”). We believe one of these relationships will add new loan sellers and broaden the reach of our loan acquisition efforts by positioning us to acquire high balance residential loans from up to approximately 750 Federal Home Loan Bank members that participate in the FHLBC’s Mortgage Partnership Finance® Program. The other relationship is through our wholly-owned subsidiary, RWT Financial LLC, which has become a member of the FHLBC. This relationship provides RWT Financial with access to collateralized financing for mortgage loans and securities, while contributing to the Federal Home Loan Bank system’s mission of funding residential mortgage lending.

Despite improvements in key growth metrics, our near-term quarterly earnings remain under pressure and are lagging the progress we see in our operations. The earnings from our commercial mortgage banking business and our investment portfolio continue to be in line with, or ahead of, our expectations. The primary earnings pressure we face currently relates to our residential mortgage banking business. While our established jumbo loan mortgage banking activities continue to produce healthy returns, our expansion into conforming loan mortgage banking activities is being impacted, in particular, by two significant factors. First, industrywide gain-on-sale margins for conforming loans remain under pressure as refinance origination volumes decrease. Second, we are incurring upfront costs as we build our operations and systems to facilitate long-term growth and profitability. As a result, our conforming loan sale margins are near break-even before taking into account related personnel and overhead expenses. Although this expansion has placed near-term pressure on earnings, overall, we think it is a sound business decision to invest and build to position ourselves for the future.

Ultimately, we believe the pressure on margins that is broadly impacting the residential mortgage industry will gradually correct, as market capacity and pricing move back in line with origination volumes. Additionally, we believe we can improve our conforming loan sale margins by increasing loan purchase volumes and better leveraging the cost of our operating infrastructure. Our conforming loan business also opens up opportunities to invest in retained servicing and potentially in credit risk transfers with Fannie Mae and Freddie Mac (the “Agencies”).

In our commercial mortgage banking business, we continue to build our brand as a provider of senior and mezzanine financing for a variety of stabilized property types. We have an experienced commercial team that is performing well in terms of its growth metrics and its contribution to earnings, and we ended the second quarter with a strong commercial mortgage pipeline. They have positioned us to benefit from both an expanding economy that is driving property fundamentals in the right direction and a substantial wave of maturing commercial loans that will need to be refinanced over the next few years. To take advantage of this opportunity, we are adding originators and support staff. While the market for originating commercial loans remains highly competitive, putting pressure on margins over time, we believe we are currently on track to exceed last year’s origination volume and achieve our origination goals for 2014, while maintaining healthy margins.

We remain highly focused on positioning Redwood for long-term growth and building sustainable franchise value. While external market factors may temporarily aid or hinder our progress in any given quarter, we are working on the “three levers” we referenced above that we believe will drive our residential business forward. Our more established jumbo and commercial mortgage banking activities are generating attractive earnings, and over time we expect to see similar results from our conforming mortgage banking activities. We remain excited about the potential need for private capital to play a larger role in the residential mortgage market, and the ways Redwood can participate.

Financial and Operational Overview – Second Quarter of 2014

We made great progress on some of our long-term initiatives during the second quarter of 2014 while generating positive momentum in both our residential and commercial businesses. In our residential business, we achieved a significant increase in loan acquisition volume compared to the first quarter of 2014, and our pipeline of both jumbo and conforming loans remained strong at quarter-end. Our commercial origination activity grew compared to the first quarter of 2014, ending the second quarter with a record pipeline of senior commercial loans under application.

In June 2014, we announced an agreement with the FHLBC to purchase high-balance residential loans through the FHLBC’s Mortgage Partnership Finance® (MPF®) Program under the MPF Direct™ Product (MPF Direct). We expect the program to commence early in the fourth quarter of 2014. We also announced that our subsidiary, RWT Financial, LLC, was approved as a member in the FHLBC, and this new subsidiary is currently using borrowings from the FHLBC to finance certain jumbo loans.

Following is a summary of Redwood’s second quarter 2014 results:

•

Earnings per share were $0.18 for the second quarter of 2014, up from $0.14 per share in the first quarter of 2014. The increase in earnings per share is largely attributable to higher mortgage banking income, particularly from our commercial mortgage banking activities, combined with a steady contribution of net interest income from our investment portfolio.

•

Our GAAP book value per share was $15.03 at June 30, 2014, a decrease from $15.14 per share at March 31, 2014. The second quarter decline is net of $0.18 per share of net income and $0.15 per share of net unrealized gains on securities, and also reflects the $0.28 per share second quarter dividend paid to shareholders and an increase in shares outstanding related to our annual distribution of common stock underlying vested equity awards.

•

Our residential loan acquisition volume was $1.8 billion in the second quarter of 2014, up 64% from the first quarter of 2014. At June 30, 2014, our pipeline of loans identified for purchase was $2.0 billion and included $1.6 billion of jumbo loans and $0.4 billion of conforming loans, unadjusted for fallout expectations. (When we refer to fallout we are referring to the percentage of loans that, although identified for purchase, are not ultimately purchased, including due to the loan not closing with the borrower.)

•

We originated $149 million of senior commercial loans and $6 million of mezzanine commercial loans in the second quarter of 2014. Our senior commercial loan pipeline, defined as loans under application, totaled $347 million at June 30, 2014.

•	Our residential securities portfolio increased by 6%, or $102 million, to $1.8 billion at June 30, 2014, from $1.7 billion at March 31, 2014.

At June 30, 2014, our GAAP book value was $1.2 billion, or $15.03 per share, a decrease from $15.14 per share at March 31, 2014. The following table sets forth the changes in Redwood’s GAAP book value per share for the second and first quarters of 2014.

Table 1 – Changes in Book Value per Share

	Three Months Ended
(In Dollars, per share basis)	June 30, 2014	March 31, 2014
Beginning book value per share	$15.14	$15.10
Net income	0.18	0.14
Changes in unrealized gains/losses, net	0.15	0.25
Unrealized losses on hedges, net	(0.06)	(0.11)
Equity awards distributions	(0.14)	(0.02)
Other, net	0.04	0.06
Dividends	(0.28)	(0.28)

Ending Book Value per Share	$15.03	$15.14

The decrease in GAAP book value per share shown above primarily resulted from dividends paid in excess of GAAP earnings, combined with an increase in shares outstanding related to our annual distribution of common stock underlying vested equity awards in May 2014. These effects were partially offset by net unrealized gains, primarily resulting from an increase in the market value of our securities during the second quarter of 2014.

Residential Mortgage Banking Market Conditions

The residential mortgage market improved in the second quarter of 2014 after a steep decline in industry origination volume in the first quarter of 2014, but remained down compared to the year-ago period. Despite stronger economic data, interest rates generally fell during the second quarter of 2014. The 10-year Treasury rate fell to 2.52% on June 30, 2014, from 2.72% on March 31, 2014, which resulted in higher overall industry origination volume during the second quarter. While the Mortgage Bankers Association of America projected second quarter originations to increase by 18% compared to the first quarter (and to decline by 40% annually in 2014), many market participants believe that second quarter originations have exceeded those projections.

In the second quarter of 2014, we continued to advance our residential mortgage banking business in what is still a challenging operating environment. We expanded our residential business by adding loan sellers – the number of sellers has increased by 19% year-to-date, to 140 sellers at June 30, 2014. This contributed to a record $3.2 billion of loans identified for purchase during the second quarter of 2014, up from $1.7 billion in the prior quarter. In addition, with the upcoming launch of MPF Direct with the FHLBC, we expect to add a substantial number of new loan sellers over the next few years. Our conforming loan activity continues to ramp up as well, following the initiation of this activity in the fourth quarter of 2013. We added new loan sellers and several of our existing jumbo loan sellers also began to sell conforming loans to us in the second quarter. This led to $868 million of conforming loan acquisitions in the second quarter of 2014, a 190% increase compared to the first quarter of 2014. Based on our recent activity, we are optimistic about reaching our goal of acquiring $1 billion of conforming loans per month by the end of 2014.

Private-label securitization activity remained subdued during the second quarter of 2014, but showed signs of improvement. Our recent July Sequoia securitization (SEMT 2014-2) was met with strong investor interest and the triple-A rated securities priced at levels that were better than our April 2014 (SEMT 2014-1) securitization. When we consider the profitability, franchise value, and ability to create investments for our investment portfolio, securitization of loans through our Sequoia platform is becoming more competitive with whole loan sales, which significantly outpaced securitization activity in the first quarter of 2014.

During the second quarter of 2014 we also continued to make progress on acquiring non-Qualified Mortgage (non-QM) loans and on potential conforming loan credit risk transfer transactions. We included a small number of non-QM loans in our July Sequoia securitization and were satisfied with the execution and investor reception. As a result, in early August we expanded the types of jumbo loans we acquire to include non-QM loans with characteristics similar to those of jumbo loans we had historically acquired prior to the implementation of the Consumer Finance Protection Bureau’s QM regulations in early 2014.

MPF Direct™ Loan Purchase Program

In June we announced a new business relationship with the FHLBC under which we will purchase high-balance mortgage loans that are originated by participating member banks in various Federal Home Loan Bank districts. This business relationship is separate and distinct from our subsidiary’s membership in the FHLBC. In summary, we will be able to purchase, through the FHLBC (as administrator of the MPF Program), high-balance residential mortgage loans that conform to our underwriting standards from member banks that participate in the MPF Program. Eligible loans will generally have balances between $417,000 and $729,270. There are 12 Federal Home Loan Banks (FHLBanks) located throughout the U.S. and more than 7,400 total members (banks, thrifts, insurance companies, and credit unions), of which about 750 members are currently active MPF Program participants that could sell us high balance loans under MPF Direct. Ten of the FHLBanks offered their members the opportunity to participate in the MPF Program as of June 30, 2014. We are currently working with the FHLBC to identify a target list of potential sellers from within the FHLBC, with the goal of beginning a test phase of MPF Direct early in the fourth quarter of 2014. After the test phase, we plan to roll out MPF Direct to other participating FHLBanks. At this time, it is too early to quantify the overall opportunity, which we believe could be substantial over time.

Commercial Mortgage Banking Market Conditions

In the second quarter of 2014, our commercial team increased originations and generated higher loan sale profit margins compared to the first quarter of 2014. We remain optimistic that our positive momentum will enable us to achieve our annual origination goal for 2014. During the second quarter, we originated 15 senior commercial loans totaling $149 million, as compared to six loans totaling $119 million in the first quarter of 2014. We entered the third quarter with our largest-ever pipeline of loans under application at $347 million, and in September expect to contribute approximately $300 million of senior loans to a CMBS transaction sponsored by a third party.

Quarterly Investment Activity

Our capital deployment moderately increased in the second quarter of 2014, from the prior quarter levels, as a result of securities we retained from the Sequoia securitization we completed in April. The following table details our capital invested for the second quarter of 2014.

Table 2 – Investment Activity

	Three Months Ended
(In Millions) (1)	June 30, 2014	March 31, 2014
Residential investments
Sequoia RMBS	$85	$-
Third-Party RMBS (2)	56	74
Less: Short-term debt	(121)	(67)
MSR investments	12	3

Net residential investments	32	10

Commercial investments
Commercial mezzanine investments	6	2
Commercial B-notes	-	5
Less: Borrowings	(2)	(2)

Net commercial investments	4	5

Equity Capital Invested	$36	$15

(1)	Certain totals may not foot, due to rounding.
(2)

Included in our third-party RMBS acquisitions was $4 million of acquisitions late in the second quarter of 2014 that did not settle until early in the third quarter of 2014. In order to reflect the fact that capital had not yet been used to acquire these assets at June 30, 2014, the short-term debt / other liabilities line item in the table above includes a $4 million payable associated with these transactions. In early July 2014, we completed the purchase of these securities using $4 million of short-term debt, resulting in net capital invested of $0.4 million that is not reflected in the table above.

At June 30, 2014, our residential securities portfolio had a market value of $1.8 billion, up from $1.7 billion at March 31, 2014. This increase included $142 million of acquisitions, $3 million in positive valuation adjustments, $10 million in discount accretion, and $53 million in net principal paydowns. Included in these numbers are $159 million of Sequoia senior and IO securities, which are included in our Residential Mortgage Banking segment for financial reporting purposes.

Our residential securities acquisitions of $142 million in the second quarter of 2014 included $115 million of senior securities, $20 million of subordinate securities retained from our Sequoia 2014-1 securitization, and $7 million of additional subordinate securities purchased from third parties. These acquisitions were funded with $121 million of short-term debt and $21 million of capital. We also invested $6 million in commercial mezzanine loans. Finally, we added $12 million of MSRs in the second quarter of 2014 associated with $1.2 billion of residential loans serviced, increasing our investment in MSRs to $71 million associated with $7.1 billion of residential loans serviced.

Following the end of the second quarter of 2014 and through July 31, 2014, we acquired $22 million of securities from SEMT 2014-2, and $6 million of MSR investments.

Capital and Liquidity

During June 2014, our subsidiary, RWT Financial, LLC, was approved as a member of the FHLBC. This membership provides RWT Financial with access to attractive short- and long-term financing options that broaden our sources of liquidity and potentially increase investment opportunities for us that require tailored funding. Because there is no amount of financing that the FHLBC has committed to provide to RWT Financial at any given time, we may not be able to obtain additional financing from FHLBC when we request it. At July 31, 2014, we had utilized $26 million of FHLBC advances to fund $30 million of jumbo residential loans. In future periods, RWT

Financial may seek to use financing from the FHLBC for MPF Direct loans we acquire through the FHLBC. However, our agreement with the FHLBC relating to MPF Direct is separate from RWT Financial’s membership in the FHLBC. Any limitation on RWT Financial’s ability to borrow from FHLBC would not necessarily impact our ability to acquire MPF Direct loans.

At June 30, 2014, we held $157 million in cash, and our investment capacity (defined as the approximate amount of capital we had readily available for long-term investments) was estimated to be approximately $62 million. Total capital of $1.7 billion at June 30, 2014, included $1.2 billion of equity capital, $140 million of long-term debt, and $288 million of long-term convertible debt.

While we had previously expected our available capital and liquidity to be sufficient to fund our business and investment objectives for most of 2014, as a result of improving market conditions, our rate of capital deployment in the second half of 2014 may require us to source additional capital prior to the end of the year. As we have stated in the past, we look first to our own balance sheet for attractive opportunities to raise capital through sales or financings of assets before we look externally. Since the end of the second quarter of 2014, we sold $229 million of third party securities generating net proceeds to Redwood of $21 million after repaying the associated financing. Should we decide we need to raise additional external capital to fund our business activities, we would consider the issuance of convertible debt securities under the shelf registration statement we currently have on file with the SEC, as well as the issuance of common equity, other debt securities, or similar or other types of securities in public or private offerings.

RESULTS OF OPERATIONS

The following table presents the components of our GAAP net income for the three and six months ended June 30, 2014 and 2013.

Table 3 – Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions, Except per Share Data) (1)	2014	2013	2014	2013
Interest income	$58	$58	$113	$111
Interest expense	(21)	(21)	(40)	(40)

Net Interest Income	37	36	73	72
Reversal of provision (provision) for loan losses	0	3	(1)	1

Net Interest Income After Provision	37	40	72	73
Noninterest Income
Mortgage banking activities, net	6	49	6	94
MSR income, net	(2)	11	(1)	12
Other market valuation adjustments, net	(4)	(6)	(10)	(7)
Realized gains, net	1	1	2	13

Total noninterest income (loss), net	1	54	(3)	112
Operating expenses	(22)	(24)	(42)	(45)

Net income before provision for income taxes	16	69	27	140
(Provision for) benefit from income taxes	(0)	(3)	2	(14)

Net Income	$16	$66	$28	$126

Diluted earnings per common share	$0.18	$0.71	$0.32	$1.40

(1)	Certain totals may not foot, due to rounding.

Net Interest Income

During the second quarter of 2014, net interest income increased by $1 million to $37 million, as compared to $36 million during the second quarter of 2013. During the first six months of 2014, net interest income increased by $1 million to $73 million, as compared to $72 million during the first six months of 2013.

The increase in net interest income in both periods was primarily due to an increase in the average balance of investments we retained from Sequoia securitizations and third party investments we acquired over the past year. The increase in net interest income from these investments was partially offset by lower net interest income from residential loans held-for-sale as the average balance of loans accumulated for sale or securitization declined.

Additional detail on changes in net interest income is provided in the “Net Interest Income” section of this MD&A.

Provision for Loan Losses

We maintain an allowance for loan losses for both our commercial loan investment portfolio and the residential loans held-for-investment from our consolidated legacy Sequoia entities.

Provisions for loan losses for our commercial portfolio were less than $1 million in the first and second quarters of 2014 and 2013 and are primarily associated with higher balances of loans outstanding in each successive period as we continue to originate loans into this portfolio.

The provisions from the commercial portfolio were offset by reversals of provisions for loan losses at legacy Consolidated Sequoia Entities during the second quarters of 2014 and 2013. Over the past several quarters, the credit performance on our legacy Sequoia loan portfolio has generally improved, resulting in reductions to the associated allowance for loan losses. Additional information on the allowance for loan losses on our Legacy Consolidated Sequoia Entities is provided in the “Results of Legacy Consolidated Entities” section of this MD&A.

Mortgage Banking Activities, Net

Income from mortgage banking activities includes results from both our residential and commercial mortgage banking operations. The decrease in both the second quarter and first half of 2014 as compared to the same periods in 2013 was largely attributable to our residential mortgage banking activities.

Income from residential mortgage banking activities decreased to $1 million in the second quarter of 2014, as compared to $42 million during the second quarter of 2013 and decreased to $6 million in the first six months of 2014, as compared to $82 million during the first six months of 2013. The decline in both periods primarily resulted from a timing difference we experienced in the second quarter of 2013, related to our jumbo mortgage pipeline (defined as those loans we have identified for purchase) and the hedging derivatives associated with those loans. At June 30, 2013, we estimated that the net market valuation adjustment associated with loans identified for purchase was approximately negative $34 million, which was not recognized in earnings, whereas the gains from derivatives associated with those loans were included in earnings.

The decline in both periods was also attributable to a combination of reduced residential loan acquisition volumes, resulting from higher mortgage rates and lower industry origination volumes, and lower loan sale profit margins. The lower overall profit margins resulted from increased competition, particularly for conforming loans, which have become a larger portion of our overall loan acquisitions during the last two quarters.

Income from commercial mortgage banking activities was consistent in the second quarters of 2014 and 2013, and decreased to $6 million in the first six months of 2014, as compared to $13 million in the first six months of 2013. The decrease during the six-month period resulted from both lower origination volumes and lower loan sale profit margins in 2014.

Additional detail on our residential and commercial mortgage banking results are included in the Residential Mortgage Banking, and Commercial Mortgage Banking and Investment portions of the “Segment Results” section of this MD&A.

MSR Income, Net

MSR income is comprised of both the net fee income earned from MSRs and their market value changes. During the second quarter of 2014, MSR income declined by $13 million to a loss of $2 million, as compared to income of $11 million during the second quarter of 2013. During the first six months of 2014, MSR income declined by $13 million to a loss of $1 million, as compared to income of $12 million during the first six months of 2013. The net cash we received from our MSRs has steadily increased over the past several quarters due to additional MSR investments as we continued to securitize jumbo loans and increased our conforming loan purchases. During the second quarter and first six months of 2014, we received $4 million and $7 million in net servicing fees, respectively, as compared to $2 million during each of the comparable periods of 2013.

During the second quarter and first six months of 2014, market valuation adjustments on MSRs were negative $6 million and negative $8 million, respectively, as compared to positive $9 million during both of the comparable periods of 2013. Mortgage rates have declined in 2014, which has adversely affected the valuation of our MSRs during that time period. During the first six months of 2013, mortgage rates increased, which benefited the valuation of our MSRs.

Additional detail on our investment in MSRs is included in the Residential Investments portion of the “Segment Results” section of this MD&A.

Other Market Valuation Adjustments, Net

Other market valuation adjustments, net, for the three and six months ended June 30, 2014 included an expense of $4 million and $9 million, respectively, attributable to declines in the value of derivatives used to manage risks associated with certain of our residential investment securities. These derivatives declined in value as a result of declining interest rates during the first six months of 2014. Changes in the value of the securities being hedged by these derivatives were recorded in other comprehensive income on our balance sheet and were not recognized in net income. Additional expenses of less than $1 million in both the three and six month periods ended June 30, 2014, relate to impairments on certain AFS securities and the changes in value of certain securities carried at fair value on our financial statements. For the three and six months ended June 30, 2013, other market valuation adjustments, net, includes impairments on AFS securities of $2 million and an expense of $4 million and $5 million, respectively, due to the decline in the market value of certain fair value securities.

Realized Gains, Net

Realized gains, net, were $1 million in both the second quarter of 2014 and 2013. Realized gains, net, for the first six months of 2014 were $2 million, as compared to $13 million for the first six months of 2013. During the first six months of 2014, we realized gains from certain securities that were sold and called. During the first six months of 2013, the majority of our realized gains were from the sale of $14 million of available-for-sale securities for gains of $12 million.

For additional detail on realized gains, see the Residential Investments portion of the “Segment Results” of this MD&A.

Operating Expense

During the second quarter of 2014, operating expenses decreased by $2 million to $22 million, as compared to $24 million during the second quarter of 2013. During the first six months of 2014, operating expenses decreased by $3 million to $42 million, as compared to $45 million during the first six months of 2013. The decline over both periods is primarily due to a decline in severance-related expenses and variable compensation accruals. During the first six months of 2014, we recorded less than $1 million of severance-related expenses, as compared to an expense of $3 million during the first six months of 2013. These reductions in expenses were partially offset by increases in fixed compensation and systems and consulting expenses that have increased over the last year as we expanded our residential and commercial mortgage banking operations.

Provision for Income Taxes

We recorded a tax provision of less than $1 million during the second quarter of 2014, as compared to a tax provision of $3 million during the second quarter of 2013. We recorded a benefit from income taxes of $2 million in the first six months of 2014 as compared to a tax provision of $14 million during the first six months of 2013. Our provision for income taxes is primarily driven by activity at our taxable REIT subsidiaries, including our residential and commercial mortgage banking activities and MSR investments. Higher tax provisions during the second quarter and first six months of 2013 was primarily the result of higher income from our mortgage banking activities during these periods.

For additional detail on income taxes, see the “Taxable Income” section of this MD&A.

Net Interest Income

The following tables present the components of net interest income for the three and six months ended June 30, 2014 and 2013.

Table 4 – Net Interest Income (1)

	Three Months Ended June 30,
	2014			2013
(Dollars in Millions)	Interest Income/ (Expense)	Average Balance (2)	Yield	Interest Income/ (Expense)	Average Balance (2)	Yield
Interest Income
Residential loans, HFS	$7	$740	3.89%	$10	$1,060	3.79%
Residential loans, HFI (3)	6	1,642	1.56%	9	2,044	1.72%
Commercial loans, HFS	1	75	4.41%	1	50	6.56%
Commercial loans, HFI	10	413	10.05%	9	332	10.60%
Trading securities	6	182	13.46%	7	102	26.87%
Available-for-sale securities	27	1,471	7.35%	22	1,002	8.89%
Cash and cash equivalents	0	132	0.02%	0	97	0.56%

Total interest income	58	4,656	4.98%	58	4,688	4.93%
Interest Expense
Short-term debt	(5)	1,330	(1.55) %	(5)	1,054	(1.78) %
ABS issued - Redwood	(3)	213	(5.45) %	(4)	295	(4.78) %
ABS issued - Sequoia (3)	(5)	1,578	(1.33) %	(7)	1,965	(1.37) %
Long-term debt	(8)	531	(5.89) %	(6)	434	(5.98) %

Total interest expense	(21)	3,655	(2.31) %	(21)	3,747	(2.29) %

Net Interest Income	$37			$36

	Six Months Ended June 30,
	2014			2013
(Dollars in Millions)	Interest Income/ (Expense)	Average Balance (2)	Yield	Interest Income/ (Expense)	Average Balance (2)	Yield
Interest Income
Residential loans, HFS	$13	$630	4.14%	$18	$940	3.75%
Residential loans, HFI (3)	13	1,677	1.58%	19	2,110	1.79%
Commercial loans, HFS	2	72	5.14%	1	50	3.28%
Commercial loans, HFI	20	389	10.16%	19	326	11.64%
Trading securities	12	153	15.53%	11	74	29.21%
Available-for-sale securities	54	1,434	7.49%	44	965	9.12%
Cash and cash equivalents	0	145	0.01%	0	88	0.34%

Total interest income	113	4,499	5.04%	111	4,553	4.89%
Interest Expense
Short-term debt	(9)	1,169	(1.53) %	(8)	954	(1.78) %
ABS issued - Redwood	(6)	223	(5.31) %	(7)	306	(4.72) %
ABS issued - Sequoia (3)	(11)	1,611	(1.33) %	(14)	2,032	(1.38) %
Long-term debt	(15)	506	(5.78) %	(10)	330	(6.08) %

Total interest expense	(40)	3,509	(2.29) %	(40)	3,622	(2.19) %

Net Interest Income	$73			$72

(1)	Certain totals may not foot, due to rounding.
(2)

Average balances for residential and commercial loans held-for-sale and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost.

(3)	The interest income from residential loans held-for-investment and the interest expense from ABS issued - Sequoia represent activity from our Legacy Consolidated Entities.

Analysis of Changes in Net Interest Income

Net interest income increased by $1 million to $37 million in the second quarter of 2014 and increased by $1 million to $73 million in the first six months of 2014, as compared to $36 million and $72 million in the respective periods in 2013. The following analysis of changes in net interest income is organized according to the results of our three business segments. Additional details regarding the activities impacting net interest income at each segment are included in the “Segment Results” section of this MD&A.

Our residential investments segment contributed $25 million and $50 million of net interest income for the second quarter of 2014 and the first six months of 2014, respectively, and contributed $21 million and $42 million to the net interest income from the same respective periods in 2013. Increases in interest income from higher average balances of AFS securities during 2014 were partially offset by lower yields. The higher average balances in 2014 resulted from new investments made in 2013 and 2014 exceeding principal pay downs and sales. The decrease in yields was primarily related to lower unlevered yields available, in general, for new investments made in 2013 and 2014 relative to investments acquired in prior years that continue to pay down.

Our residential mortgage banking segment contributed $10 million of net interest income in the second quarter of 2014 and $20 million in the first six months of 2014, a decline of $2 million from the second quarter of 2013, and unchanged compared with the first six months of 2013. During the second quarter and first six months of 2014, net interest income declines were attributable to lower balances of loans held-for-sale as compared to the same periods in 2013. During the first six months of 2014, these declines were partially offset by additional interest income earned on higher balances of Sequoia interest only (“IO”) securities acquired during the past year that are used as hedges for this segment.

Our commercial mortgage banking and investments segment contributed $7 million of net interest income for the second quarter of 2014 and $14 million for the first six months of 2014, consistent with the same periods in 2013. Growth in our commercial loans held-for-investment portfolio was partially funded with long-term debt, marginally increasing interest expense at this segment.

During the second quarter and first six months of 2014, respectively, total net interest income of $42 million and $83 million generated at our three business segments was offset by $5 million and $10 million of net interest expense not directly allocated to our three business segments. These unallocated amounts are presented in the corporate/other reconciling column in our segment results and include net interest income from Legacy Consolidated Entities and interest expense related to long-term debt. Interest expense from long-term debt not directly allocated to our segments was $6 million and $12 million during the second quarter and first six months of 2014, respectively. This was unchanged from the second quarter of 2013 and an increase of $2 million from the first six months of 2013. The increase from the first six months of 2013 primarily resulted from the issuance of convertible debt at the end of the first quarter of 2013. Contributions to net interest income from Legacy Consolidated Entities were $1 million and $2 million in the second quarter of 2014 and 2013, respectively, and $3 million and $5 million in the first six months of 2014 and 2013, respectively. Additional details regarding Legacy Consolidated Entities are included in the “Results from Legacy Consolidated Entities” section of this MD&A.

The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and their specific debt financing costs at June 30, 2014.

Table 5 – Interest Expense — Specific Borrowing Costs

June 30, 2014	Residential Loans	Commercial Loans	Residential Securities
Asset yield	3.94%	4.60%	5.65%
Short-term debt yield	1.72%	2.40%	1.31%

Net interest rate spread	2.22%	2.20%	4.34%

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

Segment Results

The following is a discussion of the results of operations for our three business segments for the three and six months ended June 30, 2014 and 2013. For additional information on our segments, refer to Note 21 in Part I, Item I of this Quarterly Report on Form 10-Q.

Residential Mortgage Banking

The following table presents the components of segment contribution for the residential mortgage banking segment for the three and six months ended June 30, 2014 and 2013.

Table 6 – Residential Mortgage Banking Segment Contribution

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Interest income	$12,438	$15,158	$23,104	$24,914
Interest expense	(2,161)	(3,020)	(3,482)	(5,130)

Net interest income	10,277	12,138	19,622	19,784
Other market valuation adjustments, net	13	38	11	78
Mortgage banking activities, net	1,329	42,290	265	81,514
Direct operating expenses	(9,501)	(6,053)	(16,595)	(10,691)
Benefit from (provision for) income taxes	259	(2,409)	94	(11,314)

Segment Contribution	$2,377	$46,004	$3,397	$79,371

The following table provides the activity of unsecuritized residential loans during the three and six months ended June 30, 2014 and 2013.

Table 7 – Unsecuritized Residential Loans — Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$774,936	$831,953	$404,267	$562,658
Acquisitions	1,790,909	2,567,426	2,883,880	5,154,325
Sales	(1,466,956)	(2,135,166)	(2,189,358)	(4,484,255)
Principal repayments	(5,006)	(1,768)	(12,032)	(5,054)
Changes in fair value, net	13,994	(41,347)	21,120	(6,576)

Balance at End of Period	$1,107,877	$1,221,098	$1,107,877	$1,221,098

The following table provides the activity of our retained Sequoia IO securities for the three and six months ended June 30, 2014 and 2013.

Table 8 – Sequoia IO Securities Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Beginning fair value	$106,228	$55,289	$110,505	$10,409
Acquisitions	-	40,642	-	91,850
Sales	-	(8,676)	-	(16,933)
Change in fair value, net	(9,334)	36,336	(13,611)	38,265

Ending Fair Value	$96,894	$123,591	$96,894	$123,591

During the second quarter of 2014, we purchased $1.8 billion of residential loans, which included $868 million of conforming loans and $923 million of prime jumbo loans. We sold $757 million of conforming loans to the Agencies and $357 million of jumbo loans to third parties. In addition, we securitized $353 million of jumbo loans as part of a Sequoia securitization, which settled in early April 2014. We retained $62 million of senior securities, $20 million of subordinate securities and $12 million of MSR investments, from a combination of the loan sales and the securitization. At June 30, 2014, we owned $1.1 billion of prime residential loans, including $848 million of jumbo loans and $260 million of conforming loans. At June 30, 2014, our pipeline of loans identified for purchase included $1.1 billion of jumbo loans and $360 million of conforming loans (adjusted for expected fallout).

Net Interest Income

Net interest income from residential mortgage banking is primarily comprised of interest income earned on residential loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on balance sheet. Net interest income also includes interest income from Sequoia IO securities that are used to mitigate certain risks related to interest rate movements on our residential loan pipeline.

During the second quarter of 2014, net interest income from loans held on balance sheet prior to sale decreased to $7 million from $10 million in the second quarter of 2013, primarily due to a lower average balance of loans outstanding during the current quarter. Interest income from Sequoia IO securities was $5 million in the second quarter of both 2014 and 2013.

During the first six months of 2014, net interest income from loans held on balance sheet prior to sale decreased to $9 million from $12 million in the first six months of 2013, primarily due to a lower average loan balance in the current six month period. Interest income from Sequoia IO securities increased to $10 million from $7 million in the first six months of 2013, fully offsetting the decline from lower average loan balances. The increase in interest income from Sequoia IO securities resulted from higher average balances of IO securities, which we retained from Sequoia securitizations we completed during 2013 and 2014.

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

Mortgage Banking Activities, Net

Mortgage banking activities, net, include the changes in market value associated with both the loans we hold on balance sheet prior to sale, as well as the derivative instruments and Sequoia IO securities we use to manage risks associated with our loans held-for-sale and loans identified for purchase. Our loan sale profit margins are measured over the period from which we identify a loan for purchase and subsequently sell or securitize the loan and may be realized over the course of one or more quarters for financial reporting purposes.

The following table presents the components of mortgage banking activities, net, from residential mortgage banking. Amounts presented include both the changes in market values for loans that were sold and associated derivative positions that were settled during the periods presented as well as changes in market values of loans, derivatives and Sequoia IO securities we owned as of the period end.

Table 9 – Components of Residential Mortgage Banking Activities, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Changes in fair value of:
Residential loans, at fair value	$13,375	$(41,405)	$20,403	$(6,535)
Sequoia securities	(8,810)	36,336	(13,087)	38,265
Risk management derivatives	(7,858)	46,621	(12,136)	48,508
Purchase and forward sale commitments	3,582	-	3,590	-
Other fees	1,040	738	1,495	1,276

Total Residential Mortgage Banking Activities, Net	$1,329	$42,290	$265	$81,514

Income from residential mortgage banking activities, net declined to $1 million during the second quarter of 2014, as compared to $42 million during the second quarter of 2013 and declined to less than $1 million during the first six months of 2014, as compared to $82 million during the first six months of 2013. The decline in both periods primarily resulted from a timing difference we experienced in the second quarter of 2013, related to our jumbo mortgage pipeline (defined as those loans we have identified for purchase) and the hedging derivatives associated with those loans. At June 30, 2013, we estimated that the net market valuation adjustment associated with loans identified for purchase was approximately negative $34 million, which was not recognized in earnings, whereas the gains from derivatives associated with those loans were included in earnings. The decline in both periods was also attributable to a combination of reduced residential loan acquisition volumes, resulting from higher mortgage rates and lower industry origination volumes, and lower loan sale profit margins. The lower overall profit margins resulted from increased competition, particularly for conforming loans, which have become a larger portion of our overall loan acquisitions during the last two quarters.

In addition, our second quarter 2014 income from mortgage banking activities was impacted by timing differences between the recognition of positive valuation adjustments on certain loans identified for sale (which will potentially be recognized as these loans are purchased in following periods) and the related hedging expenses (which were reflected in our second quarter 2014 results). As of June 30, 2014, we estimated that the net market valuation adjustment associated with loans identified for purchase was approximately positive $9 million.

At June 30, 2014, we had a repurchase reserve of $2.5 million outstanding, of which $606 thousand was recorded in the second quarter of 2014 as a reduction to changes in the fair value of residential loans in Mortgage banking activities, net. During the three months ended June 30, 2014, there were no loan-level repurchase claims made directly to Redwood that were not expected to be recovered from the entity from which we acquired the respective loans. We review our loan repurchase reserves each quarter and will adjust them as necessary based on current information available at each reporting date.

The following table details outstanding principal balances for residential loans held-for-sale by product type at June 30, 2014.

Table 10 – Characteristics of Unsecuritized Residential Loans

June 30, 2014 (Dollars In Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed - 30 year	$813,200	4.17%
Fixed - 15, 20, & 25 year	81,718	3.49%
Hybrid	178,249	3.04%
ARM	2,602	2.26%

Total Outstanding Principal	$1,075,769	3.93%

Operating Expenses and Provision for Income Taxes

Direct operating expenses attributable to this segment increased to $10 million and $17 million during the three and six months ended June 30, 2014, respectively, from $6 million and $11 million during the three and six months ended June 30, 2013, respectively. The increase in expenses in both periods was attributable to the expansion of our residential mortgage banking operations.

Our residential mortgage banking activities are conducted in a taxable REIT subsidiary and our provision for income taxes is generally correlated to our mortgage banking income. However, the relationship between these two amounts can occasionally change as a result of updates to our estimated annual effective tax rate and changes to income or loss at the taxable REIT subsidiaries. As such, this segment recognized a benefit for income taxes of less than $1 million in the second quarter even though the segment recorded positive GAAP income.

Residential Investments

Our residential investments segment is comprised of our residential securities portfolio and MSR investment portfolio. Sequoia IOs that are included as a component of trading securities in our consolidated financial statements are included in our Residential Mortgage Banking segment for reporting purposes. As such, they are excluded from any amounts and tables in this section and such amounts and tables will not agree to amounts presented in our consolidated financial statements for securities.

The following table presents the components of segment contribution for the residential investments segment for the three and six months ended June 30, 2014 and 2013.

Table 11 – Residential Investments Segment Contribution

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Interest income	$27,924	$24,015	$55,519	$47,533
Interest expense	(3,116)	(2,553)	(5,966)	(5,219)

Net interest income	24,808	21,462	49,553	42,314
Other market valuation adjustments, net	(3,788)	(5,738)	(9,746)	(6,308)
MSR income (loss), net	(1,777)	10,547	(1,171)	11,568
Realized gains, net	992	526	1,979	12,564
Direct operating expenses	(770)	(1,956)	(1,865)	(3,539)
Benefit from (provision for) income taxes	149	(1,236)	1,676	(1,661)

Total Segment Contribution	$19,614	$23,605	$40,426	$54,938

The following table provides real estate securities activity in our residential investments segment for the three and six months ended June 30, 2014 and 2013.

Table 12 – Real Estate Securities Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Beginning fair value	$1,636,779	$1,175,239	$1,572,356	$1,084,275
Acquisitions
Sequoia securities	20,428	92,368	20,428	207,096
Third-party securities	56,493	-	130,582	-
Sales
Sequoia securities	-	-	-	-
Third-party securities	(1,313)	(192)	(1,313)	(192)
Gains on sales and calls, net	992	526	1,979	526
Effect of principal payments (1)	(51,333)	(37,312)	(90,277)	(73,330)
Change in fair value, net	23,710	(39,915)	52,001	(27,661)

Ending Fair Value	$1,685,756	$1,190,714	$1,685,756	$1,190,714

(1)

The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

The following table provides MSR activity in our residential investments segment for the three and six months ended June 30, 2014 and 2013.

Table 13 – MSR Activity

	Three Months Ended June 30,			Six Months Ended June 30,
	2014		2013	2014		2013
(In Thousands)	Jumbo	Conforming	Jumbo	Jumbo	Conforming	Jumbo
Beginning fair value	$59,208	$5,763	$18,123	$61,493	$3,331	$5,315
Additions	2,186	9,621	16,148	2,674	11,992	28,614
Change in fair value, net	(5,356)	(197)	8,827	(8,129)	(136)	9,169

Ending Fair Value	$56,038	$15,187	$43,098	$56,038	$15,187	$43,098

Residential Securities Portfolio

During the second quarter of 2014, our residential securities portfolio increased $49 million to $1.69 billion, as we purchased $56 million of third-party securities and retained $20 million of subordinate securities from the Sequoia securitization we completed in April 2014, and received $51 million of principal payments. The third-party securities acquired during the quarter included $51 million of senior securities and $6 million of recently issued third-party subordinate securities.

Net interest income from our securities portfolio increased $3 million to $25 million in the second quarter of 2014 as compared to second quarter of 2013 and increased $7 million to $50 million in the first six months of 2014 as compared to the same period in 2013. Increased net interest income over both the three and six month periods was primarily due to an increase in interest income resulting from higher average earning assets, which increased $469 million from the second quarter of 2013 to $1.5 billion in the second quarter of 2014. The increase in interest income from higher average balances was partially offset by a decline in interest income from lower asset yields, which in the aggregate declined to yields of 7% in the second quarter of 2014 from yields of 9% in the second quarter of 2013. This decrease in yield is primarily attributable to the changing composition of our portfolio as higher yielding legacy senior and subordinate securities purchased in past years pay down and are replaced by new-issue Sequoia and third-party subordinate securities and seasoned third-party senior securities that have lower relative yields.

Interest expense in our residential investments segment increased by $1 million for both the three and six months ended June 30, 2014, primarily due to an increase in average short-term debt balances used to finance the net growth in our securities portfolio. This increase was partially offset by a decline in interest expense on ABS issued as the resecuritization we completed in 2011 continues to pay down.

During the second quarter of 2014, we recognized $12 million of net changes in fair value related to our available-for-sale residential securities portfolio, primarily resulting from declines in interest rates. Of this amount, $264 thousand related to other-than-temporary impairments on securities in an unrealized loss position and was recognized in other market valuation adjustments, net on our income statement. The remaining amount was recognized through accumulated comprehensive income on the balance sheet. In addition, during the second quarter of 2014, other market valuation adjustments included negative $4 million attributable to declines in the value of interest-rate hedging derivatives caused by declining interest rates during the second quarter of 2014. These derivatives are used to manage risks associated with the net interest rate exposure at this segment. This segment includes fixed-rate securities, which increase in value as rates decline, and MSRs, which decrease in value as rates decline. During the second quarter of 2012, the $4 million and $6 million declines in the value of derivatives and MSRs, respectively, were both recognized through earnings, while the $12 million increase in value of securities was recognized through accumulated comprehensive income on our balance sheet.

During the first six months of 2014, we realized $2 million of gains on sold and called securities, as compared to $13 million of gains from the sale of securities during the first six months of 2013. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities to meet operating objectives and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any.

In the second quarter of 2014, the benefit for income taxes of less than $1 million in our residential investments segment resulted from GAAP loss recorded at our taxable REIT subsidiaries associated with this segment. As the amount of GAAP income or loss changes at the taxable REIT subsidiaries in future periods, the corresponding provision/benefit for income taxes will generally increase or decrease accordingly.

The following table provides the activity of our real estate securities by collateral type in our residential investments segment for the three and six months ended June 30, 2014 and 2013.

Table 14 – Real Estate Securities Activity by Collateral Type

Three Months Ended June 30, 2014
(In Thousands)	Senior	Re-REMIC (1)	Subordinate	Total
Beginning fair value	$901,511	$192,208	$543,060	$1,636,779
Acquisitions
Sequoia securities	-	-	20,428	20,428
Third-party securities	50,560	-	5,933	56,493
Sales
Sequoia securities	-	-	-	-
Third-party securities	(1,313)	-	-	(1,313)
Gains on sales and calls, net	992	-	-	992
Effect of principal payments (2)	(46,737)	-	(4,596)	(51,333)
Change in fair value, net	7,332	388	15,990	23,710

Ending Fair Value	$912,345	$192,596	$580,815	$1,685,756

Six Months Ended June 30, 2014
(In Thousands)	Senior	Re-REMIC (1)	Subordinate	Total
Beginning fair value	$864,762	$176,376	$531,218	$1,572,356
Acquisitions
Sequoia securities	-	-	20,428	20,428
Third-party securities	114,449	10,200	5,933	130,582
Sales
Sequoia securities	-	-	-	-
Third-party securities	(1,313)	-	-	(1,313)
Gains on sales and calls, net	992	-	987	1,979
Effect of principal payments (2)	(81,338)	-	(8,939)	(90,277)
Change in fair value, net	14,793	6,020	31,188	52,001

Ending Fair Value	$912,345	$192,596	$580,815	$1,685,756

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior interests to provide additional credit support to those interests.
(2)

The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

At June 30, 2014, the residential securities held (as a percentage of current market value) consisted of fixed-rate assets (41%), adjustable-rate assets (17%), hybrid assets that reset within the next year (36%), and hybrid assets that reset between 12 and 36 months (6%).

The following table presents real estate securities at June 30, 2014, categorized by portfolio vintage (the years the securities were issued), by priority of cash flows (senior, re-REMIC, and subordinate), and by quality of underlying loans (prime and non-prime).

Table 15 – Securities by Vintage and as a Percentage of Total Securities (1) (2)

June 30, 2014 (Dollars In Thousands)	Sequoia Securities 2012-2014	Third-party Securities				% of Total Securities
		2005 & Earlier	2006 - 2008	2012 - 2014	Total
Senior
Prime	$2,906	$502,274	$206,530	$-	$711,710	42%
Non-prime	-	195,972	4,664	-	200,636	12%

Total Senior	2,906	698,246	211,194	-	912,346	54%
Re-REMIC	-	76,724	115,872	-	192,596	12%
Subordinate
Mezzanine (3)	370,619	-	-	54,582	425,201	25%
Subordinate	76,338	59,593	1,272	18,410	155,613	9%

Total Subordinate	446,957	59,593	1,272	72,992	580,814	34%

Total Securities	$449,863	$834,563	$328,338	$72,992	$1,685,756	100%

(1)	Certain totals may not foot, due to rounding.
(2)

The securities and interests that we acquired from the Residential Resecuritization entity (which are eliminated for consolidation purposes) were $165 million at June 30, 2014. As a result, to adjust at June 30, 2014, for the legal and economic interests that resulted from the Residential Resecuritization, total residential senior securities would be decreased by $246 million to $666 million, total re-REMIC residential securities would be increased by $165 million to $358 million, and total residential securities would be reduced by $81 million to $1.61 billion.

(3)	Mezzanine includes securities initially rated AA, A, and BBB- and issued in 2012 or later.

The following tables present the components of the interest income we earned on AFS securities for the three and six months ended June 30, 2014 and 2013.

Table 16 – Interest Income — AFS Securities

Three Months Ended June 30, 2014					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$6,957	$6,513	$13,470	$830,565	3.35%	3.14%	6.49%
Re-REMIC	2,927	1,303	4,230	115,746	10.12%	4.50%	14.62%
Mezzanine (1)	4,288	1,037	5,325	415,418	4.13%	1.00%	5.13%
Subordinate	2,290	1,733	4,023	109,430	8.37%	6.33%	14.71%

Total AFS Securities	$16,462	$10,586	$27,048	$1,471,159	4.48%	2.88%	7.35%

Three Months Ended June 30, 2013					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$6,689	$4,673	$11,362	$579,333	4.62%	3.23%	7.84%
Re-REMIC	2,731	1,104	3,835	100,824	10.83%	4.38%	15.21%
Mezzanine (1)	2,479	537	3,016	239,118	4.15%	0.90%	5.05%
Subordinate	2,228	1,839	4,067	82,892	10.75%	8.87%	19.63%

Total AFS Securities	$14,127	$8,153	$22,280	$1,002,167	5.64%	3.25%	8.89%

Six Months Ended June 30, 2014					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$13,371	$13,498	$26,869	$806,507	3.32%	3.35%	6.66%
Re-REMIC	5,443	2,883	8,326	112,766	9.65%	5.11%	14.77%
Mezzanine (1)	8,418	2,034	10,452	407,321	4.13%	1.00%	5.13%
Subordinate	4,629	3,469	8,098	107,607	8.60%	6.45%	15.05%

Total AFS Securities	$31,861	$21,884	$53,745	$1,434,200	4.44%	3.05%	7.49%

Six Months Ended June 30, 2013					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$13,726	$9,448	$23,174	$593,096	4.63%	3.19%	7.81%
Re-REMIC	5,525	2,067	7,592	100,299	11.02%	4.12%	15.14%
Mezzanine (1)	4,044	846	4,890	192,683	4.20%	0.88%	5.08%
Subordinate	4,905	3,464	8,369	78,949	12.43%	8.78%	21.20%

Total AFS Securities	$28,200	$15,825	$44,025	$965,027	5.84%	3.28%	9.12%

(1)	Mezzanine includes securities initially rated AA, A, and BBB- and issued in 2012 or later.

The following tables present the components of carrying value at June 30, 2014 and December 31, 2013 for our AFS residential securities.

Table 17 – Carrying Value of AFS Securities

June 30, 2014
(In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$920,587	$223,389	$717,838	$1,861,814
Credit reserve	(15,173)	(17,788)	(50,315)	(83,276)
Unamortized discount, net	(74,150)	(89,089)	(141,054)	(304,293)

Amortized cost	831,264	116,512	526,469	1,474,245
Gross unrealized gains	74,337	76,084	54,289	204,710
Gross unrealized losses	(1,635)	-	(5,534)	(7,169)

Carrying Value	$903,966	$192,596	$575,224	$1,671,786

December 31, 2013
(In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$888,654	$214,046	$706,292	$1,808,992
Credit reserve	(23,984)	(30,429)	(62,457)	(116,870)
Unamortized discount, net	(81,015)	(80,188)	(137,266)	(298,469)

Amortized cost	783,655	103,429	506,569	1,393,653
Gross unrealized gains	73,634	72,947	41,205	187,786
Gross unrealized losses	(1,597)	-	(21,536)	(23,133)

Carrying Value	$855,692	$176,376	$526,238	$1,558,306

At June 30, 2014, credit reserves for our AFS securities totaled $83 million, or 4.5% of the principal balance of our residential securities, down from $117 million, or 6.5%, at December 31, 2013. The decrease in the credit reserve primarily resulted from a transfer of credit reserves to accretable unamortized discount during the first six months of 2014, based on sustained improvements in the credit performance of loans underlying our securities that reduced our estimate of future losses on these loans. The accretable unamortized discount will be recognized into income prospectively over the remaining life of the associated loans. During the three and six months ended June 30, 2014, realized credit losses on our residential securities totaled $4 million and $7 million, respectively. Volatility in income recognition for these securities is generally due to changes in prepayment rates and, to varying degrees, credit performance and interest rates.

Senior Securities

The fair value of our senior AFS securities was equal to 98% of their principal balance at June 30, 2014, and the amortized cost was equal to 90% of the principal balance. The fair value of our senior securities accounted for as trading securities in this segment was $14 million. We expect future losses will extinguish a portion of the outstanding principal of these AFS securities, as reflected by the $15 million of credit reserves we have provided for on the $921 million principal balance of those securities.

Re-REMIC Securities

Our re-REMIC portfolio consists primarily of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures. We own support (or subordinate) securities within those structures. The fair value of our re-REMIC AFS securities was equal to 86% of the principal balance of the portfolio at June 30, 2014, while our amortized cost was equal to 52% of the principal balance. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $18 million of credit reserves we have provided for on the $223 million principal balance of those securities.

Subordinate Securities

The fair value of our subordinate AFS securities was equal to 80% of the principal balance at June 30, 2014, and the amortized cost was equal to 73% of the principal balance. Credit losses totaled $3 million in our residential subordinate portfolio during the second quarter of 2014, as compared to $4 million of losses during the second quarter of 2013. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $50 million of credit reserves we have provided for on the $718 million principal balance of those securities.

MSR Portfolio

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

The following table provides the activity for MSRs by portfolio for the three and six months ended June 30, 2014.

Table 18 – MSR Activity by Portfolio

Three Months Ended June 30, 2014 (In Thousands)	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$59,208	$5,763	$64,971
MSRs retained from Sequoia securitizations	2,186	-	2,186
MSRs retained from third-party loan sales	-	7,495	7,495
Purchased MSRs	-	2,126	2,126
Market valuation adjustments due to:
Changes in assumptions	(3,476)	(77)	(3,553)
Other changes (1)	(1,880)	(120)	(2,000)

Balance at End of Period	$56,038	$15,187	$71,225

Loans associated with MSRs (2)	5,636,623	1,449,801	7,086,424
MSR values as percent of loans (3)	0.99%	1.05%	1.01%

Six Months Ended June 30, 2014 (In Thousands)	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$61,493	$3,331	$64,824
MSRs retained from Sequoia securitizations	2,186	-	2,186
MSRs retained from third-party loan sales	488	9,302	9,790
Purchased MSRs	-	2,690	2,690
Market valuation adjustments due to:	-	-
Changes in assumptions	(3,145)	217	(2,928)
Other changes (1)	(4,984)	(353)	(5,337)

Balance at End of Period	$56,038	$15,187	$71,225

Loans associated with MSRs (2)	5,636,623	1,449,801	7,086,424
MSR values as percent of loans (3)	0.99%	1.05%	1.01%

(1)	Represents changes due to realization of expected cash flows.
(2)	Amounts represent the aggregate principal balance of loans associated with MSRs outstanding at June 30, 2014.
(3)	Amounts represent the carrying value of MSRs at June 30, 2014 divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the components of MSR income for the three and six months ended June 30, 2014 and 2013.

Table 19 – MSR Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Servicing income, net:
Income	$4,026	$1,943	$7,624	$2,794
Late charges	38	11	73	18
Cost of sub-servicer	(288)	(234)	(603)	(412)

Net servicing income	3,776	1,720	7,094	2,400
Market valuation adjustments	(5,553)	8,827	(8,265)	9,168

(Loss) income from MSRs, Net	$(1,777)	$10,547	$(1,171)	$11,568

The increase in MSR net servicing income in both the second quarter and the first six months of 2014, compared to the same periods in 2013, was primarily attributable to higher balances of MSRs in 2014 resulting from MSR additions during the past year. The market value declines in the first six months of 2014 were primarily due to a decrease in mortgage interest rates during 2014, which resulted in an increase to the expected prepayment speeds for our jumbo MSRs and a resulting decline in fair value. Market value increases in the first six months of 2013 were primarily attributable to rising mortgage interest rates during that period.

Commercial Mortgage Banking and Investments

The following table presents the components of segment contribution for the commercial mortgage banking and investments segment for the three and six months ended June 30, 2014 and 2013.

Table 20 – Commercial Mortgage Banking and Investments Segment Contribution

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Interest income	$11,217	$9,623	$21,601	$19,794
Interest expense	(4,404)	(2,560)	(7,708)	(5,368)

Net interest income	6,813	7,063	13,893	14,426
Provision for loan losses	(289)	(891)	(944)	(1,576)
Mortgage banking activities, net	4,981	6,433	5,814	12,746
Realized gains, net	-	-	-	210
Direct operating expenses	(2,180)	(2,654)	(4,806)	(5,850)
Provision for income taxes	(750)	(495)	(395)	(1,718)

Total Segment Contribution	$8,575	$9,456	$13,562	$18,238

The following table provides the activity of commercial loans during the three and six months ended June 30, 2014 and 2013.

Table 21 – Commercial Loans — Activity

	Three Months Ended June 30,
	2014		2013
(In Thousands)	Held-for-Sale (1)	Held-for- Investment	Held-for-Sale (1)	Held-for- Investment
Balance at beginning of period	$77,155	$414,120	$73,780	$327,658
Originations/acquisitions	148,915	5,993	149,815	18,550
Sales	(180,652)	-	(73,780)	-
Principal repayments	(83)	(4,017)	-	(100)
Discount amortization	-	152	-	136
Provision for loan losses	-	(289)	-	(891)
Changes in fair value, net	5,513	1,959	(345)	-

Balance at End of Period	$50,848	$417,918	$149,470	$345,353

	Six Months Ended June 30,
	2014		2013
(In Thousands)	Held-for-Sale (1)	Held-for- Investment	Held-for-Sale (1)	Held-for- Investment
Balance at beginning of period	$89,111	$343,344	$8,500	$304,510
Originations/acquisitions	237,330	38,991	303,233	54,539
Sales	(245,988)	-	(161,763)	(230)
Transfers between portfolios (2)	(37,631)	37,631	(155)	-
Principal repayments	(170)	(4,301)	-	(12,216)
Discount amortization	-	297	-	326
Provision for loan losses	-	(944)	-	(1,576)
Changes in fair value, net	8,196	2,900	(345)	-

Balance at End of Period	$50,848	$417,918	$149,470	$345,353

(1)

Beginning in the third quarter of 2013 and through the current period, we elected the fair value option for all senior commercial loans we originated and we anticipate electing the fair value option for all future senior commercial loans that we originate and intend to sell to third parties. All held-for-sale loans outstanding at June 30, 2014, are presented at the lower of cost or fair value.

(2)

During the first half of 2014, we sold three senior A-note commercial mortgages to third parties that did not qualify as sales under GAAP, and were not derecognized from our balance sheet. During the first quarter of 2014, these loans and the associated B-note mortgage loans we retained were transferred from held-for-sale to held-for-investment classification and are carried at fair value on our consolidated balance sheets.

At June 30, 2014, we held commercial loans with a total outstanding carrying value of $469 million, consisting of our $418 million held-for-investment portfolio of mostly mezzanine loans as well as $51 million of senior mortgage loans held-for-sale through our mortgage banking operations.

The segment contribution from commercial mortgage banking and investments was consistent in the second quarters of 2014 and 2013 at $9 million and decreased to $14 million in the first six months of 2014, as compared to $18 million in the first six months of 2013. This decrease for the six month period was primarily due to lower income from mortgage banking activities, which resulted from lower senior loan origination volumes and lower loan sale profit margins in the first six months of 2014.

Commercial Mortgage Banking

During the first six months of 2014, we originated 22 senior commercial mortgage loans totaling $268 million (inclusive of $31 million of senior loans structured as A/B notes and classified as held-for-investment), as compared to 21 senior commercial loans totaling $303 million that we originated along with another four loans for $146 million that were table-funded (meaning a third party funded and purchased the loan at closing) in the first six months of 2013. At June 30, 2014, there were seven senior loans held-for-sale with a carrying value of $51 million.

Income from mortgage banking activities decreased to $5 million in the second quarter of 2014 from $6 million in the second quarter of 2013 and decreased to $6 million in the first six months of 2014 from $13 million during the first six months of 2013. The decline in mortgage banking income during both periods is primarily due to decreased origination volume, combined with lower loan sale profit margins experienced in 2014 resulting from increased competition. The following table presents the components of commercial mortgage banking activities, net for the three and six months ended June 30, 2014 and 2013.

Table 22 – Components of Commercial Mortgage Banking Activities, Net (1)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Changes in fair value of:
Commercial loans, at fair value	$5,714	$(345)	$9,340	$(345)
Risk management derivatives	(815)	2,924	(3,619)	2,059
Other fees	82	-	93	-
Net gains on commercial loan sales and originations	-	3,854	-	11,032

Total Mortgage Banking Activities, Net	$4,981	$6,433	$5,814	$12,746

(1)

Amounts reported as net gains on commercial loan sales and originations for 2013 relate to the sale of loans held at the lower of cost or fair value that were purchased or originated to prior to when we began electing the fair value option for commercial loans held-for-sale and represent the net benefit of the gross proceeds from the sale of the loans, less the carrying value of the loans and any related issuance costs. As a result the majority of our income during the first half of 2014 was from loan sales and not from loans that were on our balance sheet at the end of the reporting period.

Our commercial mortgage banking activities are conducted in a taxable REIT subsidiary and our provision for income taxes is generally correlated to our mortgage banking income. However, our estimated effective tax rate is updated each quarter and changes in this rate can affect the correlation between changes in mortgage banking income and tax provision. As such, our provision for income taxes was slightly higher in the second quarter of 2014, compared to the second quarter of 2013, even though mortgage banking income was lower in the second quarter of 2014.

Commercial Investments

Our commercial investments portfolio is comprised almost entirely of mezzanine loans and at June 30, 2014, included 56 loans held-for-investment with an outstanding principal balance of $357 million, an unamortized discount of $2 million, an allowance for loan losses of $8 million, and a carrying value of $347 million. In addition, our held-for-investment portfolio also includes three senior commercial mortgage loans totaling $71 million that were each bifurcated into senior (“A-note”) and junior (“B-note”) portions. The A-notes were sold during the first six months of 2014, but were not derecognized from our balance sheet as they did not qualify as sales in accordance with GAAP, and rather were treated as secured borrowings. We do not believe we have credit exposure to the A-notes. A-notes that are sold and their associated secured debt are each held at fair value on our consolidated balance sheets and interest income, interest expense and fair value changes associated with these instruments offset each other and have no net impact to our operating results. Our credit exposure related to these investments resides in the associated B-notes that we retained, which totaled $5 million as of June 30, 2014.

During the second quarter of 2014, we originated two mezzanine loans for $6 million as compared to six loans for $19 million in the second quarter of 2013. At June 30, 2014, this portfolio included 29 non-securitized loans with a carrying value of $97 million and 27 loans with a carrying value of $255 million that are included in our Commercial Securitization with $145 million of associated ABS long-term debt.

Net interest income related to our commercial investments was $7 million and $14 million for the three and six months ended June 30, respectively, in both 2014 and 2013. We recognized $1 million of prepayment penalties for a $12 million mezzanine loan that prepaid early in 2013 and $30 thousand of prepayment penalties on $1 million of mezzanine loans that prepaid during the second quarter of 2014.

During the three months ended June 30, 2014 and 2013, we recorded less than $1 million of provisions for loan losses related to the commercial investments portfolio. At June 30, 2014, we had one loan with a carrying value of $26 million (net of allowance for loan losses) on watch list status. This loan is current on all payments and we continue to believe we will receive all amounts in accordance with the contractual terms of the loan. However, in our judgment, certain conditions with this loan warrant closer management attention. Improvements in these conditions would result in the asset being removed from our watch list, whereas deterioration could warrant further downgrades and potential evaluation for impairment. At June 30, 2014, we had no loans designated as impaired and did not have any charge-offs during 2014, which resulted in an allowance for loan losses of $8 million at June 30, 2014. Our allowance for loan losses on our held-for-investment portfolio was $8 million and $7 million at June 30, 2014 and December 31, 2013, respectively, representing 2.3% and 2.1%, respectively, of outstanding loans.

On average, our commercial held-for-investment loans have a maturity of more than five years, an unlevered yield in excess of 10% per annum before credit costs, a loan-to-value ratio of 73% at origination, and a debt service coverage ratio at origination of 1.31x based on our underwritten cash flows. The following table details principal balances and other characteristics for these loans by product type at June 30, 2014.

Table 23 – Characteristics of Commercial Loans Held-for-Investment at Amortized Cost

June 30, 2014 (Dollars In Thousands)	Number of Loans	Average Loan Size	Principal Balance	Percent of Total Principal	Weighted Average DSCR (1)	Weighted Average LTV (2)
Multi-family	25	$9,548	$76,384	35%	1.25	79%
Hospitality	9	4,976	124,397	23%	1.41	62%
Office	8	8,563	51,378	22%	1.36	72%
Retail	6	6,333	19,000	14%	1.16	76%
Self-storage	3	2,295	4,590	5%	1.39	75%
Industrial	2	9,060	81,543	1%	1.37	70%

Total	53	$6,741	$357,292	100%	1.31	73%

(1)

The debt service coverage ratio (“DSCR”) is defined as the property’s annual net operating income divided by the annual principal and interest payments. The weighted average DSCRs in this table are based on the ratios at the time the loans were originated and are not based on subsequent time periods during which there may have been increases or decreases in each property’s operating income.

(2)	The loan-to-value (“LTV”) calculation is defined as the sum of the senior and all subordinate loan amounts divided by the value of the property at the time the loan was originated.

The following table details principal balances for these loans by geographic concentration at June 30, 2014.

Table 24 – Geographic Concentration of Commercial Loans Held-for-Investment at Amortized Cost

Geographic Concentration (by Principal)	June 30, 2014
California	20%
New York	19%
Florida	11%
Michigan	7%
Texas	6%
Illinois	6%
Other States (none greater than 5%)	32%

Total	100%

Results of Legacy Consolidated Entities

During 2013 and 2014, Legacy Consolidated Entities include certain Sequoia securitization entities issued prior to 2012 that we consolidate for financial reporting purposes. The estimated carrying value of our investments in the Legacy Consolidated Entities was $69 million, or 5% of our equity capital, at June 30, 2014. The carrying value reflects the estimated book value of our retained investments in these entities based on the difference between the consolidated assets and liabilities of the entities in the aggregate according to their GAAP carrying amounts. For the three months ended June 30, 2014, cash flow generated by our investments in these entities totaled $4 million.

To show the impact of the Legacy Consolidated Entities to our consolidated financial results, we have included the following tables that present our consolidated GAAP income statements and balance sheets distributed between Legacy Consolidated Entities and the remainder of our operations, which we refer to as “at Redwood.” Results at Redwood includes all activities from our three business segments and results from assets associated with our Residential Resecuritization completed in 2011 and our Commercial Securitization completed in 2012.

Table 25 – Consolidating Income Statement (1)

	At Redwood		Legacy Consolidated Entities		Redwood Consolidated
	Three Months Ended June 30,
(In Millions)	2014	2013	2014	2013	2014	2013
Interest income	$52	$49	$6	$9	$58	$58
Interest expense	(16)	(15)	(5)	(7)	(21)	(21)

Net interest income	36	34	1	2	37	36
Reversal of provision (provision) for loan losses	(0)	(1)	1	4	0	3

Net interest income after provision	35	33	2	6	37	40
Noninterest income
Mortgage banking activities, net	6	49	-	-	6	49
MSR income, net	(2)	11	-	-	(2)	11
Other market valuation adjustments, net	(4)	(6)	-	(1)	(4)	(6)
Realized gains, net	1	1	-	-	1	1

Total noninterest income (loss), net	2	54	-	(1)	2	54
Operating expenses	(22)	(24)	-	-	(22)	(24)
Other expense	-	-	-	-	-	-

Net income before provision for taxes	15	63	2	6	17	69
Provision for income taxes	(0)	(3)	-	-	(0)	(3)

Net Income	$15	$60	$2	$6	$16	$66

	At Redwood		Legacy Consolidated Entities		Redwood Consolidated
	Six Months Ended June 30,
(In Millions)	2014	2013	2014	2013	2014	2013
Interest income	$100	$92	$13	$19	$113	$111
Interest expense	(30)	(26)	(11)	(14)	(40)	(40)

Net interest income	71	67	3	5	73	72
Reversal of provision (provision) for loan losses	(1)	(2)	(0)	3	(1)	1

Net interest income after provision	70	65	3	8	72	73
Noninterest income
Mortgage banking activities, net	6	94	-	-	6	94
MSR income, net	(1)	12	-	-	(1)	12
Other market valuation adjustments, net	(10)	(6)	(0)	(0)	(10)	(6)
Realized gains, net	2	13	0	0	2	13

Total noninterest income (loss), net	(3)	112	(0)	(0)	(3)	112
Operating expenses	(42)	(45)	(0)	(0)	(42)	(45)
Other expense	-	-	-	-	-	-

Net income before provision for taxes	25	133	2	7	27	140
Benefit from (provision for) income taxes	2	(14)	-	-	2	(14)

Net Income	$26	$119	$2	$7	$28	$126

(1)	Certain totals may not foot, due to rounding.

Table 26 – Consolidating Balance Sheet (1) (2)

	At Redwood (3)		Legacy Consolidated Entities (4)		Redwood Consolidated
(In Millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Residential loans	$1,108	$404	$1,617	$1,762	$2,724	$2,166
Commercial loans	469	432	-	-	469	432
Real estate securities, at fair value:	1,845	1,683	-	-	1,845	1,683
MSRs, at fair value	71	65	-	-	71	65
Cash and cash equivalents	157	173	-	-	157	173

Total earning assets	3,650	2,758	1,617	1,762	5,267	4,520
Other assets	105	81	7	8	112	89

Total Assets	$3,755	$2,838	$1,623	$1,770	$5,379	$4,609

Short-term debt	$1,719	$863	$-	$-	$1,719	$863
Other liabilities	95	79	1	1	97	81
Asset-backed securities issued	214	249	1,554	1,694	1,768	1,943
Long-term debt	547	476	-	-	547	476

Total liabilities	2,575	1,667	1,555	1,696	4,130	3,363

Stockholders’ equity	1,180	1,171	69	75	1,248	1,246

Total Liabilities and Equity	$3,755	$2,838	$1,623	$1,770	$5,379	$4,609

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
(3)

Included in the “At Redwood” column are the assets and liabilities of the Residential Resecuritization and Commercial Securitization transactions we completed in 2011 and 2012, respectively. These transactions are treated as secured borrowings under GAAP. At June 30, 2014, the Residential Resecuritization accounted for $247 million of assets ($246 million of available-for-sale securities and $1 million of other assets) and $70 million of asset-backed securities issued. Our $177 million investment in this resecuritization, as estimated for GAAP, equals the difference between these assets and liabilities. At June 30, 2014, the Commercial Securitization accounted for $257 million of assets ($255 million of commercial loans at historical cost and $2 million of other assets) and $145 million of asset-backed securities issued (at amortized cost). Our $113 million investment in this securitization, as estimated for GAAP, equals the difference between these assets and liabilities.

(4)

Legacy Consolidated Entities includes certain Sequoia securitizations completed prior to 2012 that we are required to consolidate under GAAP. Our estimated GAAP investment in these entities was $69 million at June 30, 2014, representing the difference between the aggregate carrying value of assets and liabilities of these entities.

Net Interest Income at Legacy Consolidated Entities

Net interest income from Legacy Consolidated Entities was $1 million and $2 million for the three months ended June 30, 2014 and 2013, respectively, and was $3 million and $5 million for the six months ended June, 30 2014 and 2013, respectively. The decreases year-over-year are primarily attributable to continued principal paydowns of assets at these entities. Net interest income at Legacy Consolidated Entities will vary from period to period and depend primarily on the rate of principal repayments on loans and changes in the levels of delinquencies associated with consolidated loans. As the loans and associated liabilities pay down, net interest income will decline over time.

Loan Loss Provision at Legacy Consolidated Entities

Each quarter we utilize a loan loss reserving methodology that has been established to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 6 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The reversal of provision for loan losses at Legacy Consolidated Entities was less than $1 million during the second quarter of 2014, as compared to $4 million in the second quarter of 2013. The provision for loan losses was greater than the net charge-offs of less than $1 million (or 0.03% of outstanding loan balances) for the second quarter of 2014, and the provision for loan losses was greater than the net charge-offs of $2 million (or 0.06% of outstanding loan balances) for the second quarter of 2013. This resulted in a decrease of $2 million and $6 million in our allowance for loan losses for the three months ended June 30, 2014 and 2013, respectively. Charge-offs resulted from $6 million and $5 million of defaulted loan principal for the second quarters of 2014 and 2013, for average implied loss severities of 15% and 32%, respectively.

The allowance for loan losses increased to $24 million (or 1.47% of outstanding residential loans held-for-investment balances) at June 30, 2014, from $23 million (or 1.16% of outstanding residential loans held-for-investment balances) at June 30, 2013. Serious delinquencies on loans held at Consolidated Sequoia Entities (90+ days delinquent) increased to $74 million (or 4.56% of outstanding loan balances) at June 30, 2014, from $65 million (or 3.27% of outstanding loan balances) at June 30, 2013. Loans originated in Florida, Georgia, New Jersey, and Pennsylvania accounted for 24% of total loans and 40% of the serious delinquent loan balance held by Sequoia entities at June 30, 2014.

At June 30, 2014, we estimate that there were three legacy Consolidated Sequoia Entities for which the carrying value of the entity’s liabilities exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances in accordance with GAAP, resulting in lower asset carrying values. The aggregate estimated net assets (or equity) at these consolidated entities were less than negative $1 million at June 30, 2014, an amount we expect to reverse through positive adjustments to earnings in future periods as the entities are retired or deconsolidated for financial reporting purposes.

Real Estate Loans at Legacy Consolidated Entities

The following table provides details of residential loan activity at Legacy Consolidated Entities for the three and six months ended June 30, 2014 and 2013.

Table 27 – Residential Loans at Legacy Consolidated Entities — Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$1,689,994	$2,133,254	$1,762,168	$2,272,812
Principal repayments	(71,903)	(136,179)	(142,553)	(272,153)
Charge-offs, net	994	1,751	1,478	2,545
Premium amortization	(1,092)	(1,765)	(2,205)	(3,463)
Transfers to REO	(2,094)	(3,046)	(2,361)	(4,372)
Reversal of provision (provision) for loan losses	605	4,163	(23)	2,809

Balance at End of Period	$1,616,504	$1,998,178	$1,616,504	$1,998,178

Loan Characteristics

The following table highlights unpaid principal balances for loans at legacy Consolidated Sequoia Entities by product type at June 30, 2014. First lien adjustable rate mortgage (ARM) and hybrid loans comprise 91% of the consolidated portfolio and were primarily originated in 2005 or prior. Conversely, fixed-rate loans, which make up 8% of the portfolio, were primarily originated in 2009 or later. Of the $51 million of hybrid loans held at legacy consolidated Sequoia securitization entities at June 30, 2014, $30 million (or 59%) had reset as of June 30, 2014, and now act as ARM loans.

Table 28 – Loan Characteristics at Legacy Consolidated Entities

June 30, 2014 (Dollars In Thousands)	Principal Balance	Percent of Total
First Lien
ARM	$1,423,617	87.56%
Fixed	137,298	8.44%
Hybrid (years to reset)
Reset	30,456	1.87%
0-4	6,764	0.42%
5-8	14,138	0.87%
Second Lien
ARM	13,617	0.84%

Total Outstanding Principal	$1,625,890	100.00%

For outstanding loans at legacy Consolidated Sequoia Entities at June 30, 2014, the weighted average FICO score (at origination) of borrowers backing these loans was 733 and the weighted average original LTV ratio was 66%.

The majority of hybrid loans and all of the fixed rate loans at the legacy consolidated Sequoia entities were securitized during 2010 and 2011. At June 30, 2014, fixed-rate loans had a weighted average coupon of 4.63%, ARM loans had a weighted average coupon of 1.60%, and hybrid loans had a weighted average coupon of 3.48%.

Taxable Income

The following table summarizes our taxable income (loss) and distributions to shareholders for the three and six months ended June 30, 2014 and 2013. For each of these periods, we had no undistributed REIT taxable income.

Table 29 – Taxable Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014 est. (1)	2013 est. (1)	2014 est. (1)	2013 est. (1)
REIT taxable income	$14,203	$20,249	$29,665	$36,309
Taxable REIT subsidiary (loss) income	507	(50,019)	(3,746)	(7,399)

Total Taxable Income (Loss)	$14,710	$(29,770)	$25,919	$28,910

Distributions to shareholders	$23,232	$22,995	$46,342	$45,870

(1)	Our tax results for 2014 and 2013 are estimates until we file tax returns for these years.

Our estimated total taxable income for the three months ended June 30, 2014, was $15 million ($0.17 per share) and included $1 million in realized credit losses on investments. This compared to taxable loss for the three months ended June 30, 2013, of $30 million ($0.36 per share) that included $2 million in realized credit losses. For the three months ended June 30, 2014, we realized net capital gains of $1 million at the REIT for tax purposes.

Our estimated total taxable income for the six months ended June 30, 2014, was $26 million ($0.31 per share) and included $4 million in realized credit losses on investments. This compared to taxable income for the six months ended June 30, 2013, of $29 million ($0.36 per share) that included $7 million in realized credit losses. For the six months ended June 30, 2014, we realized net capital gains of $1 million at the REIT for tax purposes.

For the three and six months ended June 30, 2014, we recorded a tax provision of less than $1 million and a benefit for income taxes of $2 million, respectively. Our tax provisions relate to GAAP income earned at our TRS. We are currently benefiting from favorable timing differences between when income associated with our mortgage banking activities is recognized for GAAP purposes versus when it is recognized for tax purposes, thus deferring a significant portion of the tax liability on that income. The mortgage banking income is not expected to be excess inclusion income, was not earned at the REIT, and will not affect the tax characterization of our 2014 dividends. We did not record a material tax provision associated with taxable income generated at our REIT.

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

The tables below reconcile our estimated total taxable income to our GAAP income for the three and six months ended June 30, 2014 and 2013.

Table 30 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Three Months Ended June 30, 2014
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$48,419	$57,993	$(9,574)
Interest expense	(19,430)	(21,151)	1,721

Net interest income	28,989	36,842	(7,853)
Reversal of provision for loan losses	-	315	(315)
Realized credit losses	(1,087)	-	(1,087)
Mortgage banking activities, net	5,845	6,310	(465)
MSR income, net	3,653	(1,777)	5,430
Other market valuation adjustments, net	-	(4,121)	4,121
Operating expenses	(22,657)	(22,282)	(375)
Realized gains, net	-	1,063	(1,063)
Benefit from (provision for) income taxes	(33)	(333)	300

Net Income	$14,710	$16,017	$(1,307)

Income per share	$0.17	$0.18	$(0.01)

	Three Months Ended June 30, 2013
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$53,434	$57,719	$(4,285)
Interest expense	(15,026)	(21,416)	6,390

Net interest income	38,408	36,303	2,105
Reversal of provision for loan losses	-	3,272	(3,272)
Realized credit losses	(2,026)	-	(2,026)
Mortgage banking activities, net	(47,866)	48,723	(96,589)
MSR income, net	1,720	10,547	(8,827)
Other market valuation adjustments, net	-	(6,258)	6,258
Operating expenses	(19,815)	(24,429)	4,614
Realized gains, net	-	556	(556)
Provision for income taxes	(191)	(3,140)	2,949

Net Income (Loss)	$(29,770)	$65,573	$(95,343)

Income per share	$(0.36)	$0.71	$(1.07)

	Six Months Ended June 30, 2014
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$95,295	$113,469	$(18,174)
Interest expense	(38,412)	(40,211)	1,799

Net interest income	56,883	73,258	(16,375)
Provision for loan losses	-	(967)	967
Realized credit losses	(4,103)	-	(4,103)
Mortgage banking activities, net	8,166	6,079	2,087
MSR income, net	6,874	(1,171)	8,045
Other market valuation adjustments, net	-	(10,260)	10,260
Operating expenses	(41,836)	(42,254)	418
Realized gains, net	-	2,155	(2,155)
Benefit from (provision for) income taxes	(65)	1,510	(1,575)

Net Income	$25,919	$28,350	$(2,431)

Income per share	$0.31	$0.32	$(0.01)

	Six Months Ended June 30, 2013
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$101,665	$111,243	$(9,578)
Interest expense	(26,067)	(39,718)	13,651

Net interest income	75,598	71,525	4,073
Reversal of provision for loan losses	-	1,233	(1,233)
Realized credit losses	(6,695)	-	(6,695)
Mortgage banking activities, net	(4,427)	94,260	(98,687)
MSR income, net	2,400	11,568	(9,168)
Other market valuation adjustments, net	-	(6,561)	6,561
Operating expenses	(37,727)	(44,616)	6,889
Realized gains, net	-	12,823	(12,823)
Provision for income taxes	(239)	(14,049)	13,810

Net Income	$28,910	$126,183	$(97,273)

Income per share	$0.36	$1.40	$(1.04)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At June 30, 2014, the cumulative difference between the GAAP and tax amortized cost basis of our residential securities (excluding our investments in our consolidated securitization entities and IO securities) was $26 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. During the three months ended June 30, 2014, and 2013, we realized $1 million and $2 million, respectively, of credit losses on securities for tax that we had previously provisioned for under GAAP. We anticipate that credit losses will continue to be a significant, but declining, factor for determining taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $40 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At June 30, 2014, for GAAP we had a designated credit reserve of $83 million on our securities, and an allowance for loan losses of $32 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since the computation of amortization and impairments on assets may differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At June 30, 2014, the REIT had an estimated $294 million in federal capital loss carryforwards ($3.54 per share) that can be used to offset future capital gains over the next one to four years. Since our intention is to generally make long-term investments, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carryforwards. At June 30, 2014, we had an estimated $22 million in federal capital loss carryforwards at the TRS level. We anticipate selling most of our portfolio of appreciated IO securities within the capital loss carryforward period. Consequently, it is likely that the TRS will benefit from the use of the capital loss carryforwards.

Prepayments on Securities

We have retained certain IO securities at the time they were issued from Sequoia securitizations we have sponsored. Our tax basis in these securities was $80 million at June 30, 2014, which includes a tax basis of $70 million for IOs retained from securitizations completed in 2010 and later. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we experienced fast prepayments on the loans underlying our IOs. More recently, prepayments on loans owned at Consolidated Sequoia Entities issued prior to 2010 have been slow, and our tax basis is now below the fair values for these IOs in the aggregate. If a Sequoia securitization is called, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.

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

As an example, for GAAP we expense the grant date fair value of performance stock units (“PSUs”) granted over the vesting term of those PSUs (regardless of the degree to which the performance conditions for vesting are ultimately satisfied, if at all), whereas for tax the value of the PSUs that actually vest in accordance with the performance conditions of those awards and are subsequently distributed to the award recipient is recorded as an expense on the date of distribution. For example, if no PSUs under a particular grant ultimately vest, due to the failure to satisfy the performance conditions, no tax expense will be recorded for those PSUs, even though we would have already recorded expense for GAAP equal to the grant date fair value of the PSU awards. Conversely, for example, if performance is such that a number of shares of common stock equal to 200% of the PSU award ultimately vest and are delivered to the award recipient, expense for tax will equal the common stock value on the date of distribution of 200% of the number of PSUs originally granted. This expense for tax could significantly exceed the recorded expense for GAAP.

In addition, since the decision to exercise options or distribute deferred stock units, performance stock units, or cash out of the Executive Deferred Compensation Plan is an employee’s, it can be difficult to project when the tax expense will occur.

Mortgage Servicing Rights

For GAAP purposes, we recognize MSRs through the acquisition of servicing rights from third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently transferred to non-consolidated securitization entities or to third parties. For tax purposes, basis in our MSR assets is recognized through the acquisition of servicing rights from third parties, or to the extent that the MSR entitles us to receive a servicing fee that is in excess of a safe harbor amount prescribed by the Internal Revenue Service. Tax basis in our MSR assets is not recognized when MSRs are retained from transfers of loans to non-consolidated securitization entities or to third parties thereby creating a temporary GAAP to tax difference on the gain from sale. For the six months ended June 30, 2014, we purchased $2 million of MSRs on conforming loans that were recognized for tax purposes. No other tax basis in our MSR assets has been recognized to date.

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

LIQUIDITY AND CAPITAL RESOURCES

Summary

Our principal sources of cash consist of borrowings under mortgage loan warehouse facilities and securities repurchase agreements, payments of principal and interest we receive on our securities portfolio and commercial investments portfolio and cash generated from our operating results. Our most significant uses of cash are to purchase mortgage loans for our residential and commercial mortgage banking operations, to fund investments in residential and commercial loans, to repay principal and interest on our warehouse facilities, repurchase agreements, and long-term debt, to purchase investment securities, to make dividend payments on our capital stock, and to fund our operations.

While we had previously expected our available capital and liquidity to be sufficient to fund our business and investment objectives for most of 2014, as a result of improving market conditions, our rate of capital deployment in the second half of 2014 may require us to source additional capital prior to the end of the year. As we have stated in the past, we look first to our own balance sheet for attractive opportunities to raise capital through sales or financings of assets before we look externally. Since the end of the second quarter of 2014, we sold $224 million of securities, increasing our available capital by $20 million at July 31, 2014. Should we decide we need to raise additional external capital to fund our business activities, we would consider the issuance of convertible debt securities under the shelf registration statement we currently have on file with the SEC, as well as the issuance of common equity, other debt securities, or similar or other types of securities in public or private offerings.

At June 30, 2014, we held $157 million in cash, and our investment capacity (defined as the approximate amount of capital we had readily available for long-term investments) was estimated to be approximately $62 million. Total capital of $1.7 billion at June 30, 2014, included $1.2 billion of equity capital, $140 million of long-term debt, and $288 million of long-term convertible debt.

In the ordinary course of our business, we use short-term recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans and the origination of commercial loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At June 30, 2014, we had five residential loan warehouse facilities with a total outstanding debt balance of $852 million (secured by residential loans with an aggregate fair value of $954 million) and a total borrowing limit of $1.40 billion. We also had, at June 30, 2014, a $100 million short-term commercial loan warehouse facility with a total outstanding debt balance of $12 million (secured by commercial loans with an aggregate fair value of $17 million) and a long-term commercial loan warehouse facility with an outstanding balance of $53 million and a total borrowing limit of $150 million. In addition, at June 30, 2014, we had an aggregate outstanding short-term debt balance of $854 million under nine securities repurchase facilities, which were secured by securities with a fair market value of $1.03 billion. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million) at June 30, 2014.

At June 30, 2014, we had $1.72 billion of short-term debt outstanding. For the second quarter of 2014, the highest balance of our short-term debt outstanding was $1.72 billion.

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

Cash Flows and Liquidity for the Six Months Ended June 30, 2014

Cash flow from residential and commercial mortgage banking activities and other investments can be volatile from period to period depending on many factors, including the timing and amount of loan and securities acquisitions and sales, the profitability of mortgage banking activities, as well as changes in credit losses, prepayments, and interest rates. Therefore, cash flows generated in the current period is not necessarily reflective of the long-term cash flows we will receive from these investments or activities.

Cash Flows from Operating Activities

Cash flows from operating activities were negative $786 million in the first six months of 2014. This amount was negative primarily due to the inclusion of the net cash utilized during the period from the purchase and sale of residential and commercial mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Additionally, net cash utilized from the purchase and sale of loans during the first six months of 2014 partially results from a timing difference as we had $1.16 billion of residential and commercial loans held-for-sale at June 30, 2014. Excluding cash flows from the purchase and sale of loans, cash flows from operating activities were negative $7 million in the first six months of 2014.

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

Cash Flows from Financing Activities

During the six months ended June 30, 2014, we paid $48 million of cash dividends on our common stock, representing a dividend of $0.28 per share per quarter. In accordance with the terms of outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.

In November 2013, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2014. Our regular quarterly dividend rate is determined by our Board of Directors. Our Board’s practice has been to announce its intention with respect to the regular quarterly dividend for the upcoming calendar year towards the end of the fourth quarter of each year. The consistency and sustainability of the dividend over time has always been an important consideration and priority. In recent years, the quarterly dividend rate has not been directly tied to GAAP or REIT taxable earnings for any particular quarter. In addition, in deliberating about dividends, the Board has generally considered numerous factors, including management’s projections for the company’s GAAP and REIT taxable earnings, and also projections of cash flows, capital, and liquidity. For example, in 2011, no change to the dividend rate was made, even though our earnings were lower than the quarterly dividend, as we invested in building our residential and commercial platforms.

During 2013, we issued $287.5 million of convertible senior notes, as described in the long-term debt section that follows.

Long-Term Debt

Commercial Borrowings

At June 30, 2014, we had one commercial loan warehouse facility with an outstanding balance of $53 million and a total borrowing limit of $150 million.

Commercial Secured Borrowings

At June 30, 2014, we had commercial secured borrowings of $67 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We structured certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.

Convertible Notes

In March 2013, we issued $287.5 million principal amount of 4.625% convertible senior notes that are convertible into 41.1320 shares of common stock per $1,000 principal amount (equivalent to a conversion price of $24.31 per common share and subject to certain adjustments) on or before their maturity in April 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on our convertibles notes was 5.44% and 5.42% for the three and six months ended June 30, 2014, respectively. At June 30, 2014, the accrued interest payable balance on this debt was $3 million.

Trust Preferred Securities and Subordinated Notes

At June 30, 2014, we had trust preferred securities and subordinated notes of $100 million and $40 million, respectively issued by us in 2006 and 2007. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole. Beginning in the first quarter of 2011, we entered into interest rate swaps with aggregate notional values currently totaling $140 million to hedge the variability in this long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity.

Asset-Backed Securities

In July 2011, Redwood transferred $365 million of residential securities into the Residential Resecuritization in connection with the issuance of $245 million of ABS by the Residential Resecuritization to third parties. At June 30, 2014, there were $246 million of securities owned at the Residential Resecuritization, which were funded with $70 million of ABS issued.

In November 2012, Redwood transferred $291 million (principal balance) of commercial loans into the Commercial Securitization in connection with the issuance of $172 million of ABS by the Commercial Securitization to third parties. At June 30, 2014, there were $255 million (carrying value) of commercial loans owned at the Commercial Securitization, which were funded with $145 million of ABS issued.

At June 30, 2014, there were $1.62 billion of loans owned at Sequoia securitization entities (Legacy Consolidated Entities), which were funded with $1.55 billion of ABS issued at these entities. The loans and ABS issued from these entities are reported at their unpaid principal balances net of any unamortized premium or discount.

Risks Relating to Short-Term Debt Incurred Under Residential Mortgage Loan Warehouse Facilities, Securities Repurchase Facilities, and Other Short-Term Debt Facilities; and Risks Relating to Debt Incurred Under Commercial Debt Investment Repurchase Facilities

As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition of residential mortgage loans we acquire (including those we acquire in anticipation of sale or securitization), finance commercial mortgage loans we originate (including those we originate in anticipation of sale or securitization), finance the other commercial debt investments we originate and acquire, and finance investments in securities and other investments. We may also use short-term borrowings to fund other aspects of our business and operations.

Residential Loan Warehouse Facilities. One source of our short-term debt financing is secured borrowings under residential loan warehouse facilities that are in place with five different financial institution counterparties. Under these five warehouse facilities, we had an aggregate borrowing limit of $1.4 billion at June 30, 2014; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.

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

FHLB Borrowing Facility. Another source of debt financing is secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, through a borrowing facility with the Federal Home Loan Bank of Chicago (“FHLBC”) that was put into place in July 2014. Under this borrowing facility, we do not have an aggregate borrowing limit; however, any request we make to borrow funds under this facility may be declined for any reason. Borrowings under this facility are secured by our pledge of residential and commercial mortgage loans, other agency and private-label residential mortgage backed securities, cash and cash equivalents, and capital stock of FHLBC held by RWT Financial. Similar to the uncommitted warehouse and securities repurchase facilities described herein, under this facility we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. The margin call provisions and financial covenants included in this facility are further described below under the headings “–Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing” and “–Financial Covenants Associated With Short-Term Debt and Other Debt Financing.” When we use this facility to incur debt we are exposed to the market, credit, liquidity, and other types of risks described above with respect to residential loan warehouse and securities repurchase facilities.

Financial Covenants Associated With Short-Term Debt and Other Debt Financing

Set forth below is a summary of the financial covenants associated with our short-term debt and other debt financing facilities.

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with five different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at June 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

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

•

Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at June 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

¡	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

¡	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

¡	Maintenance of a minimum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.

•

Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility that we have in place with a financial institution counterparty. Financial covenants included in this facility are as follows and at June 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

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

•

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. Financial covenants included in this facility are as follows and at June 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

¡	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

¡	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

¡	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity at Redwood

•

FHLB Borrowing Facility. As noted above, a wholly-owned subsidiary of ours, RWT Financial, also maintains a borrowing facility with the FHLBC, which is secured by, among other things, our pledge of residential and commercial mortgage loans, and agency and private-label residential mortgage backed securities. The types of financial covenants included in this borrowing facility are generally a subset of the covenants summarized above and also include a financial covenant:

¡	Maintenance by RWT Financial of a specified amount of unencumbered assets eligible to be pledged to FHLBC.

As noted above, at June 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at June 30, 2014 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at June 30, 2014 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $800 million in additional recourse indebtedness.

Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing

•

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with five different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the three months ended June 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from creditors under these warehouse facilities:

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

•

Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the three months ended June 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from creditors under these repurchase facilities:

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

•

Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility we have in place with a financial institution counterparty. This facility includes the margin call provisions described below and during the three months ended June 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from the creditor under this facility:

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

•

Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the three months ended June 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from this creditor under this line of credit:

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

•

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. This facility includes the margin call provisions described below during the three months ended June 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from the creditor under this facility:

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

•

FHLB Borrowing Facility. As noted above, a wholly-owned subsidiary of ours, RWT Financial, also maintains a borrowing facility with the FHLBC, which is secured by, among other things, our pledge of residential and commercial mortgage loans, and agency and private-label residential mortgage backed securities. The types of financial covenants included in this borrowing facility are generally a subset of the covenants summarized above.

¡

If we become aware or have reason to believe that the collateral value of our qualifying collateral has fallen below the required collateral maintenance level (based on information, including but not limited to, updated appraisals, revised model valuations and information obtained in connection with our evaluation of our loan loss reserves), or that a contingency exists which with the lapse of time would result in our failing to meet the collateral maintenance level, or if any collateral ceases to be qualifying collateral, we must deliver additional qualifying collateral sufficient to maintain the required collateral maintenance level.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements.

Contractual Obligations

The following table presents our contractual obligations and commitments at June 30, 2014, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 31 – Contractual Obligations and Commitments

June 30, 2014	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,718	$-	$-	$-	$1,718
Convertible notes	-	-	288	-	288
Anticipated interest payments on convertible notes	13	27	13	-	53
Commercial borrowings	-	53	-	-	53
Anticipated interest payments on commercial borrowings	3	-	-	-	3
Other long-term debt	-	-	-	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	166	213
Accrued interest payable	5	-	-	-	5
Operating leases	3	6	3	2	14

Total Redwood Obligations and Commitments	$1,751	$105	$323	$308	$2,487

Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$-	$19	$-	$1,780	$1,799
Anticipated interest payments on ABS (3)	27	69	92	374	562
Accrued interest payable	2	-	-	-	2

Total Obligations of Entities Consolidated for Financial Reporting Purposes	29	88	92	2,154	2,363

Total Consolidated Obligations and Commitments	$1,780	$193	$415	$2,462	$4,850

(1)	Includes anticipated interest payments related to hedges.
(2)

All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)

The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at June 30, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and the possible effects of changes in estimates on our financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors.

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

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned at Redwood, Consolidated Sequoia Entities, and the Commercial Securitization, was $12 million at June 30, 2014. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $2 million and $3 million for the six months ended June 30, 2014 and 2013, respectively.

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

Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value

Our residential and commercial loans held-for-sale on our consolidated balance sheet at June 30, 2014, were being held for future securitizations or sales and expected to be sold to non-consolidated securitization entities or third parties. At the time of purchase, we typically elect the fair value option for these loans. For residential and commercial loans for which we have elected the fair value option, changes in fair values are recorded in mortgage banking activities, net, through the consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.

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

There have been no changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of June 30, 2014, the FHLB-Seattle has received approximately $115.3 million of principal and $11.0 million of interest payments in respect of the Seattle Certificate. As of June 30, 2014, the Seattle Certificate had a remaining outstanding principal amount of approximately $18.0 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of June 30, 2014, Schwab has received approximately $12.8 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. As of June 30, 2014, the Schwab Certificate had a remaining outstanding principal amount of approximately $2.0 million. SRF has denied Schwab’s allegations. This case is in discovery, and no trial date has been set. We intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB-Chicago”) filed a complaint in the Circuit Court of Cook County, Illinois (case number 10-CH-45033) against SRF and more than 45 other named defendants (collectively, the “FHLB-Chicago Defendants”) alleging that the FHLB-Chicago Defendants made false or misleading statements in offering materials for various RMBS sold or issued by the FHLB-Chicago Defendants or entities controlled by them. FHLB-Chicago subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF, the FHLB-Chicago alleges that SRF, Redwood Trust, Inc., and RWT Holdings, Inc. made false or misleading statements in the offering materials for two mortgage pass-through certificates (the “Chicago Certificates”) issued in the Sequoia Mortgage Trust 2006-1 securitization transaction (the “2006-1 RMBS”) and purchased by the FHLB-Chicago. The complaint alleges that the alleged misstatements concern, among other things, the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2006-1 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, (4) ratings assigned to the Chicago Certificates, and (5) due diligence performed on these mortgage loans. The FHLB-Chicago alleges claims under Illinois Securities Law (815 ILCS Sections 5/12(F)-(H)) and North Carolina Securities Law (N.C.G.S.A. §78A-8(2) & §78A-56(a)) as well as a claim for negligent misrepresentation under Illinois common law. On some of the causes of action, the FHLB-Chicago seeks to rescind the purchase of the Chicago Certificates and to collect interest on the original purchase prices at the statutory interest rate of 10% per annum from the dates of original purchase (net of interest received). On one cause of action, the FHLB-Chicago seeks unspecified damages. The FHLB-Chicago also seeks attorneys’ fees and costs. The first of the Chicago Certificates was issued with an original principal amount of approximately $105 million and, as of June 30, 2014, the FHLB Chicago has received approximately $73.6 million of principal and $24.6 million of interest payments in respect of this Chicago Certificate. As of June 30, 2014, this Chicago Certificate had a remaining outstanding principal amount of approximately $29.8 million (after taking into account approximately $1.8 million of principal losses allocated to this Chicago Certificate). The second of the Chicago Certificates was issued with an original principal amount of approximately $379 million and, as of June 30, 2014, the FHLB Chicago has received approximately $263.7 million of principal and $83.0 million of interest payments in respect of this Chicago Certificate. As of June 30, 2014, this Chicago Certificate had a remaining outstanding principal amount of approximately $108.2 million (after taking into account approximately $6.8 million of principal losses allocated to this Chicago Certificate). SRF, Redwood Trust, Inc., and RWT Holdings, Inc. have denied FHLB-Chicago’s allegations. This case is in discovery, and no trial date has been set. Redwood agreed to indemnify the underwriters of the 2006-1 RMBS, which underwriters were also named as defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We did not repurchase any shares under this plan during the six months ended June 30, 2014. At June 30, 2014, 4,005,985 shares remained available for repurchase under our stock repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
3.2.2	First Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on May 21, 2012)
10.1*	Redwood Trust, Inc. 2014 Incentive Award Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 23, 2014)
10.2*	Form of Redwood Trust, Inc. Deferred Stock Unit Award Agreement (2014)
10.3*	Form of Redwood Trust, Inc. Performance Stock Unit Award Agreement (2014)
10.4*	Form of Redwood Trust, Inc. Restricted Stock Award Agreement (2014)
10.5*	Fifth Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of August 6, 2014
10.6*	Fifth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of August 6, 2014
10.7	Second Amendment to Lease, effective as of June 23, 2014, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant
10.8	Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of July 16, 2014
10.9	Financial Covenant Supplement to Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of July 16, 2014
10.10	Guaranty, dated July 16, 2014, given by Redwood Trust, Inc. in favor of the Federal Home Loan Bank of Chicago
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013;

(ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013;

(iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013;

Exhibit Number	Exhibit

(iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2014 and 2013;

(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and

(vi) Notes to Consolidated Financial Statements.

* Indicates exhibits that include management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date: August 8, 2014	By:	/S/ MARTIN S. HUGHES
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	By:	/S/ CHRISTOPHER J. ABATE
Christopher J. Abate
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2014	By:	/S/ COLLIN L. COCHRANE
Collin L. Cochrane
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)
3.2.2	First Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on May 21, 2012)
10.1*	Redwood Trust, Inc. 2014 Incentive Award Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 23, 2014)
10.2*	Form of Redwood Trust, Inc. Deferred Stock Unit Award Agreement (2014)
10.3*	Form of Redwood Trust, Inc. Performance Stock Unit Award Agreement (2014)
10.4*	Form of Redwood Trust, Inc. Restricted Stock Award Agreement (2014)
10.5*	Fifth Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of August 6, 2014
10.6*	Fifth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of August 6, 2014
10.7	Second Amendment to Lease, effective as of June 23, 2014, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant
10.8	Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of July 16, 2014
10.9	Financial Covenant Supplement to Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of July 16, 2014
10.10	Guaranty, dated July 16, 2014, given by Redwood Trust, Inc. in favor of the Federal Home Loan Bank of Chicago
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates exhibits that include management contracts or compensatory plans or arrangements.

Exhibit Number	Exhibit
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013;

(ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013;

(iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013;

(iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2014 and 2013;

(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and

(vi) Notes to Consolidated Financial Statements.