Form 10-Q
period 2014-09-30
REDWOOD TRUST INC
filed 2014-11-07
CIK 930236

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended: September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	83,283,922 shares outstanding as of November 3, 2014

REDWOOD TRUST, INC.

2014 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Data)
(Unaudited)	September 30, 2014	December 31, 2013

ASSETS

Residential loans, held-for-sale, at fair value	$1,502,429	$404,267
Residential loans, held-for-investment, at fair value	238,651	-
Residential loans, held-for-investment	1,546,507	1,762,167
Commercial loans, held-for-sale, at fair value	104,709	89,111
Commercial loans, held-for-investment (includes $70,712 and $0 at fair value)	393,288	343,344
Real estate securities, at fair value	1,394,985	1,682,861
Mortgage servicing rights, at fair value	135,152	64,824
Cash and cash equivalents	149,617	173,201

Total earning assets	5,465,338	4,519,775

Restricted cash	455	398
Accrued interest receivable	15,261	13,475
Derivative assets	7,756	7,787
Deferred securities issuance costs	10,190	13,453
Other assets	112,768	53,640

Total Assets (1)	$5,611,768	$4,608,528

LIABILITIES AND EQUITY

Liabilities
Short-term debt	$1,887,688	$862,763
Accrued interest payable	10,480	6,366
Derivative liabilities	38,263	18,167
Accrued expenses and other liabilities	48,239	48,704
Deferred tax liability	7,316	7,316
Asset-backed securities issued	1,656,202	1,942,962
Long-term debt (includes $66,146 and $0 at fair value)	696,902	476,467

Total liabilities (1)	4,345,090	3,362,745

Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 83,284,392 and 82,504,801 issued and outstanding	833	825
Additional paid-in capital	1,768,612	1,760,899
Accumulated other comprehensive income	159,771	148,766
Cumulative earnings	879,745	806,298
Cumulative distributions to stockholders	(1,542,283)	(1,471,005)

Total equity	1,266,678	1,245,783

Total Liabilities and Equity	$5,611,768	$4,608,528

(1)

Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At September 30, 2014 and December 31, 2013, assets of consolidated VIEs totaled $2,013,807 and $2,299,576, respectively, and liabilities of consolidated VIEs totaled $1,657,782 and $1,944,911, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2014	2013	2014	2013
Interest Income
Residential loans	$19,280	$17,027	$45,539	$53,497
Commercial loans	12,603	10,740	34,204	30,534
Real estate securities	31,461	29,649	97,062	84,480
Cash and cash equivalents	7	4	15	153

Total interest income	63,351	57,420	176,820	168,664
Interest Expense
Short-term debt	(8,441)	(5,227)	(17,409)	(13,721)
Asset-backed securities issued	(7,838)	(9,604)	(24,462)	(30,815)
Long-term debt	(7,071)	(6,894)	(21,689)	(16,908)

Total interest expense	(23,350)	(21,725)	(63,560)	(61,444)

Net Interest Income	40,001	35,695	113,260	107,220

Reversal of provision (provision) for loan losses	1,596	(1,727)	629	(493)

Net Interest Income After Provision	41,597	33,968	113,889	106,727
Noninterest Income
Mortgage banking activities, net	17,872	(8,698)	23,950	85,562
Mortgage servicing rights income, net	5,821	3,113	4,650	14,681
Other market valuation adjustments, net (1)	(3,706)	462	(13,966)	(6,099)
Realized gains, net	8,532	10,469	10,687	23,291

Total noninterest income, net	28,519	5,346	25,321	117,435
Operating expenses	(21,406)	(22,320)	(63,660)	(66,937)
Other income	1,600	-	1,600	-

Net income before provision for income taxes	50,310	16,994	77,150	157,225
(Provision for) benefit from income taxes	(5,213)	4,935	(3,703)	(9,113)

Net Income	$45,097	$21,929	$73,447	$148,112

Basic earnings per common share	$0.53	$0.26	$0.87	$1.76
Diluted earnings per common share	$0.50	$0.25	$0.84	$1.65
Regular dividends declared per common share	$0.28	$0.28	$0.84	$0.84
Basic weighted average shares outstanding	83,017,534	82,201,473	82,722,079	81,888,231
Diluted weighted average shares outstanding	96,956,232	84,422,039	85,031,130	93,233,865

(1)

For the three months ended September 30, 2014, other-than-temporary impairments were $188, all of which was recognized through the income statement. For the three months ended September 30, 2013, there were no other-than-temporary impairments. For the nine months ended September 30, 2014, other-than-temporary impairments were $4,774, of which $565 were recognized through the Income Statement and $4,209 were recognized in Accumulated Other Comprehensive Income. For the nine months ended September 30, 2013, other-than-temporary impairments were $1,666, all of which was recognized through the income statement.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2014	2013	2014	2013
Net Income	$45,097	$21,929	$73,447	$148,112
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	1,849	(633)	35,078	(29,615)
Reclassification of unrealized (gain) loss on available-for-sale securities to net income	(6,409)	(6,962)	(6,750)	(19,211)
Net unrealized (loss) gain on interest rate agreements	(3,258)	4,018	(17,454)	25,043
Reclassification of unrealized loss on interest rate agreements to net income	32	62	131	219

Total other comprehensive income (loss)	(7,786)	(3,515)	11,005	(23,564)

Total Comprehensive Income	$37,311	$18,414	$84,452	$124,548

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2014

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total

(In Thousands, Except Share Data)
(Unaudited)	Shares	Amount
December 31, 2013	82,504,801	$825	$1,760,899	$148,766	$806,298	$(1,471,005)	$1,245,783
Net income	-	-	-	-	73,447	-	73,447
Other comprehensive income	-	-	-	11,005	-	-	11,005
Issuance of common stock:
Dividend reinvestment & stock purchase plans	336,810	4	6,051	-	-	-	6,055
Employee stock purchase and incentive plans	442,781	4	(7,272)	-	-	-	(7,268)
Non-cash equity award compensation	-	-	8,934	-	-	-	8,934
Common dividends declared	-	-	-	-	-	(71,278)	(71,278)

September 30, 2014	83,284,392	$833	$1,768,612	$159,771	$879,745	$(1,542,283)	$1,266,678

For the Nine Months Ended September 30, 2013

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total

(In Thousands, Except Share Data)
(Unaudited)	Shares	Amount
December 31, 2012	81,716,416	$817	$1,744,554	$138,332	$633,052	$(1,376,591)	$1,140,164
Net income	-	-	-	-	148,112	-	148,112
Other comprehensive income (loss)	-	-	-	(23,564)	-	-	(23,564)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	374,371	4	7,073	-	-	-	7,077
Employee stock purchase and incentive plans	297,715	3	(5,390)	-	-	-	(5,387)
Non-cash equity award compensation	-	-	11,443	-	-	-	11,443
Common dividends declared	-	-	-	-	-	(70,675)	(70,675)

September 30, 2013	82,388,502	$824	$1,757,680	$114,768	$781,164	$(1,447,266)	$1,207,170

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Nine Months Ended September 30,
(Unaudited)	2014	2013
Cash Flows From Operating Activities:
Net income	$73,447	$148,112
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(26,248)	(18,060)
Depreciation and amortization of non-financial assets	369	310
Purchases of held-for-sale loans	(6,844,403)	(6,864,921)
Proceeds from sales of held-for-sale loans	5,328,901	6,263,058
Principal payments on held-for-sale loans	19,648	9,467
Net settlements of derivatives	(22,776)	55,694
Provision (reversal of provision) for loan losses	(629)	493
Non-cash equity award compensation expense	8,934	11,443
Market valuation adjustments, net	(1,787)	(76,425)
Realized gains, net	(10,687)	(34,322)
Net change in:
Accrued interest receivable and other assets	(57,806)	2,374
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	(266)	17,378

Net cash used in operating activities	(1,533,303)	(485,399)

Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(65,584)	(63,071)
Proceeds from sales of held-for-investment loans	-	440
Principal payments on held-for-investment loans	267,425	415,576
Purchases of real estate securities	(132,393)	(142,628)
Proceeds from sales of real estate securities	457,131	204,462
Principal payments on real estate securities	144,598	124,030
Purchase of mortgage servicing rights	(41,834)	(3,106)
Net change in restricted cash	(57)	(34)

Net cash provided by investing activities	629,286	535,669

Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	5,615,317	5,745,892
Repayments on short-term debt	(4,643,308)	(5,459,511)
Repayments on asset-backed securities issued	(286,248)	(465,986)
Deferred securities issuance costs	-	(9,184)
Proceeds from issuance of long-term debt	272,937	332,119
Repayments on long-term debt	(685)	(14)
Net settlements of derivatives	(2,507)	(9)
Net proceeds from issuance of common stock	3,840	6,452
Taxes paid on equity award distributions	(7,635)	(5,789)
Dividends paid	(71,278)	(70,675)

Net cash provided by financing activities	880,433	73,295

Net (decrease) increase in cash and cash equivalents	(23,584)	123,566
Cash and cash equivalents at beginning of period	173,201	81,080

Cash and cash equivalents at end of period	$149,617	$204,646

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$57,047	$60,394
Taxes	1,399	3,397
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$126,009	$370,498
Retention of mortgage servicing rights from loan securitizations and sales	30,962	41,128
Transfers from loans held-for-sale to loans held-for-investment	278,913	-
Transfers from residential loans to real estate owned	4,753	3,448

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 1. Redwood Trust

Redwood Trust, Inc., together with its subsidiaries, focuses on investing in mortgage- and other real estate-related assets and engaging in residential and commercial mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our residential and commercial mortgage banking activities.

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

Our residential mortgage banking segment primarily consists of operating a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale through securitization or as whole loans. Jumbo loans we acquire are typically sold through private-label securitization through our Sequoia securitization program or to institutions that acquire pools of whole loans. Conforming loans we acquire are generally sold to Fannie Mae and Freddie Mac (the “Agencies”). Our residential loan acquisitions are usually made on a flow basis, after origination by banks or mortgage companies, and are periodically augmented by bulk acquisitions. Our acquisition and accumulation of residential loans is generally funded with equity and short-term debt. This segment also includes various derivative financial instruments and IO securities retained from our Sequoia securitizations that we utilize to manage certain risks associated with residential loans we acquire. Our residential mortgage banking segment’s main source of revenue is mortgage banking income, which includes valuation increases (or gains) on the loans we acquire for sale or securitization as well as valuation changes in associated derivatives and IO securities that are used in part to manage risks associated with our mortgage banking activities. Additionally, this segment may generate interest income on loans held for future sale or securitization and interest income from IO securities. Interest expense on short-term debt used to fund the purchase of residential loans, direct operating expenses and tax provisions associated with these activities are also included in the residential mortgage banking segment.

Our residential investments segment includes a portfolio of investments in residential mortgage-backed securities retained from our Sequoia securitizations, as well as residential mortgage-backed securities issued by third parties. This segment also includes mortgage servicing rights (“MSRs”) associated with residential loans securitized through our Sequoia program or sold to third parties and MSRs purchased from third parties as well as residential loans acquired and held-for-investment. The residential investment segment’s main sources of revenue are interest income from investment portfolio securities and residential loans held-for-investment, as well as the realized gains recognized upon sales of these securities and income from MSRs. This segment also includes derivative financial instruments that we utilize to manage certain risks associated with our residential investment portfolio. Also included in this segment is interest expense on the short-term debt and asset-backed securities (“ABS”) used to partially finance certain of these securities, as well as direct operating expenses and tax provisions associated with these activities.

Our commercial mortgage banking and investments segment consists of our commercial mortgage banking operations as well as our portfolio of held-for-investment commercial real estate loans. We operate as a commercial real estate lender by originating mortgage loans and providing other forms of commercial real estate financing. This may include senior or subordinate mortgage loans, mezzanine loans, and other forms of financing, such as preferred equity interests in special purpose entities that own commercial real estate. We typically sell the senior loans we originate to third parties for securitization and the mezzanine and subordinate loans we originate are generally held for investment. This segment also includes derivative financial instruments that we utilize to manage certain risks associated with our commercial loan origination activity. Our commercial mortgage banking and investments segment’s main sources of revenue are interest income from our commercial loan investments as well as income from mortgage banking activities, which includes valuation increases (or gains) on the senior commercial loans we originate for sale as well as valuation changes in associated derivatives that are used to manage risks associated with our mortgage banking activities. Interest expense from a commercial securitization we engaged in during 2012 (“Commercial Securitization”) and from short-term and long-term debt used to fund the purchase of commercial loans as well as operating expenses and tax provisions associated with these activities are also included in the commercial mortgage banking and investments segment.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 1. Redwood Trust — (continued)

Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and using the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q.

Organization

Redwood Trust, Inc. has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable year ended December 31, 1994. We generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our operating subsidiaries” or “our taxable REIT subsidiaries” or “TRS.” Our mortgage banking activities and investments in MSRs are generally carried out through our taxable REIT subsidiaries, while our portfolio of mortgage- and other real estate-related investments is primarily held at our REIT. We generally intend to retain profits generated and taxed at our taxable REIT subsidiaries, and to distribute as dividends at least 90% of the taxable income we generate at our REIT.

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

For financial reporting purposes, the underlying loans and securities owned at the consolidated Sequoia entities, the Residential Resecuritization entity, and the Commercial Securitization entity are shown under residential and commercial loans and real estate securities on our consolidated balance sheets. The ABS issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans and securities owned at these entities and interest expense on the ABS issued by these entities.

See Note 4 for further discussion on principles of consolidation.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Fair Value Measurements

Our financial statements include assets and liabilities that are measured at their estimated fair values in accordance with GAAP. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date. We develop fair values for financial assets or liabilities based on available inputs and pricing that is observed in the marketplace. Examples of market information that we attempt to obtain include the following:

—	Quoted prices for the same or similar securities;

—	Relevant reports issued by analysts and rating agencies;

—	The current level of interest rates and any directional movements in relevant indices, such as credit risk indices;

—	Information about the performance of mortgage loans, such as delinquency and foreclosure rates, loss experience, and prepayment rates;

—	Indicative prices or yields from broker/dealers (including prices from counterparties under securities repurchase and whole-loan warehouse agreements); and,

—	Other relevant observable inputs, including nonperformance risk and liquidity premiums.

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

September 30, 2014

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

We elect the fair value option for certain residential and commercial loans, Sequoia IO securities, and MSRs. We generally elect the fair value option for residential and commercial loans that are held-for-sale, due to our intent to sell or securitize the loans in the near-term. We generally elect the fair value option for Sequoia IO securities as we use these in part to hedge certain risks associated with our residential loans held-for-sale. We elect the fair value option for our MSRs in order to reflect the current value of these investments in our financial position and results each period. We also elect the fair value option for certain secured borrowings we may recognize when the sale of commercial loans do not meet the sale criteria in ASC 860.

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

Residential and Commercial Loans — Held-for-Investment

Residential Loans — At Fair Value

Certain loans that were originally purchased with the intent to sell as part of our residential mortgage banking operations, and for which we elected the fair value option at acquisition, were subsequently reclassified to held-for-investment when the loans were pledged as collateral for borrowings made from the Federal Home Loan Bank of Chicago (“FHLBC”). As of September 30, 2014, our current intention is to hold these loans for longer-term investment while they are financed by the FHLBC. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in other market valuation adjustments, net.

Commercial Loans — At Fair Value

We may elect the fair value option for senior commercial mortgage loans that we originate or acquire that are bifurcated into a senior portion that is sold to a third party and a junior portion that we retain as an investment. When the transfer of the senior portion does not meet the criteria for sale treatment under GAAP, the entire loan (the senior and junior portions) remains on our consolidated balance sheet, and we account for the transfer of the senior portion as a secured borrowing liability. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

September 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, certain delinquent loans have been modified and additional loans may be modified in the future. Loan modifications may include, but are not limited to: (i) conversion of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reduction in the contractual interest rate of a mortgage loan; (iii) forgiveness of a portion of the contractual interest and/or principal amounts owed on a mortgage loan; and, (iv) extension of the contractual maturity of a mortgage loan. We evaluate all loan modifications performed by servicers to determine if they constitute troubled debt restructurings (“TDRs”) according to GAAP. If a loan is determined to be a TDR, it is removed from the general loan pools used for calculating allowances for loan losses and assessed for impairment on an individual basis based upon any adverse change in the expected future cash flows resulting from the modification. This difference is recorded to the provision for loan losses in our consolidated statements of income.

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

September 30, 2014

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

Repurchase Reserves

We sell residential mortgage loans to various parties, including (1) securitization trusts, (2) the Agencies, and (3) banks and other financial institutions that purchase mortgage loans. We also purchase mortgage servicing rights. We may be required to repurchase residential mortgage loans we have sold, or loans associated with MSRs we own, in the event of a breach of specified contractual representations and warranties made in connection with these sales and purchases. We do not originate residential mortgage loans and believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans. However, in some cases, such as where loans were acquired from companies that have since become insolvent, we may be required to repurchase loans.

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

See Note 15 for further discussion on the residential repurchase reserve.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Interest income on AFS securities is accrued based on their outstanding principal balance and contractual terms and interest income is recognized based on the security’s effective interest rate. In order to calculate the effective interest rate, we must project cash flows over the remaining life of each security and make assumptions with regards to interest rates, prepayment rates, the timing and amount of credit losses, and other factors. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our own judgments about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield and interest income recognized on these securities or in the recognition of OTTI as discussed below.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

September 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

September 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

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

CMBX Credit Default Index Swaps

CMBX credit default index swaps are derivative instruments that reference an index reflecting the performance of specified tranches from selected commercial mortgage-backed securities (“CMBS”) transactions. Transacting in CMBX credit default index swaps enables us to hedge certain financial risks we are exposed to as we originate senior commercial mortgage loans in anticipation of the sale of these loans into CMBS transactions.

Loan Purchase and Forward Sale Commitments

We use the term LPCs to refer to agreements with third-party residential loan originators to purchase residential loans at a future date that qualify as a derivative under GAAP and we use the term FSCs to refer to agreements with third-parties to sell residential loans at a future date that also qualify as derivatives under GAAP. LPCs and FSCs are recorded at their estimated fair values on our consolidated balance sheets and changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities, net.

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

September 30, 2014

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Long-Term Debt

FHLBC Borrowings

FHLBC borrowings include amounts borrowed, also referred to as “advances,” from the Federal Home Loan Bank of Chicago that are secured by eligible collateral, including, but not limited to, residential mortgage loans and residential mortgage-backed securities. FHLBC borrowings are carried at their unpaid principal balance and interest on advances is paid every 13 weeks from when each respective advance is made. If the value (as determined by the FHLBC) of the collateral securing those borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the FHLBC may foreclose upon the collateral and pursue any outstanding debt amount from us. Individual advances can be made with maturities ranging from one day to 30 years.

Commercial Long-term Debt

Commercial long-term debt includes borrowings under a master repurchase agreement that, as of the date reported, expires in more than one year with a financial institution counterparty. Beginning in the third quarter of 2014, amounts previously classified as commercial long-term debt were reclassified to short-term debt due to the associated agreement expiring in less than one year as of September 30, 2014.

Commercial Secured Borrowings

Commercial secured borrowings represent liabilities recognized in association with cash received from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under ASC 860 and were accounted for as financings. We elect the fair value option for these secured borrowings and they are held at their estimated fair value on our consolidated balance sheets. These amounts do not represent legal obligations of Redwood and we are not required to make interest payments on these borrowings.

Convertible Notes

Convertible notes include unsecured convertible senior notes and are carried at their unpaid principal balance. Interest on the notes is payable semiannually and the notes mature on April 15, 2018. If converted by a holder, upon conversion the holder of the notes would receive shares of our common stock.

Trust Preferred Securities and Subordinated Notes

Trust preferred securities and subordinated notes are carried at their unpaid principal balance. This long-term debt is unsecured and interest is paid quarterly until it is redeemed in whole or matures at a future date.

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

September 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income less income allocated to participating securities (as described herein). Diluted EPS is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of share-based payment awards. In addition, if the assumed conversion of convertible notes to common shares is dilutive, diluted EPS is adjusted by adding back the periodic interest expense associated with dilutive convertible debt to net income and adding the shares issued in an assumed conversion to the diluted share count.

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

September 30, 2014

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

September 30, 2014

(Unaudited)

Note 3. Summary of Significant Accounting Policies — (continued)

The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at September 30, 2014 and December 31, 2013.

Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)
September 30, 2014 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets (2)
Interest rate agreements	$2,892	$-	$2,892	$(1,033)	$(1,150)	$709
Credit default index swaps	2,372	-	2,372	-	(375)	1,997
TBAs	1,496	-	1,496	(1,484)	-	12

Total Assets	$6,760	$-	$6,760	$(2,517)	$(1,525)	$2,718

Liabilities (2)
Interest rate agreements	$(34,449)	$-	$(34,449)	$1,033	$33,416	$-
TBAs	(3,298)	-	(3,298)	1,484	1,267	(547)
Futures	(411)	-	(411)	-	411	-
Loan warehouse debt	(1,241,074)	-	(1,241,074)	1,241,074	-	-
Security repurchase agreements	(646,614)	-	(646,614)	646,614	-	-

Total Liabilities	$(1,925,846)	$-	$(1,925,846)	$1,890,205	$35,094	$(547)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

For each category of financial instrument set forth in the table above, the assets and liabilities resulting from individual transactions within that category between us and a counterparty are subject to a master netting arrangement or similar agreement with that counterparty that provides for individual transactions to be treated as a single transaction. For certain categories of these instruments, some of our transactions are cleared and settled through one or more clearinghouses that are substituted as our counterparty and references herein to master netting arrangements or similar agreements include the arrangements and agreements governing the clearing and settlement of these transactions through the clearinghouses. In the event of the termination and close-out of any of those transactions, the corresponding master netting arrangement or similar agreement provides for settlement on a net basis and for settlement to include the proceeds of the liquidation of any corresponding collateral, subject to certain limitations on termination, settlement, and liquidation of collateral that may apply in the event of the bankruptcy or insolvency of a party that should not inhibit the eventual practical realization of the principal benefits of those transactions or the corresponding master netting arrangement or similar agreement and any corresponding collateral.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 4. Principles of Consolidation

GAAP requires us to consider whether securitizations we sponsor and other transfers of financial assets should be treated as sales or financings, as well as whether any VIEs that we hold variable interests in – for example, certain legal entities often used in securitization and other structured finance transactions – should be included in our consolidated financial statements. The GAAP principles we apply require us to reassess our requirement to consolidate VIEs each quarter and therefore our determination may change based upon new facts and circumstances pertaining to each VIE. This could result in a material impact to our consolidated financial statements during subsequent reporting periods.

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

Assets and Liabilities of Consolidated VIEs at September 30, 2014

September 30, 2014 (Dollars in Thousands)	Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total
Residential loans, held-for-investment	$1,546,507	$-	$-	$1,546,507
Commercial loans, held-for-investment	-	-	204,741	204,741
Real estate securities, at fair value	-	233,311	-	233,311
Restricted cash	147	-	138	285
Accrued interest receivable	1,882	506	1,527	3,915
Other assets	3,349	-	21,699	25,048

Total Assets	$1,551,885	$233,817	$228,105	$2,013,807

Accrued interest payable	$1,034	$7	$539	$1,580
Asset-backed securities issued	1,484,751	56,508	114,943	1,656,202

Total Liabilities	$1,485,785	$56,515	$115,482	$1,657,782

Number of VIEs	24	1	1	26

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Analysis of Unconsolidated VIEs with Continuing Involvement

Since 2012, we have transferred residential loans to 21 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets.

The following table presents information related to securitization transactions that occurred during the three and nine months ended September 30, 2014 and 2013.

Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Principal balance of loans transferred	$635,608	$1,210,604	$982,913	$5,253,314
Trading securities retained, at fair value	1,680	8,702	71,243	100,552
AFS securities retained, at fair value	39,330	71,527	59,757	278,622
MSRs recognized	4,356	12,514	6,542	41,128

Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party servicer to perform) and the receipt of interest income associated with the securities we retained. The following table summarizes the cash flows between us and the unconsolidated VIEs sponsored by us during the three and nine months ended September 30, 2014 and 2013.

Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Cash proceeds	$610,167	$507,202	$877,943	$4,366,556
MSR fees received	3,571	3,160	10,618	6,235
Funding of compensating interest	(68)	(152)	(144)	(415)
Cash flows received on retained securities	16,190	15,656	44,417	30,606

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 4. Principles of Consolidation — (continued)

The following table presents the key weighted-average assumptions to measure MSRs at the date of securitization.

MSR Assumptions Related to Unconsolidated VIEs Sponsored by Redwood

Issued During
	Three Months Ended September 30,		Nine Months Ended September 30,
At Date of Securitization	2014	2013	2014	2013

Prepayment speeds	5 - 16%	5 - 8%	5 - 16%	5 - 13%
Discount rates	11%	12%	11%	12%

The following table presents additional information at September 30, 2014 and December 31, 2013, related to unconsolidated securitizations accounted for as sales since 2012.

Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	September 30, 2014	December 31, 2013
On-balance sheet assets, at fair value:
Interest-only and senior securities, classified as trading	$100,613	$110,505
Senior and subordinate securities, classified as AFS	441,835	405,415
Maximum loss exposure (1)	542,448	515,920
Assets transferred:
Principal balance of loans outstanding	7,173,303	6,627,874
Principal balance of delinquent loans 30+ days delinquent	16,482	14,587

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

September 30, 2014

(Unaudited)

Note 4. Principles of Consolidation — (continued)

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at September 30, 2014 and December 31, 2013.

Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

September 30, 2014 (Dollars in Thousands)	MSRs	Senior Securities	Subordinate Securities
Fair value at June 30, 2014	$59,890	$100,613	$441,835
Expected life (in years) (1)	7	6	10

Prepayment speed assumption (annual CPR) (1)	12%	9%	10%
Decrease in fair value from:
10% adverse change	$2,454	$4,552	$404
25% adverse change	5,589	10,470	2,058

Discount rate assumption (1)	11%	7%	9%
Decrease in fair value from:
100 basis point increase	$2,381	$4,444	$33,310
200 basis point increase	4,568	8,528	62,862

Credit loss assumption (1)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$144	$3,132
25% higher losses	N/A	349	7,779

December 31, 2013 (Dollars in Thousands)	MSRs	Senior Securities	Subordinate Securities
Fair value at December 31, 2013	$60,318	$110,505	$405,415
Expected life (in years) (1)	8	7	11

Prepayment speed assumption (annual CPR) (1)	8%	10%	11%
Decrease in fair value from:
10% adverse change	$1,649	$5,773	$1,658
25% adverse change	4,218	13,555	4,354

Discount rate assumption (1)	11%	5%	6%
Decrease in fair value from:
100 basis point increase	$2,468	$5,632	$30,644
200 basis point increase	4,828	10,757	57,836

Credit loss assumption (1)	N/A	0.23%	0.23%
Decrease in fair value from:
10% higher losses	N/A	$70	$1,369
25% higher losses	N/A	175	3,420

(1)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 4. Principles of Consolidation — (continued)

Analysis of Third-Party VIEs

Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at September 30, 2014, grouped by collateral type.

Third-Party Sponsored VIE Summary

(In Thousands)	September 30, 2014
Residential real estate securities at Redwood
Senior	$552,793
Re-REMIC	176,117
Subordinate	123,626

Total Investments in Third-Party Real Estate Securities	$852,536

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

The following table presents commercial loan transfers accounted for as secured borrowings for the three and nine months ended September 30, 2014.

Loan Transfers Accounted for as Secured Borrowings

(In Thousands)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Principal balance	$-	$63,375
Cash proceeds	-	65,048

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Residential loans, held-for-sale
At fair value	$1,501,252	$1,501,252	$402,602	$402,602
At lower of cost or fair value	1,502	1,662	1,665	1,817
Residential loans, held-for-investment, at fair value	238,326	238,326	-	-
Residential loans, held-for-investment	1,546,507	1,447,463	1,762,167	1,610,024
Commercial loans, held-for-sale	175,421	175,421	89,111	89,111
Commercial loans, held-for-investment
At fair value	70,712	70,712	-	-
At amortized cost	322,576	328,076	343,344	348,305
Trading securities	108,750	108,750	124,555	124,555
Available-for-sale securities	1,286,235	1,286,235	1,558,306	1,558,306
MSRs	135,152	135,152	64,824	64,824
Cash and cash equivalents	149,617	149,617	173,201	173,201
Restricted cash	455	455	398	398
Accrued interest receivable	15,261	15,261	13,475	13,475
Derivative assets	7,756	7,756	7,787	7,787
REO (1)	3,349	3,407	3,661	4,084
Margin receivable (1)	56,217	56,217	31,149	31,149
Other collateral posted (1)	5,000	5,000	5,000	5,000

Liabilities
Short-term debt	$1,887,688	$1,887,688	$862,763	$862,763
Accrued interest payable	10,480	10,480	6,366	6,366
Derivative liabilities	38,263	38,263	18,167	18,167
ABS issued	1,656,202	1,548,795	1,942,962	1,746,906
FHLBC Borrowings	203,756	203,756	-	-
Commercial long-term debt	-	-	49,467	49,467
Commercial secured borrowings	66,146	66,146	-	-
Convertible notes	287,500	285,344	287,500	299,719
Other long-term debt	139,500	101,835	139,500	111,600

(1)	These assets are included in Other Assets on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

We elected the fair value option for $3.31 billion and $6.12 billion of residential loans (principal balance) and $340 million and $609 million of commercial loans (principal balance) we acquired during the three and nine months ended September 30, 2014, respectively. We also elected the fair value option for $65 million of commercial secured borrowings we recorded during the nine months ended September 30, 2014. We anticipate electing the fair value option for all future purchases of residential loans and commercial senior loans that we intend to sell to third parties or transfer to securitizations.

The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at September 30, 2014, as well as the fair value hierarchy of the valuation inputs used to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2014

September 30, 2014	Carrying	Fair Value Measurements Using
(In Thousands)	Value	Level 1	Level 2	Level 3
Assets
Residential loans, at fair value	$1,739,578	$-	$399,145	$1,340,433
Commercial loans, at fair value	175,421	-	-	175,421
Trading securities	108,750	-	-	108,750
Available-for-sale securities	1,286,235	-	-	1,286,235
MSRs	135,152	-	-	135,152
Derivative assets	7,756	1,496	5,327	933

Liabilities
Derivative liabilities	38,263	3,709	34,472	82
Commercial secured borrowings	66,146	-	-	66,146

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2014.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets						Liabilities
(In Thousands)	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Derivatives (1)	Commercial Secured Borrowings
Beginning balance - December 31, 2013	$391,100	$89,111	$124,555	$1,558,306	$64,824	$(379)	$-
Principal paydowns	(20,728)	(3,684)	(5,848)	(138,751)	-	-	(1,081)
Discount accretion	-	-	-	32,774	-	-	-
Gains (losses) in net income, net	35,971	14,986	(15,041)	9,389	(5,944)	6,434	2,179
Unrealized gains in OCI, net	-	-	-	28,328	-	-	-
Acquisitions	3,557,753	611,624	66,253	192,151	76,272	-	65,048
Sales	(2,621,349)	(536,671)	(61,169)	(395,962)	-	-	-
Other settlements, net	(2,314)	55	-	-	-	(5,204)	-

Ending balance - September 30, 2014	$1,340,433	$175,421	$108,750	$1,286,235	$135,152	$851	$66,146

(1) For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at September 30, 2014 and 2013. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and nine months ended September 30, 2014 and 2013 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2014 and 2013 Included in Net Income

	Included in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Assets
Residential loans, at fair value	$7,280	$(1,864)	$8,524	$(3,088)
Commercial loans, at fair value	2,009	831	2,009	831
Trading securities	(1,882)	(1,525)	(16,033)	28,491
Available-for-sale securities	(188)	-	(434)	940
MSRs	3,509	1,344	(3,184)	12,561

Liabilities
Loan purchase commitments	932	-	932	-
Commercial secured borrowing	(420)	-	1,339	-

The following table presents information on assets recorded at fair value on a non-recurring basis at September 30, 2014. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our balance sheet at September 30, 2014.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at September 30, 2014

					Gain (Loss) for
September 30, 2014	Carrying	Fair Value Measurements Using			Three Months Ended	Nine Months Ended
(In Thousands)	Value	Level 1	Level 2	Level 3	September 30, 2014	September 30, 2014
Assets
Residential loans, at lower of cost or fair value	$1,106	$-	$-	$1,106	$1	$(1)
REO	1,944	-	-	1,994	0	(133)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2014 and 2013.

Market Valuation Adjustments, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Mortgage banking activities
Residential loans, at fair value	$13,446	$(10,804)	$34,554	$(17,339)
Commercial loans, at fair value	4,305	3,171	13,644	2,826
Trading securities	(1,332)	(1,866)	(14,419)	36,399
Derivative instruments, net	(2,404)	442	(18,159)	51,009
Loan purchase and forward sale commitments	2,487	-	6,077	-

Total mortgage banking activites (1)	16,502	(9,057)	21,697	72,895

MSRs	2,321	460	(5,944)	9,628
Other
Residential loans, at lower of cost or fair value	43	(11)	54	68
Held-for-investment loans at fair value	(991)	-	(991)	-
Trading securities	(577)	540	(653)	(4,168)
Impairments on AFS securities	(188)	-	(565)	(1,666)
REO	(361)	(76)	(825)	(407)
Other derivative instruments, net	(1,632)	9	(10,986)	74

Total other	(3,706)	462	(13,966)	(6,099)

Total Market Valuation Adjustments, Net	$15,117	$(8,135)	$1,787	$76,425

(1)	Income from mortgage banking activities presented above does not include fee income or provisions for repurchases that is a component of mortgage banking income presented on our consolidated statements of income as these amounts do not represent a market valuation adjustment.

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

September 30, 2014

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

September 30, 2014

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.

Fair Value Methodology for Level 3 Financial Instruments

September 30, 2014 (Dollars in Thousands)	Fair Value	Unobservable Input	Range	Weighted Average
Assets
Residential loans, at fair value:
Loans priced to securitization or priced to whole loan market and uncommitted to sell	$758,501	Discount rate	4 - 5%	4%
		Prepayment rate	8 - 8%	8%
		Default rate	1 - 1%	1%
		Loss severity	20 - 20%	20%
		Credit support	8 - 8%	8%
		Spread to securitization	38 - 38 bps	38 bps
		Credit spread	118 - 173 bps	129 bps

Loans priced to whole loan market, committed to sell	581,932	Pool fallout assumption	10 bps - 10 bps	10 bps

Residential loans, at lower of cost or fair value	1,106	Loss severity	15-28%	21%

Commercial loans, at fair value	175,421	Credit spread	152 bps - 152 bps	152 bps
		Credit support	24 - 24%	24%

Trading and AFS securities	1,394,985	Discount rate	4 - 12%	6%
		Prepayment speed	1 - 35%	12%
		Default rate	0 - 35%	8%
		Loss severity	20 - 64%	35%
		Credit support	0 - 88%	6%

MSRs	135,152	Discount rate	8 - 11%	10%
		Prepayment rate	4 - 60%	10%

REO	1,994	Loss severity	13 - 96%	34%

Loan purchase commitments, net (1)	851	MSR Multiple	1 - 5x	4x
		Pullthrough rate	58 - 99%	82%
Liabilities
Commercial secured financing	66,146	Credit spread	152 bps - 152 bps	152 bps
		Credit support	24 - 24%	24%

(1) For the purpose of this presentation loan purchase commitment assets and liabilities are presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Residential loans

Estimated fair values for residential loans are determined based on either an exit price to securitization or the whole loan market. For loans valued based on an exit to securitization, significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the limited availability of market quotes on newly issued Residential Mortgage-Backed Securities and related inputs. Relevant market indicators that are factored into the analyses include third-party RMBS sales, pricing points for secondary sales of RMBS we have issued in past periods, yields for RMBS issued by government sponsored enterprises, indexed swap yields, credit rating agency guidance on expected credit enhancement levels for newly issued RMBS transactions, interest rates, and prepayment speeds (Level 3).

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

Estimated fair values for mezzanine commercial loans are determined by both market comparable pricing and discounted cash flow analysis valuation techniques (Level 3). Our discounted cash flow models utilize certain significant unobservable inputs including the underwritten net operating income and debt coverage ratio assumptions and actual performance relative to those underwritten metrics as well as estimated market discount rates. A decrease in these unobservable inputs will reduce the estimated fair value of the commercial loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

Real estate securities

Real estate securities primarily include residential mortgage-backed securities that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators that are factored into the analyses include bid/ask spreads, the amount and timing of credit losses, interest rates, and prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate, loss severity and credit support. The estimated fair value of our securities would generally decrease based upon an increase in serious delinquencies or loss severities, or a decrease in prepayment speeds or credit support.

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at September 30, 2014, we received dealer price indications on 81% of our securities, representing 94% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 2% of the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

Derivative assets and liabilities

Our derivative instruments include swaps, swaptions, TBAs, financial futures, CMBX credit default index swaps, LPCs, and FSCs. Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. TBA and financial futures fair values are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2). CMBX credit default index swaps are generally obtained using quoted prices; however, they are not always actively traded (Level 2). LPC fair values are estimated based on quoted Agency MBS prices, estimates of the fair value of the MSRs we expect to retain in the sale of the loans, and the probability that the mortgage loan will be purchased (Level 3). FSC fair values are obtained using quoted Agency prices. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2).

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

As part of our MSR valuation process, we received a valuation estimate from a third-party valuations group. In the aggregate, our internal valuation of the MSRs was less than 1% lower than the third-party valuation at September 30, 2014.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

As part of our ABS issued valuation process, we also request and consider indications of value from third-party securities dealers. For purposes of pricing our ABS issued at September 30, 2014, we received dealer price indications on 42% of our ABS issued. In the aggregate, our internal valuations of the ABS issued for which we received dealer price indications were within 1% of the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 5. Fair Value of Financial Instruments — (continued)

FHLBC Borrowings

FHLBC borrowings include amounts borrowed from the Federal Home Loan Bank of Chicago that are secured by residential mortgage loans or residential mortgage-backed securities. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 1).

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

Note 6. Residential Loans

We acquire residential loans from third-party originators. The following table summarizes the classifications and carrying value of the residential loans owned at Redwood and at consolidated Sequoia Entities at September 30, 2014 and December 31, 2013.

September 30, 2014 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value - Conforming	$399,145	$-	$399,145
Fair value - Jumbo	1,101,782	-	1,101,782
Lower of cost or fair value	1,502	-	1,502
Held-for-investment
Fair value - Jumbo	238,651	-	238,651
At amortized cost	-	1,546,507	1,546,507

Total Residential Loans	$1,741,080	$1,546,507	$3,287,587

December 31, 2013 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value - Conforming	$11,502	$-	$11,502
Fair value - Jumbo	391,100	-	391,100
Lower of cost or fair value	1,665	-	1,665
Held-for-investment, at amortized cost	-	1,762,167	1,762,167

Total Residential Loans	$404,267	$1,762,167	$2,166,434

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 6. Residential Loans — (continued)

As of September 30, 2014, we owned mortgage servicing rights associated with $1.61 billion of consolidated residential loans purchased form third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our balance sheet. We contract with a licensed sub-servicer that performs servicing functions for these loans.

Residential Loans Held-for-Sale

Residential Loans at Fair Value

At September 30, 2014, we held 2,862 residential loans at fair value, with an aggregate outstanding principal balance of $1.46 billion and an aggregate fair value of $1.50 billion. During the three and nine months ended September 30, 2014, we purchased $3.31 billion and $6.12 billion (principal balance) of residential loans, respectively, for which we elected the fair value option. During the three and nine months ended September 30, 2014, we recorded $13 million and $35 million of positive valuation adjustments, respectively, on fair value residential loans through mortgage banking activities, net, a component of our consolidated income statement. At December 31, 2013, we held 537 residential loans at fair value, with an aggregate outstanding principal balance of $399 million and an aggregate fair value of $403 million.

Residential Loans at Lower of Cost or Fair Value

At September 30, 2014, we held nine residential loans at lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $2 million. At December 31, 2013, we held 10 residential loans at lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $2 million. During the three and nine months ended September 30, 2014, we recorded valuation adjustments for residential loans held-for-sale of positive $43 thousand and $54 thousand, respectively.

Residential Loans Held-for-Investment

Residential Loans at Fair Value

During the three months ended September 30, 2014, we transferred loans with a principal balance of $235 million and a fair value of $241 million from held-for-sale at fair value to held-for-investment at fair value. As of September 30, 2014, these loans were pledged as collateral under the FHLBC borrowing agreement and our current intention is to hold these loans for investment.

Residential Loans at Amortized Cost

The following table details the carrying value for residential loans held-for-investment at amortized cost at September 30, 2014 and December 31, 2013. These loans are owned at Sequoia securitization entities that we consolidate for financial reporting purposes.

(In Thousands)	September 30, 2014	December 31, 2013
Principal balance	$1,554,876	$1,770,803
Unamortized premium, net	13,540	16,791

Recorded investment	1,568,416	1,787,594
Allowance for loan losses	(21,909)	(25,427)

Carrying Value	$1,546,507	$1,762,167

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 6. Residential Loans — (continued)

Of the $1.55 billion of principal balance and $14 million of unamortized premium on loans held-for-investment at September 30, 2014, $629 million of principal balance and $8 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During the nine months ended September 30, 2014, 14% of these residential loans prepaid and we amortized 23% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal balance was $929 million and the unamortized premium was $5 million. During the nine months ended September 30, 2014, 11% of these loans prepaid and we amortized 13% of the premium.

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

Credit Characteristics of Residential Loans Held-for-Investment

As a percentage of our recorded investment, 99% of residential loans held-for-investment at September 30, 2014, were first lien, predominately prime-quality loans at the time of origination. The remaining 1% of loans were second lien, home equity lines of credit. The weighted average original LTV ratio for our residential loans held-for-investment outstanding at September 30, 2014, was 66%. The weighted average FICO score for the borrowers of these loans was 733 at the time the loans were originated.

We consider the year of origination of our residential loans held-for-investment to be a general indicator of credit performance as loans originated in specific years have often possessed similar product and credit characteristics. The following table displays our recorded investment in residential loans held-for-investment at September 30, 2014 and December 31, 2013, organized by year of origination.

(In Thousands)	September 30, 2014	December 31, 2013
2003 & Earlier	$758,768	$881,364
2004	459,050	513,458
2005	59,946	62,675
2006	138,263	149,776
2007	-	-
2008	-	-
2009	19,273	25,860
2010	80,209	92,728
2011	52,907	61,733

Total Recorded Investment	$1,568,416	$1,787,594

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 6. Residential Loans — (continued)

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$23,972	$23,150	$25,427	$28,504
Charge-offs, net	(1,355)	(818)	(2,833)	(3,363)
(Reversal of provision) provision for loan losses	(708)	883	(685)	(1,926)

Balance at End of Period	$21,909	$23,215	$21,909	$23,215

During each of the three months ended September 30, 2014 and 2013, there were $1 million of charge-offs of residential loans that reduced our allowance for loan losses. These charge-offs were from $6 million and $3 million of defaulted loan principal, respectively. During each of the nine months ended September 30, 2014 and 2013, there were $3 million of charge-offs of residential loans that reduced our allowance for loan losses. These charge-offs arose from $14 million and $10 million of defaulted loan principal, respectively.

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

The following table summarizes the balances for loans collectively evaluated for impairment at September 30, 2014 and December 31, 2013.

(In Thousands)	September 30, 2014	December 31, 2013
Principal balance	$1,539,330	$1,762,165
Recorded investment	1,553,147	1,779,161
Related allowance	20,580	24,762

The following table summarizes the recorded investment and past due status of residential loans collectively evaluated for impairment at September 30, 2014 and December 31, 2013.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
September 30, 2014	$25,885	$10,046	$73,355	$1,443,861	$1,553,147
December 31, 2013	34,187	13,248	79,010	1,652,716	1,779,161

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 6. Residential Loans — (continued)

Residential Loans Individually Evaluated for Impairment

As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, a number of loan modifications have been completed to help make mortgage loans more affordable for qualifying borrowers and potentially reduce a future impairment. For the nine months ended September 30, 2014 and 2013, all of the loan modifications determined to be TDRs were either: (i) conversions of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reductions in the contractual interest rates of a mortgage loan paired with capitalization of accrued interest; or (iii) principal forgiveness paired with interest rate reductions.

The following table presents the details of the loan modifications determined to be TDRs for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2013
TDRs
Number of modifications	8	5	22	12
Pre-modification outstanding recorded investment	$2,041	$1,144	$7,008	$2,939
Post-modification outstanding recorded investment	2,081	898	7,245	2,838
Loan modification effect on net interest income after provision and other MVA	(494)	(555)	(1,714)	(863)

TDRs that Subsequently Defaulted
Number of modifications	3	1	9	4
Recorded investment	$672	$201	$3,165	$788

If we determine that a restructured loan is a TDR, we remove it from the general loan pools used for determining the allowance for residential loan losses and assess it for impairment on an individual basis. This assessment is based primarily on whether an adverse change in the expected future cash flows resulted from the restructuring. The average recorded investment of loans for the three months ended September 30, 2014 and 2013 was $15 million and $8 million, respectively. The average recorded investment of loans individually evaluated for impairment for the nine months ended September 30, 2014 and 2013 was $12 million and $7 million, respectively. For the three months ended September 30, 2014 and 2013, we recorded interest income of $32 thousand and $81 thousand, respectively, on individually impaired loans. For the nine months ended September 30, 2014 and 2013, we recorded interest income of $99 thousand and $102 thousand, respectively, on individually impaired loans.

The following table summarizes the balances for loans individually evaluated for impairment, all of which had an allowance, at September 30, 2014 and December 31, 2013.

(In Thousands)	September 30, 2014	December 31, 2013
Principal balance	$15,546	$8,638
Recorded investment	15,269	8,433
Related allowance	1,329	665

The following table summarizes the recorded investment and past due status of residential loans individually evaluated for impairment at September 30, 2014 and December 31, 2013.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
September 30, 2014	$1,842	$1,538	$544	$11,345	$15,269
December 31, 2013	1,560	-	567	6,306	8,433

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 7. Commercial Loans

We invest in commercial loans that we originate and service as well as loans that we acquire from third-party originators. The following table summarizes the classifications and carrying value of commercial loans at September 30, 2014 and December 31, 2013.

(In Thousands)	September 30, 2014	December 31, 2013
Held-for-sale, at fair value	$104,709	$89,111
Held-for-investment
At fair value	70,712	-
At amortized cost	322,576	343,344

Total Commercial Loans	$497,997	$432,455

Of the held-for-investment commercial loans at amortized cost shown above at September 30, 2014 and December 31, 2013, $205 million and $258 million, respectively, were financed through the Commercial Securitization entity, as discussed in Note 4.

Commercial Loans Held-for-Sale

Commercial loans held-for-sale include loans we originate and intend to sell to third parties. At September 30, 2014, we held seven commercial loans at fair value, with an aggregate outstanding principal balance of $103 million and an aggregate fair value of $105 million. During the three and nine months ended September 30, 2014, we originated and funded senior commercial loans for $340 million and $578 million, respectively, and recorded $4 million and $14 million, respectively, of positive valuation adjustments on commercial loans held-for-sale through mortgage banking activities, net, a component of our consolidated income statement. At December 31, 2013, we held seven senior commercial loans at fair value, with an aggregate outstanding principal balance of $88 million and an aggregate fair value of $89 million.

Commercial Loans Held-for-Investment

Commercial Loans Held-for-Investment, at Fair Value

Commercial loans held-for-investment at fair value include certain loans we hold for investment for which we have elected the fair value option. At September 30, 2014, we held three of these commercial loans, with an aggregate outstanding principal balance of $68 million and an aggregate fair value of $71 million. During the three months ended September 30, 2014, we did not originate any commercial loans held-for-investment at fair value and recorded $420 thousand of negative valuation adjustments on our existing portfolio. During the nine months ended September 30, 2014, we originated and funded commercial loans for $31 million and recorded $2 million of positive valuation adjustments on commercial loans held-for-investment at fair value through mortgage banking activities, net, a component of our consolidated income statement. We did not have any commercial loans held-for-investment at fair value at December 31, 2013.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 7. Commercial Loans — (continued)

Commercial Loans Held-for-Investment, at Amortized Cost

Commercial loans held-for-investment at amortized cost include loans we originate and preferred equity investments we make or, in either case, acquire from third parties. Through September 30, 2014, these loans have typically been mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.

The following table provides additional information for our commercial loans held-for-investment at amortized cost at September 30, 2014 and December 31, 2013.

(In Thousands)	September 30, 2014	December 31, 2013
Principal balance	$332,258	$353,331
Unamortized discount, net	(2,253)	(2,614)

Recorded investment	330,005	350,717
Allowance for loan losses	(7,429)	(7,373)

Carrying Value	$322,576	$343,344

At September 30, 2014, we held 55 commercial loans held-for-investment at amortized cost with an outstanding principal balance of $332 million and a carrying value of $323 million. During the three and nine months ended September 30, 2014, we originated or acquired $26 million and $34 million, respectively, of commercial loans held-for-investment at amortized cost. Of the $330 million of recorded investment in commercial loans held-for-investment at September 30, 2014, 10% was originated in 2014, 20% was originated in 2013, 37% was originated in 2012, 29% was originated in 2011, and 4% was originated in 2010.

At December 31, 2013, we held 50 commercial loans held-for-investment at amortized cost with an outstanding principal balance of $353 million and a carrying value of $343 million. Of the $351 million of recorded investment in commercial loans held-for-investment at December 31, 2013, 19% was originated in 2013, 43% was originated in 2012, 34% was originated in 2011, and 4% was originated in 2010.

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

(In Thousands)	September 30, 2014	December 31, 2013
Pass	$306,575	$309,792
Watch list	25,683	43,539

Total Commercial Loans Held-for-Investment	$332,258	$353,331

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 7. Commercial Loans — (continued)

Activity in the Allowance for Loan Losses on Commercial Loans

The following table summarizes the activity in the allowance for commercial loan losses for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$8,317	$5,660	$7,373	$4,084
Charge-offs, net	-	-	-	-
Reversal of provision (provision) for loan losses	(888)	844	56	2,420

Balance at End of Period	$7,429	$6,504	$7,429	$6,504

Commercial Loans Collectively Evaluated for Impairment

At September 30, 2014 and December 31, 2013, all of our commercial loans collectively evaluated for impairment were current. The following table summarizes the balances for loans collectively evaluated for impairment at September 30, 2014 and December 31, 2013.

(In Thousands)	September 30, 2014	December 31, 2013
Principal balance	$332,258	$353,331
Recorded investment	330,005	350,717
Related allowance	7,429	7,373

Commercial Loans Individually Evaluated for Impairment

We did not have any commercial loans individually evaluated for impairment at either September 30, 2014 or December 31, 2013.

Note 8. Real Estate Securities

We invest in residential mortgage-backed securities. The following table presents the fair values of our real estate securities by type at September 30, 2014 and December 31, 2013.

(In Thousands)	September 30, 2014	December 31, 2013
Trading	$108,750	$124,555
Available-for-sale	1,286,235	1,558,306

Total Real Estate Securities	$1,394,985	$1,682,861

Our real estate securities herein are presented in accordance with their general position within a securitization structure based on their rights to cash flows. Senior securities are those interests in a securitization that generally have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 8. Real Estate Securities — (continued)

Trading Securities

We elected the fair value option for certain securities and classify them as trading securities. At September 30, 2014, our trading securities included $105 million of interest-only securities, for which there is no principal balance, $3 million of senior securities and less than $1 million of residential subordinate securities. The unpaid principal balance of residential senior and subordinate securities classified as trading was $3 million and $11 million, respectively, at September 30, 2014. The following table presents trading securities by collateral type at September 30, 2014 and December 31, 2013.

(In Thousands)	September 30, 2014	December 31, 2013
Senior Securities
Prime	$100,612	$110,505
Non-prime	7,758	9,070

Total Senior Securities	108,370	119,575

Subordinate Securities
Prime	380	4,980

Total Subordinate Securities	380	4,980

Total Trading Securities	$108,750	$124,555

AFS Securities

The following table presents the fair value of our available-for-sale securities held at Redwood by collateral type at September 30, 2014 and December 31, 2013.

(In Thousands)	September 30, 2014	December 31, 2013
Senior Securities
Prime	$358,813	$662,306
Non-prime	186,223	193,386

Total Senior Securities	545,036	855,692

Re-REMIC Securities	176,117	176,376

Subordinate Securities
Prime	564,932	526,095
Non-prime	150	143

Total Subordinate Securities	565,082	526,238

Total AFS Securities	$1,286,235	$1,558,306

The senior securities shown above at September 30, 2014 and December 31, 2013, included $111 million and $131 million, respectively, of prime securities, and $122 million and $132 million, respectively, of non-prime securities that were financed through the Residential Resecuritization entity, as discussed in Note 4.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 8. Real Estate Securities — (continued)

At September 30, 2014, there were $9 million of AFS residential securities with contractual maturities less than five years, $2 million of AFS residential securities with contractual maturities greater than five years but less than 10 years, and the remainder of our real estate securities had contractual maturities greater than 10 years.

The following table presents the components of carrying value (which equals fair value) of residential AFS securities at September 30, 2014 and December 31, 2013.

Carrying Value of Residential AFS Securities

September 30, 2014	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$362,902	$202,812	$206,212	$694,308	$1,466,234
Credit reserve	(4,082)	(9,894)	(16,553)	(43,346)	(73,875)
Unamortized discount, net	(41,314)	(33,676)	(80,986)	(143,129)	(299,105)

Amortized cost	317,506	159,242	108,673	507,833	1,093,254
Gross unrealized gains	42,113	27,004	67,444	59,427	195,988
Gross unrealized losses	(805)	(24)	-	(2,178)	(3,007)

Carrying Value	$358,814	$186,222	$176,117	$565,082	$1,286,235

December 31, 2013	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$670,051	$218,603	$214,046	$706,292	$1,808,992
Credit reserve	(10,144)	(13,840)	(30,429)	(62,457)	(116,870)
Unamortized discount, net	(44,133)	(36,882)	(80,188)	(137,266)	(298,469)

Amortized cost	615,774	167,881	103,429	506,569	1,393,653
Gross unrealized gains	47,980	25,654	72,947	41,205	187,786
Gross unrealized losses	(1,448)	(149)	-	(21,536)	(23,133)

Carrying Value	$662,306	$193,386	$176,376	$526,238	$1,558,306

The following table presents the changes for the three and nine months ended September 30, 2014, in unamortized discount and designated credit reserves on residential AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on Residential AFS Securities

	Three Months Ended September 30, 2014
	Credit	Unamortized
(In Thousands)	Reserve	Discount, Net
Beginning balance	$83,276	$304,293
Amortization of net discount	-	(10,890)
Realized credit losses	(1,692)	-
Acquisitions	1,589	4,404
Sales, calls, other	(1,013)	(7,175)
Impairments	188	-
Transfers to (release of) credit reserves, net	(8,473)	8,473

Ending Balance	$73,875	$299,105

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 8. Real Estate Securities — (continued)

	Nine Months Ended September 30, 2014
	Credit	Unamortized
(In Thousands)	Reserve	Discount, Net
Beginning balance	$116,870	$298,469
Amortization of net discount	-	(32,774)
Realized credit losses	(9,002)	-
Acquisitions	1,846	7,241
Sales, calls, other	(2,425)	(7,810)
Impairments	565	-
Transfers to (release of) credit reserves, net	(33,979)	33,979

Ending Balance	$73,875	$299,105

Residential AFS Securities with Unrealized Losses

The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at September 30, 2014 and December 31, 2013.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
(In Thousands)	Cost	Losses	Value	Cost	Losses	Value
September 30, 2014	$104,118	$(1,097)	$103,021	$75,582	$(1,910)	$73,672
December 31, 2013	607,030	(21,195)	585,835	19,828	(1,938)	17,890

At September 30, 2014, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 294 AFS securities, of which 30 were in an unrealized loss position and 12 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2013, our consolidated balance sheet included 303 AFS securities, of which 76 were in an unrealized loss position and five were in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Other-than-Temporary Impairments

Gross unrealized losses on our AFS securities were $3 million at September 30, 2014. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At September 30, 2014, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 8. Real Estate Securities — (continued)

During the three months ended September 30, 2014, we determined that unrealized losses of less than $1 million related to our AFS securities were OTTI, of which less than $1 million was determined to be credit related and recorded in “Other market valuation adjustments” in our consolidated statements of income and none was determined to be non-credit related and recorded through AOCI on our consolidated balance sheets. AFS securities on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.

The table below summarizes the significant valuation assumptions we used for our OTTI AFS securities at September 30, 2014.

Significant Valuation Assumptions

Range for Securities
September 30, 2014	Prime Securities	Non-prime
Prepayment rates	15 - 20%	10 - 10%
Loss severity	20 - 52%	35 - 35%
Projected default rate	1 - 22%	15 - 15%

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at September 30, 2014 and 2013, for which a portion of an OTTI was recognized in other comprehensive income.

Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$34,256	$42,674	$37,149	$50,852
Additions
Initial credit impairments	-	-	261	-
Subsequent credit impairments	-	-	70	-
Reductions
Securities sold, or expected to sell	(18)	(3,288)	(922)	(5,479)
Securities with no outstanding principal at period end	-	(764)	(2,320)	(6,751)

Balance at End of Period	$34,238	$38,622	$34,238	$38,622

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 8. Real Estate Securities — (continued)

Gross Realized Gains and Losses on AFS Securities

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Gross realized gains - sales	$10,227	$10,532	$11,219	$22,762
Gross realized gains - calls	462	-	1,449	333
Gross realized losses - sales	(2,713)	(214)	(2,713)	(214)
Gross realized losses - calls	-	-	-	-

Total Realized Gains on Sales and Calls of AFS Securities, net	$7,976	$10,318	$9,955	$22,881

Note 9. Mortgage Servicing Rights

We invest in mortgage servicing rights associated with residential mortgage loans and contract with a licensed sub-servicer to perform all servicing functions for these loans. The following table presents the fair value of MSRs and the aggregate principal amounts of associated loans as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
		Associated		Associated
(In Thousands)	MSR Fair Value	Principal	MSR Fair Value	Principal
Mortgage Servicing Rights
Conforming Loans	$73,953	$6,254,058	$3,331	$308,258
Jumbo Loans	61,199	5,962,758	61,493	5,483,500

Total Mortgage Servicing Rights	$135,152	$12,216,816	$64,824	$5,791,758

The following table presents activity for MSRs for the three and nine months ended September 30, 2014 and 2013.

MSR Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$71,225	$43,098	$64,824	$5,315
Additions	61,606	16,676	76,272	45,291
Changes in fair value due to:
Changes in assumptions (1)	4,323	1,444	(318)	11,764
Other changes (2)	(2,002)	(984)	(5,626)	(2,136)

Balance at End of Period	$135,152	$60,234	$135,152	$60,234

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 9. Mortgage Servicing Rights — (continued)

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we have acquired and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. The following table details the retention and purchase of MSRs during the three and nine months ended September 30, 2014.

MSR Additions

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2014		September 30, 2014
		Associated		Associated
	MSR Fair Value	Principal	MSR Fair Value	Principal
Jumbo MSR additions:
From securitization	$4,356	$516,004	$6,542	$773,205
From loan sales	-	-	488	58,793

Total jumbo MSR additions	4,356	516,004	7,030	831,998
Conforming MSR additions:
From loan sales	$14,630	$1,352,122	$23,933	$2,232,559
From purchases	42,620	3,497,224	45,309	3,770,566

Total conforming MSR additions	57,250	4,849,346	69,242	6,003,125

Total MSR additions	$61,606	$5,365,350	$76,272	$6,835,123

MSR Income

The following table presents the components of our MSR income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Servicing income, net:
Income	$4,590	$3,008	$12,287	$5,820
Cost of sub-servicer	(437)	(355)	(1,040)	(767)

Net servicing income	4,153	2,653	11,247	5,053
Market valuation adjustments	2,321	460	(5,944)	9,628
MSR provision for repurchases	(653)	-	(653)	-

Income from MSRs, Net	$5,821	$3,113	$4,650	$14,681

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 10. Derivative Financial Instruments

The following table presents the fair value and notional amount of derivative financial instruments held by us at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Fair	Notional	Fair	Notional
(In Thousands)	Value	Amount	Value	Amount
Assets - Risk Management Derivatives
Interest rate swaps	$148	$60,500	$5,972	$268,000
TBAs	1,496	671,000	1,138	241,000
Swaptions	2,744	420,000	596	340,000
Credit default index swaps	2,372	75,000	-	-
Assets - Other Derivatives
Loan purchase commitments	933	273,781	-	360
Loan forward sale commitments	63	128,232	81	10,000

Total Assets	$7,756	$1,628,513	$7,787	$859,360

Liabilities - Cash Flow Hedges
Interest rate swaps	$(33,973)	$139,500	$(16,519)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(476)	154,500	(80)	50,500
TBAs	(3,298)	1,274,500	(661)	235,000
Futures	(411)	108,000	(528)	162,000
Liabilities - Other Derivatives
Loan purchase commitments	(82)	50,439	(379)	42,562
Loan forward sale commitments	(23)	200,000	-	-

Total Liabilities	$(38,263)	$1,926,939	$(18,167)	$629,562

Total Derivative Financial Instruments, Net	$(30,507)	$3,555,452	$(10,380)	$1,488,922

Risk Management Derivatives

To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheet, we may enter into derivative contracts. In order to manage certain risks associated with residential loans, residential securities, and commercial loans we own or plan to acquire, at September 30, 2014, we were party to swaps and swaptions with an aggregate notional amount of $635 million, TBA contracts sold with an aggregate notional amount of $1.9 billion, credit default index swaps with an aggregated notional amount of $75 million, and financial futures contracts with an aggregate notional amount of $108 million. Net market valuation adjustments on risk management derivatives were negative $4 million and negative $29 million for the three and nine months ended September 30, 2014, respectively, and positive less than $1 million and $51 million for the three and nine months ended September 30, 2013, respectively.

Loan Purchase and Forward Sale Commitments

LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. Net valuation adjustments on LPCs and FSCs were positive $2 million and $6 million for the three and nine months ended September 30, 2014, respectively, and are reported through our consolidated statements of income in mortgage banking activities, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 10. Derivative Financial Instruments — (continued)

Derivatives Designated as Cash Flow Hedges

To manage the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.

For the three months ended September 30, 2014 and 2013, designated cash flow hedges decreased in value by $3 million and increased in value by $4 million, respectively, which was recorded in accumulated other comprehensive income, a component of equity. For the nine months ended September 30, 2014 and 2013, these cash flow hedges decreased in value by $17 million and increased in value by $25 million, respectively. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $33 million and $16 million at September 30, 2014 and December 31, 2013, respectively. For both of the three months ended September 30, 2014 and 2013, we reclassified less than $100 thousand of unrealized losses on derivatives to interest expense. For the nine months ended September 30, 2014 and 2013, we reclassified $131 thousand and $219 thousand, respectively, of unrealized losses on derivatives to interest expense. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated income statements, over the remaining life of the hedge liabilities.

The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and nine months ended September 30, 2014 and 2013.

Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Net interest expense on cash flow interest rate agreements	$(1,487)	$(1,474)	$(4,465)	$(4,406)
Realized income (expense) due to ineffective portion of hedges	-	-	-	-
Realized net losses reclassified from other comprehensive income	(32)	(62)	(131)	(219)

Total Interest Expense	$(1,519)	$(1,536)	$(4,596)	$(4,625)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 10. Derivative Financial Instruments — (continued)

At September 30, 2014, we were in compliance with ISDA and similar agreements governing our open derivative positions. We assessed the risk associated with these counterparties as remote and did not record a specific valuation adjustment.

Note 11. Other Assets and Liabilities

Other assets at September 30, 2014 and December 31, 2013, are summarized in the following table.

Other Assets

(In Thousands)	September 30, 2014	December 31, 2013
Margin receivable	$56,217	$31,149
Investment receivable	24,814	8,923
Restricted investments	11,319	-
Other pledged collateral	5,000	5,000
FHLBC stock	4,846	-
REO	3,349	3,661
Prepaid expenses	2,350	1,850
Fixed assets and leasehold improvements	2,273	1,232
Other	2,600	1,825

Total Other Assets	$112,768	$53,640

Margin receivable resulted from margin calls from our swap, master repurchase agreements, and warehouse facilities counterparties that required us to post collateral. Investment receivable represents amounts due to us related to a commercial loan included in our Commercial Securitization that repaid prior to September 30, 2014, but for which we received the cash proceeds subsequent to quarter-end.

During the three months ended September 30, 2014, we transferred $11 million of U.S. Treasury securities to a custodial account related to a risk sharing arrangement we entered into during the same period.

The carrying value of REO at September 30, 2014, was $3 million, which includes the net effect of $5 million related to transfers into REO during the first nine months of 2014, offset by $5 million of REO liquidations. At September 30, 2014 and December 31, 2013, there were 16 and 20 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia Entities.

Our fixed assets included in the table above have a basis of $4 million and accumulated depreciation of $2 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 11. Other Assets and Liabilities — (continued)

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2014 and December 31, 2013 are summarized in the following table.

(In Thousands)	September 30, 2014	December 31, 2013
Accrued compensation	$12,562	$22,160
Legal reserve	10,400	12,000
MSR holdbacks payable	4,049	-
Residential repurchase reserve	3,771	1,771
Income tax payable	3,560	1,337
Derivative margin payable	2,873	4,700
Accrued operating expenses	2,170	4,291
Other	8,854	2,445

Total Other Liabilities	$48,239	$48,704

See Note 15 for additional information on the legal and residential repurchase reserves.

Note 12. Short-Term Debt

We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At September 30, 2014, we had outstanding agreements with 17 counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

The table below summarizes the facilities that are available to us and the balances of short-term debt at September 30, 2014 and December 31, 2013 by the type of collateral securing the debt.

	September 30, 2014
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	5	$1,188,179	$1,550,000	12/2014-8/2015
Commercial loans	2	52,895	340,000	4/2015-9/2015
Real estate securities	10	646,614	-	10/2014-12/2014

Total	17	$1,887,688

	December 31, 2013
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	5	$184,789	$1,400,000	1/2014 - 12/2014
Commercial loans	1	-	100,000	4/2014
Real estate securities	7	677,974	-	1/2014 - 2/2014

Total	13	$862,763

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 12. Short-Term Debt — (continued)

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At September 30, 2014, all of these borrowings were under uncommitted facilities except for $100 million that is committed under one commercial facility and were due within 364 days (or less) of the borrowing date. During the quarter, we transferred one commercial loan repurchase facility from long-term to short-term debt, due to its expiration falling within one year as of September 30, 2014.

The fair value of residential loans, commercial loans, and real estate securities pledged as collateral was $1.32 billion, $85 million, and $812 million, respectively, at September 30, 2014. For the three and nine months ended September 30, 2014, the average balance of short-term debt was $1.87 billion and $1.40 billion, respectively. At September 30, 2014 and December 31, 2013, accrued interest payable on short-term debt was $1.61 million and less than $1 million, respectively.

We also maintain a $10 million committed line of credit with one financial institution, which is secured by our pledge of certain mortgage-backed securities we own. At both September 30, 2014 and December 31, 2013, we had no outstanding borrowings on this facility.

Characteristics of Short-Term Debt

The table below summarizes short-term debt by weighted average interest rates and by collateral type at September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
(Dollars in Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Collateral Type
Residential loan collateral	$1,188,179	1.71%	216	$184,789	1.71%	228
Commercial loan collateral	52,895	5.15%	359	-	-	-
Real estate securities collateral	646,614	1.37%	23	677,974	1.34%	15

Total Short-Term Debt	$1,887,688	1.69%	154	$862,763	1.42%	61

Remaining Maturities of Short-Term Debt

The following table presents the remaining maturities of short-term debt at September 30, 2014 and December 31, 2013.

(In Thousands)	September 30, 2014	December 31, 2013
Within 30 days	$548,890	$659,262
31 to 90 days	213,330	54,434
Over 90 days	1,125,468	149,067

Total Short-Term Debt	$1,887,688	$862,763

Note 13. Asset-Backed Securities Issued

Through our Sequoia securitization program, we sponsor securitization transactions in which ABS backed by residential mortgage loans are issued by Sequoia Entities. ABS were also issued by securitization entities in the Residential Resecuritization and the Commercial Securitization. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. Our exposure to these entities is primarily through the financial interests we have retained, although we are also exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 13. Asset-Backed Securities Issued — (continued)

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

The carrying values of ABS issued by consolidated securitization entities we sponsored at September 30, 2014 and December 31, 2013, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	September 30, 2014
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,495,988	$56,508	$114,943	$1,667,439
Interest-only certificates	2,318	-	-	2,318
Unamortized discount	(13,555)	-	-	(13,555)

Total ABS Issued	$1,484,751	$56,508	$114,943	$1,656,202

Range of weighted average interest rates, by series	0.08% to 4.26%	2.16%	5.62%
Stated maturities	2014 - 2047	2046	2018
Number of series	24	1	1

	December 31, 2013
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,708,324	$94,934	$153,693	$1,956,951
Interest-only certificates	3,400	-	-	3,400
Unamortized discount	(17,389)	-	-	(17,389)

Total ABS Issued	$1,694,335	$94,934	$153,693	$1,942,962

Range of weighted average interest rates, by series	0.24% to 4.23%	2.21%	5.62%
Stated maturities	2014 - 2047	2046	2018
Number of series	24	1	1

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its contractual maturity. At September 30, 2014, $1.64 billion of ABS issued ($1.65 billion principal balance) had contractual maturities beyond five years and $18 million of ABS issued ($18 million principal balance) had contractual maturities of less than one year. Amortization of Sequoia, Commercial Securitization, and Residential Resecuritization deferred ABS issuance costs was $2 million and $3 million for the nine months ended September 30, 2014 and 2013, respectively. The following table summarizes the accrued interest payable on ABS issued at September 30, 2014 and December 31, 2013. Interest due on consolidated ABS issued is payable monthly.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 13. Asset-Backed Securities Issued — (continued)

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2014	December 31, 2013
Sequoia	$1,034	$1,218
Residential Resecuritization	7	11
Commercial Securitization	539	720

Total Accrued Interest Payable on ABS Issued	$1,580	$1,949

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at September 30, 2014 and December 31, 2013.

Collateral for Asset-Backed Securities Issued

	September 30, 2014
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,546,507	$-	$-	$1,546,507
Commercial loans	-	-	204,741	204,741
Real estate securities	-	233,311	-	233,311
Restricted cash	147	-	138	285
Accrued interest receivable	1,882	506	1,527	3,915
Other assets	3,349	-	21,699	25,048

Total Collateral for ABS Issued	$1,551,885	$233,817	$228,105	$2,013,807

	December 31, 2013
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,762,167	$-	$-	$1,762,167
Commercial loans	-	-	257,741	257,741
Real estate securities	-	263,204	-	263,204
Restricted cash	152	-	137	289
Accrued interest receivable	2,714	627	1,975	5,316
REO	3,661	-	-	3,661

Total Collateral for ABS Issued	$1,768,694	$263,831	$259,853	$2,292,378

Note 14. Long-Term Debt

FHLBC Borrowings

In July 2014, we entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. Under this agreement, we may incur borrowings, also referred to as “advances,” from time to time from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans and residential mortgage-backed securities. As of September 30, 2014, $204 million of advances were outstanding under this agreement with a weighted average interest rate of 0.2524% and a weighted average maturity of 8.9 years. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. These advances were secured by residential mortgage loans with a fair value of $238 million as of September 30, 2014. This agreement also requires us to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of our advances. As of September 30, 2014, we held $5 million of FHLBC stock that is included in other assets in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 14. Long-Term Debt — (continued)

Commercial Long-Term Debt

Commercial long-term debt reported in periods prior to the third quarter of 2014 includes borrowings under a master repurchase agreement that, as of the date reported, expired in more than one year with a financial institution counterparty. Beginning in the third quarter of 2014, amounts previously classified as commercial long-term debt were reclassified to short-term debt due to the associated agreement expiring in less than one year as of September 30, 2014.

Commercial Secured Borrowing

At September 30, 2014, we had commercial secured borrowings of $66 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We bifurcated certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.

Convertible Notes

In March 2013, we issued $287.5 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest distributions at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. Including amortization of deferred securities issuance costs, the interest expense yield on our convertible notes was 5.49% and 5.44% for the three and nine months ended September 30, 2014, respectively. At September 30, 2014, the accrued interest payable balance on this debt was $6 million.

At September 30, 2014, our convertible senior notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these convertible senior notes by a holder, the holder will receive shares of our common stock.

Trust Preferred Securities and Subordinated Notes

At September 30, 2014, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. The interest expense yield on both our trust preferred securities and subordinated notes was 2.58% and 2.65% for the nine months ended September 30, 2014 and 2013, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on both our trust preferred securities and subordinated notes was 6.88% and 6.90% for the nine months ended September 30, 2014 and 2013, respectively.

At both September 30, 2014 and December 31, 2013, the accrued interest payable balance on our trust preferred securities and subordinated notes was less than $1 million. Under the terms of this long-term debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this long-term debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this long-term debt.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 15. Commitments and Contingencies

Lease Commitments

At September 30, 2014, we were obligated under eight non-cancelable operating leases with expiration dates through 2021 for $14 million. Operating lease expense was $2 million and $1 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table presents our future lease commitments at September 30, 2014.

Future Lease Commitments by Year

(In Thousands)	September 30, 2014
2014 (3 months)	$751
2015	3,061
2016	2,832
2017	2,879
2018	1,827
2019 and thereafter	2,683

Total	$14,033

Loss Contingencies — Residential Repurchase Reserve

We maintain a repurchase reserve for potential obligations arising from representation and warranty violations related to the residential loans we have sold to securitization trusts or third parties and for conforming residential loans associated with MSRs that we have purchased from third parties. We do not originate residential loans and we believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation.

At September 30, 2014 and December 31, 2013, our repurchase reserve associated with our residential loans and MSRs was $4 million and $1.8 million, respectively. This liability is recorded in accrued expenses and other liabilities in our consolidated balance sheets and the provision for repurchase expense is included in mortgage banking activities, net and MSR income, net in our consolidated statements of income.

Loss Contingencies — Litigation

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of September 30, 2014, the FHLB-Seattle has received approximately $115.4 million of principal and $11.1 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 15. Commitments and Contingencies — (continued)

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of September 30, 2014, Schwab has received approximately $12.8 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. SRF has denied Schwab’s allegations. This case is in discovery, and no trial date has been set. We intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

In October 2010, a complaint was filed in Illinois state court against SRF and more than 45 other named defendants alleging that the defendants made false or misleading statements in offering materials for various RMBS sold or issued by the defendants or entities controlled by them. The plaintiff subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF (the “Redwood Defendants”), the plaintiff alleged that there were false or misleading statements in the offering materials for two mortgage pass-through certificates issued in the Sequoia Mortgage Trust 2006-1 securitization transaction. In October 2014, the plaintiff and the Redwood Defendants agreed to settle the complaint on mutually satisfactory terms. The terms of the agreed-upon settlement remain confidential.

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At September 30, 2014, the aggregate amount of loss contingency reserves established in respect of the three above-referenced litigation matters was $10.4 million. Included within this aggregate reserve is the amount the Redwood Defendants agreed to pay pursuant to the confidential settlement reached in October 2014, which amount was paid subsequent to September 30, 2014. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

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

September 30, 2014

(Unaudited)

Note 15. Commitments and Contingencies — (continued)

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

Note 16. Equity

The following table provides a summary of changes to accumulated other comprehensive income by component for the three and nine months ended September 30, 2014 and 2013.

Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$197,542	$(29,985)	$145,349	$(27,066)
Other comprehensive income (loss) before reclassifications	1,849	(3,258)	(633)	4,018
Amounts reclassified from other accumulated comprehensive income	(6,409)	32	(6,962)	62

Net current-period other comprehensive (loss) income	(4,560)	(3,226)	(7,595)	4,080

Balance at End of Period	$192,982	$(33,211)	$137,754	$(22,986)

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$164,654	$(15,888)	$186,580	$(48,248)
Other comprehensive income (loss) before reclassifications	35,078	(17,454)	(29,615)	25,043
Amounts reclassified from other accumulated comprehensive income	(6,750)	131	(19,211)	219

Net current-period other comprehensive (loss) income	28,328	(17,323)	(48,826)	25,262

Balance at End of Period	$192,982	$(33,211)	$137,754	$(22,986)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 16. Equity — (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for three and nine months ended September 30, 2014 and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income

	Affected Line Item in the	Amount reclassified from accumulated other comprehensive income Three Months Ended September 30,
(In Thousands)	Income Statement	2014	2013
Net realized gains (losses) on AFS securities
Other than temporary impairment	Other market valuations, net	$188	$-
Gain on sale of AFS securities	Realized gains, net	(6,597)	(6,962)

		$(6,409)	$(6,962)

Net realized gains on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$32	$62

		$32	$62

	Affected Line Item in the	Amount reclassified from accumulated other comprehensive income Nine Months Ended September 30,
(In Thousands)	Income Statement	2014	2013
Net realized gains (losses) on AFS securities
Other than temporary impairment	Other market valuations, net	$565	$(124)
Gain on sale of AFS securities	Realized gains, net	(7,315)	(19,087)

		$(6,750)	$(19,211)

Net realized gains on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$131	$219

		$131	$219

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 16. Equity — (continued)

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2014 and 2013.

Basic and Diluted Earnings Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2014	2013	2014	2013
Basic Earnings Per Common Share:
Net income attributable to Redwood	$45,097	$21,929	$73,447	$148,112
Less: Dividends and undistributed earnings allocated to participating securities	(1,054)	(565)	(1,819)	(4,209)

Net income allocated to common shareholders	$44,043	$21,364	$71,628	$143,903

Basic weighted average common shares outstanding	83,017,534	82,201,473	82,722,079	81,888,231
Basic Earnings Per Common Share	$0.53	$0.26	$0.87	$1.76

Diluted Earnings Per Common Share:
Net income attributable to Redwood	$45,097	$21,929	$73,447	$148,112
Less: Dividends and undistributed earnings allocated to participating securities	(756)	(565)	(1,784)	(3,030)
Add back: Interest expense on convertible notes	3,855	-	-	8,790

Net income allocated to common shareholders	$48,196	$21,364	$71,663	$153,872

Weighted average common shares outstanding	83,017,534	82,201,473	82,722,079	81,888,231
Net effect of dilutive equity awards	2,113,248	2,220,566	2,309,051	2,292,451
Net effect of assumed convertible notes conversion to common shares	11,825,450	-	-	9,053,183

Diluted weighted average common shares outstanding	96,956,232	84,422,039	85,031,130	93,233,865

Diluted Earnings Per Common Share	$0.50	$0.25	$0.84	$1.65

For the three and nine months ended September 30, 2014, there were 2,113,248 and 2,309,051 of dilutive equity awards, respectively, determined under the two-class method. For the three and nine months ended September 30, 2013, there were 2,220,566 and 2,292,451 of dilutive equity awards, respectively, determined under the two-class method. We included participating securities in the calculation of diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances. For the three and nine months ended September 30, 2014, common shares related to the assumed conversion of the convertible notes, totaling 11,825,450 and zero, respectively, were included in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2013, common shares related to the assumed conversion of the convertible notes, totaling zero and 9,053,183, respectively, were included in the calculation of the diluted earnings per share.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 16. Equity — (continued)

For the nine months ended September 30, 2014, as well as for the three months ended September 30, 2013, 11,825,450 common shares related to the assumed conversion of the convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three months ended September 30, 2014 and 2013, the number of outstanding equity awards that were antidilutive totaled 57,514 and 190,627, respectively. For the nine months ended September 30, 2014 and 2013, the number of outstanding equity awards that were antidilutive totaled 66,129 and 244,174 respectively, under the two-class method. There were no other participating securities during these periods.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the nine months ended September 30, 2014, there were no shares acquired under the plan. At September 30, 2014, there remained 4,005,985 shares available for repurchase under this plan.

Note 17. Equity Compensation Plans

At September 30, 2014 and December 31, 2013, 2,603,630 and 1,683,956 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $14 million at September 30, 2014, as shown in the following table.

	Nine Months Ended September 30, 2014
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$-	$1,869	$13,044	$5,817	$-	$20,730
Equity grants	-	94	1,187	-	215	1,496
Equity grant forfeitures	-	(213)	(150)	-	-	(363)
Equity compensation expense	-	(509)	(4,549)	(2,196)	(161)	(7,415)

Unrecognized Compensation Cost at End of Period	$-	$1,241	$9,532	$3,621	$54	$14,448

At September 30, 2014, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

At September 30, 2014 and December 31, 2013, there were 57,514 and 79,535 fully vested stock options outstanding, respectively. There was no aggregate intrinsic value for the options outstanding and exercisable at September 30, 2014. For both the nine months ended September 30, 2014 and 2013, there were no stock options exercised. For the nine months ended September 30, 2014, 22,021 stock options expired.

Restricted Stock

At September 30, 2014 and December 31, 2013, there were 110,948 and 166,941 shares, respectively, of restricted stock awards outstanding. Restrictions on these shares lapse through 2018. During the nine months ended September 30, 2014, there were 2,574 restricted stock awards granted, 42,725 restricted stock awards that vested and were distributed, and 15,842 restricted stock awards forfeited.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 17. Equity Compensation Plans — (continued)

Deferred Stock Units (“DSUs”)

At September 30, 2014 and December 31, 2013, there were 1,961,038 and 2,266,473 DSUs, respectively, outstanding of which 1,218,012 and 1,263,420, respectively, had vested. There were 142,983 DSUs granted and 7,870 DSUs forfeited related to employee departures during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, there were 440,548 of DSU distributions and cash distributions of less than $1 million to participants in the EDCP. Unvested DSUs at September 30, 2014 vest through 2018.

Performance Stock Units (“PSUs”)

At both September 30, 2014 and December 31, 2013, the target number of PSUs that were unvested was 779,871. PSUs do not vest until the third anniversary of their grant date, with the level of vesting at that time contingent on total stockholder return (defined as the change in our common stock price plus dividends paid on our common stock relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest during 2014 and in future years will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period. During the nine months ended September 30, 2014, 351,640 shares of common stock underlying vested PSUs were distributed.

Employee Stock Purchase Plan

The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. At September 30, 2014 and December 31, 2013, 266,463 and 243,020 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 18. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, net, recorded in our consolidated income statements for the three and nine months ended September 30, 2014 and 2013.

Components of Mortgage Banking Activities, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Residential mortgage banking activities:
Changes in fair value of:
Residential loans, at fair value	$13,446	$(10,804)	$34,554	$(17,339)
Sequoia IO securities	(1,332)	(1,866)	(14,419)	36,399
Risk management derivatives (1)	(4,297)	75	(16,433)	48,583
Loan purchase and forward sale commitments	2,487	-	6,077	-
Other (2)	1,082	359	1,871	1,635

Total residential mortgage banking activities:	11,386	(12,236)	11,650	69,278

Commercial mortgage banking activities:
Changes in fair value of:
Commercial loans, at fair value	4,305	3,171	13,644	2,826
Risk management derivatives (1)	1,892	367	(1,726)	2,426
Other (2)	289	-	382	1
Net gains on commercial loan originations and sales	-	-	-	11,031

Total commercial mortgage banking activities:	6,486	3,538	12,300	16,284

Mortgage Banking Activities, Net	$17,872	$(8,698)	$23,950	$85,562

(1)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential and commercial loans.
(2)	Amounts in this line item include other fee income and the provision for repurchase expenses, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 19. Operating Expenses

Components of our operating expenses for the three and nine months ended September 30, 2014 and 2013 are presented in the following table.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Fixed compensation expense	$7,445	$5,808	$21,109	$17,524
Variable compensation expense	2,418	5,621	8,170	14,418
Equity compensation expense	2,261	1,997	7,415	7,880
Severance expense	4	445	226	3,879

Total compensation expense	12,128	13,871	36,920	43,701
Systems and consulting	3,463	2,780	10,906	6,840
Accounting and legal	1,223	2,066	4,039	5,118
Office costs	1,282	829	3,437	2,444
Corporate costs	569	508	1,679	1,545
Other operating expenses	2,741	2,266	6,679	7,289

Total Operating Expenses	$21,406	$22,320	$63,660	$66,937

Note 20. Taxes

For the nine months ended September 30, 2014 and 2013, we recognized a provision for income taxes of $4 million and $9 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at September 30, 2014 and 2013.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	September 30, 2014	September 30, 2013
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(10.0)%	(2.1)%
Change in valuation allowance	(1.0)%	(18.5)%
Dividends paid deduction	(25.4)%	(14.8)%

Effective Tax Rate	4.8%	5.8%

We assessed our tax positions for all open tax years (Federal — years 2011 to 2014, State — years 2010 to 2014) and, at September 30, 2014 and December 31, 2013, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

Note 21. Segment Information

Redwood operates in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 3—Summary of Significant Accounting Policies. For a full description of our segments, see Note 1—Redwood Trust.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 21. Segment Information — (continued)

Segment contribution represents the measure of profit that management uses to assess the performance of our business segments and make resource allocation and operating decisions. Certain expenses not directly assigned or allocated to one of the three primary segments, as well as activity from certain legacy Sequoia entities consolidated for GAAP financial reporting purposes, are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated expenses primarily include interest expense associated with certain long-term debt, indirect operating expenses, and other expense.

The following tables present financial information by segment for the three and nine months ended September 30, 2014 and 2013.

Business Segment Financial Information

	Three Months Ended September 30, 2014
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$16,911	$27,600	$12,603	$6,237	$63,351
Interest expense	(4,192)	(3,142)	(4,526)	(11,490)	(23,350)

Net interest income (loss)	12,719	24,458	8,077	(5,253)	40,001
Reversal of provision (provision) for loan losses	-	-	888	708	1,596
Mortgage banking activities, net	11,386	-	6,486	-	17,872
MSR income (loss), net	-	5,821	-	-	5,821
Other market valuation adjustments, net	43	(3,371)	-	(378)	(3,706)
Realized gains, net	-	7,836	-	696	8,532
Operating expenses	(9,982)	(802)	(2,279)	(8,343)	(21,406)
Other income	-	-	-	1,600	1,600
(Provision for) benefit from income taxes	(3,352)	150	(1,764)	(247)	(5,213)

Segment Contribution	$10,814	$34,092	$11,408	$(11,217)

Net Income					$45,097

Non-cash amortization income (expense)	(43)	10,890	(191)	(2,049)	8,607

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 21. Segment Information — (continued)

	Three Months Ended September 30, 2013
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$15,954	$22,887	$10,740	$7,839	$57,420
Interest expense	(3,501)	(2,229)	(3,560)	(12,435)	(21,725)

Net interest income (loss)	12,453	20,658	7,180	(4,596)	35,695
Reversal of provision (provision) for loan losses	-	-	(844)	(883)	(1,727)
Mortgage banking activities, net	(12,236)	-	3,538	-	(8,698)
MSR income (loss), net	-	3,113	-	-	3,113
Other market valuation adjustments, net	(11)	549	-	(76)	462
Realized gains, net	-	10,469	-	-	10,469
Operating expenses	(7,874)	(229)	(2,176)	(12,041)	(22,320)
(Provision for) benefit from income taxes	4,867	377	29	(338)	4,935

Segment Contribution	$(2,801)	$34,937	$7,727	$(17,934)

Net Income					$21,929

Non-cash amortization income (expense)	(13)	8,702	(228)	(2,256)	6,205

	Nine Months Ended September 30, 2014
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$40,015	$83,120	$34,204	$19,481	$176,820
Interest expense	(7,674)	(9,106)	(12,234)	(34,546)	(63,560)

Net interest income (loss)	32,341	74,014	21,970	(15,065)	113,260
Provision for loan losses	-	-	(56)	685	629
Mortgage banking activities, net	11,650	-	12,300	-	23,950
MSR income (loss), net	-	4,650	-	-	4,650
Other market valuation adjustments, net	54	(13,117)	-	(903)	(13,966)
Realized gains, net	-	9,815	-	872	10,687
Operating expenses	(26,577)	(2,667)	(7,085)	(27,330)	(63,660)
Other income	-	-	-	1,600	1,600
(Provision for) benefit from income taxes	(3,258)	1,826	(2,159)	(112)	(3,703)

Segment Contribution	$14,210	$74,521	$24,970	$(40,253)

Net Income					$73,447

Non-cash amortization income (expense)	(131)	32,724	(579)	(6,068)	25,946

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 21. Segment Information — (continued)

	Nine Months Ended September 30, 2013
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$40,869	$70,420	$30,534	$26,841	$168,664
Interest expense	(8,631)	(7,448)	(8,928)	(36,437)	(61,444)

Net interest income (loss)	32,238	62,972	21,606	(9,596)	107,220
Reversal of provision (provision) for loan losses	-	-	(2,419)	1,926	(493)
Mortgage banking activities, net	69,278	-	16,284	-	85,562
MSR income (loss), net	-	14,681	-	-	14,681
Other market valuation adjustments, net	67	(5,759)	-	(407)	(6,099)
Realized gains, net	-	23,032	210	49	23,291
Operating expenses	(18,565)	(3,768)	(8,026)	(36,578)	(66,937)
(Provision for) benefit from income taxes	(6,447)	(1,284)	(1,689)	307	(9,113)

Segment Contribution	$76,571	$89,874	$25,966	$(44,299)

Net Income					$148,112

Non-cash amortization income (expense)	(132)	24,348	(639)	(5,637)	17,940

The following tables present the components of Corporate/Other for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014			2013
(In Thousands)	Legacy Consolidated VIEs	Other	Total	Legacy Consolidated VIEs	Other	Total
Interest income	$6,233	$4	$6,237	$7,835	$4	$7,839
Interest expense	(5,250)	(6,240)	(11,490)	(6,190)	(6,245)	(12,435)

Net interest income (loss)	983	(6,236)	(5,253)	1,645	(6,241)	(4,596)
Reversal of provision for loan losses	708	-	708	(883)	-	(883)
Mortgage banking activities, net	-	-	-	-	-	-
MSR income, net	-	-	-	-	-	-
Other market valuation adjustments, net	(361)	(17)	(378)	(76)	-	(76)
Realized gains, net	696	-	696	-	-	-
Operating expenses	(26)	(8,317)	(8,343)	(51)	(11,990)	(12,041)
Other income	-	1,600	1,600	-	-	-
(Provision for) benefit from income taxes	-	(247)	(247)	-	(338)	(338)

Total	$2,000	$(13,217)	$(11,217)	$635	$(18,569)	$(17,934)

Non-cash amortization expense	(1,412)	(637)	(2,049)	(1,724)	(532)	(2,256)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 21. Segment Information — (continued)

	Nine Months Ended September 30,
	2014			2013
(In Thousands)	Legacy Consolidated VIEs	Other	Total	Legacy Consolidated VIEs	Other	Total
Interest income	$19,473	$8	$19,481	$26,688	$153	$26,841
Interest expense	(15,950)	(18,596)	(34,546)	(20,188)	(16,249)	(36,437)

Net interest income (loss)	3,523	(18,588)	(15,065)	6,500	(16,096)	(9,596)
Reversal of provision (provision) for loan losses	685	-	685	1,926	-	1,926
Mortgage banking activities, net	-	-	-	-	-	-
MSR income, net	-	-	-	-	-	-
Other market valuation adjustments, net	(825)	(78)	(903)	(407)	-	(407)
Realized gains, net	872	-	872	49	-	49
Operating expenses	(120)	(27,210)	(27,330)	(158)	(36,420)	(36,578)
Other income	-	1,600	1,600	-	-	-
(Provision for) benefit from income taxes	-	(112)	(112)	-	307	307

Total	$4,135	$(44,388)	$(40,253)	$7,910	$(52,209)	$(44,299)

Non-cash amortization expense	(4,207)	(1,861)	(6,068)	(4,388)	(1,249)	(5,637)

The following table presents supplemental information by segment at September 30, 2014 and December 31, 2013.

Supplemental Disclosures

(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
September 30, 2014
Residential loans, held-for-sale	$1,502,429	$-	$-	$-	$1,502,429
Residential loans, held-for-investment	-	238,651	-	1,546,507	1,785,158
Commercial loans	-	-	497,997	-	497,997
Real estate securities	100,613	1,294,372	-	-	1,394,985
Mortgage servicing rights	-	135,152	-	-	135,152
Total assets	1,635,463	1,696,343	527,094	1,752,868	5,611,768

December 31, 2013
Residential loans, held-for-sale	$404,267	$-	$-	$-	$404,267
Residential loans, held-for-investment	-	-	-	1,762,167	1,762,167
Commercial loans	-	-	432,455	-	432,455
Real estate securities	110,505	1,572,356	-	-	1,682,861
Mortgage servicing rights	-	64,824	-	-	64,824
Total assets	531,092	1,655,209	439,139	1,983,088	4,608,528

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 22. Subsequent Events

At September 30, 2014, we had identified for purchase $1.3 billion of jumbo residential mortgage loans that were in various stages of the origination process with third-party originators. Some of these loans may not ultimately close and, therefore, would not be available for purchase. Since September 30, 2014, and through November 2, 2014, $597 million of these loans closed and were purchased by us. We expect the purchase of an additional amount of these loans to occur during the fourth quarter of 2014, subject to loan availability and delivery.

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

Our Business

Redwood Trust, Inc., together with its subsidiaries, focuses on investing in mortgage- and other real estate-related assets and engaging in residential and commercial mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our residential and commercial mortgage banking activities. We operate our business in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments. A description of these segments can be found in Notes 1 and 21 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Redwood Trust, Inc. has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable year ended December 31, 1994. We generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our operating subsidiaries” or “our taxable REIT subsidiaries” or “TRS.” Our mortgage banking activities and investments in MSRs are generally carried out through our taxable REIT subsidiaries, while our portfolio of mortgage- and other real estate-related investments is primarily held at our REIT. We generally intend to retain profits generated and taxed at our taxable REIT subsidiaries, and to distribute as dividends at least 90% of the taxable income we generate at our REIT.

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

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency of private label securitization as a form of mortgage financing; (ii) statements we make regarding our new risk-sharing arrangement with Fannie Mae, including our belief that, under this arrangement, we can enhance the profitability of transacting in conforming loans that we plan to sell to Fannie Mae during the fourth quarter of 2014, as well as our expectations of reducing taxpayer risk through an upfront credit risk transfer and by increasing the role of private capital in the mortgage market; (iii) statements we make regarding our new business relationships with the Federal Home Loan Bank of Chicago (FHLBC), including our plan to acquire eligible residential loans from up to approximately 750 Federal Home Loan Bank members and our expectations regarding the timing for commencing and expanding the acquisition program, and our statements relating to quantifying the acquisition opportunity; (iv) statements we make regarding the FHFA’s notice of proposed rulemaking (NPR) relating to FHLB membership requirements, including the potential implications for our captive insurance subsidiary’s membership in the FHLB; (v) statements we make regarding the outlook for our commercial business, including our positioning to benefit from a substantial wave of refinance opportunities set to begin in 2015, industry estimates relating to maturing CMBS loans, our pipeline of loans under application for the fourth quarter of 2014, and our projected total origination volume for 2014; (vi) statements we make regarding the outlook for the residential mortgage market, including expectations relating to residential loan originations in 2014; (vii) statements related to our residential mortgage banking activities, including our long-term loan sale profit margin target of 25-to-50 basis points, our expectation to complete at least one more Sequoia securitization in the fourth quarter of 2014, our expectation for whole loan sales to remain our most active distribution channel for the remainder of 2014, statements we make relating to the risk retention rules applicable to residential securitization transactions and our expectation of their impact on our business and our expectations regarding the impact of timing differences related to loans identified for purchase at September 30, 2014 on our reported income in the fourth quarter of 2014; (viii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the third quarter of 2014 and at September 30, 2014, and statements relating to expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (ix) statements relating to our estimate of our investment capacity (including that we estimate our investment capacity at September 30, 2014 to be approximately $145 million), our statements related to sourcing additional capital prior to the end of 2014, our belief that our remaining investment capacity is sufficient to fund our near-term investment activities, the likelihood of needing additional capital to make sustained long-term investments over the coming quarters, and our consideration of raising capital from outside sources, such as through a convertible debt offering or other medium- or long-term debt issuance; (x) statements we make regarding our dividend policy and our process for determining dividends; and (xi) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $36 million of credit losses for tax on securities we currently own).

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

OVERVIEW

Business Update

During the third quarter of 2014, we made solid financial and operating progress as we continued to leverage our residential and commercial loan platforms by expanding the types of loan products we acquire, our group of loan sellers, and our distribution capabilities. Our loan platforms are multidimensional and competitively strong. They provide us with the means to create proprietary investments, generate fees, and build franchise value for shareholders.

Our residential mortgage-banking business had a positive third quarter, especially in light of the challenging market conditions for loan originations. Loan acquisitions were $3.4 billion, an 89% increase over the prior quarter, with our new initiative of acquiring conforming loans generating 46% of that total. Also of note, our gross margin on conforming loan sales turned positive this quarter following our early focus on building market share and establishing a meaningful competitive presence with our sellers. In our traditional business of acquiring jumbo loans, gross margins remained strong and in excess of our long-term target range of 25-to-50 basis points. Overall, the results of this quarter indicate to us that we have moved beyond the start-up phase of platform building and into a more efficient operational phase.

We have said many times that one of our strategic goals is to develop multiple ways to invest in newly originated prime residential mortgage credit, particularly loans that were underwritten and acquired through our mortgage-banking platform. This meant expanding beyond our Sequoia jumbo securitization program, which has remained the industry leader in terms of post-crisis RMBS issuance activity. Since 2010, our Sequoia program has created nearly $600 million of credit investments for our portfolio, as well as more than $200 million of investments in interest-only securities and mortgage-servicing rights.

In September, we further expanded our entry into the conforming loan business by entering into our first risk-sharing arrangement with Fannie Mae. Under this arrangement, Redwood can enhance the profitability of transacting in conforming loan products by committing to absorb the first one percent of credit losses on $1.1 billion of new conforming loans that we plan to sell to Fannie Mae during the fourth quarter of 2014. This risk-sharing arrangement provides a strong, direct alignment of interests between Redwood and Fannie Mae for the acquisition and sale of high-quality mortgage loans. Additionally, this transaction is expected to reduce taxpayer risk through an upfront credit risk transfer and by increasing the role of private capital in the mortgage market, which is one of the goals set forth in the 2014 FHFA Scorecard issued by the FHFA (Fannie Mae’s regulator). We hope that it is the first of many such transactions for Redwood.

The Fannie Mae risk-sharing arrangement follows our recent joint announcement with the Federal Home Loan Bank of Chicago (FHLBC) that we plan to acquire eligible high-balance residential loans from up to approximately 750 participating Federal Home Loan Bank (FHLB) members. We have started a pilot roll out of this program to a small set of FHLB member banks and plan to expand it further in the fourth quarter of 2014 and in 2015. We also announced that one of our wholly-owned subsidiaries, a captive insurance company, had become a member of the FHLBC, providing it with access to attractive financing for well-underwritten residential loans that it may acquire from other Redwood subsidiaries or other sources.

Our insurance subsidiary’s membership in the FHLBC may be limited to five years under a proposed rule that was issued by the FHFA in September 2014. The Notice of Proposed Rulemaking (NPR) seeks comments on a range of membership issues, including whether the FHFA should move forward with its proposed ban on captive insurance company membership and a five-year phase out of current captive insurance members. We plan to file a comment letter that will clearly state how the business of our captive insurance subsidiary is closely aligned with the mission of the FHLB system and meets the high safety and soundness standards of the FHLB System. Notably, the outcome of the NPR will not affect our separate loan purchase program with the FHLBC. While the likelihood of this proposed rule change going into effect remains uncertain, the initial public comment responses we have reviewed have been opposed to the proposed rule changes applicable to captive insurance company members of the FHLB System.

In our commercial business, we continued to grow our platform as a provider of both senior and mezzanine financing for stabilized commercial properties. In the third quarter of 2014, we originated $340 million of senior loans, a 128% increase over the prior quarter and our largest quarterly origination volume to date. While gross margins declined modestly, they remain well above historical industry averages and continue to exceed our long-term expectations. We continued to add experienced staff in this business line during the third quarter as we prepare to capitalize on the wave of refinance opportunities we expect to begin in 2015. The refinancing wave is the product of the record $635 billion of CMBS issuance between 2005 and 2007. Industry estimates suggest that the maturing

CMBS loans represent about one quarter of the maturing commercial real estate loans over that time, which should result in an opportunity for us to provide commercial financing over the next few years.

Financial and Operational Overview – Third Quarter of 2014

Our businesses generated strong operating and financial results in the third quarter of 2014, despite persistent market volatility that may continue to impact our near-term quarterly results. Our GAAP earnings more than covered our dividend payment to shareholders in the third quarter of 2014, and we generated significant increases in our residential and commercial loan purchase and origination volumes. We also achieved another strategic milestone in the third quarter of 2014 by implementing a risk-sharing arrangement with Fannie Mae for conforming residential loans. Our jumbo loan purchase program with the FHLBC continues to move forward through its implementation phase, while our FHLB member subsidiary has been actively financing jumbo loans at attractive terms. Finally, our commercial team completed a record quarter of senior loan originations. Given the progress we are making in our businesses, our rate of capital deployment increased during the third quarter and remained elevated through October 2014.

Before we get into any further details, here is a summary of Redwood’s third quarter 2014 results:

—

Earnings per share were $0.50 for the third quarter of 2014, up from $0.18 per share in the second quarter of 2014. The increase in earnings was largely attributable to higher mortgage banking income, particularly from our residential mortgage banking activities and a favorable timing difference, combined with a steady contribution of net interest income from our investment portfolio.

—

Our GAAP book value per share was $15.21 at September 30, 2014, an increase from $15.03 per share at June 30, 2014. The increase was primarily driven by GAAP earnings that more than covered our third quarter dividend of $0.28 per share.

—

Our residential loan acquisition volume was $3.4 billion in the third quarter of 2014, up 89% from the second quarter of 2014. At September 30, 2014, our pipeline of loans identified for purchase was $1.6 billion and included $1.3 billion of jumbo loans and $0.3 billion of conforming loans, unadjusted for fallout expectations.

—

We originated $340 million of senior commercial loans and $26 million of mezzanine commercial loans in the third quarter of 2014. Our senior commercial loan pipeline, defined as loans under application, totaled $199 million at September 30, 2014.

—

We sold $456 million of securities in the third quarter of 2014 that were not part of our long- term core holdings in order to generate capital for reinvestment. As a result, our residential securities portfolio declined to $1.4 billion at September 30, 2014.

We also reached an agreement in October 2014 to settle with the plaintiff, on mutually satisfactory terms, the legacy Sequoia RMBS-related case that had been brought in 2010 relating to our Sequoia Mortgage Trust 2006-1 securitization transaction. The terms of the settlement remain confidential.

At September 30, 2014, our GAAP book value was $1.3 billion, or $15.21 per share, an increase from $15.03 per share at June 30, 2014. The following table sets forth the changes in our GAAP book value per share for the third and second quarters of 2014.

Table 1 – Changes in Book Value per Share

	Three Months Ended
(In Dollars, per share basis)	September 30, 2014	June 30, 2014
Beginning book value	$15.03	$15.14
Net income	0.50	0.18
Change in unrealized gains (losses), net	(0.09)	0.09
Equity award distributions	(0.02)	(0.14)
Other, net	0.07	0.04
Dividends	(0.28)	(0.28)

Ending Book Value per Share	$15.21	$15.03

The increase in GAAP book value per share during the third quarter of 2014 was primarily driven by earnings that more than covered our third quarter dividend of $0.28 per share. While in aggregate prices increased on our securities portfolio, the realization of gains on sales of securities combined with a reduction in the value of cash flow hedges on our long-term debt contributed to an overall reduction in unrealized gains in the third quarter.

Residential Update

Our residential mortgage banking business had positive third quarter 2014 results. Jumbo loan acquisitions doubled to $1.8 billion compared to the second quarter of 2014, while our conforming loan acquisitions increased 78% to $1.5 billion over the same period. Higher loan purchase volumes contributed positively to our mortgage banking results for the third quarter, and also contributed to an increase in our investment in mortgage servicing rights (MSRs) – which has roughly doubled over the past three quarters to a total of $135 million at September 30, 2014. For the first nine months of 2014, total residential loan acquisitions (jumbo and conforming) were $6.3 billion, down less than 3% from the same period in 2013. Our business continues to benefit from the expansion of our group of loan sellers, which increased by a net 12 to 152 sellers at September 30, 2014.

Despite stronger macroeconomic data, including second quarter 2014 revised GDP growth of 4.6%, interest rates were relatively steady in the third quarter as the 10-year Treasury Note yield ended unchanged from the beginning of the quarter. While broader economic growth appears to be moving forward, the housing market is now lagging the recovery. Mortgage rates are up meaningfully from 2013 lows (the 30-year fixed mortgage rate averaged 3.50% for the first five months of 2013), averaging 4.24% for the first nine months of 2014. The resulting reduction in refinancing activity has impacted the industry, with the Mortgage Bankers Association further reducing their annual forecast for industry originations to $1 trillion for 2014, down 43% from 2013 originations.

We executed our second and third Sequoia securitizations of 2014 in July and September, and we expect to complete at least one more in the fourth quarter of 2014. These securitizations created $39 million of subordinate investment securities for our portfolio. Although the difference has narrowed, our whole loan sale execution for most jumbo loans continues to be better than our securitization execution as a result of strong loan demand from banks. We expect whole loan sales to remain our most active distribution channel for the remainder of 2014. However, our subsidiary’s recently established FHLB financing capabilities provide an alternative to selling or securitizing jumbo loans that we also plan to utilize. During the third quarter of 2014, our FHLB member subsidiary financed $236 million of jumbo loans with the FHLBC, investing approximately $37 million of our own capital at attractive levels.

Risk Retention Rules

In October 2014, Federal regulators released the final risk retention rules applicable to residential securitization transactions. Of note, these rules require risk retention by a sponsor in the event that non-QM loans are included in a securitization transaction. Although we have recently included non-QM loans in our Sequoia securitizations, we do not expect these rules to have any adverse impact on our business. As a long-time investor in mortgage credit risk, our residential business model is built to create and retain first-loss credit risk through the retention of the subordinate securities issued through our Sequoia securitization platform – regardless of whether they include QM or non-QM loans. We continue to explore alternative ways to source more high-quality non-QM loans made to borrowers of the type we have traditionally financed in the past.

MPF Direct™

We are making steady progress on our initiative to acquire jumbo loans through the FHLBC’s MPF DirectTM product. In the third quarter, we launched a pilot program with certain MPF participating member banks to begin the process of making purchases of jumbo loans through MPF DirectTM. To date, we are moving forward with 10 banks and we expect to begin acquiring loans late in the fourth quarter of 2014. After this initial test phase, we plan to do a further roll out to all interested MPF participants in 2015. It is too early to provide any metrics around the potential size of this opportunity. For now, we think it has the potential to be a meaningful source of residential loan acquisitions over time.

Commercial Update

Our commercial mortgage-banking and investments business had a very strong third quarter of 2014. During the third quarter, we originated 24 senior commercial loans totaling $340 million, as compared to 15 loans totaling $149 million in the second quarter of 2014. Through the first three quarters of 2014, we originated $608 million of senior commercial loans, as compared to $563 million for the first three quarters of 2013. We entered the fourth quarter with a pipeline of loans under application of $199 million, and when combined with the applications received in October, we project our total origination volume will likely exceed $900 million for 2014, as compared to $805 million in 2013.

During the third quarter, we added a senior originator in the Los Angeles area. Together with other recent hiring in the New York area, this should position us well for 2015, which we expect to be the first year of a wave of commercial refinancing activity resulting from the record volumes of 10-year CMBS loans originated between 2005 and 2007.

Quarterly Investment Activity

Our deployment of capital increased significantly in the third quarter of 2014 compared to the prior quarter. The following table details our capital invested for the third and second quarters of 2014.

Table 2 – Investment Activity

	Three Months Ended
(In Millions) (1)	September 30, 2014	June 30, 2014
Residential
Sequoia RMBS	$41	$85
Third-party RMBS	2	56
Less: Short-term debt/Other liabilities	(25)	(121)

Total RMBS	18	20
Agency risk sharing transaction	11	-
Loans, net - FHLBC(2)	37	-
MSR investments	62	12

Total residential	128	32

Commercial
Mezzanine loans	26	6
Less: Borrowings	-	(2)

Total commercial	26	4

Capital Invested	$154	$36

(1)	Certain totals may not foot, due to rounding.
(2)	Includes loans pledged to FHLBC and FHLBC stock acquired, less FHLBC borrowings.

Net of financing, we deployed $154 million of capital in third quarter, up substantially from $36 million in the second quarter of 2014. The increase in investment activity reflects a combination of strong growth in our loan purchase volume and growing opportunities to invest capital. Notable investments in the third quarter included $39 million in retained subordinate securities and $2 million of IOs created from our two Sequoia securitizations, $37 million of capital invested in $236 million of loans financed through our FHLB member subsidiary, and $62 million of investments in MSRs. Following the end of the third quarter of 2014 and through October 31, 2014, we invested net capital of $21 million in loans financed through our FHLB member subsidiary, $8 million in MSRs, and $3 million in commercial mezzanine loans.

Following the end of the third quarter of 2014 and through October 31, 2014, we invested net capital of $21 million in loans financed through our FHLB member subsidiary, $8 million in MSRs, and $3 million in commercial mezzanine loans.

Capital and Liquidity

We maintained capital of $1.7 billion at September 30, 2014. This included $1.3 billion of equity capital, $140 million of long-term debt due in 2037, and $288 million of medium-term convertible debt due in 2018. It did not include $1.2 billion of residential loan warehouse debt, which we primarily use to finance our inventory of residential loans awaiting sale, securitization, or long-term financing by one of our subsidiaries through the utilization of FHLB advances. It also did not include $647 million of financing through repurchase facilities for securities that we believe offer an attractive levered return profile but do not otherwise meet our internal capital return targets.

At September 30, 2014, we held $150 million in cash, and our investment capacity (defined as the approximate amount of capital we had readily available for long-term investments) was estimated to be approximately $145 million. Our rate of capital deployment in the second half of 2014 is requiring us to source additional capital prior to the end of the year to support the growth in our investment opportunities. During the third quarter of 2014, we generated approximately $49 million of internal capital through the sale of $456 million of residential securities. The securities we sold included lower yielding mezzanine securities and other senior securities financed with short-term repurchase debt and capital. These sales resulted in $7 million of realized gains and reduced our short-term repurchase debt to $647 million at September 30, 2014, from $854 million at June 30, 2014. We also generated capital by more efficiently financing our accumulation of residential and commercial loans held for sale, utilizing warehouse financing facilities where we deemed it appropriate. While we believe our remaining investment capacity is sufficient to fund our near-term investment activities, we will likely need additional capital to make sustained long-term investments over the coming quarters. As a result, we are considering raising capital from outside sources, such as through a convertible debt offering or other medium- or long-term debt issuance.

RESULTS OF OPERATIONS

The following table presents the components of our GAAP net income for the three and nine months ended September 30, 2014 and 2013.

Table 3 – Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions, Except per Share Data) (1)	2014	2013	2014	2013
Interest income	$63	$57	$177	$169
Interest expense	(23)	(22)	(64)	(61)

Net Interest Income	40	36	113	107
Reversal of provision (provision) for loan losses	2	(2)	1	-

Net Interest Income After Provision	42	34	114	107
Noninterest Income
Mortgage banking activities, net	18	(9)	24	86
MSR income, net	6	3	5	15
Other market valuation adjustments, net	(4)	-	(14)	(6)
Realized gains, net	9	10	11	23

Total noninterest income (loss), net	29	5	25	117
Operating expenses	(21)	(22)	(64)	(67)
Other income	2	-	2	-

Net income before provision for income taxes	50	17	77	157
(Provision for) benefit from income taxes	(5)	5	(4)	(9)

Net Income	$45	$22	$73	$148

Diluted earnings per common share	$0.50	$0.25	$0.84	$1.65

(1)	Certain totals may not foot, due to rounding.

Net Interest Income

Net interest income increased by $4 million to $40 million in the third quarter of 2014, and increased by $6 million to $113 million during the first nine months of 2014, each as compared to the respective periods in 2013. The increase in net interest income in both the three and nine month periods was primarily due to an increase in the average balance of investments we retained from Sequoia securitizations and third party investments we acquired during the past year.

Additional detail on changes in net interest income is provided in the “Net Interest Income” section of this MD&A.

Provision for Loan Losses

We maintain an allowance for loan losses for both our commercial loan investment portfolio and for residential loans held-for-investment in consolidated Sequoia entities. During the three and nine months ended September 30, 2014, we recorded reversals of provision for loan losses that primarily resulted from $51 million of commercial loan repayments in the third quarter of 2014 and lower loss severities on residential loans largely due to home price appreciation impacting these loans over the last two years.

Additional information on the allowance for loan losses on our consolidated Sequoia entities is provided in the “Results of Legacy Consolidated Entities” section of this MD&A.

Mortgage Banking Activities, Net

Income from mortgage banking activities, net, includes results from both our residential and commercial mortgage banking operations.

Income from residential mortgage banking activities increased by $24 million to $11 million in the third quarter of 2014, and decreased $58 million to $12 million in the first nine months of 2014, each as compared to the respective periods in 2013. Higher residential loan acquisition volumes in the third quarter of 2014 contributed to higher mortgage banking income in that period. The loss we recorded in the third quarter of 2013 was primarily attributable to timing differences related to our jumbo mortgage pipeline (defined as those loans we have identified for purchase) and the hedging derivatives associated with those loans. This timing difference affected the second and third quarters of 2013, impacting the third quarter results, but not the year-to-date results. The overall decrease in mortgage banking income in the first nine months of 2014 was primarily due to a combination of slightly lower residential loan acquisition volumes, resulting from higher mortgage rates and lower industry origination volumes during that period, and lower loan sale profit margins, particularly for conforming loans, which have become a larger portion of our overall loan acquisitions during 2014.

Income from commercial mortgage banking activities increased $3 million to $6 million in the third quarter of 2014, and decreased $4 million to $12 million in the first nine months of 2014, each as compared to the respective periods in 2013. The increase in income in the third quarter of 2014 primarily resulted from higher origination volume compared to the third quarter of 2013. The decrease in income during the first nine months of 2014 primarily resulted from lower profit margins on commercial originations from increased competition, which were only partially offset by higher origination volumes in that period.

Additional detail on our residential and commercial mortgage banking results are included in the Residential Mortgage Banking and Commercial Mortgage Banking and Investment portions of the “Segment Results” section of this MD&A.

MSR Income, Net

MSR income is comprised of both the net fee income earned from MSRs and their market value changes. MSR income increased $3 million to $6 million during the third quarter of 2014, and decreased $10 million to $5 million during the first nine months of 2014, each as compared to the respective periods in 2013. The net cash we received from our MSRs has steadily increased over the past several quarters due to additional MSR investments recognized through the sale of jumbo loans we securitized as well as an increasing amount recognized through the sale of conforming loans to the Agencies. During the third quarter and first nine months of 2014, we received $4 million and $11 million in net servicing fees, respectively, as compared to $3 million and $5 million during the third quarter and first nine months of 2013, respectively.

During the third quarter and first nine months of 2014, market valuation adjustments on MSRs were $2 million and negative $6 million, respectively, as compared to less than $1 million and $10 million during the respective periods of 2013. Mortgage rates have generally declined in 2014, adversely affecting the valuation of our MSRs during that period. During the first nine months of 2013, mortgage rates generally increased, benefitting the valuation of our MSRs.

Additional detail on our investment in MSRs is included in the Residential Investments portion of the “Segment Results” section of this MD&A.

Other Market Valuation Adjustments, Net

For the three and nine months ended September 30, 2014, other market valuation adjustments, net, included an expense of $2 million and $11 million, respectively, attributable to declines in the value of derivatives used to manage risks associated with certain of our residential investment securities. These derivatives declined in value as a result of declining interest rates during the first nine months of 2014. Changes in the value of the securities being hedged by these derivatives were recorded in other comprehensive income on our balance sheet and were not recognized in net income. Additional expenses of $2 million and $3 million in the three and nine months ended September 30, 2014, respectively, relate to a combination of impairments on certain AFS securities, changes in the fair value of residential loans that were retained for investment purposes and financed with the FHLBC, and valuation adjustments of certain securities carried at fair value on our financial statements. For the three and nine months ended September 30, 2013, other market valuation adjustments, net, included impairments on AFS securities of zero and $2 million, respectively, and income less than $1 million and an expense of $4 million, respectively, due to valuation adjustments of certain fair value securities.

Realized Gains, Net

Realized gains, net, were $9 million and $11 million, respectively, for the three and nine months ended September 30, 2014 and primarily resulted from the sale of $395 million of available-for-sale securities in the third quarter of 2014. The amount of the gains or losses in a period depends on several factors including the amount of sales and the unrealized gain or loss on the securities prior to sale.

For additional detail on realized gains, see the Residential Investments portion of the “Segment Results” section of this MD&A.

Operating Expense

During the third quarter of 2014, operating expenses decreased to $21 million, as compared to $22 million in the third quarter of 2013. During the first nine months of 2014, operating expenses decreased to $64 million, as compared to $67 million in the first nine months of 2013. The decreases over both periods are primarily due to a decline in both severance-related expenses and variable compensation accruals. During the first nine months of 2014, we recorded less than $1 million of severance-related expenses, as compared to expenses of $4 million during the first nine months of 2013. These reductions in expenses were partially offset by increases in fixed compensation and systems and consulting expenses that increased over the last year as we expanded our residential and commercial mortgage banking operations.

Other Income

Other income of $2 million reflects a reduction in our aggregate litigation reserve relating to three legacy Sequoia RMBS-related cases we reserved for in the fourth quarter of 2013. Additional information on our legal proceedings and litigation reserve can be found in Note 15 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

We recorded a tax provision of $5 million in the third quarter of 2014, as compared to a benefit from income taxes of $5 million in the third quarter of 2013. We recorded a tax provision of $4 million in the first nine months of 2014, as compared to a tax provision of $9 million during the first nine months of 2013. Our provision for income taxes is primarily driven by activity at our taxable REIT subsidiaries, including our residential and commercial mortgage banking activities and MSR investments. The lower tax provision during the first nine months of 2014 was primarily the result of lower income from our mortgage banking activities during that period, as compared to the first nine months of 2013. The benefit from income taxes in the third quarter of 2013 primarily resulted from a reduction of our annual estimated effective tax rate during that period.

For additional detail on income taxes, see the “Taxable Income” section of this MD&A.

Net Interest Income

The following tables present the components of net interest income for the three and nine months ended September 30, 2014 and 2013.

Table 4 – Net Interest Income (1)

	Three Months Ended September 30,
	2014			2013
(Dollars in Millions)	Interest Income/ (Expense)	Average Balance (2)	Yield	Interest Income/ (Expense)	Average Balance (2)	Yield
Interest Income
Residential loans, at fair value	$13	$1,369	3.81%	$9	$861	4.27%
Residential loans - HFI(3)	6	1,570	1.59%	8	1,911	1.64%
Commercial loans - HFS	2	170	4.80%	1	68	6.21%
Commercial loans - HFI	11	420	10.05%	10	348	11.14%
Trading securities	6	133	17.13%	8	204	15.31%
Available-for-sale securities	26	1,295	7.96%	22	968	9.03%
Cash and cash equivalents	-	151	- %	-	275	- %

Total interest income	63	5,109	4.96%	57	4,634	4.96%
Interest Expense
Short-term debt	(8)	1,874	(1.80) %	(5)	1,151	(1.82) %
ABS issued - Redwood	(3)	184	(5.63) %	(3)	274	(4.98) %
ABS issued - Sequoia (3)	(5)	1,508	(1.39) %	(6)	1,835	(1.35) %
Long-term debt	(7)	568	(4.98) %	(7)	450	(6.12) %

Total interest expense	(23)	4,133	(2.26) %	(22)	3,711	(2.34) %

Net Interest Income	$40			$36

	Nine Months Ended September 30,
	2014			2013
(Dollars in Millions)	Interest Income/ (Expense)	Average Balance (2)	Yield	Interest Income/ (Expense)	Average Balance (2)	Yield
Interest Income
Residential loans, at fair value	$26	$879	3.95%	$27	$914	3.91%
Residential loans - HFI(3)	19	1,641	1.58%	27	2,043	1.74%
Commercial loans - HFS	4	105	4.92%	2	56	5.50%
Commercial loans - HFI	30	400	10.11%	28	333	11.29%
Trading securities	18	146	16.02%	19	118	21.07%
Available-for-sale securities	80	1,387	7.64%	66	966	9.09%
Cash and cash equivalents	-	147	- %	-	151	- %

Total interest income	177	4,705	5.01%	169	4,580	4.91%
Interest Expense
Short-term debt	(17)	1,406	(1.65) %	(14)	1,021	(1.79) %
ABS issued - Redwood	(9)	210	(5.41) %	(11)	295	(4.80) %
ABS issued - Sequoia (3)	(16)	1,576	(1.35) %	(20)	1,966	(1.37) %
Long-term debt	(22)	527	(5.49) %	(17)	370	(6.09) %

Total interest expense	(64)	3,719	(2.28) %	(61)	3,652	(2.24) %

Net Interest Income	$113			$107

(1)	Certain totals may not foot, due to rounding.
(2)

Average balances for residential and commercial loans held-for-sale and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost.

(3)	The interest income from residential loans held-for-investment and the interest expense from ABS issued - Sequoia represent activity from our Legacy Consolidated Entities.

The following table presents the components of net interest income by segment for the three and nine months ended September 30, 2014 and 2013.

Table 4A – Net Interest Income by Segment (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2014	2013	2014	2013
Net interest income by segment
Residential Mortgage Banking	$13	$12	$32	$32
Residential Investments	24	21	74	63
Commercial Mortgage Banking and Investments	8	7	22	22
Corporate/Other	(5)	(5)	(15)	(10)

	$40	$36	$113	$107

(1)	Certain totals may not foot, due to rounding.

Analysis of Changes in Net Interest Income

Net interest income increased by $4 million to $40 million in the third quarter of 2014 and increased by $6 million to $113 million in the first nine months of 2014, as compared to the respective periods in 2013. The increases in net interest income in the third quarter and first nine months of 2014 were mostly attributable to $4 million and $11 million increases, respectively, from our residential investments segment that primarily resulted from higher average balances of securities we retained from Sequoia securitizations we sponsored and third-party securities we acquired during the past year. In addition, in each of the periods, $1 million of the increase in the residential investments segment was attributable to residential loans held-for-investment and financed through the FHLBC that were transferred into the segment in the third quarter of 2014. Additional details regarding the activities impacting net interest income at each segment are included in the “Segment Results” section of this MD&A.

The corporate/other line item includes net interest income from Legacy Consolidated Entities and interest expense related to long-term debt not directly allocated to our segments. Interest expense from long-term debt not directly allocated to our segments remained consistent at $6 million in the third quarter of 2014 and increased $3 million to $19 million in first nine months of 2014, as compared to the respective periods in 2013. The increase in the first nine months of 2014 primarily resulted from the issuance of convertible debt at the end of the first quarter of 2013. Contributions to net interest income from Legacy Consolidated Entities were $1 million and $2 million in the third quarter of 2014 and 2013, respectively, and $4 million and $7 million in the first nine months of 2014 and 2013, respectively. Additional details regarding Legacy Consolidated Entities are included in the “Results from Legacy Consolidated Entities” section of this MD&A.

The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and their specific debt financing costs at September 30, 2014.

Table 5 – Interest Expense — Specific Borrowing Costs

September 30, 2014	Residential Loans	Commercial Loans	Residential Securities
Asset yield	3.81%	10.65%	6.37%
Short-term debt yield	1.71%	5.15%	1.37%

Net spread	2.10%	5.50%	5.00%

For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities” in the “Liquidity and Capital Resources” section below.

Segment Results

The following is a discussion of the results of operations for our three business segments for the three and nine months ended September 30, 2014 and 2013. For additional information on our segments, refer to Note 1 and Note 21 in Part I, Item I of this Quarterly Report on Form 10-Q.

Residential Mortgage Banking

The following table presents the components of segment contribution for the residential mortgage banking segment for the three and nine months ended September 30, 2014 and 2013.

Table 6 – Residential Mortgage Banking Segment Contribution

Direct segment profit
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Interest income	$16,911	$15,954	$40,015	$40,869
Interest expense	(4,192)	(3,501)	(7,674)	(8,631)

Net interest income	12,719	12,453	32,341	32,238
Mortgage banking activities, net	11,386	(12,236)	11,650	69,278
Other market valuation adjustments, net	43	(11)	54	67
Direct operating expenses	(9,982)	(7,874)	(26,577)	(18,565)
Provision for income taxes	(3,352)	4,867	(3,258)	(6,447)

Segment Contribution	$10,814	$(2,801)	$14,210	$76,571

The following table provides the activity of unsecuritized residential loans during the three and nine months ended September 30, 2014 and 2013.

Table 7 – Unsecuritized Residential Loans — Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$1,107,877	$1,221,097	$404,267	$562,658
Acquisitions	3,387,875	1,294,372	6,271,755	6,448,697
Sales	(2,757,954)	(1,771,727)	(4,947,313)	(6,255,982)
Transfers between portfolios (1)	(241,282)	-	(241,282)	-
Principal repayments	(7,687)	(4,188)	(19,718)	(9,243)
Changes in fair value, net	13,600	(11,675)	34,720	(18,251)

Balance at End of Period	$1,502,429	$727,879	$1,502,429	$727,879

(1)

During the three months ended September 30, 2014, we transferred loans with a principal balance of $235 million and a fair value of $241 million from held-for-sale at fair value to held-for-investment at fair value. As of September 30, 2014, these loans were financed through the FHLBC borrowing agreement and our current intention is to hold these loans for investment. As such, the loans were transferred to our residential investments segment in the third quarter of 2014.

The following table provides the activity of our retained Sequoia IO securities for the three and nine months ended September 30, 2014 and 2013.

Table 8 – Sequoia IO Securities Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Beginning fair value	$96,894	$123,591	$110,505	$10,409
Acquisitions	1,680	8,702	1,680	100,552
Sales	-	(13,942)	-	(30,876)
Change in fair value, net	(1,253)	(908)	(14,864)	37,358

Ending Fair Value	$97,321	$117,443	$97,321	$117,443

During the third quarter of 2014, we identified $3.7 billion of loans for purchase, and we purchased $3.4 billion of prime residential loans, which included $1.5 billion of conforming loans and $1.8 billion of jumbo loans. We sold $1.4 billion of conforming loans to the Agencies and $699 million of jumbo loans to third parties. In addition, we securitized $653 million of jumbo loans as part of two Sequoia securitizations that settled during the third quarter. In association with these sales and securitizations, during the third quarter of 2014, we retained $2 million of Sequoia IO securities, $39 million of Sequoia subordinate securities and $18 million of MSR investments. At September 30, 2014, we owned $1.5 billion of prime residential loans, including $1.1 billion of jumbo loans and $399 million of conforming loans. Our pipeline of loans identified for purchase at September 30, 2014, included $1.3 billion of jumbo loans and $324 million of conforming loans (unadjusted for expected fallout).

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

During the third quarter of 2014, net interest income from loans held-for-sale increased to $8 million from $6 million in the third quarter of 2013, primarily due to a higher average balance of loans outstanding during the current quarter, which was only partially offset by lower yields. Interest income from Sequoia IO and senior securities declined to $5 million in the third quarter of 2014 from $7 million during the third quarter of 2013, mostly due to lower average balances as sales and paydowns outpaced acquisitions of these securities during 2014.

During the first nine months of 2014, net interest income from loans held-for-sale decreased to $17 million from $18 million in the first nine months of 2013, primarily due to a lower average loan balance in the first nine months of 2014. Interest income from Sequoia IO securities increased to $15 million in the first nine months of 2014 from $14 million in the first nine months of 2013. The increase in interest income from Sequoia IO securities resulted from higher average balances of IO securities during the first nine months of 2014, which we retained from Sequoia securitizations we completed during 2013 and 2014.

The amount of net interest income we earn on loans held-for-sale is dependent on many variables, including the amount of loans and the time they are outstanding on our balance sheet and their interest rates, as well as the amount of leverage we employ through the use of short-term debt to finance the loans and the interest rates on that debt. These factors will impact interest income in future periods.

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

The following table presents the components of residential mortgage banking activities, net. Amounts presented include both the changes in market values for loans that were sold and associated derivative positions that were settled during the periods presented as well as changes in market values of loans, derivatives and Sequoia IO securities we owned as of the period end.

Table 9 – Components of Residential Mortgage Banking Activities, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Changes in fair value of:
Residential loans, at fair value	$13,446	$(10,804)	$34,554	$(17,339)
Sequoia securities	(1,332)	(1,866)	(14,419)	36,399
Risk management derivatives	(4,297)	75	(16,433)	48,583
Purchase and forward sale commitments	2,487	-	6,077	-
Other (1)	1,082	359	1,871	1,635

Total Residential Mortgage Banking Activities, Net	$11,386	$(12,236)	$11,650	$69,278

(1)	Amounts in this line item include other fee income and the provision for repurchase expenses, presented net.

Our income from residential mortgage banking activities can experience volatility between quarters resulting from timing differences related to our jumbo mortgage pipeline (defined as those loans we have identified for purchase), and the hedging for those loans. We record changes in the value of hedges associated with our jumbo mortgage pipeline in earnings in the period they occur. However, the corresponding changes in value of the jumbo mortgage loan pipeline outstanding at any quarter-end are not reflected in earnings until the loans are purchased, which is typically in the following quarter. These timing differences are most pronounced when there is interest rate volatility during a quarter.

Income from residential mortgage banking activities, net, increased $24 million to $11 million in the third quarter of 2014 and decreased $58 million to $12 million in the first nine months of 2014, each as compared to the respective periods in 2013. Higher loan acquisition volumes in the third quarter of 2014 contributed to higher mortgage banking income in that period as compared to the third quarter of 2013. In addition, mortgage banking income in the third quarter of 2014 benefited from a timing difference that affected the second and third quarters of 2014. We do not expect the timing difference related to the loans we identified for purchase at September 30, 2014 to have a significant impact on our recorded income in the fourth quarter of 2014. Income from mortgage banking activities in the third quarter of 2013 was significantly impacted by timing differences that affected the second and third quarters of 2013. At June 30, 2013, we estimated that the net market valuation adjustment associated with loans identified for purchase was approximately negative $34 million, which was not recognized in earnings until the third quarter of 2013, whereas the gains from derivatives associated with those loans were included in earnings in the second quarter of 2013.

The decline in the first nine months of 2014 was primarily attributable to a combination of reduced residential loan acquisition volumes, resulting from higher mortgage rates and lower industry origination volumes during that period, and lower loan sale profit margins in the current year. The reduced margins resulted from increased competition, particularly for conforming loans, which have become a larger portion of our overall loan acquisitions during 2014 and have lower margins than our jumbo loans.

At September 30, 2014, we had a repurchase reserve of $3 million related to residential loans sold through this segment. During the third quarter of 2014, we recorded a $702 thousand provision for repurchases that was included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date. As our business continues to grow we expect that our repurchase reserve will continue to grow to reflect our increased potential obligations arising from representation and warranty violations related to the residential loans we have sold to securitization trusts or third parties, as well as from residential loans associated with MSRs we acquire.

The following table details outstanding principal balances for residential loans held-for-sale by product type at September 30, 2014.

Table 10 – Characteristics of Unsecuritized Residential Loans

September 30, 2014		Weighted
(Dollars In Thousands)	Principal Value	Average Coupon
First Lien Prime
Fixed - 30 year	$1,206,638	4.21%
Fixed - 15, 20, & 25 year	97,803	3.60%
Hybrid	160,987	3.32%
ARM	1,273	2.18%

Total Outstanding Principal	$1,466,701	4.07%

Operating Expenses and Provision for Income Taxes

Direct operating expenses attributable to this segment increased $2 million to $10 million during the third quarter of 2014, and increased $8 million to $27 million during the first nine months of 2014, each as compared to the respective periods in 2013. The increase in expenses in both periods was attributable to the expansion of our residential mortgage banking operations.

Our residential mortgage banking activities are conducted in a taxable REIT subsidiary and our provision for income taxes is generally correlated to our segment contribution income. In certain periods, the relationship between these two amounts can change as a result of updates to our estimated annual effective tax rate.

Residential Investments

Our residential investments segment is comprised of our residential securities portfolio, MSR investment portfolio, and residential loans held-for-investment that are financed through the FHLBC. Sequoia IOs that are included as a component of trading securities in our consolidated financial statements are included in our Residential Mortgage Banking segment for reporting purposes. As such, they are excluded from any amounts and tables in this section and such amounts and tables will not conform to amounts presented in our consolidated financial statements for securities.

The following table presents the components of segment contribution for the residential investments segment for the three and nine months ended September 30, 2014 and 2013.

Table 11 – Residential Investments Segment Contribution

Direct segment profit
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Interest income	$27,600	$22,887	$83,120	$70,420
Interest expense	(3,142)	(2,229)	(9,106)	(7,448)

Net interest income	24,458	20,658	74,014	62,972
MSR income, net	5,821	3,113	4,650	14,681
Other market valuation adjustments, net	(3,371)	549	(13,117)	(5,759)
Realized gains, net	7,836	10,469	9,815	23,032
Direct operating expenses	(802)	(229)	(2,667)	(3,768)
Benefit from income taxes	150	377	1,826	(1,284)

Total Segment Contribution	$34,092	$34,937	$74,521	$89,874

The following table provides real estate securities activity in our residential investments segment for the three and nine months ended September 30, 2014 and 2013.

Table 12 – Real Estate Securities Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Beginning fair value	$1,685,756	$1,190,714	$1,572,356	$1,098,344
Acquisitions
Sequoia securities	39,330	71,526	59,758	278,622
Third-party securities	1,811	142,629	132,393	142,629
Sales
Sequoia securities	(57,422)	-	(57,422)	-
Third-party securities	(342,482)	(168,092)	(343,795)	(182,353)
Gains on sales and calls, net	7,975	10,317	9,954	22,881
Effect of principal payments (1)	(46,455)	(37,624)	(136,732)	(110,954)
Change in fair value, net	5,859	(2,236)	57,860	(41,935)

Ending Fair Value	$1,294,372	$1,207,234	$1,294,372	$1,207,234

(1)

The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

The following table provides MSR activity in our residential investments segment for the three and nine months ended September 30, 2014 and 2013.

Table 13 – MSR Activity

	Three Months Ended September 30,
	2014		2013
(In Thousands)	Jumbo	Conforming	Jumbo	Conforming
Beginning fair value	$56,038	$15,187	$43,098	$-
Additions	4,356	57,250	13,226	3,451
Change in fair value, net	805	1,516	647	(187)

Ending Fair Value	$61,199	$73,953	$56,971	$3,264

	Nine Months Ended September 30,
	2014		2013
(In Thousands)	Jumbo	Conforming	Jumbo	Conforming
Beginning fair value	$61,493	$3,331	$5,315	$-
Additions	7,030	69,242	41,840	3,451
Change in fair value, net	(7,324)	1,380	9,815	(187)

Ending Fair Value	$61,199	$73,953	$56,971	$3,264

Residential Securities

During the third quarter of 2014, our residential securities portfolio declined $391 million to $1.29 billion, primarily resulting from $400 million of sales and the effect of $46 million of principal payments, partially offset by $39 million of subordinate securities acquired from the Sequoia securitizations we completed during the quarter. The third-party securities acquired during the quarter included $2 million of senior securities.

Net interest income from our residential securities increased $3 million to $24 million in the third quarter of 2014, and increased $10 million to $73 million in the first nine months of 2014, each as compared to the respective periods in 2013. These amounts exclude net interest income from FHLBC financed loans that are discussed below. The increases in net interest income over both the three and nine month periods was primarily due to higher average balances of assets, which increased $325 million to $1.3 billion in the third quarter of

2014. The increase in interest income from higher average balances was partially offset by a decline in interest income from lower asset yields, which in the aggregate declined to a yield of 8.0% in the third quarter of 2014 from a yield of 9.0% in the third quarter of 2013. This decrease in yield is primarily attributable to the changing composition of our portfolio as higher yielding legacy senior and subordinate securities purchased in past years pay down and are replaced by new-issue Sequoia and third-party subordinate securities and seasoned third-party senior securities that have lower relative yields.

Interest expense in our residential investments segment increased by $1 million and $2 million during the three and nine months ended September 30, 2014, respectively. This increase was primarily due to an increase in average short-term debt balances used to finance the net growth in our investment portfolio. This increase was partially offset by a decline in interest expense on ABS issued as the Residential Resecuritization we completed in 2011 continues to pay down.

During the third quarter of 2014, we recognized $6 million of net positive changes in fair value related to our available-for-sale residential securities portfolio, primarily resulting from improved pricing on our subordinate Sequoia securities. During the third quarter of 2014, other market valuation adjustments, net, included negative $2 million attributable to declines in the value of interest-rate hedging derivatives caused by declining interest rates, negative $1 million from a decline in value of residential loans held-for-investment, and negative $188 thousand related to other-than-temporary impairments on securities in an unrealized loss position.

We use derivatives to manage risks associated with the net interest rate exposure at this segment, which includes fixed-rate securities and loans that generally increase in value as rates decline, and MSRs that generally decrease in value as rates decline. During the third quarter of 2014, the $2 million decline in the value of derivatives, the $1 million decline in value of loans, and the $2 million increase in value of MSRs, were each recognized through earnings, while the $6 million increase in value of securities was recognized through accumulated comprehensive income on our balance sheet.

During the first nine months of 2014, we realized $10 million of gains on sold and called securities, as compared to $23 million of securities sold during the first nine months of 2013. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities to meet operating objectives and to adapt to market conditions. Sales of $400 million of securities from this segment in the third quarter of 2014 were made to generate capital for reinvestment.

The following table provides the activity of our real estate securities by collateral type in our residential investments segment for the three and nine months ended September 30, 2014 and 2013.

Table 14 – Real Estate Securities Activity by Collateral Type

Three Months Ended September 30, 2014

(In Thousands)	Senior	Re-REMIC (1)	Subordinate	Total
Beginning fair value	$912,345	$192,596	$580,815	$1,685,756
Acquisitions
Sequoia securities	-	-	39,330	39,330
Third-party securities	1,811	-	-	1,811
Sales
Sequoia securities	(3,074)	-	(54,348)	(57,422)
Third-party securities	(318,926)	(15,538)	(8,018)	(342,482)
Gains (losses) on sales and calls, net	(2,198)	6,080	4,093	7,975
Effect of principal payments (2)	(41,373)	-	(5,082)	(46,455)
Change in fair value, net	4,209	(7,021)	8,671	5,859

Ending Fair Value	$552,794	$176,117	$565,461	$1,294,372

Nine Months Ended September 30, 2014

(In Thousands)	Senior	Re-REMIC (1)	Subordinate	Total
Beginning fair value	$864,762	$176,376	$531,218	$1,572,356
Acquisitions
Sequoia securities	-	-	59,758	59,758
Third-party securities	116,260	10,200	5,933	132,393
Sales
Sequoia securities	(3,074)	-	(54,348)	(57,422)
Third-party securities	(320,239)	(15,538)	(8,018)	(343,795)
Gains (losses) on sales and calls, net	(1,206)	6,080	5,080	9,954
Effect of principal payments (2)	(122,711)	-	(14,021)	(136,732)
Change in fair value, net	19,002	(1,001)	39,859	57,860

Ending Fair Value	$552,794	$176,117	$565,461	$1,294,372

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior interests to provide additional credit support to those interests.
(2)

The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

At September 30, 2014, our residential securities (as a percentage of current market value) consisted of fixed-rate assets (52%), adjustable-rate assets (18%), hybrid assets that reset within the next year (29%), and hybrid assets that reset between 12 and 36 months (1%).

The following table presents real estate securities at September 30, 2014, categorized by portfolio vintage (the years the securities were issued), by priority of cash flows (senior, re-REMIC, and subordinate), and by quality of underlying loans (prime and non-prime).

Table 15 – Securities by Vintage and as a Percentage of Total Securities (1) (2)

	Sequoia	Third-party Securities
September 30, 2014 (Dollars In Thousands)	Securities 2012-2014	2005 & Earlier	2006 - 2008	2012 - 2014	Total	% of Total Securities
Senior
Prime	$-	$277,795	$81,018	$-	$358,813	28%
Non-prime	-	189,512	4,469	-	193,981	15%

Total Senior	-	467,307	85,487	-	552,794	43%
Re-REMIC	-	60,196	115,921	-	176,117	13%
Subordinate
Mezzanine (3)	356,847	-	-	54,938	411,785	32%
Subordinate	84,988	53,935	1,220	13,533	153,676	12%

Total Subordinate	441,835	53,935	1,220	68,471	565,461	44%

Total Securities	$441,835	$581,438	$202,628	$68,471	$1,294,372	100%

(1)	Certain totals may not foot, due to rounding.
(2)

The securities and interests that we acquired from the Residential Resecuritization entity (which are eliminated for consolidation purposes) were $167 million at September 30, 2014. As a result, to adjust at September 30, 2014, for the legal and economic interests that resulted from the Residential Resecuritization, total residential senior securities would be decreased by $233 million to $320 million, total re-REMIC residential securities would be increased by $167 million to $343 million, and total residential securities would be reduced by $66 million to $1.23 billion.

(3)	Mezzanine includes securities initially rated AA, A, and BBB- and issued in 2012 or later.

The following tables present the components of the interest income we earned on AFS securities for the three and nine months ended September 30, 2014 and 2013.

Table 16 – Interest Income — AFS Securities

Three Months Ended September 30, 2014					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$5,470	$6,610	$12,080	$649,179	3.37%	4.07%	7.44%
Re-REMIC	2,659	1,619	4,278	114,433	9.29%	5.66%	14.95%
Mezzanine (1)	4,363	945	5,308	421,111	4.14%	0.90%	5.04%
Subordinate	2,377	1,717	4,094	110,494	8.61%	6.22%	14.82%

Total AFS Securities	$14,869	$10,891	$25,760	$1,295,217	4.59%	3.36%	7.96%

Three Months Ended September 30, 2013					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$4,198	$5,190	$9,388	$428,080	3.92%	4.85%	8.77%
Re-REMIC	2,709	865	3,574	101,808	10.64%	3.40%	14.04%
Mezzanine (1)	3,400	759	4,159	336,781	4.04%	0.90%	4.94%
Subordinate	2,759	1,971	4,730	101,194	10.91%	7.79%	18.70%

Total AFS Securities	$13,066	$8,785	$21,851	$967,864	5.40%	3.63%	9.03%

Nine Months Ended September 30, 2014					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$18,841	$20,107	$38,948	$753,488	3.33%	3.56%	6.89%
Re-REMIC	8,103	4,502	12,605	113,328	9.53%	5.30%	14.83%
Mezzanine (1)	12,781	2,979	15,760	411,968	4.14%	0.96%	5.10%
Subordinate	7,006	5,186	12,192	108,580	8.60%	6.37%	14.97%

Total AFS Securities	$46,731	$32,774	$79,505	$1,387,364	4.49%	3.15%	7.64%

Nine Months Ended September 30, 2013					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$17,922	$14,636	$32,558	$537,486	4.45%	3.63%	8.08%
Re-REMIC	8,234	2,933	11,167	100,808	10.89%	3.88%	14.77%
Mezzanine (1)	7,444	1,605	9,049	241,244	4.11%	0.89%	5.00%
Subordinate	7,666	5,436	13,102	86,193	11.86%	8.41%	20.27%

Total AFS Securities	$41,266	$24,610	$65,876	$965,730	5.70%	3.40%	9.10%

(1)	Mezzanine includes securities initially rated AA, A, and BBB- and issued in 2012 or later.

The following tables present the components of carrying value at September 30, 2014 and December 31, 2013 for our AFS residential securities.

Table 17 – Carrying Value of AFS Securities

September 30, 2014 (In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$565,714	$206,212	$694,308	$1,466,234
Credit reserve	(13,976)	(16,553)	(43,346)	(73,875)
Unamortized discount, net	(74,990)	(80,986)	(143,129)	(299,105)

Amortized cost	476,748	108,673	507,833	1,093,254
Gross unrealized gains	69,117	67,444	59,427	195,988
Gross unrealized losses	(829)	-	(2,178)	(3,007)

Carrying Value	$545,036	$176,117	$565,082	$1,286,235

December 31, 2013 (In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$888,654	$214,046	$706,292	$1,808,992
Credit reserve	(23,984)	(30,429)	(62,457)	(116,870)
Unamortized discount, net	(81,015)	(80,188)	(137,266)	(298,469)

Amortized cost	783,655	103,429	506,569	1,393,653
Gross unrealized gains	73,634	72,947	41,205	187,786
Gross unrealized losses	(1,597)	-	(21,536)	(23,133)

Carrying Value	$855,692	$176,376	$526,238	$1,558,306

At September 30, 2014, credit reserves for our AFS securities totaled $74 million, or 5.0% of the principal balance of our residential securities, down from $117 million, or 6.5%, at December 31, 2013. The decrease in the credit reserve primarily resulted from a transfer of credit reserves to accretable unamortized discount during the first nine months of 2014, based on sustained improvements in the overall credit performance of loans underlying our securities that reduced our estimate of future losses on these loans. Accretable unamortized discounts are recognized into income prospectively over the remaining life of the associated loans. During the three and nine months ended September 30, 2014, realized credit losses on our residential securities totaled $2 million and $9 million, respectively. Volatility in income recognition for these securities is generally due to changes in prepayment rates and, to varying degrees, credit performance and interest rates.

Senior Securities

The fair value of our senior AFS securities was equal to 96% of their principal balance at September 30, 2014, and the amortized cost was equal to 84% of the principal balance. The fair value of our senior securities accounted for as trading securities in this segment was $8 million. We expect future losses will extinguish a portion of the outstanding principal of these AFS securities, as reflected by the $14 million of credit reserves we have provided for on the $566 million principal balance of those securities.

Re-REMIC Securities

Our re-REMIC portfolio consists primarily of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures. We own support (or subordinate) securities within those structures. The fair value of our re-REMIC AFS securities was equal to 85% of the principal balance of the portfolio at September 30, 2014, while our amortized cost was equal to 53% of the principal balance. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $17 million of credit reserves we have provided for on the $206 million principal balance of those securities.

Subordinate Securities

The fair value of our subordinate AFS securities was equal to 81% of the principal balance at September 30, 2014, and the amortized cost was equal to 73% of the principal balance. Credit losses totaled $1 million in our residential subordinate portfolio during the third quarter of 2014, as compared to $4 million of losses during the third quarter of 2013. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $43 million of credit reserves we have provided for on the $694 million principal balance of those securities.

Mortgage Servicing Rights

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

The following table provides the activity for MSRs by portfolio for the three and nine months ended September 30, 2014.

Table 18 – MSR Activity by Portfolio

Three Months Ended September 30, 2014 (In Thousands)	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$56,038	$15,187	$71,225
MSRs retained from Sequoia securitizations	4,356	-	4,356
MSRs retained from third-party loan sales	-	14,630	14,630
Purchased MSRs	-	42,620	42,620
Market valuation adjustments due to:
Changes in assumptions	2,582	1,741	4,323
Other changes (1)	(1,777)	(225)	(2,002)

Balance at End of Period	$61,199	$73,953	$135,152

Loans associated with MSRs (2)	5,962,758	6,254,058	12,216,816
MSR values as percent of loans (3)	1.03%	1.18%	1.11%

Nine Months Ended September 30, 2014 (In Thousands)	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$61,493	$3,331	$64,824
MSRs retained from Sequoia securitizations	6,542	-	6,542
MSRs retained from third-party loan sales	488	23,933	24,421
Purchased MSRs	-	45,309	45,309
Market valuation adjustments due to:
Changes in assumptions	(2,114)	1,796	(318)
Other changes (1)	(5,210)	(416)	(5,626)

Balance at End of Period	$61,199	$73,952	$135,151

Loans associated with MSRs (2)	5,962,758	6,254,058	12,216,816
MSR values as percent of loans (3)	1.03%	1.18%	1.11%

(1)	Represents changes due to realization of expected cash flows.
(2)	Amounts represent the aggregate principal balance of loans associated with MSRs outstanding at September 30, 2014.
(3)	Amounts represent the carrying value of MSRs at September 30, 2014 divided by the outstanding balance of the loans associated with these MSRs.

The following table presents the components of MSR income for the three and nine months ended September 30, 2014 and 2013.

Table 19 – MSR Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Servicing income	$4,590	$3,008	$12,287	$5,820
Cost of sub-servicer	(437)	(355)	(1,040)	(767)

Net servicing income	4,153	2,653	11,247	5,053
Market valuation adjustments	2,321	460	(5,944)	9,628
Provision for repurchases	(653)	-	(653)	-

Income from MSRs, Net	$5,821	$3,113	$4,650	$14,681

The increase in MSR net servicing income in both the third quarter and the first nine months of 2014, compared to the same periods in 2013, was primarily attributable to higher balances of MSRs in 2014 resulting from MSR additions during the past year. The market value increases in the third quarter of 2014 as well as the three and nine months ending September 30, 2013, were primarily due to increases in mortgage interest rates during those periods. The market value declines in the first nine months of 2014 were primarily due to a decrease in mortgage interest rates during the first six months of 2014. Changes in interest rates generally result in changes to the expected prepayment speeds for the loans associated with our MSRs, which impact the MSRs fair value. At September 30, 2014 the 60-day plus delinquency rate was 0.01% and there were no loans greater than 90 days delinquent.

Residential Loans Held-for-Investment

During the third quarter of 2014, we transferred $236 million of held-for-sale residential loans from our Residential Mortgage Banking segment and reclassified the loans to held-for-investment based on our intention to hold these loans for longer-term investment while they are financed through the FHLBC. At September 30, 2014, our investment in these loans was partially financed with $204 million of long-term debt from our FHLB financing arrangement. During the third quarter of 2014, we recorded $1 million of net interest income associated with these loans.

Direct Operating Expenses and Provision for Income Taxes

In the third quarter of 2014, the benefit for income taxes of less than $1 million in our residential investments segment resulted from GAAP loss recorded at our taxable REIT subsidiaries associated with this segment. As the amount of GAAP income or loss changes at the taxable REIT subsidiary in future periods, the corresponding provision/benefit for income taxes will generally increase or decrease accordingly. However, this change may not always be evident as a significant portion of the GAAP income earned at this segment is recorded at the REIT, for which no tax provision is recorded.

Commercial Mortgage Banking and Investments

The following table presents the components of segment contribution for the commercial mortgage banking and investments segment for the three and nine months ended September 30, 2014 and 2013.

Table 20 – Commercial Mortgage Banking and Investments Segment Contribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Interest income	$12,603	$10,740	$34,204	$30,534
Interest expense	(4,526)	(3,560)	(12,234)	(8,928)

Net interest income	8,077	7,180	21,970	21,606
Reversal of provision (provision for) loan losses	888	(844)	(56)	(2,419)
Mortgage banking activities, net	6,486	3,538	12,300	16,284
Realized gains, net	-	-	-	210
Direct operating expenses	(2,279)	(2,176)	(7,085)	(8,026)
Benefit from (provision for) income taxes	(1,764)	29	(2,159)	(1,689)

Total Segment Contribution	$11,408	$7,727	$24,970	$25,966

The following table provides the activity of commercial loans during the three and nine months ended September 30, 2014 and 2013.

Table 21 – Commercial Loans — Activity

	Three Months Ended September 30,
	2014		2013
(In Thousands)	Held-for-Sale (1)	Held-for- Investment	Held-for-Sale (1)	Held-for- Investment
Balance at beginning of period	$50,848	$417,918	$149,470	$345,353
Originations/acquisitions	340,200	26,140	112,991	8,532
Sales	(290,563)	-	(238,102)	-
Transfers between portfolios (2)	-	-	-	-
Principal repayments	(83)	(51,422)	(109)	(739)
Discount amortization	-	184	-	138
Reversal of provision (provision for) loan losses	-	888	-	(844)
Changes in fair value, net	4,307	(420)	3,163	-

Balance at End of Period	$104,709	$393,288	$27,413	$352,440

	Nine Months Ended September 30,
	2014		2013
(In Thousands)	Held-for-Sale (1)	Held-for- Investment	Held-for-Sale (1)	Held-for- Investment
Balance at beginning of period	$89,111	$343,344	$8,500	$304,510
Originations/acquisitions	577,530	65,131	416,224	63,071
Sales	(536,549)	-	(399,865)	(230)
Transfers between portfolios (2)	(37,631)	37,631	-	-
Principal repayments	(253)	(55,723)	(264)	(12,955)
Discount amortization	-	481	-	464
Provision for loan losses	-	(56)	-	(2,420)
Changes in fair value, net	12,501	2,480	2,818	-

Balance at End of Period	$104,709	$393,288	$27,413	$352,440

(1)

Beginning in the second quarter of 2013 and through the current period, we elected the fair value option for all of senior commercial loans we originated and we anticipate electing the fair value option for all future senior commercial loans that we originate and intend to sell to third parties.

(2)

During the first nine months of 2014, we sold three senior A-note commercial mortgages to third parties that did not qualify as sales under GAAP, and were not derecognized from our balance sheet. During the first quarter of 2014, these loans and the associated B-note mortgage loans we retained were transferred from held-for-sale to held-for-investment classification and are carried at fair value on our consolidated balance sheets.

At September 30, 2014, we held commercial loans with a total outstanding carrying value of $498 million, consisting of our $393 million held-for-investment portfolio of mostly mezzanine loans as well as $105 million of senior mortgage loans held-for-sale through our mortgage banking operations.

The segment contribution from commercial mortgage banking and investments increased to $11 million during the third quarter of 2014, as compared to $8 million in the third quarter of 2013, and decreased to $25 million in the first nine months of 2014, as compared to $26 million in the first nine months of 2013. The year-over-year changes were primarily driven by changes in income from mortgage banking activities as described below.

Mortgage Banking Activities, Net

During the third quarter and first nine months of 2014, we originated 24 and 46 senior commercial mortgage loans, respectively, as compared to 12 and 33 senior commercial mortgage loans originated in the third quarter and first nine months of 2013, respectively. At September 30, 2014, there were seven senior loans held-for-sale with a carrying value of $105 million.

Income from mortgage banking activities, net, increased to $6 million in the third quarter of 2014 from $4 million in the third quarter of 2013 and decreased to $12 million in the first nine months of 2014 from $16 million during the first nine months of 2013. The increase in mortgage banking income during the third quarter of 2014 was primarily due to increased origination volume, which was only partially offset by a decline in gain on sale margins. The decrease in mortgage banking income during the first nine months of 2014 was primarily due to a decline in gain on sale margins due to increased competition. The following table presents the components of commercial mortgage banking activities, net, for the three and nine months ended September 30, 2014 and 2013.

Table 22 – Components of Commercial Mortgage Banking Activities, Net (1)

	Three Months Ended September		Nine Months Ended September
(In Thousands)	2014	2013	2014	2013
Changes in fair value of:
Commercial loans, at fair value	$4,305	$3,171	$13,644	$2,826
Risk management derivatives	1,892	367	(1,726)	2,426
Other fees	289	-	382	1
Net gains on commercial loan sales and originations	-	-	-	11,031

Total Mortgage Banking Activities, Net	$6,486	$3,538	$12,300	$16,284

(1)

Amounts reported as net gains on commercial loan sales and originations for 2013 relate to the sale of loans held at the lower of cost or fair value that were purchased or originated to prior to when we began electing the fair value option for commercial loans held-for-sale and represent the net benefit of the gross proceeds from the sale of the loans, less the carrying value of the loans and any related issuance costs. As a result the majority of our income during the first nine months of 2014 was from loan sales and not from loans that were on our balance sheet at the end of the reporting period.

Our commercial mortgage banking activities are conducted in a taxable REIT subsidiary and our provision for income taxes is generally correlated to our income from mortgage banking activities. In certain periods, the relationship between these two amounts can change as a result of updates to our estimated annual effective tax rate. This was the case in the third quarter of 2013, which resulted in a benefit from income taxes during that period.

Commercial Investments

Our commercial investments portfolio is comprised almost entirely of mezzanine loans and at September 30, 2014, included 55 loans held-for-investment with an outstanding principal balance of $332 million, an unamortized discount of $2 million, an allowance for loan losses of $7 million, and a carrying value of $323 million. In addition, our held-for-investment portfolio also includes three senior commercial mortgage loans totaling $71 million that were each bifurcated into senior (“A-note”) and junior (“B-note”) portions. The A-notes were sold during the first nine months of 2014, but were not derecognized from our balance sheet as they did not qualify as sales in accordance with GAAP, and rather were treated as secured borrowings. A-notes that are sold and their associated secured debt are each held at fair value on our consolidated balance sheets and interest income, interest expense and fair value changes associated with these instruments offset each other and have no net impact to our operating results. Our credit exposure related to these investments resides in the associated B-notes that we retained, which totaled $5 million as of September 30, 2014.

During the third quarter of 2014, we originated five mezzanine loans for $26 million, as compared to two loans for $9 million in the third quarter of 2013. At September 30, 2014, this portfolio included 31 non-securitized loans with a carrying value of $118 million and 24 loans with a carrying value of $205 million that are included in our Commercial Securitization with $115 million of associated ABS issued long-term debt.

Net interest income related to our commercial investments increased $1 million to $8 million in the third quarter of 2014, and was unchanged at $22 million for the first nine months of 2014, each as compared to the respective periods in 2013. Net interest income for the first nine months of 2013 included $1 million of prepayment penalties related to a $12 million mezzanine loan that prepaid during that period.

At September 30, 2014, we had one loan with a carrying value of $26 million (net of allowance for loan losses) on watch list status. This loan is current on all payments and we continue to believe we will receive all amounts due in accordance with the contractual terms of the loan. However, in our judgment, certain conditions with this loan warrant closer management attention. Improvements in these conditions would result in the asset being removed from our watch list, whereas deterioration could warrant further downgrades and potential evaluation for impairment. At September 30, 2014, we had no loans designated as impaired and did not have any charge-offs during 2014. Our allowance for loan losses on our held-for-investment portfolio was $7 million at both September 30, 2014 and December 31, 2013, representing 2.3% and 2.1%, respectively, of outstanding loans.

On average, our commercial loans held-for-investment have a maturity of more than four years, an unlevered yield in excess of 10% per annum before credit costs, a loan-to-value ratio of 73% at origination, and a debt service coverage ratio at origination of 1.31x based on our underwritten cash flows. The following table details principal balances and other characteristics for these loans by product type at September 30, 2014.

Table 23 – Characteristics of Commercial Loans Held-for-Investment at Amortized Cost

September 30, 2014 (Dollars In Thousands)	Number of Loans	Average Loan Size	Principal Balance	Percent of Total Principal	Weighted Average DSCR (1)	Weighted Average LTV (2)
Multi-family	27	$8,497	$59,478	34%	1.33	79%
Hospitality	10	4,199	113,379	25%	1.41	63%
Office	7	8,546	51,277	19%	1.23	76%
Retail	6	6,333	19,000	15%	1.16	76%
Self storage	3	2,293	4,587	6%	1.39	75%
Industrial	2	8,454	84,537	1%	1.37	70%

Total	55	$6,041	$332,258	100%	1.31	73%

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

(2)	The loan-to-value (“LTV”) calculation is defined as the sum of the senior and all subordinate loan amounts divided by the value of the property at the time the loan was originated.

The following table details principal balances for these loans by geographic concentration at September 30, 2014.

Table 24 – Geographic Concentration of Commercial Loans Held-for-Investment at Amortized Cost

Geographic Concentration (by Principal)	September 30, 2014
California	21%
New York	20%
Florida	11%
Michigan	9%
Texas	8%
Tennessee	4%
Washington	4%
Delaware	3%
Other states (none greater than 3%)	20%
Total	100%

Results of Legacy Consolidated Entities

During 2013 and 2014, Legacy Consolidated Entities include certain Sequoia securitization entities issued prior to 2012 that we consolidate for financial reporting purposes. The estimated carrying value of our investments in Legacy Consolidated Entities was $67 million, or 5% of our equity capital base, at September 30, 2014. The carrying value reflects the estimated book value of our retained investments in these entities based on the difference between the consolidated assets and liabilities of the entities in the aggregate according to their GAAP carrying amounts. For the three months ended September 30, 2014, cash flow generated by our investments in these entities totaled $4 million.

To show the impact of the Legacy Consolidated Entities to our consolidated financial results, we have included the following tables that present our consolidated GAAP income statements and balance sheets distributed between Legacy Consolidated Entities and the remainder of our operations, which we refer to as “at Redwood.” Results at Redwood include all activities from our three business segments and results from assets associated with our Residential Resecuritization completed in 2011 and our Commercial Securitization completed in 2012.

Table 25 – Consolidating Income Statement (1)

	At Redwood		Legacy Consolidated Entities		Redwood Consolidated
	Three Months Ended September 30,
(In Millions)	2014	2013	2014	2013	2014	2013
Interest income	$57	$50	$6	$8	$63	$57
Interest expense	(18)	(16)	(5)	(6)	(23)	(22)

Net interest income	39	34	1	2	40	36
Reversal of provision (provision) for loan losses	1	(1)	1	(1)	2	(2)

Net interest income after provision	40	33	2	1	42	34
Noninterest income
Mortgage banking activities, net	18	(9)	-	-	18	(9)
MSR income, net	6	3	-	-	6	3
Other market valuation adjustments, net	(3)	1	-	-	(4)	-
Realized gains, net	8	10	1	-	9	10

Total noninterest income (loss), net	28	5	1	-	29	5
Operating expenses	(21)	(22)	-	-	(21)	(22)
Other income	2	-	-	-	2	-

Net income before provision for taxes	48	16	2	1	50	17
Benefit from (provision for) income taxes	(5)	5	-	-	(5)	5

Net Income	$43	$21	$2	$1	$45	$22

	At Redwood		Legacy Consolidated Entities		Redwood Consolidated
	Nine Months Ended September 30,
(In Millions)	2014	2013	2014	2013	2014	2013
Interest income	$157	$142	$19	$27	$177	$169
Interest expense	(48)	(41)	(16)	(20)	(64)	(61)

Net interest income	110	101	4	6	113	107
Reversal of provision (provision) for loan losses	-	(2)	1	2	1	-

Net interest income after provision	110	98	4	8	114	107
Noninterest income
Mortgage banking activities, net	24	86	-	-	24	86
MSR income, net	5	15	-	-	5	15
Other market valuation adjustments, net	(13)	(6)	(1)	-	(14)	(6)
Realized gains, net	10	23	1	-	11	23

Total noninterest income (loss), net	25	118	-	-	25	117
Operating expenses	(64)	(67)	-	-	(64)	(67)
Other income	2	-	-	-	2	-

Net income before provision for taxes	73	149	4	8	77	157
Provision for income taxes	(4)	(9)	-	-	(4)	(9)

Net Income	$69	$140	$4	$8	$73	$148

(1)	Certain totals may not foot, due to rounding.

Table 26 – Consolidating Balance Sheet (1) (2)

	At Redwood (3)		Legacy Consolidated Entities (4)		Redwood Consolidated
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(In Millions)	2014	2013	2014	2013	2014	2013
Residential loans	$1,741	$404	$1,547	$1,762	$3,288	$2,166
Commercial loans	498	432	-	-	498	432
Real estate securities, at fair value	1,395	1,683	-	-	1,394	1,683
MSRs, at fair value	135	65	-	-	135	65
Cash and cash equivalents	150	173	-	-	150	173

Total earning assets	3,919	2,758	1,547	1,762	5,465	4,520
Other assets	140	81	6	8	146	89

Total Assets	$4,059	$2,838	$1,553	$1,770	$5,612	$4,609

Short-term debt	$1,888	$863	$-	$-	$1,888	$863
Other liabilities	103	79	1	1	104	81
Asset-backed securities issued	171	249	1,485	1,694	1,656	1,943
Long-term debt	697	476	-	-	697	476

Total liabilities	2,859	1,667	1,486	1,696	4,345	3,363

Stockholders’ equity	1,200	1,171	67	75	1,267	1,246

Total Liabilities and Equity	$4,059	$2,838	$1,553	$1,770	$5,613	$4,609

(1)	Certain totals may not foot, due to rounding.
(2)

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

(3)

Included in the “At Redwood” column are the assets and liabilities of the Residential Resecuritization and Commercial Securitization transactions we completed in 2011 and 2012, respectively. These transactions are treated as secured borrowings under GAAP. At September 30, 2014, the Residential Resecuritization accounted for $234 million of assets ($233 million of available-for-sale securities and $1 million of other assets) and $57 million of asset-backed securities issued. Our $177 million investment in this resecuritization, as estimated for GAAP, equals the difference between these assets and liabilities. At September 30, 2014, the Commercial Securitization accounted for $230 million of assets ($205 million of commercial loans at historical cost and $25 million of other assets) and $115 million of asset-backed securities issued (at amortized cost). Our $115 million investment in this securitization, as estimated for GAAP, equals the difference between these assets and liabilities.

(4)

Legacy Consolidated Entities includes certain Sequoia securitizations completed prior to 2012 that we are required to consolidate under GAAP. Our estimated GAAP investment in these entities was $67 million at September 30, 2014, representing the difference between the aggregate carrying value of assets and liabilities of these entities.

Net Interest Income at Legacy Consolidated Entities

Net interest income from Legacy Consolidated Entities decreased $1 million to $1 million in the third quarter of 2014 and decreased $2 million to $4 million in the first nine months of 2014, each as compared to the respective periods in 2013. The decreases year-over-year were primarily attributable to continued principal paydowns of assets at these entities. Net interest income at Legacy Consolidated Entities will vary from period to period and depend primarily on the rate of principal repayments on loans and changes in the levels of delinquencies associated with consolidated loans. As the loans and associated liabilities pay down, net interest income will decline over time.

Loan Loss Provision at Legacy Consolidated Entities

Each quarter we utilize a loan loss reserving methodology that has been established to provide management with a reasonable and adequate estimate of loan loss reserving needs. This methodology is disclosed in Note 3 and Note 6 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The reversal of provision for loan losses at Legacy Consolidated Entities was less than $1 million during the third quarter of 2014, as compared to provision expense of less than $1 million in the third quarter of 2013. The reversal of provision for loan losses was less than the net charge-offs of $1 million (or 0.09% of outstanding loan balances) for the third quarter of 2014, and the provision for loan losses was greater than the net charge-offs of $1 million (or 0.04% of outstanding loan balances) for the third quarter of 2013. This resulted in a decrease of $2 million and an increase of less than $1 million in our allowance for loan losses for the three months ended September 30, 2014 and 2013, respectively. Charge-offs resulted from $6 million and $3 million of defaulted loan principal for the third quarters of 2014 and 2013, for average implied loss severities of 21% and 31%, respectively.

The allowance for loan losses decreased to $22 million (or 1.41% of outstanding residential loans held-for-investment balances) at September 30, 2014, from $23 million (or 1.24% of outstanding residential loans held-for-investment balances) at September 30, 2013. Serious delinquencies on loans held at Consolidated Sequoia Entities (90+ days delinquent) increased to $73 million (or 4.70% of outstanding loan balances) at September 30, 2014, from $69 million (or 3.70% of outstanding loan balances) at September 30, 2013. The increase in the allowance as a percentage of total outstanding loan balances during the past year is due to an increase in the balance of loans 90+ days delinquent. The reserve as a percentage of loans 90+ days delinquent decreased primarily due to lower loss severities on loans resulting from home price appreciation over the last two years. Loans originated in Florida, New Jersey, North Carolina, and Nevada accounted for 22% of total loans and 41% of the serious delinquent loan balance held by Sequoia entities at September 30, 2014.

At September 30, 2014, we estimate that there were four consolidated Sequoia entities for which the carrying value of the entity’s liabilities exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances in accordance with GAAP, resulting in lower asset carrying values. The aggregate estimated net assets (or equity) at these consolidated entities were less than negative $2 million at September 30, 2014, an amount we expect to reverse through positive adjustments to earnings in future periods as the entities are retired or deconsolidated for financial reporting purposes.

Real Estate Loans at Legacy Consolidated Entities

The following table provides details of residential loan activity at Legacy Consolidated Entities for the three and nine months ended September 30, 2014 and 2013.

Table 27 – Residential Loans at Legacy Consolidated Entities — Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Balance at beginning of period	$1,616,505	$1,998,178	$1,762,168	$2,272,812
Principal repayments	(67,026)	(130,766)	(209,578)	(402,920)
Charge-offs, net	1,354	818	2,832	3,363
Premium amortization	(1,046)	(1,642)	(3,251)	(5,105)
Transfers to REO	(3,988)	(1,052)	(6,349)	(5,424)
Reversal of provision (provision) for loan losses	708	(883)	685	1,927

Balance at End of Period	$1,546,507	$1,864,653	$1,546,507	$1,864,653

Loan Characteristics

The following table highlights unpaid principal balances for loans at legacy Consolidated Sequoia Entities by product type at September 30, 2014. First lien adjustable rate mortgage (ARM) and hybrid loans comprise 91% of the consolidated portfolio and were primarily originated in 2005 or prior. Fixed-rate loans, which make up 8% of the portfolio, were primarily originated in 2009 or later. Of the $48 million of hybrid loans held at legacy consolidated Sequoia securitization entities at September 30, 2014, $28 million (or 59%) had reset as of September 30, 2014, and now act as ARM loans.

Table 28 – Loan Characteristics at Legacy Consolidated Entities

September 30, 2014 (Dollars In Thousands)	Principal Balance	Percent of Total
First Lien
ARM	$1,363,479	87.69%
Fixed	130,412	8.39%
Hybrid (years to reset)
Reset(1)	28,519	1.83%
0-4	6,097	0.39%
5-8	13,742	0.89%
Second Lien
ARM	12,627	0.81%

Total Outstanding Principal	$1,554,876	100.00%

(1)	These loans represent hybrid loans that have reached the initial interest rate reset date and are currently adjustable rate mortgages.

For outstanding loans at legacy Consolidated Sequoia Entities at September 30, 2014, the weighted average FICO score (at origination) of borrowers backing these loans was 733 and the weighted average original LTV ratio was 66%.

The majority of hybrid loans and all of the fixed rate loans at the legacy consolidated Sequoia entities were securitized during 2010 and 2011. At September 30, 2014, fixed-rate loans had a weighted average coupon of 4.62%, ARM loans had a weighted average coupon of 1.56%, and hybrid loans had a weighted average coupon of 3.30%.

Taxable Income

The following table summarizes our taxable income and distributions to shareholders for the three and nine months ended September 30, 2014 and 2013. For each of these periods, we had no undistributed REIT taxable income.

Table 29 – Taxable Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014 est. (1)	2013	2014 est. (1)	2013
REIT taxable income	$17,832	$19,990	$47,497	$56,299
Taxable REIT subsidiary (loss) income	(1,988)	26,415	(5,734)	19,016

Total Taxable Income	$15,844	$46,405	$41,763	$75,315

Distributions to shareholders	$23,274	$23,052	$69,616	$68,922

(1)	Our tax results for 2014 are estimates until we file tax returns for this year.

Our estimated total taxable income for the three months ended September 30, 2014, was $16 million ($0.19 per share) and included $1 million in realized credit losses on investments. This compared to taxable income for the three months ended September 30, 2013, of $46 million ($0.56 per share) that included $3 million in realized credit losses. For the three months ended September 30, 2014, we realized net capital gains of $14 million at the REIT for tax purposes.

Our estimated total taxable income for the nine months ended September 30, 2014, was $42 million ($0.50 per share) and included $5 million in realized credit losses on investments. This compared to taxable income for the nine months ended September 30,

2013, of $75 million ($0.92 per share) that included $9 million in realized credit losses. For the nine months ended September 30, 2014, we realized net capital gains of $15 million at the REIT for tax purposes.

For the three and nine months ended September 30, 2014, we recorded a tax provision of $5 million and $4 million, respectively. Our tax provisions relate to GAAP income earned at our TRS. We are currently benefiting from favorable timing differences between when income associated with our mortgage banking activities is recognized for GAAP purposes versus when it is recognized for tax purposes, thus deferring a significant portion of the tax liability on that income. The mortgage banking income is not expected to be excess inclusion income, was not earned at the REIT, and will not affect the tax characterization of our 2014 dividends. We did not record a material tax provision associated with taxable income generated at our REIT.

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

The tables below reconcile our estimated total taxable income to our GAAP income for the three and nine months ended September 30, 2014 and 2013.

Table 30 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Three Months Ended September 30, 2014
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$54,243	$63,351	$(9,108)
Interest expense	(19,602)	(23,350)	3,748

Net interest income	34,641	40,001	(5,360)
Reversal of provision for loan losses	-	1,596	(1,596)
Realized credit losses	(1,083)	-	(1,083)
Mortgage banking activities, net	759	17,872	(17,113)
MSR income, net	3,981	5,821	(1,840)
Other market valuation adjustments, net	-	(3,706)	3,706
Operating expenses	(22,422)	(21,406)	(1,016)
Other income	-	1,600	(1,600)
Realized gains, net	-	8,532	(8,532)
Benefit from (provision for) income taxes	(32)	(5,213)	5,181

Net Income	$15,844	$45,097	$(29,253)

Income per share	$0.19	$0.50	$(0.31)

	Three Months Ended September 30, 2013
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$56,791	$57,420	$(629)
Interest expense	(15,855)	(21,725)	5,870

Net interest income	40,936	35,695	5,241
Reversal of provision for loan losses	-	(1,727)	1,727
Realized credit losses	(2,757)	-	(2,757)
Mortgage banking activities, net	26,214	(8,698)	34,912
MSR income, net	2,653	3,113	(460)
Other market valuation adjustments, net	-	462	(462)
Operating expenses	(20,636)	(22,320)	1,684
Realized gains, net	-	10,469	(10,469)
Benefit from (provision for) income taxes	(5)	4,935	(4,940)

Net Income	$46,405	$21,929	$24,476

Income per share	$0.56	$0.25	$0.31

	Nine Months Ended September 30, 2014
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$149,538	$176,820	$(27,282)
Interest expense	(58,014)	(63,560)	5,546

Net interest income	91,524	113,260	(21,736)
Provision for loan losses	-	629	(629)
Realized credit losses	(5,186)	-	(5,186)
Mortgage banking activities, net	8,925	23,950	(15,025)
MSR income, net	10,855	4,650	6,205
Other market valuation adjustments, net	-	(13,966)	13,966
Operating expenses	(64,258)	(63,660)	(598)
Other income	-	1,600	(1,600)
Realized gains, net	-	10,687	(10,687)
Benefit from (provision for) income taxes	(97)	(3,703)	3,606

Net Income	$41,763	$73,447	$(31,684)

Income per share	$0.50	$0.84	$(0.34)

	Nine Months Ended September 30, 2013
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$158,456	$168,664	$(10,208)
Interest expense	(41,922)	(61,444)	19,522

Net interest income	116,534	107,220	9,314
Reversal of provision for loan losses	-	(493)	493
Realized credit losses	(9,452)	-	(9,452)
Mortgage banking activities, net	21,787	85,562	(63,775)
MSR income, net	5,053	14,681	(9,628)
Other market valuation adjustments, net	-	(6,099)	6,099
Operating expenses	(58,363)	(66,937)	8,574
Realized gains, net	-	23,291	(23,291)
Benefit from (provision for) income taxes	(244)	(9,113)	8,869

Net Income	$75,315	$148,112	$(72,797)

Income per share	$0.92	$1.65	$(0.73)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete a portion of the purchase discount, if any, into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At September 30, 2014, the cumulative difference between the GAAP and tax amortized cost basis of our residential securities (excluding our investments in our consolidated securitization entities and IO securities) was $30 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. We anticipate that credit losses will continue to be a significant, but declining, factor for determining taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $36 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At September 30, 2014, for GAAP we had a designated credit reserve of $74 million on our securities, and an allowance for loan losses of $29 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since the computation of amortization and impairments on assets may differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At September 30, 2014, the REIT had an estimated $280 million in federal capital loss carryforwards ($3.36 per share) that can be used to offset future capital gains over the next one to four years. Since our intention is to generally make long-term investments, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carryforwards. At September 30, 2014, we had an estimated $23 million in federal capital loss carryforwards at the TRS level. We anticipate selling most of our portfolio of appreciated IO securities within the capital loss carryforward period. Consequently, it is likely that the TRS will benefit from the use of the capital loss carryforwards.

Prepayments on Securities

We have retained certain IO securities at the time they were issued from Sequoia securitizations we sponsored. Our tax basis in these securities was $79 million at September 30, 2014, which includes a tax basis of $67 million for IOs retained from securitizations completed in 2010 and later. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we experienced fast prepayments on the loans underlying our IOs. More recently, prepayments on loans owned at Consolidated Sequoia Entities issued prior to 2010 have been slow, and our tax basis is now below the fair values for these IOs in the aggregate. If a Sequoia securitization is called, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.

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

Mortgage Servicing Rights

For GAAP purposes, we recognize MSRs through the acquisition of servicing rights from third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently transferred to non-consolidated securitization entities or to third parties. For tax purposes, basis in our MSR assets is recognized through the acquisition of servicing rights from third parties, or to the extent that the MSR entitles us to receive a servicing fee that is in excess of a safe harbor amount prescribed by the Internal Revenue Service. Tax basis in our MSR assets is not recognized when MSRs are retained from transfers of loans to non-consolidated securitization entities or to third parties thereby creating a temporary GAAP to tax difference on the gain from sale. For the nine months ended September 30, 2014, we purchased $46 million of MSRs on conforming loans that were recognized for tax purposes. No other tax basis in our MSR assets has been recognized to date.

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

LIQUIDITY AND CAPITAL RESOURCES

Summary

Our principal sources of cash consist of borrowings under mortgage loan warehouse facilities, securities repurchase agreements, and our FHLB member subsidiary’s borrowing facility with the FHLBC, payments of principal and interest we receive on our securities portfolio and commercial investments portfolio and cash generated from our operating activities. Our most significant uses of cash are to purchase mortgage loans for our residential and commercial mortgage banking operations, to fund investments in residential and commercial loans, to repay principal and interest on our warehouse facilities, repurchase agreements, and long-term debt, to purchase investment securities, to make dividend payments on our capital stock, and to fund our operations.

Our rate of capital deployment in the second half of 2014 has required us to source additional capital to support the growth in our investment opportunities. During the third quarter of 2014, we generated approximately $49 million of internal capital through the sale of $456 million of residential securities. The securities we sold included lower yielding mezzanine securities and other senior securities financed with short-term repurchase debt and capital. These sales resulted in $7 million of realized gains and reduced our short-term repurchase debt to $647 million at September 30, 2014, from $854 million at June 30, 2014. We also generated capital by more efficiently financing our accumulation of residential and commercial loans held for sale, utilizing warehouse financing facilities where we deemed it appropriate. While we believe our remaining investment capacity is sufficient to fund our near-term investment activities, we will likely need additional capital to make sustained long-term investments over the coming quarters. As a result, we are considering raising capital from outside sources, such as through a convertible debt offering or other medium- or long-term debt issuance.

At September 30, 2014, we held $150 million in cash, and our investment capacity (defined as the approximate amount of capital we had readily available for long-term investments) was estimated to be approximately $145 million. Total capital of $1.7 billion at September 30, 2014, included $1.27 billion of equity capital, $140 million of long-term debt, and $288 million of long-term convertible debt.

In the ordinary course of our business, we use recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans and the origination of commercial loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At September 30, 2014, we had five short-term residential loan warehouse facilities with a total outstanding debt balance of $1.19 billion (secured by residential loans with an aggregate fair value of $1.32 billion) and a total borrowing limit of $1.55 billion. At September 30, 2014, we also had short-term commercial loan warehouse facilities with a total outstanding debt balance of $53 million (secured by commercial loans with an aggregate fair value of $85 million). In addition, at September 30, 2014, we had an aggregate outstanding short-term debt balance of $647 million under 10 securities repurchase facilities, which were secured by securities with a fair market value of $812 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $14 million) at September 30, 2014. At September 30, 2014, we also had a debt balance of $204 million (secured by residential mortgage loans with a fair value of $238 million) under our FHLB member subsidiary’s borrowing facility with the FHLBC.

At September 30, 2014, we had $1.89 billion of short-term debt outstanding. For the third quarter of 2014, the highest balance of our short-term debt outstanding was $2.24 billion.

We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring short-term debt under residential and commercial loan warehouse facilities, securities repurchase facilities, and other short- and long-term debt facilities and other risks relating to our use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities” below in this Quarterly Report on Form 10-Q.

Cash Flows and Liquidity for the Nine Months Ended September 30, 2014

Cash flows from residential and commercial mortgage banking activities and other investments can be volatile from period to period depending on many factors, including the timing and amount of loan and securities acquisitions and sales, the profitability of mortgage banking activities, as well as changes in credit losses, prepayments, and interest rates. Therefore, cash flows generated in the current period is not necessarily reflective of the long-term cash flows we will receive from these investments or activities.

Cash Flows from Operating Activities

Cash flows from operating activities were negative $1.53 billion in the first nine months of 2014. This amount was negative primarily due to the inclusion of the net cash utilized during the period from the purchase and sale of residential and commercial mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase and sale of loans, cash flows from operating activities were close to zero in the first nine months of 2014.

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

Cash Flows from Financing Activities

During the nine months ended September 30, 2014, we paid $71 million of cash dividends on our common stock, representing a dividend of $0.28 per share per quarter. In accordance with the terms of outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit and restricted share.

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

Long-Term Debt

FHLBC Borrowings

FHLBC borrowings include amounts, also referred to as “advances”, borrowed from the Federal Home Loan Bank of Chicago that are secured by eligible collateral, including, but not limited to, residential mortgage loans and residential mortgage-backed securities. FHLBC borrowings are carried at their unpaid principal balance and interest on these borrowings is paid (accrued). If the value (as determined by the FHLBC) of the collateral securing those borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the FHLBC may foreclose upon the collateral and pursue any outstanding debt amount from us. Individual advances can be made with maturities ranging from one day to 30 years.

Commercial Long-term Debt

Commercial long-term debt reported in periods prior to the third quarter of 2014 includes borrowings under a master repurchase agreement that, as of the date reported, expired in more than one year with a financial institution counterparty. Beginning in the third quarter of 2014, amounts previously classified as commercial long-term debt were reclassified to short-term debt due to the associated agreement expiring in less than one year as of September 30, 2014.

Commercial Secured Borrowings

At September 30, 2014, we had commercial secured borrowings of $66 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We structured certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.

Convertible Notes

In March 2013, we issued $287.5 million principal amount of 4.625% convertible senior notes that are convertible into 41.1320 shares of common stock per $1,000 principal amount (equivalent to a conversion price of $24.31 per common share and subject to certain adjustments) on or before their maturity in April 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on our convertibles notes was 5.49% and 5.44% for the three and nine months ended September 30, 2014, respectively. At September 30, 2014, the accrued interest payable balance on this debt was $6 million.

Trust Preferred Securities and Subordinated Notes

At September 30, 2014, we had trust preferred securities and subordinated notes of $100 million and $40 million, respectively issued by us in 2006 and 2007. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole. Beginning in the first quarter of 2011, we entered into interest rate swaps with aggregate notional values currently totaling $140 million to hedge the variability in this long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity.

Asset-Backed Securities

In July 2011, Redwood transferred $365 million of residential securities into the Residential Resecuritization in connection with the issuance of $245 million of ABS by the Residential Resecuritization to third parties. At September 30, 2014, there were $233 million of securities owned at the Residential Resecuritization, which were funded with $57 million of ABS issued.

In November 2012, Redwood transferred $291 million (principal balance) of commercial loans into the Commercial Securitization in connection with the issuance of $172 million of ABS by the Commercial Securitization to third parties. At September 30, 2014, there were $205 million (carrying value) of commercial loans owned at the Commercial Securitization, which were funded with $115 million of ABS issued.

At September 30, 2014, there were $1.55 billion of loans owned at Sequoia securitization entities (Legacy Consolidated Entities), which were funded with $1.48 billion of ABS issued at these entities. The loans and ABS issued from these entities are reported at their unpaid principal balances net of any unamortized premium or discount.

Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.

As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition of residential mortgage loans we acquire (including those we acquire in anticipation of sale or securitization), finance commercial mortgage loans we originate (including those we originate in anticipation of sale or securitization), finance the other commercial debt investments we originate and acquire, and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations. Debt incurred under these facilities is either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc.

Residential Loan Warehouse Facilities. One source of our short-term debt financing is secured borrowings under residential loan warehouse facilities that are in place with five different financial institution counterparties. Under these five warehouse facilities, we had an aggregate borrowing limit of $1.55 billion at September 30, 2014; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.

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

Commercial Mortgage Loan Warehouse Facility. Another source of short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility that is in place with a financial institution counterparty. Under this warehouse facility, we had an aggregate borrowing limit of $190 million at September 30, 2014; however, this facility is uncommitted, which means that any request we make to borrow funds under this facility may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under this facility. Short-term financing for commercial mortgage loans is obtained under this facility by our transfer of commercial mortgage loans to a special purpose entity which transfers them to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred commercial mortgage loans), and our covenant to reacquire those commercial mortgage loans from the counterparty for the same amount plus a financing charge. Other periodic payments are also due under the facility.

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

FHLB Borrowing Facility. Another source of debt financing is secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, through a borrowing facility with the Federal Home Loan Bank of Chicago (“FHLBC”) that was put into place in July 2014. This facility is uncommitted, which means that any request we make to borrow funds under this facility may be declined for any reason. Borrowings under this facility, also referred to as “advances,” are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. Individual advances can be made with maturities ranging from one day to 30 years. Similar to the uncommitted warehouse and securities repurchase facilities described herein, under this facility we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. The margin call provisions and financial covenants included in this facility are further described below under the headings “–Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing” and “–Financial Covenants Associated With Short-Term Debt and Other Debt Financing.” When we use this facility to incur debt we are exposed to the market, credit, liquidity, and other types of risks described above with respect to residential loan warehouse and securities repurchase facilities.

Financial Covenants Associated With Short-Term Debt and Other Debt Financing

Set forth below is a summary of the financial covenants associated with our short-term debt and other debt financing facilities.

—

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with five different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at September 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

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

—

Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at September 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

¡	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

¡	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

¡	Maintenance of a minimum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.

—

Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility that we have in place with a financial institution counterparty. Financial covenants included in this facility are as follows and at September 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

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

—

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. Financial covenants included in this facility are as follows and at September 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

¡	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

¡	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

¡	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity at Redwood

—

FHLB Borrowing Facility. As noted above, a wholly-owned subsidiary of ours, RWT Financial, also maintains a borrowing facility with the FHLBC, borrowings under which are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. Financial covenants included in this facility are as follows and at September 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with each of these financial covenants:

¡	Maintenance by RWT Financial of a minimum ratio of total liabilities (excluding debt subordinated to the FHLBC and non-recourse debt) to stockholders’ equity and debt subordinated to the FHLBC.

¡	Maintenance by RWT Financial of a minimum level of unencumbered assets based on the level of indebtedness to the FHLBC.

¡	Maintenance of a minimum ratio of total liabilities (excluding non-recourse debt) to stockholders’ equity at Redwood.

¡	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

As noted above, at September 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at September 30, 2014 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at September 30, 2014 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing

—

Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established with five different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the three months ended September 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from creditors under these warehouse facilities:

¡

If at any time the market value (as determined by the creditor) of any residential mortgage loan financed under a facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential mortgage loans) with a value equal to the amount of the decline. If we receive any such demand, (i) under three of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the same day (although demands received after a certain time would only require the transfer of additional collateral on the following business day) and (ii) under two of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the following business day. The value of additional residential mortgage loans transferred as additional collateral is determined by the creditor

—

Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the three months ended September 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from creditors under these repurchase facilities

¡

If at any time the market value (as determined by the creditor) of any securities financed under a facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations, or additional securities) with a value equal to the amount of the decline. If we receive any such demand, we would generally be required to transfer the additional collateral on the same day. The value of additional securities transferred as additional collateral is determined by the creditor.

—

Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under a commercial mortgage loan warehouse facility we have in place with a financial institution counterparty. This facility includes the margin call provisions described below and during the three months ended September 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from the creditor under this facility:

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

—

Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the three months ended September 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from this creditor under this line of credit:

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

—

Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. This facility includes the margin call provisions described below during the three months ended September 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from the creditor under this facility:

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

—

FHLB Borrowing Facility. As noted above, a wholly-owned subsidiary of ours, RWT Financial, also maintains a borrowing facility with the FHLBC, borrowings under which are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. This facility includes the margin call provisions described below during the three months ended September 30, 2014, and through the date of this Quarterly Report on Form 10-Q, we complied with any margin calls received from the creditor under this facility.

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

Contractual Obligations

The following table presents our contractual obligations and commitments at September 30, 2014, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 31 – Contractual Obligations and Commitments

September 30, 2014	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,888	$-	$-	$-	$1,888
Convertible notes	-	-	288	-	288
Anticipated interest payments on convertible notes	13	27	13	-	53
FHLBC borrowings	-	26	-	178	204
Anticipated interest payments on FHLBC borrowings	1	8	11	30	50
Other long-term debt	-	-	-	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	164	211
Accrued interest payable	9	-	-	-	9
Operating leases	3	6	2	3	14

Total Redwood Obligations and Commitments	$1,923	$86	$333	$515	$2,857

Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$-	$18	$-	$1,649	$1,667
Anticipated interest payments on ABS (3)	26	74	90	328	518
Accrued interest payable	2	-	-	-	2

Total Obligations of Entities Consolidated for Financial Reporting Purposes	28	92	90	1,977	2,187

Total Consolidated Obligations and Commitments	$1,951	$178	$423	$2,492	$5,044

(1)	Includes anticipated interest payments related to hedges.
(2)

All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)

The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at September 30, 2014.

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

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned at Redwood, Consolidated Sequoia Entities, and the Commercial Securitization, was $11 million at September 30, 2014. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $3 million and $5 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value

Our residential and commercial loans held-for-sale on our consolidated balance sheet at September 30, 2014, were being held for future securitizations or sales and expected to be sold to non-consolidated securitization entities or third parties. At the time of purchase, we typically elect the fair value option for these loans. For residential and commercial loans for which we have elected the fair value option, changes in fair values are recorded in mortgage banking activities, net, through the consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.

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

Changes in the actual maturities of real estate securities may also affect their yields to maturity. Actual maturities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of AFS securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than 10 years. There is no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset will not change in the near term, and any change could be material.

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

There have been no changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of September 30, 2014, the FHLB-Seattle has received approximately $115.4 million of principal and $11.1 million of interest payments in respect of the Seattle Certificate. As of September 30, 2014, the Seattle Certificate had a remaining outstanding principal amount of approximately $17.9 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. With respect to SRF, Schwab alleges that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. Schwab alleges a claim for negligent misrepresentation under California state law and seeks unspecified damages and attorneys’ fees and costs. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of September 30, 2014, Schwab has received approximately $12.8 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. As of September 30, 2014, the Schwab Certificate had a remaining outstanding principal amount of approximately $2.0 million. SRF has denied Schwab’s allegations. This case is in discovery, and no trial date has been set. We intend to defend the action vigorously. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in this action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

In October 2010, a complaint was filed in Illinois state court against SRF and more than 45 other named defendants alleging that the defendants made false or misleading statements in offering materials for various RMBS sold or issued by the defendants or entities controlled by them. The plaintiff subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF (the “Redwood Defendants”), the plaintiff alleged that there were false or misleading statements in the offering materials for two mortgage pass-through certificates issued in the Sequoia Mortgage Trust 2006-1 securitization transaction. In October 2014, the plaintiff and the Redwood Defendants agreed to settle the complaint on mutually satisfactory terms. The terms of the agreed-upon settlement remain confidential.

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At September 30, 2014, the aggregate amount of loss contingency reserves established in respect of the three above-referenced litigation matters was $10.4 million. Included within this aggregate reserve is the amount the Redwood Defendants agreed to pay pursuant to the confidential settlement reached in October 2014, which amount was paid subsequent to September 30, 2014. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

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

Item 1A. Risk Factors

Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, the following risk factor reflects recent developments.

Proposed Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results.

In June 2014, we announced that our wholly-owned captive insurance company subsidiary, RWT Financial, LLC, was approved as a member of the Federal Home Loan Bank of Chicago (“FHLBC”). This membership provides RWT Financial with access to attractive long-term and short-term collateralized financing for mortgage loans and securities it holds and acquires. RWT Financial is currently using long-term borrowings from the FHLBC to finance certain jumbo residential mortgage loans. At September 30, 2014, RWT Financial had $204 million of long-term borrowings outstanding from the FHLBC, which were collateralized by residential mortgage loans. RWT Financial currently intends to increase its borrowings from FHLBC, including borrowings to finance holdings of residential mortgage loans it acquires that may not be eligible for long-term financing from other sources of debt financing available to Redwood.

The Federal Housing Finance Agency (“FHFA”) is the Federal agency that regulates the FHLBC and the other Federal Home Loan Banks (“FHLBs”) that comprise the Federal Home Loan Banking System, including through regulations relating to membership in each of the FHLBs (“FHLB Membership Regulations”). On September 12, 2014, the FHFA published a notice of proposed rulemaking and request for comments (“NPR”) proposing to revise the FHLB Membership Regulations. Among other things, the NPR includes a proposal to amend the FHLB Membership Regulations to exclude additional captive insurance companies from membership in an FHLB. The NPR also proposes to address existing captive insurance company members in FHLBs, like our wholly-owned subsidiary RWT Financial, by allowing them to remain members for five years following the effective date of the amended regulations with certain restrictions on their ability to obtain and renew borrowings from FHLBs during that five-year period.

As a practical matter, if the NPR is adopted as proposed, the FHLB Membership Regulations would be amended in a manner that would prevent RWT Financial from obtaining additional borrowings from the FHLBC (or renewing existing borrowings) with a term that extended beyond the five year membership grace period and would prevent RWT Financial from obtaining additional borrowings or renewing existing borrowings from the FHLBC if after doing so the total advances to RWT Financial would exceed 40% of its total assets. In addition, amendments to the FHLB Membership Regulations could also be made that are not set forth in the NPR that could further limit or increase the cost of RWT Financial’s borrowings from the FHLBC. If the NPR is adopted as proposed, RWT Financial would lose access (in the manner and over the time periods set forth in the amended FHLB Membership Regulations) to a source of attractive long-term and short-term collateralized financing for mortgage loans and securities it holds and acquires. The loss of this source of financing could also negatively impact us in a number of other different ways, including, without limitation, by limiting our ability to acquire (or the attractiveness of acquiring) residential mortgage loans to hold as long-term investments, or by exposing us to risks of the type described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities”. To the extent the NPR is adopted or the FHLB Membership Regulations are otherwise amended in a manner that would limit, eliminate, or reduce the attractiveness of RWT Financial’s ability to use borrowings from the FHLBC to finance the mortgage loans and securities it holds and acquires, it could negatively impact our business and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We did not repurchase any shares under this plan during the nine months ended September 30, 2014. At September 30, 2014, 4,005,985 shares remained available for repurchase under our stock repurchase plan.

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
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013;

(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013;

(iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2014 and 2013;

(iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2014 and 2013;

(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and

(vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date: November 7, 2014	By:	/S/ MARTIN S. HUGHES
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2014	By:	/S/ CHRISTOPHER J. ABATE
Christopher J. Abate
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2014	By:	/S/ COLLIN L. COCHRANE
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
101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013;

(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013;

(iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2014 and 2013;

(iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2014 and 2013;

(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and

(vi) Notes to Consolidated Financial Statements.