Form 10-K
period 2014-12-31
REDWOOD TRUST INC
filed 2015-02-25
CIK 930236

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,594,415,726 based on the closing sale price as reported on the New York Stock Exchange.

The number of shares of the registrant’s Common Stock outstanding on February 24, 2015 was 83,426,979.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.

2014 ANNUAL REPORT ON FORM 10-K

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

Financial information concerning our business, both on a consolidated basis and with respect to each of our segments, is set forth in Financial Statements and Supplementary Data as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included in Part II, Items 8 and 7 of this Annual Report on Form 10-K.

Our Business Segments

Our residential mortgage banking segment primarily consists of operating a mortgage loan conduit that acquires residential whole loans from third-party originators for subsequent sale, securitization, or transfer to our investment portfolio, Jumbo loans we acquire are typically sold through our Sequoia securitization program or to institutions that acquire pools of whole loans. Conforming loans we acquire are generally sold to Fannie Mae and Freddie Mac (the “Agencies”). Our residential loan acquisitions are usually made on a flow basis, after origination by banks or mortgage companies, and are periodically augmented by bulk acquisitions. This segment also includes various derivative financial instruments and interest only securities retained from our Sequoia securitizations that we utilize to manage certain risks associated with residential loans we acquire. Our residential mortgage banking segment’s main source of revenue is mortgage banking income, which includes valuation increases (or gains) on the loans we acquire for sale or securitization as well as valuation changes in associated derivatives and IO securities that are used in part to manage risks associated with our mortgage banking activities. Additionally, this segment may generate interest income on loans held for future sale or securitization and interest income from IO securities. Interest expense on short-term debt used to fund the purchase of residential loans, direct operating expenses and tax provisions associated with these activities are also included in the residential mortgage banking segment.

Our residential investments segment includes a portfolio of investments in residential mortgage-backed securities retained from our Sequoia securitizations, as well as residential mortgage-backed securities issued by third parties. This segment also includes residential loans held for investment as well as mortgage servicing rights (“MSRs”) associated with residential loans securitized through our Sequoia program or purchased from third parties. The residential investment segment’s main sources of revenue are interest income from investment portfolio securities and residential loans held-for-investment, as well as the realized gains recognized upon sales of these securities and income from MSRs. This segment also includes derivative financial instruments that we utilize to manage certain risks associated with our residential investment portfolio. Also included in this segment is interest expense on the short-term debt and asset-backed securities (“ABS”) used to partially finance certain of these securities, as well as direct operating expenses and tax provisions associated with these activities.

Our commercial mortgage banking and investments segment consists of our commercial mortgage banking operations as well as our portfolio of commercial real estate loans. We operate as a commercial real estate lender by originating mortgage loans and providing other forms of commercial real estate financing. This may include senior or subordinate mortgage loans, mezzanine loans, and other forms of financing, such as preferred equity interests in special purpose entities that own commercial real estate. We typically sell the senior loans we originate to third parties for securitization and the mezzanine and subordinate loans we originate are generally held for investment. This segment also includes derivative financial instruments that we utilize to manage certain risks associated with our commercial loan origination activity. Our commercial mortgage banking and investments segment’s main sources of revenue are interest income from our commercial loan investments as well as income from mortgage banking activities, which includes, valuation increases (or gains) on the senior commercial loans we originate for sale, and valuation changes in risk management derivatives. Interest expense from a commercial securitization we engaged in during 2012 (“Commercial Securitization”) and from short-term debt used to fund the purchase of commercial loans, operating expenses, and tax provisions associated with these activities are also included in this segment.

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

During the third quarter of 2011, we engaged in a transaction in which we resecuritized a pool of senior residential securities (the “Residential Resecuritization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion the residential securities we hold in our investment portfolio at the REIT. Similarly, during the fourth quarter of 2012, we engaged in a transaction in which we securitized a pool of commercial loans (the “Commercial Securitization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion of the commercial loans we hold.

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

Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency of private label securitization as a form of mortgage financing; (ii) statements we make regarding our plan to acquire eligible residential loans from Federal Home Loan Bank members through the Federal Home Loan Bank of Chicago’s (FHLBC) mortgage partnership finance program, our expectations regarding the timing for commencing the acquisition program, our statements relating to quantifying the acquisition opportunity, and our hope to explore similar arrangements with other FHLB member banks; (iii) statements we make regarding our captive insurance subsidiary’s membership in the FHLBC, its access to financing in such capacity, and our expectations regarding the amount of financing from the FHLB that will be outstanding during 2015; (iv) statements we make regarding our risk-sharing arrangement with Fannie Mae, including our belief that this arrangement has the potential to enhance the profitability of transacting in conforming loans that we sell to Fannie Mae pursuant to this arrangement, as well as our expectations of entering into additional risk-sharing transactions in 2015; (v) statements we make regarding the outlook for the residential mortgage market, including expectations relating to industry-wide residential loan originations in 2015; (vi) statements related to our residential mortgage banking activities, including our expectations to acquire $8 billion of conforming loans and $7 billion of jumbo loans in 2015, while maintaining loan sale profit margins within our long-term target range of 25-to-50 basis points, and expectations regarding improving investment conditions for MSRs; (vii) statements we make regarding the outlook for our commercial business, including our positioning to benefit from a substantial wave of refinance opportunities set to begin in 2015, industry estimates relating to industry-wide CMBS issuance in 2015, our target to increase total origination activity to $1.5 billion for 2015 at margins averaging 150 basis points, and our expectations with respect to the timing of origination volume during 2015; (viii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the fourth quarter of 2014 and at December 31, 2014, and statements relating to expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (ix) statements relating to our estimate of our investment capacity (including that we estimate our investment capacity at December 31, 2014 to be approximately $198 million); (x) statements we make regarding our dividend policy, including our intention to pay a regular dividend of $0.28 per share per quarter in 2015; and (xi) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $34 million of tax credit losses on residential securities we currently own to be realized over an estimated three- to five-year period).

        Important factors, among others, that may affect our actual results include: general economic trends, Federal Reserve monetary policy, the performance of the housing, commercial real estate, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers; federal and state legislative and regulatory developments, and the actions of governmental authorities, including those affecting the mortgage industry or our business (including, but not limited to, the Federal Housing Finance Agency’s notice of proposed rulemaking relating to FHLB membership requirements and the potential implications for our captive insurance subsidiary’s membership in the FHLB); our exposure to credit risk and the timing of credit losses within our portfolio; the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own; the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks; changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies; changes in interest rates; changes in mortgage prepayment rates; the availability of assets for purchase at attractive prices and our ability to reinvest cash we hold; changes in the values of assets we own; changes in liquidity in the market for real estate securities and loans; our ability to finance the acquisition of real estate-related assets with short-term debt; the ability of counterparties to satisfy their obligations to us; our involvement in securitization transactions, the timing and profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions; exposure to claims and litigation, including litigation arising from our involvement in securitization transactions; whether we have sufficient liquid assets to meet short-term needs; our ability to successfully compete and retain or attract key personnel; our ability to adapt our business model and strategies to changing circumstances; changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities; exposure to environmental liabilities and the effects of global climate change; failure to comply with applicable laws and regulations; our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures; the impact on our reputation that could result from our actions or omissions or from those of others; changes in accounting principles and tax rules; our ability to maintain our status as a REIT for tax purposes; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; decisions about raising, managing, and distributing capital; and other factors not presently identified.

This Annual Report on Form 10-K may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

Certifications

Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 25, 2015, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on June 9, 2014 that he was unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

Employees

As of December 31, 2014, Redwood employed 221 people.

ITEM 1A. RISK FACTORS

General economic developments and trends and the performance of the housing, commercial real estate, mortgage finance, and broader financial markets may adversely affect our business and the value of, and returns on, real estate-related and other assets we own or may acquire and could also negatively impact our business and financial results.

Our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, are affected by developments in the U.S. economy and the broader global economy. As a result, negative economic developments are likely to negatively impact our business and financial results. There are a number of factors that could contribute to negative economic developments, including, but not limited to, high unemployment, rising government debt levels, U.S. fiscal and monetary policy changes, including Federal Reserve policy shifts, changing U.S. consumer spending patterns, negative developments in the housing and commercial real estate markets, and changing expectations for inflation and deflation. Personal income and unemployment levels affect borrowers’ ability to repay residential mortgage loans underlying residential real estate-related assets we own, and there is risk that economic growth and activity could be weaker than anticipated or negative.

The economic downturn that began in 2007 and the significant government interventions into the financial markets and fiscal stimulus spending that occurred in subsequent years have contributed to significantly increased U.S. budget deficits and overall debt levels. These increases can put upward pressure on interest rates and could be among the factors that could lead to higher interest rates over the long-term future. Higher long-term interest rates could adversely affect our overall business, income, and our ability to pay dividends, as discussed further below under “Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.” Furthermore, our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates. In addition, near-term and long-term U.S. economic conditions are likely to be impacted by the ability of Congress and the President to effectively address policy differences regarding the U.S. federal budget, budget deficit, and debt level.

Real estate values, and the ability to generate returns by owning or taking credit risk on loans secured by real estate, are important to our business. Over the last several years, government intervention has been important to support real estate markets, the overall U.S. economy, capital markets, and mortgage markets. We expect the government will continue to gradually withdraw some of this support, although we remain uncertain about the extent, timing, process, and implications of any withdrawal. Mortgage markets have also received substantial U.S. government support. In particular, the government’s support of mortgage markets through its support of Fannie Mae and Freddie Mac expanded in late 2008, as the U.S. Treasury Department chose to backstop these government-sponsored enterprises. The governmental support for these entities has contributed to Fannie Mae’s and Freddie Mac’s continued dominance of residential mortgage finance and securitization activity, inhibiting the return of private mortgage securitization. This support may continue for some time and could have potentially negative consequences to us, since we have traditionally taken an active role in assuming credit risk in the private sector mortgage market, including through investments in Sequoia securitizations we sponsor.

Expectations of rising benchmark interest rates, and the Federal Reserve’s actions and statements regarding monetary policy, can affect the fixed income and mortgage finance markets in ways that could adversely affect our future business and financial results and the value of, and returns on, real estate-related investments and other assets we own or may acquire.

Statements by the Federal Reserve regarding monetary policy and the actions it takes to set or adjust monetary policy may affect the expectations and outlooks of market participants in ways that disrupt our business and adversely affect our financial results and the value of, and returns on, our portfolio of real-estate related investments and the pipeline of residential mortgage loans we own or may acquire. For example, during 2013 and 2014, statements made by the Chair and other members of the Board of Governors of the Federal Reserve System and by other Federal Reserve Bank officials regarding the U.S. economy, future economic growth, and the Federal Reserve’s future open market activity (and the so-called “tapering” of its asset purchase program relating to Treasury securities and mortgage-backed securities (MBS), which concluded in late 2014) and monetary policy had a significant impact on, among other things, benchmark interest rates, the value of residential mortgage loans, and, more generally, the fixed income markets. These statements, the actions of the Federal Reserve, and other factors also significantly impacted many market participants’ expectations and outlooks regarding future levels of benchmark interest rates and the expected yields these market participants would require to invest in fixed income instruments, including most residential mortgages and residential mortgage-backed securities (RMBS).

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

Rising benchmark interest rates would also likely impact the volume of residential mortgage loans available for purchase in the marketplace and our ability to compete to acquire residential mortgage loans as part of our residential mortgage banking activities. These impacts could result from, among other things, a lower overall volume of mortgage refinance activity by mortgage borrowers and an increased level of competition from large commercial banks that may operate with a lower cost of capital than we do, including as a result of Federal Reserve monetary policies that impact banks more favorably than us and other non-bank institutions. These and other impacts of developments of the type described above have had, and may continue to have, a negative impact on our business and results of operations and we cannot accurately predict the full extent of these impacts or for how long they may persist.

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

As an example, based on published data, we believe that through financing or guarantees Fannie Mae, Freddie Mac, the Federal Housing Administration, and other governmental agencies accounted for more than 75% of the financing for new residential mortgage loans from 2009 through September 2014. As a result, most of the market for housing finance in the U.S. is effectively controlled by the federal government and can be materially affected by decisions of federal policy makers, the President, and Congress. In addition, the Federal Reserve has taken certain actions (e.g., implementing a program to acquire Treasury securities and MBS, which concluded in late 2014) and may take other actions that could have significant implications for mortgage-related securities pricing and the returns we expect on our mortgage-related assets. Financial regulators globally are coordinating the implementation of capital regulations under the Basel III accord in an attempt to better coordinate and set capital standards for certain types of regulated financial institutions and appropriately account for risk, which may also have indirect impacts on our business and financial results.

If the federal government determines to maintain or expand its current role in the markets for financing residential mortgage loans, it may adversely affect our business or our ability to effectively compete. Even if the federal government determines to decrease its role in the markets for financing residential mortgage loans, it may establish regulations for other market participants that have an adverse effect on our ability to effectively participate or compete or which may diminish or eliminate the returns on mortgages, mortgage-related securities, and other assets we own or may acquire in the future. For example, see the risk factor below titled “Proposed Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results.”

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

Furthermore, the credit crisis and subsequent financial turmoil prompted the federal government to put into place new statutory and regulatory frameworks and policies for reforming the U.S. financial system. These financial reforms are aimed at, among other things, promoting robust supervision and regulation of financial firms, establishing comprehensive supervision of financial markets, protecting consumers and investors from financial abuse, providing the U.S. government with additional tools to manage financial crises, and raising international regulatory standards and improving international cooperation, but their scope could be expanded beyond what has been currently enacted, implemented, and proposed. Certain financial reforms focused specifically on the issuance of asset-backed securities through securitization transactions have not been fully implemented or have not yet become effective, but include or are expected to include significantly enhanced disclosure requirements, risk retention requirements, and rules restricting a broad range of conflicts of interests in regard to these transactions. Implementation of financial reforms, whether through law, regulations, or policy, including changes to the manner in which financial institutions, financial products, and financial markets operate and are regulated and any related changes in the accounting standards that govern them, could adversely affect our business and financial results by subjecting us to regulatory oversight, making it more expensive to conduct our business, reducing or eliminating any competitive advantage we may have, or limiting our ability to expand, or could have other adverse effects on us.

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

In January 2014, new regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) under the Dodd-Frank Act became effective that require mortgage lenders, prior to originating most residential mortgage loans, to make a determination of a borrower’s ability to repay the loan and establish protections from liability under this requirement for mortgages that meet certain criteria, so-called “qualified mortgages.” Under these regulations, if a mortgage lender does not appropriately establish a borrower’s ability to repay the loan, the borrower may be able to assert against the originator of the loan or any subsequent transferee, as a defense to foreclosure by way of recoupment or setoff, a violation of the ability-to-repay regulations. The long-term impact of these ability-to-repay regulations on the availability of mortgage credit, the mortgage finance market, and our ability to securitize residential mortgage loans remains unclear. The actual short- and long-term impact of these ability-to-repay regulations on us will depend, in large part, on how the credit rating agencies, triple-A securitization investors, warehouse lenders we borrow from, and other mortgage market investors assess the investment risks that result from the new regulations, including, for example, how they assess investment risks associated with residential mortgage loans that have an interest-only payment feature or loans under which the borrower has a debt-to-income ratio of more than 43% (as these types of loans have historically accounted for a portion of the loans we have securitized, but they are not considered “qualified mortgages” under the ability-to-repay regulations). If these and other regulations have a negative impact on the volume of mortgage loan originations or on our ability to finance, sell, or securitize residential mortgage loans, it could adversely affect our business and financial results.

Over the course of 2012, 2013 and 2014, certain counties, cities and other municipalities took steps to begin to consider how the power of eminent domain could be used to acquire residential mortgage loans from private-label securitization trusts and additional municipalities may be similarly considering this matter or may do so in the future. To the extent municipalities or other governmental authorities proceed to implement and carry out these or similar proposals and acquire residential mortgage loans from securitization trusts in which we hold an economic interest, there would likely be a negative impact on the value of our interests in those securitization trusts and a negative impact on our ability to engage in future securitizations (or on the returns we would otherwise expect to earn from executing future securitizations), which impacts could be material.

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

In June 2014, we announced that our wholly-owned captive insurance company subsidiary, RWT Financial, LLC, was approved as a member of the Federal Home Loan Bank of Chicago (“FHLBC”). This membership provides RWT Financial with access to attractive long-term and short-term collateralized financing for mortgage loans and securities it holds and acquires. RWT Financial is currently using long-term borrowings from the FHLBC to finance certain jumbo residential mortgage loans. At December 31, 2014, RWT Financial had approximately $496 million of long-term borrowings outstanding from the FHLBC, which were collateralized by residential mortgage loans. RWT Financial currently intends to increase its borrowings from FHLBC, including borrowings to finance holdings of residential mortgage loans it acquires that may not be eligible for long-term financing from other sources of debt financing available to Redwood.

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

As a practical matter, if the NPR is adopted as proposed, the FHLB Membership Regulations would be amended in a manner that would prevent RWT Financial from obtaining additional borrowings from the FHLBC (or renewing existing borrowings) with a term that extended beyond the five year membership grace period and would prevent RWT Financial from obtaining additional borrowings or renewing existing borrowings from the FHLBC if after doing so the total advances to RWT Financial would exceed 40% of its total assets. In addition, amendments to the FHLB Membership Regulations could also be made that are not set forth in the NPR that could further limit or increase the cost of RWT Financial’s borrowings from the FHLBC. If the NPR is adopted as proposed, RWT Financial would lose access (in the manner and over the time periods set forth in the amended FHLB Membership Regulations) to a source of attractive long-term and short-term collateralized financing for mortgage loans and securities it holds and acquires. The loss of this source of financing could also negatively impact us in a number of other different ways, including, without limitation, by limiting our ability to acquire (or the attractiveness of acquiring) residential mortgage loans to hold as long-term investments, or by exposing us to risks of the type described below in Part II, Item 7 of this Annual Report on Form 10-K under the heading, “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.” To the extent the NPR is adopted or the FHLB Membership Regulations are otherwise amended in a manner that would limit, eliminate, or reduce the attractiveness of RWT Financial’s ability to use borrowings from the FHLBC to finance the mortgage loans and securities it holds and acquires, it could negatively impact our business and operating results.

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

In addition, rising interest rates may increase the credit risks associated with certain residential real estate loans. For example, the interest rate is adjustable for many of the loans held at securitization entities we have sponsored and for a portion of the loans underlying residential securities we have acquired from securitizations sponsored by others, as well as for a portion of the loans pledged by our subsidiary, RWT Financial, to secure long-term borrowings from the FHLBC. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults.

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

Currently, and in the future, some of the loans we own or that underlie mortgage-backed securities we own may be insured in part by mortgage insurers, bond insurers, or financial guarantors. Mortgage insurance protects the lender or other holder of a loan up to a specified amount, in the event the borrower defaults on the loan. Mortgage insurance is generally obtained only when the principal amount of the loan at the time of origination is greater than 80% of the value of the property (loan-to-value), although it may not always be obtained in these circumstances. Any downgrade to the credit rating of a mortgage insurer, bond insurer, or financial guarantor that supports the creditworthiness of investments we hold could negatively impact the value of those investments. Any inability of the mortgage insurers to pay in full the insured portion of the loans that we hold would adversely affect the value of the securities we own that are backed by these loans, which could increase our credit risk, reduce our cash flows, or otherwise adversely affect our business.

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

Additionally, in recent periods our residential mortgage banking results have been affected by the combination of estimated market valuation adjustments on our pipeline of jumbo residential loans identified for purchase, but not yet purchased, and changes in the value of interest rate hedges relating to that pipeline, which may impact our reported financial results in different reporting periods. See the discussion under the risk factor titled “The performance of the assets we own and the investments we make will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of, securities, loans, and other assets we own may be volatile.” Interest rate volatility, particularly at the beginning or end of a reporting period, tends to exacerbate these impacts on our reported financial results and may contribute to earnings volatility.

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

It is difficult to predict the impact on interest rates of any change in the credit rating of the U.S. government, the United Kingdom, or one or more Eurozone nations; however, any change in the outlook for, or rating of, the creditworthiness of the U.S. government, the United Kingdom, or Eurozone nations may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the financial strength of counterparties we transact business with, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.

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

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to the types of investments we have traditionally made. Additionally, we may enter into or engage in various types of securitizations, transactions, services, and other operating businesses that are different than the types we have traditionally entered into or engaged in. For example, since 2012 and continuing through 2014 we have increased our holdings of MSRs associated with residential mortgage loans. As another example, in 2014 our FHLBC-member subsidiary established a borrowing facility with the FHLBC that provides a source of long-term financing for residential mortgage loans that our subsidiary buys and holds, as a result of which its holdings of residential whole loans may be increased. Also in 2014, we entered into a risk-sharing arrangement with Fannie Mae under which we can enhance the profitability of transacting in conforming loan products by committing to absorb the first one percent of credit losses on new conforming loans that we sell to Fannie Mae. Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. We may invest in non-real estate asset-backed securities (ABS), corporate debt, or equity. We have invested in diverse types of IOs from residential and commercial securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks. We originate first mortgage commercial loans primarily for the sale to others (while, in some cases, retaining a subordinate interest in these loans or retaining subordinate financing for the same property) and this exposes us to certain representation and warranty, aggregation, market value, and other risks on loan balances in excess of our potential investments.

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

At December 31, 2014, our total consolidated liabilities (excluding indebtedness associated with asset-backed securities issued by consolidated Sequoia entities, a residential resecuritization entity, and a commercial securitization entity, for which we are not liable) was $3.1 billion, including $493 million of outstanding convertible notes and exchangeable securities. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	dilution experienced by our existing stockholders as a result of the conversion of the convertible notes or exchangeable securities into shares of common stock; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

We cannot assure you that we will be able to continue to maintain sufficient cash reserves or continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness then outstanding, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness. Any default under any indebtedness could have a material adverse effect on our business, results of operations and financial condition. For an additional discussion of our outstanding indebtedness, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities”.

Our use of financial leverage could expose us to increased risks.

We fund the residential and commercial loans we acquire in anticipation of a future sale or securitization with a combination of equity and short-term debt. In addition, we also make investments in securities and loans financed with short- and long-term debt. By incurring this debt (i.e., by applying financial leverage), we expect to generate more attractive returns on our invested equity capital. However, as a result of using financial leverage (whether for the accumulation of loans or related to longer-term investments), we could also incur significant losses if our borrowing costs increase relative to the earnings on our assets and costs of any related hedges. Financing facility creditors may also force us to sell assets pledged as collateral under adverse market conditions to meet margin calls, for example, in the event of a decrease in the fair values of the assets pledged as collateral. Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues. Further discussion of the risk associated with maintaining our REIT status is set forth in the risk factor titled “Redwood has elected to be a REIT and, as such, is required to meet certain tests in order to maintain its REIT status. This adds complexity and costs to running our business and exposes us to additional risks.” In addition, we make financial covenants to creditors in connection with incurring short- and long-term debt, such as covenants relating to our maintaining a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets. If we fail to comply with these financial covenants we would be in default under our financing facilities, which could result in, among other things, the liquidation of collateral we have pledged pursuant to these facilities under adverse market conditions and the inability to incur additional borrowings to finance our business activities. A further discussion of financial covenants we are subject to and related risks associated with our use of short-term debt is set forth in Part II, Item 7 of this Annual Report on Form 10-K under the heading, “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.”

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

We cannot assure you that we will be successful in establishing sufficient sources of short-term debt when needed. In addition, because of its short-term nature, lenders may decline to renew our short-term debt upon maturity or expiration, and it may be difficult for us to obtain continued short-term financing. During certain periods, lenders may curtail their willingness to provide financing, as liquidity in short-term debt markets, including repurchase facilities and commercial paper markets, can be withdrawn suddenly, making it difficult or expensive to renew short-term borrowings as they mature. To the extent our business or investment strategy calls for us to access financing and counterparties are unable or unwilling to lend to us, then our business and financial results will be adversely affected. In addition, it is possible that lenders who provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, in which case funds we had planned to be able to access may not be available to us. Additionally, proposed federal regulations, if adopted as currently proposed, would amend the FHLB Membership Regulations in a manner that would limit, eliminate, or reduce the attractiveness of RWT Financial’s ability to borrow from the FHLBC, as further described under the risk factor titled “Proposed Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results.”

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

We also may hedge by taking short, forward, or long positions in U.S. Treasuries, mortgage securities, or other cash instruments. We may take both long and short positions in credit derivative transactions linked to real estate assets. These derivatives may have additional risks to us, such as: liquidity risk, due to the fact that there may not be a ready market into which we could sell these derivatives if needed; basis risk, which could result in a decline in value or a requirement to make a cash payment as a result of changes in interest rates; and the risk that a counterparty to a derivative is not willing or able to perform its obligations to us due to its financial condition or otherwise.

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

We enter into derivative contracts, including interest rate swaps, options, and futures, that could require us to make cash payments in certain circumstances. Potential payment obligations would be contingent liabilities and may not appear on our balance sheet. Our ability to satisfy these contingent liabilities depends on the liquidity of our assets and our access to capital and cash. The need to fund these contingent liabilities could adversely impact our financial condition.

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

In the event a counterparty to our short-term borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In the event a counterparty to our interest rate agreements, credit default swaps, or other derivatives becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from the hedge transaction may be diminished, any cash or collateral we pledged to the counterparty may be unrecoverable, and we may be forced to unwind these agreements at a loss. In the event a counterparty that sells us residential mortgage loans becomes insolvent or is acquired by a third party, we may be unable to enforce our loan repurchase rights in connection with a breach of loan representations and warranties and we may suffer losses if we must repurchase delinquent loans. In the event that one of our servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive the funds to which we are entitled. We attempt to diversify our counterparty exposure and (except with respect to loan representations and warranties) attempt to limit our counterparty exposure to counterparties with investment-grade credit ratings, although we may not always be able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings and cash flows could be adversely affected.

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

Furthermore, if we are unable to complete the sale of these types of assets, it could have a negative impact on our business and financial results. We have a limited capacity to hold residential and commercial loans on our balance sheet as investments, and our business is not structured to buy-and-hold the full volume of loans that we routinely acquire or originate with the intent to sell. If demand for buying whole-loans weakens, we may be forced to incur additional debt on unfavorable terms or may be unable to borrow to finance these assets, which may in turn impact our ability to continue acquiring loans over the short or long term.

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

Engaging in securitization transactions and other similar transactions generally requires us to incur short-term debt, either on a recourse or non-recourse basis, to finance the accumulation of loans or other assets prior to securitization. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans accumulated for that purpose, which may hurt our business or financial results. In addition, in connection with engaging in securitization transactions, we engage in due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets. The risks associated with incurring this type of debt in connection with securitization activity, the risks related to our ability to complete securitization transactions after we have accumulated loans for that purpose, and the risks associated with the due diligence we conduct, and the representations and warranties we make, in connection with securitization activity are similar to the risks associated with acquiring and originating loans with the intent to sell them to third parties, as described in the immediately preceding risk factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and plan to continue to engage, in acquiring residential mortgage loans and originating commercial mortgage loans with the intent to sell these loans to third parties or hold them as investments. Similarly, we have engaged in the past, and plan to continue to engage, in acquiring servicing rights associated with residential mortgage loans. These types of transactions and investments expose us to potentially material risks.”

When engaging in securitization transactions, we also prepare marketing and disclosure documentation, including term sheets and prospectuses, that include disclosures regarding the securitization transactions and the assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We may also sell or contribute commercial real estate loans to third parties who, in turn, securitize those loans. In these circumstances, we may also prepare marketing and disclosure documentation, including documentation that is included in term sheets and prospectuses relating to those securitization transactions. We could be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization. Additionally, we typically retain various third-party service providers when we engage in securitization transactions, including underwriters or initial purchasers, trustees, administrative and paying agents, and custodians, among others. We frequently contractually agree to indemnify these service providers against various claims and losses they may suffer in connection with the provision of services to us and/or the securitization trust. To the extent any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses as a result of these indemnities.

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

For some of the loans that we hold and for some of the loans we sell or securitize, we hold the right to service those loans and we retain a sub-servicer to service those loans. In these circumstances we are exposed to certain risks, including, without limitation, that we may not be able to enter into subservicing agreements on favorable terms to us or at all, or that the sub-servicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their sub-servicing role, and that we would be held liable for the sub-servicer’s improper acts or omissions. Additionally, in its capacity as a servicer of residential mortgage loans, a sub-servicer will have access to borrowers’ non-public personal financial information, and we could incur liability in connection with a data breach relating to a sub-servicer, as discussed further below under the risk factor titled “Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.” When we retain a sub-servicer we are generally also obligated to fund any obligation of the sub-servicer to make advances on behalf of a delinquent loan obligor. We have historically relied on one sub-servicer counterparty to service the majority of the loans with respect to which we own the servicing rights and, as a result, the risks associated with our use of a sub-servicer have been concentrated around this single sub-servicer counterparty. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing right, it could have a material adverse effect on our business and financial results.

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

Rating agencies can affect our ability to execute or participate in a securitization transaction, or reduce the returns we would otherwise expect to earn from executing securitization transactions, not only by deciding not to publish ratings for our securitization transactions (or deciding not to consent to the inclusion of those ratings in the prospectuses or other documents we file with the SEC relating to securitization transactions), but also by altering the criteria and process they follow in publishing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated loans or other assets for securitization in a manner that effectively reduces the value of those previously acquired loans or requires that we incur additional costs to comply with those processes and criteria. For example, to the extent investors in a securitization transaction would have significant exposure to representations and warranties made by us or by one or more counterparties we acquire loans from, rating agencies may determine that this exposure increases investment risks relating to the securitization transaction. Rating agencies could reach this conclusion either because of our financial condition or the financial condition of one or more counterparties we acquire loans from, or because of the aggregate amount of residential loan-related representations and warranties (or other contingent liabilities) we, or one or more counterparties we acquire loans from, have made or have exposure to. If, as a result, rating agencies place limitations on our ability to execute future securitization transactions or impose unfavorable ratings levels or conditions on our securitization transactions, it could reduce the returns we would otherwise expect to earn from executing these transactions and negatively impact our business and financial results. In addition, the actual short- and long-term impact on our ability to securitize residential mortgage loans in the future will depend, in large part, on how the rating agencies assess the investment risks that result from the ability-to-repay regulations promulgated by the CFPB that first became effective in January 2014, including, for example, how they assess investment risks associated with residential mortgage loans that have an interest-only payment feature or loans under which the borrower has a debt-to-income ratio of more than 43% (as these types of loans have historically accounted for a significant amount of the loans we have securitized, but they are not considered “qualified mortgages” under the ability-to-repay regulations).

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

For example, as discussed below in Part I, Item 3 of this Annual Report on Form 10-K, on December 23, 2009, the Federal Home Loan Bank of Seattle filed a claim in the Superior Court for the State of Washington against us and our subsidiary, Sequoia Residential Funding, Inc. The complaint relates in part to residential mortgage-backed securities that were issued by a Sequoia securitization entity and alleges that, at the time of issuance, we, Sequoia Residential Funding, Inc. and the underwriters made various misstatements and omissions about these securities in violation of Washington state law. We have also been named in other similar lawsuits. A further discussion of these lawsuits is set forth in Note 15 to the Financial Statements within this Annual Report on Form 10-K.

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

In addition, there are significant competitive threats to our business from governmental actions and initiatives that have already been undertaken or which may be undertaken in the future. Sustained competition from governmental actions and initiatives could have a material adverse effect on us. For example, Fannie Mae and Freddie Mac are, among other things, engaged in the business of acquiring loans and engaging in securitization transactions. Until 2008, competition from Fannie Mae and Freddie Mac was limited to some extent due to the fact that they were statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000, while much of our business had historically focused on acquiring residential loans with a principal amount in excess of $417,000. In February 2008, Congress passed an economic stimulus package that temporarily increased the size of certain loans these entities could purchase to up to $729,750, if the loans were made to secure real estate purchases in certain high-cost areas of the U.S. As of December 31, 2014, this $729,750 loan size limit had been reduced to $625,500, which is an amount that continues to be above the historical $417,000 loan size limit. In addition, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship and have become, in effect, instruments of the U.S. federal government. As long as there is governmental support for these entities to continue to operate and provide financing to a significant portion of the mortgage finance market, they will represent significant business competition due to, among other things, their large size and low cost of funding.

To the extent that laws, regulations, or policies governing the business activities of Fannie Mae and Freddie Mac are not changed to limit their role in housing finance (such as a change in these loan size limits or in the guarantee fees they charge), the competition from these two governmental entities will remain significant. In addition, to the extent that property values decline while these loan size limits remain the same, it may have the same effect as an increase in this limit, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they had been able to compete previously and our business could be adversely affected. Additionally, the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA) guarantee qualified residential mortgages, and FHA and VA loans accounted for approximately 20% of the aggregate dollar value of residential loans originated in the U.S. in 2014. The federal government’s ability to provide financing to a significant portion of the mortgage finance market through these entities represents significant business competition due to, among other things, their size and low cost of funding.

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

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a funding source for our residential real estate-related business. However, due to market conditions, we did not engage in residential mortgage securitization transactions in 2008 or 2009 and we only engaged in one residential mortgage securitization transaction in 2010 and two residential mortgage securitization transactions in 2011. While we engaged in numerous residential mortgage securitization transactions over the course of 2012, 2013 and 2014, we do not know if market conditions will allow us to continue to regularly engage in these types of securitization transactions and any disruption of this market may adversely affect our earnings and growth. For example, in 2014, we completed four securitization transactions, as compared to four securitizations in the second half of 2013, and eight securitizations in the first half of 2013. We expect our pace of securitization activity in 2015 to be similar to 2014. Even if regular residential mortgage securitization activity continues among market participants other than government-sponsored entities, we do not know if it will continue to be on terms and conditions that will permit us to participate or be favorable to us. Even if conditions are favorable to us, we may not be able to return to or sustain the volume of securitization activity we previously conducted.

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

Initiating new business activities or significantly expanding existing business activities are two ways to grow our business and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative. For example, efforts we have made and continue to make to significantly expand our investing activity in commercial real-estate related assets and to develop new methods and channels for acquiring, securitizing, and selling residential and commercial real estate-related investment assets may expose us to new risks, may not succeed, and may not generate sufficient revenue to offset our related costs. We have also engaged in increasing our holdings of residential MSRs, and we recently began acquiring residential mortgage loans for sale to Fannie Mae and Freddie Mac, which enables us to create our own investments in MSRs and has positioned us to be involved in a risk-sharing arrangement with Fannie Mae, but these efforts could expose us to new risks or not succeed, and may not generate sufficient revenue to offset our related costs.

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

In addition, any breach of the security of these systems could have an adverse effect on our operations and the preparation of our financial statements. Steps we have taken to provide for the security of our systems and data may not effectively prevent others from obtaining improper access to our systems data. Improper access could expose us to risks of data loss, reputational damage, increased regulatory scrutiny, litigation, and liabilities to third parties, and otherwise disrupt our operations. For example, when we own residential mortgage loans, or the rights to service residential mortgage loans, we come into possession of borrower non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may share this information with third party service providers, including loan sub-servicers, or with third parties interested in acquiring such loans from us. We currently own 8,401 residential mortgage loans and the rights to service 41,062 mortgage loans. We may be liable for losses suffered by individuals whose identities are stolen as a result of a breach of the security of these systems, and any such liability could be material.

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

Our financial results are determined and reported in accordance with generally accepted accounting principles (and related conventions and interpretations), or GAAP, and are based on estimates and assumptions made in accordance with those principles, conventions, and interpretations. Furthermore, the amount of dividends we are required to distribute as a REIT is driven by the determination of our income in accordance with the Internal Revenue Code rather than GAAP.

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

Our minimum dividend distribution requirements are determined under the REIT tax laws and are based on our taxable income as calculated for tax purposes pursuant to the Internal Revenue Code. Our Board of Directors may also decide to distribute more dividends than required based on these determinations. One should not expect that our retained GAAP earnings will equal cumulative distributions, as the Board of Directors’ dividend distribution decisions, permanent differences in GAAP and tax accounting, and even temporary differences may result in material differences in these balances.

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

We have elected to qualify as a REIT for federal income tax purposes for all tax years since 1994. However, many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of particular facts and an application of the legal requirements to those facts in situations where there is only limited judicial and administrative guidance. Thus, we cannot assure you that the Internal Revenue Service (the “IRS”) or a court would agree with our conclusion that we have qualified as a REIT historically, or that changes to our business or the law will not cause us to fail to qualify as a REIT in the future. Furthermore, in an environment where assets may quickly change in value, previous planning for compliance with REIT qualification rules may be disrupted. If we failed to qualify as a REIT for federal income tax purposes and did not meet the requirements for statutory relief, we would be subject to federal income tax at regular corporate rates on our income, and we would not be allowed a deduction for distributions to shareholders in computing our taxable income. In such a case, we may need to borrow money or sell assets in order to pay the taxes due, even if the market conditions are not favorable for such sales or borrowings. In addition, unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four years thereafter. Failure to qualify as a REIT could adversely affect our dividend distributions and could adversely affect the value of our common stock.

Maintaining REIT status and avoiding the generation of excess inclusion income at Redwood Trust, Inc. and certain of our subsidiaries may reduce our flexibility and could limit our ability to pursue certain opportunities. Failure to appropriately structure our business and transactions to comply with laws and regulations applicable to REITs could have adverse consequences.

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. For instance:

•	Compliance with the REIT income and asset rules may limit the type or extent of financing or hedging that we can undertake.

•	Our ability to own non-real estate related assets and earn non-real estate related income is limited, and the rules for classifying assets and income are complicated. Our ability to own equity interests in other entities is also limited. If we fail to comply with these limits, we may be forced to liquidate attractive investments on short notice on unfavorable terms in order to maintain our REIT status.

•	We generally use taxable subsidiaries to own non-real estate related assets and engage in activities that may give rise to non-real estate related income under the REIT rules. However, our ability to invest in taxable subsidiaries is limited under the REIT rules. Maintaining compliance with this limit could require us to constrain the growth of our TRSs in the future.

•	Meeting minimum REIT dividend distribution requirements could reduce our liquidity. We may earn non-cash REIT taxable income due to timing and/or character mismatches between the computation of our income for tax and our book purposes. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.

•	We could be viewed as a “dealer” with respect to certain transactions and become subject to a 100% prohibited transaction tax or other entity-level taxes on income from such transactions.

Furthermore, the rules we must follow and the tests we must satisfy to maintain our REIT status may change, or the interpretation of these rules and tests by the IRS may change.

In addition, our stated goal has been to not generate excess inclusion income at Redwood Trust, Inc. and certain of its subsidiaries that would be taxable as unrelated business taxable income (“UBTI”) to our tax-exempt shareholders. Achieving this goal has limited, and may continue to limit, our flexibility in pursuing certain transactions or has resulted in, and may continue to result in, our having to pursue certain transactions through a taxable subsidiary, which would reduce the net returns on these transactions by the associated tax liabilities payable by such subsidiary. Despite our efforts to do so, we may not be able to avoid creating or distributing UBTI to our shareholders.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

To qualify as a REIT, we generally must distribute to our shareholders at least 90% of our net taxable income each year (excluding any net capital gains), and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains, and 100% of our undistributed income from prior years. To maintain our REIT status and avoid the payment of federal income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from differences in timing between the actual receipt of income and inclusion of income for federal income tax purposes. For example, we may be required to accrue interest and discount income on mortgage loans, MBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our common stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow and per share trading price of our common stock.

Dividends payable by REITs, including us, generally do not qualify for the reduced tax rates available for some dividends.

“Qualified dividends” payable to shareholders that are individuals, trusts and estates generally are subject to tax at preferential rates. Subject to limited exceptions, dividends payable by REITs are not eligible for these reduced rates and are taxable at ordinary income tax rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the shares of our capital stock.

The failure of mortgage loans or MBS subject to a repurchase agreement or a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

When we enter into short-term financing arrangements in the form of repurchase agreements, we will sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

In addition, we have and may continue to acquire and originate mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We believe that the mezzanine loans that we treat as real estate assets generally meet all of the requirements for reliance on this safe harbor, however, there can be no assurance that the IRS will not challenge the tax treatment of these mezzanine loans, and if such a challenge were sustained, we could in certain circumstances be required to pay a penalty tax or fail to qualify as a REIT.

Changes in tax rules could adversely affect REITs and could adversely affect the value of our common stock.

The rules addressing federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Any such future changes in the regulations or tax laws applicable to REITs or to mortgage related financial products could negatively impact our operations or reduce any competitive advantages we may have relative to non-REIT entities, either of which could reduce the value of our common stock.

The application of the tax laws to our business is complicated, and we may not interpret and apply some of the rules and regulations correctly. In addition, we may not make all available elections, which could result in our not being able to fully benefit from available deductions or benefits. Furthermore, the elections, interpretations and applications we do make could be deemed by the IRS to be incorrect and could have adverse impacts on our GAAP earnings and potentially on our REIT status

The Internal Revenue Code may change and/or the interpretation of the rules and regulations by the IRS may change. In circumstances where the application of these rules and regulations affecting our business is not clear, we may have to interpret them and their application to us. We seek the advice of outside tax advisors in arriving at these interpretations, but our interpretations may prove to be wrong, which could have adverse consequences.

Our tax payments and dividend distributions, which are intended to meet the REIT distribution requirements, are based in large part on our estimate of taxable income which includes the application and interpretation of a variety of tax rules and regulations. While there are some relief provisions should we incorrectly interpret certain rules and regulations, we may not be able to fully take advantage of these provisions, and this could have an adverse effect on our REIT status. In addition, our GAAP earnings include tax provisions and benefits based on our estimates of taxable income and should our estimates prove to be wrong, we would have to make an adjustment to our taxable provisions and this adjustment could be material.

Our decisions about raising, managing, and distributing our capital may adversely affect our business and financial results. Furthermore, our growth may be limited if we are not able to raise additional capital.

We are required to distribute at least 90% of our REIT taxable income as dividends to shareholders. Thus, we do not generally have the ability to retain all of the earnings generated by our REIT and, to a large extent, we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through public or private offerings. We may also raise capital by issuing other types of securities, such as preferred stock, convertible or exchangeable debt, or other types of debt securities. As of January 1, 2015, we had approximately 97 million unissued shares of stock authorized for issuance under our charter (although approximately 36 million of these shares are reserved for issuance under our equity compensation plans, dividend reinvestment and stock purchase plan, and outstanding convertible notes and exchangeable securities). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock or securities convertible into, or exchangeable for, shares of stock, unless we seek and receive approval from our shareholders to increase the authorized number of our shares in our charter. Also, certain stock change of ownership tests may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.

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

Under the Investment Company Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. However, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate are generally exempt from the requirements of the Investment Company Act. We believe that we have conducted our business so that we are not subject to the registration requirements of the Investment Company Act. In order to continue to do so, however, Redwood and each of our subsidiaries must either operate so as to fall outside the definition of an investment company under the Investment Company Act or satisfy its own exclusion under the under the Investment Company Act. For example, to avoid being defined as an investment company, an entity may limit its ownership or holdings of investment securities to less than 40% of its total assets. In order to satisfy an exclusion from being defined as an investment company, other entities, among other things, maintain at least 55% of their assets in certain qualifying real estate assets (the 55% Requirement) and also maintain an additional 25% of their assets in such qualifying real estate assets or certain other types of real estate-related assets (the 25% Requirement). Rapid changes in the values of assets we own, however, can disrupt prior efforts to conduct our business to meet these requirements.

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

In August 2011, the SEC published a Concept Release within which it reviewed interpretive issues under the Investment Company Act relating to the status under the Investment Company Act of companies that are engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on the exemption set forth in Section 3(c)(5)(C) of the Investment Company Act from requirements under the Investment Company Act. Among other things, the SEC expressed in the Concept Release that it was “concerned that certain types of mortgage-related pools today appear to resemble in many respects investment companies such as closed-end funds and may not be the kinds of companies that were intended to be excluded from regulation under the Investment Company Act by Section 3(c)(5)(C).” To the extent we rely on Section 3(c)(5)(C) of the Investment Company Act to exempt us from regulation under the Investment Company Act, we believe that our reliance is proper. However, this SEC review could eventually lead to legislative or regulatory changes that could affect our ability to rely on that exemption or could eventually require us to change our business and operations in order for us to continue to rely on that exemption. Even if the SEC’s review of this exemption does not eventually have these effects on us, in the interim, while the SEC’s Concept Release is outstanding, any uncertainty created by the SEC’s review process could negatively impact the ability of companies, such as us, that rely on this exemption to raise capital, borrow money, or engage in certain other types of business transactions, which could negatively impact our business and financial results.

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

As of February 20, 2015, based on filings of Schedules 13D and 13G with the SEC, we believe that eight institutional shareholders each owned approximately 5% or more of our outstanding common stock and we believe based on data obtained from other public sources that, overall, institutional shareholders owned, in the aggregate, more than 90% of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our common stock, including through the conversion of outstanding convertible notes or exchangeable securities into shares of common stock. Significant ownership stakes held by these individual institutions or other investors could have adverse consequences for other shareholders because each of these shareholders will have a significant influence over the outcome of matters submitted to a vote of our shareholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our common stock, it could have an adverse effect on the market price of our common stock.

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

We may issue additional shares of common stock, or securities convertible into, or exchangeable for, shares of common stock, in public offerings or private placements, and holders of our outstanding convertible notes or exchangeable securities may convert those securities into shares of common stock. In addition, we may issue additional shares of common stock to participants in our direct stock purchase and dividend reinvestment plan and to our directors, officers, and employees under our employee stock purchase plan, our incentive plan, or other similar plans, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder. We are not required to offer any such shares to existing shareholders on a preemptive basis. Therefore, it may not be possible for existing shareholders to participate in future share issuances, which may dilute existing shareholders’ interests in us. In addition, if market participants buy shares of common stock, or securities convertible into, or exchangeable for, shares of common stock, in issuances by us in the future, it may reduce or eliminate any purchases of our common stock they might otherwise make in the open market, which in turn could have the effect of reducing the volume of shares of our common stock traded in the marketplace, which could have the effect of reducing the market price and liquidity of our common stock.

At February 19, 2015, our directors and executive officers beneficially owned, in the aggregate, approximately 1.4% of our common stock. Sales of shares of our common stock by these individuals are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our common stock.

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

For 2014, we maintained our regular dividend at a rate of $0.28 per share per quarter and in November 2014 our Board of Directors announced its intention to continue to pay regular dividends during 2015 at a rate of $0.28 per share per quarter. Our ability to pay a dividend of $0.28 per share per quarter in 2015 may be adversely affected by a number of factors, including the risk factors described herein. These same factors may affect our ability to pay other future dividends. In addition, to the extent we determine that future dividends would represent a return of capital to investors, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income. Any reduction or elimination of our payment of dividend distributions would not only reduce the amount of dividends you would receive as a holder of our common stock, but could also have the effect of reducing the market price of our common stock.

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

The market price of our common stock could be negatively affected by various factors, including broad market fluctuations.

The market price of our common stock may be negatively affected by various factors, which change from time to time. Some of these factors are:

•	Our actual or anticipated financial condition, performance, and prospects and those of our competitors.

•	The market for similar securities issued by other REITs and other competitors of ours.

•	Changes in the manner that investors and securities analysts who provide research to the marketplace on us analyze the value of our common stock (for example, if, at a time when the market price of our common stock is significantly above book value per share, investors and analysts change their method of analyzing the value of our common stock and take the position that our common stock should not be valued at a significant premium to book value per share, which could occur if investors and analysts do not believe there is reason to have a positive outlook on the prospects for our business and financial results).

•	Changes in recommendations or in estimated financial results published by securities analysts who provide research to the marketplace on us, our competitors, or our industry.

•	General economic and financial market conditions, including, among other things, actual and projected interest rates, prepayments, and credit performance and the markets for the types of assets we hold or invest in.

•	Proposals to significantly change the manner in which financial markets, financial institutions, and related industries, or financial products are regulated under applicable law, or the enactment of such proposals into law or regulation.

•	Other events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large financial institutions or other significant corporations (whether due to fraud or other factors), terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts.

Furthermore, these fluctuations do not always relate directly to the financial performance of the companies whose stock prices may be affected. As a result of these and other factors, investors who own our common stock could experience a decrease in the value of their investment, including decreases unrelated to our financial results or prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive and administrative office is located in Mill Valley, California and we have additional administrative offices throughout the United States. We do not own any properties and lease the space we utilize for our offices. Additional information on our leases is included in Note 15 to the Financial Statements within this Annual Report on Form 10-K. The following table presents the locations and remaining lease terms of our primary offices.

Executive and Administrative Office Locations and Lease Expirations

Location	Lease Expiration
One Belevedere Place, Suite 300 Mill Valley, CA 94941	2018

8310 South Valley Highway, Ste. 425 Englewood, CO 80112	2021

1114 Avenue of the Americas, Ste. 2810 New York, NY 10036	2021

225 W. Washington St., Suite 1440 Chicago, IL 60606	2019

ITEM 3. LEGAL PROCEEDINGS

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of December 31, 2014, the FHLB-Seattle has received approximately $115.8 million of principal and $11.1 million of interest payments in respect of the Seattle Certificate. As of December 31, 2014, the Seattle Certificate had a remaining outstanding principal amount of approximately $17.5 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of December 31, 2014, Schwab has received approximately $12.9 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. As of December 31, 2014, the Schwab Certificate had a remaining outstanding principal amount of approximately $1.9 million. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

In October 2010, a complaint was filed in Illinois state court against SRF and more than 45 other named defendants alleging that the defendants made false or misleading statements in offering materials for various RMBS sold or issued by the defendants or entities controlled by them. The plaintiff subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF (the “Redwood Defendants”), the plaintiff alleged that there were false or misleading statements in the offering materials for two mortgage pass-through certificates issued in the Sequoia Mortgage Trust 2006-1 securitization transaction. In October 2014, the plaintiff and the Redwood Defendants agreed to settle the complaint on mutually satisfactory terms. In November 2014, in accordance with the settlement terms, the complaint against the Redwood Defendants was dismissed. The terms of the agreed-upon settlement remain confidential.

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At December 31, 2014, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2.0 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

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

ITEM 4. MINE SAFETY DISCLOSURES NOT APPLICABLE

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on the NYSE under the symbol RWT. At February 20, 2015, our common stock was held by approximately 789 holders of record and at January 8, 2015 the total number of beneficial stockholders holding stock through depository companies was approximately 48,670. At February 24, 2015, there were 83,426,979 shares of common stock outstanding.

The high and low sales prices of shares of our common stock, as reported by the Bloomberg Financial Markets service, and the cash dividends declared on our common stock for each full quarterly period during 2014 and 2013 were as follows:

	Stock Prices		Common Dividends Declared
	High	Low	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2014
Fourth Quarter	$20.36	$15.97	12/15/2014	12/29/2014	$0.28	Regular
Third Quarter	$20.09	$16.53	9/15/2014	9/30/2014	$0.28	Regular
Second Quarter	$21.90	$18.82	6/13/2014	6/30/2014	$0.28	Regular
First Quarter	$21.32	$18.20	3/14/2014	3/31/2014	$0.28	Regular

Year Ended December 31, 2013
Fourth Quarter	$19.95	$17.00	12/13/2013	12/27/2013	$0.28	Regular
Third Quarter	$20.20	$16.28	9/13/2013	9/30/2013	$0.28	Regular
Second Quarter	$23.42	$16.40	6/14/2013	6/28/2013	$0.28	Regular
First Quarter	$23.71	$17.00	3/15/2013	3/29/2013	$0.28	Regular

All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our GAAP net income, REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock. As reported on our Current Report on Form 8-K on January 27, 2015, for dividend distributions made in 2014, we expect 90% of our dividends paid in 2014 to be characterized as ordinary income and 10% to be characterized as a return of capital for income tax purposes. None of the dividend distributions made in 2014 is expected to be characterized for federal income tax purposes as long-term capital gain dividends.

We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We did not repurchase any shares under this plan during the year ended December 31, 2014. At December 31, 2014, 4,005,985 shares remained available for repurchase under our stock repurchase plan.

Information with respect to compensation plans under which equity securities of the registrant are authorized for issuance is set forth in Part II, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index and the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) Mortgage REIT index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2009. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

Five Year — Cumulative Total Return Comparison

December 31, 2009 through December 31, 2014

	2009	2010	2011	2012	2013	2014
Redwood Trust, Inc.	100.00	110.37	81.31	145.45	176.63	190.25
NAREIT Mortgage REIT Index	100.00	122.62	119.56	143.51	140.48	165.56
S&P Composite-500 Index	100.00	115.06	117.48	136.27	180.39	205.07

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are qualified in their entirety by, and should be read in conjunction with, the more detailed information contained in the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K and in our Annual Reports on Form 10-K as of and for each of the years ended December 31, 2014, 2013, 2012, 2011, and 2010. Certain amounts for prior periods have been reclassified to conform to the 2014 presentation.

(In Thousands, Except Per Share Data)	2014	2013	2012	2011	2010
Selected Statement of Operations Data:
Interest income	$242,070	$226,156	$231,384	$217,179	$230,054
Interest expense	(87,463)	(80,971)	(120,705)	(98,978)	(84,664)

Net interest income	154,607	145,185	110,679	118,201	145,390
Provision for loan losses	(961)	(4,737)	(3,648)	(16,151)	(24,135)

Net interest income after provision	153,646	140,448	107,031	102,050	121,255
Noninterest income
Mortgage banking activities	34,938	102,494	36,593	—	—
Mortgage servicing rights income (loss)	(4,261)	20,309	(1,391)	—	—
Other market valuation adjustments	(10,146)	(5,709)	1,539	(40,017)	(19,554)
Realized gains, net	15,478	25,259	54,921	10,946	63,496

Total noninterest income, net	36,009	142,353	91,662	(29,071)	43,942
Operating expenses	(90,123)	(86,607)	(65,633)	(47,741)	(53,715)
Other income (expense)	1,781	(12,000)	—	—	—
Provision for income taxes	(744)	(10,948)	(1,291)	(42)	(280)

Net income	100,569	173,246	131,769	25,196	111,202
Less: Net (loss) income attributable to noncontrolling interest	—	—	—	(1,147)	1,150

Net Income Attributable to Redwood Trust, Inc.	$100,569	$173,246	$131,769	$26,343	$110,052

Average common shares – basic	82,837,369	81,985,897	79,529,950	78,299,510	77,841,634
Earnings per share – basic	$1.18	$2.05	$1.61	$0.31	$1.37
Average common shares – diluted	85,098,579	93,694,924	80,673,682	78,299,510	78,810,949
Earnings per share – diluted	$1.15	$1.94	$1.59	$0.31	$1.36
Regular dividends declared per common share	$1.12	$1.12	$1.00	$1.00	$1.00
Selected Balance Sheet Data:
Earning assets	$5,753,753	$4,519,775	$4,343,628	$5,613,753	$5,049,254
Total assets	$5,918,966	$4,608,528	$4,444,098	$5,743,298	$5,143,688
Short-term debt	$1,793,825	$862,763	$551,918	$428,056	$44,137
Asset-backed securities issued – Resecuritization	$45,044	$94,934	$164,746	$219,551	$—
Asset-backed securities issued – Commercial	$83,313	$153,693	$171,714	$—	$—
Asset-backed securities issued – Sequoia	$1,416,762	$1,694,335	$2,193,481	$3,710,423	$3,458,501
Asset-backed securities issued – Acacia	$—	$—	$—	$209,381	$303,077
Long-term debt	$1,194,567	$476,467	$139,500	$139,500	$139,500
Total liabilities	$4,662,824	$3,362,745	$3,303,934	$4,850,714	$4,068,096
Noncontrolling interest	$—	$—	$—	$—	10,839
Total stockholders’ equity	$1,256,141	$1,245,783	$1,140,164	$892,584	$1,064,753
Number of common shares outstanding	83,443,141	82,504,801	81,716,416	78,555,908	78,124,668
Book value per common share	$15.05	$15.10	$13.95	$11.36	$13.63
Other Selected Data:
Average assets	$5,848,856	$4,681,989	$5,318,442	$5,357,065	$5,196,293
Average debt and ABS issued outstanding	$4,322,907	$3,333,439	$4,130,216	$4,148,421	$4,011,855
Average stockholders’ equity	$1,250,627	$1,200,461	$987,330	$1,003,523	$1,008,126
Net income/average stockholders’ equity	8.0%	14.4%	13.3%	2.6%	10.9%

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

For additional information on our business, refer to Part I, Item 1, Business of this Annual Report on Form 10-K.

Our Strategy

Our business has evolved substantially since the onset of the financial crisis, driven in part by our desire to build a franchise with a value-producing business model positioned to capitalize on the evolution of the mortgage finance markets. Specifically, we strive to be highly competitive in a post-crisis era of greater regulatory and capital requirements for all mortgage market participants, particularly for more heavily regulated banks. We have invested in and expanded our residential and commercial mortgage banking platforms to act as intermediaries between borrowers and investors in the mortgage capital markets, with the shared goal of creating our own steady sources of attractive investments and fee-generating opportunities. We believe that our business activities, as outlined below, take advantage of the strength of our balance sheet and the talents and extensive relationships of the professionals who make up our residential and commercial teams.

Our residential business activities have been driven by our expectation that large bank originators with excess liquidity would be more likely to retain their jumbo residential loan originations for their own investment portfolios rather than sell those loans to aggregators such as Redwood. Therefore our primary focus has been on purchasing loans from smaller bank and non-bank originators. Since mid-2010, we have acquired prime, jumbo mortgages and the related mortgage servicing rights from these sellers and distributed those loans through private-label securitizations and whole-loan bulk-sales. In order to further leverage our platform and to participate in risk-sharing transactions contemplated under Fannie Mae and Freddie Mac reform proposals, in late 2013 we entered the conforming segment of the residential market (defined as loans eligible for sale to these government sponsored enterprises) and we began to acquire conforming loans and the related servicing rights from many of our existing jumbo loan sellers and new conforming-only loan sellers. Conforming loans we acquire are generally sold in bulk to Fannie Mae or Freddie Mac. In addition, in mid-2014, we established a new subsidiary that is a member of the Federal Home Loan Bank of Chicago (FHLBC) and can access attractive long-term financing from the FHLBC for residential mortgage loans. This subsidiary acquires residential mortgage loans to hold as long-term investments.

Our commercial business activities have been driven by our expectation that a significant wave of commercial loan refinancing demand would result from the pre-financial crisis era of high-leverage lending. In 2010, we identified an immediate need for mezzanine capital that could bridge the gap between commercial borrowers’ funding needs and what traditional senior lenders would provide in refinancing transactions. We subsequently positioned our platform to become an originator of senior commercial loans, offering value through greater flexibility and certainty of execution for borrowers. We are now a nationally recognized originator of commercial loans, generally retaining the mezzanine and subordinate loans we originate as long-term investments and selling senior loans we originate into the CMBS market.

Redwood Trust is structured as a REIT for federal tax purposes. Our REIT holds most of our mortgage-related investments, which are generally tax advantaged and created through our residential and commercial business activities or purchased through the mortgage capital markets. Our mortgage-banking activities are conducted through taxable REIT subsidiaries that pay corporate income taxes and, therefore, can generally retain earnings and reinvest the cash flows back into our business.

Business Update

In this update we discuss the highlighted operating milestones we achieved in 2014, as well as our outlook for each of our businesses in 2015. Additionally, in light of the recent high volatility in the interest rate and credit markets, we discuss our approach to hedging our financial risks and provide an overview of how we evaluate the results of our hedging strategy.

Residential Business

The residential mortgage banking market experienced a challenging year in 2014. Industry loan origination volumes declined by 39% from 2013 levels as refinance activity waned and loan sale margins remained under pressure as industry overcapacity adjusted to lower mortgage demand. Additionally, during 2014, private label securitization volume declined 39% and the number of issuers declined 19%. Redwood completed four securitizations in 2014, down from 12 in 2013. The decline in the industry’s and Redwood’s issuance volume was due to a strong whole loan bid by the banking industry that resulted in better execution relative to securitization.

Mortgage and treasury rates were volatile throughout 2014, declined sharply in the fourth quarter, and through mid-February of 2015 were still lower than at the end of 2014. This decrease in rates negatively impacted our mortgage servicing rights (MSRs) at year-end, causing their values to decline as prepayment expectations increased.

Despite the headwinds, we made good financial and operational progress in our residential businesses during 2014. Some of our residential business accomplishments included:

•	After obtaining GSE approval at the end of 2013, we successfully completed our first year of conforming residential business with acquisition volume of $4.0 billion in 2014. For all of 2014, combined jumbo and conforming loan acquisition volume was $9.0 billion, a 27% increase from 2013.

•	We entered into two new key business relationships with the Federal Home Loan Bank of Chicago (FHLBC) that should benefit Redwood going forward and also contribute to the Federal Home Loan Bank (FHLB) system’s mission. The first relationship gives us a three-year period during which we will be the sole acquirer of high-balance loans through the FHLBC’s mortgage partnership finance (MPF) program. There are approximately 750 members of the FHLB system that are eligible to participate in the MPF program and thereby become sellers of high-balance loans to Redwood. We expect to purchase our first loans under this program during the first quarter of 2015, and to meaningfully increase the purchase volume from this channel throughout 2015. In addition, once we exit the pilot phase with the FHLBC, we hope to explore similar arrangements with other FHLB member banks. In the other relationship, a Redwood subsidiary became a member of the FHLBC giving that subsidiary access to collateralized financing for mortgage loans and securities. Using FHLBC financing, this subsidiary can acquire residential mortgage loans to hold as long-term investments and we currently anticipate this subsidiary will have up to $1 billion of financing from the FHLBC outstanding at mid-year 2015.

•	We entered into our first risk sharing arrangement with Fannie Mae, which has the potential to enhance our conforming loan profitability through our commitment to absorb up to the first one percent of losses on a designated pool of newly originated loans sold to Fannie Mae. We continue to actively work with both Fannie Mae and Freddie Mac on subsequent risk-sharing transactions and we expect to enter into additional transactions in 2015.

•	We completed four private residential mortgage securitization (PLS) transactions, bringing our total completed PLS transactions since 2010 to 25 transactions, which represents a market-leading 36% market share.

•	We increased our number of loan sellers to 169 at December 31, 2014 from 118 at the end of 2013.

Through the broader seller base and strategic relationships we forged in 2014, our plan for the next few quarters is to continue to gain market share while focusing on increasing the efficiency and operating leverage of our platform. With mortgage rates currently at 18 month lows, we expect refinance activity to provide a modest boost to industry origination volumes. Our expectation is to acquire $8 billion of conforming loans and $7 billion of jumbo loans in 2015, a 67% increase from total 2014 acquisitions. However, our primary focus will be to achieve our maximum purchase volume potential while maintaining loan sale profit margins within our long-term target range of 25 to 50 basis points. With respect to mortgage servicing rights (MSRs), while existing MSRs have declined in value as rates have fallen, improving market yield profiles and reduced industry capacity could make this asset class a much more attractive place to deploy capital in the coming quarters.

Commercial Business

Through the first three quarters of 2014, the commercial mortgage-backed securities (CMBS) market was on the upswing, exhibiting strong participation by both institutional triple-A investors as well as subordinate CMBS “B-piece” buyers. During the fourth quarter, market conditions worsened as volatility reigned across global markets. The impact was felt through a sharp reduction of available capital for these CMBS “B-pieces”, pressuring bond credit spreads as well as loan sale executions for senior loan contributors such as Redwood. The result was a negative impact on our commercial operating results in the fourth quarter. Early in the first quarter of 2015, commercial loan sale margins appear to be recovering with improved liquidity in the CMBS market. However, industry origination activity has slowed since the fourth quarter, consistent with seasonal patterns for this market. The anticipated seasonal decline in volume will likely factor into our first quarter of 2015 results from commercial mortgage banking activities. Despite this setback, we have distributed our available inventory of senior commercial loans originated in the fourth quarter and our balance sheet is ready to take advantage of new commercial opportunities.

Some of our 2014 commercial business accomplishments included:

•	We originated and distributed nearly $1 billion of senior loans and originated $57 million of mezzanine and subordinate investments.

•	We generated $13 million of mortgage banking income and $32 million of net interest income.

•	Our credit performance continued to remain strong, with zero delinquencies or credit losses on over $420 million of mezzanine investments.

•	We continued to grow our team and expand our market breadth, hiring experienced originators in New York and Los Angeles.

With additional capacity, a correction in spreads, and a growing market, our commercial business has the momentum for a very successful 2015. Market participants are expecting as much as $120 billion in CMBS issuance in 2015, as compared to $94 billion in 2014, as loans from the 2005-2007 period of record-setting origination volume begin to mature and refinance. The opportunity is particularly attractive for Redwood given our approach to credit and risk management, and our ability to offer mezzanine and other forms of subordinate financing. Our primary focus will be to increase total origination activity from $1 billion in 2014 to $1.5 billion in 2015, at margins averaging 150 basis points. We do not expect a linear ramp in originations, however, given our historical experience and seasonal factors that impact the pace of industry origination activity.

Financial Risk Management

Beginning in late 2014, we observed the rising global unrest and financial instability that has led to financial market volatility, a strengthening dollar, and widening of fixed-income credit spreads. Given the associated volatility in U.S. benchmark interest rates, the emphasis we place on sound financial risk management continues to be of primary importance.

We take an enterprise-wide view toward financial risk management. Our objective is to manage risks that are a necessary by-product of our business (such as interest rate risk, prepayment risk, and liquidity risk) while assuming those risks that are core to our business model and earnings – e.g., credit risk associated with our residential and commercial mortgage-related investments.

From a tactical standpoint, our approach is to first look at our different balance sheet investments, which can move in opposite directions as interest rates change. An example would be for us to view investment securities that typically increase in value as benchmark rates decline as a natural offset against MSRs that characteristically decline in value in a similar environment. We would also look to derivatives to supplement our balance sheet offsets or to manage other risks for which there are no natural offsets. Outside of our investments, we also manage our interest rate exposure from certain floating-rate long-term debt in order to effectively fix its cost of capital.

The price movements of some of our hedges impact earnings and book value while others impact book value only. That’s why we typically analyze our cumulative hedging results through their impact on book value. In the fourth quarter of 2014, our book value per share declined from $15.21 to $15.05 per share. Our net income of $0.31 per share plus the net effect of unrealized market value changes on securities and other items nearly equaled our fourth quarter dividend of $0.28 per share. The remaining $0.15 per share decline represents the change in value of the above-described hedges associated with long-term debt.

This approach to financial risk management does not protect us from occasional periods of GAAP earnings volatility, and we continue to look for ways to better align our GAAP results with the economics of our business. Ultimately, we believe that we continue to manage these risks appropriately and consistently.

2014 Financial Overview

This section includes an overview of some of the significant factors impacting our 2014 financial results. A detailed discussion of our results of operations is presented in the next section of this MD&A.

The following table presents selected financial highlights from 2014 and 2013.

Table 1 – Selected Financial Highlights

	December 31,
(Dollars in thousands, except per share)	2014	2013
GAAP net income	$100,569	$173,246
Net income per diluted common share	$1.15	$1.94
REIT taxable income per share	$0.76	$0.88
Dividends per share	$1.12	$1.12
Book value per share	$15.05	$15.10
Return on equity	8.0%	14.4%

For the full-year 2014, we generated an 8.0% return on GAAP equity and earned net income in excess of our dividend. The decline in net income from the prior year was primarily driven by a reduction in mortgage banking income, declines in the market value of our MSR investments, and higher operating costs as we continued to invest in growing our operating platforms.

The decline in our net income in 2014 was primarily driven by a $67 million reduction in income from mortgage banking activities, which was mostly associated with our residential business. As discussed in the business overview above, industry-wide residential loan origination volumes decreased significantly in 2014, putting pressure on margins and impacting the profitability of our residential mortgage banking operations. Our overall margins were also impacted by the significant growth in our conforming loan acquisitions in 2014, which accounted for $4.0 billion of our $9.0 billion of total residential loan acquisitions. Early in the year, we accepted lower profitability as we established ourselves in this market and built-out our platform for conforming loans. These margins improved throughout the year and we expect them to continue to improve into 2015 as we further leverage our platform.

Another significant contributor to the decline in net income was the $21 million of negative market valuation adjustments on our MSR investments that resulted from the sharp drop in mortgage interest rates in the fourth quarter of 2014. As discussed in the business overview above, we seek to manage our exposure to interest rate movements, including those arising from our MSR investments, across our business as a whole. While we believe our hedging strategy during 2014 was effective from an economic perspective, since some of our assets that serve as natural offsets to the MSRs are marked-to-market through our balance sheet, this result is not reflected in our GAAP net income.

The following table presents the changes in book value per share for the year ended December 31, 2014.

Table 2 – Changes in Book Value per Share

Year Ended
(In Dollars, per share basis)	December 31, 2014
Beginning book value	$15.10
Net income	1.15
Change in unrealized gains on securities, net	0.28
Change in unrealized losses on derivatives, net	(0.36)
Equity award distributions	(0.18)
Other, net	0.18
Dividends	(1.12)

Ending Book Value per Share	$15.05

GAAP book value per share declined during 2014, despite our earnings more than covering our 2014 dividends paid to shareholders. This decline was primarily due to unrealized losses recorded on derivatives we use to hedge our floating rate interest exposure from certain of our long-term debt in order to fix its cost of capital. While the change in value of these derivatives runs through shareholders’ equity, we do not mark the associated debt to market and there was not a balance sheet offset to the $0.36 per share negative impact of these cash flow hedges on our book value.

The following table presents our new capital investments in 2014.

Table 3 – Investment Activity

Year Ended
(In Millions) (1)	December 31, 2014
Residential
Sequoia RMBS	$150
Third-party RMBS	168
Less: Short-term debt/Other liabilities	(213)

Total RMBS	106
Agency risk sharing transaction	10
Loans, net - FHLBC(2)	94
MSR investments	96

Total residential	306
Commercial
Mezzanine and subordinate loans	61
Less: Borrowings	(4)

Total commercial	57

Capital Invested	$363

(1)	Certain totals may not foot, due to rounding.
(2)	Includes loans pledged to FHLBC and FHLBC stock acquired, less FHLBC borrowings.

Our allocations of capital invested in 2014 shifted away from Sequoia and third party RMBS, and into MSRs and residential loans held-for investment and financed through the FHLBC. The reduction in Sequoia RMBS investments in 2014 was attributable to the reduction in securitizations we sponsored this year as whole loan sales were a more attractive distribution alternative for our residential loans. Our increase in MSR investments mostly resulted from Agency loan sales as we significantly increased our conforming loan volumes in 2014. Additionally, the establishment of our borrowing arrangement with FHLBC gave our FHLB member subsidiary the ability to invest capital in residential mortgage loans during 2014.

Capital and Liquidity

During 2014, we raised $205 million through an offering of exchangeable notes issued by one of our taxable subsidiaries and our FHLB member subsidiary borrowed $496 million of long-term debt from the FHLBC, which together increased our total capital to $2.4 billion at December 31, 2014. Total capital included $1.3 billion of equity capital and $1.1 billion of long term debt, comprised of $140 million of debt due in 2037, $288 million of convertible debt due in 2018, $205 million of exchangeable debt due in 2019, and $496 million of FHLB borrowings with an average maturity of 9.4 years. It did not include $1.2 billion of loan warehouse debt, which we primarily use to finance our inventory of residential and commercial loans, or $609 million of repurchase financing for securities.

In addition, during the fourth quarter, we closed a new commercial warehouse facility, adding $150 million in additional borrowing capacity, bringing our total available commercial warehouse capacity to $400 million at December 31, 2014.

At December 31, 2014, we held $270 million in cash, and our investment capacity (defined as the approximate amount of capital we had readily available for long-term investments) was estimated to be approximately $198 million.

RESULTS OF OPERATIONS

The following table presents the components of our GAAP net income for the years ended December 31, 2014, 2013, and 2012.

Table 4 – Net Income

	Years Ended December 31,			Changes
(In Millions, Except per Share Data) (1)	2014	2013	2012	’14/’13	’13/’12
Interest income	$242	$226	$231	$16	$(5)
Interest expense	(87)	(81)	(121)	(6)	40

Net Interest Income	155	145	111	10	34
Provision for loan losses	(1)	(5)	(4)	4	(1)

Net Interest Income After Provision	154	140	107	14	32
Noninterest Income
Mortgage banking activities	35	102	37	(67)	65
MSR income (loss)	(4)	20	(1)	(24)	21
Other market valuation adjustments	(10)	(6)	2	(4)	(8)
Realized gains, net	15	25	55	(10)	(30)

Total noninterest income, net	36	142	92	(106)	50
Operating expenses	(90)	(87)	(66)	(3)	(21)
Other income (expense)	2	(12)	—	14	(12)

Net income before provision for income taxes	101	184	133	(83)	51
Provision for income taxes	(1)	(11)	(1)	10	(10)

Net Income	$101	$173	$132	$(72)	$41

Diluted earnings per common share	$1.15	$1.94	$1.59

(1)	Certain totals may not foot, due to rounding.

We are required under GAAP to consolidate the assets and liabilities of certain securitization entities we have sponsored for financial reporting purposes. However, each of these entities is independent of Redwood and of each other and the securitized assets of these entities are not legally ours and we own only the securities and interests that we acquired from these securitization entities. Similarly, the liabilities of these entities are obligations payable only from the cash flows generated by their securitized assets and are not obligations of Redwood. Together, we refer to certain of these securitization entities that were created prior to 2012, including Sequoia securitizations and Acacia securitizations, as “Legacy Consolidated Entities,” and where applicable, in analyzing our results of operations we distinguish results from current operations “at Redwood” and from Legacy Consolidated Entities. For additional detail on results from Legacy Consolidated Entities, see the “Results from Legacy Consolidated Entities” section below. Results at Redwood include all activities from our three business segments.

Net Interest Income

The $10 million increase in net interest income in 2014 was primarily attributable to higher average balances of securities and loans held-for-investment in 2014 at our residential investments segment, which contributed $12 million to the increase, as well as higher average balances of loans held-for-sale during 2014 at both our residential and commercial mortgage banking segments, which together contributed $4 million to the increase. These increases in net interest income were offset by a $4 million increase in interest expense from corporate borrowings, primarily resulting from convertible and exchangeable debt issued in the first quarter of 2013 and the fourth quarter of 2014, respectively. In addition, we earned $3 million less net interest income from our Legacy Consolidated Entities in 2014 as the loans in these securitizations continue to pay down.

The $35 million increase in net interest income in 2013 was primarily attributable to higher average balances of loans held-for-sale during 2013 related to both our residential and commercial mortgage banking segments, in addition to higher average balances of securities in our residential investments segment, offset by higher interest expense resulting from convertible debt issued in the first quarter of 2013. In addition, net interest income in 2012 included $11 million of interest expense related to the deconsolidation of certain Legacy Consolidated Entities.

Additional detail on changes in net interest income at Redwood is provided in the “Net Interest Income” section below.

Provision for Loan Losses

We maintain an allowance for loan losses for both our commercial loan investment portfolio and for residential loans held-for-investment in Legacy Consolidated Entities. Nearly all of the $4 million decrease in 2014 was attributable to our commercial loan investment portfolio, as we recorded a reversal of provision for loan losses that primarily resulted from $71 million of commercial loan repayments.

Additional information on the allowance for loan losses on our consolidated Sequoia entities is provided in the “Results of Legacy Consolidated Entities” section of this MD&A.

Mortgage Banking Activities

Income from mortgage banking activities includes results from both our residential and commercial mortgage banking operations. The $68 million decrease in 2014 included a $56 million decrease from our residential mortgage banking operations and a $12 million decrease from our commercial mortgage banking operations.

The $56 million decrease in 2014 from residential mortgage banking activities is primarily attributable to lower loan sale profit margins which were experienced across the industry as overcapacity adjusted to lower mortgage demand. In addition we began purchasing and selling conforming loans, which comprised a more significant portion of our originations in 2014 and typically generate margins that are lower than on jumbo loans. During 2014, we acquired $5.0 billion of jumbo loans and $4.0 billion of conforming loans, as compared to 2013 when nearly all of the $7.1 billion of acquisitions were jumbo loans.

The $12 million decrease in 2014 from commercial mortgage banking activities is primarily attributable to lower loan sale profit margins primarily resulting from increased competition for commercial loan originations in 2014, which was only partially offset by higher origination volumes. We originated $904 million of senior commercial loans in 2014, as compared to $659 million in 2013.

The $66 million increase in mortgage banking activities in 2013, as compared to 2012, resulted from a $43 million increase from our residential mortgage banking operations and a $23 million increase from commercial mortgage banking operations. The increase in 2013 was predominately due to higher residential loan purchase volume and higher commercial loan origination volume.

Additional detail on mortgage banking activities is included in the Residential Mortgage Banking and Commercial Mortgage Banking and Investment portions of the “Segment Results” section below.

MSR Income

MSR income is comprised of both the net fee income we earn from our MSR investments as well as changes in their market value. In 2014, MSR income was comprised of $17 million of net fee income and $21 million of negative market valuation changes, as compared to $8 million in fee income and $12 million of positive market valuation changes in 2013. The negative market valuation changes in 2014 were primarily due to declining mortgage interest rates during 2014 which resulted in higher actual and projected prepayment speeds and lower MSR values. The net fees we received from our MSRs steadily increased in 2014 due to the addition of $96 million of MSR investments retained from both the sale of jumbo loans we securitized and an increasing amount retained from the sale of conforming loans we sold to the Agencies, as well as bulk purchases of conforming MSRs.

In 2012, MSR income was comprised of $1 million of net fee income, offset by $2 million of negative market valuation adjustments.

Additional detail on MSR investments is included in the Residential Investments portion of the “Segment Results” section below.

Other Market Valuation Adjustments

In 2014, the $10 million of negative other market valuation adjustments was primarily comprised of $8 million of negative market value changes of derivative instruments used to hedge certain risks associated with interest rate sensitive assets held at our residential investments segment and $1 million of negative market value changes of REO. The remaining $1 million of adjustments resulted from market value changes of trading securities and residential loans held at the lower of cost or market, as well as from impairments on available-for-sale securities, all of which were negative.

In 2013, the $6 million of negative other market valuation adjustments primarily resulted from $4 million of negative market value changes of trading securities and $2 million of other-than-temporary impairments of AFS securities.

In 2012, the $2 million of positive other market valuation adjustments primarily resulted from $6 million of net positive valuation adjustments from assets at Legacy Consolidated Entities, partially offset by $3 million of negative market valuation adjustments on trading securities at Redwood.

Realized Gains, Net

In 2014, realized gains, net, of $15 million primarily resulted from the sale of $440 million of AFS securities during the year. In 2013, realized gains, net, of $25 million primarily resulted from the sale of $176 million of AFS securities during the year. Realized gains of $55 million during 2012 primarily resulted from the sale of $167 million of AFS securities for a net realized gain of $32 million and also included $22 million of gains from the deconsolidation of certain Legacy Consolidated Entities during 2012. The amount of the gains or losses in a period depends on several factors including the amount of sales and the unrealized gain or loss on the securities prior to sale.

Additional detail on realized gains is included in the Residential Investments portion of the “Segment Results” below.

Operating Expense

The $3 million and $21 million increases in operating expenses in 2014 and 2013, respectively, were both primarily driven by additional costs associated with the expansion of our residential and commercial mortgage banking operations during the last two years. This expansion included an increase in year-end headcount to 221 in 2014, from 141 in 2013 and 86 in 2012. Although fixed compensation expenses increased $6 million in 2014, total compensation expense decreased $2 million, due to $4 million of severance expense in 2013 as well as $4 million less variable compensation expense in 2014, primarily resulting from a lower return on equity achieved in 2014 relative to 2013. Total compensation expense increased $11 million in 2013 primarily due to increased head count. Additionally, as we expanded our mortgage banking operations during the last two years our systems and consulting costs also increased, accounting for $5 million of the increases in operating expense in both 2014 and 2013.

Other Income (Expense)

Other income of $2 million in 2014 resulted from a reduction in our aggregate litigation reserve relating to three legacy Sequoia RMBS-related cases, for which we initially recorded a $12 million reserve expense in 2013. In 2014, we settled one of the three suits. For additional detail on pending litigation matters, refer to “Legal Proceedings” in Part II, Item 3 of this Annual Report on Form 10-K and Note 15 in Part II, Item 8 of this Annual Report on Form 10-K.

Provision for Income Taxes

Our provision for income taxes is primarily based on the GAAP income earned at our taxable REIT subsidiaries. The higher tax provision in 2013, as compared to 2014 and 2012, was primarily the result of higher GAAP income earned from residential mortgage banking operations and market valuation adjustments related to mortgage servicing rights during 2013, both of which are performed in taxable REIT subsidiaries.

Additional detail on provision for income taxes is included in the “Taxable Income” section below.

Net Interest Income

The following table presents the components of net interest income on a consolidated basis for the years ended December 31, 2014, 2013, and 2012.

Table 5 – Net Interest Income – Consolidated

	Years Ended December 31,
	2014			2013			2012
	Interest			Interest			Interest
	Income/	Average		Income/	Average		Income/	Average
(Dollars in Millions)(1)	(Expense)	Balance (2)	Yield	(Expense)	Balance (2)	Yield	(Expense)	Balance (2)	Yield
Interest Income (3)
Residential loans - HFS - FVO	$39	$993	3.9%	$33	$823	4.1%	$15	$392	3.9%
Residential loans - HFI - FVO	4	119	3.8%	—	—	—	—	—	—
Residential loans - HFI (4)	26	1,605	1.6%	34	1,980	1.7%	67	3,182	2.1%
Commercial loans - HFS - FVO	6	132	4.7%	4	60	5.9%	1	13	6.5%
Commercial loans - HFI	41	398	10.4%	40	337	11.9%	26	233	11.1%
Trading securities (4)	23	136	16.8%	25	118	21.0%	37	262	14.0%
Available-for-sale securities	103	1,308	7.8%	91	1,036	8.8%	86	860	10.0%
Other interest income	—	156	—	—	155	—	—	143	—

Total interest income	242	4,848	5.0%	226	4,508	5.0%	231	5,085	4.5%
Interest Expense
Short-term debt	(26)	1,523	(1.7)%	(17)	989	(1.8)%	(9)	488	(1.9)%
ABS issued - Redwood	(10)	191	(5.4)%	(14)	284	(4.9)%	(6)	205	(2.9)%
ABS issued - Sequoia (4)	(21)	1,541	(1.4)%	(26)	1,904	(1.4)%	(50)	3,092	(1.6)%
ABS issued - Acacia (4)	—	—	—	—	—	—	(46)	208	(21.9)%
Long-term debt	(30)	616	(4.9)%	(24)	395	(6.1)%	(10)	139	(6.9)%

Total interest expense	(87)	3,871	(2.3)%	(81)	3,572	(2.3)%	(121)	4,131	(2.9)%

Net Interest Income	$155			$145			$111

(1)	Certain totals may not foot, due to rounding.
(2)	Average balances for residential and commercial loans, trading securities, and debt are calculated based upon carrying values. Average balances for available-for-sale securities are calculated based upon amortized cost.
(3)	For loans presented above, HFS indicates held-for-sale, HFI indicates held-for-investment and FVO indicates loans carried at fair value.
(4)	The interest income from residential loans held-for-investment and the interest expense from ABS issued – Sequoia represent activity from our Legacy Consolidated Entities. In 2012, $25 million of interest income from trading securities, $1 million of interest income from commercial HFS FVO loans, and $46 million of interest expense from ABS issued – Acacia represent activity from our Legacy Consolidated Entities.

The following table details how net interest income changed on a consolidated basis as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).

Table 6 – Net Interest Income — Volume and Rate Changes

	Change in Net Interest Income
	For the Years Ended December 31, 2014 and 2013
(In Millions) (1)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2013			$145
Impact of Changes in Interest Income
Residential loans - HFS	$7	$(2)	5
Residential loans - HFI - FVO	4	—	4
Residential loans - HFI	(6)	(1)	(8)
Commercial loans - HFS	4	(2)	3
Commercial loans - HFI	7	(6)	1
Trading securities	4	(6)	(2)
Available-for-sale securities	24	(12)	12

Net changes in interest income	44	(28)	16
Impact of Changes in Interest Expense
Short-term debt	(9)	1	(9)
ABS issued - Redwood	5	(1)	3
ABS issued - Sequoia	5	0	5
Long-term debt	(13)	7	(6)

Net changes in interest expense	(13)	7	(6)
Net changes in interest income and expense	31	(22)	10

Net Interest Income for the Year Ended December 31, 2014			$155

	Change in Net Interest Income
	For the Years Ended December 31, 2013 and 2012
(In Millions) (1)	Volume	Rate	Total
Net Interest Income for the Year Ended December 31, 2012			$111
Impact of Changes in Interest Income
Residential loans, at fair value	$17	$1	18
Residential loans - HFI	(25)	(8)	(33)
Commercial loans - HFS	3	—	3
Commercial loans - HFI	11	3	14
Trading securities	(20)	8	(12)
Available-for-sale securities	18	(12)	5

Net changes in interest income	4	(9)	(5)
Impact of Changes in Interest Expense
Short-term debt	(10)	2	(8)
ABS issued - Redwood	(2)	(6)	(8)
ABS issued - Sequoia	19	5	24
ABS issued - Acacia	46	—	46
Long-term debt	(18)	3	(14)

Net changes in interest expense	35	4	40
Net changes in interest income and expense	39	(5)	34

Net Interest Income for the Year Ended December 31, 2013			$145

(1)	Certain totals may not foot, due to rounding.

The following table presents the components of net interest income by segment for the years ended December 31, 2014, 2013 and 2012.

Table 7 – Net Interest Income — Segment

	Years Ended December 31,
(In Millions)	2014	2013	2012
Net interest income
Residential Mortgage Banking	$45	$42	$17
Residential Investments	99	86	82
Commercial Mortgage Banking and Investments	32	31	25
Corporate/Other	(21)	(14)	(13)

	$155	$145	$111

2014 versus 2013

Net interest income increased $10 million to $155 million in 2014. This increase was primarily due to higher net interest income at our operating segments, resulting from higher average balances of earning assets across each of our segments in 2014 as compared to 2013.

Our residential mortgage banking segment contributed $3 million of the increase in net interest income, primarily resulting from higher average balances of loans held for sale or securitization during 2014 as we increased our acquisition volume to $9.0 billion in 2014 from $7.1 billion in 2013. The increase in net interest income from higher average balances was partially offset by lower weighted average interest rates on our held-for-sale loans, as mortgage rates declined throughout 2014. In addition, we financed the higher balances of loans with similar relative levels of short-term warehouse debt, for which the weighted average interest rate was consistent between 2014 and 2013.

Our commercial mortgage banking and investments segment contributed $1 million of the increase in net interest income, primarily resulting from higher average balances of senior loans held-for-sale during 2014. In 2014, we originated $904 million of senior commercial mortgage loans, as compared to $659 million in 2013. The increase in net interest income from higher average balances was partially offset by lower weighted average interest rates on our held-for-sale loans, as increased competition in 2014 led to lower rates. In addition, in 2014, we utilized a greater amount of short-term warehouse debt to finance our commercial loans held-for-sale, but experienced lower weighted average interest rates on these borrowings.

The amount of interest income earned from both residential and commercial loans held-for-sale is dependent on many factors, including the amount of loans originated during a period, the length of time they are on our balance sheet and their interest rates.

Our residential investment portfolio contributed $13 million of the increase in net interest income in 2014. Net interest income in our residential investment portfolio is derived from both our portfolio of investment securities and our portfolio of residential mortgage loans held-for-investment at fair value. In 2014, our securities portfolio contributed $8 million of the increase in net interest income, primarily resulting from higher average balances of investment securities outstanding in 2014 as we retained subordinate investments in Sequoia securitizations we sponsored in 2013 and 2014. The increase in net interest income from higher average balances was partially offset by lower weighted average interest rates on our available-for-sale securities, which was primarily attributable to the changing composition of our portfolio as higher yielding legacy senior and subordinate securities purchased in past years pay down and are replaced by new issue Sequoia and third-party subordinate securities and seasoned third-party senior securities that have lower relative yields.

The remainder of the change in net interest income resulted from changes in corporate debt that is not allocated to our operating segments and from Legacy Consolidated Entities. Interest expense from corporate debt increased $4 million to $26 million in 2014. This increase was primarily attributable to convertible and exchangeable debt we issued in the first quarter of 2013 and the fourth quarter of 2014, respectively. Net interest income from our Legacy Consolidated Entities decreased $3 million to $5 million in 2014 as loans held in these consolidated securitizations continued to pay down.

Additional detail regarding the activities impacting net interest income at each of our business segments is included the “Segment Results” section below.

The following table presents the spread between the yield on unsecuritized loans and securities and their specific debt financing costs at December 31, 2014.

Table 8 – Interest Expense — Specific Borrowing Costs

December 31, 2014	Residential Loans	Commercial Loans	Residential Securities
Asset yield	4.06%	7.46%	6.47%
Short-term debt yield	1.74%	3.66%	1.38%

Net spread	2.32%	3.80%	5.09%

For additional discussion on short-term debt at Redwood, including information regarding margin requirements and financial covenants see “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities” in the “Liquidity and Capital Resources” section below.

2013 versus 2012

Net interest income increased $35 million to $145 million in 2013 from 2012. This increase was primarily driven by higher net interest income at our operating segments, primarily resulting from higher average balances of earning assets across each of our segments in 2013. The increase in net interest income from our operating segments was partially offset by higher interest expense on our corporate debt, which increased $12 million to $26 million in 2013, primarily as a result of the convertible debt that we issued in the first quarter of 2013. In addition, net interest income from our Legacy Consolidated Entities increased $12 million to $8 million in 2013, as compared to net interest expense of $4 million in 2012. In 2012, we deconsolidated our Acacia Securitizations, which resulted in net interest expense of $20 million related to those entities in 2012. This was partially offset by $16 million of net interest income earned in 2012 from our consolidated Sequoia securitizations.

Segment Results

The following is a discussion of the results of operations for our three business segments for the years ended December 31, 2014, 2013, and 2012. For additional information on our segments, refer to Note 21 in Part II, Item 8 and Item 1 of this Annual Report on Form 10-K.

Residential Mortgage Banking

The following table presents the components of direct segment profit for the residential mortgage banking segment for the years ended December 31, 2014, 2013 and 2012.

Table 9 – Residential Mortgage Banking Segment Contribution

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Interest income	$58,272	$52,517	$19,714
Interest expense	(12,776)	(10,167)	(3,179)

Net interest income	45,496	42,350	16,535
Other market valuation adjustments	56	38	623
Mortgage banking activities	21,498	79,393	35,438
Direct operating expenses	(37,664)	(22,880)	(13,214)
Provision for income taxes	(1,774)	(5,947)	—

Segment Contribution	$27,612	$92,954	$39,382

The following table provides the activity of residential loans in this segment during the years ended December 31, 2014 and 2013.

Table 10 – Residential Loans Held-for-sale — Activity

	Years Ended December 31,
(In Thousands)	2014	2013
Balance at beginning of period	$404,267	$562,658
Acquisitions	9,027,455	7,107,503
Sales	(7,514,316)	(7,235,643)
Transfers between portfolios (1)	(596,076)	—
Principal repayments	(30,124)	(18,755)
Changes in fair value, net	51,313	(11,496)

Balance at End of Period	$1,342,519	$404,267

(1)	During the year ended December 31, 2014 we transferred loans from held-for-sale at fair value at our Residential Mortgage Banking segment to our Residential Investments segment and reclassified them as held-for-investment at fair value. As of December 31, 2014, these loans were financed through the FHLBC borrowing agreement and our current intention is to hold these loans for investment.

The following table provides the activity of our retained Sequoia senior securities for the years ended December 31, 2014 and 2013.

Table 11 – Sequoia Securities Activity

	Years Ended December 31,
(In Thousands)	2014	2013
Beginning fair value	$110,505	$10,409
Acquisitions	77,160	105,320
Sales	(64,098)	(48,633)
Effect of principal payments (1)	(5,989)	—
Change in fair value, net	(23,776)	43,409

Ending Fair Value (2)	$93,802	$110,505

(1)	The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price of the security.
(2)	At December 31, 2014, balance includes $88 million of IO senior securities and $6 million of non-IO senior Sequoia securities carried at fair value.

Overview

During the year ended December 31, 2014, we acquired over $9 billion in residential mortgage loans, completed four jumbo loan securitizations for a total of $1.4 billion, sold $2.4 billion of jumbo loans through whole loan sales to third parties, sold $3.7 billion of conforming loans to the Agencies and transferred $596 million of jumbo loans to our Residential Investments segment and financed these loans on a long-term basis with the FHLBC. In total, our residential mortgage banking activities created $139 million of investments during 2014. Of these investments, $7 million of IO securities were retained in our Residential Mortgage Banking segment and $6 million of senior securities, $78 million of subordinate securities and $48 million of MSRs were retained in our Residential Investment segment. At December 31, 2014, we had loan purchase commitment derivatives on our balance sheet valued at $1 million that were associated with commitments to purchase an additional $316 million of conforming loans. In addition, at December 31, 2014, we had identified $848 million of jumbo residential loans for purchase that are not recorded on our balance sheet as they do not qualify as derivatives under GAAP.

Segment contribution from residential mortgage banking decreased $65 million to $28 million in 2014, primarily due to a decline in income from mortgage banking activities, resulting from lower profit margins experienced in 2014. This decrease was partially offset by an increase in net interest income from higher average loan balances, as loan purchase volume increased to $9.0 billion in 2014 from $7.1 billion in 2013. In addition, direct operating expenses increased due to a combination of the higher loan purchase volume and the expansion of our conforming loan platform. All residential mortgage banking activities are performed in taxable subsidiaries and the provision for income taxes generally changes in relation to the amount income earned at this segment. As such, our provision for income tax was lower in 2014, as compared to 2013, due to lower segment contribution in 2014.

Net Interest Income

Net interest income from residential mortgage banking is primarily comprised of interest income earned on residential loans from the time we purchase the loans to when we sell them or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on balance sheet. Net interest income also includes interest income from Sequoia IOs that are used to hedge certain risks on our loan pipeline related to interest rate movements.

In 2014, our net interest income from loans held on balance sheet prior to sale was $26 million and interest income from Sequoia senior securities was $19 million. The amount of net interest income we earn on loans held on balance sheet is dependent on many variables, including the amount of loans and the time they are outstanding on balance sheet and their interest rates, as well as the amount of leverage we employ through the use of short-term debt to finance the loans and the interest rates on that debt. These factors will impact interest income in future periods. During 2014, we sold $64 million of Sequoia senior securities in this segment, and in the future we may sell additional Sequoia senior securities, which would reduce interest income in this segment.

Mortgage Banking Activities

Mortgage banking activities include the changes in market value associated with the loans we hold on balance sheet prior to sale, as well as derivative instruments and Sequoia IO securities we use to manage risks associated with our residential loan pipeline. Our loan sale profit margins are measured over the period from which we identify a loan for purchase and subsequently sell or securitize the loan. Accordingly, these profit margins may encompass positive or negative market valuation adjustments on loans, hedging gains or losses associated with our loan pipeline, and any other related transaction expenses, and may be realized over the course of one or more quarters for financial reporting purposes.

The following table presents the components of mortgage banking activities, net from residential mortgage banking. Amounts presented below represent changes in market value for loans that were sold and associated derivative positions that were paired-out during the periods presented as well as changes in market values of loans, derivatives and Sequoia IOs outstanding as of the end of each year presented.

Table 12 – Components of Residential Mortgage Banking Activities

	Years Ended December 31,
(In Thousands)	2014	2013	2012 (1)
Changes in fair value of:
Residential loans, at fair value	$51,256	$(10,493)	$37,762
Sequoia securities	(23,839)	42,451	(11,702)
Risk management derivatives	(23,277)	47,786	(10,609)
Purchase and forward sale commitments	13,891	(399)	—
Net gains on loan sales/securitizations	—	—	19,713
Other (2)	3,467	47	274

Total Residential Mortgage banking activities	$21,498	$79,392	$35,438

(1)	In 2012, we sold loans classified under lower of cost or market, and beginning in 2013 we elected to use the fair value option for all residential loans.
(2)	Amounts in this line item include other fee income and the provision for repurchase expenses, presented net.

Our income from residential mortgage banking activities can experience volatility between periods resulting from timing differences related to our jumbo mortgage pipeline (defined as those loans we have identified for purchase), and the hedging for those loans. We record changes in the value of hedges associated with our jumbo mortgage pipeline in earnings in the period they occur. However, the corresponding changes in value of the jumbo mortgage loan pipeline outstanding at any quarter-end are not reflected in earnings until the loans are purchased, which is typically in the following quarter. These timing differences are most pronounced when there is interest rate volatility during a period.

Income from residential mortgage banking activities, net, decreased $58 million to $21 million in 2014. The decline in 2014 was attributable to a combination of reduced jumbo loan acquisition volumes, primarily due to lower industry origination volumes resulting from higher mortgage rates during most of 2014, as well as lower loan sale profit margins in 2014. The reduced margins primarily resulted from increased competition, particularly for conforming loans, which have become a larger portion of our overall loan acquisitions during 2014 and have lower margins than our jumbo loans.

Income from residential mortgage banking activities, net, increased $44 million to $79 million in 2013 as compared to 2012. The increase in income year over year was predominately due to higher loan acquisition volume which increased to $7.1 billion in 2013 from $2.3 billion in 2012.

At December 31, 2014, we had repurchase reserves of $3 million outstanding related to residential loans sold through our mortgage banking operations, $1 million of which was recorded in 2014 in mortgage banking activities on our consolidated statements of income. As of December 31, 2014, there had been no loan-level repurchase claims made to Redwood where the entity that originated the associated loan was insolvent. We review our loan repurchase reserves each quarter and will adjust them as necessary based on current information available at each reporting date.

The following table details outstanding principal balances and weighted average coupon for our residential loans held-for-sale by product type at December 31, 2014.

Table 13 – Characteristics of Residential Loans Held-for-sale

December 31, 2014 (Dollars In Thousands)	Principal Value	Weighted Average Coupon
First Lien Prime
Fixed - 30 year	$1,128,035	4.15%
Fixed - 15, 20, & 25 year	91,932	3.46%
Hybrid	81,843	3.33%
ARM	3,683	2.95%

Total Outstanding Principal	$1,305,493	4.05%

Residential Investments

Our residential investments segment is comprised of our residential securities portfolio, residential mortgage loans held-for-investment and financed through the FHLBC, and our MSR investment portfolio. Sequoia senior securities that are included as a component of senior prime trading securities in our consolidated financial statements are included in our Residential Mortgage Banking segment for reporting purposes. As such, they are excluded from any amounts or tables in this section and such amounts and tables will not agree to amounts presented in our consolidated financial statements for securities.

The following table presents the components of direct segment profit for the residential investments segment for the years ended December 31, 2014, 2013, and 2012.

Table 14 – Residential Investments Segment Contribution

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Interest income	$110,433	$96,399	$93,266
Interest expense	(11,848)	(10,067)	(11,065)

Net interest income	98,585	86,332	82,201
Noninterest income
MSR income (loss)	(4,261)	20,309	(1,391)
Other market valuation adjustments	(9,178)	(5,134)	(5,228)
Realized gains, net	13,777	24,765	32,451

Total noninterest income, net	338	39,940	25,832
Direct operating expenses	(3,681)	(4,035)	(5,711)
Other income	181	—	—
Benefit from (provision for) income taxes	1,340	(3,027)	—

Total Segment Contribution	$96,763	$119,210	$102,322

The following table provides real estate securities activity in our residential investments segment for the years ended December 31, 2014 and 2013.

Table 15 – Real Estate Securities Activity

	Years Ended December 31,
(In Thousands)	2014	2013
Beginning fair value	$1,572,356	$1,098,344
Acquisitions	246,873	789,671
Sales	(445,616)	(185,299)
Gains on sales and calls, net	13,917	24,765
Effect of principal payments (1)	(164,269)	(147,602)
Change in fair value, net	62,167	(7,523)

Ending Fair Value	$1,285,428	$1,572,356

(1)	The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

The following table presents MSR activity in our residential investments segment for the years ended December 31, 2014 and 2013.

Table 16 – MSR Activity

	Years Ended December 31,
(In Thousands)	2014	2013
Beginning fair value	$64,824	$5,315
Additions	95,550	47,514
Change in fair value, net	(21,081)	11,995

Ending Fair Value	$139,293	$64,824

The following table presents activity of our residential loans held-for-investment at fair value for the years ended December 31, 2014 and 2013.

Table 17 – Residential Loans Held-for-Investment at Fair Value Activity

	Years Ended December 31,
(In Thousands)	2014	2013
Balance at beginning of period	$—	$—
Acquisitions	453	—
Transfers between portfolios (1)	596,076	—
Principal repayments	(14,151)	—
Changes in fair value, net	(710)	—

Balance at End of Period	$581,668	$—

(1)	During the year ended December 31, 2014, we transferred loans from held-for-sale at fair value at our Residential Mortgage Banking segment to our Residential Investments segment and reclassified them as held-for-investment at fair value. As of December 31, 2014, these loans were held by our FHLB member subsidiary and financed under its FHLBC borrowing agreement. Our current intention is to hold these loans for investment.

Overview

During 2014, assets in our residential investments portfolio increased $366 million to $2.0 billion and included $1.3 billion of residential securities, $582 million of residential loans held-for-investment, and $139 million of MSR investments. During 2014, we acquired $948 million of investments for our residential investments portfolio, including $596 million of loans held-for-investment that were financed by the FHLBC, $247 million of real estate securities, $96 million of MSRs, and invested $10 million in our first risk sharing arrangement with Fannie Mae. These investments were funded in part with short-term debt, long-term debt from the FHLBC, and Redwood equity. Of the investments acquired in 2014, over 75% were created from our residential mortgage banking operations. Over time we expect the majority of our investments will continue to be sourced from our internal operations.

Segment contribution from residential investments declined $23 million to $97 million in 2014, primarily resulting from a decline in non-interest income of $40 million, which was partially offset by a $12 million increase in net interest income and a $4 million positive change in provision for income taxes. Segment contribution from residential investments increased $17 million to $119 million in 2013, as compared to 2012, primarily resulting from an increase in MSR income of $21 million, as these investments benefited from increasing interest rates in the second half of 2013 as well as an increase in net interest income. These changes are discussed in further detail below.

During 2014, declining interest rates had an adverse effect on the valuation of our MSR investments and a positive net effect to changes in the fair value of our fixed rate securities. While the change in value of our MSRs flow through the income statement, the change in value of our securities portfolio flow through other comprehensive income on the balance sheet. We use derivatives to hedge our net exposure in this portfolio from changes in interest rates. For most of 2014, our net exposure was to fixed rate securities, which increased in value during 2014 and resulted in a net decline in value of the derivatives used to hedge this net exposure.

Net Interest Income

Net interest income from Residential Investments includes interest income from our securities portfolio and residential loans held-for-investment as well as the associated interest expense from short-term debt, ABS issued and FHLBC borrowings. Net interest income from our residential investments portfolio increased $12 million to $99 million in 2014, including an $8 million increase from our securities portfolio and a $4 million increase from our portfolio of residential loans held-for-investment.

The increase in net interest income from our Residential Investments securities portfolio was primarily due to higher average balances of securities, which was partially offset by lower yields on the portfolio. Our Residential Investments securities portfolio had an average balance of $1.3 billion and an average yield of 8.0% in 2014 and an average balance of $1.1 billion and an average yield of 9.2% in 2013. The increase in average balances primarily resulted from higher balances of subordinate securities that we retained from Sequoia securitizations we sponsored in 2014 and 2013. The decrease in yield is primarily attributable to the changing composition of our portfolio as higher yielding legacy senior and subordinate securities purchased in past years at deeper discounts pay down and are replaced by new-issue Sequoia and third-party subordinate securities and seasoned third-party senior securities. In addition, during 2014, we financed a greater portion of our securities portfolio with short-term debt as the securities associated with our ABS issued from the Residential Resecuritization continued to pay down. During 2014, the average rate on these short-term borrowings was 1.36% as compared to an average rate of 2.70% on the ABS issued.

During 2014, loans held-for-investment had an average balance of $119 million and an average yield of 3.8% and were financed with borrowings from the FHLBC that had an average balance of $100 million and an average yield of 0.3%. We had no investments in loans held-for-investment in this segment prior to 2014.

MSR Income

MSR Income decreased $24 million to a loss of $4 million in 2014. In 2014, our income from MSRs included $18 million of net cash income and $21 million from decreases in market value. This compared to $8 million of net cash income and $12 million from changes in market value in 2013. The market value changes in 2014 were primarily due to a decline in mortgage interest rates during 2014, particularly in the second half of the year, which resulted in an increase in the expected prepayment speeds of our MSRs and a resulting decrease in fair value.

MSR income increased $22 million to income of $21 million in 2013 primarily due to rising mortgage rates in 2013, which reduced expected prepayment speeds on our MSRs during that period and increased their value.

Other market valuation adjustments

Other market valuation adjustments in this segment includes gains and losses from the changes in value of our loans held-for-investment, trading securities, and derivatives used to hedge our exposure in this segment to certain risks related to interest rate movements, as well as impairments on available-for-sale securities.

In 2014, other market valuation adjustments was primarily comprised of $8 million of negative market valuation adjustments on derivatives, $1 million of negative market valuation adjustments combined on trading securities and residential loans held-for-investment, and $1 million of impairments on available-for-sale securities. In 2013, other market valuation adjustments was primarily comprised of $3 million of negative market valuation adjustments on trading securities and $2 million of impairments on available-for-sale securities.

Residential Securities Portfolio

During 2014, our residential securities portfolio declined $287 million to $1.29 billion. During 2014, we sold $446 million of mostly senior securities which were financed in part with short-term debt, for a net gain on sale of $14 million, as we looked to redeploy capital into other investments. The decrease from these sales was partially offset by $247 million of new acquisitions, and a $62 million increase in the fair value of our securities portfolio, primarily resulting from a decrease in market interest rates in the second half of 2014. At December 31, 2014, our residential securities (as a percentage of their current market value) consisted of fixed-rate assets (54%), adjustable-rate assets (21%), hybrid assets that reset within the next year (24%), and hybrid assets that reset between 12 and 36 months (1%).

The following table provides the activity of our real estate securities by collateral type in our residential investments segment for the years ended December 31, 2014 and 2013.

Table 18 – Real Estate Securities Activity by Collateral Type

Year Ended December 31, 2014

(In Thousands)	Senior	Re-REMIC (1)	Subordinate	Total
Beginning fair value	$864,762	$176,376	$531,218	$1,572,356
Acquisitions
Sequoia securities	—	—	78,219	78,219
Third-party securities	116,260	10,200	42,194	168,654
Sales
Sequoia securities	(3,074)	—	(54,348)	(57,422)
Third-party securities	(354,544)	(25,632)	(8,018)	(388,194)
Gains (losses) on sales and calls, net	2,571	6,114	5,232	13,917
Effect of principal payments (2)	(145,615)	(66)	(18,588)	(164,269)
Change in fair value, net	15,148	1,355	45,664	62,167

Ending Fair Value	$495,508	$168,347	$621,573	$1,285,428

Year Ended December 31, 2013 (In Thousands)	Senior	Re - REMIC (1)	Subordinate	Total
Beginning fair value	$733,923	$163,035	$201,386	$1,098,344
Acquisitions
Sequoia securities	3,403	—	297,669	301,072
Third-party securities	419,522	—	69,077	488,599
Sales
Sequoia securities	—	—	—	—
Third-party securities	(163,986)	—	(21,313)	(185,299)
Gains (losses) on sales and calls, net	8,397	—	16,368	24,765
Effect of principal payments (2)	(128,694)	—	(18,908)	(147,602)
Change in fair value, net	(7,803)	13,341	(13,061)	(7,523)

Ending Fair Value	$864,762	$176,376	$531,218	$1,572,356

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior interests to provide additional credit support to those interests.
(2)	The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

The following table presents real estate securities at December 31, 2014, categorized by portfolio vintage (the years the securities were issued), by priority of cash flows (senior, re-REMIC, and subordinate), and by quality of underlying loans (prime and non-prime).

Table 19 – Securities by Vintage and as a Percentage of Total Securities (1)

	Sequoia Securities 2012-2014	Third-party Securities
December 31, 2014 (Dollars In Thousands)		2005 & Earlier	2006 - 2008	2012 - 2014	Total	% of Total Securities
Senior
Prime	$—	$243,863	$63,950	$—	$307,813	24%
Non-prime	—	183,422	4,273	—	187,695	15%

Total Senior	—	427,285	68,223	—	495,508	39%
Re-REMIC	—	59,978	108,369	—	168,347	13%
Subordinate
Prime Mezzanine (2)	371,706	—	—	77,132	448,838	35%
Subordinate (3)	89,284	54,225	1,157	28,069	172,735	13%

Total Subordinate	460,990	54,225	1,157	105,201	621,573	48%

Total Securities	$460,990	$541,488	$177,749	$105,201	$1,285,428	100%

	Sequoia Securities 2012-2014	Third-party Securities
December 31, 2014 (Dollars In Thousands)		2005 & Earlier	2006 - 2008	2012 - 2014	Total	% of Total Securities
Residential
Senior
Prime	$2,911	$446,223	$213,172	$—	$662,306	42%
Non-prime	—	197,384	5,072	—	202,456	13%

Total Senior	2,911	643,607	218,244	—	864,762	55%
Re-REMIC	—	73,606	102,770	—	176,376	11%
Subordinate
Prime Mezzanine (2)	334,980	—	—	49,869	384,849	24%
Subordinate (3)	67,523	60,094	1,718	17,034	146,369	9%

Total Subordinate	402,503	60,094	1,718	66,903	531,218	34%

Total Securities	$405,414	$777,307	$322,732	$66,903	$1,572,356	100%

(1)	The securities and interests that we acquired from the Residential Resecuritization entity (which are eliminated for consolidation purposes) were $168 million at December 31, 2014. As a result, to adjust at December 31, 2014, for the legal and economic interests that resulted from the Residential Resecuritization, total residential senior securities would be decreased by $222 million to $274 million, total re-REMIC residential securities would be increased by $168 million to $336 million, and total residential securities would be reduced by $54 million to $1.23 billion.

(2)	Mezzanine includes securities initially rated AA, A, and BBB- and issued in 2012 or later.
(3)	Subordinate securities included less than $1 million of non-prime securities at both December 31, 2014 and 2013.

The following tables present the components of the interest income we earned on AFS securities for the years ended December 31, 2014 and 2013.

Table 20 – Interest Income — AFS Securities

Year Ended December 31, 2014					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$22,894	$25,554	$48,448	$676,399	3.4%	3.8%	7.2%
Re-REMIC	10,481	6,246	16,727	111,590	9.4%	5.6%	15.0%
Subordinate
Mezzanine (1)	16,976	3,876	20,852	411,119	4.1%	0.9%	5.1%
Subordinate	9,412	7,159	16,571	109,265	8.6%	6.6%	15.2%

Total AFS Securities	$59,763	$42,835	$102,598	$1,308,373	4.6%	3.3%	7.8%

Year Ended December 31, 2013					Yield as a Result of
(Dollars in Thousands)	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
Residential
Senior	$23,892	$20,887	$44,779	$566,620	4.2%	3.7%	7.9%
Re-REMIC	10,938	4,110	15,048	101,319	10.8%	4.1%	14.9%
Subordinate
Mezzanine (1)	11,403	2,457	13,860	276,810	4.1%	0.9%	5.0%
Subordinate	9,758	7,464	17,222	91,232	10.7%	8.2%	18.9%

Total AFS Securities	$55,991	$34,918	$90,909	$1,035,981	5.4%	3.4%	8.8%

(1)	Mezzanine includes securities initially rated AA, A, and BBB- and issued in 2012 or later.

The following tables present the components of carrying value at December 31, 2014 and 2013 for our AFS residential securities.

Table 21 – Carrying Value of AFS Residential Securities

December 31, 2014 (In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$507,831	$195,098	$742,150	$1,445,079
Credit reserve	(13,304)	(15,202)	(41,561)	(70,067)
Unamortized discount, net	(66,273)	(79,611)	(150,458)	(296,342)

Amortized cost	428,254	100,285	550,131	1,078,670
Gross unrealized gains	60,662	68,062	63,026	191,750
Gross unrealized losses	(1,359)	—	(1,437)	(2,796)

Carrying Value	$487,557	$168,347	$611,720	$1,267,624

December 31, 2013 (In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$888,654	$214,046	$706,292	$1,808,992
Credit reserve	(23,984)	(30,429)	(62,457)	(116,870)
Unamortized discount, net	(81,015)	(80,188)	(137,266)	(298,469)

Amortized cost	783,655	103,429	506,569	1,393,653
Gross unrealized gains	73,634	72,947	41,205	187,786
Gross unrealized losses	(1,597)	—	(21,536)	(23,133)

Carrying Value	$855,692	$176,376	$526,238	$1,558,306

At December 31, 2014, credit reserves for our securities portfolio totaled $70 million, or 4.9% of the principal balance of our residential securities, down from $117 million, or 6.5%, at December 31, 2013. The decrease in the balance of the credit reserve primarily resulted from the transfer of $37 million of credit reserves to accretable unamortized discount in 2014, based on sustained improvements in the credit performance of loans underlying our securities that reduced our estimate of future losses on these loans. The decrease as a percentage was also impacted by the sales and repayments of older vintage securities with larger credit reserves and the acquisition of newer vintage securities with minimal credit reserves. The increase in accretable unamortized discount will be recognized into income prospectively over the remaining life of the associated loans. During the year ended December 31, 2014, realized credit losses on our residential securities totaled $12 million. Volatility in income recognition for these securities is generally due to changes in prepayment rates and, to varying degrees, credit performance and interest rates.

Senior Securities

The fair value of our senior AFS securities was equal to 96% of their principal balance at December 31, 2014, while our amortized cost was equal to 84% of the principal balance. The fair value of our senior securities accounted for as trading securities in this segment was $8 million. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $13 million of credit reserves we have provided for on the $508 million principal balance of those securities.

Re-REMIC Securities

Our re-REMIC portfolio consists primarily of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures. We own support (or subordinate) securities within those structures. The fair value of our re-REMIC AFS securities was equal to 86% of the principal balance of the portfolio at December 31, 2014, while our amortized cost was equal to 51% of the principal balance. Credit losses totaled $2 million in our re-REMIC portfolio during 2014, as compared to $2 million of losses during 2013. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $15 million of credit reserves we have provided for on the $195 million principal balance of those securities.

Subordinate Securities

The fair value of our subordinate AFS securities was equal to 82% of the principal balance at December 31, 2014, while our amortized cost was equal to 74% of the principal balance. Credit losses totaled $8 million in our residential subordinate portfolio during 2014, as compared to $19 million of losses during 2013. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $42 million of credit reserves we have provided for on the $742 million principal balance of those securities.

Mortgage Servicing Rights Investments

The residential investments segment includes our investments in mortgage servicing rights. Our MSRs are held and managed at our taxable REIT subsidiary and typically are acquired together with loans from originators and then separately recognized under GAAP when the MSR is retained and the associated loan is sold to a third party or transferred to a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. In addition, we also purchase MSRs on a flow basis from third-parties that sell the associated loans directly to the agencies and we may also purchase portfolios of MSRs on a bulk basis. Although we own the rights to service loans, we employ sub-servicers to perform these activities. Our receipt of MSR income is not subject to any covenants other than customary performance obligations associated with servicing residential loans. For loans that we have transferred into securitizations while maintaining the associated servicing rights, the sub-servicers we contract with to perform servicing activities may be terminated if they fail to perform under the applicable contractual terms. If a sub-servicer is terminated for a breach of contract, a new sub-servicer would need to be approved by the Master Servicer and assume the servicing responsibilities in accordance with the applicable pooling and servicing agreement. If a sub-servicer we contract with was to default, we would evaluate our MSR asset for impairment at that time.

The following table presents characteristics of the loans associated with our MSR investments at December 31, 2014.

Table 22 – Characteristics of MSR Investments

	December 31, 2014
	Jumbo	Conforming	Total
Unpaid principal balance (in thousands)	$5,962,784	$7,705,146	$13,667,930
Number of loans	8,173	30,017	38,190
Average coupon	3.99%	3.93%	3.96%
Average loan age (months)	21	14	17
Average loan size (in thousands)	$808	$313	$529
Average original loan-to-value	67%	72%	70%
Average original FICO	771	760	765
60+ day delinquencies	0.03%	0.04%	0.03%

The following tables provide the activity for MSRs by portfolio for the years ended December 31, 2014 and 2013.

Table 23 – MSR Activity by Portfolio

Year Ended December 31, 2014 (In Thousands)	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$61,493	$3,331	$64,824
MSRs retained from Sequoia securitizations	8,518	—	8,518
MSRs retained from third-party loan sales	488	38,995	39,483
Purchased MSRs	—	47,549	47,549
Market valuation adjustments due to:
Changes in assumptions	(5,379)	(7,088)	(12,467)
Other changes (1)	(7,128)	(1,486)	(8,614)

Balance at End of Period	$57,992	$81,301	$139,293

Loans associated with MSRs (2)	5,962,784	7,705,146	13,667,930
MSR values as percent of loans (3)	0.97%	1.06%	1.02%

Year Ended December 31, 2013 (In Thousands)	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$5,315	$—	$5,315
MSRs retained from Sequoia securitizations	42,921	—	42,921
MSRs retained from third-party loan sales	1,090	52	1,142
Purchased MSRs	—	3,451	3,451
Market valuation adjustments due to:
Changes in assumptions	15,853	(134)	15,719
Other changes (1)	(3,686)	(38)	(3,724)

Balance at End of Period	$61,493	$3,331	$64,824

Loans associated with MSRs (2)	5,483,500	308,258	5,791,758
MSR values as percent of loans (3)	1.12%	1.08%	1.12%

(1)	Represents changes due to realization of expected cash flows.
(2)	Amounts represent the principal balance of loans associated with MSRs outstanding at December 31, 2014.
(3)	Amounts represent the carrying value of MSRs at December 31, 2014 divided by the outstanding balance of the loans associated with these MSRs.

Our portfolio of MSR investments grew significantly in 2014 as we retained MSRs from a growing volume of conforming loans we sold to the Agencies. During 2014, our conforming loan originations increased to $4.0 billion from $17 million in 2013. In addition, during 2014, we made an opportunistic bulk acquisition of conforming MSRs that grew our portfolio significantly. We expect that the majority of our future growth in this portfolio will result from MSRs retained from conforming loans we acquire and sell to the Agencies, supplemented by MSRs we purchase on a flow basis from third-parties that sell loans directly to the agencies.

The following table presents the components of MSR income for the years ended December 31, 2014 and 2013.

Table 24 – MSR Income

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Servicing income	$19,362	$9,239	$807
Cost of sub-servicer	(1,834)	(925)	(184)

Net servicing income	17,528	8,314	623
Market valuation adjustments	(21,081)	11,995	(2,014)
Provision for repurchases	(708)	—	—

Income from MSRs, Net	$(4,261)	$20,309	$(1,391)

The $9 million increase in net servicing income resulted from the higher average balances of loans associated with MSRs owned in 2014, as the notional value of loans associated with our MSRs increased to $13.7 billion at December 31, 2014 from $5.8 billion at December 31, 2013. The negative market valuation adjustments in 2014 were primarily due to a decrease in mortgage interest rates during 2014, which resulted in an increase to the expected prepayment speeds of the loans associated with our MSRs and a decrease in their fair value. Mortgage rates declined throughout the second half of 2014, hitting an 18-month low in December. This compares with increasing interest rates during most of 2013, which benefited the valuation of our MSR portfolio during that year.

Commercial Mortgage Banking and Investments

The following table presents the components of segment contribution for the commercial mortgage banking and investments segment for the years ended December 31, 2014, 2013, and 2012.

Table 25 – Commercial Mortgage Banking and Investments Segment Contribution

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Interest income	$47,567	$43,420	$26,048
Interest expense	(15,836)	(12,677)	(1,123)

Net interest income	31,731	30,743	24,925
Provision for loan losses	(84)	(3,288)	(3,477)
Mortgage banking activities	13,440	23,101	1,155
Realized gains, net	—	210	—
Direct operating expenses	(11,324)	(9,579)	(11,085)
Provision for income taxes	(234)	(3,827)	(13)

Total Segment Contribution	$33,529	$37,360	$11,505

The following table provides the activity of commercial loans during the years ended December 31, 2014 and 2013.

Table 26 – Commercial Loans — Activity

	Year Ended December 31, 2014		Year Ended December 31, 2013
(In Thousands)	Held-for-Sale (1)	Held-for- Investment	Held-for-Sale (1)	Held-for- Investment
Balance at beginning of period	$89,111	$343,344	$8,500	$304,510
Originations/acquisitions	903,500	87,001	658,569	65,771
Sales	(807,809)	—	(586,308)	(230)
Transfers between portfolios (2)	(37,631)	37,631	—	—
Principal repayments	(584)	(71,045)	(336)	(24,083)
Discount amortization	—	671	—	665
Provision for loan losses	—	(84)	—	(3,289)
Changes in fair value, net	19,647	3,175	8,686	—

Balance at End of Period	$166,234	$400,693	$89,111	$343,344

(1)	Beginning in the second quarter of 2013 and through the current period, we elected the fair value option for all of senior commercial loans we originated and we anticipate electing the fair value option for all future senior commercial loans that we originate and intend to sell to third parties.
(2)	During 2014, we sold three senior A-note commercial mortgages to third parties that did not qualify as sales under GAAP, and were not derecognized from our balance sheet. These loans and the associated B-note mortgage loans we retained were transferred from held-for-sale to held-for-investment classification and are carried at fair value on our consolidated balance sheets.

Overview

We experienced strong growth in loan originations in 2014, as we continued to grow our commercial platform. During 2014, we originated $1.0 billion of commercial loans, including $904 million of senior mortgage loans and $87 million of subordinate loans. This compares to $725 million of loan originations in 2013, including $659 million of senior mortgage loans and $66 million of subordinate loans.

Segment contribution from commercial mortgage banking and investments decreased $4 million to $34 million in 2014, primarily resulting from a decline in income from mortgage banking activities as we saw profit margins decline during the year as well as from higher operating expenses as we added personnel. These decreases were partially offset by an increase in net interest income from higher average loan balances, a decline in provisions for loan losses resulting from loans held-for-investment that prepaid with no associated credit issues, and a decrease in provisions for income taxes. Within this segment, commercial mortgage banking activities are performed in taxable subsidiaries, whereas our commercial investments are held at the REIT. As such, lower income from mortgage banking activities resulted in a lower provision for income tax in 2014.

Segment contribution from commercial mortgage banking and investments increased $26 million to $37 million in 2013, as compared to 2012, primarily resulting from a $22 million increase in income from mortgage banking activities and a $6 million increase in net interest income, as we expanded our commercial platform and increased our senior loan originations to $659 million in 2013, from $24 million in 2012.

Net Interest Income

Net interest income from our commercial mortgage banking and investments segment is generated from senior loans we originate and hold for sale to third-party CMBS aggregators, and our portfolio of commercial investments, which is comprised of mezzanine and other subordinate commercial loans.

Net interest income from this segment increased $1 million to $32 million in 2014, primarily due to a $2 million increase in net interest income from a higher average balance of senior loans held-for-sale during 2014. This increase was partially offset by a $1 million decrease in net interest income from our commercial investment portfolio as the average balance of loans and the average yield of the portfolio both decreased slightly. Interest income from commercial loans held-for-investment included $2 million in 2014 and $3 million in 2013, related to prepayment penalties for loans that prepaid.

Mortgage Banking Activities

Commercial income from mortgage banking activities includes the changes in fair value of commercial loans held-for-sale and the derivatives used to hedge these loans while they are being accumulated for sale to the CMBS market. The following table presents the components of commercial mortgage banking activities for the years ended December 31, 2014, 2013, and 2012.

Table 27 – Components of Commercial Mortgage Banking Activities (1)

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Changes in fair value of:
Commercial loans, at fair value	$20,789	$8,694	$—
Risk management derivatives	(7,890)	3,376	—
Other fees	541	1	—
Net gains on commercial loan sales and originations	—	11,031	1,155

Total Mortgage banking activities	$13,440	$23,102	$1,155

(1)	We elected the fair value option for all held-for-sale commercial senior loans originated subsequent to March 31, 2013. Amounts reported as net gains on loan sales for 2013 and 2012 relate to the sale of loans held at the lower of cost or fair value that were purchased or originated prior to the dates we began to elect the fair value option for these loans and represent the net benefit of the gross proceeds from the sale of the loans, less the carrying value of the loans and any related issuance costs.

Commercial mortgage banking activities decreased $10 million to $13 million in 2014, primarily due to lower loan sale profit margins, resulting from increased competition for loan originations in 2014. The decline in margins was partially offset by higher senior loan originations, which increased to $903 million in 2014 from $659 million in 2013.

Commercial Investments

Our commercial investments portfolio is comprised of mezzanine and other subordinate loans that we originated and hold for investment. The carrying value of our held-for-investment commercial loans increased to $401 million at December 31, 2014, from $343 million at December 31, 2013. However, excluding $67 million of senior A-notes that we have classified as held-for-investment, the carrying value of loans in this portfolio decreased to $334 million. Although we sold the A-notes, they did not meet criteria for sale treatment under GAAP and we recorded the transfer of the loans as a secured borrowing.

During 2014, we originated 16 loans for $57 million, as compared to 19 loans for $66 million in 2013. In addition, during 2014, we received repayments of $71 million. At December 31, 2014, this portfolio included 40 non-securitized loans with a carrying value of $139 million and 23 loans with a carrying value of $195 million that are included in our Commercial Securitization with $83 million of associated ABS long-term debt. At December 31, 2014, we had borrowings of $50 million under a short-term debt facility secured by loans with an unpaid principal balance of $80 million pledged as collateral.

The following table presents the characteristics of our commercial loans held-for-investment at December 31, 2014.

Table 28 – Characteristics of Commercial Loans Investments

December 31, 2014 (Dollars In Thousands)	Number of Loans	Average Loan Size	Principal Balance	Percent of Total Principal	Weighted Average DSCR (1)	Weighted Average LTV (2)
Multi-family	27	$3,907	$105,476	30%	1.33	78%
Hospitality	11	7,551	83,064	24%	1.42	63%
Office	11	7,186	79,044	23%	1.22	76%
Retail	8	6,721	53,769	16%	1.17	76%
Self storage	3	6,333	19,000	5%	1.39	75%
Industrial	3	1,984	5,952	2%	1.41	73%

Total	63	$5,497	$346,305	100%	1.31	74%

(1)	The debt service coverage ratio (“DSCR”) is defined as the property’s annual net operating income divided by the annual principal and interest payments. The weighted average DSCRs in this table are based on the ratios at the time the loans were originated and are not based on subsequent time periods during which there may have been increases or decreases in each property’s operating income.
(2)	The loan-to-value (“LTV”) calculation is defined as the sum of the senior and all subordinate loan amounts divided by the value of the property at the time the loan was originated.

On average, our commercial held-for-investment loans have a maturity of more than four years, an unlevered yield of approximately 10% per annum before credit costs.

At December 31, 2014, we had an allowance for loan losses of $7 million, which represented 2.2% of the carrying value of our commercial loans held-for-investment at amortized cost. During 2014, we did not have any charge-offs and recorded less than $1 million of net provisions for loan losses related to our commercial investments portfolio, as provisions added in 2014 were almost entirely offset by reductions to our allowance from loans that repaid during 2014.

At December 31, 2014, we had no loans designated as impaired and had one loan with a carrying value of $25 million on our watch-list. At December 31, 2014, the loan on our watch-list was current on all payments and we continue to believe we will receive all amounts due according to the contractual terms of the loan. However, in our judgment, certain conditions warrant specific attention going forward. Improvements in these conditions would result in the asset being upgraded back to pass status and deterioration could warrant further downgrades and potential evaluation for impairment.

Results of Legacy Consolidated Entities

Throughout our history we have sponsored or managed investment entities, primarily Sequoia and Acacia securitization entities. Many of these entities are currently, or have been historically, recorded on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. However, each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold. Collectively, we refer to these consolidated Sequoia and Acacia entities completed prior to 2012 as Legacy Consolidated Entities.

The estimated carrying value of our investments in the Legacy Consolidated Entities was $64 million, or 5% of our equity capital, at December 31, 2014. The carrying value reflects the estimated book value of our retained investments in these entities based on the difference between the consolidated assets and liabilities of the entities in the aggregate according to their GAAP carrying amounts. In 2014, cash flow generated by our investments in these entities totaled $15 million.

To show the impact of the Legacy Consolidated Entities to our consolidated financial results, we have included the following tables that present our consolidated GAAP income statements and balance sheets split between Legacy Consolidated Entities and the remainder of our operations, which we refer to as results “at Redwood.” Results at Redwood include all activities from our three business segments.

Table 29 – Consolidating Income Statement (1)

	At Redwood			Legacy Consolidated Entities			Redwood Consolidated
(In Millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Interest income	$216	$192	$139	$26	$34	$92	$242	$226	$231
Interest expense	(67)	(55)	(25)	(21)	(26)	(96)	(87)	(81)	(121)

Net interest income (loss)	150	137	114	5	8	(4)	155	145	111
Provision for loan losses	—	(3)	(3)	(1)	(1)	—	(1)	(5)	(4)

Net interest income (loss) after provision	150	134	111	4	6	(4)	154	140	106
Noninterest income
Mortgage banking activities	35	102	37	—	—	—	35	102	37
MSR income (loss)	(4)	20	(1)	—	—	—	(4)	20	(1)
Other market valuation adjustments	(9)	(5)	(5)	(1)	(1)	6	(10)	(6)	2
Realized gains, net	14	25	32	2	—	22	15	25	55

Total noninterest income, net	35	142	63	1	—	29	36	142	92
Operating expenses	(90)	(87)	(66)	—	—	—	(90)	(87)	(66)
Other income (expense)	2	(12)		—	—		2	(12)	—

Net income before provision for taxes	97	178	108	5	6	25	102	184	132
Provision for income taxes	(1)	(11)	(1)	—	—	—	(1)	(11)	(1)

Net Income (Loss)	$96	$167	$107	$5	$6	$25	$101	$173	$132

(1)	Certain totals may not foot, due to rounding.

Table 30 – Consolidating Balance Sheet (1) (2)

	At Redwood(3)		Legacy Consolidated Entities		Redwood Consolidated
(In Millions)	2014	2013	2014	2013	2014	2013
Residential loans	$1,924	$404	$1,474	$1,762	$3,399	$2,166
Commercial loans	567	432	—	—	567	432
Real estate securities	1,379	1,683	—	—	1,379	1,683
MSRs	139	65	—	—	139	65
Cash and cash equivalents	270	173	—	—	270	173

Total earning assets	4,279	2,758	1,474	1,762	5,754	4,520
Other assets	158	81	8	8	165	89

Total Assets	$4,437	$2,838	$1,482	$1,770	$5,919	$4,609

Short-term debt	$1,794	$863	$—	$—	$1,794	$863
Other liabilities	128	79	1	1	129	81
Asset-backed securities issued	128	249	1,417	1,694	1,545	1,943
Long-term debt	1,195	476	—	—	1,195	476

Total liabilities	3,245	1,667	1,418	1,696	4,663	3,363
Stockholders’ equity	1,192	1,171	64	75	1,256	1,246

Total Liabilities and Equity	$4,437	$2,838	$1,482	$1,770	$5,919	$4,609

(1)	Certain totals may not foot, due to rounding.

(2)	We are required under GAAP to consolidate the assets and liabilities of certain securitization entities we have sponsored for financial reporting purposes. However, the securitized assets of these entities are not legally ours and we own only the securities and interests that we acquired from these securitization entities. Similarly, the liabilities of these entities are obligations payable only from the cash flow generated by their securitized assets and are not obligations of Redwood.
(3)	Included in the “At Redwood” column are the assets and liabilities of the Residential Resecuritization and Commercial Securitization transactions we completed in 2011 and 2012, respectively. These transactions are treated as secured borrowings under GAAP. At December 31, 2014, the Residential Resecuritization accounted for $222 million of assets ($222 million of available-for-sale securities and less than $1 million of other assets) and $45 million of asset-backed securities issued. Our $177 million investment in this resecuritization, as estimated for GAAP, equals the difference between these assets and liabilities. At December 31, 2014, the Commercial Securitization accounted for $198 million of assets ($195 million of commercial loans at historical cost and $3 million of other assets) and $83 million of asset-backed securities issued (at amortized cost). Our $115 million investment in this securitization, as estimated for GAAP, equals the difference between these assets and liabilities.

Net Interest Income at Legacy Consolidated Entities

In 2014, net interest income at Legacy Consolidated Entities decreased $3 million to $5 million, primarily resulting from continued paydowns of assets at these entities. In 2013, net interest income at Legacy Consolidated Entities increased $11 million to $8 million, primarily resulting from activities related to certain entities that were deconsolidated in 2012. In the fourth quarter of 2012, we sold our economic interests in and subsequently deconsolidated all of our Acacia entities and 15 legacy Sequoia entities. As part of the deconsolidation of our Acacia entities we accelerated certain hedging expenses and recorded a one-time charge of $11 million to net interest income. In addition, in 2012 net interest income at the Acacia entities cumulatively declined by $15 million due to a decline in interest income on the collateral supporting the Acacia entities’ liabilities.

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

The provision for loan losses at legacy consolidated Sequoia entities was $1 million in both 2014 and 2013 and less than $1 million in 2012. The decrease in the provision from 2013 to 2014 was primarily attributable to a decrease in observed loss severities driven by an improving economy and continued housing price increases in 2014. Additionally, serious delinquencies (loans 90+ days delinquent) decreased to $70 million at the end of 2014 from $79 million at the end of 2013 as a result of efforts employed by new servicers to move loans through the loss mitigation process more quickly than had been observed in the past. Loss mitigation efforts resulted in an increase in loan modifications of 28 loans during 2014 as compared to 12 loan modifications completed in 2013. The 2014 provision for loan losses was less than the net charge-offs of $5 million (or 0.33% of outstanding loan balances) for the year ended December 31, 2014, and the 2013 provision for loan losses was less than the net charge-offs of $5 million (or 0.26% of outstanding loan balances) for the year ended December 31, 2013. This resulted in a decrease of $4 million and $3 million in our allowance for loan losses for the years ended 2014 and 2013, respectively. Charge-offs were generated by $23 million and $14 million of defaulted loan principal during 2014 and 2013, respectively, for average implied loss severities of 22% and 32%, respectively.

The increase in the provision from 2012 to 2013 was primarily attributable to an increase in serious delinquencies (loans 90+ days delinquent) to $79 million at the end of 2013 from $63 million at the end of 2012. The majority of this increase was associated with previously delinquent loans being foreclosed upon, which we believe can be attributed to a change in servicers on a large subset of our loan portfolio during 2013. Additionally, this amount increased as a greater amount of loans entered foreclosure than were resolved. The increase was partially offset by a decrease in observed loss severities, primarily driven by an improving economy and continued housing price increases in 2013. The 2012 provision for loan losses was greater than the net charge-offs of $12 million (or 0.52% of outstanding loan balances) for the year ended December 31, 2012. This resulted in a decrease of $12 million in our allowance for loan losses for the year ended 2012. Charge-offs were generated by $33 million of defaulted loan principal during 2012, for an average implied loss severity of 36%.

During 2014, the allowance for loan losses decreased to $21 million (or 1.44% of outstanding residential loans held-for-investment balances), from $25 million (or 1.44% of outstanding residential loans held-for-investment balances) at December 31, 2013. Serious delinquencies on loans held at consolidated Sequoia entities (90+ days delinquent) decreased to $70 million (or 4.69% of outstanding loan balances) at December 31, 2014, from $79 million (or 4.45% of outstanding loan balances) at December 31, 2013. Loans originated in Florida, New Jersey, North Carolina, Pennsylvania and Maryland accounted for 23% of total loans held by Sequoia entities and made up 46% of the serious delinquent loan balance at December 31, 2014.

At December 31, 2014, we estimate that there were four Sequoia entities that we consolidated for which the carrying value of the entity’s liabilities exceeded the corresponding carrying value of the entity’s assets. This is primarily attributable to the continued building of loan loss allowances in accordance with GAAP, resulting in lower asset carrying values. The aggregate estimated net assets (or equity) at these consolidated entities was negative $2 million at December 31, 2014, an amount we expect to reverse through positive adjustments to earnings in future periods as the entity is retired or deconsolidated for financial reporting purposes.

Real Estate Loans at Sequoia Entities

The following table provides details of residential loan activity at Legacy Consolidated Entities for the years ended December 31, 2014 and 2013.

Table 31 – Residential Loans at Sequoia Entities — Activity

	Years Ended December 31,
(In Thousands)	2014	2013
Balance at beginning of period	$1,762,167	$2,272,812
Principal repayments	(278,902)	(500,151)
Charge-offs, net	4,965	4,526
Premium amortization	(4,280)	(6,456)
Transfers to REO	(8,687)	(7,116)
Provision for loan losses	(877)	(1,448)

Balance at End of Period	$1,474,386	$1,762,167

Loan Characteristics

The following table highlights unpaid principal balances for loans at consolidated Sequoia entities by product type at December 31, 2014. First lien adjustable rate mortgage (ARM) and hybrid loans comprise 91% of the consolidated Sequoia loan portfolio and were primarily originated in 2005 or prior. Fixed-rate loans, which make up 8% of the portfolio, were primarily originated in 2009 or later. Of the $46 million of hybrid loans held at Sequoia securitization entities at December 31, 2014, $33 million (or 72%) had reset as of December 31, 2014, and now act as ARM loans.

Table 32 – Loan Characteristics at Sequoia Entities

December 31, 2014
(Dollars In Thousands)	Principal Balance	Percent of Total
First Lien
ARM	$1,300,281	87.67%
Fixed	125,390	8.45%
Hybrid (years to reset)
Reset(1)	33,266	2.24%
0-4	3,199	0.22%
5-8	9,844	0.66%
Second Lien
ARM	11,233	0.76%

Total Outstanding Principal	$1,483,213	100.00%

(1)	These loans represent hybrid loans that have reached the initial interest rate reset date and are currently adjustable rate mortgages.

For outstanding loans at Sequoia entities consolidated by us at December 31, 2014, the weighted average FICO score (at origination) of borrowers backing these loans was 733 and the weighted average original LTV ratio of Sequoia loans was 66%.

The majority of hybrid loans and all of the fixed-rate loans at the consolidated Sequoia entities were securitized since 2010. At December 31, 2014, fixed-rate loans had a weighted average coupon of 4.62%. At December 31, 2014, LIBOR ARM loans had a weighted average coupon of 1.60% and hybrid loans had a weighted average coupon of 3.20% at consolidated Sequoia entities.

Taxable Income

The following table summarizes our taxable income (loss) and distributions to shareholders for the years ended December 31, 2014, 2013, and 2012. For each of these years, we had no undistributed REIT taxable income.

Table 33 – Taxable Income

	Years Ended December 31,
(In Thousands)	2014 est. (1)	2013	2012
REIT taxable income	$63,578	$72,429	$60,541
Taxable REIT subsidiary income (loss)	(18,007)	16,978	(7,627)

Total Taxable Income	$45,571	$89,407	$52,914

Distributions to shareholders	$92,935	$92,005	$80,134

(1)	Our tax results for the year ended December 31, 2014 are estimates until we file tax returns for this year.

Our estimated total taxable income for the year ended December 31, 2014, was $46 million ($0.55 per share) and included $7 million in realized credit losses on investments. This compared to taxable income for the year ended December 31, 2013, of $89 million ($1.09 per share) and included $13 million in realized credit losses on investments. Taxable income for the year ended December 31, 2012, was $53 million ($0.66 per share) that included $26 million in credit losses.

For the year ended December 31, 2014, we recorded a tax provision for GAAP of $1 million compared to a tax provision of $11 million for the year ended December 31, 2013. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. Therefore, the reduction of our tax provision year over year was primarily the result of lower GAAP income earned from residential mortgage banking operations and market valuation adjustments related to mortgage servicing rights at our TRS in 2014 compared to 2013. Nearly all of the tax provision represents a future tax obligation while only a minimal amount represents a current corporate level tax liability that will be paid for 2014. We are currently benefiting from favorable timing differences between when income associated with our mortgage banking activities is recognized for GAAP purposes versus when it is recognized for tax purposes, thus deferring a significant portion of the tax liability on that income. The income earned at our TRS is not expected to be excess inclusion income and will not affect the tax characterization of our 2014 dividends.

Taxable Income Distribution Requirement

As a REIT, we are required to distribute at least 90% of our taxable income, after the application of federal net operating loss carryforwards (“NOLs”), to our shareholders. For 2014, our estimated REIT taxable income of $64 million was less than our available NOLs by $6 million, and therefore we did not have a minimum dividend distribution requirement. The following table details our federal NOLs and capital loss carryforwards available as of December 31, 2014.

Table 34 – Federal Net Operating and Capital Loss Carryforwards

	Loss Carryforward Expiration by Period
(In Thousands)	1 to 3 Years	3 to 5 Years	5 to 15 years Years	After 15 Years	Total
REIT Loss Carryforwards
Net operating loss	$—	$—	$—	$(69,819)	$(69,819)
Capital loss	(219,804)	—	—	—	(219,804)

Total REIT Loss Carryforwards	$(219,804)	$—	$—	$(69,819)	$(289,623)

TRS Loss Carryforwards
Net operating loss	$—	$—	$—	$(55,190)	$(55,190)
Capital loss	(19,667)	(3,577)	—	—	(23,244)

Total TRS Loss Carryforwards	$(19,667)	$(3,577)	$—	$(55,190)	$(78,434)

As of December 31, 2014, we maintained $70 million of NOLs at the REIT level. In order to utilize these carryforwards, taxable income must exceed our dividend distributions. During 2014, we distributed $93 million to shareholders and exceeded our estimated taxable income of $64 million. We do not expect to report any REIT taxable income on our 2014 federal income tax return after the application of a dividends paid deduction. As a result, we do not expect any of our federal NOLs at the REIT level to be utilized in 2014. Federal NOLs at the REIT level do not expire until 2029. Federal NOLs at the TRS level expire between 2030 and 2034.

Federal capital loss carryforwards of $220 million and $23 million at the REIT and TRS, respectively, will expire between 2015 and 2019. In order to utilize these carryforwards, the respective entities must recognize capital gains in excess of capital losses before the expiration dates. Utilization of capital loss carryforwards by the REIT reduces the REIT’s taxable income and distribution requirement. Capital loss carryforwards do not reduce the taxability of dividends to shareholders.

Tax Characteristics of Distributions to Shareholders

For the year ended December 31, 2014, we declared and distributed four regular quarterly dividends totaling $93 million ($1.12 per share). Under the federal income tax rules applicable to REITs, the taxable portion of any distribution to shareholders in excess of the minimum requirement is determined by (i) taxable income of the REIT, exclusive of the dividends paid deduction and NOLs; and, (ii) net capital gains recognized by the REIT, exclusive of capital loss carryforwards.

Our 2014 dividend distributions are expected to be characterized for income tax purposes as 90% ordinary income and 10% return of capital. Thus, we expect approximately $84 million of our 2014 dividend distributions to be characterized as ordinary income to shareholders, as this amount represents the taxable income and net capital gains we generated in 2014 prior to the application of a dividends paid deduction, NOLs, and capital loss carryforwards in accordance with federal income tax rules. Of the $84 million, $20 million is expected to be attributable to current year net capital gains. The remaining $9 million of dividend distributions are expected to be characterized as a return of capital to shareholders and are generally not taxable. A distribution of capital reduces the tax basis for common shares held by a shareholder at each quarterly distribution date (provided the distribution does not exceed a shareholder’s tax basis in our common shares). While the REIT earned net capital gains in 2014, none of the 2014 dividend distributions are expected to be characterized as long-term capital gains. Under the federal income tax rules applicable to REITs, capital loss carryforwards offset the 2014 capital gains when determining the characterization of ordinary versus long-term capital gain dividend distributions.

In November 2014, our board of directors announced its intention to pay a regular dividend of $0.28 per share each quarter in 2015.

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

The tax basis in assets and liabilities at the REIT was $2.8 billion and $1.7 billion, respectively, at December 31, 2014. The GAAP basis in assets and liabilities at the REIT was $4.2 billion and $3.0 billion, respectively, at December 31, 2014. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.

The tables below reconcile our estimated total taxable income to our GAAP income for the years ended December 31, 2014, 2013, and 2012.

Table 35 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Year Ended December 31, 2014
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$206,147	$242,070	$(35,923)
Interest expense	(74,727)	(87,463)	12,736

Net interest income	131,420	154,607	(23,187)
Provision for loan losses	—	(961)	961
Realized credit losses	(6,930)	—	(6,930)
Mortgage banking activities	11,252	34,938	(23,686)
MSR income (loss)	15,763	(4,261)	20,024
Other market valuation adjustments	—	(10,146)	10,146
Operating expenses	(97,583)	(90,123)	(7,460)
Other income (expense)	(8,219)	1,781	(10,000)
Realized gains, net	—	15,478	(15,478)
Provision for income taxes	(132)	(744)	612

Net Income	$45,571	$100,569	$(54,998)

Income per share	$0.55	$1.15	$(0.60)

	Year Ended December 31, 2013
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$209,317	$226,156	$(16,839)
Interest expense	(55,099)	(80,971)	25,872

Net interest income	154,218	145,185	9,033
Provision for loan losses	—	(4,737)	4,737
Realized credit losses	(12,911)	—	(12,911)
Mortgage banking activities	19,526	102,494	(82,968)
MSR income	8,218	20,309	(12,091)
Other market valuation adjustments	—	(5,709)	5,709
Operating expenses	(79,361)	(86,607)	7,246
Other Expense	—	(12,000)	12,000
Realized gains, net	—	25,259	(25,259)
Provision for income taxes	(283)	(10,948)	10,665

Net Income	$89,407	$173,246	$(83,839)

Income per share	$1.09	$1.94	$(0.85)

	Year Ended December 31, 2012
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$160,737	$231,384	$(70,647)
Interest expense	(26,187)	(120,705)	94,518

Net interest income	134,550	110,679	23,871
Provision for loan losses	—	(3,648)	3,648
Realized credit losses	(25,609)	—	(25,609)
Mortgage banking activities	(127)	36,593	(36,720)
MSR income (loss)	623	(1,391)	2,014
Other market valuation adjustments	—	1,539	(1,539)
Operating expenses	(56,430)	(65,633)	9,203
Realized gains, net	—	54,921	(54,921)
Provision for income taxes	(93)	(1,291)	1,198

Net Income	$52,914	$131,769	$(78,855)

Income per share	$0.66	$1.59	$(0.93)

Potential Taxable Income Volatility

We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.

Credit Losses on Securities and Loans

To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete the portion of the purchase discount we expect to realize into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At December 31, 2014, the cumulative difference between the GAAP and tax amortized cost basis of our residential securities (excluding our investments in our consolidated securitization entities and IO securities) was $27 million.

As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. We anticipate that credit losses will continue to be a meaningful, but declining, factor for determining taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $34 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At December 31, 2014, for GAAP we had a designated credit reserve of $70 million on our securities, and an allowance for loan losses of $29 million for our consolidated residential and commercial loans.

Recognition of Gains and Losses on Sale

Since the computation of amortization and impairments on assets may differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At December 31, 2014, the REIT had an estimated $220 million in federal capital loss carryforwards that can be used to offset future capital gains over the next three years. Since our intention is to generally make long-term investments, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carryforwards. At December 31, 2014, we had an estimated $23 million in federal capital loss carryforwards at the TRS level. We anticipate selling appreciated securities within the capital loss carryforward period, and consequently, it is likely that the TRS will benefit from the use of the capital loss carryforwards and no valuation allowance was recorded against the corresponding deferred tax asset. However, our estimate could change in future periods and to the extent we no longer expect to utilize the capital loss carryforwards, we could record additional tax expense for GAAP.

Prepayments on Securities

We have retained certain IO securities at the time they were issued from Sequoia securitizations we sponsored. Our tax basis in these securities was $77 million at December 31, 2014, which includes a tax basis of $68 million for IOs retained from securitizations completed in 2010 and later. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. In periods prior to 2008, we experienced fast prepayments on the loans underlying our IOs. More recently, prepayments on loans owned at Consolidated Sequoia Entities issued prior to 2010 have been slow, and our tax basis is now below the fair values for these IOs in the aggregate. If a Sequoia securitization is called, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.

Prepayments also affect the taxable income recognition on other securities we own. We are required to use particular prepayment assumptions for the remaining lives of each security. As actual prepayment speeds vary, the yield we recognize for tax purposes will be adjusted accordingly. Thus, to the extent prepayments differ from our long-term assumptions or vary from period to period, the yield recognized will also vary and this difference could be material.

Compensation Expense

The total tax expense for equity award compensation is dependent upon varying factors such as the timing of payments of dividend equivalent rights, the distribution of deferred stock units and preferred stock units, and the cash deferrals to and withdrawals from our Executive Deferred Compensation Plan. For GAAP purposes, the total expense associated with an equity award is determined at the award date and is recognized over the vesting period. For tax, the total expense is recognized at the date of distribution or exercise, not the award date. In addition, some compensation may not be deductible for tax if it exceeds certain levels and is not performance-based. Thus, the total amount of compensation expense, as well as the timing, could be significantly different for tax than for GAAP.

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

In addition, since the decision to distribute deferred stock units, performance stock units, or cash out of the Executive Deferred Compensation Plan is an employee’s, it can be difficult to project when the tax expense will occur.

Mortgage Servicing Rights

For GAAP purposes, we recognize MSRs through the direct acquisition of servicing rights from third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently sold to non-consolidated securitization entities or to third parties. For tax purposes, basis in our MSR assets is recognized through the direct acquisition of servicing rights from third parties, or to the extent that a retained MSR entitles us to receive a servicing fee in excess of so-called normal servicing, the right to receive reasonable compensation for services to be performed under the mortgage serving contract. Tax basis in our normal MSR assets is not recognized when MSRs are retained from sales of loans to non-consolidated securitization entities or to third parties thereby creating a favorable temporary GAAP to tax difference from sale of the loans. For the year ended December 31, 2014, we retained $49 million of MSRs from jumbo and conforming loan sales for which no tax basis was recognized. Additionally, in 2014, we purchased $48 million of MSRs associated with conforming loans where the initial tax basis was equal to the purchase price. No other tax basis in our MSR assets was recognized in 2014.

For GAAP purposes, mortgage servicing fee income, net of servicing expense, as well as changes in the estimated fair value of our MSRs, is recognized on our consolidated statements of income over the life of the MSR asset. For tax purposes, only mortgage servicing fee income, net of servicing expense is recognized as taxable income. Any MSR where basis is recognized for tax purposes through acquisition is amortized as a tax expense over a finite life.

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

At December 31, 2014, we held $270 million of cash and cash equivalents and we estimated our investment capacity (defined as the amount of capital we have readily available for long-term investments) at approximately $198 million. During 2014, we raised $205 million through an offering of exchangeable notes issued by one of our taxable subsidiaries and our FHLB member subsidiary borrowed $496 million of long-term debt from the FHLBC, which together increased our total capital to $2.4 billion at December 31, 2014. Total capital included $1.3 billion of equity capital and $1.1 billion of long term debt, comprised of $140 million of debt due in 2037, $288 million of convertible debt due in 2018, $205 million of exchangeable debt due in 2019, and $496 million of FHLB borrowings with an average maturity of 9.4 years.

While we believe our remaining investment capacity is sufficient to fund our near-term investment activities, we may need additional capital to make long-term investments over the coming quarters. To the extent we need additional incremental capital to fund our operations and investment activities, our approach to raising capital will continue to be based on what we believe to be in the best long-term interests of shareholders. Any future capital raising transaction could include the issuance of debt or equity securities under the shelf registration statement we currently have on file with the SEC or the issuance of similar or other types of securities in public or private offerings.

We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring short-term debt under residential and commercial loan warehouse facilities, securities repurchase facilities, and other short- and long-term debt facilities and other risks relating to our use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities” and in Part I, Item 1A – Risk Factors of this Annual Report on Form 10-K.

Cash Flows and Liquidity for the Year Ended December 31, 2014

Cash flows from our residential and commercial mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in credit losses, prepayments, and interest rates. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.

Cash Flows from Operating Activities

Cash flows from operating activities were negative $1.8 billion in 2014. This amount includes the net cash utilized during the period from the purchase and sale of residential and commercial mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Additionally, net cash utilized from the purchase and sale of loans during 2014 partially results from a timing difference as we had $1.5 billion of residential and commercial loans held-for-sale at the end of 2014.

Cash Flows from Investing Activities

Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any. Because many of our investment securities are financed through repurchase agreements, a significant portion of the proceeds from any sales of our investment securities would generally be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from prepayments and scheduled amortization in respect of our investment in securities would also generally be used to repay balances under these financing sources.

Cash Flows from Financing Activities

During 2014, we issued $205 million of exchangeable senior notes, as described below under the heading “Long-term Debt.”

During 2014, we paid $95 million of cash dividends on our common stock, representing a dividend of $0.28 per share, per quarter. In accordance with the terms of outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.

In November 2014, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2015.

Short-Term Debt

In the ordinary course of our business, we use recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans and the origination of commercial loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At December 31, 2014, we had five short-term residential loan warehouse facilities with a total outstanding debt balance of $1.08 billion (secured by residential loans with an aggregate fair value of $1.22 billion) and a total borrowing limit of $1.55 billion. At December 31, 2014, we also had short-term commercial loan warehouse facilities with a total outstanding debt balance of $109 million (secured by commercial loans with an aggregate fair value of $161 million). In addition, at December 31, 2014, we had an aggregate outstanding short-term debt balance of $609 million under nine securities repurchase facilities, which were secured by securities with a fair market value of $762 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $13 million) at December 31, 2014.

At December 31, 2014, we had $1.79 billion of short-term debt outstanding. During 2014, the highest balance of our short-term debt outstanding was $2.2 billion.

Long-Term Debt

FHLBC Borrowings

In July 2014, our FHLB member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. Under this agreement, our subsidiary may incur borrowings, also referred to as “advances,” from time to time from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans and residential mortgage-backed securities. As of December 31, 2014, $496 million of advances were outstanding under this agreement with a weighted average interest rate of 0.29% and a weighted average maturity of 9.4 years. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. These advances were secured by residential mortgage loans with a fair value of $580 million as of December 31, 2014. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. As of December 31, 2014, our subsidiary held $11 million of FHLBC stock.

Convertible Notes

In November 2014, our taxable subsidiary issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on these exchangeable notes was 6.41% for the year ended December 31, 2014. At December 31, 2014, the accrued interest payable balance on this debt was $1 million.

In March 2013, we issued $287.5 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on our convertible notes was 5.45% for the year ended December 31, 2014. At December 31, 2014, the accrued interest payable balance on this debt was $3 million.

Trust Preferred Securities and Subordinated Notes

At December 31, 2014, we had trust preferred securities and subordinated notes of $100 million and $40 million, respectively issued by us in 2006 and 2007. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole. Beginning in the first quarter of 2011, we entered into interest rate swaps with aggregate notional values currently totaling $140 million to hedge the variability in this long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity.

Commercial Secured Borrowings

At December 31, 2014, we had commercial secured borrowings of $67 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We structured certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.

Asset-Backed Securities

In July 2011, Redwood transferred $365 million of residential securities into the Residential Resecuritization in connection with the issuance of $245 million of ABS by the Residential Resecuritization to third parties. At December 31, 2014, there were $222 million of securities owned at the Residential Resecuritization, which were funded with $45 million of ABS issued.

In November 2012, Redwood transferred $291 million (principal balance) of commercial loans into the Commercial Securitization in connection with the issuance of $172 million of ABS by the Commercial Securitization to third parties. At December 31, 2014, there were $195 million (carrying value) of commercial loans owned at the Commercial Securitization, which were funded with $83 million of ABS issued.

At December 31, 2014, there were $1.47 billion of loans owned at Sequoia securitization entities, which were funded with $1.42 billion of ABS issued at Sequoia entities. These loans and ABS issued are reported at their unpaid principal balances net of any unamortized premium or discount.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest on outstanding long-term debt and asset-backed securities issued, as well as associated amortization of debt discount and deferred issuance costs. The proportion deemed representative of the interest factor of operating lease expense has not been deducted as the total operating lease expense in itself was de minimis and did not affect the ratios in a material way. “Earnings” consist of consolidated income before income taxes and fixed charges.

The following table presents our ratio of earnings to fixed charges for the each of the years ended December 31, 2014, 2013, 2012, 2011, and 2010.

Table 36 Ratio of Earnings to Fixed Charges

	Years Ended December 31,
	2014	2013	2012	2011	2010
Ratio of earnings to fixed charges	2.65 x	3.90 x	2.20 x	1.26 x	2.32 x

Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities

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

Residential Loan Warehouse Facilities. One source of our short-term debt financing is secured borrowings under residential loan warehouse facilities that, as of December 31, 2014, were in place with five different financial institution counterparties. Under these five warehouse facilities, we had an aggregate borrowing limit of $1.55 billion at December 31, 2014; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.

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

Because these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, with respect to residential loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those loans become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.

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

These residential loan warehouse facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our warehouse facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”

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

Because our securities repurchase facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, with respect to securities that at any given time are already being financed through our securities repurchase facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those securities decline in value, or have been financed for the maximum term permitted under the applicable facility.

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

Because our securities repurchase facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, with respect to securities that at any given time are already being financed through our securities repurchase facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those securities decline in value, or have been financed for the maximum term permitted under the applicable facility.

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

Our securities repurchase facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our securities repurchase facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”

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

Commercial Mortgage Loan Warehouse Facilities. Another source of short-term debt financing is secured borrowings under commercial loan warehouse facilities that are in place with two financial institution counterparties. Under these warehouse facilities, we had an aggregate borrowing limit of $250 million at December 31, 2014; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for commercial loans is obtained under these facilities by our transfer of commercial loans to a special purpose entity which transfers them to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred commercial loans), and our covenant to reacquire those commercial loans from the counterparty for the same amount plus a financing charge. Other periodic payments are also due under these facilities.

In order to obtain financing for a commercial loan under these facilities, the commercial loan must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the commercial loan is not in a delinquent status. In addition, under these facilities, a commercial loan can only be financed for a maximum period, which period would not generally exceed 180 days. We generally intend to repay the short-term financing of a commercial loan under these facilities at or prior to the expiration of the financing term with the proceeds of a sale or securitization of that commercial loan, through the proceeds of other short-term borrowings, or with other equity or long-term debt capital. While a commercial loan is financed under these facilities, to the extent the market value of the commercial loan declines (which market value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the commercial loan or meet a margin requirement to pledge additional collateral, such as cash or additional commercial loans, in an amount at least equal to the decline in value. See further discussion below under the heading “–Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”

Because these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under these facilities when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, with respect to commercial loans that at any given time are already being financed through these facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those commercial loans become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the facilities.

Under our commercial loan warehouse facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (including of the type described above under the heading “–Residential Loan Warehouse Facilities”). Financial covenants included in these warehouse facilities are further described below under the heading “–Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”

Our commercial loan warehouse facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of these facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”

In addition to the commercial loan warehouse facilities described above, in the ordinary course of business we may seek to establish additional facilities that may be of a similar or greater size and may have similar or more restrictive terms. In the event a counterparty to one or more of our facilities becomes insolvent or unable or unwilling to perform its obligations under a facility, we may be unable to access the financing we need or we may fail to recover the full value of our commercial loans financed under the applicable facility.

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

In order to obtain financing for a commercial debt investment under this facility, the commercial debt investment must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the commercial debt investment is not in a delinquent status. This facility has less than one year remaining of its original three-year term. We generally intend to repay the financing of a commercial debt investment under this facility at or prior to the expiration of the financing term with the proceeds of a securitization or other sale of that commercial debt investment, or with other equity or long-term debt capital. While a commercial debt investment is financed under this facility, to the extent the value of the commercial debt investment declines (which value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the commercial debt investment or meet a margin requirement to pledge additional collateral, such as cash or additional commercial debt investments, in an amount at least equal to the decline in value. See further discussion below under the heading “–Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”

Because the counterparty under this facility retains discretion to accept or reject a financing with respect to any particular commercial debt investment, at any given time we may not be able to obtain additional financing under this facility when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, with respect to commercial debt investments that at any given time are already being financed through this facility, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those commercial debt investments become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the facility.

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

Our commercial debt investment repurchase facility could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of this facility, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”

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

FHLB Borrowing Facility. Another source of debt financing is secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, under its borrowing facility with the Federal Home Loan Bank of Chicago (“FHLBC”) that was put into place in July 2014. This facility is uncommitted, which means that any request we make to borrow funds under this facility may be declined for any reason. Borrowings under this facility, also referred to as “advances,” are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. Individual advances can be made with maturities ranging from one day to 30 years.

Similar to the uncommitted warehouse and securities repurchase facilities described herein, under this facility we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. In particular, the terms of this facility permit the acceleration of the amortization of amounts borrowed through the facility if the FHLBC determines, in its sole discretion, that our creditworthiness or the creditworthiness of our FHLB-member subsidiary does not meet the minimum requirements of the FHLBC. This facility could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if the FHLBC determines there has been a material adverse change in our financial condition, or that we have breached or otherwise not complied with the terms of the FHLBC’s credit policy. Additionally, the FHLBC may increase the required amount of collateral at any time as a result of a change in its credit policy or as a result of our credit deterioration, in which case we may be required to deliver additional collateral in the form of cash or other eligible collateral. Factors that may affect the FHLB’s judgment of our or our FHLB member subsidiary’s creditworthiness, financial condition, or compliance with its credit policy include, among other things, increases in levels of indebtedness, increases in debt-to-capital ratios, or decreases in stockholders’ equity. The margin call provisions and financial covenants included in this facility are further described below under the headings “–Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing” and “–Financial Covenants Associated With Short-Term Debt and Other Debt Financing.” When we use this facility to incur debt we are exposed to the market, credit, liquidity, and other types of risks described above with respect to residential loan warehouse and securities repurchase facilities.

Additionally, our access to financing under this facility is subject to the risks described under the heading “Risk Factors – Proposed Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results” in Part I, Item 1A of this Annual Report on Form 10-K.

Financial Covenants Associated With Short-Term Debt and Other Debt Financing

Set forth below is a summary of the financial covenants associated with our short-term debt and other debt financing facilities.

•	Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established and, as of December 31, 2014, were in place with five different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at December 31, 2014, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

•	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

•	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood or maintenance of an amount of cash and cash equivalents in excess of a specified percentage of outstanding short-term recourse indebtedness.

•	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity and tangible net worth at Redwood.

•	Maintenance of uncommitted residential loan warehouse facilities with a specified level of unused borrowing capacity.

•	Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at December 31, 2014, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

•	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

•	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

•	Maintenance of a minimum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.

•	Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under commercial loan warehouse facilities that we have in place with financial institution counterparties. Financial covenants included in these facilities are as follows and at December 31, 2014, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

•	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

•	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

•	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity at Redwood, including a separate minimum ratio for commercial assets which is applicable under certain specified circumstances.

•	Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. The types of financial covenants included in this bank line of credit are a subset of the covenants summarized above.

•	Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. Financial covenants included in this facility are as follows and at December 31, 2014, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

•	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

•	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

•	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity at Redwood.

•	FHLB Borrowing Facility. As noted above, a wholly-owned subsidiary of ours, RWT Financial, also maintains a borrowing facility with the FHLBC, borrowings under which are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. Financial covenants included in this facility are as follows and at December 31, 2014, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

•	Maintenance by RWT Financial of a minimum ratio of total liabilities (excluding debt subordinated to the FHLBC and non-recourse debt) to stockholders’ equity and debt subordinated to the FHLBC.

•	Maintenance by RWT Financial of a minimum level of unencumbered assets based on the level of indebtedness to the FHLBC.

•	Maintenance of a minimum ratio of total liabilities (excluding non-recourse debt) to stockholders’ equity at Redwood.

•	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

As noted above, at December 31, 2014, and through the date of this Annual Report on Form 10-K, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at December 31, 2014 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at December 31, 2014 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing

•	Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established and, as of December 31, 2014, were in place with five different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the twelve months ended December 31, 2014, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these warehouse facilities:

•	If at any time the market value (as determined by the creditor) of any residential mortgage loan financed under a facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential mortgage loans) with a value equal to the amount of the decline. If we receive any such demand, (i) under four of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the same day (although demands received after a certain time would only require the transfer of additional collateral on the following business day) and (ii) under two of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the following business day. The value of additional residential mortgage loans transferred as additional collateral is determined by the creditor.

•	Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the twelve months ended December 31, 2014, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these repurchase facilities:

•	If at any time the market value (as determined by the creditor) of any securities financed under a facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations, or additional securities) with a value equal to the amount of the decline. If we receive any such demand, we would generally be required to transfer the additional collateral on the same day. The value of additional securities transferred as additional collateral is determined by the creditor.

•	Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under commercial loan warehouse facilities we have in place with financial institution counterparties. These facilities includes the margin call provisions described below and during the twelve months ended December 31, 2014, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from the creditors under these facilities:

•	If at any time the market value (as determined by the creditor) of any commercial loan financed under a facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash or additional commercial mortgage loans) with a value equal to the amount of the decline. If we receive any such demand, we would generally be required to transfer the additional collateral on the following business day. The value of additional commercial loans transferred as additional collateral is determined by the creditor.

•	Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the twelve months ended December 31, 2014, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from this creditor under this line of credit:

•	If at any time the total market value (as determined by two broker-dealers) of the securities that are pledged as collateral under this facility declines to a value less than the outstanding amount of borrowings under this facility, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations, or additional securities) with a value equal to the amount of the difference. If we receive any such demand, we would generally be required to transfer the additional collateral within two business days. The value of additional collateral pledged is determined by the creditor.

•	Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. This facility includes the margin call provisions described below during the twelve months ended December 31, 2014, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from the creditor under this facility:

•	If at any time the asset value (as determined by the creditor) of any commercial debt investment financed under the facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash or additional commercial debt investments) with a value equal to the amount of the decline. If we receive any such demand, we would generally be required to transfer the additional collateral on the second business day thereafter (although demands received after a certain time would allow an additional business day for the transfer of additional collateral to occur). The value of additional commercial debt investments transferred as additional collateral is determined by the creditor.

•	FHLB Borrowing Facility. As noted above, a wholly-owned subsidiary of ours, RWT Financial, also maintains a borrowing facility with the FHLBC, borrowings under which are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. This facility includes the margin call provisions described below during the twelve months ended December 31, 2014, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from the creditor under this facility.

•	If at any time the aggregate market value (as determined by the FHLBC) of the residential mortgage loans and residential mortgage-backed securities pledged as collateral under this facility declines to a value less than the required collateral level, or if any collateral ceases to be qualifying collateral under the terms of this facility, we would be required to promptly deliver additional collateral sufficient to maintain the required collateral level. The value of additional loans or securities transferred as additional collateral is determined by the FHLBC.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Contractual Obligations

The following table presents our contractual obligations and commitments at December 31, 2014, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 37 – Contractual Obligations and Commitments

December 31, 2014	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,794	$—	$—	$—	$1,794
Convertible notes	—	—	493	—	493
Anticipated interest payments on convertible notes	25	50	30	—	105
FHLBC borrowings	—	26	—	470	496
Anticipated interest payments on FHLBC borrowings	2	18	28	96	144
Other long-term debt	—	—	—	140	140
Anticipated interest payments on other long-term debt (1)	7	19	19	164	209
Accrued interest payable	7	—	—	—	7
Operating leases	3	8	1	1	13

Total Redwood Obligations and Commitments	$1,838	$121	$571	$871	$3,401

Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$—	$16	$—	$1,539	$1,555
Anticipated interest payments on ABS (3)	24	68	76	265	433
Accrued interest payable	1	—	—	—	1

Total Obligations of Entities Consolidated for Financial Reporting Purposes	25	84	76	1,804	1,989

Total Consolidated Obligations and Commitments	$1,863	$205	$647	$2,675	$5,390

1)	Includes anticipated interest payments related to hedges
2)	All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.
3)	The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at December 31, 2014.

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

Changes in Premium Amortization for Loans

The net unamortized premium for loans owned at Redwood, Consolidated Sequoia Entities, and the Commercial Securitization, was $8 million at December 31, 2014. The amount of periodic premium amortization expense we recognize is volatile and dependent on a number of factors, including credit performance of the underlying loans, changes in prepayment speeds, and changes in short-term interest rates. Loan premium amortization was $4 million and $6 million for the years ended December 31, 2014 and 2013, respectively.

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

Changes in our expectations or actual changes to defaults, loss severities and default timing can have a significant effect on periodic income.

Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value

Our residential and commercial loans held-for-sale on our consolidated balance sheet at December 31, 2014, were being held for future securitizations or sales and were expected to be sold to non-consolidated securitization entities or third parties. At the time of purchase, we typically elect the fair value option for these loans. Additionally, we have elected the fair value option for certain of our residential loans held-for-investment. For residential and commercial loans for which we have elected the fair value option, changes in fair values are recorded in mortgage banking activities or other market valuation adjustments on our consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.

The fair value of loans is affected by, among other things, changes in interest rates, credit performance, prepayments, and market liquidity. To the extent interest rates change or market liquidity and or credit conditions materially change, the value of these loans could decline below their cost basis, which could have a material effect on reported earnings.

Changes in Mortgage Banking Income

The amount of income that can be earned from mortgage banking activities is primarily dependent on the volume of loans we are able to acquire or originate and any potential profit we earn upon the sale or securitization of these loans. Our ability to acquire or originate residential and commercial loans and the volume of loans we acquire or originate is dependent on many factors that are beyond our control, including general economic conditions and changes in interest rates, loan origination volumes industry-wide and at the sellers we purchase our loans from, increased regulation, and competition from other financial institutions. Our profitability from mortgage banking activities is also dependent on many factors, including our ability to effectively hedge certain risks related to changes in interest rates and other factors that are beyond our control, including changes in market credit risk pricing. Additionally, our income from mortgage banking activities is generally generated over the period from when we originate or identify a loan for purchase until we subsequently sell or securitize the loan. This income may encompass positive or negative market valuation adjustments on loans, hedging gains or losses associated with related risk management activities, and any other related transaction expenses, and may be realized unevenly over the course of one or more quarters for financial reporting purposes. Additional factors that could impact our profitability are discussed in Part I, Item 1A – Risk Factors of this Annual Report on Form 10-K and below, under the headings “Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value” and “Changes in Fair Values of Derivative Financial Instruments.” Changes in the volumes of loans acquired or originated in connection with our mortgage banking activities and our profitability on these activities can have a significant effect on periodic income.

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

Changes in Fair Values of Securities

Our securities are classified as either trading or AFS securities, and in both cases are carried on our consolidated balance sheets at their estimated fair values. For trading securities, changes in fair values are recorded in the consolidated statements of income. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant GAAP earnings volatility each quarter.

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

Changes in Fair Values of Mortgage Servicing Rights

Mortgage servicing rights are carried on our consolidated balance sheets at their estimated fair values, with changes in fair values recorded in the consolidated statements of income as a component of MSR income (loss). Periodic fluctuations in the values of these investments are inherently volatile and can lead to significant GAAP earnings volatility each quarter. Periodic fluctuations in the values of our mortgage servicing rights can be caused by actual prepayments on the underlying loans, changes in assumptions regarding future projected prepayments on the underlying loans, or changes in the discount rate assumptions used to value mortgage servicing rights.

Changes in Fair Values of Derivative Financial Instruments

We can experience significant earnings volatility from our use of derivatives. We generally use derivatives as part of our mortgage banking activities (e.g., to manage risks associated with loans we plan to acquire and subsequently sell or securitize), in relation to our residential investments (to manage risks associated with our securities, MSRs, and held-for-investment loans), and to manage variability in debt interest expense indexed to adjustable rates, and cash flows on assets and liabilities that have different coupon rates (fixed rates versus floating rates, or floating rates based on different indices). The nature of the instruments we use and the accounting treatment for the specific assets, liabilities, and derivatives may therefore lead to volatility in our periodic earnings, even when we are meeting our hedging objectives.

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

Changes in Provision for Taxes

Our deferred tax assets/liabilities are generated by temporary differences in GAAP and taxable income at our taxable subsidiaries and are a significant component of our GAAP provision for income taxes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider historical and projected future taxable income and capital gains as well as tax planning strategies in making this assessment. We determine the extent to which realization of this deferred asset is not assured and establish a valuation allowance accordingly. The estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations causing volatility in GAAP earnings.

NEW ACCOUNTING STANDARDS

A discussion of new accounting standards and the possible effects of these standards on our financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risks

We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, inflation risk, and fair value and liquidity risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. This section presents a general overview of these risks. Additional information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is further discussed in Part II, Item 7 of this Annual Report on Form 10-K.

Credit Risk

Integral to our business is assuming credit risk through our ownership of residential and commercial loans, securities and other investments as well as through our reliance on business counterparties. We believe the securities and loans we purchase are priced to generate an expected return that compensates us for the underlying credit risk associated with these investments. Nevertheless, there may be significant credit losses associated with these investments should they perform worse than we expect on a credit basis.

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

Commercial Loans

The commercial loans we invest in are typically fixed-rate loans, the majority of which are interest-only loans that are generally subordinate to senior lien holders and are backed by a transaction sponsor or borrowing entity and not real property. In general, the loans we invest in require balloon payments at maturity. Consequently, we could be exposed to credit losses at the maturity of these loans if the borrower is unable to repay or refinance the borrowing with another third-party lender. The ability of the borrower to pay us back at maturity is primarily a function of the cash flows generated on the commercial property, as well as the general level of interest rates. If interest rates rise to an extent that the cash flows on the property are insufficient to cover a new loan that is sufficient to pay off our loan, we would be subject to credit losses at maturity.

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

We purchase residential and commercial loans from third parties, then sell or securitize these assets. We are exposed to interest rate risk during the “accumulation” period—the period from when we enter into agreements to purchase the loans with the intention of selling or securitizing them at a future date. Additionally, during 2014 our FHLB member subsidiary began holding residential loans for investment that are financed by the FHLBC, which also exposes us to interest rate risk. To mitigate this interest rate risk, we use derivative financial instruments for risk management purposes. We may also use derivative financial instruments in an effort to maintain a close match between pledged assets and debt, as well as between the interest rate characteristics of the assets in the securitization entities and the corresponding ABS issued. However, we generally do not attempt to completely hedge changes in interest rates, and at times, we may be subject to more interest rate risk than we generally desire in the long term. Changes in interest rates will have an impact on the values and cash flows of our assets and corresponding liabilities.

Prepayment Risk

Prepayment risks exist in many of the assets on our consolidated balance sheets. In general, discount securities benefit from faster prepayment rates on the underlying real estate loans while premium securities (such as IOs) and MSRs benefit from slower prepayments on the underlying loans. We note that changes in residential loan prepayment rates could result in GAAP and tax earnings volatility.

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

We acquire or originate residential and commercial loans and then sell or securitize them as part of our mortgage banking operations. Changes in the fair value of the loans, once sold or securitized, do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans are typically funded with short-term debt before they are sold or securitized) may impact our liquidity. We also own residential and commercial loans that are held-for-investment and may be financed with borrowings from the FHLBC or funded with short-term debt. We would be exposed to liquidity risk to the extent the values of these loans decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from FHLBC borrowings and short-term financing facilities by setting aside adequate capital.

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

Under our borrowing facilities, interest rate swaps and other derivatives agreements, we pledge assets as security for our payment obligations and make various representations and warranties and agree to certain covenants, events of default, and other terms. In addition, our borrowing facilities are generally uncommitted, meaning that each time we request a new borrowing under a facility the lender has the option to decline to extend credit to us. The terms of these facilities and agreements typically include financial covenants (such as covenants to maintain a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets), margin requirements (which typically require us to pledge additional collateral if and when the value of previously pledged collateral declines), operating covenants (such as covenants to conduct our business in accordance with applicable laws and regulations and covenants to provide notice of certain events to creditors), representations and warranties (such as representations and warranties relating to characteristics of pledged collateral, our exposure to litigation and/or regulatory enforcement actions and the absence of material adverse changes to our financial condition, our operations, or our business prospects), and events of default (such as a breach of covenant or representation/warranty and cross-defaults, under which an event of default is triggered under a credit facility if an event of default or similar event occurs under another credit facility).

Quantitative Information on Market Risk

Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings and equity. To supplement the discussion above of the market risks we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheet at December 31, 2014. The table presents principal cash flows and related average interest rates by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) at December 31, 2014, was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						At December 31, 2014
(Dollars in Thousands)		2015	2016	2017	2018	2019	Thereafter	Principal Balance	Fair Value
Interest rate sensitive assets
Securitized Residential Loans
Adjustable Rate	Principal	$206,856	$165,864	$146,206	$127,003	$110,405	$558,416	$1,314,749	$1,210,732
	Interest Rate	1.63%	2.33%	3.23%	3.64%	3.83%	4.16%

Fixed Rate	Principal	16,230	14,441	12,874	11,471	10,249	73,200	138,465	138,863
	Interest Rate	4.65%	4.64%	4.64%	4.64%	4.63%	4.58%

Hybrid	Principal	4,283	3,731	3,245	2,850	2,548	16,640	33,296	32,323
	Interest Rate	2.74%	3.33%	4.17%	4.66%	5.02%	4.56%

Unsecuritized Residential Loans
Held-for-sale
Adjustable Rate	Principal	1,286	—	—	—	—	—	1,286	882
	Interest Rate	2.08%	N/A	N/A	N/A	N/A	N/A

Fixed Rate	Principal	1,219,936	—	—	—	—	—	1,219,936	1,255,702
	Interest Rate	4.11%	N/A	N/A	N/A	N/A	N/A

Hybrid	Principal	84,271	—	—	—	—	—	84,271	85,936
	Interest Rate	3.33%	N/A	N/A	N/A	N/A	N/A

Held-for-Investment at FVO
Fixed Rate	Principal	42,348	38,302	34,643	31,333	28,339	268,279	443,245	456,170
	Interest Rate	4.10%	4.10%	4.10%	4.10%	4.10%	4.10%

Hybrid	Principal	11,764	10,640	9,623	8,704	7,872	74,524	123,127	125,497
	Interest Rate	3.31%	3.31%	3.31%	5.44%	5.63%	6.11%

Residential Senior Securities
Adjustable Rate	Principal	3,417	3,082	2,697	2,355	2,065	11,824	25,441	25,689
	Interest Rate	2.02%	2.37%	3.19%	3.59%	3.77%	4.08%

Fixed Rate	Principal	21,013	23,782	22,501	20,725	13,168	82,354	183,542	261,175
	Interest Rate	2.96%	3.37%	3.89%	4.16%	3.85%	3.79%

Hybrid	Principal	51,856	40,656	33,825	29,029	24,412	125,124	304,902	302,446
	Interest Rate	2.60%	3.06%	3.73%	4.09%	4.32%	4.47%

Residential Re-REMIC Securities
Fixed Rate	Principal	554	486	1,610	3,762	61,782	4,790	72,984	59,562
	Interest Rate	5.93%	6.84%	5.87%	5.85%	5.85%	5.61%

Hybrid	Principal	—	7,135	13,183	12,299	73,431	16,065	122,114	108,785
	Interest Rate	2.85%	3.66%	4.02%	4.47%	4.81%	5.00%

Residential Subordinate Securities
Adjustable Rate	Principal	1,512	1,393	1,422	1,817	19,193	1,911	27,249	24,099
	Interest Rate	3.52%	4.17%	3.86%	3.94%	3.98%	3.96%

Fixed Rate	Principal	18,112	17,736	19,911	27,397	532,872	34,649	650,678	546,269
	Interest Rate	3.83%	4.61%	3.88%	3.90%	3.92%	3.95%

Hybrid	Principal	4,740	5,020	5,775	5,530	45,501	5,027	71,592	51,205
	Interest Rate	1.55%	3.44%	3.09%	3.53%	3.75%	4.07%

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						At December 31, 2014
(Dollars in Thousands)		2015	2016	2017	2018	2019	Thereafter	Principal Balance	Fair Value
Interest rate sensitive assets continued
Commercial Loans Held-for-Investment
Fixed Rate	Principal	$22,654	$54,908	$24,461	$47,342	$9,775	$141,609	$300,748	$293,874
	Interest Rate	10.27%	10.22%	10.19%	10.13%	9.86%	9.85%

Adjustable Rate	Principal	20,525	20,477	—	—	—	—	41,002	41,002
	Interest Rate	11.41%	12.31%	N/A	N/A	N/A	N/A
Commercial Loans Held-for-Sale
Fixed Rate	Principal	162,790	—	—	—	—	—	162,790	166,234
	Interest Rate	4.37%	N/A	N/A	N/A	N/A	N/A

Interest rate sensitive liabilities
Asset-backed securities issued
Sequoia Entities
Adjustable Rate	Principal	64,623	66,442	69,471	70,305	71,604	952,996	1,295,441	1,183,350
	Interest Rate	0.84%	1.49%	2.20%	2.51%	2.66%	2.99%
Fixed Rate	Principal	1,484	1,557	1,633	1,713	1,797	62,727	70,910	71,745
	Interest Rate	2.31%	2.31%	2.31%	2.31%	2.31%	2.31%
Hybrid	Principal	1,515	1,475	1,458	1,486	1,613	53,159	60,705	60,256
	Interest Rate	3.44%	3.74%	4.17%	4.42%	4.60%	4.35%

Residential Resecuritization
Adjustable Rate	Principal	7,629	8,430	8,379	8,626	8,280	3,700	45,044	45,441
	Interest Rate	2.38%	3.27%	4.17%	4.63%	5.03%	4.70%

Commercial Securitization
Fixed Rate	Principal	43,016	40,298	—	—	—	—	83,313	85,813
	Interest Rate	5.84%	6.31%	N/A	N/A	N/A	N/A

Short-term Debt	Principal	1,793,825	—	—	—	—	—	1,793,825	1,793,825
	Interest Rate	1.73%	N/A	N/A	N/A	N/A	N/A
Long-term Debt
FHLBC Borrowings	Principal	—	—	—	25,689	—	470,171	495,860	495,860
	Interest Rate	0.41%	1.49%	2.28%	2.83%	3.02%	3.45%

Convertible Notes	Principal	—	—	—	287,500	205,000	—	492,500	492,188
	Interest Rate	5.04%	5.04%	5.04%	5.63%	5.63%	N/A

Other long-term debt	Principal	—	—	—	—	—	139,500	139,500	101,835
	Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

Interest rate agreements
Interest Rate Swaps
(Purchased)	Notional Amount	—	—	—	—	—	206,000	206,000	(1,328)
	Receive Strike Rate	0.52%	1.54%	2.39%	2.88%	3.05%	3.59%
	Pay Strike Rate	2.24%	2.24%	2.24%	2.24%	2.24%	2.24%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-78 of this Annual Report on Form 10-K and incorporated herein by reference.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the end of our 2014 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2014, was effective.

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

The company’s internal control over financial reporting as of December 31, 2014, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3, which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2014.

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

(3)	Exhibits:

Exhibit Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)

3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)

3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)

3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)

3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)

3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)

3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)

3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)

3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)

3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)

3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)

3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on March 5, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on March 11, 2008)

3.2.2	First Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on May 21, 2012)

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 4.3, filed on August 6, 1996)

4.2	Indenture dated as of October 1, 2001 between Sequoia Mortgage Trust 5 and Bankers Trust Company of California, N.A., as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on November 15, 2001)

4.3	Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)

4.4	Junior Subordinated Indenture dated as of December 12, 2006 between the Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)

4.5	Amended and Restated Trust Agreement dated December 12, 2006 among the Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006)

Exhibit Number	Exhibit
4.6	Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)

4.7	Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)

4.8	Subordinated Indenture dated as of May 23, 2007 between the Registrant and Wilmington Trust Company (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)

4.9	Purchase Agreement dated May 23, 2007 between the Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)

4.10	Indenture, dated as of November 28, 2012, among RCMC 2012-CREL1, LLC, as Issuer, KeyCorp Real Estate Capital Markets, Inc., as Advancing Agent, and Wells Fargo Bank, National Association, as Trustee, Paying Agent, Transfer Agent, Custodian, Backup Advancing Agent and Notes Registrar (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 4, 2012)

4.11	Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.1, filed on March 6, 2013)

4.12	First Supplemental Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 4.625% Convertible Senior Note due 2018) (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.2, filed on March 6, 2013)

4.13	Indenture, by and among Redwood Trust, Inc., RWT Holdings, Inc. and Wilmington Trust, National Association, as Trustee, dated as of November 24, 2014 (including the form of 5.625% Exchangeable Senior Note due 2019) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on November 25, 2014)

9.1	Waiver Agreement dated as of November 15, 2007 between the Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)

9.2	Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.2, filed on March 5, 2008)

10.1*	2014 Incentive Award Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 23, 2014)

10.2*	Form of Redwood Trust, Inc. Deferred Stock Unit Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 8, 2014)

10.3*	Form of Redwood Trust, Inc. Performance Stock Unit Award Agreement under 2014 Incentive Award Plan (2014) (filed herewith)

10.4*	Form of Redwood Trust, Inc. Restricted Stock Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 8, 2014)

10.5*	Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, as last amended January 24, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.14.5, filed on May 15, 2002)

10.6*	2002 Incentive Plan, as amended through May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2013)

10.7*	Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.1, filed on March 16, 2005)

10.8*	Form of Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.2, filed on filed on March 16, 2005)

10.9*	Form of Amendment to Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on November 17, 2005)

10.10*	Form of Restricted Stock Award Agreement under 2002 Incentive Plan – Pre-December 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.3, filed on March 16, 2005)

10.11*	Form of Deferred Stock Unit Award Agreement under 2002 Incentive Plan – Pre-December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 2, 2010)

10.12*	Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan – Pre-December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 2, 2010)

10.13*	Form of Restricted Stock Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on December 8, 2011)

Exhibit Number	Exhibit
10.14*	Form of Deferred Stock Unit Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 8, 2011)

10.15*	Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan – December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 8, 2011)

10.16*	Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan – December 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 11, 2012)

10.17*	2002 Employee Stock Purchase Plan, as amended through May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on May 21, 2013)

10.18*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)

10.19	First Amendment to Amended and Restated Executive Deferred Compensation Plan, effective as of November 23, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.15, filed on February 26, 2014)

10.20*	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement filed on September 5, 2012)

10.21*	Summary of the Registrant’s Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Definitive Proxy Statement filed on March 21, 2014)

10.22*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)

10.23	Office Building Lease, dated February 27, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.30.2, filed on March 12, 2004)

10.24	Office Building Lease (second floor), dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 2, 2006)

10.25	Second Amendment to Lease, dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed November 2, 2006)

10.26	Office Building Lease, effective as of and dated as of June 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 3, 2011)

10.27	Lease Agreement, dated as of January 11, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.22, filed on February 26, 2013)

10.28	First Amendment to Lease, effective as of June 27, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed August 8, 2013)

10.29	Second Amendment to Lease, effective as of June 23, 2014, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.7, filed August 8, 2014)

10.30*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between George E. Bull, III and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 8, 2013)

10.31*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Martin S. Hughes and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on May 5, 2009)

10.32*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Brett D. Nicholas and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2009)

10.33*	Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Harold F. Zagunis and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on May 5, 2009)

10.34*	First Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of March 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on March 18, 2010)

10.35*	First Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of March 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on March 18, 2010)

Exhibit Number	Exhibit
10.36*	Second Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of February 24, 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.23, filed on February 24, 2011)

10.37*	Second Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of February 24, 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.24, filed on February 24, 2011)

10.38*	First Amendment to Amended and Restated Employment Agreement, by and between Harold F. Zagunis and the Registrant, dated as of February 24, 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.25, filed on February 24, 2011)

10.39*	Third Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on May 21, 2012)

10.40*	Third Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on May 21, 2012)

10.41*	Second Amendment to Amended and Restated Employment Agreement, by and between Harold F. Zagunis and the Registrant, dated as of May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.5, filed on May 21, 2012)

10.42*	Fourth Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of December 14, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.35, filed on February 26, 2013)

10.43*	Fourth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of December 14, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.36, filed on February 26, 2013)

10.44*	Third Amendment to Amended and Restated Employment Agreement, by and between Harold F. Zagunis and the Registrant, dated as of December 14, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.37, filed on February 26, 2013)

10.45*	Fifth Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of August 6, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.5, filed on August 8, 2014)

10.46*	Fifth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of August 6, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.6, filed on August 8, 2014)

10.47*	Transition Agreement, dated as of December 10, 2008, between Douglas B. Hansen and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.27, filed on February 26, 2009)

10.48*	Transition Agreement, dated as of March 17, 2010, between George E. Bull, III and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2010)

10.49*	Transition and Separation Agreement, dated as of June 6, 2013, between Scott M. Chisholm and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on June 11, 2013)

10.50	Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of July 16, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.8, filed on August 8, 2014)

10.51	Financial Covenant Supplement to Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of July 16, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.9, filed on August 8, 2014)

10.52	Guaranty, dated July 16, 2014, given by Redwood Trust, Inc. in favor of the Federal Home Loan Bank of Chicago (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.10, filed on August 8, 2014)

10.53	Second Supplement to Advances, Collateral Pledge and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of February 19, 2015 (filed herewith)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of Grant Thornton LLP (filed herewith)

Exhibit Number	Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at December 31, 2014 and 2013;

(ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012;

(iii) Statements of Consolidated Comprehensive (Loss) Income for the years ended December 31, 2014, 2013, and 2012;

(iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013, and 2012;

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012; and

(vi) Notes to Consolidated Financial Statements.

——————

*	Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REDWOOD TRUST, INC.

Date: February 25, 2015	By:	/s/ MARTIN S. HUGHES
Martin S. Hughes Chief Executive Officer

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN S. HUGHES Martin S. Hughes	Director and Chief Executive Officer (Principal Executive Officer)	February 25, 2015

/s/ CHRISTOPHER J. ABATE Christopher J. Abate	Chief Financial Officer (Principal Financial Officer)	February 25, 2015

/s/ COLLIN L. COCHRANE Collin L. Cochrane	Managing Director and Controller (Principal Accounting Officer)	February 25, 2015

/s/ RICHARD D. BAUM Richard D. Baum	Director, Chairman of the Board	February 25, 2015

/s/ DOUGLAS B. HANSEN Douglas B. Hansen	Director, Vice-Chairman of the Board	February 25, 2015

/s/ MARIANN BYERWALTER Mariann Byerwalter	Director	February 25, 2015

/s/ GREG H. KUBICEK Greg H. Kubicek	Director	February 25, 2015

/s/ KAREN R. PALLOTTA Karen R. Pallotta	Director	February 25, 2015

/s/ JEFFREY T. PERO Jeffrey T. Pero	Director	February 25, 2015

/s/ GEORGANNE C. PROCTOR Georganne C. Proctor	Director	February 25, 2015

Charles J. Toeniskoetter	Director

REDWOOD TRUST, INC.

CONSOLIDATED FINANCIAL STATEMENTS,

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Annual Report on Form 10-K Filed With

Securities and Exchange Commission

December 31, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REDWOOD TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Redwood Trust, Inc.

We have audited the internal control over financial reporting of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, CA February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Redwood Trust, Inc.

We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redwood Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, CA February 25, 2015

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)	December 31, 2014	December 31, 2013
ASSETS
Residential loans, held-for-sale, at fair value	$1,342,519	$404,267
Residential loans, held-for-investment, at fair value	581,668	—
Residential loans, held-for-investment	1,474,386	1,762,167
Commercial loans, held-for-sale, at fair value	166,234	89,111
Commercial loans, held-for-investment (includes $71,262 and $0 at fair value)	400,693	343,344
Real estate securities, at fair value	1,379,230	1,682,861
Mortgage servicing rights, at fair value	139,293	64,824
Cash and cash equivalents	269,730	173,201

Total earning assets	5,753,753	4,519,775

Restricted cash	628	398
Accrued interest receivable	18,222	13,475
Derivative assets	16,417	7,787
Deferred securities issuance costs	16,050	13,453
Other assets	113,896	53,640

Total Assets (1)	$5,918,966	$4,608,528

LIABILITIES AND EQUITY
Liabilities
Short-term debt	$1,793,825	$862,763
Accrued interest payable	8,502	6,366
Derivative liabilities	58,331	18,167
Accrued expenses and other liabilities	52,244	48,704
Deferred tax liability	10,236	7,316
Asset-backed securities issued	1,545,119	1,942,962
Long-term debt (includes $66,707 and $66,146 at fair value)	1,194,567	476,467

Total liabilities (1)	4,662,824	3,362,745
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 83,443,141 and 82,504,801 issued and outstanding	834	825
Additional paid-in capital	1,774,030	1,760,899
Accumulated other comprehensive income	140,688	148,766
Cumulative earnings	906,867	806,298
Cumulative distributions to stockholders	(1,566,278)	(1,471,005)

Total equity	1,256,141	1,245,783

Total Liabilities and Equity	$5,918,966	$4,608,528

(1)	Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At December 31, 2014 and 2013, assets of consolidated VIEs totaled $1,900,208 and $2,299,576, respectively, and liabilities of consolidated VIEs totaled $1,546,490 and $1,944,911, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In Thousands, Except Share Data)	2014	2013	2012
Interest Income
Residential loans	$68,949	$67,016	$82,169
Commercial loans	47,567	43,420	26,759
Real estate securities	125,482	115,563	122,386
Other interest income	72	157	70

Total interest income	242,070	226,156	231,384
Interest Expense
Short-term debt	(25,990)	(17,436)	(9,390)
Asset-backed securities issued	(31,227)	(39,716)	(101,732)
Long-term debt	(30,246)	(23,819)	(9,583)

Total interest expense	(87,463)	(80,971)	(120,705)

Net Interest Income	154,607	145,185	110,679
Provision for loan losses	(961)	(4,737)	(3,648)

Net Interest Income After Provision	153,646	140,448	107,031
Noninterest Income
Mortgage banking activities	34,938	102,494	36,593
Mortgage servicing rights income (loss)	(4,261)	20,309	(1,391)
Other market valuation adjustments (1)	(10,146)	(5,709)	1,539
Realized gains, net	15,478	25,259	54,921

Total noninterest income, net	36,009	142,353	91,662
Operating expenses	(90,123)	(86,607)	(65,633)
Other income (expense)	1,781	(12,000)	—

Net income before provision for income taxes	101,313	184,194	133,060
Provision for income taxes	(744)	(10,948)	(1,291)

Net income	$100,569	$173,246	$131,769

Basic earnings per common share	$1.18	$2.05	$1.61
Diluted earnings per common share	$1.15	$1.94	$1.59
Regular dividends declared per common share	$1.12	$1.12	$1.00
Basic weighted average shares outstanding	82,837,369	81,985,897	79,529,950
Diluted weighted average shares outstanding	85,098,579	93,694,924	80,673,682

(1)	For the year ended December 31, 2014, other-than-temporary impairments were $4,774, of which $565 were recognized through the Income Statement, and $4,209 were recognized in Accumulated Other Comprehensive Income (Loss).

For the year ended December 31, 2013, other-than-temporary impairments were $4,532, of which $1,833 were recognized through the Income Statement, and $2,699 were recognized in Accumulated Other Comprehensive Income (Loss).

For the year ended December 31, 2012, other-than-temporary impairments were $3,536 of which $2,509 were recognized through the Income Statement, and $1,027 were recognized in Accumulated Other Comprehensive Income (Loss).

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Net Income	$100,569	$173,246	$131,769
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities, net of tax	32,635	(1,918)	131,227
Reclassification of unrealized (gain) loss on available-for-sale securities to net income	(10,552)	(20,008)	1,448
Net unrealized gain (loss) on interest rate agreements	(30,325)	32,079	3,987
Reclassification of unrealized loss on interest rate agreements to net income	164	281	14,821

Total other comprehensive income (loss)	(8,078)	10,434	151,483

Total comprehensive income (loss)	$92,491	$183,680	$283,252

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2014

				Accumulated Other
	Common Stock		Additional			Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions
(In Thousands, Except Share Data)	Shares	Amount	Capital	Income (Loss)	Earnings	to Stockholders	Total
December 31, 2013	82,504,801	$825	$1,760,899	$148,766	$806,298	$(1,471,005)	$1,245,783
Net income	—	—	—	—	100,569	—	100,569
Other comprehensive income (loss)	—	—	—	(8,078)	—	—	(8,078)
Issuance of common stock:
Dividend reinvestment & stock purchase plans	488,174	5	9,012	—	—	—	9,017
Employee stock purchase and incentive plans	450,166	4	(7,152)	—	—	—	(7,148)
Non-cash equity award compensation	—	—	11,271	—	—	—	11,271
Common dividends declared	—	—	—	—	—	(95,273)	(95,273)

December 31, 2014	83,443,141	$834	$1,774,030	$140,688	$906,867	$(1,566,278)	$1,256,141

For the Year Ended December 31, 2013

				Accumulated
	Common Stock		Additional	Other		Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions
(In Thousands, Except Share Data)	Shares	Amount	Capital	Income (Loss)	Earnings	to Stockholders	Total
December 31, 2012	81,716,416	$817	$1,744,554	$138,332	$633,052	$(1,376,591)	$1,140,164
Net income	—	—	—	—	173,246	—	173,246
Other comprehensive income	—	—	—	10,434	—	—	10,434
Issuance of common stock:
Dividend reinvestment & stock purchase plans	431,679	4	8,144	—	—	—	8,148
Employee stock purchase and incentive plans	356,706	4	(5,346)	—	—	—	(5,342)
Non-cash equity award compensation	—	—	13,547	—	—	—	13,547
Common dividends declared	—	—	—	—	—	(94,414)	(94,414)

December 31, 2013	82,504,801	$825	$1,760,899	$148,766	$806,298	$(1,471,005)	$1,245,783

For the Year Ended December 31, 2012

				Accumulated
	Common Stock		Additional	Other		Cumulative
			Paid-In	Comprehensive	Cumulative	Distributions
(In Thousands, Except Share Data)	Shares	Amount	Capital	Income (Loss)	Earnings	to Stockholders	Total
December 31, 2011	78,555,908	$786	$1,697,979	$(13,151)	$501,283	$(1,294,313)	$892,584
Net income	—	—	—	—	131,769	—	131,769
Other comprehensive income	—	—	—	151,483	—	—	151,483
Issuance of common stock:
Dividend reinvestment & stock purchase plans	2,741,168	28	38,552	—	—	—	38,580
Employee stock purchase and incentive plans	419,340	3	(1,819)	—	—	—	(1,816)
Non-cash equity award compensation	—	—	9,842	—	—	—	9,842
Common dividends declared	—	—	—	—	—	(82,278)	(82,278)

December 31, 2012	81,716,416	$817	$1,744,554	$138,332	$633,052	$(1,376,591)	$1,140,164

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$100,569	$173,246	$131,769
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(34,133)	(26,165)	(12,803)
Depreciation and amortization of non-financial assets	513	388	1,873
Purchases of held-for-sale loans	(9,917,943)	(7,766,203)	(2,335,865)
Proceeds from sales of held-for-sale loans	8,126,249	7,405,088	1,696,433
Principal payments on held-for-sale loans	30,233	19,030	9,904
Net settlements of derivatives	(33,220)	45,447	(22,653)
Provision for loan losses	961	4,737	3,648
Non-cash equity award compensation expense	11,271	13,547	9,842
Market valuation adjustments	298	(97,701)	(14,976)
Realized gains, net	(15,478)	(36,290)	(75,790)
Net change in:
Accrued interest receivable and other assets	(57,685)	12,002	8,762
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	(2,768)	31,046	36,509

Net cash used in operating activities	(1,791,133)	(221,828)	(563,347)

Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(87,454)	(65,771)	(156,344)
Proceeds from sales of loans held-for-investment (1)	—	440	357,742
Principal payments on loans held-for-investment	364,040	523,900	573,646
Purchases of real estate securities	(168,654)	(488,598)	(358,720)
Proceeds from sales of real estate securities	504,754	220,535	201,461
Principal payments on real estate securities	174,241	163,951	218,447
Purchase of mortgage servicing rights	(46,113)	(3,106)	—
Net change in restricted cash	(230)	(15)	200

Net cash provided by investing activities	740,584	351,336	836,432

Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	8,320,982	6,661,464	1,458,341
Repayments on short-term debt	(7,442,836)	(6,350,619)	(1,334,479)
Proceeds from issuance of asset-backed securities	—	—	174,191
Repayments on asset-backed securities issued	(396,734)	(584,400)	(683,532)
Deferred securities issuance costs	(6,934)	(9,184)	(4,486)
Proceeds from issuance of long-term debt	770,042	336,994	—
Repayments on long-term debt	(685)	(27)	—
Net settlements of derivatives	(3,352)	(7)	(23,702)
Net proceeds from issuance of common stock	9,511	8,667	39,062
Taxes paid on equity award distributions	(7,643)	(5,861)	(2,298)
Dividends paid	(95,273)	(94,414)	(82,278)

Net cash provided by (used in) financing activities	1,147,078	(37,387)	(459,181)

Net increase (decrease) in cash and cash equivalents	96,529	92,121	(186,096)
Cash and cash equivalents at beginning of period	173,201	81,080	267,176

Cash and cash equivalents at end of period	$269,730	$173,201	$81,080

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$81,350	$85,418	$114,908
Taxes	1,407	3,397	312
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$150,387	$392,932	$143,885
Retention of mortgage servicing rights from loan securitizations and sales	48,000	44,063	7,329
Transfers from loans held-for-sale to loans held-for-investment	633,707	—	—
Transfers from residential loans to real estate owned	6,844	4,711	8,970

(1)	For the year ended December 31, 2012, the proceeds from sales of loans included in investing activities related to residential loans that were reclassified from loans held-for-investment to loans held-for-sale during the fourth quarter of 2011.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

We operate our business in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments. Refer to Item 1 — Business in this Annual Report on Form 10-K for additional information on our business.

Note 2. Basis of Presentation

The consolidated financial statements presented herein are at December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013, and 2012. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and using the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-K.

Organization

Redwood Trust, Inc. has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable year ended December 31, 1994. We generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our operating subsidiaries” or “our taxable REIT subsidiaries” or “TRS.” Our mortgage banking activities, investments in mortgage servicing rights (“MSRs”), and certain other activities are generally carried out through our taxable REIT subsidiaries, while our portfolio of mortgage- and other real estate-related investments is primarily held at our REIT. We generally intend to retain profits generated and taxed at our taxable REIT subsidiaries, and to distribute as dividends at least 90% of the taxable income we generate at our REIT.

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

December 31, 2014

Note 2. Basis of Presentation - (continued)

For financial reporting purposes, the underlying loans and securities owned at the consolidated Sequoia entities, the Residential Resecuritization entity, and the Commercial Securitization entity are shown under residential and commercial loans and real estate securities on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans and securities owned at these entities and interest expense on the ABS issued by these entities. We also recorded interest income and expense on the securities and ABS at previously consolidated Acacia entities.

See Note 4 for further discussion on principles of consolidation.

Note 3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements requires us to make a number of significant estimates. These include estimates of fair value of certain assets and liabilities, amounts and timing of credit losses, prepayment rates, and other estimates that affect the reported amounts of certain assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reported periods. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. Our estimates are inherently subjective in nature and actual results could differ from our estimates and the differences could be material.

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

December 31, 2014

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

We elect the fair value option for certain residential and commercial loans, Sequoia interest only (“IO”) securities, and MSRs. We generally elect the fair value option for residential and commercial loans that are held-for-sale, due to our intent to sell or securitize the loans in the near-term. We generally elect the fair value option for Sequoia IO securities as we use these in part to hedge certain risks associated with our residential loans held-for-sale. We elect the fair value option for our MSRs in order to reflect the current value of these investments in our financial position and results each period. We also elect the fair value option for certain secured borrowings we may recognize when the sale of commercial loans do not meet the sale criteria in ASC 860.

See Note 5 for further discussion on the fair value option.

Real Estate Loans

Residential and Commercial Loans — Held-for-Sale at Fair Value

Residential and commercial loans held-for-sale include loans that we are marketing for sale to third parties, including transfers to securitization entities that we plan to sponsor and expect to be accounted for as sales for financial reporting purposes. We generally elect the fair value option for residential and commercial loans that we purchase with the intent to sell to third parties or transfer to Sequoia securitizations. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities.

Residential and Commercial Loans — Held-for-Investment

Residential Loans — At Fair Value

Certain loans that were originally purchased with the intent to sell as part of our residential mortgage banking operations, and for which we elected the fair value option at acquisition, were subsequently reclassified to held-for-investment when the loans were transferred to our FHLBC member subsidiary and pledged as collateral for borrowings made from the Federal Home Loan Bank of Chicago (“FHLBC”). As of December 31, 2014, our current intention is to hold these loans for longer-term investment while they are financed by the FHLBC. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in other market valuation adjustments.

Commercial Loans — At Fair Value

We may elect the fair value option for senior commercial mortgage loans that we originate or acquire that are bifurcated into a senior portion that is sold to a third party and a junior portion that we retain as an investment. When the transfer of the senior portion does not meet the criteria for sale treatment under GAAP, the entire loan (the senior and junior portions) remains on our consolidated balance sheet, and we account for the transfer of the senior portion as a secured borrowing. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 3. Summary of Significant Accounting Policies - (continued)

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

We use the interest method to determine an effective yield to amortize the premium or discount on real estate loans held-for-investment at amortized cost. For residential loans acquired prior to July 1, 2004, we use coupon interest rates as they change over time and anticipated principal payments to determine periodic amortization. For residential and commercial loans acquired after July 1, 2004, we use the initial coupon interest rate of the loans (without regard to future changes in the underlying indices) and anticipated principal payments, if any, to determine periodic amortization.

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

Residential Loans — Allowance for Loan Losses

For residential loans classified as held-for-investment at amortized cost, we establish and maintain an allowance for loan losses based on our estimate of credit losses inherent in our loan portfolios at the reporting date. To calculate the allowance for loan losses, we assess inherent losses by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults) that can be specifically applied to each loan or pool of loans.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 3. Summary of Significant Accounting Policies - (continued)

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

Commercial Loans — Allowance for Loan Losses

For commercial loans classified as held-for-investment at amortized cost, we establish and maintain a general allowance for loan losses inherent in our portfolio at the reporting date and, where appropriate, a specific allowance for loan losses for loans we have determined to be impaired at the reporting date. An individual loan is considered impaired when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 3. Summary of Significant Accounting Policies - (continued)

•	Trends in delinquencies and charge-offs in our own portfolio and among industry participants.

See Note 7 for further discussion on the allowance for loan losses for commercial loans.

Repurchase Reserves

We sell residential mortgage loans to various parties, including (1) securitization trusts, (2) Fannie Mae and Freddie Mac (“the Agencies”), and (3) banks and other financial institutions that purchase mortgage loans for investment or private label securitization. We may be required to repurchase residential mortgage loans we have sold, or loans associated with MSRs we have purchased, in the event of a breach of specified contractual representations and warranties made in connection with these sales and purchases. With respect to MSRs we purchase, if the associated residential loan has been sold to one of the Agencies (which is typically the case), that Agency can require us, as the owner of the MSR, to repurchase the residential loan in the event of such a breach of representations and warranties even though we were not the party that sold the associated loan to that Agency.

We do not originate residential mortgage loans and believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans or MSRs. However, in some cases, such as where loans or MSRs were acquired from companies that have since become insolvent, we may have to bear the loss associated with a loan repurchase. Furthermore, even if we do not have to ultimately bear such a loss because we can recover from the company that sold us the loan or the MSR, there could be a delay in making that recovery.

We establish reserves for mortgage repurchase liabilities related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have a repurchase obligation, based on a combination of factors. Such factors can include estimated future defaults and loan repurchase rates, the potential severity of loss in the event of defaults, and the probability of our being liable for a repurchase obligation. We establish a reserve at the time loans are sold and MSRs are purchased and continually update our reserve estimate during its life. The reserve for mortgage loan repurchase losses is included in other liabilities on our consolidated balance sheets and the related expense is included as a component of mortgage banking activities and other market valuation adjustments on our consolidated statements of income.

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

Trading Securities

We primarily denote trading securities as those securities where we have adopted the fair value option. Trading securities are carried at their estimated fair values. Coupon interest is recognized as interest income when earned and deemed collectible. Changes in the fair value of Sequoia IO securities designated as trading securities are reported in mortgage banking activities, a component of our consolidated statements of income. Changes in the fair value of other trading securities are reported through our consolidated statements of income in other market valuation adjustments.

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

December 31, 2014

Note 3. Summary of Significant Accounting Policies - (continued)

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

When the fair value of an AFS security is less than its amortized cost at the reporting date, the security is considered impaired. We assess our impaired securities at least quarterly to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). If we either — (i) intend to sell the impaired security; (ii) will more likely than not be required to sell the impaired security before it recovers in value; or (iii) if there has been an adverse change in cash flows — the impairment is deemed an OTTI. In the case of criteria (i) and (ii), we record the entire difference between the security’s estimated fair value and its amortized cost at the reporting date in our consolidated statements of income. If there has been an adverse change in cash flows, only the portion of the OTTI related to “credit” losses is recognized through other market valuation adjustments on our consolidated statements of income, with the remaining “non-credit” portion recognized through AOCI on our consolidated balance sheet. If the first two criteria are not met and there has not been an adverse change in cash flows, the impairment is considered temporary and the entire unrealized loss is recognized through AOCI on our consolidated balance sheets.

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

Our MSRs are held and managed at Redwood Residential Acquisition Corporation, a wholly-owned subsidiary of RWT Holdings, Inc., which is a taxable REIT subsidiary of ours. We contract with licensed sub-servicers to perform servicing functions for loans associated with our MSRs. We have elected the fair value option for all of our MSRS, and they are initially recognized and carried at their estimated fair values. Income from MSRs and changes in the estimated fair value of MSRs are reported in MSR income, a component of our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 3. Summary of Significant Accounting Policies - (continued)

See Note 9 for further discussion on MSRs.

Cash and Cash Equivalents

Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. The Company maintains its cash and cash equivalents with major financial institutions. Accounts at these institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 for each bank. The Company is exposed to credit risk for amounts held in excess of the FDIC limit. The Company does not anticipate nonperformance by these institutions

Restricted Cash

Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities as well as cash held in association with borrowings from the Federal Home Loan Bank of Chicago.

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

Derivative Financial Instruments

Derivative financial instruments we typically utilize include swaps, swaptions, financial futures contracts, CMBX credit default index swaps, and “To Be Announced” (“TBA”) contracts. These derivatives are primarily used to manage interest rate risk associated with our operations. In addition, we enter into certain residential loan purchase commitments (“LPCs”) and residential loan forward sale commitments (“FSCs”) that are treated as derivatives for financial reporting purposes. All derivative financial instruments are recorded at their estimated fair value on our consolidated balance sheets. Derivatives with positive fair values to us are reported as assets and derivatives with negative fair values to us are reported as liabilities. We classify each derivative as either (i) a trading instrument (no specific hedging designation for financial reporting purposes) or (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

Changes in the fair values of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income through other market valuation adjustments if they are used to manage risks associated with our residential investment portfolio, and through mortgage banking activities if they are used to manage risks associated with our residential and commercial mortgage banking activities. Valuation changes related to residential LPCs and FSCs are included in mortgage banking activities on our consolidated statements of income.

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

We will discontinue a designated cash flow hedge relationship if (i) we determine that the hedging derivative is no longer expected to be effective in offsetting changes in the cash flows of the designated hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) the derivative is de-designated as a cash flow hedge; or, (iv) it is probable that a forecasted transaction associated with the hedged item will not occur by the end of the originally specified time period. To the extent we de-designate or terminate a cash flow hedging relationship and the associated hedged item continues to exist, any unrealized gain or loss of the cash flow hedge at the time of de-designation remains in accumulated other comprehensive income and is amortized using the straight-line method through interest expense over the remaining life of the hedged item.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 3. Summary of Significant Accounting Policies - (continued)

Swaps and Swaptions

Interest rate swaps are agreements in which (i) one counterparty exchanges a stream of fixed interest payments for another counterparty’s stream of variable interest cash flows; or, (ii) each counterparty exchanges variable interest cash flows that are referenced to different indices. Interest rate swaptions are agreements that provide the owner the right but not the obligation to enter into an underlying interest rate swap with a counterparty in the future. We enter into swap and swaptions primarily to reduce significant changes in our income or equity caused by interest rate volatility. Certain of these interest rate agreements may be designated as cash flow hedges.

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

Loan Purchase and Forward Sale Commitments

We use the term LPCs to refer to agreements with third-party residential loan originators to purchase residential loans at a future date that qualify as a derivative under GAAP and we use the term FSCs to refer to agreements with third-parties to sell residential loans at a future date that also qualify as derivatives under GAAP. LPCs and FSCs are recorded at their estimated fair values on our consolidated balance sheets and changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking activities.

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

December 31, 2014

Note 3. Summary of Significant Accounting Policies - (continued)

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

Other Assets and Other Liabilities

Other assets primarily consists of margin receivable, pledged collateral, guarantee asset, REO, fixed assets, and prepaid expenses.

Fannie Mae Risk-Sharing – Other Assets and Liabilities

In the fourth quarter of 2014, we entered into our first risk-sharing arrangement with Fannie Mae. Under this arrangement we committed to absorb the first one percent of losses realized on a reference pool of recently originated residential mortgage loans that we acquired and then sold to Fannie Mae during the fourth quarter of 2014. During the 10 year term of the arrangement, we receive monthly cash payments from Fannie Mae based on the monthly outstanding unpaid principal balance of the reference pool of loans. Additionally, under this arrangement we are required to maintain collateral with a third party custodian sufficient to cover our maximum loss exposure throughout the term of the arrangement. To the extent approved losses are incurred, the custodian will transfer collateral to Fannie Mae.

As a result of this transaction we recorded “pledged collateral” and a “guarantee asset” in the other assets line item, and a “guarantee obligation” in the other liabilities line item, on our consolidated balance sheets.

Pledged collateral represents U.S. Treasury investments transferred to the custodian to serve as collateral under this arrangement. Although these assets are legally ours, our ability to withdraw and use them is contractually restricted.

The guarantee asset represents the estimated fair value of cash flows we are contractually entitled to receive under the risk-sharing arrangement. This guarantee asset represents a financial asset, for which we have elected the fair value option, and mark-to-market each quarter with the change in estimated fair value recorded in other market valuation adjustments on our consolidated statements of income. The monthly cash payments we receive from Fannie Mae are recorded in other income (expense) on our consolidated statements of income.

The guarantee obligation represents our commitment to absorb losses under the arrangement, which at inception was recorded at fair value based on the fair value of the guarantee asset. This guarantee obligation is amortized over the 10 year term of the arrangement based on changes in the outstanding unpaid principal balance of loans in the reference pool. In addition, we will establish and maintain a separate loss allowance related to this arrangement, based on our estimate of credit losses inherent in the reference pool of loans. To determine the loss allowance, we will assess inherent losses in the reference pool of loans by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults). As of December 31, 2014, we determined a loss allowance was not required. We will evaluate the need for a loss allowance on an ongoing basis.

REO

REO property acquired through, or in lieu of, foreclosure is initially recorded at fair value, and subsequently reported at the lower of its carrying amount or fair value (less estimated cost to sell). Changes in the fair value of an REO property that has a fair value at or below its carrying amount are recorded in our consolidated statements of income as a component of other market valuation adjustments. Margin receivable reflects cash collateral we have posted with various counterparties relating to our derivative and lending agreements with those counterparties, as applicable.

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

December 31, 2014

Note 3. Summary of Significant Accounting Policies - (continued)

See Note 12 for further discussion on short-term debt.

Accrued Interest Payable

Accrued interest payable includes interest that is due and payable to third parties. Interest is generally paid within one to three months of recording the payable, based upon our remittance requirements, and is paid semi-annually for our convertible and exchangeable debt. For borrowings where we have elected the fair value option, the associated accrued interest on these liabilities is measured at fair value. For financial liabilities where we have not elected the fair value option, the associated accrued interest carrying values approximate fair values.

Asset-Backed Securities Issued

ABS issued represents asset-backed securities issued by bankruptcy-remote entities consolidated by Redwood. These include certain Sequoia entities, the Residential Resecuritization and the Commercial Securitization. Assets at these entities are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors. ABS issued are carried at their unpaid principal balances net of any unamortized discount or premium.

Prior to December 31, 2012, we consolidated certain Acacia securitization entities. Acacia ABS issued were accounted for under the fair vale option and carried at their estimated fair values. Changes in fair value (gains or losses) were reported in our consolidated statements of income through other market valuation adjustments.

See Note 13 for further discussion on ABS issued.

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

Commercial Secured Borrowings

Commercial secured borrowings represent liabilities recognized in association with cash received from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We elected the fair value option for these secured borrowings and they are held at their estimated fair value on our consolidated balance sheets. These amounts do not represent legal obligations of Redwood and we are not required to make interest payments on these borrowings.

Convertible Notes

Convertible notes include unsecured convertible and exchangeable debt that are carried at their unpaid principal balance. Interest on the notes is payable semiannually until such time the notes mature or are converted or exchanged into shares. If converted or exchanged by a holder, the holder of the notes would receive shares of our common stock.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 3. Summary of Significant Accounting Policies - (continued)

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

Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income less income allocated to participating securities (as described herein). Diluted EPS is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of share-based payment awards. In addition, if the assumed conversion or exchange of convertible or exchangeable debt into common shares is dilutive, diluted EPS is adjusted by adding back the periodic interest expense associated with dilutive convertible or exchangeable debt to net income and adding the shares issued in an assumed conversion or exchange to the diluted weighted average share count.

The two-class method is an earnings allocation formula under which EPS is calculated for common stock and participating securities according to dividends declared and participating rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated between participating securities and common shares based on their respective rights to receive dividends or dividend equivalents. GAAP defines vested and unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents as participating securities that are included in computing EPS under the two-class method.

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

December 31, 2014

Note 3. Summary of Significant Accounting Policies - (continued)

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

401(k) Plan

We offer a tax-qualified 401(k) Plan to all employees for retirement savings. Under this Plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) Plan contribution limit set forth by the Internal Revenue Service. We match some employee contributions to encourage participation and to provide a retirement planning benefit to employees. Plan matching contributions made by the Company for the years ended December 31, 2014, 2013, and 2012 were $0.6 million, $0.2 million, and $0.3 million, respectively. Vesting of the 401(k) Plan matching contributions is based on the employee’s tenure at the Company, and over time an employee becomes increasingly vested in matching contributions.

See Note 17 for further discussion on equity compensation plans.

Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. To qualify as a REIT we must distribute at least 90% of our annual REIT taxable income to shareholders (not including taxable income retained in our taxable subsidiaries) within the time frame set forth in the tax code and also meet certain other requirements related to assets, income, and stock ownership. We assess our tax positions for all open tax years and record tax benefits only if tax positions meet a more-likely-than-not threshold in accordance with GAAP guidance on accounting for uncertain tax positions. We classify interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of income.

See Note 20 for further discussion on taxes.

Recent Accounting Pronouncements

In November 2014, the FASB issued ASU 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” This update provides a measurement alternative to companies that consolidate collateralized financing entities (CFEs), such as collateralized debt obligation and collateralized loan obligation structures. Under the new guidance, companies can measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities, which eliminates income statement mismatches resulting from changes in fair value. If companies do not elect the measurement alternative, differences between the fair value of financial assets and fair value of financial liabilities should be recognized in earnings. This guidance is effective in the first quarter 2016 with early adoption permitted at the beginning of an annual period. The guidance can be applied either retrospectively to all relevant prior periods or by a modified retrospective approach with a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. We are currently evaluating the impact of adopting this new standard.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The objective of the guidance is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS. The Amendment supersedes most current revenue recognition guidance, including industry-specific guidance. The Amendment also enhances disclosure requirements around revenue recognition and the related cash flows. The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of adopting this new standard.

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This update to the receivable guidance clarifies when a creditor is considered to have received physical possession of residential real estate resulting from an in substance repossession or foreclosure. In addition, the amendments require

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 3. Summary of Significant Accounting Policies - (continued)

disclosure of both: (i) the amount of foreclosed residential real estate property held by the creditor; and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The update requires the guidance to be applied using either a modified retrospective transition method or a prospective transition method for interim and annual periods beginning after December 15, 2014, with early adoption permitted. We do not expect the adoption of the new guidance to have a material impact on our financial statements.

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

The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at December 31, 2014 and 2013.

Offsetting of Financial Assets, Liabilities, and Collateral

December 31, 2014 (In Thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)
				Financial Instruments	Cash Collateral (Received) Pledged	Net Amount
Assets (2)
Interest rate agreements	$7,006	$—	$7,006	$(1,160)	$(4,360)	$1,486
Credit default index swaps	1,598	—	1,598	—	(375)	1,223
TBAs	6,653	—	6,653	(5,815)	—	838

Total Assets	$15,257	$—	$15,257	$(6,975)	$(4,735)	$3,547

Liabilities (2)
Interest rate agreements	$(48,173)	$—	$(48,173)	$1,160	$47,013	$—
TBAs	(9,506)	—	(9,506)	5,815	2,715	(976)
Futures	(372)	—	(372)	—	372	—
Loan warehouse debt	(1,185,316)	—	(1,185,316)	1,185,316	—	—
Security repurchase agreements	(608,509)	—	(608,509)	608,509	—	—

Total Liabilities	$(1,851,876)	$—	$(1,851,876)	$1,800,800	$50,100	$(976)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 3. Summary of Significant Accounting Policies - (continued)

December 31, 2013 (In Thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)
				Financial Instruments	Cash Collateral (Received) Pledged	Net Amount

Assets (2)
Interest rate agreements	$6,566	$—	$6,566	$(5,402)	$—	$1,164
TBAs	1,138	—	1,138	(656)	(482)	—
Futures	—	—	—	—	—	—

Total Assets	$7,704	$—	$7,704	$(6,058)	$(482)	$1,164

Liabilities (2)
Interest rate agreements	$(16,599)	$—	$(16,599)	$5,402	$11,197	$—
TBAs	(661)	—	(661)	656	5	—
Futures	(528)	—	(528)	—	528	—
Loan warehouse debt	(184,789)	—	(184,789)	184,789	—	—
Security repurchase agreements	(677,974)	—	(677,974)	677,974	—	—
Commercial borrowings	(49,467)	—	(49,467)	49,467	—	—

Total Liabilities	$(930,018)	$—	$(930,018)	$918,288	$11,730	$—

(1)	Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty (which may, in certain circumstances, be a clearinghouse) that exceed the financial liabilities subject to a master netting arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.
(2)	Interest rate agreements, TBAs, and futures are components of derivative instruments on our consolidated balances sheets. Loan warehouse debt, which is secured by residential and commercial mortgage loans, and security repurchase agreements are components of short-term debt on our consolidated balance sheets.

For each category of financial instrument set forth in the table above, the assets and liabilities resulting from individual transactions within that category between us and a counterparty are subject to a master netting arrangement or similar agreement with that counterparty that provides for individual transactions to be treated as a single transaction. For certain categories of these instruments, some of our transactions are cleared and settled through one or more clearinghouses that are substituted as our counterparty and references herein to master netting arrangements or similar agreements include the arrangements and agreements governing the clearing and settlement of these transactions through the clearinghouses. In the event of the termination and close-out of any of those transactions, the corresponding master netting agreement or similar agreement provides for settlement on a net basis and for settlement to include the proceeds of the liquidation of any corresponding collateral, subject to certain limitations on termination, settlement, and liquidation of collateral that may apply in the event of the bankruptcy or insolvency of a party that should not inhibit the eventual practical realization of the principal benefits of those transactions or the corresponding master netting arrangement or similar agreement and any corresponding collateral.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 4. Principles of Consolidation - (continued)

Analysis of Consolidated VIEs

As of December 31, 2014, the VIEs we are required to consolidate include certain Sequoia securitization entities, the Residential Resecuritization entity, and the Commercial Securitization entity. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIEs

December 31, 2014 (Dollars in Thousands)	Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total

Residential loans, held-for-investment	$1,474,386	$—	$—	$1,474,386
Commercial loans, held-for-investment	—	—	194,991	194,991
Real estate securities, at fair value	—	221,676	—	221,676
Restricted cash	147	43	137	327
Accrued interest receivable	2,359	477	1,511	4,347
Other assets	4,411	—	70	4,481

Total Assets	$1,481,303	$222,196	$196,709	$1,900,208

Accrued interest payable	$976	$5	$390	$1,371
Asset-backed securities issued	1,416,762	45,044	83,313	1,545,119

Total Liabilities	$1,417,738	$45,049	$83,703	$1,546,490

Number of VIEs	24	1	1	26

December 31, 2013 (Dollars in Thousands)	Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total

Residential loans, held-for-investment	$1,762,167	$—	$—	$1,762,167
Commercial loans, held-for-investment	—	—	257,741	257,741
Real estate securities, at fair value	—	263,204	—	263,204
Restricted cash	152	—	137	289
Accrued interest receivable	2,714	627	1,975	5,316
Other assets	3,661	—	7,198	10,859

Total Assets	$1,768,694	$263,831	$267,051	$2,299,576

Accrued interest payable	$1,218	$11	$720	$1,949
Asset-backed securities issued	1,694,335	94,934	153,693	1,942,962

Total Liabilities	$1,695,553	$94,945	$154,413	$1,944,911

Number of VIEs	24	1	1	26

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

During 2012, we sold previously retained variable interests in certain Sequoia securitization entities originally issued between 2001 and 2007 and determined, upon completion of an accounting analysis, that we should deconsolidate certain entities and derecognize the associated assets and liabilities of these entities for financial reporting purposes. We derecognized $961 million of residential loans and other assets, net of $27 million of allowance for loan losses and $970 million of ABS issued and other liabilities, and after giving effect to all other accounting entries recognized a realized gain of $21 million, which was recorded on our

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 4. Principles of Consolidation - (continued)

consolidated statement of income for the year ended December 31, 2012. These gains were comprised of both recoveries of provisions for loan losses that exceeded our recorded investment in these entities as well as cash received from the sale of our investment interests. We maintained our intent to hold our economic interests in all remaining consolidated Sequoia entities at December 31, 2014.

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

We consolidate the assets and liabilities of the Commercial Securitization entity, as we did not meet the GAAP sale criteria at the time the financial assets were transferred to this entity based on our role in the entity’s inception and design. We transferred subordinate commercial loans to RCMC 2012-CREL1, the Commercial Securitization entity. In connection with this transaction, we acquired certain subordinate securities that we continue to hold. We engaged in the Commercial Securitization primarily for the purpose of obtaining permanent non-recourse financing on a portion of our commercial mezzanine loan portfolio. Our credit risk exposure is largely unchanged as a result of engaging in the transaction, as we remain economically exposed to the financed loans through our subordinate investment in the Commercial Securitization.

Analysis of Unconsolidated VIEs with Continuing Involvement

During the years ended December 31, 2014 and 2013, we transferred residential loans to four and 12 Sequoia securitization entities sponsored by us, respectively, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets.

The following table presents information related to the Sequoia securitization transactions that occurred during the years ended December 31, 2014 and 2013.

Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2014	2013
Principal balance of loans transferred	$1,324,419	$5,578,298
Trading securities retained, at fair value	77,160	105,320
AFS securities retained, at fair value	78,218	301,072
MSRs recognized	8,518	42,921

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 4. Principles of Consolidation - (continued)

Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party servicer to perform) and the receipt of interest income associated with the securities we retained. The following table summarizes the cash flows between us and unconsolidated Sequoia securitizations sponsored by us since 2012.

Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2014	2013
Cash proceeds	$1,201,411	$4,670,082
MSR fees received	13,812	9,128
Funding of compensating interest	(227)	(475)
Cash flows received on retained securities	56,870	43,032

The following table presents the key weighted-average assumptions used to estimate the fair value of MSRs at the date of securitization.

MSR Assumptions Related to Unconsolidated VIEs Sponsored by Redwood

	Issued During Years Ended December 31,
At Date of Securitization	2014	2013
Prepayment speeds	5 - 16%	5 - 14%
Discount rates	11%	12%

The following table presents additional information at December 31, 2014 and 2013, related to unconsolidated Sequoia securitizations sponsored by us since 2012.

Unconsolidated VIEs Sponsored by Redwood at December 31, 2014 and 2013

	December 31,
(In Thousands)	2014	2013
On-balance sheet assets, at fair value:
Interest-only and senior securities, classified as trading	$93,802	$110,505
Senior and subordinate securities, classified as AFS	460,990	405,415
Maximum loss exposure (1)	554,792	515,920
Assets transferred:
Principal balance of loans outstanding	7,276,825	6,627,874
Principal balance of delinquent loans 30+ days delinquent	17,022	14,587

(1)	Maximum loss exposure from our involvement with unconsolidated VIEs pertains to the carrying value of our securities retained from these VIEs and represents estimated losses that would be incurred under severe, hypothetical circumstances, such as if the value of our interests and any associated collateral declines to zero. This does not include, for example, any potential exposure to representation and warranty claims associated with our initial transfer of loans into a securitization.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 4. Principles of Consolidation - (continued)

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at December 31, 2014 and 2013.

Key Assumptions and Sensitivity Analysis for Unconsolidated VIEs Sponsored by Redwood

December 31, 2014 (Dollars in Thousands)	MSRs	Senior Securities	Subordinate Securities

Fair value at December 31, 2014	$56,801	$93,802	$460,990
Expected life (in years) (1)	7	6	10
Prepayment speed assumption (annual CPR) (1)	14%	9%	10%
Decrease in fair value from:
10% adverse change	$2,419	$3,999	$684
25% adverse change	5,639	9,475	2,355
Discount rate assumption (1)	11%	8%	5%
Decrease in fair value from:
100 basis point increase	$2,104	$4,214	$34,149
200 basis point increase	4,102	8,091	64,474
Credit loss assumption (1)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$126	$3,169
25% higher losses	N/A	299	7,841

December 31, 2013 (Dollars in Thousands)	MSRs	Senior Securities	Subordinate Securities

Fair value at December 31, 2013	$60,318	$110,505	$405,415
Expected life (in years) (1)	8	7	11
Prepayment speed assumption (annual CPR) (1)	8%	10%	11%
Decrease in fair value from:
10% adverse change	$1,649	$5,773	$1,658
25% adverse change	4,218	13,555	4,354
Discount rate assumption (1)	11%	5%	6%
Decrease in fair value from:
100 basis point increase	$2,468	$5,632	$30,644
200 basis point increase	4,828	10,757	57,836
Credit loss assumption (1)	N/A	0.23%	0.23%
Decrease in fair value from:
10% higher losses	N/A	$70	$1,369
25% higher losses	N/A	175	3,420

(1)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 4. Principles of Consolidation - (continued)

Analysis of Third-Party Sponsored VIEs

Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at December 31, 2014, grouped by collateral type.

Third-Party Sponsored VIE Summary

(Dollars in Thousands)	December 31, 2014
Residential real estate securities at Redwood
Senior	$495,508
Re-REMIC	168,347
Subordinate	160,583

Total Investments in Third-Party Real Estate Securities	$824,438

We determined that we are not the primary beneficiary of any third-party residential or commercial VIEs, as we do not have the required power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not service or manage these entities or otherwise solely hold decision making powers that are significant. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these third-party VIEs – we only account for our specific interests in them.

Our assessments of whether we are required to consolidate a VIE may change in subsequent reporting periods based upon changing facts and circumstances pertaining to each VIE. Any related accounting changes could result in a material impact to our financial statements.

Other Transfers of Financial Assets

Certain of our senior commercial mortgage loans were bifurcated into a senior portion that was sold to a third party and a junior portion that we retained as an investment. When the transfer of the senior portion does not meet the criteria for sale treatment under GAAP, the entire loan (the senior and junior portions) remains on our consolidated balance sheet classified as a held-for-investment loan and we account for the receipt of cash from the transfer of the senior portion as a secured borrowing.

The following table presents commercial loan transfers accounted for as secured borrowings for the year ended December 31, 2014.

Loan Transfers Accounted for as Secured Borrowings

	December 31,
(In Thousands)	2014	2013
Principal balance	$63,375	$—
Cash proceeds	65,048	—

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

December 31, 2014

Note 5. Fair Value of Financial Instruments - (continued)

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

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
(In Thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Residential loans, held-for-sale
At fair value	$1,341,032	$1,341,032	$402,602	$402,602
At lower of cost or fair value	1,488	1,669	1,665	1,817
Residential loans, held-for-investment, at fair value	581,668	581,668	—	—
Residential loans, held-for-investment	1,474,386	1,381,918	1,762,167	1,610,024
Commercial loans, held-for-sale, at fair value	166,234	166,234	89,111	89,111
Commercial loans, held-for-investment
At fair value	71,262	71,262	—	—
At amortized cost	329,431	334,876	343,344	348,305
Trading securities	111,606	111,606	124,555	124,555
Available-for-sale securities	1,267,624	1,267,624	1,558,306	1,558,306
MSRs	139,293	139,293	64,824	64,824
Cash and cash equivalents	269,730	269,730	173,201	173,201
Restricted cash	628	628	398	398
Accrued interest receivable	18,222	18,222	13,475	13,475
Derivative assets	16,417	16,417	7,787	7,787
REO (1)	4,391	4,703	3,661	4,084
Margin receivable (1)	65,374	65,374	31,149	31,149
FHLBC stock (1)	10,688	10,688	—	—
Guarantee asset (1)	7,201	7,201	—	—
Pledged collateral (1)	9,927	9,927	—	—
Liabilities
Short-term debt	$1,793,825	$1,793,825	$862,763	$862,763
Accrued interest payable	8,502	8,502	6,366	6,366
Guarantee obligation	7,201	7,201	—	—
Derivative liabilities	58,331	58,331	18,167	18,167
ABS issued	1,545,119	1,446,605	1,942,962	1,746,906
FHLBC Borrowings	495,860	495,860	—	—
Commercial long-term debt	—	—	49,467	49,467
Commercial secured borrowings	66,707	66,707	—	—
Convertible notes	492,500	492,188	287,500	299,719
Other long-term debt	139,500	101,835	139,500	111,600

(1)	These assets are included in Other Assets on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 5. Fair Value of Financial Instruments - (continued)

During the year ended December 31, 2014, we elected the fair value option for $77 million of residential senior securities, $9 million of residential subordinate securities, $8.81 billion of residential loans (principal balance), $935 million of commercial senior loans (principal balance), $96 million of MSRs, and $7 million of guarantee assets. During the year ended December 31, 2013, we elected the fair value option for $105 million of residential senior securities, $4 million of residential subordinate securities, $7.09 billion of residential loans (principal balance), $505 million of commercial senior loans (principal balance), and $48 million of MSRs. We anticipate electing the fair value option for all future purchases of residential loans and commercial senior loans that we intend to sell to third parties or transfer to securitizations as well as for MSRs purchased or retained from sales of residential loans.

The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis as well as their classification in the fair value hierarchy based on the valuation inputs used to measure their fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2014 (In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Residential loans, at fair value	$1,922,700	$—	$244,716	$1,677,984
Commercial loans, at fair value	237,496	—	—	237,496
Trading securities	111,606	—	—	111,606
Available-for-sale securities	1,267,624	—	—	1,267,624
Derivative assets	16,417	6,654	8,603	1,160
MSRs	139,293	—	—	139,293
Pledged collateral	9,927	9,927	—	—
FHLBC Stock	10,688	10,688	—	—
Guarantee asset	7,201	—	—	7,201
Liabilities
Derivative liabilities	58,331	9,878	48,412	41
Commercial secured borrowings	66,707	—	—	66,707

December 31, 2013 (In Thousands)	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Assets
Residential loans, at fair value	$402,602	$—	$11,502	$391,100
Commercial loans, at fair value	89,111	—	—	89,111
Trading securities	124,555	—	—	124,555
Available-for-sale securities	1,558,306	—	—	1,558,306
MSRs	64,824	—	—	64,824
Derivative assets	7,787	1,139	6,648	—
Liabilities
Derivative liabilities	18,167	1,189	16,599	379

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets							Liabilities
(In Thousands)	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Loan Purchase Commitments(1)	Commercial Secured Borrowings
Beginning balance - December 31, 2013	$391,100	$89,111	$124,555	$1,558,306	$64,824	$—	$(379)	$—
Principal paydowns	(42,657)	(4,157)	(5,934)	(168,308)	—	—	—	(374)
Amortization income	—	—	—	32,774	—	—	—	—
Gains (losses) in net income, net	56,835	22,824	(24,167)	23,412	(21,081)	—	14,527	2,033
Unrealized gains in OCI, net	—	—	—	24,302	—	—	—	—
Acquisitions	5,020,988	937,594	81,545	237,499	95,550	7,201	—	65,048
Sales	(3,746,417)	(807,931)	(64,393)	(440,361)	—	—	—	—
Other settlements, net	(1,865)	55	—	—	—	—	(13,029)	—

Ending balance - December 31, 2014	$1,677,984	$237,496	$111,606	$1,267,624	$139,293	$7,201	$1,119	$66,707

	Assets					Liabilities
(In Thousands)	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Loan Purchase Commitments(1)
Beginning balance - December 31, 2012	$553,576	$—	$33,172	$1,075,581	$5,315	$—
Principal paydowns	(16,166)	(189)	(1,244)	(162,708)	—	—
(Losses) gains in net income, net	(34,650)	8,694	41,074	57,852	11,995	480
Unrealized losses in OCI, net	—	—	—	(21,924)	—	—
Acquisitions	7,090,724	505,151	109,320	785,671	47,514	—
Sales	(7,201,472)	(424,545)	(57,767)	(176,166)	—	—
Other settlements, net	(912)	—	—	—	—	(101)

Ending balance - December 31, 2013	$391,100	$89,111	$124,555	$1,558,306	$64,824	$379

(1)	Loan Purchase Commitments are presented net, and may have an asset or liability beginning or ending balance.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at December 31, 2014, 2013, and 2012. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the years ended December 31, 2014, 2013, and 2012 are not included in this presentation.

Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2014, 2013, and 2012 Included in Net Income

	Included in Net Income Years Ended December 31,
(In Thousands)	2014	2013	2012
Assets
Residential loans, at fair value	$16,512	$(290)	$11,725
Commercial loans, at fair value	3,357	1,501	—
Trading securities	(25,216)	32,496	(14,076)
Available-for-sale securities	(434)	(1,108)	(2,509)
MSRs	(15,239)	14,196	(1,571)
Loan purchase commitments	1,119	—	—
Liabilities
Loan purchase commitments	—	(379)	—
Commercial secured borrowing	2,033	—	—

The following table presents information on assets recorded at fair value on a non-recurring basis at December 31, 2014 and 2013. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our balance sheet at December 31, 2014 and 2013.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

December 31, 2014 (In Thousands)	Carrying Value	Fair Value Measurements Using			Gain (Loss) for Year Ended December 31, 2014
		Level 1	Level 2	Level 3
Assets
Residential loans, at lower of cost or fair value	$1,104	$—	$—	$1,104	$(1)
REO	2,069	—	—	2,069	(320)
Liabilities
Guarantee obligation	7,201	—	—	7,201	—

December 31, 2013 (In Thousands)	Carrying Value	Fair Value Measurements Using			Gain (Loss) for Year Ended December 31, 2013
		Level 1	Level 2	Level 3
Assets
Residential loans, at lower of cost or fair value	$1,145	$—	$—	$1,145	$—
REO	1,518	—	—	1,518	(270)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the years ended December 31, 2014, 2013, and 2012.

Market Valuation Adjustments

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Mortgage banking activities
Residential loans, at fair value	$51,256	$(10,493)	$37,762
Commercial loans, at fair value	20,788	8,694	—
Sequoia IO securities	(23,839)	42,451	(11,702)
Risk management derivatives, net	(31,167)	51,162	(10,609)
Loan purchase and forward sale commitments	13,891	(399)	—

Total mortgage banking activities(1)	30,929	91,415	15,451

MSRs	(21,081)	11,995	(2,014)
Other
Residential loans, at lower of cost or fair value	$56	$38	$623
Commercial loans, at fair value	—	—	241
Residential loans held-for-investment, at fair value	(697)	—	—
Trading securities	(358)	(3,525)	97,867
Impairments on AFS securities	(565)	(1,833)	(2,509)
REO	(894)	(612)	(344)
Other derivative instruments, net	(7,792)	223	(12,581)
ABS issued - Acacia	—	—	(81,758)
Other	104	—	—

Total other	(10,146)	(5,709)	1,539

Total Market Valuation Adjustments, Net	$(298)	$97,701	$14,976

(1)	Income from mortgage banking activities presented above does not include fee income or provisions for repurchases that is a component of mortgage banking activities presented on our consolidated statements of income as these amounts do not represent a market valuation adjustment.

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

December 31, 2014

Note 5. Fair Value of Financial Instruments - (continued)

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.

Fair Value Methodology for Level 3 Financial Instruments

December 31, 2014 (Dollars in Thousands)	Fair Value	Unobservable Input	Range	Weighted Average
Assets
Residential loans, at fair value:
Jumbo fixed rate loans priced to securitization or to whole loan market and uncommitted to sell	$1,231,823	IO discount rate	5 - 8%	7%
		Prepayment rate	10 - 12%	11%
		Senior credit spread	300 - 300 bps	300	bps
		Subordinate credit spread	326 - 326 bps	326	bps
		Credit support	8 - 8%	8%
		Whole loan credit spread	290 - 425 bps	411	bps
Jumbo hybrid loans priced to whole loan market and uncommitted to sell	150,065	Prepayment rate	15 - 15%	15%
		Credit spread	120 - 170 bps	127	bps
Jumbo loans priced to whole loan market and committed to sell	296,096	Committed Sales Price	$102 - 103	$103
Residential loans, held-for-sale	1,104	Loss severity	13 - 30%	20%
Commercial loans, at fair value	237,496	Credit spread	157 - 163 bps	161	bps
		Credit support	23 - 25%	24%
Trading and AFS securities	1,379,230	Discount rate	4 - 12%	6%
		Prepayment speed	1 - 35%	12%
		Default rate	0 - 35%	8%
		Loss severity	20 - 64%	34%
		Credit support	0 - 48%	5%
Guarantee asset	7,201	Discount rate	11 - 11%	11%
		Prepayment speed	5 - 27%	11%
MSRs	139,293	Discount rate	8 - 11%	10%
		Prepayment rate	4 - 60%	12%
		Per loan annual cost to service	$72 - 82	$77
REO	2,069	Loss severity	0 - 100%	39%
Loan purchase commitments, net (1)	1,119	MSR Multiple	0 - 6x	4x
		Pullthrough rate	56 - 99%	83%
Liabilities
Commercial secured financing	66,707	Credit spread	161 - 161 bps	161	bps
		Credit support	23 - 23%	23%

(1)	For the purpose of this presentation loan purchase commitment assets and liabilities are presented net.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 5. Fair Value of Financial Instruments - (continued)

Residential loans

Estimated fair values for residential loans are determined based on either an exit price to securitization or the whole loan market. For loans valued based on an exit to securitization, significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the limited availability of market quotes on newly issued RMBS and related inputs. Relevant market indicators that are factored into the analyses include third-party RMBS sales and pricing points for secondary sales of RMBS we have issued in past periods (which both provide indicative credit spreads), as well as Agency RMBS, indexed swap yields, credit rating agency guidance on expected credit support levels for newly issued RMBS transactions, interest rates, and prepayment speeds (Level 3). These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed or credit support assumptions.

For loans valued based on an exit to the whole loan market, significant inputs in the valuation analysis are predominantly Level 3 in nature. Relevant market indicators that are factored into the analyses include prices on recent sales of our own whole loans (which provide indicative credit spreads), indexed swap yields, interest rates, and prepayment speeds (Level 3). These assets would generally decrease in value based upon an increase in the credit spread assumption.

Estimated fair values for conforming loans are determined based upon quoted market prices (Level 2). Conforming loans are mortgage loans that conform to Agency guidelines. As necessary, these values are adjusted for servicing value, market conditions and liquidity.

Commercial loans

Estimated fair values for senior commercial loans held-for-sale are determined by an exit price to securitization. Certain significant inputs in the valuation analysis are Level 3 in nature. Relevant market indicators that are factored into the analyses include pricing points for current third-party Commercial Mortgage-Backed Securities (“CMBS”) sales, pricing points for secondary sales of CMBS, yields for synthetic instruments that use CMBS bonds as an underlying index, indexed swap yields, credit rating agency guidance on expected credit enhancement levels for newly issued CMBS transactions, and interest rates (Level 3). In certain cases, commercial senior mortgage loans are valued based on third-party offers for the securities for purchase into securitization (Level 2). The estimated fair value of our senior commercial loans would generally decrease based upon an increase in credit spreads or required credit support.

Estimated fair values for mezzanine commercial loans are determined by both market comparable pricing and discounted cash flow analysis valuation techniques (Level 3). Our discounted cash flow models utilize certain significant unobservable inputs including the underwritten net operating income and debt coverage ratio assumptions and actual performance relative to those underwritten metrics as well as estimated market discount rates. An increase in market discount rates would reduce the estimated fair value of the commercial loans.

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

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at December 31, 2014, we received dealer price indications on 86% of our securities, representing 97% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were 2% lower than the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 5. Fair Value of Financial Instruments - (continued)

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

MSRs

MSRs include the rights to service jumbo and conforming residential mortgage loans. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. These inputs include market discount rates, prepayment speeds of serviced loans, and the market cost of servicing. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Estimated fair values are based on applying the inputs to generate the net present value of estimated future MSR income, which is what we believe market participants would use to estimate fair value (Level 3). These discounted cash flow models utilize certain significant unobservable inputs including prepayment rate and discount rate assumptions. An increase in these unobservable inputs will reduce the estimated fair value of the MSRs.

As part of our MSR valuation process, we received a valuation estimate from a third-party valuations firm. In the aggregate, our internal valuation of the MSRs was less than 2% lower than the third-party valuation.

FHLBC Stock

Our FHLBC member subsidiary is required to purchase FHLBC stock under a borrowing agreement between our FHLBC member subsidiary and the FHLBC. Under this agreement, the stock is redeemable at face value, which represents the carrying value and fair value of the stock (Level 1).

Guarantee Asset

The guarantee asset represents the estimated fair value of cash flows we are contractually entitled to receive related to our risk sharing arrangement with Fannie Mae. Significant inputs in the valuation analysis are level 3, due to the nature of this instrument and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant inputs include prepayment speeds and market discount rate (Level 3). An increase in prepayment speed or market discount rate will reduce the estimated fair value of the guarantee asset.

Pledged Collateral

Pledged collateral consists of cash and U.S. Treasury securities held by a custodian in association with certain agreements we have entered into. Treasury securities are carried at their fair value, which is determined using quoted process in active markets (Level 1).

Cash and cash equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. Fair values equal carrying values (Level 1).

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

ABS issued

ABS issued includes asset-backed securities issued through the Sequoia, Residential Resecuritization, and Commercial Securitization entities. These instruments are illiquid in nature and trade infrequently, if at all. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include bid/ask spreads, external spreads, collateral credit losses, interest rates, default rates, loss severities, and collateral prepayment speeds. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These liabilities would generally increase in value based upon a decrease in default rates or loss severity and would generally decrease in value if the prepayment rate or level of credit support were to decrease.

As part of our ABS issued valuation process, we also request and consider indications of value from third-party securities dealers. For purposes of pricing our ABS issued at December 31, 2014, we received dealer price indications on 44% of our ABS issued. In the aggregate, our internal valuations of the ABS issued for which we received dealer price indications were 1% higher than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 5. Fair Value of Financial Instruments - (continued)

Convertible notes

Convertible notes include unsecured convertible and exchangeable senior notes. Fair values are determined using quoted prices in active markets (Level 1).

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

Note 6. Residential Loans

We acquire residential loans from third-party originators. During the years ended December 31, 2014 and 2013, we purchased $8.81 billion and $7.01 billion (principal balance), respectively, of residential loans, for which we elected the fair value option. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at December 31, 2014 and 2013.

December 31, 2014 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value - Conforming	$244,714	$—	$244,714
Fair value - Jumbo	1,096,317	—	1,096,317
Lower of cost or fair value	1,488	—	1,488
Held-for-investment
Fair value - Jumbo	581,668	—	581,668
At amortized cost	—	1,474,386	1,474,386

Total Residential Loans	$1,924,187	$1,474,386	$3,398,573

December 31, 2013 (In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value - Conforming	$11,502	$—	$11,502
Fair value - Jumbo	391,100	—	391,100
Lower of cost or fair value	1,665	—	1,665
Held-for-investment, at amortized cost	—	1,762,167	1,762,167

Total Residential Loans	$404,267	$1,762,167	$2,166,434

As of December 31, 2014, we owned mortgage servicing rights associated with $1.70 billion of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our balance sheet. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 6. Residential Loans - (continued)

Residential Loan Characteristics

The following table presents the geographic concentration of residential loans recorded on our consolidated balance sheets at December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment	Held-for- Investment at FVO	Held-for-Sale	Held-for- Investment	Held-for- Investment at FVO
California	39%	20%	24%	44%	20%	—
Texas	9%	5%	14%	7%	5%	—
Massachusetts	6%	2%	5%	4%	—	—
Virginia	5%	3%	7%	6%	—	—
Washington	5%	2%	4%	6%	—	—
Florida	4%	13%	6%	—	13%	—
New York	2%	8%	3%	3%	9%	—
Georgia	2%	5%	—	1%	5%	—
Colorado	—	—	8%
Other states (none greater than 5%)	28%	42%	29%	29%	48%	—

Total	100%	100%	100%	100%	100%	—

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 6. Residential Loans - (continued)

The following table displays the loan product type and accompanying loan characteristics of residential loans recorded on our consolidated balance sheets at December 31, 2014 and 2013.

December 31, 2014 (In Thousands)
Loan Balance	Number of Loans	Interest Rate (1)	Maturity Date	Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment:
ARM loans:
$0 to $250	3,400	0.25% to 5.5%	12/2012 - 11/2035	$400,779	$14,604	$16,332
$251 to $500	1,041	0% to 5.63%	12/2013 - 05/2036	360,848	14,536	13,955
$501 to $750	328	0.5% to 4.66%	08/2013 - 09/2035	198,661	7,218	12,862
$751 to $1,000	162	0.25% to 2.38%	02/2019 - 07/2035	143,687	2,396	9,262
over $1,000	132	0% to 2.63%	01/2022 - 05/2036	207,539	2,494	16,106

	5,063			1,311,514	41,248	68,517

Hybrid ARM loans:
$0 to $250	3	2.63% to 2.63%	09/2033 - 03/2034	364	—	—
$251 to $500	26	2.5% to 5.15%	07/2033 - 12/2039	10,056	—	319
$501 to $750	23	2.5% to 4.65%	07/2033 - 09/2040	14,711	—	—
$751 to $1,000	11	2.5% to 4.8%	07/2033 - 12/2040	9,393	—	—
over $1,000	7	2.5% to 4.95%	09/2033 - 11/2040	11,786	—	—

	70			46,310	—	319

Fixed loans:
$0 to $250	7	3.70% to 4.9%	04/2039 - 02/2041	1,040	—	—
$251 to $500	42	3.45% to 5.13%	02/2039 - 07/2041	17,574	—	—
$501 to $750	71	3.65% to 5.25%	02/2039 - 08/2041	42,609	—	—
$751 to $1,000	38	4.2% to 5.25%	08/2040 - 08/2041	32,966	—	726
over $1,000	24	4.3% to 5.38%	09/2040 - 06/2041	31,200	—	—

	182			125,389	—	726

Total Held-for-Investment	5,315			$1,483,213	$41,248	$69,562

Held-for-Investment at fair value:
Hybrid ARM loans
$251 to $500	29	2.38% to 3.75%	01/2044 - 10/2044	$12,487	$—	$—
$501 to $750	80	2.38% to 4.25%	02/2044 - 11/2044	49,085	619	—
$751 to $1,000	51	2.38% to 3.75%	05/2043 - 11/2044	43,835	—	—
over $1,000	14	2.38% to 3.25%	03/2044 - 11/2044	17,720	—	—

	174			123,127	619	—

Fixed loans
$0 to $250	1	4.13% to 4.13%	07/2044 - 07/2044	75	—	—
$251 to $500	158	3.13% to 4.75%	01/2029 - 12/2044	72,931	894	—
$501 to $750	272	3.13% to 5%	04/2029 - 12/2044	165,574	624	—
$751 to $1,000	136	3.13% to 4.88%	01/2029 - 12/2044	116,892	—	—
over $1,000	63	3.25% to 5%	01/2024 - 12/2044	87,773	—	—

	630			443,245	1,518	—

Total Held-for-Investment	804			$566,372	$2,137	$—

Held-for-Sale:
ARM loans
$66 to $359	8	1.88% to 2.25%	11/2032 - 10/2033	$1,286	$170	$471
Hybrid ARM loans
$252 to $1,985	109	2.63% - 4%	06/2037 - 01/2045	84,271	—	—
Fixed loans
$75 to $2,496	2,165	2.88% - 5%	12/2024 - 01/2045	1,219,936	1,178	—

Total Held-for-Sale	2,282			$1,305,493	$1,348	$471

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 6. Residential Loans - (continued)

December 31, 2013 (In Thousands)
Loan Balance	Number of Loans	Interest Rate(1)	Maturity Date	Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment:
ARM loans:
$0 to $250	3,917	0.25% to 6.45%	12/2012 - 11/2035	$449,458	$16,038	$16,856
$251 to $500	1,231	-0.13% to 5.63%	07/2013 - 05/2036	428,503	14,111	15,775
$501 to $750	395	0.50% to 4.66%	08/2013 - 09/2035	240,407	8,951	14,527
$751 to $1,000	191	0.25% to 2.25%	09/2022 - 07/2035	170,454	3,108	7,886
over $1,000	169	-0.13% to 2.38%	02/2019 - 05/2036	269,153	5,309	23,340

	5,903			1,557,975	47,517	78,384

Hybrid ARM loans:
$0 to $250	2	2.63% to 4.25%	10/2033 - 07/2039	428	—	—
$251 to $500	34	2.63% to 5.15%	07/2033 - 07/2040	13,491	335	350
$501 to $750	26	2.63% to 4.75%	07/2033 - 09/2040	16,376	597	—
$751 to $1,000	20	2.63% to 4.88%	07/2033 - 12/2040	16,592	—	—
over $1,000	10	2.63% to 4.95%	09/2033 - 11/2040	15,662	—	—

	92			62,549	932	350

Fixed loans:
$0 to $250	9	3.70% to 4.90%	04/2039 - 02/2041	1,529	—	—
$251 to $500	40	3.45% to 5.63%	02/2039 - 07/2041	16,929	—	—
$501 to $750	86	3.65% to 5.25%	02/2039 - 08/2041	52,642	—	—
$751 to $1,000	47	4.20% to 5.25%	08/2040 - 08/2041	41,225	—	—
over $1,000	29	4.00% to 5.38%	09/2040 - 06/2041	37,954	—	—

	211			150,279	—	—

Total Held-for-Investment	6,206			$1,770,803	$48,449	$78,734

Held-for-Sale:
ARM loans	9	1.88% to 2.50%	11/2032 - 10/2033	$1,490	$166	$352
Hybrid ARM loans	114	2.38% to 4.63%	06/2037 - 01/2044	91,976	—	—
Fixed loans	424	3.13% to 5.63%	06/2037 - 01/2044	307,407	—	—

Total Held-for-Sale	547			$400,873	$166	$352

(1)	Rate is net of servicing fee for consolidated loans for which we do not own the MSR. For borrowers whose current rate is less than the applicable servicing fee, the rate shown in the table above is zero.

Residential Loans Held-for-Sale

Residential Loans at Fair Value

At December 31, 2014 and 2013, there were 2,273 and 537 residential loans at fair value, respectively, with an aggregate outstanding principal balance of $1.30 billion and $399 million, respectively, and an aggregate fair value of $1.34 billion and $403 million, respectively. During the years ended December 31, 2014 and 2013, we recorded positive $51 million and negative $10 million of valuation adjustments, respectively, on residential loans for which we elected the fair value option through mortgage banking activities, a component of our consolidated statements of income.

Residential Loans at Lower of Cost or Fair Value

At December 31, 2014, there were nine residential loans at lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $2 million. At December 31, 2013, there were 10 residential loans at lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $2 million. During the years ended December 31, 2014 and 2013, we recorded valuation adjustments for residential loans held-for-sale of positive $56 thousand and positive $38 thousand, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 6. Residential Loans - (continued)

Residential Loans Held-for-Investment

Residential Loans at Fair Value

During the year ended December 31, 2014, we transferred loans with a principal balance of $574 million from held-for-sale at fair value to held-for-investment at fair value. As of December 31, 2014, $564 million of held-for-investment loans at fair value were pledged as collateral under the FHLBC borrowing agreement and our current intention is to hold these loans for investment.

Residential Loans at Amortized Cost

The following table details the carrying value for residential loans held-for-investment at amortized cost at December 31, 2014 and 2013. These loans are owned at Sequoia securitization entities that we consolidate for financial reporting purposes.

(In Thousands)	December 31, 2014	December 31, 2013
Principal balance	$1,483,213	$1,770,803
Unamortized premium, net	12,511	16,791

Recorded investment	1,495,724	1,787,594
Allowance for loan losses	(21,338)	(25,427)

Carrying Value	$1,474,386	$1,762,167

Of the $1.48 billion of principal balance and $13 million of unamortized premium on loans held-for-investment at December 31, 2014, $598 million of principal balance and $8 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. During 2014, 18% of these residential loans prepaid and we amortized 30% of the premium based upon the accounting elections we apply. For residential loans acquired after July 1, 2004, the principal balance was $889 million and the unamortized premium was $5 million. During 2014, 15% of these loans prepaid and we amortized 18% of the premium.

Of the $1.77 billion of principal balance and $17 million of unamortized premium on loans held-for-investment at December 31, 2013, $731 million of principal balance and $11 million of unamortized premium relate to residential loans acquired prior to July 1, 2004. For residential loans acquired after July 1, 2004, the principal balance was $1.04 billion and the unamortized premium was $6 million.

Credit Characteristics of Residential Loans Held-for-Investment

As a percentage of our recorded investment, 99% of residential loans held-for-investment at December 31, 2014, were first lien, predominately prime-quality loans at the time of origination. The remaining 1% of loans were second lien, home equity lines of credit. The weighted average original LTV ratio for our residential loans held-for-investment outstanding at December 31, 2014, was 66%. The weighted average FICO score for the borrowers of these loans was 733 at the time the loans were originated.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 6. Residential Loans - (continued)

We consider the year of origination of our residential loans held-for-investment to be a general indicator of credit performance as loans originated in specific years have often possessed similar product and credit characteristics. The following table displays our recorded investment in residential loans held-for-investment at December 31, 2014 and 2013, organized by year of origination.

(In Thousands)	December 31, 2014	December 31, 2013
2003 & Earlier	$717,783	$881,364
2004	437,221	513,458
2005	58,931	62,675
2006	135,872	149,776
2007	—	—
2008	—	—
2009	17,943	25,860
2010	76,944	92,728
2011	51,030	61,733

Total Recorded Investment	$1,495,724	$1,787,594

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

Activity in the Allowance for Loan Losses on Residential Loans

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2014, 2013, and 2012.

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Balance at beginning of period	$25,427	$28,504	$66,881
Charge-offs, net	(4,966)	(4,525)	(11,903)
Provision for loan losses	877	1,448	171
Deconsolidation adjustment	—	—	(26,645)

Balance at End of Period	$21,338	$25,427	$28,504

During the year ended December 31, 2014 there were $5 million of charge-offs of residential loans that reduced our allowance for loan losses. These charge-offs arose from $21 million of defaulted loan principal. During the years ended December 31, 2013 and 2012, there were $5 million and $12 million of charge-offs of residential loans, respectively, that arose from $14 million and $33 million of defaulted loan principal, respectively.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 6. Residential Loans - (continued)

The following table summarizes the balances for loans collectively evaluated for impairment at December 31, 2014 and 2013.

(In Thousands)	December 31, 2014	December 31, 2013
Principal balance	$1,466,819	$1,762,165
Recorded investment	1,479,667	1,779,161
Related allowance	19,840	24,762

The following table summarizes the recorded investment and past due status of residential loans collectively evaluated for impairment at December 31, 2014 and 2013.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
December 31, 2014	$28,484	$8,464	$69,223	$1,373,496	$1,479,667
December 31, 2013	34,187	13,248	79,010	1,652,716	1,779,161

Residential Loans Individually Evaluated for Impairment

As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, a number of loan modifications have been completed. For the years ended December 31, 2014, 2013, and 2012, all of the loan modifications determined to be TDRs were either: (i) conversions of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reductions in the contractual interest rates of a mortgage loan paired with capitalization of accrued interest; or (iii) principal forgiveness paired with interest rate reductions.

The following table presents the details of the loan modifications determined to be TDRs for the years ended December 31, 2014, 2013, and 2012.

	Years Ended December 31,
(Dollars in Thousands)	2014	2013	2012
TDRs
Number of modifications	28	12	15
Pre-modification outstanding recorded investment	$8,652	$2,939	$6,603
Post-modification outstanding recorded investment	8,639	2,838	6,540
Loan modification effect on net interest income after provision and other MVA	(2,214)	(863)	(1,448)
TDRs that Subsequently Defaulted
Number of modifications	7	6	10
Recorded investment	$3,427	$1,462	$5,078

If we determine that a restructured loan is a TDR, we remove it from the general loan pools used for determining the allowance for residential loan losses and assess it for impairment on an individual basis. This assessment is based primarily on whether an adverse change in the expected future cash flows resulted from the restructuring. The average recorded investment of loans individually evaluated for impairment for the years ended December 31, 2014, 2013, and 2012, was $13 million, $7 million, and $14 million, respectively. For the years ended December 31, 2014, 2013 and 2012, we recorded interest income of $129 thousand, $123 thousand and $297 thousand, respectively, on individually impaired loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 6. Residential Loans - (continued)

The following table summarizes the balances for loans individually evaluated for impairment, all of which had an allowance, at December 31, 2014 and 2013.

(In Thousands)	December 31, 2014	December 31, 2013
Principal balance	$16,394	$8,638
Recorded investment	16,057	8,433
Related allowance	1,498	665

The following table summarizes the recorded investment and past due status of residential loans individually evaluated for impairment at December 31, 2014 and 2013.

(In Thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Current	Total Loans
December 31, 2014	$2,419	$2,295	$1,015	$10,328	$16,057
December 31, 2013	1,560	—	567	6,306	8,433

Note 7. Commercial Loans

We invest in commercial loans that we originate as well as loans that we acquire from third-party originators. The following table summarizes the classifications and carrying value of commercial loans at December 31, 2014 and 2013.

(In Thousands)	December 31, 2014	December 31, 2013
Held-for-sale, at fair value	$166,234	$89,111
Held-for-investment
At fair value	71,262	—
At amortized cost	329,431	343,344

Total Commercial Loans	$566,927	$432,455

Of the held-for-investment commercial loans shown above at December 31, 2014 and 2013, $195 million and $258 million, respectively, were financed through the Commercial Securitization entity, as discussed in Note 4.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 7. Commercial Loans - (continued)

Commercial Loan Characteristics

The following table displays the geographic concentration of commercial loans recorded on our consolidated balance sheets at December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment	Held-for-Sale	Held-for- Investment
Washington, District of Columbia	25%	—	—	—
Michigan	18%	8%	—	8%
Colorado	17%	—	—	—
Connecticut	10%	—	—	—
Texas	9%	—	—	7%
Maryland	7%	—	—	—
California	6%	19%	—	21%
Florida	—	17%	—	10%
New York	—	18%	39%	19%
North Carolina	—	6%	28%	—
New Jersey	—	—	13%	—
Ohio	—	—	8%	—
Indiana	—	—	6%	—
Illinois	—	—	6%	6%
Other states (none greater than 5%)	8%	32%	—	29%

Total	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 7. Commercial Loans - (continued)

The following table displays the loan product type and accompanying loan characteristics of commercial loans recorded on our consolidated balance sheets at December 31, 2014 and 2013.

December 31, 2014 (In Thousands)
Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment:
Fixed-rate loans:
$0 to $5,000	37	9.50% to 12.50%	8/2016 - 12/2024	$102,994	$—	$—
$5,001 to $10,000	14	4.43% to 11.00%	4/2015 - 1/2025	109,551	—	—
$10,001 to $15,000	2	9.50% to 9.50%	1/2018 - 6/2021	24,874	—	—
$15,001 to $20,000	2	10.0% to 11.00%	6/2016 - 6/2022	37,700	—	—
$25,001 to $30,000	1	10.00%	10/2016	25,629	—	—

	56			300,748	—	—

ARM loans:
$5,001 to $10,000	2	10.80% to 12.00%	2/2015 - 10/2016	15,478	—	—
$10,001 to $15,000	2	9.16% to 11.20%	11/2014 - 8/2016	25,524	—	—

	4			41,002	—	—

Total Held-for-Investment	60			$341,750	$—	$—

Held-for-Investment, at fair value:
Fixed-rate loans:
$0 to $5,000	3	10.00% to 10.00%	12/2023 to 4/2024	$4,555	$—	$—
$10,001 to $15,000	1	4.95% to 4.95%	1/2024	11,399	—	—
$20,001 to $25,000	1	4.83% to 4.83%	12/2023	22,102	—	—
$25,001 to $30,000	1	4.79%	4/2024	29,500	—	—

	6			$67,556	$—	$—

Held-for-Sale
Fixed-rate loans:	13	4.19% to 4.79%	12/2024 to 1/2045	$162,790	$—	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 7. Commercial Loans - (continued)

December 31, 2013 (In Thousands)
Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment:
Fixed-rate loans:
$0 to $5,000	24	9.75% to 12.50%	8/2016 - 1/2024	$70,597	$—	$—
$5,001 to $10,000	15	4.43% to 12.25%	4/2015 - 6/2023	112,887	—	—
$10,001 to $15,000	3	9.50% to 10.00%	6/2015 - 6/2021	35,463	—	—
$15,001 to $20,000	2	10.50% to 11.00%	6/2016 - 6/2022	37,700	—	—
$20,001 to $25,000	1	9.50%	12/2014	21,500	—	—
$25,001 to $30,000	1	10.00%	10/2016	25,839	—	—

	46			303,986	—	—

ARM loans:
$5,001 to $10,000	2	10.80% to 12.00%	2/2015 - 10/2016	15,497	—	—
$10,001 to $15,000	1	11.20%	11/2014	14,598	—	—
$15,001 to $20,000	1	11.99%	8/2014	19,250	—	—

	4			49,345	—	—

Total Held-for-Investment	50			$353,331	$—	$—

Held-for-Sale
Fixed-rate loans:	7	4.79% to 5.52%	12/2023 - 1/2024	$87,650	$—	$—

Commercial Loans Held-for-Sale, at Fair Value

Commercial loans held-for-sale include loans we originate and intend to sell to third parties. At December 31, 2014, there were 13 senior commercial mortgage loans at fair value, with an aggregate outstanding principal balance of $163 million and an aggregate fair value of $166 million. During the year ended December 31, 2014, we acquired $904 million (principal balance) of senior commercial loans for which we elected the fair value option and sold $791 million to third parties. During the year ended December 31, 2014, we recorded $21 million of positive valuation adjustments on senior commercial mortgage loans for which we elected the fair value option through mortgage banking activities on our consolidated statements of income.

At December 31, 2013, there were seven senior commercial loans at fair value, with an aggregate outstanding principal balance of $88 million and an aggregate fair value of $89 million. During the year ended December 31, 2013, we acquired $659 million (principal balance) of senior commercial loans for which we elected the fair value option and sold $597 million to third parties. During the year ended December 31, 2013, we recorded $9 million of positive valuation adjustments on commercial loans for which we elected the fair value option through mortgage banking activities, a component of our consolidated statements of income.

Prior to December 31, 2012 commercial loans included loans owned at consolidated Acacia securitization entities. We deconsolidated the Acacia entities in the fourth quarter of 2012. During the year ended December 31, 2012, we recorded less than $1 million of positive valuation adjustments on commercial loans through other market valuation adjustments, on our consolidated statements of income.

Commercial Loans Held-for-Investment

Commercial Loans Held-for-Investment, at Fair Value

Commercial loans held-for-investment at fair value include loans we hold for investment for which we have elected the fair value option. At December 31, 2014, we held three of these commercial loans, with an aggregate outstanding principal balance of $68 million and an aggregate fair value of $71 million. During the year ended December 31, 2014, we originated and funded commercial loans for $31 million and recorded $2 million of positive valuation adjustments on commercial loans held-for-investment at fair value through mortgage banking activities, a component of our consolidated income statement. We did not have any commercial loans held-for-investment at fair value at December 31, 2013.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 7. Commercial Loans - (continued)

Commercial Loans Held-for-Investment, at Amortized Cost

Commercial loans held-for-investment at amortized cost include loans we originate and preferred equity investments we make or, in either case, acquire from third parties. As of December 31, 2014, these loans primarily include mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.

The following table provides additional information for our commercial loans held-for-investment at December 31, 2014 and 2013.

(In Thousands)	December 31, 2014	December 31, 2013
Principal balance	$341,750	$353,331
Unamortized discount, net	(4,862)	(2,614)

Recorded investment	336,888	350,717
Allowance for loan losses	(7,457)	(7,373)

Carrying Value	$329,431	$343,344

At December 31, 2014, there were 60 commercial loans held-for-investment with an outstanding principal balance of $342 million and a carrying value of $329 million. Of the $337 million of recorded investment in commercial loans held-for-investment at December 31, 2014, 17% was originated in 2014, 17% was originated in 2013, 36% was originated in 2012, 26% was originated in 2011 and 4% was originated in 2010. During the year ended December 31, 2014, we originated or acquired $59 million (principal balance) of commercial loans held-for-investment and received repayments of $71 million. In connection with certain loan prepayments, we received $1.5 million of yield maintenance fees during the year ended December 31, 2014. As of December 31, 2014, $195 million of commercial loans held-for-investment were financed through the Commercial Securitization as discussed in Note 4.

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

Allowance for Loan Losses on Commercial Loans

For commercial loans classified as held-for-investment at amortized cost, we establish and maintain an allowance for loan losses. The allowance includes a component for loans collectively evaluated for impairment and a component for loans individually evaluated for impairment.

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

(In Thousands)	December 31, 2014	December 31, 2013
Pass	$316,122	$309,792
Watch list	25,628	43,539

Total Commercial Loans Held-for-Investment	$341,750	$353,331

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 7. Commercial Loans - (continued)

Activity in the Allowance for Loan Losses on Commercial Loans

The following table summarizes the activity in the allowance for commercial loan losses for the years ended December 31, 2014, 2013, and 2012.

	Year Ended December 31,
(In Thousands)	2014	2013	2012
Balance at beginning of period	$7,373	$4,084	$608
Charge-offs, net	—	—	—
Provision for loan losses	84	3,289	3,476

Balance at End of Period	$7,457	$7,373	$4,084

Commercial Loans Collectively Evaluated for Impairment

At December 31, 2014 and 2013, all of our commercial loans collectively evaluated for impairment were current. The following table summarizes the balances for loans collectively evaluated for impairment at December 31, 2014 and 2013.

(In Thousands)	December 31, 2014	December 31, 2013
Principal balance	$341,750	$353,331
Recorded investment	336,888	350,717
Related allowance	7,457	7,373

Commercial Loans Individually Evaluated for Impairment

We did not have any loans individually evaluated for impairment for either of the years ended December 31, 2014 or 2013.

Note 8. Real Estate Securities

We invest in residential mortgage-backed securities. The following table presents the fair values of our real estate securities by collateral type at December 31, 2014 and 2013.

(In Thousands)	December 31, 2014	December 31, 2013
Trading	$111,606	$124,555
Available-for-sale	1,267,624	1,558,306

Total Real Estate Securities	$1,379,230	$1,682,861

Our real estate securities herein are presented in accordance with their general position within a securitization structure based on their rights to cash flows. Senior securities are those interests in a securitization that generally have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior security interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior interest, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 8. Real Estate Securities - (continued)

Trading Securities

We elected the fair value option for certain securities at Redwood and, previously, the Acacia entities, and classify them as trading securities. At December 31, 2014, our trading securities included $96 million of interest-only securities, for which there is no principal balance, $6 million of senior securities and $10 million of residential subordinate securities. The unpaid principal balance of residential senior and subordinate securities classified as trading was $6 million and $21 million, respectively, at December 31, 2014.

The following table presents trading securities by collateral type and ownership entity at December 31, 2014 and 2013.

(In Thousands)	December 31, 2014	December 31, 2013
Senior Securities
Prime	$93,802	$110,505
Non-prime	7,951	9,070

Total Senior Securities	101,753	119,575
Prime Subordinate Securities	9,853	4,980

Total Trading Securities	$111,606	$124,555

AFS Securities

The following table presents the fair value of our available-for-sale securities held at Redwood by collateral type at December 31, 2014 and 2013.

(In Thousands)	December 31, 2014	December 31, 2013
Senior Securities
Prime	$307,813	$662,306
Non-prime	179,744	193,386

Total Senior Securities	487,557	855,692
Re-REMIC Securities	168,347	176,376
Subordinate Securities
Prime Mezzanine (1)	448,838	384,849
Subordinate (2)	162,882	141,389

Total Subordinate Securities	611,720	526,238

Total AFS Securities	$1,267,624	$1,558,306

(1)	Mezzanine includes securities initially rated AA, A, and BBB- and issued in 2012 or later.
(2)	Subordinate securities includes less than $1 million of non-prime securities at both December 31, 2014 and 2013.

The senior securities shown above at December 31, 2014 and 2013, included $105 million and $131 million, respectively, of prime securities, and $117 million and $132 million, respectively, of non-prime securities that were financed through the Residential Resecuritization entity, as discussed in Note 4.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 8. Real Estate Securities - (continued)

At December 31, 2014, there were $8 million of AFS residential securities with contractual maturities less than five years, $2 million of AFS residential securities with contractual maturities greater than five years but less than ten years, and the remainder of our real estate securities had contractual maturities greater than ten years.

The following table presents the components of carrying value (which equals the fair value) of residential AFS securities at December 31, 2014 and 2013.

Carrying Value of Residential AFS Securities

December 31, 2014 (In Thousands)	Senior
	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$311,573	$196,258	$195,098	$742,150	$1,445,079
Credit reserve	(3,660)	(9,644)	(15,202)	(41,561)	(70,067)
Unamortized discount, net	(34,782)	(31,491)	(79,611)	(150,458)	(296,342)

Amortized cost	273,131	155,123	100,285	550,131	1,078,670
Gross unrealized gains	35,980	24,682	68,062	63,026	191,750
Gross unrealized losses	(1,298)	(61)	—	(1,437)	(2,796)

Carrying Value	$307,813	$179,744	$168,347	$611,720	$1,267,624

December 31, 2013 (In Thousands)	Senior
	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$670,051	$218,603	$214,046	$706,292	$1,808,992
Credit reserve	(10,144)	(13,840)	(30,429)	(62,457)	(116,870)
Unamortized discount, net	(44,133)	(36,882)	(80,188)	(137,266)	(298,469)

Amortized cost	615,774	167,881	103,429	506,569	1,393,653
Gross unrealized gains	47,980	25,654	72,947	41,205	187,786
Gross unrealized losses	(1,448)	(149)	—	(21,536)	(23,133)

Carrying Value	$662,306	$193,386	$176,376	$526,238	$1,558,306

The following table presents the changes for years ended December 31, 2014 and 2013, of the unamortized discount and designated credit reserves on residential AFS securities.

Changes in Unamortized Discount and Designated Credit Reserves on Residential AFS Securities

	Year Ended December 31, 2014		Year Ended December 31, 2013
(In Thousands)	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
Beginning balance	$116,870	$298,469	$187,032	$203,421
Amortization of net discount	—	(42,835)	—	(34,943)
Realized credit losses	(11,501)	—	(21,971)	—
Acquisitions	3,581	15,348	13,604	92,124
Sales, calls, other	(2,555)	(11,533)	(19,868)	(5,894)
Impairments	565	—	1,834	—
Transfers to (release of) credit reserves, net	(36,893)	36,893	(43,761)	43,761

Ending Balance	$70,067	$296,342	$116,870	$298,469

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 8. Real Estate Securities - (continued)

Residential AFS Securities with Unrealized Losses

The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at December 31, 2014 and 2013.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
(In Thousands)	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
December 31, 2014	$126,681	$(1,374)	$125,307	$70,676	$(1,422)	$69,254
December 31, 2013	607,030	(21,195)	585,835	19,828	(1,938)	17,890

At December 31, 2014, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 290 AFS securities, of which 31 were in an unrealized loss position and 10 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2013, our consolidated balance sheet included 303 AFS securities, of which 76 were in an unrealized loss position and five were in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Other-than-Temporary Impairments

Gross unrealized losses on our AFS securities were $3 million at December 31, 2014. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At December 31, 2014, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.

During 2014, we recognized OTTI losses of $5 million related to our AFS securities, of which $1 million was determined to be credit related and recorded in other market valuation adjustments in our consolidated statements of income and the remainder was determined to be non-credit related and recorded through accumulated other comprehensive income (loss) on our consolidated balance sheets. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.

The table below summarizes the significant valuation assumptions we used for our AFS securities at December 31, 2014.

Significant Assumptions

Range for Securities
December 31, 2014	Prime	Non-prime
Prepayment rates	8 - 15%	10 - 10%
Loss severity	20 - 52%	35 - 35%
Projected losses	1 - 22%	15 - 15%

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 8. Real Estate Securities - (continued)

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at December 31, 2014, 2013, and 2012, for which a portion of an OTTI was recognized in other comprehensive income.

Activity of the Credit Component of Other-than-Temporary Impairments

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Balance at beginning of period	$37,149	$50,852	$78,126
Additions
Initial credit impairments	261	137	325
Subsequent credit impairments	70	—	552
Reductions
Securities sold, or expected to sell	(922)	(5,811)	(10,024)
Securities with no outstanding principal at period end	(2,709)	(8,029)	(18,127)

Balance at End of Period	$33,849	$37,149	$50,852

Gross Realized Gains and Losses on AFS Securities

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains on sales and calls of AFS securities for the years ended December 31, 2014, 2013, and 2012.

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Gross realized gains - sales	$15,030	$24,613	$33,909
Gross realized gains - calls	1,600	366	142
Gross realized losses - sales	(2,713)	(214)	(1,600)
Gross realized losses - calls	—	—	—

Total Realized Gains on Sales and Calls of AFS Securities, net	$13,917	$24,765	$32,451

Note 9. Mortgage Servicing Rights

We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the fair value of MSRs and the aggregate principal amounts of associated loans at December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Mortgage Servicing Rights
Conforming Loans	$81,301	$7,705,146	$3,331	$308,258
Jumbo Loans	57,992	5,962,784	61,493	5,483,500

Total Mortgage Servicing Rights	$139,293	$13,667,930	$64,824	$5,791,758

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 9. Mortgage Servicing Rights - (continued)

The following table presents activity for MSRs for the years ended December 31, 2014 and 2013.

MSR Activity

	Years Ended December 31,
(In Thousands)	2014	2013
Balance at beginning of period	$64,824	$5,315
Additions	95,550	47,514
Changes in fair value due to:
Changes in assumptions (1)	(12,467)	15,719
Other changes (2)	(8,614)	(3,724)

Balance at End of Period	$139,293	$64,824

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we acquire and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. We hold our MSR investments at our taxable REIT subsidiary. The following table details the retention and purchase of MSRs during the years ended December 31, 2014.

MSR Additions

(In Thousands)	December 31, 2014		December 31, 2013
	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Jumbo MSR additions:
From securitization	$8,518	$1,002,235	$42,920	$4,787,264
From loan sales	488	58,793	1,092	124,359

Total jumbo MSR additions	9,006	1,061,028	44,012	4,911,623
Conforming MSR additions:
From loan sales	$38,995	$3,618,256	$52	$5,107
From purchases	47,549	3,993,387	3,450	306,669

Total conforming MSR additions	86,544	7,611,643	3,502	311,776

Total MSR additions	$95,550	$8,672,671	$47,514	$5,223,399

MSR Income

The following table presents the income from MSRs.

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Servicing income
Income	$19,362	$9,239	$807
Cost of sub-servicer	(1,834)	(925)	(184)

Net servicing income	17,528	8,314	623
Market valuation adjustments	(21,081)	11,995	(2,014)
MSR provision for repurchases	(708)	—	—

MSR income (loss)	$(4,261)	$20,309	$(1,391)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 10. Derivative Financial Instruments

The following table presents the fair value and notional amount of derivative financial instruments held by us at December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
(In Thousands)	Fair Value	Notional Amount	Fair Value	Notional Amount
Assets - Cash Flow Hedges
Interest rate swaps	—	—	—	—
Assets - Risk Management Derivatives
Interest rate swaps	$—	$—	$5,972	$268,000
TBAs	6,654	1,074,000	1,138	241,000
Futures	—	—	—	—
Swaptions	7,006	575,000	595	340,000
Credit default index swaps	1,597	50,000	—	—
Assets - Other Derivatives
Loan purchase commitments	1,160	288,467	—	360
Loan forward sale commitments	—	—	81	10,000

Total Assets	$16,417	$1,987,467	$7,786	$859,360

Liabilities - Cash Flow Hedges
Interest rate swaps	$(46,845)	$139,500	$(16,519)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(1,328)	206,000	(80)	50,500
TBAs	(9,506)	1,110,000	(661)	235,000
Futures	(372)	90,000	(528)	162,000
Liabilities - Other Derivatives
Loan purchase commitments	(41)	27,324	(379)	42,562
Loan forward sale commitments	(239)	102,793	—	—

Total Liabilities	$(58,331)	$1,675,617	$(18,167)	$629,562

Total Derivative Financial Instruments, Net	$(41,914)	$3,663,084	$(10,381)	$1,488,922

Risk Management Derivatives

To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At December 31, 2014, we were party to interest rate agreements with an aggregate notional amount of $920 million, TBA contracts sold with an aggregate notional amount of $2.2 billion and financial futures contracts with an aggregate notional amount of $90 million. Net market valuation adjustments on risk management derivatives related to unsecuritized loans we own or plan to acquire were negative $31 million, positive $51 million, and negative $11 million for the years ended December 31, 2014, 2013, and 2012, respectively. Net market valuation adjustments on risk management derivatives related to other investments, including MSR’s and certain real estate securities, were negative $7.8 million, positive $0.2 million, and negative $12.6 million for the years ending December 31, 2104, 2013, and 2012 respectively.

Loan Purchase and Forward Sale Commitments

LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. Net valuation adjustments on LPCs and FSCs were positive $14 million and negative $1 million for the years ended December 31, 2014 and 2013, respectively, and are reported on our consolidated statements of income in mortgage banking activities.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 10. Derivative Financial Instruments - (continued)

Derivatives Designated as Cash Flow Hedges

To manage the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.

For the years December 31, 2014, 2013, and 2012, these cash flow hedges changed in value by negative $30 million, positive $32 million, and positive $4 million, respectively, which was recorded in accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $30 million and $16 million at December 31, 2014 and 2013, respectively. For the years ended December 31, 2014, 2013, and 2012, we reclassified less than $1 million, less than $1 million, and $15 million, respectively, of unrealized losses on derivatives to interest expense. Concurrent with the derecognition of Acacia assets and liabilities in 2012, we accelerated our amortization of net unrealized losses on interest rate agreements and recognized interest expense of $11 million. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated statements of income, over the remaining life of the hedged liabilities.

The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the years ended December 31, 2014, 2013, and 2012.

Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Year Ended December 31,
(In Thousands)	2014	2013	2012
Net interest expense on cash interest rate agreements	$(5,951)	$(5,889)	$(5,805)
Realized expense due to ineffective portion of cash flow hedges	—	—	(34)
Realized net losses reclassified from other comprehensive income	(164)	(281)	(14,820)

Total Interest Expense	$(6,115)	$(6,170)	$(20,659)

Derivative Counterparty Credit Risk

We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties that is not a clearinghouse must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements or other similar agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review non-clearinghouse derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA or other agreements with us; or (ii) do not meet internally established guidelines regarding creditworthiness. Our ISDA and similar agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. With respect to certain of our derivatives, clearing and settlement is through one or more clearinghouses, which may be substituted as a counterparty. Clearing and settlement of derivative transactions through a clearinghouse is also intended to reduce specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments. At December 31, 2014, we assessed this risk as remote and did not record a specific valuation adjustment.

At December 31, 2014, we had outstanding derivative agreements with six counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 11. Other Assets and Accrued Expense and Other Liabilities

Other Assets

Other assets at December 31, 2014 and 2013 are summarized in the following table.

(In Thousands)	December 31, 2014	December 31, 2013
Margin receivable	$65,374	$31,149
FHLBC stock	10,688	—
Pledged collateral	9,927	—
Guarantee asset	7,201	—
Deposits	5,000	5,000
REO	4,391	3,661
Prepaid expenses	3,372	1,850
Fixed assets and leasehold improvements (1)	3,008	1,232
Other	4,935	10,748

Total Other Assets	$113,896	$53,640

(1)	Fixed assets have a basis of $5 million and accumulated depreciation of $3 million.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2014 and 2013 are summarized in the following table.

(In Thousands)	December 31, 2014	December 31, 2013
Accrued compensation	$19,273	$22,160
Guarantee obligation	7,201	—
Derivative margin payable	6,455	4,700
Residential repurchase reserve	3,724	1,771
Accrued operating expenses	2,758	4,291
Legal reserve	2,000	12,000
Income tax payable	—	1,337
Other	10,833	2,445

Total Other Liabilities	$52,244	$48,704

Margin Receivable

Margin receivable resulted from margin calls from our swap, master repurchase agreements, and warehouse facilities counterparties that required us to post collateral.

Guarantee Asset, Pledged Collateral, and Guarantee Obligation

The pledged collateral, guarantee asset, and guarantee obligation presented in the tables above are related the risk sharing arrangement we entered into with Fannie Mae in the fourth quarter of 2014. Additional information on this transaction is included in Note 3 under the heading Other Assets and Liabilities.

All of the loans in the reference pool were originated in 2014 and as of December 31, 2014, the unpaid principal balance of the loans was $986 million. At December 31, 2014, the maximum potential amount of future payments we could be required to make under this obligation is $10 million and this amount is fully collateralized by assets we have transferred to a custodian and are presented as pledged collateral in the table above. We have no recourse to any third parties that would allow us to recover any amounts related to this guarantee obligation.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 11. Other Assets and Accrued Expense and Other Liabilities - (continued)

REO

The carrying value of REO at December 31, 2014, was $4 million, which includes the net effect of $7 million related to transfers into REO during 2014, offset by $5 million of REO liquidations, and less than $1 million of negative market valuation adjustments. At December 31, 2014 and 2013, there were 22 and 20 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities.

A further description of our other assets and other liabilities is provided in Note 3. See Note 15 for additional information on the legal and residential repurchase reserves.

Note 12. Short-Term Debt

We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At December 31, 2014, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. The table below summarizes the facilities that are available to us and the balances of short-term debt at December 31, 2014 and 2013, by the type of collateral securing the debt.

Short-Term Debt

	December 31, 2014
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	5	$1,076,188	$1,550,000	2/2015 - 12/2015
Commercial loans	3	109,128	400,000	4/2015 - 10/2016
Real estate securities	9	608,509	—	1/2015 - 3/2015

Total	17	$1,793,825

	December 31, 2013
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	5	$184,789	$1,400,000	1/2014 - 12/2014
Commercial loans	1	—	100,000	4/2014
Real estate securities	7	677,974	—	1/2014 - 2/2014

Total	13	$862,763

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At December 31, 2014, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.

The fair value of residential loans, commercial loans, and real estate securities pledged as collateral was $1.22 billion, $161 million, and $762 million, respectively, at December 31, 2014. For the years ended December 31, 2014, and 2013, the average balance of short-term debt was $1.52 billion and $989 million, respectively. At December 31, 2014 and 2013, accrued interest payable on short-term debt was $1.90 million and less than $1 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 12. Short-Term Debt - (continued)

We also maintain a $10 million committed line of credit with one financial institution, which is secured by our pledge of certain mortgage-backed securities we own. At both December 31, 2014 and 2013, we had no outstanding borrowings on this facility.

Characteristics of Short-Term Debt

The table below summarizes short-term debt by weighted average interest rates and by collateral type at December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
(Dollars in Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Collateral Type
Residential loan collateral	$1,076,188	1.74%	156	$184,789	1.71%	228
Commercial loan collateral	109,128	3.66%	185	—	—	—
Real estate securities collateral	608,509	1.38%	20	677,974	1.34%	15

Total Short-Term Debt	$1,793,825	1.73%	112	$862,763	1.42%	61

Remaining Maturities of Short-Term Debt

The following table presents the remaining maturities of short-term debt at December 31, 2014 and 2013.

(In Thousands)	December 31, 2014	December 31, 2013
Within 30 days	$515,552	$659,262
31 to 90 days	447,021	54,434
Over 90 days	831,252	149,067

Total Short-Term Debt	$1,793,825	$862,763

For an additional discussion of our short-term debt, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities”.

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

December 31, 2014

Note 13. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by consolidated securitization entities at December 31, 2014 and 2013, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	December 31, 2014
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,427,056	$45,044	$83,313	$1,555,413
Interest-only certificates	2,079	—	—	2,079
Unamortized discount	(12,373)	—	—	(12,373)

Total ABS Issued	$1,416,762	$45,044	$83,313	$1,545,119

Range of weighted average interest rates, by series	0.36% to 4.27%	2.16%	5.62%
Stated maturities	2014 - 2047	2046	2018
Number of series	24	1	1

	December 31, 2013
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,708,324	$94,934	$153,693	$1,956,951
Interest-only certificates	3,400	—	—	3,400
Unamortized discount	(17,389)	—	—	(17,389)

Total ABS Issued	$1,694,335	$94,934	$153,693	$1,942,962

Range of weighted average interest rates, by series	0.24% to 4.23%	2.21%	5.62%
Stated maturities	2014 - 2047	2046	2018
Number of series	24	1	1

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At December 31, 2014, $1.53 billion of ABS issued ($1.54 billion principal balance) had contractual maturities beyond five years and $16 million of ABS issued ($16 million principal balance) had contractual maturities of one to five years. Amortization of Sequoia, Commercial Securitization, and Residential Resecuritization deferred ABS issuance costs were $2 million, $3 million and $3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The following table summarizes the accrued interest payable on ABS issued at December 31, 2014 and 2013. Interest due on Sequoia, Residential Resecuritization, and Commercial Securitization ABS issued is payable monthly.

Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	December 31, 2014	December 31, 2013
Sequoia	$976	$1,218
Residential Resecuritization	5	11
Commercial Securitization	390	720

Total Accrued Interest Payable on ABS Issued	$1,371	$1,949

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 13. Asset-Backed Securities Issued - (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at December 31, 2014 and 2013.

Collateral for Asset-Backed Securities Issued

	December 31, 2014
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,474,386	$—	$—	$1,474,386
Commercial loans	—	—	194,991	194,991
Real estate securities	—	221,676	—	221,676
Restricted cash	147	43	137	327
Accrued interest receivable	2,359	477	1,511	4,347
REO	4,411	—	70	4,481

Total Collateral for ABS Issued	$1,481,303	$222,196	$196,709	$1,900,208

	December 31, 2013
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,762,167	$—	$—	$1,762,167
Commercial loans	—	—	257,741	257,741
Real estate securities	—	263,204	—	263,204
Restricted cash	152	—	137	289
Accrued interest receivable	2,714	627	1,975	5,316
REO	3,661	—	—	3,661

Total Collateral for ABS Issued	$1,768,694	$263,831	$259,853	$2,292,378

Note 14. Long-Term Debt

FHLBC Borrowings

In July 2014, our FHLB member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. Under this agreement, our subsidiary may incur borrowings, also referred to as “advances,” from time to time from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans and residential mortgage-backed securities. As of December 31, 2014, $496 million of advances were outstanding under this agreement with a weighted average interest rate of 0.29% and a weighted average maturity of 9.4 years. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. These advances were secured by residential mortgage loans with a fair value of $580 million as of December 31, 2014. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. As of December 31, 2014, our subsidiary held $11 million of FHLBC stock that is included in other assets in our consolidated balance sheets. For additional discussion of our FHLBC borrowings, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities”.

Commercial Secured Borrowing

At December 31, 2014, we had commercial secured borrowings of $67 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We bifurcated certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 14. Long-Term Debt - (continued)

Convertible Notes

In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on these exchangeable notes was 6.41% for the year ended December 31, 2014. At December 31, 2014, the accrued interest payable balance on this debt was $1.2 million and the unamortized deferred issuance costs were $6.8 million. At December 31, 2014, these notes were exchangeable at the option of the holder at an exchange rate of 46.1798 common shares per $1,000 principal amount of exchangeable notes (equivalent to an exchange price of $21.65 per common share). Upon exchange of these notes by a holder, the holder will receive shares of common stock of Redwood Trust, Inc.

In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on our convertible notes was 5.45% for the year ended December 31, 2014. At December 31, 2014, the accrued interest payable balance on this debt was $3.2 million and the unamortized deferred issuance costs were $5.8 million. At December 31, 2014, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock.

Trust Preferred Securities and Subordinated Notes

In 2006, we issued $100 million of trust preferred securities through Redwood Capital Trust I, a Delaware statutory trust, in a private placement transaction. These trust preferred securities require quarterly distributions at a floating coupon rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than January 30, 2037. The interest expense yield on our trust preferred securities was 2.58% and 2.64% for the years ended December 31, 2014 and 2013, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our trust preferred securities was 6.88% and 6.90% for the years ended December 31, 2014 and 2013, respectively. The earliest optional redemption date without penalty was January 30, 2012. In December 2010, we repurchased $500 thousand principal amount of these trust preferred securities.

In 2007, we issued an additional $50 million of subordinated notes. These subordinated notes require quarterly distributions at a floating interest rate equal to three-month LIBOR plus 2.25% until the notes are redeemed, which will be no later than July 30, 2037. The interest expense yield on our subordinated notes was 2.58% and 2.64% for the years ended December 31, 2014 and 2013, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on our subordinated notes was 6.88% and 6.90% for the years ended December 31, 2014 and 2013, respectively. The earliest optional redemption date without a penalty was July 30, 2012. In July 2009, we repurchased $10 million principal amount of this subordinated debt.

At both December 31, 2014 and 2013, the accrued interest payable balance on trust preferred securities and subordinated notes debt was less than $1 million. Under the terms of this debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this debt.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 15. Commitments and Contingencies

Lease Commitments

At December 31, 2014, we were obligated under nine non-cancelable operating leases with expiration dates through 2021 for $13 million. Operating lease expense was $3 million, $2 million, and $1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The following table presents our future lease commitments at December 31, 2014.

Future Lease Commitments by Year

(In Thousands)	December 31, 2014
2015	$2,828
2016	2,833
2017	2,879
2018	1,827
2019	1,189
2020 and thereafter	1,495

Total Lease Commitments	$13,051

Leasehold improvements for our offices are amortized into expense over the lease term. There were less than $1 million of unamortized leasehold improvements at December 31, 2014. For each of the years ended December 31, 2014 and 2013, we recognized less than $1 million of leasehold amortization expense.

Loss Contingencies — Residential Repurchase Reserve

We maintain a repurchase reserve for potential obligations arising from representation and warranty violations related to residential loans we have sold to securitization trusts or third parties and for conforming residential loans associated with MSRs that we have purchased from third parties. We do not originate residential loans and we believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation.

At December 31, 2014 and 2013, our repurchase reserve associated with our residential loans and MSRs was $4 million and $2 million, respectively, and was recorded in accrued expenses and other liabilities on our consolidated balance sheets. During each of the years ended December 31, 2014 and 2013, we recorded repurchase provisions of $2 million, that were recorded in mortgage banking activities and MSR income on our consolidated statements of income. We repurchased one loan during the year ended December 31, 2014, for which we charged $61 thousand to the repurchase reserve. We did not repurchase any loans during 2013.

Loss Contingencies — Litigation

On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 15. Commitments and Contingencies - (continued)

approximately $133 million, and, as of December 31, 2014, the FHLB-Seattle has received approximately $115.8 million of principal and $11.1 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $14.8 million, and, as of December 31, 2014, Schwab has received approximately $12.9 million of principal and $1.3 million of interest payments in respect of the Schwab Certificate. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

In October 2010, a complaint was filed in Illinois state court against SRF and more than 45 other named defendants alleging that the defendants made false or misleading statements in offering materials for various RMBS sold or issued by the defendants or entities controlled by them. The plaintiff subsequently amended the complaint to name Redwood Trust, Inc. and another one of our subsidiaries, RWT Holdings, Inc., as defendants. With respect to Redwood Trust, Inc., RWT Holdings, Inc., and SRF (the “Redwood Defendants”), the plaintiff alleged that there were false or misleading statements in the offering materials for two mortgage pass-through certificates issued in the Sequoia Mortgage Trust 2006-1 securitization transaction. In October 2014, the plaintiff and the Redwood Defendants agreed to settle the complaint on mutually satisfactory terms. In November 2014, in accordance with the settlement terms, the complaint against the Redwood Defendants was dismissed. The terms of the agreed-upon settlement remain confidential.

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At December 31, 2014, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2.0 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

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

Future developments (including resolution of substantive pre-trial motions relating to these matters, receipt of additional information and documents relating to these matters (such as through pre-trial discovery), new or additional settlement communications with plaintiffs relating to these matters, or resolutions of similar claims against other defendants in these matters) could result in our concluding in the future to establish additional loss contingency reserves or to disclose an estimate of reasonably possible losses in excess of our established reserves with respect to these matters. Our actual losses with respect to the above-

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 15. Commitments and Contingencies - (continued)

referenced litigation matters may be materially higher than the aggregate amount of loss contingency reserves we have established in respect of these litigation matters, including in the event that any of these matters proceeds to trial and the plaintiff prevails. Other factors that could result in our concluding to establish additional loss contingency reserves or estimate additional reasonably possible losses, or could result in our actual losses with respect to the above-referenced litigation matters being materially higher than the aggregate amount of loss contingency reserves we have established in respect of these litigation matters include that: there are significant factual and legal issues to be resolved; information obtained or rulings made during the lawsuits could affect the methodology for calculation of the available remedies; and we may have additional obligations pursuant to indemnity agreements, representations and warranties, and other contractual provisions with other parties relating to these litigation matters that could increase our potential losses.

Note 16. Equity

The following table provides a summary of changes to accumulated other comprehensive income by component for the year ended December 31, 2014.

Changes in Accumulated Other Comprehensive Income by Component

Year Ended December 31, 2014 (In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$164,654	$(15,888)
Other comprehensive income (loss) before reclassifications	32,635	(30,325)
Amounts reclassified from other accumulated comprehensive income	(10,552)	164

Net current-period other comprehensive income (loss)	22,083	(30,161)

Balance at End of Period	$186,737	$(46,049)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2014 and 2013.

Reclassifications Out of Accumulated Other Comprehensive Income

	Affected Line Item in the Income Statement	Amount Reclassified From Accumulated Other Comprehensive Income Years Ended December 31,
(In Thousands)		2014	2013
Net realized gains (losses) on AFS securities
Other than temporary impairment	Other market valuations, net	$565	$499
Gain on sale of AFS securities	Realized gains, net	(11,117)	19,509

		$(10,552)	$20,008

Net realized gains on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$164	$(281)

		$164	$(281)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 16. Equity - (continued)

Earnings Per Common Share

The following table provides the basic and diluted earnings per common share computations for the years ended December 31, 2014, 2013, and 2012.

Basic and Diluted Earnings Per Common Share

	Years Ended December 31,
(In Thousands, Except Share Data)	2014	2013	2012
Basic Earnings Per Common Share:
Net income attributable to Redwood	$100,569	$173,246	$131,769
Less: Dividends and undistributed earnings allocated to participating securities	(2,612)	(4,899)	(3,886)

Net income allocated to common shareholders	$97,957	$168,347	$127,883

Basic weighted average common shares outstanding	82,837,369	81,985,897	79,529,950
Basic Earnings Per Common Share	$1.18	$2.05	$1.61
Diluted Earnings Per Common Share:
Net income attributable to Redwood	$100,569	$173,246	$131,769
Less: Dividends and undistributed earnings allocated to participating securities	(2,524)	(3,726)	(3,212)
Add back: Interest expense on convertible notes	—	12,641	—

Net income allocated to common shareholders	$98,045	$182,161	$128,557

Weighted average common shares outstanding	82,837,369	81,985,897	79,529,950
Net effect of dilutive equity awards	2,261,210	1,957,081	1,143,732
Net effect of assumed convertible notes conversion to common shares	—	9,751,946	—

Diluted weighted average common shares outstanding	85,098,579	93,694,924	80,673,682

Diluted Earnings Per Common Share	$1.15	$1.94	$1.59

For the years ended December 31, 2014, 2013 and 2012, we determined certain equity awards outstanding during each of these years qualified as participating securities. The calculation of basic and diluted earnings per common share for these years were calculated using the two-class method for these participating securities as we determined this method was more dilutive than the alternative treasury stock method. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances. For the year ended December 31, 2013, 9,751,946 weighted average common shares related to the assumed conversion of the convertible notes were included in the calculation of diluted earnings per share as they were determined to be dilutive.

For the years ended December 31, 2014, 2013, and 2012, the number of outstanding equity awards that were antidilutive totaled 59,230, 224,241, and 609,201, respectively. There were no other participating securities during these periods. For the year ended December 31, 2014, 11,825,450 common shares related to the assumed conversion of our convertible notes and 985,591 weighted average common shares related to the assumed conversion of our exchangeable notes were antidilutive and were excluded from the calculation of diluted earnings per share.

Stock Repurchases

We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the years ended December 31, 2014 and 2013, there were no shares acquired under the plan. At December 31, 2014, there remained 4,005,985 shares available for repurchase under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 17. Equity Compensation Plans

At December 31, 2014 and 2013, 2,225,245 and 1,683,956 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $20 million at December 31, 2014, as shown in the following table.

	Years Ended December 31, 2014
(In Thousands)	Stock Options	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$—	$1,869	$13,044	$5,817	$—	$20,730
Equity grants	—	107	5,305	4,025	215	9,652
Equity grant forfeitures	—	(213)	(150)	.	—	(363)
Equity compensation expense	—	(672)	(5,895)	(2,968)	(215)	(9,750)

Unrecognized Compensation Cost at End of Period	$—	$1,091	$12,304	$6,874	$—	$20,269

At December 31, 2014, the weighted average amortization period remaining for all of our equity awards was less than two years.

Stock Options

The following table summarizes the activity related to stock options for the years ended December 31, 2014, 2013, and 2012.

Stock Options Activity

	Years Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	79,535	$57.00	287,516	$54.18	380,779	$53.91
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	(3,016)	50.15	(4,500)	49.73
Expired	(79,535)	57.00	(204,965)	53.15	(88,763)	53.23

Outstanding at End of Period	—	$—	79,535	$57.00	287,516	$54.18

Exercisable at End of Period	—	$—	79,535	$57.00	287,516	$54.18

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 17. Equity Compensation Plans - (continued)

Restricted Stock

The following table summarizes the activity related to restricted stock for the years ended December 31, 2014, 2013, and 2012.

Restricted Stock Activity

	Years Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	166,941	$15.01	190,088	$13.12	184,409	$12.87
Granted	2,574	19.42	52,103	18.71	43,111	16.47
Vested	(44,209)	13.44	(48,615)	12.63	(32,812)	16.17
Forfeited	(15,842)	13.45	(26,635)	13.14	(4,620)	12.57

Outstanding at End of Period	109,464	$15.97	166,941	$15.01	190,088	$13.12

For each of the years ended December 31, 2014, 2013, and 2012, the expenses recorded for restricted stock awards were less than $1 million. As of December 31, 2014, there was $1 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of two years. Restrictions on shares of restricted stock outstanding lapse through 2018.

Deferred Stock Units

The following table summarizes the activity related to DSUs for the years ended December 31, 2014, 2013, and 2012.

Deferred Stock Units Activity

	Years Ended December 31,
	2014		2013		2012
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	2,266,473	$15.41	2,361,285	$14.46	2,476,171	$15.23
Granted	350,769	19.62	552,250	19.31	503,174	15.17
Distributions	(440,548)	14.82	(558,008)	15.51	(520,909)	19.10
Forfeitures	(7,870)	19.06	(89,054)	11.18	(97,151)	12.98

Balance at End of Period (1)	2,168,824	$16.20	2,266,473	$15.41	2,361,285	$14.46

(1)	PSU activity, including the number of PSUs outstanding, granted, distributed, and forfeited is not included in this table and is described below under the heading “Performance Stock Units”.

We generally grant DSUs annually, as part of our compensation process. In addition, DSUs are granted from time-to-time in connection with hiring and promotions and in lieu of the payment in cash of a portion of annual bonus earned. As of December 31, 2014, 2013, and 2012, the number of outstanding DSUs that were unvested was 880,962, 1,003,053, and 1,241,532, respectively. The weighted average grant-date fair value of these unvested DSUs was $17.20, $15.55, and $13.41, as of December 31, 2014, 2013, and 2012, respectively. Unvested DSUs at December 31, 2014 will vest through 2018.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 17. Equity Compensation Plans - (continued)

Expenses related to DSUs were $6 million, $6 million, and $7 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, there was $12 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted average period of less than two years. As of December 31, 2014, 2013, and 2012, the number of outstanding DSUs that had vested was 1,287,862, 1,263,420, and 1,119,753, respectively.

Performance Stock Units

During 2014, 2013, and 2012, 268,510, 223,749, and 291,023 target number of PSUs were granted, respectively, with per unit grant date fair values of $14.99, $14.19, and $12.37, respectively. PSUs do not vest until the third anniversary of their grant date, with the level of vesting at that time contingent on total stockholder return (defined as the change in our common stock price plus reinvested dividends paid on our common stock relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest in future years will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period. During the year ended December 31, 2013, there were 75,362 target number of PSUs forfeited due to employee departures. As of December 31, 2014, the target number of PSUs that were unvested was 761,051.

The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 40 trading days prior to the grant date and the range of performance-based vesting based on total stockholder return over three years from the grant date. For the 2014 PSU grant, an implied volatility assumption of 24% (based on historical volatility), a risk free rate of 1.06% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs), were used. For the 2013 PSU grant, an implied volatility assumption of 27%, a risk free rate of 0.62%, and a 0% dividend yield were used. For the 2012 PSU grant, an implied volatility assumption of 25%, a risk free rate of 0.32%, and a 0% dividend yield were used.

Expenses related to PSUs were $3 million, $3 million, and $2 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, there was $7 million of unrecognized compensation cost related to unvested PSUs.

With respect to PSUs granted in 2011, the three-year performance period ended during the fourth quarter of 2014, resulting in the vesting of 701,440 shares of our underlying common stock. The distribution of these underlying shares of common stock will occur in May 2015, in accordance with the terms of the PSUs and our Executive Deferred Compensation Plan.

Employee Stock Purchase Plan

The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2014, 2013, and 2012, 274,318, 243,020, and 207,031, shares have been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2014.

The following table summarizes the activity related to the ESPP for the years ended December 31, 2014, 2013, and 2012.

Employee Stock Purchase Plan Activity

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Balance at beginning of period	$3	$3	$8
Employee purchases	494	518	474
Cost of common stock issued	(494)	(518)	(479)

Balance at End of Period	$3	$3	$3

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 17. Equity Compensation Plans - (continued)

Executive Deferred Compensation Plan

The following table summarizes the cash account activity related to the EDCP for the years ended December 31, 2014, 2013, and 2012.

EDCP Cash Accounts Activity

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Balance at beginning of period	$1,882	$1,516	$1,494
New deferrals	575	656	839
Accrued interest	70	58	44
Withdrawals	(478)	(348)	(861)

Balance at End of Period	$2,049	$1,882	$1,516

Note 18. Mortgage Banking Activities

The following table presents the components of mortgage banking activities, recorded in our consolidated statements of income for the years ended December 31, 2014, 2013 and 2012.

Components of Mortgage Banking Activities

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Residential mortgage banking activities:
Changes in fair value of:
Residential loans, at fair value	$51,256	$(10,493)	37,762
Sequoia IO securities	(23,839)	42,451	(11,702)
Risk management derivatives (1)	(23,277)	47,786	(10,609)
Loan purchase and forward sale commitments	13,891	(399)	—
Net gains on residential loan sales	—	—	19,713
Other (2)	3,467	47	274

Total residential mortgage banking activities:	21,498	79,392	35,438
Commercial mortgage banking activities:
Changes in fair value of:
Commercial loans, at fair value	20,789	8,694	—
Risk management derivatives (1)	(7,890)	3,376	—
Net gains on commercial loan sales	—	11,031	1,155
Other (2)	541	1

Total commercial mortgage banking activities:	13,440	23,102	1,155

Mortgage banking activities	$34,938	$102,494	$36,593

(1)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential and commercial loans.
(2)	Amounts in this line item include other fee income and the provision for repurchase expenses, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 19. Operating Expenses

Components of our operating expenses for the years ended December 31, 2014, 2013, and 2012, are presented in the following table.

Operating Expenses

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Fixed compensation expense	$29,057	$23,248	$17,880
Variable compensation expense	14,632	18,366	16,720
Equity compensation expense	9,750	10,077	9,784
Severance expense	231	3,879	215

Total compensation expense	53,670	55,570	44,599
Systems and consulting	14,546	9,886	5,339
Accounting and legal	5,244	6,263	5,197
Office costs	5,011	3,503	3,628
Corporate costs	2,237	2,721	2,758
Other operating expenses	9,415	8,664	4,112

Total Operating Expenses	$90,123	$86,607	$65,633

Note 20. Taxes

Components of our net deferred tax assets at December 31, 2014 and 2013 are presented in the following table.

Deferred Tax Assets (Liabilities)

(In Thousands)	December 31, 2014	December 31, 2013
Deferred tax assets
Net operating loss carryforward – state	$91,579	90,138
Net capital loss carryforward – state	27,308	34,189
Net operating loss carryforward – federal	18,765	10,254
Net capital loss carryforward – federal	7,903	6,905
Allowances and accruals	2,355	5,667
Other	210	170

Total deferred tax assets	148,120	147,323
Deferred Tax Liabilities
Real estate assets	(44,402)	(34,935)
Interest rate agreements	(87)	(535)
Tax effect of unrealized gains – OCI	(2,684)	—

Total deferred tax liabilites	(47,173)	(35,470)
Valuation allowance	(111,183)	(119,169)

Total Deferred Tax Liabilities, net of Valuation Allowance	$(10,236)	$(7,316)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 20. Taxes - (continued)

Realization of our deferred tax assets at December 31, 2014, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of the deferred assets is not assured and establish a valuation allowance accordingly. Our deferred tax asset valuation allowance decreased during 2014, as compared to 2013, due to a decrease in our net state deferred tax assets. We remain uncertain about our ability to generate sufficient taxable income or capital gains in future periods needed to utilize our state net deferred tax assets and continue to provide a full valuation allowance against these amounts. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. We assessed our tax positions for all open tax years (i.e., Federal, 2011 to 2014, and State, 2010 to 2014) and, at December 31, 2014 and 2013, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

The following table summarizes the provision for income taxes for the years ended December 31, 2014, 2013, and 2012.

Provision for Income Taxes

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Current provision for income taxes
Federal	$24	$3,490	$944
State	17	142	347

Total current provision for income taxes	41	3,632	1,291
Deferred provision for income taxes
Federal	703	7,316	—

Total Provision for Income Taxes	$744	$10,948	$1,291

Our dividend distribution requirements will remain at zero until we generate taxable income in excess of our NOL carryforward at the REIT. At December 31, 2014, our federal NOL carryforward at the REIT was $70 million, which will expire in 2029. In order to utilize NOLs at the REIT, taxable income must exceed dividend distributions. At December 31, 2014, our taxable REIT subsidiaries had federal NOLs of $55 million, which will expire between 2030 and 2034. Redwood and its taxable subsidiaries accumulated an estimated state NOL of $1.3 billion at December 31, 2014. These NOLs expire beginning in 2028. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The following is a reconciliation of the statutory federal and state rates to the effective rates, for the years ended December 31, 2014 and 2013.

Reconciliation of Statutory Tax Rate to Effective Tax Rate

	Years Ended Decmber 31,
	2014	2013
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(14.5)%	(1.9)%
Change in valuation allowance	(0.1)%	(16.4)%
Dividends paid deduction	(25.9)%	(17.0)%

Effective Tax Rate	0.7%	5.9%

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

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 21. Segment Information

Redwood operates in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 3—Summary of Significant Accounting Policies. For a full description of our segments, see Item 1 — Business in this Annual Report on Form 10-K.

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

The following tables present financial information by segment as of and for the years ended December 31, 2014, 2013 and 2012.

Business Segment Financial Information

	Year Ended December 31, 2014
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$58,272	$110,433	$47,567	$25,798	$242,070
Interest expense	(12,776)	(11,848)	(15,836)	(47,003)	(87,463)

Net interest income (loss)	45,496	98,585	31,731	(21,205)	154,607
Provision for loan losses	—	—	(84)	(877)	(961)
Non interest income
Mortgage banking activities	21,498	—	13,440	—	34,938
MSR income (loss)	—	(4,261)	—	—	(4,261)
Other market valuation adjustments	56	(9,178)	—	(1,024)	(10,146)
Realized gains, net	—	13,777	—	1,701	15,478

Total non-interest income, net	21,554	338	13,440	677	36,009
Direct operating expenses	(37,664)	(3,681)	(11,324)	(37,454)	(90,123)
Other income	—	181	—	1,600	1,781
(Provision for) benefit from income taxes	(1,774)	1,340	(234)	(76)	(744)

Segment Contribution	$27,612	$96,763	$33,529	$(57,334)

Net Income					$100,569

Supplemental Disclosures
Residential loans	$1,342,519	$581,668	$—	$1,474,386	$3,398,573
Commercial loans	—	—	566,927	—	566,927
Real estate securities	93,802	1,285,428	—	—	1,379,230
Mortgage servicing rights	—	139,293	—	—	139,293
Total assets	1,468,856	2,057,256	575,943	1,816,911	5,918,966
Non-cash amortization income (expense)	(181)	42,784	(673)	(8,232)	33,698

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 21. Segment Information - (continued)

	Year Ended December 31, 2013
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$52,517	$96,399	$43,420	$33,820	$226,156
Interest expense	(10,167)	(10,067)	(12,677)	(48,060)	(80,971)

Net interest income (loss)	42,350	86,332	30,743	(14,240)	145,185
Provision for loan losses	—	—	(3,288)	(1,449)	(4,737)
Non interest income
Mortgage banking activities	79,393	—	23,102	—	102,494
MSR income (loss)	—	20,309	—	—	20,309
Other market valuation adjustments	38	(5,134)	—	(613)	(5,709)
Realized gains, net	—	24,765	210	284	25,259

Total non-interst income, net	79,431	39,940	23,311	(329)	142,353
Direct operating expenses	(22,880)	(4,035)	(9,580)	(50,113)	(86,607)
Other expense	—	—	—	(12,000)	(12,000)
(Provision for) benefit from income taxes	(5,947)	(3,027)	(3,827)	1,853	(10,948)

Segment Contribution	$92,954	$119,210	$37,360	$(76,278)

Net Income					$173,246

Supplemental Disclosures
Residential loans	$404,267	$—	$—	$1,762,167	$2,166,434
Commercial loans	—	—	432,455	—	432,455
Real estate securities	110,505	1,572,356	—	—	1,682,861
Mortgage servicing rights	—	64,824	—	—	64,824
Total assets	531,092	1,655,209	439,139	1,983,088	4,608,528
Non-cash amortization income (expense)	—	34,578	(798)	(7,338)	26,442

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 21. Segment Information - (continued)

	Year Ended December 31, 2012
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$19,714	$93,266	$26,048	$92,356	$231,384
Interest expense	(3,179)	(11,065)	(1,123)	(105,338)	(120,705)

Net interest income (loss)	16,535	82,201	24,925	(12,982)	110,679
Provision for loan losses	—	—	(3,477)	(171)	(3,648)
Non interest income
Mortgage banking activities	35,438	—	1,155	—	36,593
MSR income (loss)	—	(1,391)	—	—	(1,391)
Other market valuation adjustments	623	(5,228)	—	6,144	1,539
Realized gains, net	—	32,451	—	22,470	54,921

Total non-interst income, net	35,793	25,832	1,423	28,614	91,662
Direct operating expenses	(13,214)	(5,711)	(11,085)	(35,623)	(65,633)
Provision for income taxes	—	—	(13)	(1,278)	(1,291)

Segment Contribution	$39,382	$102,322	$11,505	$(21,440)

Net Income					$131,769

Supplemental Disclosures
Residential loans	$562,658	$—	$—	$2,272,812	$2,835,470
Commercial loans	—	—	313,010	—	313,010
Real estate securities	10,409	1,098,344	—	—	1,108,753
Mortgage servicing rights	5,315	—	—	—	5,315
Total assets	583,117	1,112,948	320,670	2,427,363	4,444,098
Non-cash amortization income (expense)	—	30,576	556	(3,472)	24,660

The following table presents the components of Corporate/Other for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014		2013		2012
(In Thousands)	Legacy Consolidated VIEs	Other	Legacy Consolidated VIEs	Other	Legacy Consolidated VIEs	Other
Interest income	$25,786	$12	$33,663	$157	$92,296	$60
Interest expense	(20,844)	(26,159)	(25,876)	(22,184)	(95,807)	(9,531)

Net interest income (loss)	4,942	(26,147)	7,787	(22,027)	(3,511)	(9,471)
Non interest income
Provision for loan losses	(877)	—	(1,449)	—	(171)	—
Mortgage banking activities	—	—	—	—	—	—
MSR income (loss)	—	—	—	—	—	—
Other market valuation adjustments	(894)	(130)	(613)	—	6,144	—

Total non interest income, net	(1,771)	(130)	(2,062)	—	5,973	—
Realized gains, net	1,701	—	284	—	22,470	—
Direct operating expenses	(165)	(37,289)	(231)	(49,882)	(148)	(35,475)
Other expense	—	1,600	—	(12,000)	—	—
Provision for income taxes	—	(76)	—	1,853	—	(1,278)

Total	$4,707	$(62,041)	$5,778	$(82,056)	$24,784	$(46,224)

REDWOOD TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 22. Quarterly Financial Data — Unaudited

(In Thousands, Except Per Share Data)	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2014
Operating results:
Interest income	$65,251	$63,351	$57,993	$55,475
Interest expense	(23,903)	(23,350)	(21,151)	(19,059)

Net interest income	41,348	40,001	36,842	36,416
Non-interest income (loss)	10,686	28,519	1,475	(4,671)
Operating expenses	(26,462)	(21,406)	(22,282)	(19,973)
Net income	27,122	45,097	16,017	12,333
Per share data:
Net income – basic	$0.32	$0.53	$0.19	$0.14
Net income – diluted	0.31	0.50	0.18	0.14
Regular dividends declared per common share	0.28	0.28	0.28	0.28
2013
Operating results:
Interest income	$57,492	$57,420	$57,719	$53,525
Interest expense	(19,528)	(21,725)	(21,416)	(18,302)

Net interest income	37,964	35,695	36,303	35,223
Non-interest income	24,918	5,346	53,568	58,522
Operating expenses	(19,670)	(22,320)	(24,430)	(20,187)
Net income	25,135	21,929	65,573	60,160
Per share data:
Net income – basic	$0.30	$0.26	$0.78	$0.72
Net income – diluted	0.29	0.25	0.71	0.69
Regular dividends declared per common share	0.28	0.28	0.28	0.28

Note 23. Subsequent Events

At December 31, 2014, we had identified for purchase $848 million of jumbo residential mortgage loans that were in various stages of the origination process with third-party originators. Some of these loans may not ultimately close and, therefore, would not be available for purchase. Since December 31, 2014, and through February 22, 2015, $481 million of these loans closed and were purchased by us. We expect the purchase of an additional amount of these loans to occur during the first quarter of 2015, subject to loan availability and delivery.