Form 10-Q
period 2015-03-31
REDWOOD TRUST INC
filed 2015-05-07
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _______________.
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Common Stock, $0.01 par value per share	84,257,726 shares outstanding as of May 4, 2015

REDWOOD TRUST, INC.
2015 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	March 31, 2015	December 31, 2014
ASSETS (1)
Residential loans, held-for-sale, at fair value	$1,094,885	$1,342,519
Residential loans, held-for-investment, at fair value (2)	2,304,870	2,056,054
Commercial loans, held-for-sale, at fair value	54,407	166,234
Commercial loans, held-for-investment (includes $72,619 and $71,262 at fair value)	405,935	400,693
Real estate securities, at fair value	1,285,243	1,379,230
Mortgage servicing rights, at fair value	120,324	139,293
Cash and cash equivalents	303,820	269,730
Total earning assets	5,569,484	5,753,753
Restricted cash	725	628
Accrued interest receivable	17,970	18,222
Derivative assets	30,546	16,417
Deferred securities issuance costs	14,302	16,050
Other assets	182,992	113,896
Total Assets	$5,816,019	$5,918,966

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt	$1,502,164	$1,793,825
Accrued interest payable	14,319	8,503
Derivative liabilities	68,064	58,331
Accrued expenses and other liabilities	60,135	52,244
Deferred tax liability	10,237	10,236
Asset-backed securities issued (includes $1,239,065 and $0 at fair value) (2)	1,353,021	1,545,119
Long-term debt (includes $68,707 and $66,707 at fair value)	1,550,869	1,194,567
Total liabilities	4,558,809	4,662,825
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 83,748,621and 83,443,141 issued and outstanding	837	834
Additional paid-in capital	1,779,777	1,774,030
Accumulated other comprehensive income	135,640	140,688
Cumulative earnings	931,396	906,867
Cumulative distributions to stockholders	(1,590,440)	(1,566,278)
Total equity	1,257,210	1,256,141
Total Liabilities and Equity	$5,816,019	$5,918,966
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At March 31, 2015 and December 31, 2014, assets of consolidated VIEs totaled $1,716,563 and $1,900,208, respectively, and liabilities of consolidated VIEs totaled $1,354,298 and $1,546,490, respectively. See Note 4 for further discussion.

(2)
On January 1, 2015, we adopted ASU 2014-13 and began to account for residential loans held-for-investment and asset backed securities issued at consolidated Sequoia entities (which are VIEs) at fair value. At December 31, 2014, amounts presented in residential loans held-for-investment for these assets included $1,474,386 at historical cost. See Note 3 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data)	Three Months Ended March 31,
(Unaudited)	2015	2014
Interest Income
Residential loans	$25,009	$12,658
Commercial loans	10,914	10,384
Real estate securities	27,775	32,431
Cash and cash equivalents	48	3
Total interest income	63,746	55,476
Interest Expense
Short-term debt	(7,224)	(3,827)
Asset-backed securities issued	(6,202)	(8,441)
Long-term debt	(10,535)	(6,792)
Total interest expense	(23,961)	(19,060)
Net Interest Income	39,785	36,416
Provision for loan losses	(206)	(1,284)
Net Interest Income After Provision	39,579	35,132
Non-interest Income
Mortgage banking activities	1,923	(231)
Mortgage servicing rights income (loss)	(10,924)	606
Other market valuation adjustments (1)	(1,145)	(6,138)
Realized gains, net	4,306	1,092
Other income	809	—
Total non-interest income (loss)	(5,031)	(4,671)
Operating expenses	(25,063)	(19,971)
Net income before provision for income taxes	9,485	10,490
Benefit from income taxes	5,316	1,843
Net Income	$14,801	$12,333

Basic earnings per common share	$0.17	$0.14
Diluted earnings per common share	$0.16	$0.14
Regular dividends declared per common share	$0.28	$0.28
Basic weighted average shares outstanding	83,360,312	82,410,562
Diluted weighted average shares outstanding	85,622,216	84,940,540
——————

(1)
For the three months ended March 31, 2015, there were no other-than-temporary impairments. For the three months ended March 31, 2014, other-than-temporary impairments were $1,671, of which $113 were recognized through the Income Statement and $1,558 were recognized in Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended March 31, 2015
(Unaudited)	2015	2014
Net Income	$14,801	$12,333
Other comprehensive income:
Net unrealized gain on available-for-sale securities	5,053	19,323
Reclassification of unrealized (gain) loss on available-for-sale securities to net income	(1,690)	1,298
Net unrealized (loss) gain on interest rate agreements	(8,442)	(8,795)
Reclassification of unrealized loss on interest rate agreements to net income	31	60
Total other comprehensive (loss) income	(5,048)	11,886
Total Comprehensive Income	$9,753	$24,219

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Three Months Ended March 31, 2015

(In Thousands, Except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2014	83,443,141	$834	$1,774,030	$140,688	$906,867	$(1,566,278)	$1,256,141
Cumulative effect adjustment - adoption of ASU 2014-13 (1)	—	—	—	—	9,728	—	9,728
January 1, 2015	83,443,141	834	1,774,030	140,688	916,595	(1,566,278)	1,265,869
Net income	—	—	—	—	14,801	—	14,801
Other comprehensive loss	—	—	—	(5,048)	—	—	(5,048)
Issuance of common stock:							—
Dividend reinvestment & stock purchase plans	185,045	2	3,239	—	—	—	3,241
Employee stock purchase and incentive plans	120,435	1	(184)	—	—	—	(183)
Non-cash equity award compensation	—	—	2,692	—	—	—	2,692
Common dividends declared	—	—	—	—	—	(24,162)	(24,162)
March 31, 2015	83,748,621	$837	$1,779,777	$135,640	$931,396	$(1,590,440)	$1,257,210

For the Three Months Ended March 31, 2014

(In Thousands, Except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2013	82,504,801	$825	$1,760,899	$148,766	$806,298	$(1,471,005)	$1,245,783
Net income	—	—	—	—	12,333	—	12,333
Other comprehensive income	—	—	—	11,886	—	—	11,886
Issuance of common stock:
Dividend reinvestment & stock purchase plans	77,660	1	1,544	—	—	—	1,545
Employee stock purchase and incentive plans	37,193	—	(783)	—	—	—	(783)
Non-cash equity award compensation	—	—	3,872	—	—	—	3,872
Common dividends declared	—	—	—	—	—	(23,749)	(23,749)
March 31, 2014	82,619,654	$826	$1,765,532	$160,652	$818,631	$(1,494,754)	$1,250,887
(1) On January 1, 2015, we adopted ASU 2014-13. See Note 3 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$14,801	$12,333
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(9,176)	(9,158)
Depreciation and amortization of non-financial assets	143	106
Purchases of held-for-sale loans	(2,558,425)	(1,181,488)
Proceeds from sales of held-for-sale loans	2,455,452	785,380
Principal payments on held-for-sale loans	14,394	7,014
Net settlements of derivatives	(19,373)	(8,394)
Provision for loan losses	206	1,284
Non-cash equity award compensation expense	2,692	3,872
Market valuation adjustments	19,435	9,446
Realized gains, net	(4,306)	(1,092)
Net change in:
Accrued interest receivable and other assets	(38,394)	(7,279)
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	3,476	(13,682)
Net cash used in operating activities	(119,075)	(401,658)
Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(7,600)	(32,998)
Principal payments on loans held-for-investment	101,754	70,800
Purchases of real estate securities	(15,613)	(49,709)
Proceeds from sales of real estate securities	77,293	—
Principal payments on real estate securities	26,313	42,304
Purchase of mortgage servicing rights	(5,173)	(928)
Proceeds from sales of mortgage servicing rights	17,235	—
Net increase in restricted cash	(97)	(34)
Net cash provided by investing activities	194,112	29,435
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	1,641,380	920,955
Repayments on short-term debt	(1,933,041)	(494,956)
Proceeds from issuance of asset-backed securities	420	—
Repayments on asset-backed securities issued	(80,918)	(88,523)
Deferred securities issuance costs	(32)	—
Proceeds from issuance of long-term debt	354,932	36,782
Repayments on long-term debt	—	(17)
Net settlements of derivatives	658	(721)
Net proceeds from issuance of common stock	134	122
Taxes paid on equity award distributions	(318)	(905)
Dividends paid	(24,162)	(23,749)
Net cash (used in) provided by financing activities	(40,947)	348,988
Net increase (decrease) in cash and cash equivalents	34,090	(23,235)
Cash and cash equivalents at beginning of period	269,730	173,201
Cash and cash equivalents at end of period	$303,820	$149,966
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$15,032	$15,386
Taxes	38	1,399
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$6,282	$—
Retention of mortgage servicing rights from loan securitizations and sales	15,675	2,294
Transfers from loans held-for-sale to loans held-for-investment	447,840	37,631
Transfers from residential loans to real estate owned	3,166	135
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1. Organization
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
Redwood Trust, Inc. has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable year ended December 31, 1994. To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to shareholders (not including taxable income retained in our taxable subsidiaries) within the time frame set forth in the tax code and also meet certain other requirements related to assets, income, and stock ownership. We generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our operating subsidiaries” or “our taxable REIT subsidiaries” or “TRS.” We generally intend to distribute as dividends at least 90% of the taxable income we generate at our REIT.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) —  have been condensed or omitted according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at March 31, 2015 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2015 should not be construed as indicative of the results to be expected for the full year.
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities where we maintain an ongoing involvement, as well as an entity formed in connection with a resecuritization transaction we engaged in during 2011 (“Residential Resecuritization”), and an entity formed in connection with a commercial securitization we engaged in during 2012 (“Commercial Securitization”). Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
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
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our 2014 Annual Report on Form 10-K is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial condition and results of operations for the three months ended March 31, 2015.
Recent Accounting Pronouncements
Adoption of ASU 2014-13
In November 2014, the FASB issued ASU 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” (ASU 2014-13). This update provides a measurement alternative to companies that consolidate collateralized financing entities ("CFEs"). Under the new guidance, companies can measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. This guidance is effective in the first quarter 2016 with early adoption permitted at the beginning of an annual period. The guidance can be applied either retrospectively to all relevant prior periods or by a modified retrospective approach with a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption.
On January 1, 2015, we elected to early adopt ASU 2014-13, as we determined this measurement alternative more accurately reflects our economic interests in, and financial results from, certain consolidated financing entities.  We adopted the measurement alternative under this standard only for our consolidated Sequoia entities, which qualify under the standard as CFEs.  We did not elect the measurement alternative for our Residential Resecuritization or our Commercial Resecuritization, and will continue to account for the assets and liabilities in these CFEs in accordance with existing accounting guidance.
Under the provisions of ASU 2014-13, we use the fair value of the liabilities issued by the Sequoia CFEs (which we determined to be more observable) to determine the fair value of the assets, whereby the net assets we consolidate in our financial statements related to these entities represents the estimated fair value of our retained interests in the Sequoia CFEs.  Similarly, the periodic net market valuation adjustments we record on our income statement from the consolidated assets and liabilities of the CFEs represents the change in fair value of our retained interests in the Sequoia CFEs.
Using the modified retrospective approach, we recorded a cumulative-effect adjustment to equity of $10 million through retained earnings as of January 1, 2015.  This cumulative-effect adjustment represents the net effect of adjusting the assets and liabilities of the Sequoia CFEs from amortized historical cost to fair value.
Subsequent to the adoption of ASU 2014-13, the consolidated assets and liabilities of the Sequoia CFEs are both carried at fair value, with the periodic net changes in fair value recorded on our income statement, in Other market valuation adjustments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

The following table presents the assets and liabilities of the consolidated Sequoia entities at December 31, 2014 prior to the adoption of ASU 2014-13, the adjustments required to adopt the new standard, and the adjusted balances at January 1, 2015.
Impact of Adoption of ASU 2014-13 on Balance Sheet (1)

(In Millions)	December 31, 2014	ASU 2014-13 Adjustment	January 1, 2015
Loan Principal	$1,486	$(113)	$1,373
Loan unamortized premium	13	(13)	—
Allowance for loan losses	(21)	21	—
Residential loans held-for-investment	1,478	(105)	1,373
Deferred bond issuance costs	1	(1)	—
Other assets	5	—	5
Total assets	1,482	(105)	1,377

ABS issued principal	1,428	(125)	1,303
ABS issued unamortized discount	(10)	10	—
Total liabilities	1,418	(115)	1,303
Redwood's investment in consolidated Sequoia entities	$64	$10	$74

(1)	Certain totals may not foot due to rounding.
Other Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance is required to be applied on a retrospective basis. We plan to adopt this new guidance by the required date and will reclassify debt issuance costs that we currently present in other assets on our consolidated balance sheets and present them as debt discounts.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” This new guidance provides a new scope exception for certain money market funds, makes targeted amendments to the current consolidation guidance, and ends the deferral granted to investment companies from applying the VIE guidance. This new guidance is effective for annual periods beginning after December 15, 2016. Early adoption is allowed, including in any interim period. We are currently evaluating the impact of adopting this new standard.
In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This new guidance amends the accounting guidance for “repo-to-maturity” transactions and repurchase agreements executed as repurchase financings. In addition, the new standard requires a transferor to disclose more information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This new guidance is effective in the first interim reporting period beginning after December 15, 2014. However, for repurchase and securities lending transactions reported as secured borrowing, the new standard’s enhanced disclosures are effective for annual periods beginning after December 15, 2014 and interim period beginning after March 15, 2015. We adopted the new guidance, as required, in the first quarter of 2015 and will adopt the disclosure requirements in the second quarter of 2015, as required. The adoption in the first quarter of 2015 did not have a material impact on our financial statements, as we did not have repo-to-maturity transactions outstanding.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The objective of the guidance is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS. The Amendment supersedes most current revenue recognition guidance, including industry-specific guidance. The Amendment also enhances disclosure requirements

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

around revenue recognition and the related cash flows. The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of adopting this new standard.
In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This update to the receivable guidance clarifies when a creditor is considered to have received physical possession of residential real estate resulting from an in substance repossession or foreclosure. In addition, the amendments require disclosure of both: (i) the amount of foreclosed residential real estate property held by the creditor; and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The update requires the guidance to be applied using either a modified retrospective transition method or a prospective transition method for interim and annual periods beginning after December 15, 2014, with early adoption permitted. We adopted this standard in the first quarter of 2015, as required, and it did not have a material impact on our financial statements.
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at March 31, 2015 and December 31, 2014.
Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
March 31, 2015 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$17,554	$—	$17,554	$(2,719)	$(10,830)	$4,005
TBAs	4,721	—	4,721	(4,667)	(54)	—
Total Assets	$22,275	$—	$22,275	$(7,386)	$(10,884)	$4,005

Liabilities (2)
Interest rate agreements	$(57,581)	$—	$(57,581)	$2,719	$54,862	$—
TBAs	(8,842)	—	(8,842)	4,666	3,201	(975)
Futures	(332)	—	(332)	—	332	—
Loan warehouse debt	(895,895)	—	(895,895)	895,895	—	—
Security repurchase agreements	(606,269)	—	(606,269)	606,269	—	—
Total Liabilities	$(1,568,919)	$—	$(1,568,919)	$1,509,549	$58,395	$(975)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2014 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$7,006	$—	$7,006	$(1,160)	$(4,360)	$1,486
Credit default index swaps	1,598	—	1,598	—	(375)	1,223
TBAs	6,653	—	6,653	(5,815)	—	838
Total Assets	$15,257	$—	$15,257	$(6,975)	$(4,735)	$3,547

Liabilities (2)
Interest rate agreements	$(48,173)	$—	$(48,173)	$1,160	47,013	$—
TBAs	(9,506)	—	(9,506)	5,815	2,715	(976)
Futures	(372)	—	(372)	—	372	—
Loan warehouse debt	(1,185,316)	—	(1,185,316)	1,185,316	—	—
Security repurchase agreements	(608,509)	—	(608,509)	608,509	—	—
Total Liabilities	$(1,851,876)	$—	$(1,851,876)	$1,800,800	$50,100	$(976)

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
March 31, 2015
(Unaudited)

Note 4. Principles of Consolidation - (continued)

Analysis of Consolidated VIEs
As of March 31, 2015, the VIEs we are required to consolidate include certain Sequoia securitization entities, the Residential Resecuritization entity, and the Commercial Securitization entity. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.
Assets and Liabilities of Consolidated VIEs

March 31, 2015	Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total
(Dollars in Thousands)
Residential loans, held-for-investment	$1,304,426	$—	$—	$1,304,426
Commercial loans, held-for-investment	—	—	191,575	191,575
Real estate securities	—	211,316	—	211,316
Restricted cash	147	—	135	282
Accrued interest receivable	1,720	449	1,491	3,660
Other assets	5,304	—	—	5,304
Total Assets	$1,311,597	$211,765	$193,201	$1,716,563
Accrued interest payable	$893	$10	$374	$1,277
Asset-backed securities issued	1,239,065	34,280	79,676	1,353,021
Total Liabilities	$1,239,958	$34,290	$80,050	$1,354,298
Number of VIEs	24	1	1	26
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 23 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
The following table presents information related to securitization transactions that occurred during the three months ended March 31, 2015 and 2014.
Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2015	2014
Principal balance of loans transferred	$338,796	$—
Trading securities retained, at fair value	3,423	—
AFS securities retained, at fair value	2,859	—
MSRs recognized	1,872	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table summarizes the cash flows during the three months ended March 31, 2015 and 2014 between us and the unconsolidated VIEs sponsored by us.
Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2015	2014
Proceeds from new transfers	$341,716	$—
MSR fees received	3,770	3,423
Funding of compensating interest	(90)	(33)
Cash flows received on retained securities	12,645	12,303
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization.
Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Issued During The Three Months Ended March 31, 2015
At Date of Securitization	MSRs	Subordinate Securities
Prepayment rate	5 - 19%	8%
Discount rates	11%	6%
Credit loss assumptions	N/A	0.25%
The following table presents additional information at March 31, 2015 and December 31, 2014, related to unconsolidated securitizations accounted for as sales since 2012.
Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	March 31, 2015	December 31, 2014
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$69,258	$93,802
Senior and subordinate securities, classified as AFS	391,296	460,990
Maximum loss exposure (1)	460,554	554,792
Assets transferred:
Principal balance of loans outstanding	7,287,906	7,276,825
Principal balance of delinquent loans 30+ days delinquent	20,952	17,022

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
March 31, 2015
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at March 31, 2015 and December 31, 2014.
Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

March 31, 2015	MSRs	Senior Securities	Subordinate Securities
(Dollars in Thousands)
Fair value at March 31, 2015	$50,156	$65,809	$394,745
Expected life (in years) (1)	6	6	11
Prepayment speed assumption (annual CPR) (1)	17%	11%	10%
Decrease in fair value from:
10% adverse change	$2,329	$3,697	$905
25% adverse change	5,530	7,035	2,356
Discount rate assumption (1)	11%	10%	5%
Decrease in fair value from:
100 basis point increase	$1,645	$2,540	$30,841
200 basis point increase	3,216	4,899	57,886
Credit loss assumption (1)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$345	$2,397
25% higher losses	N/A	456	5,704

December 31, 2014	MSRs	Senior Securities	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2014	$56,801	$93,802	$460,990
Expected life (in years) (1)	7	6	10
Prepayment speed assumption (annual CPR) (1)	14%	9%	10%
Decrease in fair value from:
10% adverse change	$2,419	$3,999	$684
25% adverse change	5,639	9,475	2,355
Discount rate assumption (1)	11%	8%	5%
Decrease in fair value from:
100 basis point increase	$2,104	$4,214	$34,149
200 basis point increase	4,102	8,091	64,474
Credit loss assumption (1)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$126	$3,169
25% higher losses	N/A	299	7,841

(1)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 4. Principles of Consolidation - (continued)

Analysis of Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at March 31, 2015, grouped by security type.
Third-Party Sponsored VIE Summary

(Dollars in Thousands)	March 31, 2015
Residential Mortgage Backed Securities
Senior	$480,200
Re-REMIC	169,240
Subordinate	175,250
Total Investments in Third-Party Sponsored VIEs	$824,690
We determined that we are not the primary beneficiary of any third-party VIEs, as we do not have the required power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not service or manage these entities or otherwise solely hold decision making powers that are significant. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these third-party VIEs – we only account for our specific interests in them.
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
March 31, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$1,093,413	$1,093,413	$1,341,032	$1,341,032
At lower of cost or fair value	1,472	1,663	1,488	1,669
Residential loans, held-for-investment (1)
At fair value	2,304,870	2,304,870	581,668	581,668
At amortized cost	—	—	1,474,386	1,381,918
Commercial loans, held-for-sale	54,407	54,407	166,234	166,234
Commercial loans, held-for-investment
At fair value	72,619	72,619	71,262	71,262
At amortized cost	333,316	338,932	329,431	334,876
Trading securities	106,837	106,837	111,606	111,606
Available-for-sale securities	1,178,406	1,178,406	1,267,624	1,267,624
MSRs	120,324	120,324	139,293	139,293
Cash and cash equivalents	303,820	303,820	269,730	269,730
Restricted cash	725	725	628	628
Accrued interest receivable	17,970	17,970	18,222	18,222
Derivative assets	30,546	30,546	16,417	16,417
REO (2)	5,305	5,446	4,391	4,703
Margin receivable (2)	79,760	79,760	65,374	65,374
FHLBC stock (2)	28,434	28,434	10,688	10,688
Guarantee asset (2)	6,118	6,118	7,201	7,201
Pledged collateral (2)	10,265	10,265	9,927	9,927

Liabilities
Short-term debt	$1,502,164	$1,502,164	$1,793,825	$1,793,825
Accrued interest payable	14,319	14,319	8,502	8,502
Guarantee obligation	6,917	6,917	7,201	7,201
Derivative liabilities	68,064	68,064	58,331	58,331
ABS issued (1)
Fair value	1,239,065	1,239,065	—	—
Amortized cost	113,956	114,613	1,545,119	1,446,605
FHLBC borrowings	850,792	850,792	495,860	495,860
Commercial secured borrowings	68,077	68,077	66,707	66,707
Convertible notes	492,500	488,243	492,500	492,188
Other long-term debt	139,500	97,650	139,500	101,835

(1)	Upon adoption of ASU 2014-13 on January 1, 2015, loans held-for-investment and ABS issued by consolidated Sequoia entities began to be recorded at fair value. See Note 3 for further discussion.

(2)	These assets are included in Other Assets on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

During the three months ended March 31, 2015, we elected the fair value option for $23 million of residential subordinate securities, $2.40 billion of residential loans (principal balance), $93 million of commercial loans (principal balance), and $19 million of MSRs, respectively. We anticipate electing the fair value option for all future purchases of residential loans and commercial senior loans that we intend to sell to third parties or transfer to securitizations as well as for MSRs purchased or retained from sales of residential loans.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at March 31, 2015, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2015

March 31, 2015	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$3,398,283	$—	$200,869	$3,197,414
Commercial loans	127,026	—	—	127,026
Trading securities	106,837	—	—	106,837
Available-for-sale securities	1,178,406	—	—	1,178,406
Derivative assets	30,546	4,721	17,554	8,271
MSRs	120,324	—	—	120,324
Pledged collateral	10,265	10,265	—	—
FHLBC stock	28,434	28,434	—	—
Guarantee asset	6,118	—	—	6,118

Liabilities
Derivative liabilities	68,064	9,173	58,045	846
Commercial secured borrowings	68,077	—	—	68,077
ABS issued	1,239,065	—	—	1,239,065

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2015.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets							Liabilities
	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives(1)	Commercial Secured Borrowings	ABS Issued
(In Thousands)
Beginning balance - December 31, 2014	$1,677,984	$237,496	$111,606	$1,267,624	$139,293	$7,201	$1,119	$66,707	$—
Transfer to FVO (2)	1,370,699	—	—	—	—	—	—	—	1,302,216
Principal paydowns	(111,716)	(240)	(203)	(26,110)	—	—	—	(152)	(66,517)
Amortization income	—	—	—	9,838	—	—	—	—	—
Gains (losses) in net income, net	7,570	7,366	(14,114)	4,306	(19,517)	(1,083)	20,087	1,509	2,946
Unrealized gains in OCI, net	—	—	—	3,795	—	—	—	—	—
Acquisitions	1,112,042	92,713	23,084	9,831	18,754	—	—	—	—
Sales	(857,249)	(210,309)	(13,536)	(90,878)	(18,206)	—	—	—	—
Other settlements, net	(1,916)	—	—	—	—	—	(13,781)	13	421
Ending balance - March 31, 2015	$3,197,414	$127,026	$106,837	$1,178,406	$120,324	$6,118	$7,425	$68,077	$1,239,066
(1) For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.
(2) Upon adoption of ASU 2014-13 on January 1, 2015, loans held-for-investment in, and ABS issued by, consolidated financial entities are now recorded at fair value. See Note 3 for further discussion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at March 31, 2015 and 2014. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three months ended March 31, 2015 and 2014 are not included in this presentation.
Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2015 and 2014 Included in Net Income

	Included in Net Income
	Three Months Ended March 31,
(In Thousands)	2015	2014
Assets
Residential loans at Redwood	$5,464	$3,483
Residential loans at consolidated Sequoia entities	1,179	—
Commercial loans	2,959	2,530
Trading securities	(13,790)	(4,431)
Available-for-sale securities	—	(113)
MSRs	(11,769)	(2,291)
Loan purchase commitments	7,422	—
Other assets - Guarantee asset	(1,083)	—

Liabilities
Loan purchase commitments	—	(235)
Commercial secured borrowing	(1,509)	—
ABS issued	(2,946)	—
The following table presents information on assets recorded at fair value on a non-recurring basis at March 31, 2015. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our balance sheet at March 31, 2015.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2015

					Gain (Loss) for
March 31, 2015	Carrying Value	Fair Value Measurements Using			Three Months Ended
(In Thousands)		Level 1	Level 2	Level 3	March 31, 2015
Assets
Residential loans, at lower of cost or fair value	$1,103	$—	$—	$1,103	$—
REO	3,410	—	—	3,410	(74)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the components of market valuation adjustments, net, recorded in our consolidated statements of income for the three months ended March 31, 2015 and 2014.
Market Valuation Adjustments, Net

	Three Months Ended March 31,
(In Thousands)	2015	2014
Mortgage banking activities
Residential loans, at fair value	$2,056	$7,128
Commercial loans, at fair value	5,857	3,626
Sequoia IO securities	(14,359)	(4,277)
Risk management derivatives, net	(10,583)	(7,082)
Loan purchase and forward sale commitments	18,256	8
Total mortgage banking activities(1)	1,227	(597)

MSRs	(19,517)	(2,711)
Other
Residential loans, at lower of cost or fair value	$2	$(2)
Consolidated Sequoia entities (2)	(1,093)	—
Residential loans held-for-investment, at Redwood	1,978	—
Trading securities	270	(154)
Impairments on AFS securities	—	(113)
Other risk management derivative instruments, net	(1,374)	(5,727)
Guarantee asset	(1,083)	—
Other	155	(142)
Total other	(1,145)	(6,138)
Total Market Valuation Adjustments, Net	$(19,435)	$(9,446)

(1)
Income from mortgage banking activities presented above does not include fee income or provisions for repurchases that is a component of mortgage banking income presented on our consolidated statements of income as these amounts do not represent a market valuation adjustment.

(2)
On January 1, 2015, we adopted ASU 2014-13 and began to record the assets and liabilities of consolidated Sequoia entities at fair value. This amount represents the net change in fair value of the consolidated assets and liabilities of these entities, which include residential loans held-for-investment, REO, and ABS issued. This amount also represents the estimated change in value of our retained interests in these entities. See Note 3 for further discussion.

At March 31, 2015, our valuation policy and process had not changed from those described in our Annual Report on Form 10-K. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Fair Value Methodology for Level 3 Financial Instruments

March 31, 2015	Fair Value				Weighted Average
(Dollars in Thousands, except input values)		Unobservable Input	Range
Assets
Residential loans, at fair value:
Jumbo fixed rate loans priced to securitization or to whole loan market and uncommitted to sell	$1,334,594	IO Multiple	4.0 - 4.6	x	4.2	x
		Prepayment rate (Annual CPR)	12 - 15%		14%
		Senior spread to TBA price	$3.13 - 3.13		$3.13
		Subordinate spread to swap rate	315 - 315	bps	315	bps
		Credit support	8 - 8%		8%
		Whole loan spread to TBA price	$3.10 - 4.50		$4.35

Jumbo hybrid loans priced to whole loan market and uncommitted to sell	137,168	Prepayment rate (Annual CPR)	15 - 15%		15%
		Spread to swap rate	125 - 165	bps	134	bps

Jumbo loans priced to whole loan market and committed to sell	421,226	Committed Sales Price	$102 - 103		$103

Loans held by consolidated Sequoia entities (1)	1,304,426	Liability price	N/A		N/A

Residential loans, at lower of cost or fair value	1,103	Loss severity	13 - 30%		20%

Commercial loans, at fair value	127,026	Spread to swap rate	147 - 156	bps	154	bps
		Credit support	22 - 23%		23%

Trading and AFS securities	1,285,243	Discount rate	4 - 12%		6%
		Prepayment rate (Annual CPR)	1 - 35%		12%
		Default rate	0 - 35%		8%
		Loss severity	20 - 64%		34%
		Credit support	0 - 48%		10%

MSRs	120,324	Discount rate	9 - 11%		10%
		Prepayment rate (Annual CPR)	4 - 60%		14%
		Per loan annual cost to service	$ 72 - 82		$77

Guarantee asset	6,118	Discount rate	11 - 11%		11%
		Prepayment rate (Annual CPR)	5 - 27%		12%

REO	3,410	Loss severity	31 - 66%		46%

Loan purchase commitments, net (2)	7,425	MSR Multiple	0.0 - 5.7	x	3.5	x
		Fallout rate	2 - 98%		33%

Liabilities
ABS issued by consolidated Sequoia entities (1)	1,239,065	Discount rate	4 -8%		5%
		Prepayment rate (Annual CPR)	0 - 31%		13%
		Default rate	0 - 12%		6%
		Loss severity	20 - 32%		26%
		Credit support	0 - 65%		11%

Commercial secured financing	68,077	Spread to swap rate	156 - 156	bps	156	bps
		Credit support	23 - 23%		23%
(1) Upon adoption of ASU 2014-13 on January 1, 2015, loans held-for-investment in, and ABS issued by, consolidated Sequoia entities began to be recorded at fair value. In accordance with this new guidance, the fair value of the loans in these entities were based on the fair value of the liabilities issued by these entities, which we determined were more readily observable. See Note 3 for further discussion.
(2) For the purpose of this presentation, loan purchase commitment assets and liabilities are presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Determination of Fair Value
A description of the instruments measured at fair value as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy is listed herein. We generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our Level 3 assets and liabilities. Use of these techniques requires determination of relevant inputs and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, a significant increase or decrease in any of these inputs – such as anticipated credit losses, prepayment rates, interest rates, or other valuation assumptions – in isolation would likely result in a significantly lower or higher fair value measurement.
Residential loans
Estimated fair values for residential loans are determined based on either an exit price to securitization or the whole loan market. For loans valued based on an exit to securitization, significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the limited availability of market quotes on newly issued RMBS and related inputs. Relevant market indicators that are factored into the analyses include third-party RMBS sales and pricing points for secondary sales of RMBS we have issued in past periods (which both provide indicative spreads to indexed TBA prices for senior securities and indexed swap rates for subordinate securities), as well as Agency RMBS, indexed swap yields, credit rating agency guidance on expected credit support levels for newly issued RMBS transactions, interest rates, and prepayment rates (Level 3). These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed or credit support assumptions.
For loans valued based on an exit to the whole loan market, significant inputs in the valuation analysis are predominantly Level 3 in nature. Relevant market indicators that are factored into the analyses include prices on recent sales of our own whole loans and third-party whole loan sales (which provide indicative spreads to indexed swap rates), indexed swap yields, interest rates, and prepayment rates (Level 3). These assets would generally decrease in value based upon an increase in the credit spread assumption.
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
Real estate securities
Real estate securities include residential, commercial, and other asset-backed securities that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators that are factored into the analyses include bid/ask spreads, the amount and timing of credit losses, interest rates, and prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate, loss severity and credit support. The estimated fair value of our securities would generally decrease based upon an increase in serious delinquencies or loss severities, or a decrease in prepayment rates or credit support.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at March 31, 2015, we received dealer price indications on 81% of our securities, representing 93% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were 2% lower than the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.
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
MSRs
MSRs include the rights to service jumbo and conforming residential mortgage loans. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. These inputs include market discount rates, prepayment rates of serviced loans, and the market cost of servicing. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Estimated fair values are based on applying the inputs to generate the net present value of estimated future MSR income, which is what we believe market participants would use to estimate fair value (Level 3). These discounted cash flow models utilize certain significant unobservable inputs including prepayment rate and discount rate assumptions. An increase in these unobservable inputs will reduce the estimated fair value of the MSRs.
As part of our MSR valuation process, we received a valuation estimate from a third-party valuations firm. In the aggregate, our internal valuation of the MSRs was less than 2% lower than the third-party valuation.
FHLBC Stock
Our Federal Home Loan Bank (FHLB) member subsidiary is required to purchase Federal Home Loan Bank of Chicago (FHLBC) stock under a borrowing agreement between our FHLBC member subsidiary and the FHLBC. Under this agreement, the stock is redeemable at face value, which represents the carrying value and fair value of the stock (Level 1).
Guarantee Asset
The guarantee asset represents the estimated fair value of cash flows we are contractually entitled to receive related to our risk sharing arrangement with Fannie Mae. Significant inputs in the valuation analysis are Level 3, due to the nature of this instrument and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant inputs include prepayment rates and market discount rate (Level 3). An increase in prepayment speed or market discount rate will reduce the estimated fair value of the guarantee asset.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
ABS issued
ABS issued includes asset-backed securities issued through the Sequoia, Residential Resecuritization, and Commercial Securitization entities. These instruments are generally illiquid in nature and trade infrequently. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Relevant market indicators factored into the analyses include bid/ask spreads, the amount and timing of collateral credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These liabilities would generally decrease in value (become a larger liability) if credit losses decreased or if the prepayment rate or discount rate were to increase.
As part of our ABS issued valuation process, we also request and consider indications of value from third-party securities dealers. For purposes of pricing our ABS issued at March 31, 2015, we received dealer price indications on 36% of our ABS issued. In the aggregate, our internal valuations of the ABS issued for which we received dealer price indications were 1% higher than the aggregate dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis.
FHLBC Borrowings

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

FHLBC borrowings include amounts borrowed from the FHLBC that are secured by residential mortgage loans. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 1).
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
Convertible notes
Convertible notes include unsecured convertible and exchangeable senior notes. Fair values are determined using quoted prices in active markets (Level 2).
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
Note 6. Residential Loans
We acquire residential loans from third-party originators. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at March 31, 2015 and December 31, 2014.

March 31, 2015
(In Thousands)	Redwood	Sequoia (1)	Total
Held-for-sale
Fair value - conforming	$200,869	$—	$200,869
Fair value - jumbo	892,544	—	892,544
Lower of cost or fair value	1,472	—	1,472
Held-for-investment
Fair value - Jumbo	1,000,444	1,304,426	2,304,870
Total Residential Loans	$2,095,329	$1,304,426	$3,399,755

December 31, 2014
(In Thousands)	Redwood	Sequoia (1)	Total
Held-for-sale
Fair value - conforming	$244,714	$—	$244,714
Fair value - jumbo	1,096,317	—	1,096,317
Lower of cost or fair value	1,488	—	1,488
Held-for-investment
Fair value - jumbo	581,668	—	581,668
At amortized cost	—	1,474,386	1,474,386
Total Residential Loans	$1,924,187	$1,474,386	$3,398,573

(1)	Upon adoption of ASU 2014-13 on January 1, 2015, loans held-for-investment at consolidated Sequoia entities began to be recorded at fair value. See Note 3 for further discussion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 6. Residential Loans - (continued)

At March 31, 2015, we owned mortgage servicing rights associated with $1.91 billion of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our balance sheet. We contract with a licensed sub-servicer that performs servicing functions for these loans.
Residential Loans Held-for-Sale
Residential Loans at Fair Value
At March 31, 2015, we owned 1,903 held-for-sale loans with an unpaid principal balance of $1.07 billion, compared to 2,273 loans with an unpaid principal balance of $1.30 billion at December 31, 2014. At March 31, 2015 and December 31, 2014, none of these loans were greater than 90 days delinquent and none of the loans were in foreclosure.
During the three months ended March 31, 2015 and 2014, we purchased $2.40 billion and 1.07 billion (principal balance) of loans, respectively, for which we elected the fair value option and recorded $2 million and $7 million of positive valuation adjustments, respectively, on residential loans held-for-sale at fair value through mortgage banking activities, a component of our consolidated income statement. During the three months ended March 31, 2015 and 2014, we sold $2.20 billion and $707 million (principal balance) of loans held-for-sale, respectively.
Residential Loans at Lower of Cost or Fair Value
At March 31, 2015 and December 31, 2014, we held nine residential loans at the lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $1 million.
Residential Loans Held-for-Investment at Fair Value
Residential Loans at Redwood
During the three months ended March 31, 2015, we transferred loans with a principal balance of $436 million and a fair value of $448 million from held-for-sale to held-for-investment bringing the total amount of loans held-for-investment at fair value to $1.00 billion at March 31, 2015. At March 31, 2015, $994 million of these loans were pledged as collateral under a borrowing agreement with the FHLBC.
At March 31, 2015, we owned 1,314 held-for-investment loans at Redwood with an unpaid principal balance of $972 million, compared to 803 loans with an unpaid principal balance of $566 million at December 31, 2014. At March 31, 2015 and December 31, 2014, none of these loans were greater than 90 days delinquent and none of the loans were in foreclosure.
The outstanding loans held-for-investment at Redwood at March 31, 2015 were originated in 2014 and 2015 and the weighted average FICO score of borrowers backing these loans was 773 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 68% (at origination). At March 31, 2015, these loans were comprised of fixed-rate loans with a weighted average coupon of 3.92%, and hybrid loans with a weighted average coupon of 3.06%.
Residential Loans at Consolidated Sequoia Entities
On January 1, 2015, we eliminated $13 million of unamortized premium, net and $21 million of allowance for loan losses, related to loans at our consolidated Sequoia entities as part of our initial adoption of ASU 2014-13 and recorded a valuation adjustment on these loans to reduce the loan carrying values to their estimated fair values. See Note 3 for further discussion.
The following table details the carrying value for residential loans held-for-investment at consolidated Sequoia entities at March 31, 2015 and December 31, 2014.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 6. Residential Loans - (continued)

(In Thousands)	March 31, 2015	December 31, 2014
Principal balance	$1,415,017	$1,483,213
Unamortized premium, net	—	12,511
Allowance for loan losses	—	(21,338)
Valuation adjustment	(110,591)	—
Carrying value	$1,304,426	$1,474,386

At March 31, 2015, we owned 5,177 held-for-investment loans at consolidated Sequoia entities, as compared to 5,315 loans at December 31, 2014. The weighted average FICO score of borrowers backing these loans was 733 (at origination) and the weighted average LTV ratio of these loans was 66% (at origination). At March 31, 2015 and December 31, 2014, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $68 million and $73 million, respectively, and the unpaid principal balance of loans in foreclosure was $34 million and $39 million, respectively. During the three months ended March 31, 2015, we recorded positive $3 million of valuation adjustments on these loans through other market valuation adjustments on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 7. Commercial Loans
We invest in commercial loans that we originate as well as loans that we acquire from third-party originators. The following table summarizes the classifications and carrying value of commercial loans at March 31, 2015 and December 31, 2014.

(In Thousands)	March 31, 2015	December 31, 2014
Held-for-sale, at fair value	$54,407	$166,234
Held-for-investment
At fair value	72,619	71,262
At amortized cost	333,316	329,431
Total Commercial Loans	$460,342	$566,927
Of the held-for-investment commercial loans at amortized cost shown above at March 31, 2015 and December 31, 2014, $192 million and $195 million, respectively, were financed through the Commercial Securitization entity.
Commercial Loans Held-for-Sale
Commercial loans held-for-sale include loans we originate and intend to sell to third parties. At March 31, 2015, we held five senior commercial mortgage loans at fair value, with an aggregate outstanding principal balance of $53 million and an aggregate fair value of $54 million. As of December 31, 2014, there were 13 senior commercial mortgage loans at fair value, with an aggregate outstanding principal balance of $163 million and an aggregate fair value of $166 million. During the three months ended March 31, 2015, we acquired $93 million (principal balance) of senior commercial loans for which we elected the fair value option and sold $203 million (principal balance) of loans to third parties. During the three months ended March 31, 2015 and 2014, we recorded positive $6 million and positive $2 million, respectively, of valuation adjustments on senior commercial mortgage loans for which we elected the fair value option through mortgage banking activities on our consolidated statements of income.
Commercial Loans Held-for-Investment
Commercial Loans Held-for-Investment, at Fair Value
Commercial loans held-for-investment at fair value include senior mortgage loans for which we have elected the fair value option and have been split into senior A-notes and junior B-notes. Although the A-notes for each of the loans were sold, the transfers did not qualify for sale accounting treatment and we treated the sales as secured borrowings. At March 31, 2015, we held three of these A/B notes with an aggregate outstanding principal balance of $67 million and an aggregate fair value of $73 million. At December 31, 2014, we held three A/B notes, with an aggregate outstanding principal balance of $68 million and an aggregate fair value of $71 million. During the three months ended March 31, 2015 and 2014, we recorded positive $2 million and positive $1 million, respectively, of valuation adjustments on commercial loans held-for-investment at fair value through mortgage banking activities, a component of our consolidated income statement.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
Note 7. Commercial Loans - (continued)

Commercial Loans Held-for-Investment, at Amortized Cost
Commercial loans held-for-investment at amortized cost include loans we originate and preferred equity investments we make or, in either case, acquire from third parties. As of March 31, 2015, these loans primarily include mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.
The following table provides additional information for our commercial loans held-for-investment at amortized cost at March 31, 2015 and December 31, 2014.

(In Thousands)	March 31, 2015	December 31, 2014
Principal balance	$345,646	$341,750
Unamortized discount, net	(4,668)	(4,862)
Recorded investment	340,978	336,888
Allowance for loan losses	(7,662)	(7,457)
Carrying Value	$333,316	$329,431
At March 31, 2015 and December 31, 2014 ,we held 62 and 60 commercial loans held-for-investment at amortized cost, respectively. During the three months ended March 31, 2015, we originated or acquired $8 million of commercial loans held-for-investment at amortized cost. Of the $341 million of recorded investment in commercial loans held-for-investment at March 31, 2015, 2% was originated in 2015, 17% was originated in 2014, 17% was originated in 2013, 36% was originated in 2012, 24% was originated in 2011 and 4% was originated in 2010.
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

(In Thousands)	March 31, 2015	December 31, 2014
Pass	$320,075	$316,122
Watch list	25,571	25,628
Total Commercial Loans Held-for-Investment	$345,646	$341,750

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
Note 7. Commercial Loans - (continued)

Activity in the Allowance for Loan Losses on Commercial Loans
The following table summarizes the activity in the allowance for commercial loan losses for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(In Thousands)	2015	2014
Balance at beginning of period	$7,456	$7,373
Charge-offs, net	—	—
Provision for loan losses	206	655
Balance at End of Period	$7,662	$8,028
Commercial Loans Collectively Evaluated for Impairment
At March 31, 2015 and December 31, 2014, all of our commercial loans collectively evaluated for impairment were current. The following table summarizes the balances for loans collectively evaluated for impairment at March 31, 2015 and December 31, 2014.

(In Thousands)	March 31, 2015	December 31, 2014
Principal balance	$345,646	$341,750
Recorded investment	340,978	336,888
Related allowance	7,662	7,457
Commercial Loans Individually Evaluated for Impairment
We did not have any commercial loans individually evaluated for impairment at either March 31, 2015 or December 31, 2014.
Note 8. Real Estate Securities
We invest in residential mortgage-backed securities. The following table presents the fair values of our real estate securities by type at March 31, 2015 and December 31, 2014.

(In Thousands)	March 31, 2015	December 31, 2014
Trading	$106,837	$111,606
Available-for-sale	1,178,406	1,267,624
Total Real Estate Securities	$1,285,243	$1,379,230
Our real estate securities herein are presented in accordance with their general position within a securitization structure based on their rights to cash flows. Senior securities are those interests in a securitization that generally have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior security interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior security interests, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests.
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. At March 31, 2015, our trading securities included $70 million of interest-only securities, for which there is no principal balance, $4 million of senior securities and $33 million of subordinate securities. The unpaid principal balance of senior and subordinate securities classified as trading securities was $4 million and $45 million, respectively, at March 31, 2015. During the three months ended March 31, 2015, we acquired $23 million (principal balance) of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $3 million of securities. During the three months ended March 31, 2015 and 2014, we recorded negative $14 million and negative $4 million,

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 8. Real Estate Securities - (continued)

respectively, of valuation adjustments on trading securities, with portions of these adjustments included in mortgage banking activities and other market valuation adjustments on our consolidated income statements.
The following table presents trading securities by collateral type at March 31, 2015 and December 31, 2014.

(In Thousands)	March 31, 2015	December 31, 2014
Senior Securities
Prime	$65,809	$93,802
Non-prime	7,454	7,951
Total Senior Securities	73,263	101,753
Prime Subordinate Securities	33,574	9,853
Total Trading Securities	$106,837	$111,606
AFS Securities
The following table presents the fair value of our available-for-sale securities held at Redwood by collateral type at March 31, 2015 and December 31, 2014.

(In Thousands)	March 31, 2015	December 31, 2014
Senior Securities
Prime	$297,872	$307,813
Non-prime	174,874	179,744
Total Senior Securities	472,746	487,557
Re-REMIC Securities	169,239	168,347
Subordinate Securities
Prime Mezzanine (1)	370,391	448,838
Subordinate (2)	166,030	162,882
Total Subordinate Securities	536,421	611,720
Total AFS Securities	$1,178,406	$1,267,624
(1) Mezzanine includes securities initially rated AA, A and BBB- and issued in 2012 or later.
(2) Subordinate securities includes less than $1 million of non-prime securities at both March 31, 2015, and December 31, 2014.
The senior securities shown above at March 31, 2015 and December 31, 2014, included $98 million and $105 million, respectively, of prime securities, and $113 million and $117 million, respectively, of non-prime securities that were financed through the Residential Resecuritization entity, as discussed in Note 4.
During the three months ended March 31, 2015, we purchased $10 million of AFS securities and sold $91 million of AFS securities, which resulted in realized gains of $4 million. During the three months ended March 31, 2014, we purchased $74 million of AFS securities and sold none.
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
At March 31, 2015, there were $7 million of AFS securities with contractual maturities less than five years, $2 million of AFS securities with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 8. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at March 31, 2015 and December 31, 2014.
Carrying Value of AFS Securities

March 31, 2015	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$302,046	$190,790	$194,296	$648,490	$1,335,622
Credit reserve	(2,830)	(9,027)	(12,667)	(39,060)	(63,584)
Unamortized discount, net	(32,645)	(29,791)	(79,401)	(144,545)	(286,382)
Amortized cost	266,571	151,972	102,228	464,885	985,656
Gross unrealized gains	33,313	22,984	67,011	72,328	195,636
Gross unrealized losses	(2,012)	(82)	—	(792)	(2,886)
Carrying Value	$297,872	$174,874	$169,239	$536,421	$1,178,406

December 31, 2014	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$311,573	$196,258	$195,098	$742,150	$1,445,079
Credit reserve	(3,660)	(9,644)	(15,202)	(41,561)	(70,067)
Unamortized discount, net	(34,782)	(31,491)	(79,611)	(150,458)	(296,342)
Amortized cost	273,131	155,123	100,285	550,131	1,078,670
Gross unrealized gains	35,980	24,682	68,062	63,026	191,750
Gross unrealized losses	(1,298)	(61)	—	(1,437)	(2,796)
Carrying Value	$307,813	$179,744	$168,347	$611,720	$1,267,624
The following table presents the changes for the three ended March 31, 2015, in unamortized discount and designated credit reserves on residential AFS securities.
Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended March 31, 2015
	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$70,067	$296,342
Amortization of net discount	—	(9,838)
Realized credit losses	(2,945)	—
Acquisitions	—	2,672
Sales, calls, other	—	(6,332)
Impairments	—	—
Transfers to (release of) credit reserves, net	(3,538)	3,538
Ending Balance	$63,584	$286,382

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 8. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at March 31, 2015 and December 31, 2014.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair
(In Thousands)
March 31, 2015	$143,665	$(1,798)	$141,867	$36,468	$(1,088)	$35,380
December 31, 2014	126,681	(1,374)	125,307	70,676	(1,422)	69,254
At March 31, 2015, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 274 AFS securities, of which 29 were in an unrealized loss position and eight were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2014, our consolidated balance sheet included 290 AFS securities, of which 31 were in an unrealized loss position and 10 were in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $3 million at March 31, 2015. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At March 31, 2015, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
During the three months ended March 31, 2015, we recognized no OTTI losses related to our AFS securities. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at March 31, 2015.
Significant Valuation Assumptions

Range for Securities
March 31, 2015	Prime	Non-prime
Prepayment rates	8 - 16%	10 - 10%
Projected losses	1 - 18%	14 - 18%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 8. Real Estate Securities - (continued)

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at March 31, 2015 and 2014, for which a portion of an OTTI was recognized in other comprehensive income.
Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended March 31,
(In Thousands)	2015	2014
Balance at beginning of period	$33,849	$37,149
Additions
Initial credit impairments	—	71
Subsequent credit impairments	—	42
Reductions
Securities sold, or expected to sell	(95)	—
Securities with no outstanding principal at period end	(805)	(1,476)
Balance at End of Period	$32,949	$35,786
Gross Realized Gains and Losses on AFS Securities
Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(In Thousands)	2015	2014
Gross realized gains - sales	$4,306	$—
Gross realized gains - calls	—	987
Gross realized losses - sales	—	—
Gross realized losses - calls	—	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$4,306	$987

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 9. Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with a licensed sub-servicer to perform all servicing functions for these loans. The following table presents the fair value of MSRs and the aggregate principal amounts of associated loans as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Mortgage Servicing Rights
Conforming Loans	$69,203	$6,800,645	$81,301	$7,705,146
Jumbo Loans	51,121	5,851,993	57,992	5,962,784
Total Mortgage Servicing Rights	$120,324	$12,652,638	$139,293	$13,667,930
The following table presents activity for MSRs for the three months ended March 31, 2015 and 2014.
MSR Activity

	Three Months Ended March 31,
(In Thousands)	2015	2014
Balance at beginning of period	$139,293	$64,824
Additions	18,754	2,858
Sales	(18,206)	—
Changes in fair value due to:
Changes in assumptions (1)	(14,036)	(1,125)
Other changes (2)	(5,481)	(1,586)
Balance at End of Period	$120,324	$64,971

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to realization of expected cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 9. Mortgage Servicing Rights - (continued)

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we acquire and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. We hold our MSR investments at a taxable REIT subsidiary of ours. The following table details the retention and purchase of MSRs during the three months ended March 31, 2015.
MSR Additions

(In Thousands)	Three Months Ended March 31, 2015
	MSR Fair Value	Associated Principal
Jumbo MSR additions:
From securitization	$1,872	$227,852
From loan sales	92	10,145
Total jumbo MSR additions	1,964	237,997
Conforming MSR additions:
From loan sales	$13,711	$1,352,658
From purchases	3,079	318,338
Total conforming MSR additions	16,790	1,670,996
Total MSR additions	$18,754	$1,908,993
MSR Income
The following table presents the components of our MSR income.

	Three Months Ended March 31,
(In Thousands)	2015	2014
Servicing income
Income	$9,716	$3,633
Cost of sub-servicer	(1,229)	(316)
Net servicing income	8,487	3,317
Market valuation adjustments	(19,517)	(2,711)
MSR provision for repurchases	106	—
MSR income (loss)	$(10,924)	$606

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 10. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$1,768	$158,000	$—	$—
TBAs	4,721	691,000	6,654	1,074,000
Futures	—	—	—	—
Swaptions	15,786	825,000	7,006	575,000
Credit default index swaps	—	—	1,597	50,000
Assets - Other Derivatives
Loan purchase commitments	8,271	1,405,347	1,160	288,467
Loan forward sale commitments	—	—	—	—
Total Assets	$30,546	$3,079,347	$16,417	$1,987,467

Liabilities - Cash Flow Hedges
Interest rate swaps	$(55,284)	$139,500	$(46,845)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(2,297)	190,500	(1,328)	206,000
TBAs	(8,842)	1,230,000	(9,506)	1,110,000
Futures	(332)	72,000	(372)	90,000
Liabilities - Other Derivatives
Loan purchase commitments	(846)	387,051	(41)	27,324
Loan forward sale commitments	(463)	99,475	(239)	102,793
Total Liabilities	$(68,064)	$2,118,526	$(58,331)	$1,675,617
Total Derivative Financial Instruments, Net	$(37,518)	$5,197,873	$(41,914)	$3,663,084
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheet, we may enter into derivative contracts. At March 31, 2015, we were party to swaps and swaptions with an aggregate notional amount of $1.3 billion, TBA contracts sold with an aggregate notional amount of $1.9 billion, and financial futures contracts with an aggregate notional amount of $72 million. Net market valuation adjustments on risk management derivatives were negative $12 million and negative $13 million for the three months ended March 31, 2015 and 2014, respectively.
Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. Net valuation adjustments on LPCs and FSCs were positive $18 million, and less than negative $1 million for the three months ended March 31, 2015 and 2014, and are reported through our consolidated statements of income in mortgage banking activities, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
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
For the three months ended March 31, 2015 and 2014, changes in the values of designated cash flow hedges were negative $8 million and negative $9 million, respectively, and were recorded in accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $54 million and $46 million at March 31, 2015 and December 31, 2014, respectively. For both of the three months ended March 31, 2015 and 2014, we reclassified less than $100 thousand of unrealized losses on derivatives to interest expense. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated income statements, over the remaining life of the hedge liabilities.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three months ended March 31, 2015 and 2014.
Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended March 31,
(In Thousands)	2015	2014
Net interest expense on cash interest rate agreements	$(1,484)	$(1,488)
Realized expense due to ineffective portion of cash flow hedges	—	—
Realized net losses reclassified from other comprehensive income	(31)	(60)
Total Interest Expense	$(1,515)	$(1,548)
Derivative Counterparty Credit Risk
As discussed in our Annual report on Form 10-K, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments. At March 31, 2015, we assessed this risk as remote and did not record a specific valuation adjustment.
At March 31, 2015, we had outstanding derivative agreements with six counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 11. Other Assets and Liabilities
Other Assets
Other assets at March 31, 2015 and December 31, 2014, are summarized in the following table.

(In Thousands)	March 31, 2015	December 31, 2014
Margin receivable	$79,760	$65,374
Investment receivable	31,578	1,103
FHLBC stock	28,434	10,688
Pledged collateral	10,265	9,927
Guarantee asset	6,118	7,201
Income tax receivables	5,786	175
REO	5,305	4,391
Deposits	5,000	5,000
Prepaid expenses	2,816	3,372
Fixed assets and leasehold improvements (1)	3,868	3,008
Other	4,062	3,657
Total Other Assets	$182,992	$113,896

(1)	Fixed assets have a basis of $6 million and accumulated depreciation of $4 million at March 31, 2015.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at March 31, 2015 and December 31, 2014 are summarized in the following table.

(In Thousands)	March 31, 2015	December 31, 2014
Margin payable	$15,007	$6,455
Unsettled trades	11,050	—
Accrued compensation	8,518	19,273
Guarantee obligation	6,917	7,201
Residential repurchase reserve	4,292	3,724
Accrued operating expenses	3,096	3,334
Legal reserve	2,000	2,000
Income tax payable	721	—
Other	8,534	10,257
Total Other Liabilities	$60,135	$52,244
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our swap, master repurchase agreements, and warehouse facilities counterparties whereby we or the counterparty were required to post collateral.
Investment Receivable and Unsettled Trades
In accordance with our policy to record purchases and sales of securities on the trade date, if the trade and settlement of a purchase or sale crosses over a quarterly reporting period, we will record an investment receivable for sales and an unsettled trades liability for purchases.  The amounts in the table above for each of these items were settled for cash subsequent to March 31, 2015.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
Note 11. Other Assets and Liabilities - (continued)

Guarantee Asset, Pledged Collateral, and Guarantee Obligation
The pledged collateral, guarantee asset, and guarantee obligation presented in the tables above are related to the risk sharing arrangement we entered into with Fannie Mae in the fourth quarter of 2014.
All of the loans in the reference pool subject to the guarantee were originated in 2014 and at March 31, 2015, the loans had an unpaid principal balance of $957 million and an original weighted average FICO score of 762 and LTV of 75%. At March 31, 2015, 0.44% of the outstanding principal balance was 30 days or more delinquent and none of the loans were 90 days or more delinquent or in foreclosure. At March 31, 2015, the maximum potential amount of future payments we could be required to make under this obligation was $10 million and this amount was fully collateralized by assets we have transferred to a custodian and are presented as pledged collateral in the table above. We have no recourse to any third parties that would allow us to recover any amounts related to this guarantee obligation. To date we have not incurred any losses under this agreement and as of March 31, 2015, we determined no allowance for contingent losses was required.
REO
The carrying value of REO at March 31, 2015, was $5 million, which includes the net effect of $3 million related to transfers into REO during three months ended March 31, 2015, offset by $1 million of REO liquidations, and $2 million of negative market valuation adjustments. At March 31, 2015 and December 31, 2014, there were 20 and 22 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities.
See Note 15 for additional information on the legal and residential repurchase reserves.
Note 12. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At March 31, 2015, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
The table below summarizes the facilities that are available to us and the balances of short-term debt at March 31, 2015 and December 31, 2014 by the type of collateral securing the debt.
Short-Term Debt

	March 31, 2015
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	5	$815,037	$1,550,000	4/2015-2/2016
Commercial loans	3	80,858	400,000	4/2015-10/2016
Real estate securities	10	606,269	—	4/2015-6/2015
Total	18	$1,502,164

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
Note 12. Short-Term Debt - (continued)

	December 31, 2014
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	5	$1,076,188	$1,550,000	2/2015-12/2015
Commercial loans	3	109,128	400,000	4/2015-10/2016
Real estate securities	9	608,509	—	1/2015-3/2015
Total	17	$1,793,825
Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At March 31, 2015, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
The fair value of residential loans, commercial loans, and real estate securities pledged as collateral was $915 million, $125 million, and $734 million, respectively, at March 31, 2015 and $1.22 billion, $161 million, and $762 million, respectively, at December 31, 2014. For the three months ended March 31, 2015 and 2014, the average balance of short-term debt was $1.59 billion and $1.01 billion, respectively. At March 31, 2015 and December 31, 2014, accrued interest payable on short-term debt was $2 million and $2 million, respectively.
We also maintain a $10 million committed line of credit with a financial institution that is secured by our pledge of certain mortgage-backed securities we own. At both March 31, 2015 and December 31, 2014, we had no outstanding borrowings on this facility.
Characteristics of Short-Term Debt
The table below summarizes short-term debt by weighted average interest rates and by collateral type at March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
(Dollars in Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Collateral Type
Residential loan collateral	$815,037	1.74%	191	$1,076,188	1.74%	156
Commercial loan collateral	80,858	4.40%	288	109,128	3.66%	185
Real estate securities collateral	606,269	1.38%	26	608,509	1.38%	20
Total Short-Term Debt	$1,502,164	1.74%	130	$1,793,825	1.73%	112

Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of short-term debt at March 31, 2015 and December 31, 2014.

(In Thousands)	March 31, 2015	December 31, 2014
Within 30 days	$427,720	$515,552
31 to 90 days	269,050	447,021
Over 90 days	805,394	831,252
Total Short-Term Debt	$1,502,164	$1,793,825

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
The carrying values of ABS issued by consolidated securitization entities we sponsored at March 31, 2015 and December 31, 2014, along with other selected information, are summarized in the following table.
Asset-Backed Securities Issued

	March 31, 2015
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,359,646	$34,280	$79,676	$1,473,602
Interest-only certificates	5,622	—	—	5,622
Market valuation adjustments (1)	(126,203)	—	—	(126,203)
Total ABS Issued	$1,239,065	$34,280	$79,676	$1,353,021
Range of weighted average interest rates, by series	0.38% to 4.30%	2.17%	5.62%
Stated maturities	2017-2041	2046	2018
Number of series	24	1	1
(1) Upon adoption of ASU 2014-13 on January 1, 2015, we began to account for ABS issued by consolidated Sequoia entities at fair value. See Note 3 for further discussion.

	December 31, 2014
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,427,056	$45,044	$83,313	$1,555,413
Interest-only certificates	2,079	—	—	2,079
Unamortized discount	(12,373)	—	—	(12,373)
Total ABS Issued	$1,416,762	$45,044	$83,313	$1,545,119
Range of weighted average interest rates, by series	0.36% to 4.27%	2.16%	5.62%
Stated maturities	2014 - 2041	2046	2018
Number of series	24	1	1

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
Note 13. Asset-Backed Securities Issued - (continued)

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At March 31, 2015, $1.35 billion of ABS issued ($1.46 billion principal balance) had contractual maturities beyond five years and $7 million of ABS issued ($16 million principal balance) had contractual maturities of less than one year. Amortization of Commercial Securitization and Residential Resecuritization deferred ABS issuance costs was less than $1 million for both the three months ended March 31, 2015 and 2014. The following table summarizes the accrued interest payable on ABS issued at March 31, 2015 and December 31, 2014. Interest due on consolidated ABS issued is payable monthly.
Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2015	December 31, 2014
Sequoia	$893	$976
Residential Resecuritization	10	5
Commercial Securitization	374	390
Total Accrued Interest Payable on ABS Issued	$1,277	$1,371
The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at March 31, 2015 and December 31, 2014.
Collateral for Asset-Backed Securities Issued

	March 31, 2015
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,304,426	$—	$—	$1,304,426
Commercial loans	—	—	191,575	$191,575
Real estate securities	—	211,316	—	$211,316
Restricted cash	147	—	135	$282
Accrued interest receivable	1,720	449	1,491	$3,660
REO	5,304	—	—	$5,304
Total Collateral for ABS Issued	$1,311,597	$211,765	$193,201	$1,716,563

	December 31, 2014
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,474,386	$—	$—	$1,474,386
Commercial loans	—	—	194,991	$194,991
Real estate securities	—	221,676	—	$221,676
Restricted cash	147	43	137	$327
Accrued interest receivable	2,359	477	1,511	$4,347
REO	4,391	—	—	$4,391
Total Collateral for ABS Issued	$1,481,283	$222,196	$196,639	$1,900,118

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 14. Long-Term Debt

FHLBC Borrowings
In July 2014, our FHLB member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. Under this agreement, our subsidiary may incur borrowings up to $1 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans and residential mortgage-backed securities. During the three months ended March 31, 2015, our FHLB-member subsidiary borrowed an additional $355 million under this agreement. At March 31, 2015, $851 million of advances were outstanding under this agreement with a weighted average interest rate of 0.27% and a weighted average maturity of 9.2 years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. These advances were secured by residential mortgage loans with a fair value of $994 million at March 31, 2015. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At March 31, 2015, our subsidiary held $28 million of FHLBC stock that is included in other assets in our consolidated balance sheets.
Commercial Secured Borrowing
At March 31, 2015, we had commercial secured borrowings of $68 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We bifurcated certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.
Convertible Notes
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on these exchangeable notes was 6.52% for the three months ended March 31, 2015. At March 31, 2015, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $7 million. At March 31, 2015, these notes were exchangeable at the option of the holder at an exchange rate of 46.1798 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.65 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on these convertible notes was 5.36% for the three months ended March 31, 2015. At March 31, 2015, the accrued interest payable balance on this debt was $7 million and the unamortized deferred issuance costs were $5 million. At March 31, 2015, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock.
Trust Preferred Securities and Subordinated Notes
At March 31, 2015, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. The interest expense yield on both our trust preferred securities and subordinated notes was 2.52% and 2.42% for the three months ended March 31, 2015 and 2014, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on both our trust preferred securities and subordinated notes was 6.81% and 6.78% for the three months ended March 31, 2015 and 2014, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 14. Long-Term Debt - (continued)

At both March 31, 2015 and December 31, 2014, the accrued interest payable balance on our trust preferred securities and subordinated notes was less than $1 million. Under the terms of this debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this debt.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 15. Commitments and Contingencies
Lease Commitments
At March 31, 2015, we were obligated under nine non-cancelable operating leases with expiration dates through 2021 for $12 million. Operating lease expense was less than $1 million for both the three months ended March 31, 2015 and 2014.
The following table presents our future lease commitments at March 31, 2015.
Future Lease Commitments by Year

(In Thousands)	March 31, 2015
2015 (9 months)	$2,123
2016	2,833
2017	2,879
2018	1,827
2019	1,189
2020 and thereafter	1,495
Total Lease Commitments	$12,346
Loss Contingencies — Fannie Mae Risk Sharing
In the fourth quarter of 2014, we entered into a risk-sharing arrangement with Fannie Mae. Under this arrangement we committed to absorb the first one percent of losses realized on a reference pool of residential mortgage loans originated in 2014 that we acquired and then sold to Fannie Mae during the fourth quarter of 2014. During the 10 year term of the arrangement, we receive monthly cash payments from Fannie Mae based on the monthly outstanding unpaid principal balance of the reference pool of loans. Additionally, under this arrangement we are required to maintain collateral with a third party custodian sufficient to cover our maximum loss exposure throughout the term of the arrangement. To the extent approved losses are incurred, the custodian will transfer collateral to Fannie Mae. As a result of this transaction we recorded “pledged collateral” and a “guarantee asset” in the other assets line item, and a “guarantee obligation” in the other liabilities line item, on our consolidated balance sheets.
The guarantee obligation represents our commitment to absorb losses under the arrangement, which at inception was recorded at fair value based on the fair value of the guarantee asset. We are amortizing the guarantee obligation over the 10 year term of the arrangement based on changes in the outstanding unpaid principal balance of loans in the reference pool. In addition, each period we assess the need for a separate loss allowance related to this arrangement, based on our estimate of credit losses inherent in the reference pool of loans. To determine the loss allowance, we assess inherent losses in the reference pool of loans by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults). As of March 31, 2015, we determined a loss allowance was not required.

See Note 11 for further discussion of the risk share arrangement.
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
At both March 31, 2015 and December 31, 2014, our repurchase reserve associated with our residential loans and MSRs was $4 million and was recorded in accrued expenses and other liabilities on our consolidated balance sheets. We received 25 repurchase requests during the three months ended March 31, 2015 and we repurchased one loan during that period, which we expect to be purchased by the

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

loan originator with no resulting loss. During the three months ended March 31, 2015 and 2014 we recorded repurchase provisions of less than $1 million, that were recorded in mortgage banking activities and MSR income on our consolidated statements of income and did not charge-off any amounts to the reserve in either period.
Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of March 31, 2015, the FHLB-Seattle has received approximately $116 million of principal and $11 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, as of March 31, 2015, approximately $13 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. we agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At March 31, 2015, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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
March 31, 2015
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

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
Note 16. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three months ended March 31, 2015 and 2014.
Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$186,737	$(46,049)	$164,654	$(15,888)
Other comprehensive income (loss) before reclassifications	5,053	(8,442)	19,323	(8,795)
Amounts reclassified from other accumulated comprehensive income	(1,690)	31	1,298	60
Net current-period other comprehensive income (loss)	3,363	(8,411)	20,621	(8,735)
Balance at End of Period	$190,100	$(54,460)	$185,275	$(24,623)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
Note 16. Equity - (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for three months ended March 31, 2015 and 2014.
Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended March 31,
(In Thousands)	Income Statement	2015	2014
Net realized gains (losses) on AFS securities
Other than temporary impairment	Other market valuations, net	$—	$1,298
Gain on sale of AFS securities	Realized gains, net	$(1,690)	$—
		$(1,690)	$1,298
Net realized gains on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$31	$60
		$31	$60
Earnings Per Common Share
The following table provides the basic and diluted earnings per common share computations for the three months ended March 31, 2015 and 2014.
Basic and Diluted Earnings Per Common Share

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2015	2014
Basic Earnings Per Common Share:
Net income attributable to Redwood	$14,801	$12,333
Less: Dividends and undistributed earnings allocated to participating securities	(822)	(702)
Net income allocated to common shareholders	$13,979	$11,631
Basic weighted average common shares outstanding	83,360,312	82,410,562
Basic Earnings Per Common Share	$0.17	$0.14

Diluted Earnings Per Common Share:
Net income attributable to Redwood	$14,801	$12,333
Less: Dividends and undistributed earnings allocated to participating securities	(822)	(702)
Net income allocated to common shareholders	$13,979	$11,631
Weighted average common shares outstanding	83,360,312	82,410,562
Net effect of dilutive equity awards	2,261,904	2,529,978
Diluted weighted average common shares outstanding	85,622,216	84,940,540
Diluted Earnings Per Common Share	$0.16	$0.14
For the three months ended March 31, 2015 and 2014, we determined certain equity awards outstanding during each of these periods qualified as participating securities. We included participating securities in the calculation of basic earnings per common share as well as diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method. For the three months ended March 31, 2015 and 2014, there were 2,261,904 and 2,529,978 of dilutive equity awards, respectively,

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
Note 16. Equity - (continued)

determined under the two-class method. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.
For the three months ended March 31, 2015 and 2014, 21,292,309 and 11,825,450, respectively, of common shares related to the assumed conversion of the convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three months ended March 31, 2014, the number of outstanding equity awards that were antidilutive totaled 79,535.
Stock Repurchases
We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and has no expiration date. During the three months ended March 31, 2015, there were no shares acquired under the plan. At March 31, 2015, there remained 4,005,985 shares available for repurchase under this plan.
Note 17. Equity Compensation Plans
At March 31, 2015 and December 31, 2014, 1,914,207 and 2,225,245 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $25 million at March 31, 2015, as shown in the following table.

	Three Months Ended March 31, 2015
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$1,091	$12,304	$6,874	$—	$20,269
Equity grants	2,636	5,162	—	236	8,034
Equity grant forfeitures	(162)	—	—	—	(162)
Equity compensation expense	(250)	(1,575)	(854)	(59)	(2,738)
Unrecognized Compensation Cost at End of Period	$3,315	$15,891	$6,020	$177	$25,403
At March 31, 2015, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock
At March 31, 2015 and December 31, 2014, there were 196,644 and 109,464 shares, respectively, of restricted stock awards outstanding. Restrictions on these shares lapse through 2019. During the three months ended March 31, 2015, there were 136,561 restricted stock awards granted, 40,643 restricted stock awards that vested and were distributed, and 8,738 restricted stock awards forfeited.
Deferred Stock Units (“DSUs”)
At March 31, 2015 and December 31, 2014, there were 2,438,081 and 2,168,824 DSUs, respectively, outstanding of which 1,435,093 and 1,287,862, respectively, had vested. There were 269,258 DSUs granted, and no DSUs distributed or forfeited during the three months ended March 31, 2015. Unvested DSUs at March 31, 2015 vest through 2019.
Performance Stock Units (“PSUs”)
At both March 31, 2015 and December 31, 2014, the target number of PSUs that were unvested was 761,051. PSUs do not vest until the third anniversary of their grant date, with the level of vesting at that time contingent on total stockholder return (defined as the change in our common stock price plus dividends paid on our common stock relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest during 2015 and in future years will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
Note 17. Equity Compensation Plans - (continued)

or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.
With respect to the PSUs granted in 2011, the three-year performance period ended during the fourth quarter of 2014, resulting in the vesting of 701,440 shares of our underlying common stock. The distribution of these underlying shares of common stock will occur in May 2015, in accordance with the terms of the PSUs and our Executive Deferred Compensation Plan.
Employee Stock Purchase Plan
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of March 31, 2015 and December 31, 2014, 283,092 and 274,318 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at March 31, 2015.
Note 18. Mortgage Banking Activities
The following table presents the components of mortgage banking activities, net, recorded in our consolidated income statements for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(In Thousands)	2015	2014
Residential mortgage banking activities:
Changes in fair value of:
Residential loans, at fair value (1)	$20,312	$7,045
Sequoia IO securities	(14,359)	(4,277)
Risk management derivatives (2)	(4,371)	(4,278)
Other (3)	633	446
Total residential mortgage banking activities:	2,215	(1,064)

Commercial mortgage banking activities:
Changes in fair value of:
Commercial loans, at fair value	5,857	3,626
Risk management derivatives (2)	(6,212)	(2,803)
Other (3)	63	10
Total commercial mortgage banking activities:	(292)	833
Mortgage banking activities	$1,923	$(231)

(1)	Includes changes in fair value for loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential and commercial loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 19. Operating Expenses
Components of our operating expenses for the three months ended March 31, 2015 and 2014 are presented in the following table.
Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2015	2014
Fixed compensation expense	$9,155	$6,742
Variable compensation expense	3,991	2,781
Equity compensation expense	2,738	2,330
Total compensation expense	15,884	11,853
Systems and consulting	2,122	3,466
Accounting and legal	1,577	1,633
Office costs	1,232	985
Corporate costs	526	552
Other operating expenses	3,722	1,482
Total Operating Expenses	$25,063	$19,971

Note 20. Taxes
For the three months ended March 31, 2015 and 2014, we recognized a benefit for income taxes of $5 million and $2 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at March 31, 2015 and 2014.
Reconciliation of Statutory Tax Rate to Effective Tax Rate

	March 31, 2015	March 31, 2014
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(44.7)%	(1.7)%
Change in valuation allowance	11.9%	3.7%
Dividends paid deduction	(64.4)%	(60.8)%
Effective Tax Rate	(56.0)%	(17.6)%
The negative effective tax rate for the three months ended March 31, 2015, resulted from a benefit for income taxes being recorded against GAAP losses generated at our taxable REIT subsidiaries, while the consolidated income statement reported GAAP income. On a consolidated basis, GAAP income generated at the REIT, for which no material tax provision was recorded due to the dividends paid deduction, exceeded the losses at the taxable REIT subsidiaries.
We assessed our tax positions for all open tax years (Federal - years 2011 to 2015, State - years 2010- 2015) and, at March 31, 2015 and December 31, 2014, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 21. Segment Information
Redwood operates in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For a full description of our segments, see Item 1—Business in our Annual Report on Form 10-K.
Segment contribution represents the measure of profit that management uses to assess the performance of our business segments and make resource allocation and operating decisions. Certain expenses not directly assigned or allocated to one of the three primary segments, as well as activity from certain consolidated Sequoia entities consolidated for GAAP financial reporting purposes, are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated expenses primarily include interest expense associated with certain long-term debt, indirect operating expenses, and other expense.
The following tables present financial information by segment for the three months ended March 31, 2015 and 2014.
Business Segment Financial Information

	Three Months Ended March 31, 2015
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$15,795	$30,012	$10,914	$7,025	$63,746
Interest expense	(3,778)	(2,810)	(3,489)	(13,884)	(23,961)
Net interest income (loss)	12,017	27,202	7,425	(6,859)	39,785
Provision for loan losses	—	—	(206)	—	(206)
Non-interest income
Mortgage banking activities	2,215	—	(292)	—	1,923
MSR income (loss)	—	(10,924)	—	—	(10,924)
Other market valuation adjustments	2	(19)	—	(1,128)	(1,145)
Realized gains, net	—	4,306	—	—	4,306
Other income	—	809	—	—	809
Total non-interest income, net	2,217	(5,828)	(292)	(1,128)	(5,031)
Direct operating expenses	(10,903)	(1,118)	(3,482)	(9,560)	(25,063)
Benefit from income taxes	8	3,510	853	945	5,316
Segment Contribution	$3,339	$23,766	$4,298	$(16,602)
Net Income					$14,801

Non-cash amortization expense	(46)	9,838	(49)	(981)	8,762

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 21. Segment Information - (continued)

	Three Months Ended March 31, 2014
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$10,668	$27,594	$10,384	$6,830	$55,476
Interest expense	(1,321)	(2,850)	(3,303)	(11,586)	(19,060)
Net interest income (loss)	9,347	24,744	7,081	(4,756)	36,416
Provision for loan losses	—	—	(655)	(629)	(1,284)
Non-interest income
Mortgage banking activities	(1,064)	—	833	—	(231)
MSR income (loss)	—	606	—	—	606
Other market valuation adjustments	(2)	(5,957)	—	(179)	(6,138)
Realized gains, net	—	987	—	105	1,092
Total non-interest income, net	(1,066)	(4,364)	833	(74)	(4,671)
Direct operating expenses	(7,094)	(1,095)	(2,626)	(9,156)	(19,971)
(Provision for) benefit from income taxes	(165)	1,527	355	126	1,843
Segment Contribution	$1,022	$20,812	$4,988	$(14,489)
Net Income					$12,333

Non-cash amortization expense	(52)	11,247	(173)	(1,946)	9,076
The following tables present the components of Corporate/Other for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015			2014
(In Thousands)	Legacy Consolidated VIEs	Other	Total	Legacy Consolidated VIEs	Other	Total
Interest income	$7,018	$7	$7,025	$6,828	$2	$6,830
Interest expense	(4,482)	(9,402)	$(13,884)	(5,460)	(6,126)	(11,586)
Net interest income (loss)	2,536	(9,395)	(6,859)	1,368	(6,124)	(4,756)
Provision for loan losses	—	—	—	(629)	—	(629)
Non-interest income
Other market valuation adjustments	(1,093)	(35)	(1,128)	(142)	(37)	(179)
Realized gains, net	—	—	—	105	—	105
Total non-interest income, net	(1,093)	(35)	(1,128)	(37)	(37)	(74)
Direct operating expenses	—	(9,560)	(9,560)	(52)	(9,104)	(9,156)
Benefit from income taxes	—	945	945	—	126	126
Total	$1,443	$(18,045)	$(16,602)	$650	$(15,139)	$(14,489)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 21. Segment Information - (continued)

The following table presents supplemental information by segment at March 31, 2015 and December 31, 2014.
Supplemental Disclosures

(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
March 31, 2015
Residential loans	$1,094,885	$1,000,444	$—	$1,304,426	$3,399,755
Commercial loans	—	—	460,342	—	460,342
Real estate securities	65,809	1,219,434	—	—	1,285,243
Mortgage servicing rights	—	120,324	—	—	120,324
Total assets	1,204,055	2,446,100	467,200	1,698,664	5,816,019

December 31, 2014
Residential loans	$1,342,519	$581,668	$—	$1,474,386	$3,398,573
Commercial loans	—	—	566,927	—	566,927
Real estate securities	93,802	1,285,428	—	—	1,379,230
Mortgage servicing rights	—	139,293	—	—	139,293
Total assets	1,468,856	2,057,256	575,943	1,816,911	5,918,966

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
Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part 1, Item 1, of this Quarterly Report on Form 10-Q and in Item 8, Financial Statements in our most recent Annual Report on Form 10-K, as well as the sections entitled “Risk Factors” in Item 1A of our most recent Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as other cautionary statements and risks described elsewhere in this report and our most recent Annual Report on Form 10-K. The discussion in this financial review contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, such as those discussed in the Cautionary Statement below.
References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. Financial information concerning our business is set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto, which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our Business
Redwood Trust, Inc., together with its subsidiaries, focuses on investing in mortgage- and other real estate-related assets and engaging in residential and commercial mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our residential and commercial mortgage banking activities. We operate our business in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments. A further description of our business and these segments can be found in Item 1 of our Annual Report on Form 10-K.

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
Consolidated Securitization Entities
We sponsor our Sequoia securitization program, which we use for the securitization of residential mortgage loans. We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of certain Sequoia securitization entities we have sponsored for financial reporting purposes. However, each of these entities is independent of Redwood and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold. We refer to certain of these securitization entities as “consolidated Sequoia entities,” and where applicable, in analyzing our results of operations we distinguish results from current operations “at Redwood” and, from consolidated Sequoia entities. On January 1, 2015, we adopted ASU 2014-13 and began to account for residential loans held-for-investment and asset backed securities issued at consolidated Sequoia entities at fair value. See Note 3 of the Notes to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
During the third quarter of 2011, we engaged in a transaction in which we resecuritized a pool of senior residential securities (the “Residential Resecuritization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion of the residential securities we hold in our investment portfolio at the REIT. Similarly, during the fourth quarter of 2012, we engaged in a transaction in which we securitized a pool of commercial loans (the “Commercial Securitization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion of the commercial loans we hold in our investment portfolio at the REIT. In analyzing our results of operations, the Commercial Securitization and Residential Resecuritization are included in our results at Redwood as we view these transactions as a form of financing.
Cautionary Statement
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency of private label securitization as a form of mortgage financing; (ii) statements related to our residential mortgage banking activities, including our expectation to distribute the majority of our first quarter jumbo loan pipeline and inventory at or above our quarter-end accounting valuations during the second quarter, our belief that loan sale profit margins generated on more recent loan acquisitions will be within our long-term target range of 25 to 50 basis points, our expectations regarding the MPF DirectTM initiative created by the FHLBC, and statements related to pooling conforming loans to create tailored Agency securities that could attract higher prices from investors; (iii) statements we make regarding securitization reform, including efforts to improve structural investor protection mechanisms, our expectation to add a transaction manager in one of our upcoming Sequoia securitizations, and other incremental reforms becoming the norm in private label securitization transactions; (iv) statements we make regarding additional opportunities to participate in risk-sharing transactions with the GSEs over the next several quarters; (v) statements we make regarding the outlook for our commercial business, including our positioning to benefit from a substantial wave of refinance opportunities and the expectation of additional demand for commercial loans beginning late in the second quarter of 2015, our exploration of ways to diversify our commercial loan distribution platform, our expectation that margins on our existing commercial loan pipeline will improve in the second quarter of 2015, and our statement that we intend to sell certain commercial senior loans into securitization transactions scheduled for the second quarter of 2015; (vi) statements relating to the effectiveness of our efforts to manage our exposure to interest-rate volatility and the tactics we employ today and in the future to manage such exposure; (vii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the first quarter of 2015 and at March 31, 2015, and statements relating to expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (viii) statements relating to our estimate of our investment capacity (including that we estimate our investment capacity at March 31, 2015 to be approximately $198 million); (ix) statements we make regarding our dividend policy, including our intention to pay a regular dividend of $0.28 per share per quarter in 2015; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $30 million of tax credit losses on residential securities we currently own to be realized over an estimated three- to five-year period).
Important factors, among others, that may affect our actual results include: general economic trends, the performance of the housing, commercial real estate, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers; federal and state legislative and regulatory developments, and the actions of governmental authorities, including those affecting the mortgage industry or our business (including, but not limited to, the Federal Housing Finance Agency’s notice of proposed rulemaking relating to FHLB membership requirements and the potential implications for our captive insurance subsidiary’s membership in the FHLB); developments related to the fixed income and mortgage finance markets and the Federal Reserve’s statements regarding its future open market activity and monetary policy; our exposure to credit risk and the timing of credit losses within our portfolio; the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own; our exposure to adjustable-rate mortgage loans; the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks; changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies; changes in interest rates; changes in mortgage prepayment rates; the availability of assets for purchase at attractive prices and our ability to reinvest cash we hold; changes in the values of assets we own; changes in liquidity in the market for real estate securities and loans; our ability to finance the acquisition of real estate-related assets with short-term debt; the ability of counterparties to satisfy their obligations to us; our involvement in securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions; exposure to claims and litigation, including litigation arising from our involvement in securitization transactions; whether we have sufficient liquid assets to meet short-term needs; our ability to successfully compete and retain or attract key personnel; our ability to adapt our business model and strategies to changing circumstances; changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities; our exposure to a disruption or breach of the security of our technology infrastructure and systems; exposure to environmental liabilities; our failure to comply with applicable laws and regulations; our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures; the impact on our reputation that could result from our actions or omissions or from those of others; changes in accounting principles and tax rules; our ability to maintain our status as a REIT for tax purposes; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; decisions about raising, managing, and distributing capital; and other factors not presently identified.
This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.
OVERVIEW
Business Update
During the first quarter, we continued to face difficult market conditions, in particular from high interest rate volatility, which negatively impacted our GAAP earnings. Despite these challenges, we believe we did a good job navigating our way through these conditions and at the same time continuing to advance our residential and commercial business franchises to capitalize on opportunities we see evolving in the mortgage markets.

Similar to the fourth quarter of 2014, we believe our hedging strategies were effective in economically protecting our balance sheet against the overall decline in interest rates that occurred during the first quarter of 2015. For financial reporting purposes, however, the negative impact on our mortgage servicing rights (MSR) investments was recorded to our income statement, reducing earnings, while an offsetting positive impact of declining interest rates on our securities investments was primarily unrealized for accounting purposes and recorded to our balance sheet.

Market Conditions
The interest rate volatility that started late last year continued through the first quarter of 2015. The 10-year Treasury yield ranged from a low of 1.62% to a high of 2.22%, before closing at 1.92%, down 25 basis points since December 31, 2014. Interest rate volatility poses a challenge to our businesses overall, but is particularly disadvantageous for our jumbo residential and commercial mortgage banking activities. Through these mortgage banking activities, we generally commit upfront to acquire or originate loans, which we typically intend to securitize or sell. High interest rate volatility creates pricing uncertainty that generally results in senior triple-A investors and whole loan buyers demanding higher liquidity premiums (lower prices) to compensate them for the heightened uncertainty. We assume this risk as part of our business model and seek to address it prospectively by adjusting our loan acquisition and origination pricing, which we did for both businesses during the first quarter of 2015.

Residential Mortgage Banking Activities
Jumbo Loans
As a result of the challenging market conditions during the first quarter of 2015, our jumbo Sequoia securitization execution and our jumbo whole loan sales were adversely impacted. The impact was compounded as the market value data points from these transactions were used to re-value our entire jumbo residential pipeline and loan inventory at March 31, 2015.
Our jumbo mortgage banking activities are off to a good start early into the second quarter of 2015. Interest rate volatility has decreased and loan sale pricing has improved. We expect to sell the vast majority of our first quarter jumbo loan pipeline and inventory at or above our quarter-end accounting valuations. To date in the second quarter, we had new loan sales totaling $480 million through a bulk whole loan sale and a Sequoia securitization transaction that were executed at pricing levels significantly above our March 31, 2015 accounting valuations.
In order to win back widespread confidence and participation by triple-A investors in private label residential securitization, there are several efforts afoot that have been characterized by industry participants as “RMBS 3.0.” These efforts are aimed at improving structural investor protection mechanisms in RMBS transactions, as well as adding an independent transaction manager to enhance oversight and ensure enforcement of contractual terms. We have been a leader on this initiative. Our most recent Sequoia transaction, which closed at the end of April, included a new structural feature intended to address potential conflicts relating to servicer advances, which was one of the securitization reforms we had previously proposed. We were pleased, not only with the pricing execution on this transaction, but also with the level and depth of triple-A investor interest.
We continue to listen to feedback from triple-A investors about securitization reform and we expect to add a transaction manager in one of our upcoming Sequoia securitizations (this was another reform we previously proposed). We are optimistic that as these incremental reforms become the norm, it will further strengthen the Sequoia brand, increase triple-A investor participation, and improve transaction execution.
Conforming Loans
Our conforming mortgage banking activities remain an important strategic piece of our business plan, as they enable us to generate income and create attractive servicing and credit risk investments, and provide opportunities to leverage our residential platform’s fixed costs.

In terms of market conditions, our conforming results were far less impacted by interest rate volatility during the first quarter of 2015 when compared to our jumbo results, as available hedge instruments (TBAs) are more closely correlated to the conforming loans we purchase and our inventory turns are typically faster. However, we continue to face stiff competitive pricing pressure for conforming loans, as the industry overall has still not fully downsized its excess capacity to originate new loans.

Our focus, therefore, remains on driving profitability by optimizing seller relationships, adding distribution channels, and leveraging overhead through increased loan processing efficiencies. For example, we recently achieved sufficient scale to begin pooling conforming loans for a securities execution through Fannie Mae and Freddie Mac, which will allow us to create tailored Agency securities that can attract higher prices from investors.

Currently, the bulk of our conforming investment activity is through the creation of servicing assets. We remain encouraged, however, that additional opportunities are emerging to participate in credit risk sharing transactions with the GSEs over the next several quarters, similar to the transaction we completed with Fannie Mae in the fourth quarter of 2014. These transactions serve an important purpose to the GSEs’ regulator, as they can potentially help shape public policy around the eventual reform of the GSEs. From our perspective, our ability to create attractive credit investments in our conforming loan production over time will greatly complement our jumbo loan investments being created today through our Sequoia program.

Commercial
The commercial loan market was also impacted by significant interest rate volatility during the first quarter of 2015, along with increased competition for new loans from an increasing number of lenders. Additionally, the commercial market is highly seasonal, with the first quarter typically having the lowest industry origination volume of a particular year. These market factors, combined with widening CMBS spreads, adversely impacted our first quarter mortgage banking income. Like our residential business, however, we have begun to see some positive developments since quarter-end. Our pipeline of loans under application has significantly increased and stood at approximately $275 million at April 30, 2015, slightly above where we were last year at this time. The wave of loan maturities industry participants have been predicting for some time is expected to translate into additional loan demand beginning late in the second quarter of 2015.
Our challenge going forward is to diversify our distribution for commercial loans we originate, potentially outside of CMBS conduits. There is currently a shortage of liquidity for the subordinate “B-Piece” tranches of CMBS securitizations, resulting in significant idiosyncratic risk that loans may not be saleable into CMBS conduits for an extended period – often regardless of the credit characteristics of these loans. While our credit discipline remains unchanged, and we have sufficient balance-sheet capacity and financing in place to weather periods of market illiquidity, we continue to explore ways to diversify our commercial franchise and leverage our ability to offer attractive senior and mezzanine financing solutions to good borrowers.
Closing
Despite a challenging period for our business, we continue to believe that our residential and commercial loan platforms provide us a competitive advantage in terms of creating attractive investments while generating fee income. Our market leading jumbo platform has provided us with almost two-thirds of our current residential investments portfolio and has produced substantial fee income. Our conforming platform has provided us with attractive mortgage servicing rights and we are making good progress toward creating additional risk-sharing investments with the GSEs in the coming quarters. Finally, our commercial platform has been a capital-efficient source of fee income and diversification for our overall investment portfolio, and remains well positioned to capitalize on the expected wave of maturing commercial loans over the next few years.

Financial and Operational Overview – First Quarter of 2015

Following is a summary of our key financial and operational results for the first quarter of 2015.

•
We earned $0.16 per share for the first quarter of 2015, as compared to $0.31 per share for the fourth quarter of 2014. Earnings declined from the prior quarter primarily as a result of lower margins on jumbo loan sales as well as negative market valuation adjustments on mortgage servicing rights (MSRs) due to declining benchmark interest rates.

•
Our GAAP book value at March 31, 2015, was $15.01 per share, as compared to $15.05 per share at December 31, 2014. The decline in earnings and its impact on book value was largely offset by our cumulative hedging results – much of which was not reflected in earnings. Our March 31, 2015 book value also reflects the $0.28 per share dividend we paid to shareholders in the first quarter.

•
We deployed $133 million of capital in the first quarter of 2015, as compared to $159 million in the fourth quarter of 2014. Over two-thirds of the new investments we recorded over these periods were created through our residential and commercial mortgage-banking operations.

•
Residential loans identified for purchase increased 32% to $3.7 billion during the first quarter of 2015 compared with $2.8 billion during the fourth quarter of 2014. At March 31, 2015, our pipeline of residential loans identified for purchase was $1.8 billion and included $1.4 billion of jumbo loans and $0.4 billion of conforming loans, unadjusted for fallout expectations.

•
We completed one Sequoia securitization of $339 million during the first quarter (SEMT 2015-1), and created $8 million of new investments for our portfolio. In addition, we sold $511 million of jumbo loans to third parties during the first quarter of 2015. Our FHLB-member subsidiary pledged $448 million of jumbo loans to the FHLBC, investing approximately $82 million of capital.

•
Total commercial loan originations were $100 million for the first quarter of 2015 and included $93 million of senior loans and $8 million of mezzanine loans, as compared to $326 million of senior loans and $22 million of mezzanine loans for the fourth quarter of 2014. At April 30, 2015, our pipeline of senior loans (loans closed or under application) was $275 million.

At March 31, 2015 our GAAP book value was $1.3 billion, or $15.01 per share, a decrease from $15.05 per share at December 31, 2014. The following table sets forth the changes in our GAAP book value per share for the three months ended March 31, 2015.
Table 1 – Changes in Book Value per Share

Three Months Ended
(In Dollars, per share basis)	March 31, 2015
Beginning book value	$15.05
Net income	0.16
Change in unrealized gains on securities, net	0.05
Change in unrealized losses on derivatives	(0.10)
Dividends	(0.28)
Adoption of ASU 2014-13	0.11
Other, net	0.02
Ending Book Value per Share	$15.01

We believe our efforts to mitigate the impact of significant interest-rate volatility during the first quarter of 2015 were largely effective. A significant contributing factor to the $0.04 per share decline in book value was valuation decreases from spread widening (i.e., investor demand for higher yields) on jumbo residential loans held-for-sale, which we do not hedge against. As a result, our combined earnings, changes in unrealized gains on securities, and other items did not fully offset our first quarter dividend paid to shareholders.

The remaining components of the change in book value, including the change in value of our interest rate hedges on long-term debt and the impact of our adoption of a new accounting standard for consolidated Sequoia entities, were largely offsetting. The new accounting standard allowed us to reclassify our investment in consolidated Sequoia entities from amortized cost to fair value. We believe this was a positive change, as the book value of our net equity investments in consolidated Sequoia entities at March 31, 2015, now equals the $72 million fair value of our economic interests in those securitizations.

Our approach to managing our interest-rate exposure is dynamic and is continually adjusted to maximize its effectiveness while positioning us to still earn attractive, risk-adjusted returns. For example, during the first quarter of 2015, we maintained significant holdings of investment-grade rated “mezzanine” residential mortgage-backed securities, whose values characteristically increase as interest rates decline. These securities represented approximately two-thirds of our subordinate securities portfolio, which increased in value by $13 million during the first quarter of 2015. The majority of this increase related to changes in the value of the mezzanine securities and resulted from interest rate changes during the quarter. Conversely, our MSR portfolio incurred negative market valuation adjustments of $20 million during the first quarter of 2015, of which $6 million was due to the change in the basis of our investment from the receipt of expected fees during the quarter, and $14 million was from adverse changes in prepayment assumptions due to the effect of declining interest rates on valuations. As the changes in value of our mezzanine securities were recorded through equity on the balance sheet and the changes in value of our MSRs were recorded through the income statement, our first quarter earnings did not reflect the effectiveness of our hedging strategy.

Over time, we expect our investment-grade rated mezzanine portfolio to pay down or be sold, and we will likely transition our hedging focus to more traditional interest-rate derivatives. Although the accounting rules for such derivatives could potentially benefit our GAAP income in a particular quarter, they would come with an added economic cost in comparison to relying on offsetting positions inherent in our businesses.

Quarterly Investment Activity
Our deployment of capital decreased only modestly in the first quarter of 2015, compared to the prior quarter. The following table details our capital invested for the first quarter of 2015 and fourth quarter of 2014.
Table 2 – Investment Activity

	Three Months Ended
(In Thousands)	March 31, 2015	December 31, 2014
Residential
Sequoia RMBS	$6,276	$24,414
Third-party RMBS	26,662	36,296
Less: Short-term debt/Other liabilities	(8,503)	—
Total RMBS	24,435	60,710
Agency risk sharing transaction	—	—
Loans, net - FHLBC(1)	82,204	57,014
MSR investments	18,754	19,305
Total residential	125,393	137,029
Commercial
Mezzanine loans	7,600	21,870
Commercial B-notes	—	—
Less: Borrowings	—	—
Total commercial	7,600	21,870
Capital Invested	$132,993	$158,899

(1)	Includes loans pledged to FHLBC and FHLBC stock acquired, less FHLBC borrowings.

Net of financing, we deployed $133 million of capital in the first quarter, continuing our pace set in the third and fourth quarters of 2014. Notable investments in the first quarter included $82 million of capital invested in $448 million of loans held by our FHLB-member subsidiary and financed with advances from the FHLBC, $19 million of investments in MSRs, and $6 million in retained subordinate securities created from the Sequoia securitization we completed during the first quarter of 2015.
Our first quarter capital investments were partially offset by the sale of $18 million of conforming MSRs and $104 million of mostly Sequoia mezzanine and IO securities. After the repayment of short-term debt, these sales made available approximately $71 million of capital for reinvestment.
Following the end of the first quarter of 2015 and through April 30, 2015, we invested $22 million of capital including $5 million in subordinate securities retained from our recent Sequoia securitization, $5 million in third party securities and $12 million in MSR investments. During the same period we sold $43 million of Sequoia mezzanine securities, which made available approximately $9 million of capital after the repayment of short-term debt.
Our investment portfolio increased 13% during the first quarter to $2.74 billion at March 31, 2015, and included $1.29 billion of securities, $1.00 billion of loans pledged to the FHLBC, $120 million of MSR investments, and $338 million of commercial loans. Included in this portfolio were $66 million of Sequoia senior and IO securities, which are included in our Residential Mortgage Banking segment for financial reporting purposes.

Residential Operations

•
Our combined residential jumbo and conforming purchase volume was $2.5 billion in the first quarter of 2015, down 10% from the fourth quarter of 2014. The decline in loan purchase volume was largely due to seasonal factors that reduced loans identified for purchase in the fourth quarter of 2014.

•
During the first quarter of 2015, we continued to make progress on our MPF DirectTM initiative with the FHLBC. We acquired our first loans through MPF DirectTM during the first quarter and had 10 approved sellers and approximately 100 sellers under application at March 31, 2015. Two other FHLBs (Boston and San Francisco) obtained approval from their regulator to participate in the MPF DirectTM initiative and we expect others to follow in the coming quarters.

•
At March 31, 2015, we had 180 residential loan sellers, up from 169 at the end of the fourth quarter of 2014. At March 31, 2015, our residential mortgage banking operations had 102 dedicated employees, as compared to 100 at the beginning of 2015, and 60 at the beginning of 2014.

Commercial Operations

•	At March 31, 2015, we held $54 million of commercial senior loans that we intend to sell into securitization transactions scheduled for the second quarter of 2015.

•	At March 31, 2015, we had $338 million of commercial mezzanine loans held-for-investment with a weighted average yield of approximately 10% and a weighted average maturity of over four years.
Capital and Liquidity

Our total capital of $1.9 billion at March 31, 2015, included $1.3 billion of equity capital and $0.6 billion of our total $1.6 billion of long-term debt. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $205 million of exchangeable debt due in 2019.

During the first quarter of 2015, the FHLBC approved an increase to our FHLB-member subsidiary’s financing limit of $500 million, bringing our subsidiary’s total financing capacity with the FHLBC to $1 billion. Our FHLB-member subsidiary borrowed an additional $354 million of long-term debt from the FHLBC during the first quarter, which increased total long-term debt associated with FHLBC borrowings to $851 million at March 31, 2015.

At March 31, 2015, we held $304 million in cash, and our investment capacity (defined as the approximate amount of capital we had readily available for long-term investments) was approximately $198 million. This amount excludes cash flow we expect to receive in future quarters from investments and cash proceeds that we could generate from the sale of non-core investments such as our mezzanine RMBS securities.

RESULTS OF OPERATIONS
The following table presents the components of our GAAP net income for the three months ended March 31, 2015 and 2014.
Table 3 – Net Income

	Three Months Ended March 31,
(In Thousands, Except per Share Data) (1)	2015	2014	Change
Net Interest Income	39,785	36,416	3,369
Provision for loan losses	(206)	(1,284)	1,078
Net Interest Income After Provision	39,579	35,132	4,447
Non-interest Income			—
Mortgage banking activities	1,923	(231)	2,154
MSR income (loss)	(10,924)	606	(11,530)
Other market valuation adjustments	(1,145)	(6,138)	4,993
Realized gains, net	4,306	1,092	3,214
Other income	809	—	809
Total non-interest income (loss)	(5,031)	(4,671)	(360)
Operating expenses	(25,063)	(19,971)	(5,092)
Net income before provision for income taxes	9,485	10,490	(1,005)
Benefit from income taxes	5,316	1,843	3,473
Net Income	$14,801	$12,333	$2,468
Diluted earnings per common share	$0.16	$0.14	$0.02
Net Interest Income
The $3 million increase in net interest income was primarily due to an increase in the average balance of loans held-for-investment and pledged with the FHLBC and an increase in the average balance of loans held-for-sale at our residential mortgage banking operations during the first quarter of 2015.
Additional detail on changes in net interest income is provided in the “Net Interest Income” section that follows.
Provision for Loan Losses
During the three months ended March 31, 2015, our provision for loan losses related entirely to our commercial loan investments. As a result of the adoption of ASU 2014-13 on January 1, 2015, we no longer have a provision for loan losses on residential loans held-for-investment at consolidated Sequoia entities as these loans are now carried at fair value.
Additional information on the adoption of ASU 2014-13 is provided in the “Results of Consolidated Sequoia Entities” section that follows.
Mortgage Banking Activities
Income from mortgage banking activities includes results from both our residential and commercial mortgage banking operations. The $2 million increase in the first quarter of 2015 was predominately due to an increase in loan acquisition volume at our residential mortgage banking operations during the quarter, which was partially offset by lower profit margins for these operations. The increase from residential mortgage banking activities was partially offset by a decline in income from commercial mortgage banking activities, resulting from lower profit margins experienced during the first quarter of 2015.
Additional detail on our residential and commercial mortgage banking results are included in the Residential Mortgage Banking and Commercial Mortgage Banking and Investment portions of the “Results of Operations by Segment” section that follows.
MSR Income
MSR income is comprised of both the net fee income we earn from our MSR investments as well as changes in their market value. In the first quarter of 2015, MSR income was comprised of $8 million of net fee income and $20 million of negative market valuation changes, as compared to $3 million in net fee income and $3 million of negative market valuation changes in the first quarter of 2014.

The negative market valuation changes in the first quarter of 2015 included $5 million from the realization of expected servicing income and $14 million from the adverse effect to valuations of declining mortgage interest rates during the first quarter of 2015.
Additional detail on our investment in MSRs is included in the Residential Investments portion of the “Results of Operations by Segment” section that follows.

Other Market Valuation Adjustments

For the three months ended March 31, 2015, other market valuation adjustments included negative $1 million attributable to declines in the value of derivatives used to manage risks associated with certain of our residential investment securities. Changes in the value of the securities being hedged by these derivatives were recorded in other comprehensive income on our balance sheet and were not recognized in net income. Additional negative adjustments of $2 million in the three months ended March 31, 2015, relate to a combination of a decline in value of our risk share investment and changes in the fair value of our investments in consolidated Sequoia entities. The negative valuation adjustments were offset by a $2 million increase in the value of loans held-for-investment and pledged with the FHLBC.

For the three months ended March 31, 2014, we recorded negative $6 million of other market valuation adjustments, the majority of which was attributable to declines in the values of derivatives used to manage risks associated with certain residential investments on our balance sheet. These derivatives declined in value as a result of declining rates during that quarter.
Realized Gains, Net
Realized gains, net, were $4 million for the three months ended March 31, 2015, and primarily resulted from the sale of $91 million of available-for-sale securities. The amount of the gains or losses in a period depends on several factors, including the amount of sales and the unrealized gain or loss on the securities prior to sale.
For additional detail on realized gains, see the Residential Investments portion of the “Results of Operations by Segment” section that follows.
Operating Expenses
During the first quarter of 2015, operating expenses increased to $25 million, as compared to $20 million in the first quarter of 2014. The increase was primarily due to an increase in compensation expenses related to the expansion of our residential mortgage banking operations. At March 31, 2015 we had 232 employees, as compared to 156 employees at March 31, 2014.
Other Income
Other income was $1 million for the three months ended March 31, 2015, and included income from fees generated from our risk sharing investment as well as the amortization of our guarantee liability associated with this transaction.
Provision for Income Taxes
We recorded a benefit from income taxes of $5 million in the first quarter of 2015, as compared to a benefit from income taxes of $2 million in the first quarter of 2014. Our provision for income taxes is primarily driven by activity at our taxable REIT subsidiaries, which includes our residential and commercial mortgage banking activities and MSR investments. The benefit from income taxes in the first quarters of 2015 and 2014 resulted from GAAP losses generated at our taxable REIT subsidiaries, primarily due to losses incurred on our MSR investments.
For additional detail on income taxes, see the “Taxable Income” section that follows.

Net Interest Income
The following tables present the components of net interest income for the three months ended March 31, 2015 and 2014.
Table 4 – Net Interest Income

	Three Months Ended March 31,
	2015			2014
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$11,469	$1,292,153	3.6%	$5,830	$518,054	4.5%
Residential loans - held-for-investment	6,522	667,543	3.9%	—	—	—%
Residential loans - Sequoia (2)	7,018	1,362,612	2.1%	6,828	1,711,438	1.6%
Commercial loans - held-for-sale	1,186	137,977	3.4%	1,100	68,169	6.5%
Commercial loans - held-for-investment (3)	9,728	407,482	9.5%	9,284	364,331	10.2%
Trading securities	5,258	111,408	18.9%	5,734	123,190	18.6%
Available-for-sale securities	22,517	1,058,036	8.5%	26,697	1,396,831	7.7%
Other interest income	48	232,575	0.1%	3	159,089	—%
Total interest income	63,746	5,269,786	4.8%	55,476	4,341,102	5.1%
Interest Expense
Short-term debt	(7,224)	1,590,179	(1.8)%	(3,827)	1,006,349	(1.5)%
ABS issued - Redwood	(1,720)	117,950	(5.8)%	(2,981)	230,172	(5.2)%
ABS issued - Sequoia (2)	(4,482)	1,295,852	(1.4)%	(5,460)	1,644,626	(1.3)%
Long-term debt	(10,535)	1,245,612	(3.4)%	(6,792)	480,362	(5.7)%
Total interest expense	(23,961)	4,249,593	(2.3)%	(19,060)	3,361,509	(2.3)%
Net Interest Income	$39,785			$36,416

(1)
Average balances for residential and commercial loans held-for-sale and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost except for ABS issued-Sequoia, which is based upon fair value.

(2)	The interest income from residential loans held-for-investment - Sequoia and the interest expense from ABS issued - Sequoia represent activity from our consolidated Sequoia entities.

(3)	Excluding A-notes sold, but accounted for as secured borrowings, the yield on commercial loans held-for-investment was 10.5% and 10.8% for the three months ended March 31, 2015 and 2014, respectively.
The following tables present the components of net interest income for the three months ended March 31, 2015 and 2014.
Table 5– Net Interest Income by Segment

	Three Months Ended March 31,
(In Thousands)	2015	2014	Change
Net interest income by Segment
Residential Mortgage Banking	$12,017	$9,347	$2,670
Residential Investments	27,202	24,744	2,458
Commercial Mortgage Banking and Investments	7,425	7,081	344
Corporate/Other	(6,859)	(4,756)	(2,103)
Net Interest Income	$39,785	$36,416	$3,369
Analysis of Changes in Net Interest Income
The $3 million increase in net interest income from our residential mortgage banking segment primarily resulted from a higher average balance of loans held-for-sale during the first quarter of 2015, which was partially offset by lower yields. The higher loan balances were primarily due to increases in conforming loan purchases, which increased significantly as we expanded that aspect of our business.

The $2 million increase in net interest income from our residential investments segment primarily resulted from a $6 million increase in net interest income from residential loans held-for-investment and financed with FHLBC borrowings during the last nine months. This increase was partially offset by a $4 million decrease from lower average balances of available-for-sale securities as sales and paydowns outpaced new security investments.
Our commercial mortgage banking and investments segment contributed less than $1 million of the increase in overall net interest income, primarily resulting from lower outstanding balances of ABS issued, which has decreased as loans in our Commercial Securitization paid-down.
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.
The corporate/other line item includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Sequoia entities. Interest expense from long-term debt not directly allocated to our segments was $9 million and $6 million during the first quarters of 2015 and 2014, respectively, with the increase attributable to the exchangeable debt issued by a taxable subsidiary of ours in November 2014. Contributions to net interest income from consolidated Sequoia entities were $3 million and $1 million in the first quarters of 2015 and 2014, respectively. Additional details regarding consolidated Sequoia entities are included in the "Results from Consolidated Sequoia Entities" section that follows.
The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at March 31, 2015.
Table 6 – Interest Expense — Specific Borrowing Costs

March 31, 2015	Residential Loans	Commercial Loans	Residential Securities
Asset yield	3.78%	8.99%	6.86%
Short-term debt yield	1.74%	4.40%	1.38%
Net spread	2.04%	4.59%	5.48%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred Under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.

Results of Operations by Segment
The following is a discussion of the results of operations for our three business segments for the three months ended March 31, 2015 and 2014. For additional information on our segments, refer to Note 21 in Part I, Item I of this Quarterly Report on Form 10‑Q.
Residential Mortgage Banking Segment
The following table presents the components of segment contribution for the residential mortgage banking segment for the three months ended March 31, 2015 and 2014.
Table 7 – Residential Mortgage Banking Segment Contribution

	Three Months Ended March 31,
(In Thousands)	2015	2014
Interest income	$15,795	$10,668
Interest expense	(3,778)	(1,321)
Net interest income	12,017	9,347
Mortgage banking activities	2,215	(1,064)
Other market valuation adjustments	2	(2)
Direct operating expenses	(10,903)	(7,094)
Segment contributions before income taxes	3,331	1,187
Benefit from (provision for) income taxes	8	(165)
Segment Contribution	$3,339	$1,022
The following table provides the activity of unsecuritized residential loans during the three months ended March 31, 2015 and 2014.
Table 8 – Residential Loans Held-for-Sale — Activity

	Three Months Ended
	March 31, 2015			March 31, 2014
(In Thousands)	Jumbo	Conforming	Total	Jumbo	Conforming	Total
Balance at beginning of period	$1,097,805	$244,716	$1,342,521	$392,765	$11,502	$404,267
Acquisitions	1,112,493	1,365,151	2,477,644	794,031	298,940	1,092,971
Sales	(857,858)	(1,407,541)	(2,265,399)	(562,038)	(160,365)	(722,403)
Transfers between portfolios (1)	(447,840)	—	(447,840)	—	—	—
Principal repayments	(13,932)	(167)	(14,099)	(7,019)	(5)	(7,024)
Changes in fair value, net	3,348	(1,290)	2,058	7,447	(322)	7,125
Balance at End of Period	$894,016	$200,869	$1,094,885	$625,186	$149,750	$774,936

(1)
During the three months ended March 31, 2015, we transferred loans with a principal balance of $436 million and a fair value of $448 million from held-for-sale to held-for-investment and moved these loans into our residential investments segment.

The following table provides the activity of our retained Sequoia IO securities for the three months ended March 31, 2015 and 2014.
Table 9 – Sequoia Securities Activity

	Three Months Ended March 31,
(In Thousands)	2015	2014
Beginning fair value	$93,802	$110,505
Acquisitions	—	—
Sales	(13,588)	—
Effect of principal payments (1)	(98)	—
Change in fair value, net	(14,307)	(4,277)
Ending Fair Value (2)	$65,809	$106,228

(1)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price of the security.

(2)	At March 31, 2015, balance includes $62 million of IO senior Sequoia securities and $4 million of non-IO senior Sequoia securities carried at fair value.
Overview
During the first quarter of 2015, we purchased $2.5 billion of prime residential loans, and sold $1.4 billion of conforming loans to Fannie Mae and Freddie Mac (the "Agencies") and $511 million of jumbo loans to third parties. In addition, we securitized $348 million of jumbo loans as part of a Sequoia securitization that settled during the first quarter. In association with these sales and securitizations, during the first quarter of 2015, we retained $6 million of Sequoia subordinate securities and $16 million of MSR investments. We also transferred $448 million of loans to our residential investments segment and financed them with borrowings from the FHLBC. Our pipeline of loans identified for purchase at March 31, 2015, included $1.37 billion of jumbo loans and $426 million of conforming loans (unadjusted for expected fallout).

Segment contribution from residential mortgage banking increased $2 million to $3 million in the first quarter of 2015, as compared to the first quarter of 2014, primarily due to higher conforming loan acquisition volumes, which resulted in a $3 million increase in net interest income and a $3 million increase in income from mortgage banking activities. This increase was partially offset by an increase in direct operating expenses due to a combination of the higher loan purchase volume and higher personnel costs as we increased our headcount for our conforming loan business activities to 102 at March 31, 2015 from 60 at the beginning of 2014. All residential mortgage banking activities are performed in taxable subsidiaries and the provision for income taxes generally changes in relation to the amount of income earned at this segment; however, this may not always be the case due to expenses allocated to specific TRS entities that are eliminated in consolidation, but not eliminated for tax provision calculation purposes.
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
During the first quarter of 2015, net interest income from loans held-for-sale increased to $8 million from $5 million in the first quarter of 2014, primarily due to a higher average balance of loans outstanding during the first quarter of 2015, which was only partially offset by lower yields. This increase was partially offset by a $1 million decrease in interest income from Sequoia IO securities in the first quarter of 2015, primarily due to lower average balances as sales and paydowns outpaced acquisitions of these securities during 2015.
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
Mortgage Banking Activities, Net
Mortgage banking activities, net, includes the changes in market value associated with both the loans we hold prior to sale and commitments for loans we intend to purchase (collectively, our loan pipeline), as well as the derivative instruments and Sequoia IO securities we use to manage risks associated with our loan pipeline. Our loan sale profit margins are measured over the period from when we identify a loan for purchase and subsequently sell or securitize the loan. Accordingly, these profit margins may encompass positive or negative market valuation adjustments on loans, hedging gains or losses associated with our loan pipeline, and any other related transaction expenses, and may be realized over the course of one or more quarters for financial reporting purposes.

The following table presents the components of residential mortgage banking activities. Amounts presented include both the changes in market values for loans that were sold and associated derivative positions that were settled during the periods presented, as well as changes in market values of loans, derivatives and Sequoia IO securities we owned as of each period end.
Table 10 – Components of Residential Mortgage Banking Activities, Net

	Three Months Ended March 31,
(In Thousands)	2015	2014
Changes in fair value of:
Residential loans, at fair value (1)	$20,312	$7,045
Sequoia securities	(14,359)	(4,277)
Risk management derivatives	(4,371)	(4,278)
Other (2)	633	446
Total Residential Mortgage Banking Activities	$2,215	$(1,064)

(1)	Includes changes in fair value for loan purchase and forward sale commitments.

(2)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.
Income from residential mortgage banking activities increased to $2 million during the first quarter of 2015, as compared to a loss of $1 million during the first quarter of 2014. The increase in the first quarter of 2015 primarily resulted from the increase in loan purchase volume as we expanded our conforming loan activities during the past year. In addition, as of January 1, 2015, we began to account for commitments to purchase jumbo loans as derivatives in accordance with GAAP. This change resulted from amendments to the agreements governing these commitments that became effective January 1, 2015.
Although income from mortgage banking increased year-over-year, profit margins on these operations decreased. This decrease was the result of spread widening on jumbo loans during the first quarter of 2015, as discussed in the business update portion of the "Introduction" section of this MD&A. Based on activity during April 2015, we currently anticipate generating loan sale profit margins on more recent loan acquisitions within our long-term target range of 25 to 50 basis points.
At March 31, 2015, we had a repurchase reserve of $4 million outstanding related to residential loans sold through this segment. During each of the three months ended March 31, 2015 and 2014, we recorded less than $1 million of provision for repurchases that was included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at March 31, 2015.
Table 11 – Characteristics of Residential Loans Held-for-Sale

March 31, 2015	Principal Value	Weighted Average Coupon
(Dollars In Thousands)
First Lien Prime
Fixed - 30 year	$765,199	4.00%
Fixed - 15, 20, & 25 year	151,935	3.34%
Hybrid	147,629	3.21%
ARM	2,608	2.77%
Total Outstanding Principal	$1,067,371	3.80%
Residential Investments Segment

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
The following table presents the components of segment contribution for the residential investments segment for the three months ended March 31, 2015 and 2014.

Table 12 – Residential Investments Segment Contribution

	Three Months Ended March 31,
(In Thousands)	2015	2014
Interest income	$30,012	$27,594
Interest expense	(2,810)	(2,850)
Net interest income	27,202	24,744
Non-interest income
MSR income (loss)	(10,924)	606
Other market valuation adjustments	(19)	(5,957)
Realized gains, net	4,306	987
Other income	809	—
Total non-interest income, net	(5,828)	(4,364)
Direct operating expenses	(1,118)	(1,095)
Segment contribution before income taxes	20,256	19,285
Benefit from income taxes	3,510	1,527
Total Segment Contribution	$23,766	$20,812
The following table presents our portfolios of investment assets in our residential investments segment at March 31, 2015 and 2014.
Table 13 – Residential Investments

(In Thousands)	March 31, 2015	December 31, 2014
Residential loans held-for-investment	$1,000,444	$581,668
Residential securities	1,219,434	1,285,428
Mortgage servicing rights	120,324	139,293
Total residential investments	$2,340,202	$2,006,389

Overview
During the three months ended March 31, 2015, investment assets in our residential investments segment increased $334 million to $2.34 billion. During the first quarter of 2015, we acquired $499 million of investments in this segment, including $448 million of loans held-for-investment that were financed by the FHLBC, $33 million of real estate securities, and $19 million of MSRs. These investments were funded in part with short-term debt, long-term debt from the FHLBC, and Redwood equity. Over 75% of the investments acquired during the first quarter of 2015 were created from our residential mortgage banking operations. Over time we expect the majority of our investments will continue to be sourced from our internal operations.
Segment contribution from residential investments increased $3 million to $24 million for the first quarter of 2015, as compared to the first quarter of 2014, primarily resulting from an increase in net interest income of $2 million, and a $2 million positive change in provision for income taxes. These increases were partially offset by a decline in non-interest income of $1 million.
Net Interest Income
Net interest income from Residential Investments includes interest income from our securities portfolio and residential loans held-for-investment as well as the associated interest expense from short-term debt, ABS issued and FHLBC borrowings. Net interest income from our residential investments portfolio increased $2 million to $27 million in the first quarter of 2015. The increase primarily resulted from higher average balances of residential loans held-for-investment and financed at the FHLBC during the past year. The increase from loans held-for-investment was partially offset by a decline in interest income from available-for-sale securities, for which average balances declined 24% in the past year as sales and paydowns outpaced new security investments.
During the first quarter of 2015, residential loans held-for-investment had an average balance of $668 million and an average yield of 3.91% and were financed with borrowings from the FHLBC that had an average balance of $560 million and an average yield of 0.29%. We had no investments in loans held-for-investment in this segment during the first quarter of 2014.

Our Residential Investments securities portfolio had an average balance of $1.06 billion and an average yield of 8.5% in the first quarter of 2015 and an average balance of $1.40 billion and an average yield of 7.7% in the first quarter of 2014. The decline in average balances primarily resulted from sales and paydowns of senior and mezzanine subordinate securities that were financed with a combination of short-term debt and equity. The increase in yield is primarily attributable to the changing composition of our portfolio as we have sold lower yielding senior and mezzanine subordinate securities purchased in the past few years, which increased the overall yield in aggregate from the remaining securities.
MSR Income
MSR income is comprised of both the net fee income we earn from our MSR investments as well as changes in their market value. In the first quarter of 2015, MSR income was comprised of $8 million of net fee income and $20 million of negative market valuation changes, as compared to $3 million in net fee income and $3 million of negative market valuation changes in the first quarter of 2014. The negative market valuation changes in the first quarter of 2015 included $5 million from the realization of expected servicing income and $14 million from the adverse effect to valuations of declining mortgage interest rates during the first quarter of 2015.
Other market valuation adjustments
Other market valuation adjustments in this segment includes gains and losses from the changes in value of our loans held-for-investment, trading securities, and risk management derivatives, as well as impairments on available-for-sale securities.
We use derivatives to manage risks associated with the net interest rate exposure from investments at this segment, which include fixed-rate securities and loans that generally increase in value as rates decline, and MSRs that generally decrease in value as rates decline. During the first quarter of 2015, the $1 million decline in the value of derivatives, the $2 million increase in value of loans held-for-investment and financed with the FHLBC, and the $20 million decrease in value of MSRs were each recognized through earnings, while a $13 million increase in value of Sequoia subordinate/mezzanine securities was recognized through accumulated comprehensive income through our balance sheet. In each case, the change in value is partially due to changes in market interest rates, which decreased during the first quarter of 2015, and partially due to changes in other factors, such as credit or liquidity premiums.

For the three months ended March 31, 2014, we recorded negative $6 million of other market valuation adjustments, the majority of which was attributable to declines in the values of derivatives used to manage risks associated with certain residential investments on our balance sheet. These derivatives declined in value as a result of declining rates during that quarter.
Direct Operating Expenses and Provision for Income Taxes
In the first quarter of 2015, the benefit for income taxes of $3 million in our residential investments segment resulted from a GAAP loss recorded at our taxable REIT subsidiaries associated with this segment. As the amount of GAAP income or loss changes at the taxable REIT subsidiaries in future periods, the corresponding provision/benefit for income taxes will generally increase or decrease accordingly. However, this change may not always be evident as a significant portion of the GAAP income earned at this segment is recorded at the REIT, for which no tax provision is recorded.

Residential Securities Portfoilo
The following table sets forth real estate securities activity by collateral type in our residential investments segment for the three months ended March 31, 2015 and 2014.
Table 15 – Real Estate Securities Activity by Collateral Type

Three Months Ended March 31, 2015	Senior	Re-REMIC(1)	Subordinate	Total
(In Thousands)
Beginning fair value	$495,508	$168,347	$621,573	$1,285,428
Acquisitions
Sequoia securities	—	—	6,282	6,282
Third-party securities	6,972	—	19,661	26,633
Sales
Sequoia securities	—	—	(84,103)	(84,103)
Third-party securities	(1,820)	—	(4,955)	(6,775)
Gains (losses) on sales and calls, net	265	—	4,041	4,306
Effect of principal payments (2)	(19,544)	(126)	(5,179)	(24,849)
Change in fair value, net	(1,181)	1,018	12,675	12,512
Ending Fair Value	$480,200	$169,239	$569,995	$1,219,434

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior RMBS.

(2)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

During the first quarter of 2015, our residential securities portfolio declined $66 million to $1.22 billion, primarily resulting from $91 million of sales and the effect of $25 million of principal payments, partially offset by $6 million of subordinate securities acquired from the Sequoia securitization we completed during the quarter. The third-party securities acquired during the quarter included $7 million of senior securities, and $20 million of subordinate securities.
At March 31, 2015, our residential securities (as a percentage of their current market value) consisted of fixed-rate assets (53%), adjustable-rate assets (22%), hybrid assets that reset within the next year (24%), and hybrid assets that reset between 12 and 36 months (1%).

The following table presents real estate securities at March 31, 2015 and December 31, 2014, categorized by portfolio vintage (the years the securities were issued), by priority of cash flows (senior, re-REMIC, and subordinate), and by quality of underlying loans (prime and non-prime).
Table 16 – Securities by Vintage and as a Percentage of Total Securities (1)

	Sequoia Securities 2012-2015	Third-party Securities			Total	% of Total Securities
March 31, 2015		2012-2015	2006-2008	2005 & Earlier
(In Thousands)
Senior
Prime	$—	$—	$61,915	$235,957	$297,872	24%
Non-prime	—	—	4,075	178,253	182,328	15%
Total Senior	—	—	65,990	414,210	480,200	39%
Re-REMIC	—	—	109,898	59,341	169,239	14%
Subordinate
Prime Mezzanine (2)	300,070	80,865	—	—	380,935	31%
Subordinate (3)	94,675	41,318	1,130	51,937	189,060	16%
Total Subordinate	394,745	122,183	1,130	51,937	569,995	47%
Total Securities	$394,745	$122,183	$177,018	$525,488	$1,219,434	100%

	Sequoia Securities 2012-2014	Third-party Securities			Total	% of Total Securities
December 31, 2014		2012-2014	2006-2008	2005 & Earlier
(In Thousands)
Senior
Prime	$—	$—	$63,950	$243,863	$307,813	24%
Non-prime	—	—	4,273	183,422	187,695	15%
Total Senior	—	—	68,223	427,285	495,508	39%
Re-REMIC	—		108,369	59,978	168,347	13%
Subordinate
Prime Mezzanine (2)	371,706	77,132	—	—	448,838	35%
Subordinate (3)	89,284	28,069	1,157	54,225	172,735	13%
Total Subordinate	460,990	105,201	1,157	54,225	621,573	48%
Total Securities	$460,990	$105,201	$177,749	$541,488	$1,285,428	100%

(1)
The securities and interests that we acquired from the Residential Resecuritization entity (which are eliminated for consolidation purposes) were $169 million at March 31, 2015. As a result, to adjust at March 31, 2015, for the legal and economic interests that resulted from the Residential Resecuritization, total residential senior securities would be decreased by $211 million to $269 million, total re-REMIC residential securities would be increased by $169 million to $338 million, and total residential securities would be reduced by $42 million to $1.18 billion.

(2)	Mezzanine includes securities initially rated AA, A, and BBB and issued in 2012 or later.

(3)	Subordinate securities include less than $1 million of non-prime securities at both March 31, 2015 and December 31, 2014.

The following tables present the components of the interest income we earned on AFS securities for the three months ended March 31, 2015 and 2014.
Table 17 – Interest Income — AFS Securities

Three Months Ended March 31, 2015					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$3,756	$4,917	$8,673	$420,515	3.57%	4.68%	8.25%
Re-REMIC	2,354	2,074	4,428	101,238	9.30%	8.19%	17.49%
Subordinate
Mezzanine (1)	4,217	1,149	5,366	419,370	4.02%	1.10%	5.12%
Subordinate	2,352	1,698	4,050	116,913	8.05%	5.81%	13.86%
Total AFS Securities	$12,679	$9,838	$22,517	$1,058,036	4.79%	3.72%	8.51%

Three Months Ended March 31, 2014					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$6,414	$6,985	$13,399	$782,181	3.28%	3.57%	6.85%
Re-REMIC	2,516	1,580	4,096	109,753	9.17%	5.76%	14.93%
Subordinate
Mezzanine (1)	4,131	996	5,127	399,134	4.14%	1.00%	5.14%
Subordinate	2,338	1,737	4,075	105,763	8.84%	6.57%	15.41%
Total AFS Securities	$15,399	$11,298	$26,697	$1,396,831	4.41%	3.24%	7.65%

(1)	Mezzanine includes securities initially rated AA, A, and BBB- and issued in 2012 or later.

The following tables present the components of carrying value at March 31, 2015 and December 31, 2014 for our AFS residential securities.
Table 18 – Carrying Value of AFS Securities

March 31, 2015	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$492,836	$194,296	$648,490	$1,335,622
Credit reserve	(11,857)	(12,667)	(39,060)	(63,584)
Unamortized discount, net	(62,436)	(79,401)	(144,545)	(286,382)
Amortized cost	418,543	102,228	464,885	985,656
Gross unrealized gains	56,297	67,011	72,328	195,636
Gross unrealized losses	(2,094)	—	(792)	(2,886)
Carrying Value	$472,746	$169,239	$536,421	$1,178,406

December 31, 2014	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$507,831	$195,098	$742,150	$1,445,079
Credit reserve	(13,304)	(15,202)	(41,561)	(70,067)
Unamortized discount, net	(66,273)	(79,611)	(150,458)	(296,342)
Amortized cost	428,254	100,285	550,131	1,078,670
Gross unrealized gains	60,662	68,062	63,026	191,750
Gross unrealized losses	(1,359)	—	(1,437)	(2,796)
Carrying Value	$487,557	$168,347	$611,720	$1,267,624
At March 31, 2015, credit reserves for our AFS securities totaled $64 million, or 4.8% of the principal balance of our residential securities, down from $70 million, or 4.8%, at December 31, 2014. The decrease in the credit reserve primarily resulted from a transfer of credit reserves to accretable unamortized discount during the first three months of 2015, based on sustained improvements in the overall credit performance of loans underlying our securities that reduced our estimate of future losses on these loans. Accretable unamortized discounts are recognized into income prospectively over the remaining life of the associated loans. During the three months ended March 31, 2015, realized credit losses on our residential securities totaled $3 million. Volatility in income recognition for these securities is generally due to changes in prepayment rates and, to varying degrees, credit performance and interest rates.
Senior Securities
The fair value of our senior AFS securities was equal to 96% of their principal balance at March 31, 2015, and the amortized cost was equal to 85% of the principal balance. The fair value of our senior securities accounted for as trading securities in this segment was $7 million at March 31, 2015. We expect future losses will extinguish a portion of the outstanding principal of these AFS securities, as reflected by the $12 million of credit reserves we have provided for on the $493 million principal balance of these securities.
Re-REMIC Securities
Our re-REMIC portfolio consists primarily of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures. We own support (or subordinate) securities within those structures. The fair value of our re-REMIC AFS securities was equal to 87% of the principal balance of the portfolio at March 31, 2015, while our amortized cost was equal to 53% of the principal balance. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $13 million of credit reserves we have provided for on the $194 million principal balance of these securities.
Subordinate Securities
The fair value of our subordinate AFS securities was equal to 83% of the principal balance at March 31, 2015, and the amortized cost was equal to 72% of the principal balance. Credit losses totaled $2 million in our residential subordinate portfolio during the first quarter of 2015, as compared to $3 million of losses during the first quarter of 2014. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $39 million of credit reserves we have provided for on the $648 million principal balance of those securities. The fair value of our subordinate securities accounted for as trading securities in this segment was $34 million as of March 31, 2015.

Mortgage Servicing Rights Portfolio
The residential investments segment includes our investments in mortgage servicing rights. Our MSRs are held and managed at our taxable REIT subsidiary and typically are acquired together with loans from originators and then separately recognized under GAAP when the MSR is retained and the associated loan is sold to a third party or transferred to a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. In addition, we also purchase MSRs on a flow basis from third-parties that sell the associated loans directly to the Agencies and we may also purchase portfolios of MSRs on a bulk basis. Although we own the rights to service loans, we contract with sub-servicers to perform these activities. Our receipt of MSR income is not subject to any covenants other than customary performance obligations associated with servicing residential loans. If a sub-servicer we contract with was to fail to perform these obligations, our servicing rights could be terminated and we would evaluate our MSR asset for impairment at that time.
The following table provides the activity for MSRs by portfolio for the three months ended March 31, 2015.
Table 19 – MSR Activity by Portfolio

Three Months Ended March 31, 2015	Jumbo	Conforming	Total MSRs
(Dollars In Thousands)
Balance at beginning of period	$57,992	$81,301	$139,293
Additions
MSRs retained from Sequoia securitizations	1,872	—	1,872
MSRs retained from third-party loan sales	92	13,711	13,803
Purchased MSRs	—	3,079	3,079
Sold MSRs	(132)	(18,074)	(18,206)
Market valuation adjustments	(8,703)	(10,814)	(19,517)
Balance at End of Period	$51,121	$69,203	$120,324

Loans associated with MSRs (1)	$5,851,993	$6,800,645	$12,652,638
MSR values as percent of loans (2)	0.87%	1.02%	0.95%

(1)	Amounts represent the aggregate principal balance of loans associated with MSRs outstanding at March 31, 2015.

(2)	Amounts represent the carrying value of MSRs at March 31, 2015 divided by the outstanding balance of the loans associated with these MSRs.

Our MSR investments declined during the three months ended March 31, 2015, resulting from negative market valuation adjustments and sales of MSRs. The decline was partially offset through a combination of MSRs retained from a Sequoia securitization and third-party sales, as well as from bulk purchases. We expect that the majority of our future growth in this portfolio will result from MSRs retained from conforming loans we acquire and sell to the Agencies, supplemented by MSRs we purchase on a flow basis from third-parties that sell loans directly to the Agencies.

The following table presents the components of MSR income for the three months ended March 31, 2015 and 2014.
Table 20 – MSR Income

	Three Months Ended March 31,
(In Thousands)	2015	2014
Servicing income	$9,716	$3,633
Cost of sub-servicer	(1,229)	(316)
Net servicing income	8,487	3,317
Market valuation adjustments
Changes in assumptions (1)	(14,036)	(1,125)
Other changes (2)	(5,481)	(1,586)
Provision for repurchases	106	—
Income from MSRs, Net	$(10,924)	$606

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to the realization of expected cash flows.
The increase in MSR net servicing income in the first quarter of 2015, compared to the first quarter of 2014, was primarily attributable to an increase in the notional balance of loans serviced during the first quarter of 2015. The market value decreases in the first quarter of 2015, were primarily due to a combination of $5 million from the realization of expected servicing income and $14 million from the adverse effect to valuations from a decrease in mortgage interest rates during the first quarter of 2015.
The following table presents characteristics of the loans associated with our MSR investments at March 31, 2015.
Table 20A – Characteristics of MSR Investments Portfolio

	March 31, 2015
	Jumbo	Conforming	Total
Unpaid principal balance (in thousands)	$5,851,993	$6,800,645	$12,652,638
Number of loans	8,116	27,050	35,166
Average coupon	3.99%	3.75%	3.86%
Average loan age (months)	20	5	12
Average loan size (in thousands)	$721	$251	$360
Average original loan-to-value	67%	71%	69%
Average original FICO	770	762	765
60+ day delinquencies	0.07%	0.05%	0.06%
Residential Loans Held-for-Investment Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three months ended March 31, 2015 and 2014.
Table 20B – Residential Real Estate Loans Held-for Investment at Redwood - Activity

	Three Months Ended March 31,
(In Thousands)	2015	2014
Balance at beginning of period	$581,667	$—
Transfers between portfolios	447,791	—
Principal repayments	(30,992)	—
Changes in fair value, net	1,978	—
Balance at end of period	$1,000,444	$—
During the first quarter of 2015, we transferred $448 million of held-for-sale residential loans from our residential mortgage banking segment and reclassified the loans to held-for-investment based on our intention to hold these loans for longer-term investment while they are financed with borrowings from the FHLBC. At March 31, 2015, our investment in these loans of $1.00 billion was partially financed with $851 million of long-term borrowings from the FHLBC.
The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at March 31, 2015.
Table 20C – Characteristics of Residential Real Estate Loans Held-for Investment at Fair Value

March 31, 2015
(In Thousands)	Principal Balance	Percent of Total
Fixed-rate	$855,932	88%
Hybrid	115,609	12%
Total Outstanding Principal	$971,541	100%
The outstanding residential real estate loans held-for-investment at Redwood at March 31, 2015, were originated in 2014 and 2015, and at origination the weighted average FICO score of borrowers backing these loans was 773 and the weighted average LTV ratio was 68%. At March 31, 2015, fixed-rate loans had a weighted average coupon of 3.92%, and hybrid loans had a weighted average coupon of 3.06%. At March 31, 2015, 0.44% of these loans were greater than 30 days delinquent and none of these loans were greater than 90 days delinquent.
Commercial Mortgage Banking and Investments Segment
The following table presents the components of segment contribution for the commercial mortgage banking and investments segment for the three months ended March 31, 2015 and 2014.
Table 21 – Commercial Mortgage Banking and Investments Segment Contribution

	Three Months Ended March 31,
(In Thousands)	2015	2014
Interest income	$10,914	$10,384
Interest expense	(3,489)	(3,303)
Net interest income	7,425	7,081
Provision for loan losses	(206)	(655)
Mortgage banking activities	(292)	833
Direct operating expenses	(3,482)	(2,626)
Segment contribution before income taxes	3,445	4,633
Benefit from income taxes	853	355
Total Segment Contribution	$4,298	$4,988

The following table provides the activity of commercial loans during the three months ended March 31, 2015 and 2014.
Table 22 – Commercial Loans — Activity

	Three Months Ended March 31,
	2015		2014
(In Thousands)	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Balance at beginning of period	$166,234	$400,693	$89,111	$343,344
Originations/acquisitions	92,713	7,600	88,415	32,998
Sales	(210,309)	—	(65,336)	—
Transfers between portfolios (1)	—	—	(37,631)	37,631
Principal repayments	(88)	(3,856)	(87)	(283)
Discount amortization	—	195	—	144
Provision for loan losses	—	(206)	—	(655)
Changes in fair value, net	5,857	1,509	2,683	941
Balance at End of Period	$54,407	$405,935	$77,155	$414,120

(1)
During the first quarter of 2014, we sold two senior A-note commercial mortgages to third parties that did not qualify as sales under GAAP, and were not derecognized from our balance sheet. These loans and the associated B-note mortgage loans we retained were transferred from held-for-sale to held-for-investment classification and are carried at fair value on our consolidated balance sheets.

Overview
Segment contribution from commercial mortgage banking and investments decreased less than $1 million to $4 million during the first quarter of 2015, as compared to the first quarter of 2014, primarily resulting from a decline in income from mortgage banking activities due to lower profit margins during the quarter, as well as from higher operating expenses as we added personnel during the last year. These decreases were partially offset by an increase in net interest income from higher average loan balances during the first quarter of 2015, and a decline in provisions for loan losses. We expect margins on our existing commercial loan pipeline to improve in the second quarter. Within this segment, commercial mortgage banking activities are performed at a taxable subsidiaries of ours, whereas our commercial investments are held at the REIT. During the first quarters of 2015 and 2014, we had net losses from commercial mortgage banking activites at our TRS, which resulted in an income tax benefit being recognized in each period.
Net Interest Income
Net interest income from our commercial mortgage banking and investments segment is generated from our commercial investments portfolio, which is comprised of mezzanine and other subordinate commercial loans as well as our senior loans we originate and hold for sale to third-party CMBS aggregators.
Net interest income from this segment increased less than $1 million to $7 million during the first quarter of 2015, primarily due to a lower outstanding balance of ABS issued, which has decreased over the last year as loans in our commercial secruitization have paid-down.

Mortgage Banking Activities
Income from commercial mortgage banking activities includes changes in the fair value of commercial loans held-for-sale and of derivatives used to hedge these loans while they are being accumulated for sale to the CMBS market. The following table presents the components of commercial mortgage banking activities for the three months ended March 31, 2015, and 2014.
Table 23 – Components of Commercial Mortgage Banking Activities, Net

	Three Months Ended March 31,
(In Thousands)	2015	2014
Changes in fair value of:
Commercial loans held-for sale	$5,857	$3,626
Risk management derivatives	(6,212)	(2,803)
Other fees	63	10
Total Mortgage Banking Activities	$(292)	$833

Commercial mortgage banking activities decreased $1 million to less than negative $1 million during the first quarter of 2015, primarily due to lower loan sale profit margins experienced in the first quarter of 2015. The decline in margins was partially offset by higher senior loan originations, which increased to $93 million during the first quarter of 2015.
Commercial Investments Portfolio
Our commercial investments portfolio is comprised of mezzanine and other subordinate loans that we originated and hold for investment. The carrying value of our held-for-investment commercial loans increased to $406 million at March 31, 2015, from $401 million at December 31, 2014 as originations outpaced principal repayments during the quarter. Excluding $68 million of senior A-notes that we have classified as held-for-investment, the carrying value of loans in this portfolio was $338 million at March 31, 2015 and $334 million at December 31, 2014. Although we sold the A-notes in prior years, they did not meet the criteria for sale treatment under GAAP and we recorded the transfers of the loans as secured borrowings.
During the first quarter of 2015, we originated two mezzanine loans totaling $8 million, as compared to one loan of $2 million in the first quarter of 2014. At March 31, 2015, this portfolio included 42 non-securitized loans with a carrying value of $146 million and 23 loans with a carrying value of $192 million that are included in our Commercial Securitization with $80 million of associated ABS issued, which is classified as long-term debt. At March 31, 2015, we had borrowings of $58 million under a short-term debt facility secured by commercial loans held-for-investment with an unpaid principal balance of $93 million.
The following table presents the characteristics of our commercial loans held-for-investment at March 31, 2015.
Table 24 – Characteristics of Commercial Loans Held-for-Investment

March 31, 2015	Number of Loans	Average Loan Size	Principal Balance	Percent of Total Principal	Weighted Average DSCR (1)	Weighted Average LTV (2)
(Dollars In Thousands)
Multi-family	27	$3,905	$105,446	30%	1.33	79%
Hospitality	12	7,044	84,526	24%	1.42	64%
Office	11	7,184	79,027	23%	1.22	76%
Retail	9	6,250	56,253	16%	1.18	77%
Self-storage	3	6,333	19,000	5%	1.39	75%
Industrial	3	1,982	5,945	2%	1.52	73%
Total	65	$5,388	$350,197	100%	1.31	74%

(1)
The debt service coverage ratio (“DSCR”) is defined as the property’s annual net operating income divided by the annual principal and interest payments of all outstanding borrowings. The weighted average DSCRs in this table are based on the ratios at the time the loans were originated and are not based on subsequent time periods during which there may have been increases or decreases in each property’s operating income.

(2)	The loan-to-value (“LTV”) calculation is defined as the sum of the senior and all subordinate loan amounts divided by the value of the property at the time the loan was originated.

On average, our commercial held-for-investment loans have a maturity of more than four years, and an unlevered yield of approximately 10% per annum before credit costs.
At March 31, 2015 and December 31, 2014, we had an allowance for loan losses of $8 million and $7 million, respectively, which represented 2.2% and 2.2%, respectively, of the carrying value of our commercial loans held-for-investment at amortized cost. During the first quarter of 2015, we did not have any charge-offs and recorded less than $1 million of net provisions for loan losses related to our commercial investments portfolio.
At March 31, 2015, we had no loans designated as impaired and had one loan with a carrying value of $25 million on our watch-list. At March 31, 2015, the loan on our watch-list was current on all payments and we continue to believe we will receive all amounts due according to the contractual terms of the loan. However, in our judgment, certain conditions warrant specific attention going forward. Improvements in these conditions would result in the asset being upgraded back to pass status and deterioration could warrant further downgrades and potential evaluation for impairment.
The following table details principal balances for these loans by geographic concentration at March 31, 2015.
Table 25 – Geographic Concentration of Commercial Loans Held-for-Investment at Amortized Cost

Geographic Concentration (by Principal)	March 31, 2015
California	22%
New York	17%
Florida	11%
Michigan	9%
Texas	5%
Tennessee	4%
Washington	4%
District of Columbia	4%
Other states (none greater than 3%)	24%
Total	100%
Results of Consolidated Sequoia Entities

As discussed in the "Introduction" section of this MD&A, we sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. Prior to January 1, 2015, we accounted for the loans and ABS issued from these consolidated Sequoia entities at amortized historical cost and the carrying value of our investments in these entities, which was $64 million at December 31, 2014, reflected the historical book value of our retained investments in these entities rather than their current economic value.  As discussed in Note 3 to our financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q, we elected to early adopt ASU 2014-13 on January 1, 2015.  In accordance with this new guidance, we now record the assets and liabilities of the consolidated Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations.  As of March 31, 2015, the estimated fair value of our investments in the consolidated Sequoia entities was $72 million.

To show the impact of the consolidated Sequoia entities on our consolidated financial results, we have included the following tables that present our consolidated GAAP income statements and balance sheets distributed between the consolidated Sequoia entities and the remainder of our operations, which we refer to as “at Redwood.” Results at Redwood include all activities from our three business segments and results from assets associated with our Residential Resecuritization completed in 2011 and our Commercial Securitization completed in 2012.
Table 26 – Consolidating Income Statement (1)

	At Redwood		Consolidated Sequoia Entities		Redwood Consolidated
	Three Months Ended March 31, 2015
(In Millions)	2015	2014	2015	2014	2015	2014
Interest income	$57	$49	$7	$7	$64	$55
Interest expense	(19)	(14)	(4)	(5)	(24)	(19)
Net interest income	37	35	3	1	40	36
Provision for loan losses	—	(1)	—	(1)	—	(1)
Net interest income after provision	37	34	3	1	40	35
Non-interest income
Mortgage banking activities	2	(1)	—	—	2	(1)
MSR income (loss)	(11)	1	—	—	(11)	1
Other market valuation adjustments	—	(6)	(1)	—	(1)	(6)
Realized gains, net	4	1	—	—	4	1
Other income	1	—	—	—	1	—
Total non-interest income (loss)	(4)	(5)	(1)	—	(5)	(5)
Operating expenses	(25)	(19)	—	—	(25)	(20)
Net income before income taxes	8	10	1	1	9	10
Benefit from income taxes	5	2	—	—	5	2
Net Income	$13	$12	$1	$1	$15	$12

(1)	Certain totals may not foot, due to rounding.

Table 27 – Consolidating Balance Sheet (1) (2)

	At Redwood (3)		Legacy Consolidated Entities (4)		Redwood Consolidated
(In Millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Residential loans	$2,095	$1,924	$1,304	$1,474	$3,400	$3,399
Commercial loans	460	567	—	—	460	567
Real estate securities	1,285	1,379	—	—	1,285	1,379
MSRs	120	139	—	—	120	139
Cash and cash equivalents	304	270	—	—	304	270
Total earning assets	4,265	4,279	1,304	1,474	5,569	5,754
Other assets	239	158	7	8	247	165
Total Assets	4,504	4,437	1,312	1,482	5,816	5,919
Short-term debt	1,502	1,794	—	—	1,502	1,794
Other liabilities	152	128	1	1	153	129
Asset-backed securities issued	114	128	1,239	1,417	1,353	1,545
Long-term debt	1,551	1,195	—	—	1,551	1,195
Total liabilities	3,319	3,245	1,240	1,418	4,559	4,663

Stockholders’ equity	1,186	1,192	72	64	1,257	1,256

Total Liabilities and Equity	$4,504	$4,437	$1,312	$1,482	$5,816	$5,919

(1)	Certain totals may not foot, due to rounding.

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

(3)
Included in the “At Redwood” column are the assets and liabilities of the Residential Resecuritization and Commercial Securitization transactions we completed in 2011 and 2012, respectively. These transactions are treated as secured borrowings under GAAP. At March 31, 2015, the Residential Resecuritization accounted for $212 million of assets ($211 million of available-for-sale securities and $1 million of other assets) and $34 million of asset-backed securities issued. Our $177 million investment in this resecuritization, as estimated for GAAP, equals the difference between these assets and liabilities. At March 31, 2015, the Commercial Securitization accounted for $195 million of assets ($192 million of commercial loans at historical cost and $3 million of other assets) and $80 million of asset-backed securities issued (at amortized cost). Our $115 million investment in this securitization, as estimated for GAAP, equals the difference between these assets and liabilities.

(4)
Consolidated Sequoia entities includes certain Sequoia securitizations completed prior to 2012 that we are required to consolidate under GAAP. Our estimated GAAP investment in these entities was $72 million at March 31, 2015, representing the difference between the aggregate carrying value of assets and liabilities of these entities.

Net Interest Income at Consolidated Sequoia Entities
In the first quarter of 2015, net interest income at consolidated Sequoia entities increased $2 million to $3 million, as compared to the first quarter of 2014. This increase in net interest income was primarily due to lower interest expense during the first quarter of 2015 as outstanding ABS issued decreased, which resulted from paydowns of loans at the consolidated Sequoia entities.  Interest income remained relatively consistent in both periods, despite the lower average loan balance during the first quarter of 2015, as a result of premium amortization that was recorded during the first quarter of 2014.  As a result of the adoption of ASU 2014-13 on January 1, 2015, an unamortized premium was eliminated and did not affect interest income in the first quarter of 2015.
Loan Loss Provision at Consolidated Sequoia Entities
Upon adoption of ASU 2014-13 on January 1, 2015, we eliminated the allowance for losses associated with residential loans at consolidated Sequoia entities, as we now account for these loans at fair value.

Other Market Valuation Adjustments at Consolidated Sequoia Entities
Other market valuation adjustments at consolidated Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued held by the entities.  In accordance with ASU 2014-13, we estimate the fair value of the ABS issued by, as well as our retained interests in, the consolidated Sequoia entities and use that combined amount to determine the value of the assets of the entities.  As such, the periodic change in the fair value of the consolidated assets and liabilities, represents the change in value of our retained investments in the consolidated Sequoia entities.
Residential Loans at Consolidated Sequoia Entities
The following table provides details of residential loan activity at consolidated Sequoia entities for the three months ended March 31, 2015 and 2014.
Table 28 – Residential Loans at Consolidated Sequoia Entities — Activity

	Three Months Ended March 31,
(In Thousands)	2015	2014
Balance at beginning of period	$1,474,386	$1,762,168
ASU 2014-13 election adjustment	(103,649)	—
Adjusted beginning balance	1,370,737	1,762,168
Principal repayments	(67,250)	(70,650)
Charge-offs, net	—	484
Premium amortization	—	(1,113)
Transfers to REO	(1,916)	(267)
Provision for loan losses	—	(628)
Changes in fair value, net	$2,855	$—
Balance at End of Period	$1,304,426	$1,689,994
 Characteristics of Loans at Consolidated Sequoia Entities
The following table highlights unpaid principal balances for loans at consolidated Sequoia entities by product type at March 31, 2015. First lien adjustable rate mortgage (ARM) and hybrid loans comprise 91% of the consolidated portfolio and were primarily originated in 2005 or prior. Fixed-rate loans, which make up 8% of the portfolio, were primarily originated in 2009 or later. Of the $42 million of hybrid loans held at consolidated Sequoia entities at March 31, 2015, $32 million (or 77%) had reset as of March 31, 2015, and now act as ARM loans.
Table 29 – Characteristics of Loans at Consolidated Sequoia Entities

March 31, 2015
(Dollars In Thousands)	Principal Balance	Percent of Total
First Lien
ARM	$1,247,645	88.17%
Fixed	115,081	8.13%
Hybrid (years to reset)
Reset (1)	32,489	2.30%
0-4	3,199	0.23%
5-8	6,344	0.45%
Second Lien
ARM	10,259	0.73%
Total Outstanding Principal	$1,415,017	100%

(1)	These loans represent hybrid loans that have reached the initial interest rate reset date and are currently adjustable rate mortgages.
For outstanding loans at consolidated Sequoia entities at March 31, 2015, the weighted average FICO score of borrowers backing these loans was 733 (at origination) and the weighted average original LTV ratio was 66% (at origination). At March 31, 2015, fixed-rate loans at consolidated Sequoia entities had a weighted average coupon of 4.61%, LIBOR ARM loans had a weighted average coupon of 1.60%, and hybrid loans had a weighted average coupon of 3.09%.

Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three months ended March 31, 2015 and 2014. For each of these periods, we had no undistributed REIT taxable income.
Table 30 – Taxable Income

	Three Months Ended March 31,
(In Thousands)	2015 est. (1)	2014 est. (1)
REIT taxable income	$14,838	$15,462
Taxable REIT subsidiary income (loss)	13,846	(4,253)
Total Taxable Income	$28,684	$11,209
Distributions to shareholders	$23,398	$23,110

(1)	Our tax results for the three months ended March 31, 2015 and 2014 are estimates until we file tax returns for these years.
Our estimated total taxable income for the three months ended March 31, 2015, was $29 million ($0.34 per share) and included $2 million in realized credit losses on investments. This compared to taxable income for the three months ended March 31, 2014, of $11 million ($0.14 per share) that included $3 million in realized credit losses. We anticipate an additional $30 million of tax credit losses to be realized over an estimated three to five-year period based on the securities we currently own.

For the three months ended March 31, 2015, estimated REIT taxable income was $15 million ($0.18 per share), as compared to $16 million ($0.19 per share) for the three months ended March 31, 2014. We do not expect estimated REIT taxable income to exceed dividend distributions in 2015; therefore, all of the REIT’s $70 million federal net operating loss carryforward will likely carry forward into 2016. For the three months ended March 31, 2015, we realized net capital gains of $8 million at the REIT for tax purposes. We expect much of the dividends we distributed in 2015 will be taxable to shareholders as ordinary income and a smaller portion will be a return of capital, which is, in general, non-taxable. However, based on federal income tax rules related to capital loss carryforwards, none of our 2015 dividend distributions are expected to be characterized as long-term capital gains for federal income tax purposes.

For the three months ended March 31, 2015, we recorded a tax benefit of $5 million. Our tax provisions/benefits relate to GAAP income/loss earned at our TRS. We are currently benefiting from favorable timing differences between when income associated with our mortgage banking activities is recognized for GAAP purposes versus when it is recognized for tax purposes, thus deferring a significant portion of the tax liability on that income. The mortgage banking income is not expected to be excess inclusion income, was not earned at the REIT, and will not affect the tax characterization of our 2015 dividends. We did not record a material tax provision associated with taxable income generated at our REIT.
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
The tables below reconcile our estimated total taxable income to our GAAP income for the three and nine months ended March 31, 2015 and 2014.

Table 31 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Three Months Ended March 31, 2015
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$53,290	$63,746	$(10,456)
Interest expense	(19,369)	(23,961)	4,592
Net interest income	33,921	39,785	(5,864)
Reversal of provision for loan losses	—	(206)	206
Realized credit losses	(2,346)	—	(2,346)
Mortgage banking activities	(109)	1,923	(2,032)
MSR income	26,321	(10,924)	37,245
Other market valuation adjustments	(1,286)	(1,145)	(141)
Operating expenses	(28,340)	(25,063)	(3,277)
Other income	527	809	(282)
Realized gains, net	—	4,306	(4,306)
Benefit from (provision for) income taxes	(4)	5,316	(5,320)
Net Income	$28,684	$14,801	$13,883

Income per share	$0.34	$0.16	$0.18

	Three Months Ended March 31, 2014
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$46,866	$55,476	$(8,610)
Interest expense	(13,581)	(19,060)	5,479
Net interest income	33,285	36,416	(3,131)
Reversal of provision for loan losses	—	(1,284)	1,284
Realized credit losses	(3,016)	—	(3,016)
Mortgage banking activities	2,777	(231)	3,008
MSR income	3,221	606	2,615
Other market valuation adjustments	(5,401)	(6,138)	737
Operating expenses	(19,625)	(19,971)	346
Realized gains, net	—	1,092	(1,092)
Benefit from (provision for) income taxes	(32)	1,843	(1,875)
Net Income	$11,209	$12,333	$(1,124)

Income per share	$0.14	$0.14	$—

Potential Taxable Income Volatility
We expect period-to-period volatility in our estimated taxable income. A description of the factors that can cause this volatility is described in the Taxable Income portion of the "Results of Operations" section in the MD&A included in Part II, Item 7, of our Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Summary
Our principal sources of cash consist of borrowings under mortgage loan warehouse facilities, securities repurchase agreements, our FHLB-member subsidiary’s borrowing facility with the FHLBC, payments of principal and interest we receive on our securities portfolio and commercial investments portfolio, and cash generated from our operating activities. Our most significant uses of cash are to purchase mortgage loans for our residential and commercial mortgage banking operations, to fund investments in residential and commercial loans, to repay principal and interest on our warehouse facilities, repurchase agreements, and long-term debt, to purchase investment securities, to make dividend payments on our capital stock, and to fund our operations.

Our total capital of $1.89 billion at March 31, 2015, included $1.26 billion of equity capital and $0.63 billion of our total $1.55 billion of long-term debt. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $205 million of exchangeable debt due in 2019.

During the first quarter of 2015, the FHLBC approved an increase to our FHLB-member subsidiary’s financing limit of $500 million, bringing our subsidiary’s total financing capacity with the FHLBC to $1 billion. Our FHLB-member subsidiary borrowed an additional $354 million of long-term debt from the FHLBC during the first quarter of 2015, which increased total long-term debt associated with FHLBC borrowings to $851 million at March 31, 2015.

At March 31, 2015, we held $304 million in cash, and our investment capacity (defined as the approximate amount of capital we had readily available for long-term investments) was approximately $198 million. This amount excludes cash flow we expect to receive in future quarters from investments and cash proceeds that we could generate from the sale of non-core investments such as our mezzanine RMBS securities.

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
We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring short-term debt under residential and commercial loan warehouse facilities, securities repurchase facilities, and other short- and long-term debt facilities and other risks relating to our use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Debt Incurred Under Short-and Long-Term Borrowing facilities.".
Cash Flows and Liquidity for the Three Months Ended March 31, 2015
Cash flows from our residential and commercial mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in credit losses, prepayments, and interest rates. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $119 million in the first three months of 2015. This amount was negative primarily due to the inclusion of the net cash utilized during the period from the purchase and sale of residential and commercial mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase and sale of loans held-for-sale, cash flows from operating activities were negative $30 million in the first three months of 2015. Additionally, cash flows from operations during the first quarter of 2015 were reduced by $15 million from the payment of our 2014 annual bonuses and the purchase of $18 million of FHLBC stock during the quarter.  Under our FHLB-member subsidiary’s borrowing agreement with the FHLBC, it must purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances.
Cash Flows from Investing Activities
During the three months ended March 31, 2015, our net cash provided by investing activities was $194 million. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any. Because many of our investment securities are financed through repurchase agreements, a significant portion of the proceeds from any sales of our investment securities would generally be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from prepayments and scheduled amortization in respect of our investment in securities would also generally be used to repay balances under these financing sources.
Cash Flows from Financing Activities
During the first quarter of 2015, cash flows used in financing activities were $41 million.  This primarily resulted from $292 million of net repayments of short-term debt as our balances of residential and commercial loans held-for-sale decreased during the three months ended March 31, 2015, as well as $81 million of repayments of ABS issued and dividend payments.  These cash outflows were partially offset by $355 million of borrowings from the FHLBC that were used to finance residential loans held-for-investment.
During the three months ended March 31, 2015, we paid $24 million of cash dividends on our common stock, representing a dividend of $0.28 per share. In accordance with the terms of outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.
In November 2014, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2015.
Short-Term Debt
In the ordinary course of our business, we use recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans and the origination of commercial loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At March 31, 2015, we had five short-term residential loan warehouse facilities with a total outstanding debt balance of $815 million (secured by residential loans with an aggregate fair value of $915 million) and a total borrowing limit of $1.55 billion. At March 31, 2015, we also had short-term commercial loan warehouse facilities with a total outstanding debt balance of $81 million (secured by commercial loans with an aggregate fair value of $125 million). In addition, at March 31, 2015, we had an aggregate outstanding short-term debt balance of $606 million under 10 securities repurchase facilities, which were secured by securities with a fair market value of $734 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $13 million) at March 31, 2015.
At March 31, 2015, we had $1.50 billion of short-term debt outstanding. During 2015, the highest balance of our short-term debt outstanding was $1.9 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. Under this agreement, our subsidiary may incur borrowings up to $1 billion, also referred to as “advances,” from time to time from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans and residential mortgage-backed securities. As of March 31, 2015, $851 million of advances were outstanding under this agreement with a weighted average interest rate of 0.27% and a weighted average maturity of 9.2 years and accrued interest payable on these borrowings was less than $1 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. These advances were secured by residential mortgage loans with a fair value of $994 million as of March 31, 2015. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. As of March 31, 2015, our subsidiary held $28 million of FHLBC stock.
Convertible Notes
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on these exchangeable notes was 6.52% for the quarter ended March 31, 2015. At March 31, 2015, the accrued interest payable balance on this debt was $4 million.

In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on our convertible notes was 5.36% for the quarter ended March 31, 2015. At March 31, 2015, the accrued interest payable balance on this debt was $7 million.

Trust Preferred Securities and Subordinated Notes
At March 31, 2015, we had trust preferred securities and subordinated notes of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity.
Commercial Secured Borrowings
At March 31, 2015, we had commercial secured borrowings of $68 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We structured certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.
 Asset-Backed Securities
In July 2011, Redwood transferred $365 million of residential securities into the Residential Resecuritization in connection with the issuance of $245 million of ABS by the Residential Resecuritization to third parties. At March 31, 2015, there were $212 million of securities owned at the Residential Resecuritization, which were funded with $34 million of ABS issued.
In November 2012, Redwood transferred $291 million (principal balance) of commercial loans into the Commercial Securitization in connection with the issuance of $172 million of ABS by the Commercial Securitization to third parties. At March 31, 2015, there were $192 million (carrying value) of commercial loans owned at the Commercial Securitization, which were funded with $80 million of ABS issued.
At March 31, 2015, there were $1.42 billion (principal balance) of loans owned at consolidated Sequoia securitization entities, which were funded with $1.36 billion (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsection titled "Results of Consolidated Sequoia Entities" in the Results of Operations section of this MD&A for additional details on these entities.
Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition of residential mortgage loans we acquire (including those we acquire in anticipation of sale or securitization), finance commercial mortgage loans we originate (including those we originate in anticipation of sale or securitization), finance the other commercial debt investments we originate and acquire, and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities is described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2014, under the caption “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.”
Our sources of debt financing include short-term secured borrowings under residential loan warehouse facilities, short-term securities repurchase facilities, short-term secured borrowings under commercial loan warehouse facilities, a $10 million committed line of short-term secured credit from a bank, secured borrowings through a commercial debt investment repurchase facility, and secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, under its borrowing facility with the FHLBC.
Aggregate borrowing limits are stated under certain of these facilities, and certain other facilities have no stated borrowing limit, but each of the facilities (with the exception of the $10 million committed line of short-term secured credit) is uncommitted, which means that any request we make to borrow funds under these uncommitted facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. In general, financing under these facilities is obtained by transferring or pledging mortgage loans or securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred or pledged assets). While transferred or pledged assets are financed under a facility, to the extent the market value of the assets declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. Margin call provisions under these facilities are further described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December

31, 2014 under the caption “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities - Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities - Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”
Because these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Market Risks.” In addition, with respect to loans and securities that at any given time are already being financed through these facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Market Risks,” if and when those loans or securities become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility. Additionally, our access to financing under the borrowing facility with the FHLBC is subject to the risks described under the heading “Risk Factors - Proposed Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
At March 31, 2015, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at March 31, 2015 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at March 31, 2015 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements.
Contractual Obligations
The following table presents our contractual obligations and commitments at March 31, 2015, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.

Table 32 – Contractual Obligations and Commitments

March 31, 2015	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,502	$—	$—	$—	$1,502
Convertible notes	—	—	493	—	493
Anticipated interest payments on convertible notes	25	50	30	—	105
FHLBC borrowings	—	26	—	825	851
Anticipated interest payments on FHLBC borrowings	3	25	37	140	205
Other long-term debt	—	—	—	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	159	206
Accrued interest payable	13	—	—	—	13
Operating leases	3	6	3	1	13
Total Redwood Obligations
Total Redwood Obligations and Commitments	$1,555	$126	$582	$1,265	$3,528

Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$—	$—	$—	$1,474	1,474
Anticipated interest payments on ABS (3)	23	57	64	222	366
Accrued interest payable	1	—	—	—	1
Total Obligations of Entities Consolidated for Financial Reporting Purposes	24	57	64	1,696	1,841
Total Consolidated Obligations and Commitments	$1,579	$183	$646	$2,961	$5,369

(1)	Includes anticipated interest payments related to hedges.

(2)
All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)
The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at March 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and the possible effects of changes in estimates on our financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors.
We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, including the timing and amount of purchases, sales, calls, and repayment of consolidated assets, changes in the fair values of consolidated assets and liabilities, increases or decreases in earnings from mortgage banking activities, and certain non-recurring events. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues and estimates. Our critical accounting policies and the possible effects of changes in estimates on our financial statements are included in the "Critical Accounting Policies and Estimates" section of Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Market Risks
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Other Risks
In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
NEW ACCOUNTING STANDARDS
If applicable, a discussion of new accounting standards and the possible effects of these standards on our financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2014.
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
There have been no changes in our internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of March 31, 2015, the FHLB-Seattle has received approximately $116 million of principal and $11 million of interest payments in respect of the Seattle Certificate. As of March 31, 2015, the Seattle Certificate had a remaining outstanding principal amount of approximately $17 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, as of March 31, 2015, approximately $13 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. As of March 31, 2015, the Schwab Certificate had a remaining outstanding principal amount of approximately $2 million. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At March 31, 2015, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We did not repurchase any shares under this plan during the three months ended March 31, 2015. At March 31, 2015, 4,005,985 shares remained available for repurchase under our stock repurchase plan.
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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31,2015 and December 31, 2014;
(ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014;
(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2015 and 2014;
(iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2015 and 2014;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and
(vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	May 7, 2015	By:	/s/ Martin S. Hughes
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2015	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2015	By:	/s/ Collin L. Cochrane
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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, is filed in XBRL-formatted interactive data files:
(i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014;
(ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014;
(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2015 and 2014;
(iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2015 and 2014;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and
(vi) Notes to Consolidated Financial Statements.