Form 10-Q
period 2015-06-30
REDWOOD TRUST INC
filed 2015-08-07
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	84,567,744 shares outstanding as of August 7, 2015

REDWOOD TRUST, INC.
2015 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	June 30, 2015	December 31, 2014
ASSETS (1)
Residential loans, held-for-sale, at fair value	$892,081	$1,342,519
Residential loans, held-for-investment, at fair value (2)	2,394,399	2,056,054
Commercial loans, held-for-sale, at fair value	165,853	166,234
Commercial loans, held-for-investment (includes $69,763 and $71,262 at fair value)	385,478	400,693
Real estate securities, at fair value	1,157,599	1,379,230
Mortgage servicing rights, at fair value	168,462	139,293
Cash and cash equivalents	226,426	269,730
Total earning assets	5,390,298	5,753,753
Restricted cash	2,389	628
Accrued interest receivable	16,151	18,222
Derivative assets	26,252	16,417
Deferred securities issuance costs	13,174	16,050
Other assets	147,620	113,896
Total Assets	$5,595,884	$5,918,966

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt	$1,367,062	$1,793,825
Accrued interest payable	8,291	8,503
Derivative liabilities	54,109	58,331
Accrued expenses and other liabilities	49,925	52,244
Deferred tax liability	10,237	10,236
Asset-backed securities issued (includes $1,173,336 and $0 at fair value) (2)	1,262,122	1,545,119
Long-term debt (includes $65,232 and $66,707 at fair value)	1,579,354	1,194,567
Total liabilities	4,331,100	4,662,825
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 84,552,232 and 83,443,141 issued and outstanding	846	834
Additional paid-in capital	1,779,330	1,774,030
Accumulated other comprehensive income	140,694	140,688
Cumulative earnings	958,460	906,867
Cumulative distributions to stockholders	(1,614,546)	(1,566,278)
Total equity	1,264,784	1,256,141
Total Liabilities and Equity	$5,595,884	$5,918,966
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to the primary beneficiary (Redwood Trust, Inc.). At June 30, 2015 and December 31, 2014, assets of consolidated VIEs totaled $1,622,636 and $1,900,208, respectively, and liabilities of consolidated VIEs totaled $1,263,249 and $1,546,490, respectively. See Note 4 for further discussion.

(2)
On January 1, 2015, we adopted ASU 2014-13 and began to account for residential loans held-for-investment and asset backed securities issued at consolidated Sequoia entities (which are VIEs) at fair value. At December 31, 2014, amounts presented in residential loans held-for-investment for these assets included $1,474,386 at historical cost. See Note 3 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2015	2014	2015	2014
Interest Income
Residential loans	$25,808	$13,601	$50,817	$26,259
Commercial loans	12,679	11,217	23,593	21,601
Real estate securities	24,839	33,170	52,614	65,601
Other interest income	47	5	95	8
Total interest income	63,373	57,993	127,119	113,469
Interest Expense
Short-term debt	(6,527)	(5,142)	(13,751)	(8,969)
Asset-backed securities issued	(5,645)	(8,183)	(11,847)	(16,624)
Long-term debt	(10,836)	(7,826)	(21,371)	(14,618)
Total interest expense	(23,008)	(21,151)	(46,969)	(40,211)
Net Interest Income	40,365	36,842	80,150	73,258
Reversal of (provision for) loan losses	261	315	55	(967)
Net Interest Income After Provision	40,626	37,157	80,205	72,291
Non-interest Income
Mortgage banking and investment activities, net (1)	5,659	2,189	6,437	(4,181)
Mortgage servicing rights income (loss), net	830	(1,777)	(10,094)	(1,171)
Other income	1,299	—	2,108	—
Realized gains, net	6,316	1,063	10,622	2,155
Total non-interest income (loss)	14,104	1,475	9,073	(3,197)
Operating expenses	(25,218)	(22,282)	(50,281)	(42,254)
Net income before provision for income taxes	29,512	16,350	38,997	26,840
(Provision for) benefit from income taxes	(2,448)	(333)	2,868	1,510
Net Income	$27,064	$16,017	$41,865	$28,350

Basic earnings per common share	$0.31	$0.19	$0.48	$0.33
Diluted earnings per common share	$0.31	$0.18	$0.47	$0.32
Regular dividends declared per common share	$0.28	$0.28	$0.56	$0.56
Basic weighted average shares outstanding	83,936,844	82,740,012	83,650,170	82,575,636
Diluted weighted average shares outstanding	94,949,741	85,032,998	85,473,905	84,994,321
——————

(1)
For the three months ended June 30, 2015, there were no other-than-temporary impairments. For the three months ended June 30, 2014, other-than-temporary impairments were $2,915, of which $264 were recognized through the Income Statement and $2,651 were recognized in Accumulated Other Comprehensive Income.

For the six months ended June 30, 2015, there were no other-then-temporary impairments. For the six months ended June 30, 2014, other-than-temporary impairments were $4,585, of which $377 were recognized through the Income Statement, and $4,208 were recognized in Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2015	2014	2015	2014
Net Income	$27,064	$16,017	$41,865	$28,350
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	(5,080)	12,721	(28)	33,229
Reclassification of unrealized (gain) loss on available-for-sale securities to net income	(5,360)	(454)	(7,050)	(341)
Net unrealized gain (loss) on interest rate agreements	15,468	(5,401)	7,026	(14,196)
Reclassification of unrealized loss on interest rate agreements to net income	26	39	58	99
Total other comprehensive income	5,054	6,905	6	18,791
Total Comprehensive Income	$32,118	$22,922	$41,871	$47,141

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2015

(In Thousands, Except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2014	83,443,141	$834	$1,774,030	$140,688	$906,867	$(1,566,278)	$1,256,141
Cumulative effect adjustment - adoption of ASU 2014-13 (1)	—	—	—	—	9,728	—	9,728
January 1, 2015	83,443,141	834	1,774,030	140,688	916,595	(1,566,278)	1,265,869
Net income	—	—	—	—	41,865	—	41,865
Other comprehensive income	—	—	—	6	—	—	6
Issuance of common stock:
Dividend reinvestment & stock purchase plans	418,508	4	6,830	—	—	—	6,834
Employee stock purchase and incentive plans	690,683	8	(7,723)	—	—	—	(7,715)
Non-cash equity award compensation	—	—	6,193	—	—	—	6,193
Common dividends declared	—	—	—	—	—	(48,268)	(48,268)
June 30, 2015	84,552,332	$846	$1,779,330	$140,694	$958,460	$(1,614,546)	$1,264,784

For the Six Months Ended June 30, 2014

(In Thousands, Except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2013	82,504,801	$825	$1,760,899	$148,766	$806,298	$(1,471,005)	$1,245,783
Net income	—	—	—	—	28,350	—	28,350
Other comprehensive income	—	—	—	18,791	—	—	18,791
Issuance of common stock:
Dividend reinvestment & stock purchase plans	179,187	2	3,473	—	—	—	3,475
Employee stock purchase and incentive plans	396,130	4	(6,667)	—	—	—	(6,663)
Non-cash equity award compensation	—	—	6,681	—	—	—	6,681
Common dividends declared	—	—	—	—	—	(47,513)	(47,513)
June 30, 2014	83,080,118	$831	$1,764,386	$167,557	$834,648	$(1,518,518)	$1,248,904
(1) On January 1, 2015, we adopted ASU 2014-13. See Note 3 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$41,865	$28,350
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(18,310)	(17,521)
Depreciation and amortization of non-financial assets	315	232
Purchases of held-for-sale loans	(5,656,836)	(3,118,457)
Proceeds from sales of held-for-sale loans	5,366,705	2,339,023
Principal payments on held-for-sale loans	29,282	12,100
Net settlements of derivatives	(36,622)	(14,873)
Provision for loan losses	(55)	967
Non-cash equity award compensation expense	6,193	6,681
Market valuation adjustments	21,478	13,329
Realized gains, net	(10,622)	(2,155)
Net change in:
Accrued interest receivable and other assets	(28,265)	(23,935)
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	(1,390)	(9,950)
Net cash used in operating activities	(286,262)	(786,209)
Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(9,350)	(38,991)
Principal payments on loans held-for-investment	243,179	146,656
Purchases of real estate securities	(57,178)	(126,162)
Proceeds from sales of real estate securities	271,963	1,313
Principal payments on real estate securities	62,090	95,303
Purchase of mortgage servicing rights	(15,993)	(3,054)
Proceeds from sales of mortgage servicing rights	17,235	—
Net change in restricted cash	(1,761)	5
Net cash provided by investing activities	510,185	75,070
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	3,605,887	2,417,438
Repayments on short-term debt	(4,032,650)	(1,561,771)
Repayments on asset-backed securities issued	(174,949)	(174,861)
Deferred securities issuance costs	(33)	—
Proceeds from issuance of long-term debt	637,396	69,181
Repayments on long-term debt	(251,134)	(685)
Net settlements of derivatives	999	(1,650)
Net proceeds from issuance of common stock	3,498	1,787
Taxes paid on equity award distributions	(7,973)	(6,909)
Dividends paid	(48,268)	(47,513)
Net cash (used in) provided by financing activities	(267,227)	695,017
Net increase (decrease) in cash and cash equivalents	(43,304)	(16,122)
Cash and cash equivalents at beginning of period	269,730	173,201
Cash and cash equivalents at end of period	$226,426	$157,079
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$41,440	$38,158
Taxes	48	1,399
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$39,698	$85,000
Retention of mortgage servicing rights from loan securitizations and sales	36,834	11,976
Transfers from loans held-for-sale to loans held-for-investment	663,666	37,631
Transfers from residential loans to real estate owned	4,780	1,832
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) —  have been condensed or omitted according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at June 30, 2015 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2015 should not be construed as indicative of the results to be expected for the full year.
In the second quarter of 2015, we began to specifically identify derivatives that are used to hedge our exposure to market interest rate risk associated with our MSR investments. As a result, beginning in the second quarter of 2015, we have changed our income statement presentation to include the change in market value of these derivatives in the line item “Mortgage servicing rights income (loss), net.” As we previously managed our market interest rate risk on a portfolio-wide basis and did not necessarily rely on derivatives to hedge our MSRs, we cannot conform prior periods to the current presentation. Therefore, in periods prior to the second quarter of 2015 presented in our consolidated statements of income, amounts in “Mortgage servicing rights income (loss), net” do not reflect the impact of hedging. These changes and year-over-year comparisons are discussed in further detail in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q.
Additionally, beginning in the second quarter of 2015, we have combined our “Mortgage banking activities” and “Other market valuation adjustments” line items on our consolidated statements of income into a single line, now called “Mortgage banking and investment activities, net.” As we currently manage our market interest rate risk on the remainder of our assets (excluding MSRs) on a net basis, we believe that combining these two line items will better reflect the net effect of our hedging activities on the assets associated with derivatives that are marked-to-market each quarter. We have conformed the presentation of prior periods related to this change for consistency of comparison.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
Note 2. Basis of Presentation - (continued)

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
For financial reporting purposes, the underlying loans and securities owned at the consolidated Sequoia entities, the Residential Resecuritization entity, and the Commercial Securitization entity are shown under residential and commercial loans and real estate securities on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we record interest income on the loans and securities owned at these entities and interest expense on the ABS issued by these entities as well as other income and expenses associated with these entities' activities.
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
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our 2014 Annual Report on Form 10-K is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial condition and results of operations for the three and six months ended June 30, 2015.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

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
Subsequent to the adoption of ASU 2014-13, the consolidated assets and liabilities of the Sequoia CFEs are both carried at fair value, with the periodic net changes in fair value recorded on our income statement, in mortgage banking and investment activities, net.
The following table presents the assets and liabilities of the consolidated Sequoia entities at December 31, 2014 prior to the adoption of ASU 2014-13, the adjustments required to adopt the new standard, and the adjusted balances at January 1, 2015.
Impact of Adoption of ASU 2014-13 on Balance Sheet (1)

(In Millions)	December 31, 2014	ASU 2014-13 Adjustment	January 1, 2015
Loan Principal	$1,486	$—	$1,486
Loan unamortized premium	13	(13)	—
Allowance for loan losses	(21)	21	—
Loan market valuation adjustment	—	(113)	(113)
Residential loans held-for-investment	1,478	(105)	1,373
Deferred bond issuance costs	1	(1)	—
Other assets	5	—	5
Total assets	1,482	(105)	1,377

ABS issued principal	1,428	—	1,428
ABS issued unamortized discount	(10)	10	—
ABS market valuation adjustment	—	(125)	(125)
Total liabilities	1,418	(115)	1,303
Redwood's investment in consolidated Sequoia entities	$64	$10	$74

(1)	Certain totals may not foot due to rounding.
Other Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance is required to be applied on a retrospective basis. We plan to adopt this new guidance by the required date and will reclassify our deferred securities issuance costs costs that we currently present on the face of our consolidated balance sheets and present them as debt discounts.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” This new guidance provides a new scope exception for certain money market funds, makes targeted amendments to the current consolidation guidance, and ends the deferral granted to investment companies from applying the VIE guidance. This new guidance is effective for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. We are evaluating the impact of adopting this new standard.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This new guidance amends the accounting guidance for “repo-to-maturity” transactions and repurchase agreements executed as repurchase financings. In addition, the new standard requires a transferor to disclose more information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This new guidance is effective in the first interim reporting period beginning after December 15, 2014. However, for repurchase and securities lending transactions reported as secured borrowings, the new standard’s enhanced disclosures are effective for annual periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015. We adopted the new guidance, as required, in the first quarter of 2015 and adopted the disclosure requirements in the second quarter of 2015, as required, which are included in Note 12 of these notes to our consolidated financial statements. The adoption in the first quarter of 2015 did not have a material impact on our financial statements, as we did not have repo-to-maturity transactions outstanding.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the Update is effective for us in the first quarter of 2018 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2017. We are evaluating the impact the update will have on our consolidated financial statements.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at June 30, 2015 and December 31, 2014.
Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
June 30, 2015 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$9,017	$—	$9,017	$(3,555)	$(4,822)	$640
Credit default index swaps	3,792	—	3,792	—	—	3,792
TBAs	7,627	—	7,627	(4,739)	(1,563)	1,325
Total Assets	$20,436	$—	$20,436	$(8,294)	$(6,385)	$5,757

Liabilities (2)
Interest rate agreements	$(43,982)	$—	$(43,982)	$3,555	$40,018	$(409)
TBAs	(5,466)	—	(5,466)	4,739	340	(387)
Futures	(260)	—	(260)	—	260	—
Loan warehouse debt	(873,673)	—	(873,673)	873,673	—	—
Security repurchase agreements	(493,389)	—	(493,389)	493,389	—	—
Total Liabilities	$(1,416,770)	$—	$(1,416,770)	$1,375,356	$40,618	$(796)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

For each category of financial instrument set forth in the table above, the assets and liabilities resulting from individual transactions within that category between us and a counterparty are subject to a master netting arrangement or similar agreement with that counterparty that provides for individual transactions to be aggregated and treated as a single transaction. For certain categories of these instruments, some of our transactions are cleared and settled through one or more clearinghouses that are substituted as our counterparty. References herein to master netting arrangements or similar agreements include the arrangements and agreements governing the clearing and settlement of these transactions through the clearinghouses. In the event of the termination and close-out of any of those transactions, the corresponding master netting agreement or similar agreement provides for settlement on a net basis. Any such settlement would include the proceeds of the liquidation of any corresponding collateral, subject to certain limitations on termination, settlement, and liquidation of collateral that may apply in the event of the bankruptcy or insolvency of a party. Such limitations should not inhibit the eventual practical realization of the principal benefits of those transactions or the corresponding master netting arrangement or similar agreement and any corresponding collateral.
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
June 30, 2015
(Unaudited)

Note 4. Principles of Consolidation - (continued)

Analysis of Consolidated VIEs
As of June 30, 2015, the VIEs we are required to consolidate include certain Sequoia securitization entities, the Residential Resecuritization entity, and the Commercial Securitization entity. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.
Assets and Liabilities of Consolidated VIEs

June 30, 2015	Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total
(Dollars in Thousands)
Residential loans, held-for-investment	$1,237,114	$—	$—	$1,237,114
Commercial loans, held-for-investment	—	—	182,184	182,184
Real estate securities	—	195,278	—	195,278
Restricted cash	147	—	139	286
Accrued interest receivable	1,589	409	1,367	3,365
Other assets	4,409	—	—	4,409
Total Assets	$1,243,259	$195,687	$183,690	$1,622,636
Accrued interest payable	$797	$2	$328	$1,127
Asset-backed securities issued	1,173,336	18,872	69,914	1,262,122
Total Liabilities	$1,174,133	$18,874	$70,242	$1,263,249
Number of VIEs	24	1	1	26
Since 2012, we have transferred residential loans to 25 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
The following table presents information related to securitization transactions that occurred during the three and six months ended June 30, 2015 and 2014.
Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Principal balance of loans transferred	$699,655	$347,305	$1,038,451	$347,305
Trading securities retained, at fair value	29,966	69,563	33,389	69,563
AFS securities retained, at fair value	3,450	20,428	6,309	20,428
MSRs recognized	6,002	2,186	7,874	2,186

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table summarizes the cash flows during the three and six months ended June 30, 2015 and 2014 between us and the unconsolidated VIEs sponsored by us.
Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Proceeds from new transfers	$676,596	$267,776	$1,018,312	$267,776
MSR fees received	3,700	3,624	7,470	7,047
Funding of compensating interest	(107)	(43)	(197)	(76)
Cash flows received on retained securities	10,706	15,924	23,351	28,227
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization.
Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Issued During The
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
At Date of Securitization	MSRs	Senior Securities	Subordinate Securities	MSRs	Senior Securities	Subordinate Securities
Prepayment rate	5 - 13%	8%	8%	5-15%	8%	8%
Discount rates	11%	3%	6%	11%	3%	6%
Credit loss assumptions	N/A	0.25%	0.25%	N/A	0.25%	0.25%

	Issued During The
	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
At Date of Securitization	MSRs	Senior Securities	Subordinate Securities	MSRs	Senior Securities	Subordinate Securities
Prepayment rate	5 - 15%	10%	10%	5 - 15%	10%	10%
Discount rates	11%	3%	5%	11%	3%	5%
Credit loss assumptions	N/A	0.25%	0.25%	N/A	0.25%	0.25%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents additional information at June 30, 2015 and December 31, 2014, related to unconsolidated securitizations accounted for as sales since 2012.
Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	June 30, 2015	December 31, 2014
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$72,505	$93,802
Senior and subordinate securities, classified as AFS	294,040	460,990
Mortgage servicing rights	65,753	56,801
Maximum loss exposure (1)	432,298	611,593
Assets transferred:
Principal balance of loans outstanding	7,570,297	7,276,825
Principal balance of delinquent loans 30+ days delinquent	17,646	17,022

(1)
Maximum loss exposure from our involvement with unconsolidated VIEs pertains to the carrying value of our securities and MSRs retained from these VIEs and represents estimated losses that would be incurred under severe, hypothetical circumstances, such as if the value of our interests and any associated collateral declines to zero. This does not include, for example, any potential exposure to representation and warranty claims associated with our initial transfer of loans into a securitization.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at June 30, 2015 and December 31, 2014.
Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

June 30, 2015	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at June 30, 2015	$65,753	$62,427	$304,118
Expected life (in years) (2)	8	7	12
Prepayment speed assumption (annual CPR) (2)	10%	10%	11%
Decrease in fair value from:
10% adverse change	$2,780	$1,920	$825
25% adverse change	6,242	4,543	2,114
Discount rate assumption (2)	11%	9%	6%
Decrease in fair value from:
100 basis point increase	$3,004	$2,689	$24,530
200 basis point increase	5,514	5,166	45,844
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$241	$19,746
25% higher losses	N/A	316	24,061

December 31, 2014	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2014	$56,801	$93,802	$460,990
Expected life (in years) (2)	7	6	10
Prepayment speed assumption (annual CPR) (2)	14%	9%	10%
Decrease in fair value from:
10% adverse change	$2,419	$3,999	$684
25% adverse change	5,639	9,475	2,355
Discount rate assumption (2)	11%	8%	5%
Decrease in fair value from:
100 basis point increase	$2,104	$4,214	$34,149
200 basis point increase	4,102	8,091	64,474
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$126	$3,169
25% higher losses	N/A	299	7,841

(1)	Senior securities include $40 million and $88 million of interest only securities as of June 30, 2015 and December 31, 2014, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 4. Principles of Consolidation - (continued)

Analysis of Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at June 30, 2015, grouped by security type.
Third-Party Sponsored VIE Summary

(Dollars in Thousands)	June 30, 2015
Residential Mortgage Backed Securities
Senior	$452,041
Re-REMIC	169,084
Subordinate	169,928
Total Investments in Third-Party Sponsored VIEs	$791,053
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
June 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$890,623	$890,623	$1,341,032	$1,341,032
At lower of cost or fair value	1,458	1,655	1,488	1,669
Residential loans, held-for-investment (1)
At fair value	2,394,399	2,394,399	581,668	581,668
At amortized cost	—	—	1,474,386	1,381,918
Commercial loans, held-for-sale	165,853	165,853	166,234	166,234
Commercial loans, held-for-investment
At fair value	69,763	69,763	71,262	71,262
At amortized cost	315,715	321,038	329,431	334,876
Trading securities	116,141	116,141	111,606	111,606
Available-for-sale securities	1,041,458	1,041,458	1,267,624	1,267,624
MSRs	168,462	168,462	139,293	139,293
Cash and cash equivalents	226,426	226,426	269,730	269,730
Restricted cash	2,389	2,389	628	628
Accrued interest receivable	16,151	16,151	18,222	18,222
Derivative assets	26,252	26,252	16,417	16,417
REO (2)	4,410	5,081	4,391	4,703
Margin receivable (2)	71,392	71,392	65,374	65,374
FHLBC stock (2)	30,001	30,001	10,688	10,688
Guarantee asset (2)	6,417	6,417	7,201	7,201
Pledged collateral (2)	10,194	10,194	9,927	9,927

Liabilities
Short-term debt	$1,367,062	$1,367,062	$1,793,825	$1,793,825
Accrued interest payable	8,291	8,291	8,502	8,502
Guarantee obligation	6,146	6,417	7,201	7,201
Derivative liabilities	54,109	54,109	58,331	58,331
ABS issued (1)
Fair value	1,173,336	1,173,336	—	—
Amortized cost	88,786	89,231	1,545,119	1,446,605
FHLBC borrowings	882,122	882,122	495,860	495,860
Commercial secured borrowings	65,232	65,232	66,707	66,707
Convertible notes	492,500	475,700	492,500	492,188
Other long-term debt	139,500	101,138	139,500	101,835

(1)	Upon adoption of ASU 2014-13 on January 1, 2015, loans held-for-investment and ABS issued by consolidated Sequoia entities began to be recorded at fair value. See Note 3 for further discussion.

(2)	These assets are included in other assets on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

During the three and six months ended June 30, 2015, we elected the fair value option for $36 million and $59 million of residential subordinate securities, $33 million and $33 million of residential senior securities, $2.78 billion and $5.18 billion of residential loans (principal balance), $258 million and $350 million of commercial loans (principal balance), and $32 million and $51 million of MSRs, respectively. We anticipate electing the fair value option for all future purchases of residential loans and commercial senior loans that we intend to sell to third parties or transfer to securitizations as well as for MSRs purchased or retained from sales of residential loans.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at June 30, 2015, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2015

June 30, 2015	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$3,285,022	$—	$248,157	$3,036,865
Commercial loans	235,616	—	—	235,616
Trading securities	116,141	—	—	116,141
Available-for-sale securities	1,041,458	—	—	1,041,458
Derivative assets	26,252	7,625	13,621	5,006
MSRs	168,462	—	—	168,462
Pledged collateral	10,194	10,194	—	—
FHLBC stock	30,001	30,001	—	—
Guarantee asset	6,417	—	—	6,417

Liabilities
Derivative liabilities	54,109	5,726	43,983	4,400
Commercial secured borrowings	65,232	—	—	65,232
ABS issued	1,173,336	—	—	1,173,336

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2015.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets							Liabilities
	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives(1)	Commercial Secured Borrowings	ABS Issued
(In Thousands)
Beginning balance - December 31, 2014	$1,677,984	$237,496	$111,606	$1,267,624	$139,293	$7,201	$1,119	$66,707	$—
Transfer to FVO (2)	1,370,699	—	—	—	—	—	—	—	1,302,216
Principal paydowns	(247,699)	(463)	(827)	(61,265)	—	—	—	(295)	(135,799)
Gains (losses) in net income, net	(6,661)	5,640	(7,187)	29,424	(3,842)	(855)	23,321	(1,204)	6,498
Unrealized losses in OCI, net	—	—	—	(7,050)	—	—	—	—	—
Acquisitions	2,519,029	350,384	92,006	14,788	51,217	—	—	—	—
Sales	(2,273,308)	(357,441)	(79,457)	(202,423)	(18,206)	—	—	—	—
Other settlements, net	(3,179)	—	—	360	—	71	(23,834)	24	421
Ending balance - June 30, 2015	$3,036,865	$235,616	$116,141	$1,041,458	$168,462	$6,417	$606	$65,232	$1,173,336
(1) For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.
(2) Upon adoption of ASU 2014-13 on January 1, 2015, loans held-for-investment in, and ABS issued by, consolidated financial entities are now recorded at fair value. See Note 3 for further discussion.
The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at June 30, 2015 and 2014. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and six months ended June 30, 2015 and 2014 are not included in this presentation.
Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2015 and 2014 Included in Net Income

	Included in Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Assets
Residential loans at Redwood	$(7,508)	$11,755	$(5,441)	$11,964
Residential loans at consolidated Sequoia entities	2,476	—	5,331	—
Commercial loans	(1,565)	2,008	(56)	2,008
Trading securities	4,601	(9,257)	(5,254)	(13,688)
Available-for-sale securities	—	(264)	—	(377)
MSRs	21,296	(4,974)	10,277	(7,236)
Other assets - Guarantee asset	228	—	(700)	—

Liabilities
Loan purchase commitments	(3,810)	1,707	(1,826)	1,707
Commercial secured borrowing	2,713	1,759	1,204	1,759
ABS issued	(3,552)	—	(6,498)	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents information on assets recorded at fair value on a non-recurring basis at June 30, 2015. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our balance sheet at June 30, 2015.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2015

					Gain (Loss) for
June 30, 2015	Carrying Value	Fair Value Measurements Using			Three Months Ended	Six Months Ended
(In Thousands)		Level 1	Level 2	Level 3	June 30, 2015	June 30, 2015
Assets
Residential loans, at lower of cost or fair value	$1,102	$—	$—	$1,102	$1	$1
REO	1,017	—	—	1,017	(170)	(175)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net gains and losses recorded in each line item of our consolidated statements of income for the three and six months ended June 30, 2015 and 2014.
Market Valuation Gains and Losses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Mortgage banking and investment activities, net
Residential loans, at fair value	$(3,176)	$13,994	$(1,118)	$21,119
Consolidated Sequoia entities (1)	(684)	(321)	(1,777)	(464)
Residential loans held-for-investment, at Redwood	(5,885)	—	(3,907)	—
Commercial loans, at fair value	987	5,714	6,845	9,340
Trading securities	6,927	(8,733)	(7,162)	(13,164)
Risk management derivatives, net	4,645	(12,300)	(7,311)	(25,108)
Impairments on AFS securities	—	(264)	—	(377)
Guarantee asset	299	—	(784)	—
Loan purchase and forward sale commitments	1,054	3,582	19,309	3,590
Other investments	(71)	—	83	—
Total mortgage banking and investment activities, net(2)	$4,096	$1,672	$4,178	$(5,064)

MSR Income (loss), net
MSRs	$15,675	$(5,553)	$(3,842)	$(8,265)
Risk management derivatives, net	(21,814)	—	(21,814)	—
Total MSR income (loss), net (3)	$(6,139)	$(5,553)	$(25,656)	$(8,265)

Total market valuation gains and losses, net	$(2,043)	$(3,881)	$(21,478)	$(13,329)

(1)
On January 1, 2015, we adopted ASU 2014-13 and began to record the assets and liabilities of consolidated Sequoia entities at fair value. This amount includes the net change in fair value of the consolidated assets and liabilities of these entities, which include residential loans held-for-investment, REO, and ABS issued. This combined amount represents the estimated change in value of our retained interests in these entities. See Note 3 for further discussion.

(2)
Mortgage banking and investment activities, net presented above does not include fee income or provisions for repurchases that is a component of mortgage banking and investment activities, net presented on our consolidated statements of income, as these amounts do not represent market valuation changes.

(3)	MSR Income (loss), net presented above does not include net fee income or provisions for repurchases that are a component of MSR Income (loss), net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

At June 30, 2015, our valuation policy and process had not changed from those described in our Annual Report on Form 10-K. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Fair Value Methodology for Level 3 Financial Instruments

June 30, 2015	Fair Value				Weighted Average
(Dollars in Thousands, except input values)		Unobservable Input	Range
Assets
Residential loans, at fair value:
Jumbo fixed rate loans uncommitted to sell	$1,267,521	IO Multiple	4.3 - 5.0	x	4.4	x
		Prepayment rate (Annual CPR)	12 - 15%		14%
		Senior spread to TBA price	$3.50 - $3.50		$3.50
		Subordinate spread to swap rate	310 - 310	bps	310	bps
		Credit support	5 - 5%		5%
		Whole loan spread to TBA price	$2.90 - $4.15		$4.00

Jumbo hybrid loans uncommitted to sell	181,279	Prepayment rate (Annual CPR)	15 - 15%		15%
		Spread to swap rate	125 - 160	bps	129	bps

Jumbo loans committed to sell	350,951	Committed Sales Price	$101 - $102		$102

Loans held by consolidated Sequoia entities (1)	1,237,114	Liability price	N/A		N/A

Residential loans, at lower of cost or fair value	1,102	Loss severity	13 - 30%		20%

Commercial loans, at fair value	235,616	Spread to swap rate	168 - 169	bps	168	bps
		Credit support	23 - 23%		23%

Trading and AFS securities	1,157,599	Discount rate	4 - 12%		6%
		Prepayment rate (Annual CPR)	1 - 35%		13%
		Default rate	0 - 35%		8%
		Loss severity	20 - 65%		34%
		Credit support	0 - 49%		5%

MSRs	168,462	Discount rate	8 - 11%		10%
		Prepayment rate (Annual CPR)	4 - 60%		9%
		Per loan annual cost to service	$72 - $82		$78

Guarantee asset	6,417	Discount rate	11 - 11%		11%
		Prepayment rate (Annual CPR)	5 - 27%		12%

REO	1,017	Loss severity	19 - 76%		55%

Loan purchase commitments, net (2)	605	MSR Multiple	0 - 4	x	3.0	x
		Fallout rate	2 - 97%		26%

Liabilities
ABS issued by consolidated Sequoia entities (1)	1,173,336	Discount rate	5 - 8%		5%
		Prepayment rate (Annual CPR)	0 - 31%		13%
		Default rate	0 - 12%		6%
		Loss severity	20 - 32%		26%
		Credit support	0 - 69%		11%

Commercial secured financing	65,232	Spread to swap rate	168 - 168	bps	168	bps
		Credit support	23 - 23%		23%

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
June 30, 2015
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
Residential loans
Estimated fair values for residential loans are determined using models that incorporate various observable inputs, including pricing information from recent securitizations and whole loan sales. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices for senior RMBS and index swap rates, adjusted as necessary for current market conditions (Level 3). Pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed swap rates, adjusted as necessary for current market conditions (Level 3). Other observable inputs include Agency RMBS transactions, benchmark interest rates, and prepayment rates. These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions.
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
Real estate securities
Real estate securities include residential, commercial, and other asset-backed securities that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators that are factored into the analyses include bid/ask spreads, the amount and timing of credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate, loss severity and credit support. The estimated fair value of our securities would generally decrease based upon an increase in default rates, serious delinquencies, or a decrease in prepayment rates or credit support.
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at June 30, 2015, we received dealer price indications on 81% of our securities, representing 92% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.
Derivative assets and liabilities
Our derivative instruments include swaps, swaptions, TBAs, financial futures, CMBX credit default index swaps, loan purchase commitments (LPCs), and forward sale commitments (FSCs). Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. TBA and financial futures fair values are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2). LPC fair values are estimated based on quoted Agency MBS prices, estimates of the fair value of the MSRs we expect to retain in the sale of the loans, and the probability that the mortgage loan will be purchased (Level 3). FSC fair values are obtained using quoted Agency prices. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2).
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
As part of our MSR valuation process, we received a valuation estimate from a third-party valuations firm. In the aggregate, our internal valuation of the MSRs was less than 1% higher than the third-party valuation.
FHLBC Stock
Our Federal Home Loan Bank (FHLB) member subsidiary is required to purchase Federal Home Loan Bank of Chicago (FHLBC) stock under a borrowing agreement between our FHLBC member subsidiary and the FHLBC. Under this agreement, the stock is redeemable at face value, which represents the carrying value and fair value of the stock (Level 1).
Guarantee Asset
The guarantee asset represents the estimated fair value of cash flows we are contractually entitled to receive related to our risk sharing arrangement with Fannie Mae. Significant inputs in the valuation analysis are Level 3, due to the nature of this asset and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant inputs include prepayment rates and market discount rate (Level 3). An increase in prepayment speed or market discount rate will reduce the estimated fair value of the guarantee asset.
Pledged Collateral
Pledged collateral consists of cash and U.S. Treasury securities held by a custodian in association with certain agreements we have entered into. Treasury securities are carried at their fair value, which is determined using quoted prices in active markets
(Level 1).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
Margin receivable
Margin receivable reflects cash collateral we have posted with our various derivative and debt counterparties as required to satisfy margin requirements. Fair values approximate carrying values (Level 2).
Short-term debt
Short-term debt includes our credit facilities that mature within one year. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 2).
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
FHLBC Borrowings
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
June 30, 2015
(Unaudited)

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
Note 6. Residential Loans
We acquire residential loans from third-party originators. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at June 30, 2015 and December 31, 2014.

June 30, 2015
(In Thousands)	Redwood	Sequoia (1)	Total
Held-for-sale
Fair value - conforming	$248,157	$—	$248,157
Fair value - jumbo	642,466	—	642,466
Lower of cost or fair value	1,458	—	1,458
Held-for-investment
Fair value - Jumbo	1,157,285	1,237,114	2,394,399
Total Residential Loans	$2,049,366	$1,237,114	$3,286,480

December 31, 2014
(In Thousands)	Redwood	Sequoia (1)	Total
Held-for-sale
Fair value - conforming	$244,714	$—	$244,714
Fair value - jumbo	1,096,317	—	1,096,317
Lower of cost or fair value	1,488	—	1,488
Held-for-investment
Fair value - jumbo	581,668	—	581,668
At amortized cost	—	1,474,386	1,474,386
Total Residential Loans	$1,924,187	$1,474,386	$3,398,573

(1)	Upon adoption of ASU 2014-13 on January 1, 2015, loans held-for-investment at consolidated Sequoia entities began to be recorded at fair value. See Note 3 for further discussion.
At June 30, 2015, we owned mortgage servicing rights associated with $1.82 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our balance sheet. We contract with a licensed sub-servicer that performs servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 6. Residential Loans - (continued)

Residential Loans Held-for-Sale
Residential Loans at Fair Value
At June 30, 2015, we owned 1,682 loans held-for-sale at fair value with an unpaid principal balance of $876 million, compared to 2,273 loans with an unpaid principal balance of $1.30 billion at December 31, 2014. At June 30, 2015 and December 31, 2014, none of these loans were greater than 90 days delinquent and none of the loans were in foreclosure.
During the three and six months ended June 30, 2015, we purchased $2.78 billion and $5.18 billion (principal balance) of loans, respectively, for which we elected the fair value option and recorded $3 million and $1 million of negative valuation adjustments, respectively, on residential loans held-for-sale at fair value through mortgage banking and investment activities, net, a component of our consolidated statements of income. During the three and six months ended June 30, 2015, we sold $2.74 billion and $4.93 billion (principal balance) of loans held-for-sale, respectively. At June 30, 2015 loans held-for-sale with a principal balance of $848 million were pledged as collateral under short-term borrowing agreements.
Residential Loans at Lower of Cost or Fair Value
At June 30, 2015 and December 31, 2014, we held nine residential loans at the lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $1 million for both periods.
Residential Loans Held-for-Investment at Fair Value
Residential Loans at Redwood
At June 30, 2015, we owned 1,519 held-for-investment loans at Redwood with an unpaid principal balance of $1.13 billion, compared to 803 loans with an unpaid principal balance of $566 million at December 31, 2014. At June 30, 2015 and December 31, 2014, one of these loans was greater than 90 days delinquent and none of the loans were in foreclosure.
During the three and six months ended June 30, 2015, we transferred loans with a principal balance of $213 million and $650 million and a fair value of $215 million and $662 million, respectively, from held-for-sale to held-for-investment, bringing the total amount of loans held-for-investment at fair value to $1.16 billion at June 30, 2015. During the three and six months ended June 30, 2015, we recorded negative $6 million and negative $4 million of valuation adjustments, respectively, on residential loans held-for-investment at fair value through mortgage banking and investment activities, net, a component of our consolidated statements of income. At June 30, 2015, $1.02 billion of these loans were pledged as collateral under a borrowing agreement with the FHLBC.
The outstanding loans held-for-investment at Redwood at June 30, 2015 were originated in 2014 and 2015 and the weighted average FICO score of borrowers backing these loans was 772 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 65% (at origination). At June 30, 2015, these loans were comprised of 91% fixed-rate loans with a weighted average coupon of 4.06%, and the remainder were hybrid loans with a weighted average coupon of 3.30%.
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
The following table details the carrying value for residential loans held-for-investment at consolidated Sequoia entities at June 30, 2015 and December 31, 2014.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 6. Residential Loans - (continued)

(In Thousands)	June 30, 2015	December 31, 2014
Principal balance	$1,343,333	$1,483,213
Unamortized premium, net	—	12,511
Allowance for loan losses	—	(21,338)
Valuation adjustment	(106,219)	—
Carrying value	$1,237,114	$1,474,386
At June 30, 2015, we owned 4,999 held-for-investment loans at consolidated Sequoia entities, as compared to 5,315 loans at December 31, 2014. The weighted average FICO score of borrowers backing these loans was 732 (at origination) and the weighted average LTV ratio of these loans was 66% (at origination). At June 30, 2015 and December 31, 2014, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $66 million and $73 million, respectively, and the unpaid principal balance of loans in foreclosure was $36 million and $39 million, respectively. During the three and six months ended June 30, 2015, we recorded positive $2 million and $5 million, respectively, of net valuation adjustments on these loans through mortgage banking and investment activities, net on our consolidated statements of income.
Note 7. Commercial Loans
We invest in commercial loans that we originate as well as loans that we acquire from third-party originators. The following table summarizes the classifications and carrying value of commercial loans at June 30, 2015 and December 31, 2014.

(In Thousands)	June 30, 2015	December 31, 2014
Held-for-sale, at fair value	$165,853	$166,234
Held-for-investment
At fair value	69,763	71,262
At amortized cost	315,715	329,431
Total Commercial Loans	$551,331	$566,927
Of the held-for-investment commercial loans at amortized cost shown above at June 30, 2015 and December 31, 2014, $182 million and $195 million, respectively, were financed through the Commercial Securitization entity.
Commercial Loans Held-for-Sale
Commercial loans held-for-sale include loans we originate and intend to sell to third parties. At June 30, 2015, we held 11 senior commercial mortgage loans at fair value, with an aggregate outstanding principal balance of $165 million and an aggregate fair value of $166 million. As of December 31, 2014, there were 13 senior commercial mortgage loans at fair value, with an aggregate outstanding principal balance of $163 million and an aggregate fair value of $166 million.
During the three and six months ended June 30, 2015, we acquired $258 million and $350 million (principal balance), respectively, of senior commercial loans for which we elected the fair value option and sold $146 million and $348 million (principal balance), respectively, of loans to third parties. During the three months ended June 30, 2015 and 2014, we recorded positive $1 million and positive $6 million, respectively, of valuation adjustments on senior commercial mortgage loans for which we elected the fair value option through mortgage banking and investment activities, net on our consolidated statements of income. During the six months ended June 30, 2015 and 2014, we recorded positive $7 million and positive $9 million, respectively, of valuation adjustments on senior commercial mortgage loans for which we elected the fair value option through mortgage banking and investment activities, net on our consolidated statements of income. At June 30, 2015, all commercial loans held-for-sale were current and loans with a principal balance of $60 million were pledged as collateral under short-term borrowing arrangements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
Note 7. Commercial Loans - (continued)

Commercial Loans Held-for-Investment
Commercial Loans Held-for-Investment, at Fair Value
Commercial loans held-for-investment at fair value include senior mortgage loans for which we have elected the fair value option and have been split into senior A-notes and junior B-notes. Although the A-notes for each of the loans were sold, the transfers did not qualify for sale accounting treatment and we treated the sales as secured borrowings. At June 30, 2015, we held three of these A/B notes with an aggregate outstanding principal balance of $67 million and an aggregate fair value of $70 million. At December 31, 2014, we held three A/B notes, with an aggregate outstanding principal balance of $68 million and an aggregate fair value of $71 million. We carry the A-notes and associated secured commercial borrowings at the same fair values and the periodic valuation adjustments associated with these assets and liabilities offset through mortgage banking and investment activities, net on our consolidated statements of income. During the three and six months ended June 30, 2015 and 2014, there were no net changes in the fair value of the B-notes, in which we retain an actual economic interest. The carrying value of the B-notes at both June 30, 2015 and December 31, 2014 were $5 million.
Commercial Loans Held-for-Investment, at Amortized Cost
Commercial loans held-for-investment at amortized cost include loans we originate and preferred equity investments we make or, in either case, acquire from third parties. As of June 30, 2015, these loans primarily include mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.
The following table provides additional information for our commercial loans held-for-investment at amortized cost at June 30, 2015 and December 31, 2014.

(In Thousands)	June 30, 2015	December 31, 2014
Principal balance	$327,592	$341,750
Unamortized discount, net	(4,476)	(4,862)
Recorded investment	323,116	336,888
Allowance for loan losses	(7,401)	(7,457)
Carrying Value	$315,715	$329,431
At both June 30, 2015 and December 31, 2014, we held 60 commercial loans held-for-investment at amortized cost. During the three and six months ended June 30, 2015, we originated or acquired $2 million and $9 million, respectively, of commercial loans held-for-investment at amortized cost. Of the $323 million of recorded investment in commercial loans held-for-investment at June 30, 2015, 3% was originated in 2015, 18% was originated in 2014, 15% was originated in 2013, 36% was originated in 2012, 24% was originated in 2011, and 4% was originated in 2010.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
Note 7. Commercial Loans - (continued)

(In Thousands)	June 30, 2015	December 31, 2014
Pass	$302,075	$316,122
Watch list	25,517	25,628
Total Commercial Loans Held-for-Investment	$327,592	$341,750
Activity in the Allowance for Loan Losses on Commercial Loans
The following table summarizes the activity in the allowance for commercial loan losses for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Balance at beginning of period	$7,662	$8,028	$7,456	$7,373
Charge-offs, net	—	—	—	—
(Reversal of) provision for loan losses	(261)	289	(55)	944
Balance at End of Period	$7,401	$8,317	$7,401	$8,317
Commercial Loans Collectively Evaluated for Impairment
At June 30, 2015 and December 31, 2014, all of our commercial loans collectively evaluated for impairment were current. The following table summarizes the balances for loans collectively evaluated for impairment at June 30, 2015 and December 31, 2014.

(In Thousands)	June 30, 2015	December 31, 2014
Principal balance	$327,592	$341,750
Recorded investment	323,116	336,888
Related allowance	7,401	7,457
Commercial Loans Individually Evaluated for Impairment
We did not have any commercial loans individually evaluated for impairment at either June 30, 2015 or December 31, 2014.
Note 8. Real Estate Securities
We invest in residential mortgage-backed securities. The following table presents the fair values of our real estate securities by type at June 30, 2015 and December 31, 2014.

(In Thousands)	June 30, 2015	December 31, 2014
Trading	$116,141	$111,606
Available-for-sale	1,041,458	1,267,624
Total Real Estate Securities	$1,157,599	$1,379,230
Our real estate securities are presented in accordance with their general position within a securitization structure based on their rights to cash flows. Senior securities are those interests in a securitization that generally have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior security interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior security interests, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 8. Real Estate Securities - (continued)

Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. At June 30, 2015, our trading securities included $47 million of interest-only securities, for which there is no principal balance, $22 million of senior securities and $47 million of subordinate securities. The unpaid principal balance of senior and subordinate securities classified as trading securities was $23 million and $61 million, respectively, at June 30, 2015. During the three and six months ended June 30, 2015, we acquired $71 million and $94 million (principal balance), respectively, of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $35 million and $37 million of such securities, respectively. During the three months ended June 30, 2015 and 2014, we recorded positive $7 million and negative $9 million, respectively, of valuation adjustments on trading securities, included in mortgage banking and investment activities, net on our consolidated income statements. During the six months ended June 30, 2015 and 2014, we recorded negative $7 million and negative $13 million, respectively, of valuation adjustments on trading securities, included in mortgage banking and investment activities, net on our consolidated statements of income.
The following table presents trading securities by collateral type at June 30, 2015 and December 31, 2014.

(In Thousands)	June 30, 2015	December 31, 2014
Senior Securities
Prime	$62,427	$93,802
Non-prime	6,705	7,951
Total Senior Securities	69,132	101,753
Prime Subordinate Securities	47,009	9,853
Total Trading Securities	$116,141	$111,606
AFS Securities
The following table presents the fair value of our available-for-sale securities held at Redwood by collateral type at June 30, 2015 and December 31, 2014.

(In Thousands)	June 30, 2015	December 31, 2014
Senior Securities
Prime	$278,960	$307,813
Non-prime	166,376	179,744
Total Senior Securities	445,336	487,557
Re-REMIC Securities	169,084	168,347
Subordinate Securities
Prime Mezzanine (1)	257,263	448,838
Subordinate (2)	169,775	162,882
Total Subordinate Securities	427,038	611,720
Total AFS Securities	$1,041,458	$1,267,624
(1) Mezzanine includes securities initially rated AA, A and BBB- and issued in 2012 or later.
(2) Subordinate securities includes less than $1 million of non-prime securities at both June 30, 2015, and December 31, 2014.
The senior securities shown above at June 30, 2015 and December 31, 2014, included $88 million and $105 million, respectively, of prime securities, and $107 million and $117 million, respectively, of non-prime securities that were financed through the Residential Resecuritization entity, as discussed in Note 4. As of June 30, 2015 AFS securities with a carrying value of $535 million were pledged as collateral under short-term borrowing agreements. See Note 12 for additional information on short-term debt.
During the three and six months ended June 30, 2015, we purchased $5 million and $15 million of AFS securities, respectively, and sold $112 million and $202 million of AFS securities, respectively, which resulted in realized gains of $6 million and $10 million, respectively. During the three months ended June 30, 2014, we purchased $77 million of AFS securities and sold $1 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
At June 30, 2015, there were $6 million of AFS securities with contractual maturities less than five years, $2 million of AFS securities with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at June 30, 2015 and December 31, 2014.
Carrying Value of AFS Securities

June 30, 2015	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$282,921	$182,719	$193,221	$535,511	$1,194,372
Credit reserve	(2,650)	(9,175)	(13,071)	(36,804)	(61,700)
Unamortized discount, net	(30,401)	(27,533)	(75,658)	(139,527)	(273,119)
Amortized cost	249,870	146,011	104,492	359,180	859,553
Gross unrealized gains	31,196	20,550	64,592	68,519	184,857
Gross unrealized losses	(2,106)	(185)	—	(661)	(2,952)
Carrying Value	$278,960	$166,376	$169,084	$427,038	$1,041,458

December 31, 2014	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$311,573	$196,258	$195,098	$742,150	$1,445,079
Credit reserve	(3,660)	(9,644)	(15,202)	(41,561)	(70,067)
Unamortized discount, net	(34,782)	(31,491)	(79,611)	(150,458)	(296,342)
Amortized cost	273,131	155,123	100,285	550,131	1,078,670
Gross unrealized gains	35,980	24,682	68,062	63,026	191,750
Gross unrealized losses	(1,298)	(61)	—	(1,437)	(2,796)
Carrying Value	$307,813	$179,744	$168,347	$611,720	$1,267,624

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 8. Real Estate Securities - (continued)

The following table presents the changes for the three and six months ended June 30, 2015, in unamortized discount and designated credit reserves on residential AFS securities.
Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$63,584	$286,382	$70,067	$296,342
Amortization of net discount	—	(9,324)	—	(19,162)
Realized credit losses	(2,769)	—	(5,714)	—
Acquisitions	858	3,033	858	5,705
Sales, calls, other	—	(6,945)	—	(13,277)
Impairments	—	—	—	—
Transfers to (release of) credit reserves, net	27	(27)	(3,511)	3,511
Ending Balance	$61,700	$273,119	$61,700	$273,119

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at June 30, 2015 and December 31, 2014.

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
June 30, 2015	$98,390	$(1,263)	$97,127	$74,537	$(1,689)	$72,848
December 31, 2014	126,681	(1,374)	125,307	70,676	(1,422)	69,254
At June 30, 2015, after giving effect to purchases, sales, and extinguishments due to credit losses, our consolidated balance sheet included 260 AFS securities, of which 29 were in an unrealized loss position and 13 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2014, our consolidated balance sheet included 290 AFS securities, of which 31 were in an unrealized loss position and 10 were in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $3 million at June 30, 2015. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At June 30, 2015, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
During the three and six months ended June 30, 2015, we recognized no OTTI losses related to our AFS securities. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 8. Real Estate Securities - (continued)

adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at June 30, 2015.
Significant Valuation Assumptions

Range for Securities
June 30, 2015	Prime	Non-prime
Prepayment rates	8 - 16%	8 - 12%
Projected losses	1 - 21%	14 - 18%
The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at June 30, 2015 and 2014, for which a portion of an OTTI was recognized in other comprehensive income.
Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Balance at beginning of period	$32,949	$35,786	$33,849	$37,149
Additions
Initial credit impairments	—	190	—	261
Subsequent credit impairments	—	28	—	70
Reductions
Securities sold, or expected to sell	(253)	(904)	(348)	(904)
Securities with no outstanding principal at period end	—	(844)	(805)	(2,320)
Balance at End of Period	$32,696	$34,256	$32,696	$34,256
Gross Realized Gains and Losses on AFS Securities
Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Gross realized gains - sales	$5,956	$992	$10,262	$992
Gross realized gains - calls	360	—	360	987
Gross realized losses - sales	—	—	—	—
Gross realized losses - calls	—	—	—	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$6,316	$992	$10,622	$1,979

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 9. Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with a licensed sub-servicer to perform all servicing functions for these loans. The following table presents the fair value of MSRs and the aggregate principal amounts of associated loans as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Mortgage Servicing Rights
Conforming Loans	$101,458	$8,917,808	$81,301	$7,705,146
Jumbo Loans	67,004	6,148,268	57,992	5,962,784
Total Mortgage Servicing Rights	$168,462	$15,066,076	$139,293	$13,667,930
MSR Activity
The following table presents activity for MSRs for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Balance at beginning of period	$120,324	$64,971	$139,293	$64,824
Additions	32,463	11,807	51,217	14,666
Sales	—	—	(18,206)	—
Changes in fair value due to:
Changes in assumptions (1)	19,168	(3,553)	5,132	(4,678)
Other changes (2)	(3,493)	(2,000)	(8,974)	(3,587)
Balance at End of Period	$168,462	$71,225	$168,462	$71,225

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to realization of expected cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 9. Mortgage Servicing Rights - (continued)

MSR Additions

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we acquire and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. We hold our MSR investments at a taxable REIT subsidiary. The following table details the retention and purchase of MSRs during the three and six months ended June 30, 2015.

(In Thousands)	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Jumbo MSR additions:
From securitization	$6,002	$607,402	$7,874	$835,254
From loan sales	172	16,122	264	26,267
Total jumbo MSR additions	6,174	623,524	8,138	861,521
Conforming MSR additions:
From loan sales	$14,990	$1,348,871	$28,701	$2,701,529
From purchases	11,299	1,025,576	14,378	1,343,914
Total conforming MSR additions	26,289	2,374,447	43,079	4,045,443
Total MSR additions	$32,463	$2,997,971	$51,217	$4,906,964
MSR Income (Loss), net
The following table presents the components of our MSR income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Servicing income
Income	$8,454	$4,064	$18,170	$7,697
Cost of sub-servicer	(1,162)	(288)	(2,391)	(603)
Net servicing income	7,292	3,776	15,779	7,094
Market valuation changes of MSRs	15,675	(5,553)	(3,842)	(8,265)
Market valuation changes of associated derivatives (1)	(21,814)	—	(21,814)	—
MSR provision for repurchases	(323)	—	(217)	—
MSR income (loss), net	$830	$(1,777)	$(10,094)	$(1,171)

(1)	In the second quarter of 2015, we began to identify specific derivatives used to hedge the exposure of our MSRs to changes in market interest rates. See Note 2 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 10. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$294	$50,000	$—	$—
TBAs	7,625	1,246,400	6,654	1,074,000
Futures	—	—	—	—
Swaptions	8,726	1,185,000	7,006	575,000
Credit default index swaps	3,792	100,000	1,597	50,000
Assets - Other Derivatives
Loan purchase commitments	5,006	777,361	1,160	288,467
Loan forward sale commitments	809	155,319	—	—
Total Assets	$26,252	$3,514,080	$16,417	$1,987,467

Liabilities - Cash Flow Hedges
Interest rate swaps	$(39,810)	$139,500	$(46,845)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(4,172)	532,500	(1,328)	206,000
TBAs	(5,466)	1,290,500	(9,506)	1,110,000
Futures	(260)	54,000	(372)	90,000
Liabilities - Other Derivatives
Loan purchase commitments	(4,401)	861,436	(41)	27,324
Loan forward sale commitments	—	—	(239)	102,793
Total Liabilities	$(54,109)	$2,877,936	$(58,331)	$1,675,617
Total Derivative Financial Instruments, Net	$(27,857)	$6,392,016	$(41,914)	$3,663,084
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheet, we may enter into derivative contracts. At June 30, 2015, we were party to swaps and swaptions with an aggregate notional amount of $1.9 billion, TBA contracts sold with an aggregate notional amount of $2.5 billion, and financial futures contracts with an aggregate notional amount of $54 million. Net market valuation adjustments on risk management derivatives were negative $17 million and negative $29 million for the three and six months ended June 30, 2015, respectively. Net market valuation adjustments on risk management derivatives were negative $12 million and negative $25 million for the three and six months ended June 30, 2014, respectively. These net market valuation adjustments are recorded in mortgage banking and investment activities, net on our consolidated statements of income.
Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. Net valuation adjustments on LPCs and FSCs were positive $1 million and positive $19 million for the three and six months ended June 30, 2015, respectively, and are reported through our consolidated statements of income in mortgage banking and investment activities, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
For the three months ended June 30, 2015 and 2014, changes in the values of designated cash flow hedges were positive $15 million and negative $5 million, respectively, and were recorded in accumulated other comprehensive income, a component of equity. For the six months ended June 30, 2015 and 2014, changes in the values of designated cash flow hedges were positive $7 million and negative $14 million, respectively. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $39 million and $46 million at June 30, 2015 and December 31, 2014, respectively. For both the three and six months ended June 30, 2015 and 2014, we reclassified less than $100 thousand of unrealized losses on derivatives to interest expense. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated income statements, over the remaining life of the hedge liabilities.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and six months ended June 30, 2015 and 2014.
Impact on Interest Expense of Our Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Net interest expense on cash interest rate agreements	$(1,475)	$(1,490)	$(2,959)	$(2,978)
Realized expense due to ineffective portion of cash flow hedges	—	—	—	—
Realized net losses reclassified from other comprehensive income	(26)	(39)	(57)	(99)
Total Interest Expense	$(1,501)	$(1,529)	$(3,016)	$(3,077)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments. At June 30, 2015, we assessed this risk as remote and did not record a specific valuation adjustment.
At June 30, 2015, we had outstanding derivative agreements with seven counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 11. Other Assets and Liabilities
Other Assets
Other assets at June 30, 2015 and December 31, 2014, are summarized in the following table.

(In Thousands)	June 30, 2015	December 31, 2014
Margin receivable	$71,392	$65,374
FHLBC stock	30,001	10,688
Pledged collateral	10,194	9,927
Guarantee asset	6,417	7,201
Investment receivable	5,378	1,103
Deposits	5,000	5,000
Fixed assets and leasehold improvements (1)	4,442	3,008
REO	4,410	4,391
Income tax receivables	3,278	175
Prepaid expenses	3,031	3,372
Other	4,077	3,657
Total Other Assets	$147,620	$113,896

(1)	Fixed assets and leasehold improvements have a basis of $7 million and accumulated depreciation of $4 million at June 30, 2015.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2015 and December 31, 2014 are summarized in the following table.

(In Thousands)	June 30, 2015	December 31, 2014
Accrued compensation	$11,927	$19,273
Margin payable	$10,156	$6,455
Guarantee obligation	6,146	7,201
Current accounts payable	5,446	2,112
Residential loan and MSR repurchase reserve	5,083	3,724
Accrued operating expenses	3,501	3,334
Legal reserve	2,000	2,000
Income tax payable	221	—
Other	5,445	8,145
Total Other Liabilities	$49,925	$52,244
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our derivatives, master repurchase agreements, and warehouse facilities counterparties whereby we or the counterparty were required to post collateral.
Investment Receivable and Unsettled Trades
In accordance with our policy to record purchases and sales of securities on the trade date, if the trade and settlement of a purchase or sale crosses over a quarterly reporting period, we will record an investment receivable for sales and an unsettled trades liability for purchases.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
Note 11. Other Assets and Liabilities - (continued)

Guarantee Asset, Pledged Collateral, and Guarantee Obligation
The pledged collateral, guarantee asset, and guarantee obligation presented in the tables above are related to the risk sharing arrangement we entered into with Fannie Mae in the fourth quarter of 2014. See Note 15 for additional information on the on the risk sharing arrangement.
REO
The carrying value of REO at June 30, 2015, was $4 million, which includes the net effect of $5 million related to transfers into REO during the six months ended June 30, 2015, offset by $3 million of REO liquidations, and $2 million of negative market valuation adjustments. At June 30, 2015 and December 31, 2014, there were 18 and 22 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities.
See Note 15 for additional information on the legal and residential repurchase reserves.
Note 12. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At June 30, 2015, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
The table below summarizes the facilities that are available to us and the balances of short-term debt at June 30, 2015 and December 31, 2014 by the type of collateral securing the debt.
Short-Term Debt

	June 30, 2015
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	5	$776,824	$1,800,000	7/2015-6/2016
Commercial loans	3	96,849	450,000	9/2015-10/2016
Real estate securities	8	493,389	—	7/2015-9/2015
Total	16	$1,367,062

	December 31, 2014
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Maturity
Collateral Type
Residential loans	5	$1,076,188	$1,550,000	2/2015-12/2015
Commercial loans	3	109,128	400,000	4/2015-10/2016
Real estate securities	9	608,509	—	1/2015-3/2015
Total	17	$1,793,825
Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At June 30, 2015, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
Note 12. Short-Term Debt - (continued)

The fair value of residential loans, commercial loans, and real estate securities pledged as collateral was $860 million, $143 million, and $615 million, respectively, at June 30, 2015 and $1.22 billion, $161 million, and $762 million, respectively, at December 31, 2014. For the three and six months ended June 30, 2015, the average balance of short-term debt was $1.38 billion and $1.48 billion, respectively. At both June 30, 2015 and December 31, 2014, accrued interest payable on short-term debt was $2 million.
We also maintain a $10 million committed line of credit with a financial institution that is secured by our pledge of certain mortgage-backed securities we own. At both June 30, 2015 and December 31, 2014, we had no outstanding borrowings on this facility.
Characteristics of Short-Term Debt
The table below summarizes short-term debt by weighted average interest rates and by collateral type at June 30, 2015.

	June 30, 2015
(Dollars in Thousands)	Amount Borrowed	Weighted Average Interest Rate	Weighted Average Days Until Maturity
Collateral Type
Residential loan collateral	$776,824	1.73%	233
Commercial loan collateral	96,849	3.92%	185
Real estate securities collateral	493,389	1.43%	22
Total Short-Term Debt	$1,367,062	1.78%	154
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of short-term debt at June 30, 2015 and December 31, 2014.

	June 30, 2015
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Residential loans	$—	$—	$776,824	$776,824
Commercial loans	—	52,224	44,625	96,849
Real estate securities	363,099	127,864	2,426	493,389
Total Short-Term Debt	$363,099	$180,088	$823,875	$1,367,062

	December 31, 2014
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Residential loans	$—	$354,064	$722,124	$1,076,188
Commercial loans	—	—	109,128	109,128
Real estate securities	515,552	92,957	—	608,509
Total Short-Term Debt	$515,552	$447,021	$831,252	$1,793,825

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
The carrying values of ABS issued by consolidated securitization entities we sponsored at June 30, 2015 and December 31, 2014, along with other selected information, are summarized in the following table.

Asset-Backed Securities Issued

	June 30, 2015
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,289,032	$18,872	$69,914	$1,377,818
Interest-only certificates	5,011	—	—	5,011
Market valuation adjustments (1)	(120,707)	—	—	(120,707)
Total ABS Issued	$1,173,336	$18,872	$69,914	$1,262,122
Range of weighted average interest rates, by series	0.39% to 4.33%	2.18%	5.62%
Stated maturities	2017-2041	2046	2018
Number of series	24	1	1

(1)	Upon adoption of ASU 2014-13 on January 1, 2015, we began to account for ABS issued by consolidated Sequoia entities at fair value. See Note 3 for additional information.

	December 31, 2014
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,427,056	$45,044	$83,313	$1,555,413
Interest-only certificates	2,079	—	—	2,079
Unamortized discount	(12,373)	—	—	(12,373)
Total ABS Issued	$1,416,762	$45,044	$83,313	$1,545,119
Range of weighted average interest rates, by series	0.36% to 4.27%	2.16%	5.62%
Stated maturities	2014 - 2041	2046	2018
Number of series	24	1	1

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
Note 13. Asset-Backed Securities Issued - (continued)

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At June 30, 2015, $1.25 billion of ABS issued ($1.36 billion principal balance) had contractual maturities beyond five years and $8 million of ABS issued ($16 million principal balance) had contractual maturities of less than one year. Amortization of Commercial Securitization and Residential Resecuritization deferred ABS issuance costs were less than $1 million and $1 million for the three and six months ended June 30, 2015 and 2014, respectively. The following table summarizes the accrued interest payable on ABS issued at June 30, 2015 and December 31, 2014. Interest due on consolidated ABS issued is payable monthly.
Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	June 30, 2015	December 31, 2014
Sequoia	$797	$976
Residential Resecuritization	2	5
Commercial Securitization	328	390
Total Accrued Interest Payable on ABS Issued	$1,127	$1,371
The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at June 30, 2015 and December 31, 2014.
Collateral for Asset-Backed Securities Issued

	June 30, 2015
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,237,114	$—	$—	$1,237,114
Commercial loans	—	—	182,184	182,184
Real estate securities	—	195,278	—	195,278
Restricted cash	147	—	139	286
Accrued interest receivable	1,589	409	1,367	3,365
REO	4,409	—	—	4,409
Total Collateral for ABS Issued	$1,243,259	$195,687	$183,690	$1,622,636

	December 31, 2014
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,474,386	$—	$—	$1,474,386
Commercial loans	—	—	194,991	194,991
Real estate securities	—	221,676	—	221,676
Restricted cash	147	43	137	327
Accrued interest receivable	2,359	477	1,511	4,347
REO	4,391	—	—	4,391
Total Collateral for ABS Issued	$1,481,283	$222,196	$196,639	$1,900,118

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 14. Long-Term Debt

FHLBC Borrowings
In July 2014, our FHLB member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. As of June 30, 2015, under this agreement, our subsidiary could incur borrowings up to $1 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans and residential mortgage-backed securities. This borrowing agreement is uncommitted, which means that any request we make to borrow funds may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under this agreement. During the three and six months ended June 30, 2015, our FHLB-member subsidiary borrowed an additional $31 million and $386 million, respectively, under this agreement. At June 30, 2015, $882 million of advances were outstanding under this agreement with a weighted average interest rate of 0.23% and a weighted average maturity of 6 years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. These advances were secured by residential mortgage loans with a fair value of $1.00 billion at June 30, 2015. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At June 30, 2015, our subsidiary held $30 million of FHLBC stock that is included in other assets in our consolidated balance sheets. During July of 2015, the FHLBC approved an increase to our FHLB-member subsidiary's uncommitted borrowing capacity, bringing our subsidiary's total uncommitted borrowing capacity with the FHLBC to $1.4 billion.
Commercial Secured Borrowing
At June 30, 2015, we had commercial secured borrowings of $65 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We bifurcated certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.
Convertible Notes
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on these exchangeable notes was 6.58% and 6.51% for the three and six months ended June 30, 2015, respectively. At June 30, 2015, the accrued interest payable balance on this debt was $2 million and the unamortized deferred issuance costs were $6 million. At June 30, 2015, these notes were exchangeable at the option of the holder at an exchange rate of 46.1798 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.65 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on these convertible notes was 5.41% and 5.39% for the three and six months ended June 30, 2015, respectively. At June 30, 2015, the accrued interest payable balance on this debt was $3 million and the unamortized deferred issuance costs were $5 million. At June 30, 2015, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock.
Trust Preferred Securities and Subordinated Notes
At June 30, 2015, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. The interest expense yield on both our trust preferred securities and subordinated notes was 2.63% and 2.67% for the three months ended

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 14. Long-Term Debt - (continued)

June 30, 2015 and 2014, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on both our trust preferred securities and subordinated notes was 6.85% and 6.89% for the three months ended June 30, 2015 and 2014, respectively.
The interest expense yield on both our trust preferred securities and subordinated notes was 2.58% and 2.57% for the six months ended June 30, 2015 and 2014, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on both our trust preferred securities and subordinated notes was 6.85% and 6.87% for the six months ended June 30, 2015 and 2014, respectively.
At both June 30, 2015 and December 31, 2014, the accrued interest payable balance on our trust preferred securities and subordinated notes was less than $1 million. Under the terms of this debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this debt.
Note 15. Commitments and Contingencies
Lease Commitments
At June 30, 2015, we were obligated under nine non-cancelable operating leases with expiration dates through 2021 for $12 million of cumulative lease payments. Operating lease expense was $1 million for both of the six months ended June 30, 2015 and 2014.
The following table presents our future lease commitments at June 30, 2015.
Future Lease Commitments by Year

(In Thousands)	June 30, 2015
2015 (6 months)	$1,400
2016	2,838
2017	2,879
2018	1,827
2019	1,189
2020 and thereafter	1,495
Total Lease Commitments	$11,628
Loss Contingencies — Risk Sharing
In the fourth quarter of 2014, we entered into a risk-sharing arrangement with Fannie Mae. Under this arrangement we committed to assume the first one percent of losses realized on a reference pool of residential mortgage loans originated in 2014 that we acquired and then sold to Fannie Mae during the fourth quarter of 2014. During the 10 year term of the arrangement, we receive monthly cash payments from Fannie Mae based on the monthly outstanding unpaid principal balance of the reference pool of loans. Additionally, under this arrangement we are required to maintain collateral with a third party custodian sufficient to cover our maximum loss exposure throughout the term of the arrangement. To the extent approved losses are incurred, the custodian will transfer collateral to Fannie Mae. As a result of this transaction we recorded “pledged collateral” and a “guarantee asset” in the other assets line item, and a “guarantee obligation” in the other liabilities line item, on our consolidated balance sheets.
The guarantee obligation represents our commitment to assume losses under the arrangement, which at inception was recorded at fair value based on the fair value of the guarantee asset. We are amortizing the guarantee obligation over the 10 year term of the arrangement based on changes in the outstanding unpaid principal balance of loans in the reference pool. In addition, each period we assess the need for a separate loss allowance related to this arrangement, based on our estimate of credit losses inherent in the reference pool of loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

To determine the loss allowance, we assess inherent losses in the reference pool of loans by determining loss factors (defaults, the timing of defaults, and loss severities upon defaults). As of June 30, 2015, we determined a loss allowance was not required.
Income from cash payments received under the risk sharing arrangement and income related to the amortization of the guarantee obligation are recorded in other income, and market valuation changes of the guarantee asset are recorded in mortgage banking and investment activities, net, on our consolidated statements of income.  For the three and six months ended June 30, 2015, other income related to this transaction was $1 million and $2 million, respectively, and market valuation changes were less than $1 million and negative $1 million, respectively.
All of the loans in the reference pool subject to the guarantee were originated in 2014 and at June 30, 2015, the loans had an unpaid principal balance of $874 million and an original weighted average FICO score of 762 (at origination) and LTV of 75% (at origination). At June 30, 2015, $2 million of the outstanding principal balance was 30 days or more delinquent and less than $1 million of the loans were 90 days or more delinquent or in foreclosure. At June 30, 2015, the maximum potential amount of future payments we could be required to make under this obligation was $10 million and this amount was fully collateralized by assets we have transferred to a custodian and are presented as pledged collateral in other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to this guarantee obligation. As of June 30, 2015, we have not incurred any losses under this agreement.
Our consolidated balance sheets include assets of special purpose entities (SPEs) that can only be used to settle obligations of these SPEs and liabilities of SPEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. The SPEs exist for the purpose of engaging in risk sharing arrangements with Fannie Mae and Freddie Mac. At June 30, 2015 and December 31, 2014, assets of such SPEs totaled $17 million and $19 million, respectively, and liabilities of such SPEs totaled $6 million and $7 million, respectively.
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
At June 30, 2015 and December 31, 2014, our repurchase reserve associated with our residential loans and MSRs was $5 million and $4 million, respectively, and was recorded in accrued expenses and other liabilities on our consolidated balance sheets. We received 50 repurchase requests during the six months ended June 30, 2015 and none during the six months ended June 30, 2014. We repurchased one loan during the six months ended June 30, 2015. The loan was repurchased from us by the loan originator, resulting in no loss to us. During the six months ended June 30, 2015 and 2014 we recorded repurchase provisions of $1 million and less than $1 million, respectively, that were recorded in mortgage banking and investment activities, net and MSR income (loss), net on our consolidated statements of income and did not charge-off any amounts to the reserve in either period.
Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of June 30, 2015, the FHLB-Seattle has received approximately $119 million of principal and $11 million of interest payments in respect

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, as of June 30, 2015, approximately $13 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At June 30, 2015, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 16. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three and six months ended June 30, 2015 and 2014.
Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$190,100	$(54,460)	$185,275	$(24,623)
Other comprehensive income (loss) before reclassifications	(5,080)	15,469	12,721	(5,401)
Amounts reclassified from other accumulated comprehensive income	(5,361)	26	(454)	39
Net current-period other comprehensive income (loss)	(10,441)	15,495	12,267	(5,362)
Balance at End of Period	$179,659	$(38,965)	$197,542	$(29,985)

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(In Thousands)	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges	Net unrealized gains on available-for-sale securities	Net unrealized losses on interest rate agreements accounted for as cash flow hedges
Balance at beginning of period	$186,737	$(46,049)	$164,654	$(15,888)
Other comprehensive income (loss) before reclassifications	(28)	7,026	33,229	(14,196)
Amounts reclassified from other accumulated comprehensive income	(7,050)	58	(341)	99
Net current-period other comprehensive income (loss)	(7,078)	7,084	32,888	(14,097)
Balance at End of Period	$179,659	$(38,965)	$197,542	$(29,985)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
Note 16. Equity - (continued)
The following table provides a summary of reclassifications out of accumulated other comprehensive income for three and six months ended June 30, 2015 and 2014.
Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended June 30,
(In Thousands)	Income Statement	2015	2014
Net realized gains (losses) on AFS securities
Other than temporary impairment	Mortgage banking and investment activities, net	$—	$264
Gain on sale of AFS securities	Realized gains, net	(5,361)	(718)
		$(5,361)	$(454)
Net realized gains on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$26	$39
		$26	$39

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Six Months Ended June 30,
(In Thousands)	Income Statement	2015	2014
Net realized gains (losses) on AFS securities
Other than temporary impairment	Mortgage banking and investment activities, net	$—	$377
Gain on sale of AFS securities	Realized gains, net	(7,050)	(718)
		$(7,050)	$(341)
Net realized gains on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$58	$99
		$58	$99

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
Note 16. Equity - (continued)

Earnings Per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and six months ended June 30, 2015 and 2014.
Basic and Diluted Earnings Per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2015	2014	2015	2014
Basic Earnings Per Common Share:
Net income attributable to Redwood	$27,064	$16,017	$41,865	$28,350
Less: Dividends and undistributed earnings allocated to participating securities	(642)	(537)	(1,375)	(1,239)
Net income allocated to common shareholders	$26,422	$15,480	$40,490	$27,111
Basic weighted average common shares outstanding	83,936,844	82,740,012	83,650,170	82,575,636
Basic Earnings Per Common Share	$0.31	$0.19	$0.48	$0.33

Diluted Earnings Per Common Share:
Net income attributable to Redwood	$27,064	$16,017	$41,865	$28,350
Less: Dividends and undistributed earnings allocated to participating securities	(619)	(537)	(1,375)	(1,239)
Add back: Interest expense on convertible notes for the period, net of tax	2,789	—	—	—
Net income allocated to common shareholders	$29,234	$15,480	$40,490	$27,111
Weighted average common shares outstanding	83,936,844	82,740,012	83,650,170	82,575,636
Net effect of dilutive equity awards	1,546,038	2,292,986	1,823,735	2,418,685
Net effect of assumed convertible notes conversion to common shares	9,466,859	—	—	—
Diluted weighted average common shares outstanding	94,949,741	85,032,998	85,473,905	84,994,321
Diluted Earnings Per Common Share	$0.31	$0.18	$0.47	$0.32
For the three and six months ended June 30, 2015 and 2014, we determined certain equity awards outstanding during each of these periods qualified as participating securities. We included participating securities in the calculation of basic earnings per common share as well as diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method for these shares. For the three and six months ended June 30, 2015, there were 1,546,038 and 1,823,735 of dilutive equity awards, respectively. For the three and six months ended June 30, 2014, there were 2,292,986 and 2,418,685 of dilutive equity awards, respectively. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances. For the three months ended June 30, 2015, common shares related to the assumed conversion of convertible notes totaling 9,466,859 were included in the calculation of diluted earnings per share as they were determined to be dilutive.
For the three and six months ended June 30, 2015, 11,825,450 and 21,292,309, respectively, of common shares related to the assumed conversion of the convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and six months ended June 30, 2015, the number of outstanding equity awards that were antidilutive totaled 286,075 and 299,491, respectively. For the three and six months ended June 30, 2014, the number of outstanding equity awards that were antidilutive totaled 70,508 and 271,392, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
Note 16. Equity - (continued)

Stock Repurchases
We announced a stock repurchase authorization in November 2007 for the repurchase of up to 5,000,000 common shares. This plan replaced all previous share repurchase plans and had no expiration date. During the six months ended June 30, 2015, there were no shares acquired under the plan.
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock, replacing the Board’s previous share repurchase authorization. Our share repurchase authorization does not obligate us to acquire any specific number of shares. Under this authorization, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of August 7, 2015, no shares had been acquired under this authorization.

Note 17. Equity Compensation Plans
At June 30, 2015 and December 31, 2014, 1,987,975 and 2,225,245 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $22 million at June 30, 2015, as shown in the following table.

	Six Months Ended June 30, 2015
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$1,091	$12,304	$6,874	$—	$20,269
Equity grants	2,709	5,923	—	236	8,868
Equity grant forfeitures	(387)	—	—	—	(387)
Equity compensation expense	(521)	(3,931)	(1,709)	(116)	(6,277)
Unrecognized Compensation Cost at End of Period	$2,892	$14,296	$5,165	$120	$22,473
At June 30, 2015, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock
At June 30, 2015 and December 31, 2014, there were 187,669 and 109,464 shares, respectively, of restricted stock awards outstanding. Restrictions on these shares lapse through 2019. During the six months ended June 30, 2015, there were 139,526 restricted stock awards granted, 40,643 restricted stock awards that vested and were distributed, and 20,678 restricted stock awards forfeited.
Deferred Stock Units (“DSUs”)
At June 30, 2015 and December 31, 2014, there were 2,169,028 and 2,168,824 DSUs, respectively, outstanding of which 1,235,082 and 1,287,862, respectively, had vested. There were 314,527 DSUs granted, and 314,323 DSUs distributed, and no DSUs forfeited during the six months ended June 30, 2015. Unvested DSUs at June 30, 2015 vest through 2019.
Performance Stock Units (“PSUs”)
At both June 30, 2015 and December 31, 2014, the target number of PSUs that were unvested was 761,051. PSUs do not vest until the third anniversary of their grant date, with the level of vesting at that time contingent on total stockholder return (defined as the change in our common stock price plus dividends paid on our common stock relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest during 2015 and in future years will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)
Note 17. Equity Compensation Plans - (continued)

or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.
With respect to the PSUs granted in 2011, the three-year performance period ended during the fourth quarter of 2014, resulting in the vesting of 701,440 shares of our underlying common stock. The distribution of these underlying shares of common stock occurred in May 2015, in accordance with the terms of the PSUs and our Executive Deferred Compensation Plan.
Employee Stock Purchase Plan
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of June 30, 2015 and December 31, 2014, 292,145 and 274,318 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at June 30, 2015.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 18. Mortgage Banking and Investment Activities, Net
The following table presents the components of mortgage banking and investment activities, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Residential mortgage banking activities, net:
Changes in fair value of:
Residential loans, at fair value (1)	$(2,122)	$17,575	$18,192	$24,709
Real estate securities (2)	—	(8,810)	(14,359)	(13,087)
Risk management derivatives (3)	2,752	(7,858)	(1,619)	(12,136)
Hedging allocation (2)	2,803	—	2,803	—
Other income, net (4)	1,400	435	2,035	790
Total residential mortgage banking activities, net:	4,833	1,342	7,052	276

Commercial mortgage banking activities, net:
Changes in fair value of:
Commercial loans, at fair value	987	5,714	6,844	9,340
Risk management derivatives (3)	1,463	(816)	(4,750)	(3,619)
Other fee income	164	83	227	93
Total commercial mortgage banking activities, net:	2,614	4,981	2,321	5,814

Investment activities, net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	(5,885)	—	(3,907)	—
Real estate securities	6,927	(186)	7,197	(453)
Net investments in consolidated Sequoia entities	(684)	(321)	(1,777)	(464)
Risk sharing investments	228	—	(702)	—
Risk management derivatives	429	(3,627)	(944)	(9,354)
Hedging allocation (2)	(2,803)	—	(2,803)	—
Total investment activities:	(1,788)	(4,134)	(2,936)	(10,271)
Mortgage banking and investment activities, net	$5,659	$2,189	$6,437	$(4,181)

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

(2)
In the second quarter of 2015, we transferred securities previously utilized as hedges for our mortgage banking segment to our residential investments segment and began to record a hedging allocation between our business segments. See Note 21 for further discussion.

(3)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential and commercial loans.

(4)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 19. Operating Expenses
Components of our operating expenses for the three and six months ended June 30, 2015 and 2014 are presented in the following table.
Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Fixed compensation expense	$9,286	$6,872	$18,441	$13,664
Variable compensation expense	3,578	3,243	7,569	5,974
Equity compensation expense	3,539	2,824	6,277	5,154
Total compensation expense	16,403	12,939	32,287	24,792
Systems and consulting	2,242	3,977	4,364	7,443
Accounting and legal	1,130	1,183	2,707	2,816
Office costs	1,366	1,170	2,598	2,155
Corporate costs	512	558	1,037	1,111
Other operating expenses	3,565	2,455	7,288	3,937
Total Operating Expenses	$25,218	$22,282	$50,281	$42,254

Note 20. Taxes
For the six months ended June 30, 2015 and 2014, we recognized a benefit for income taxes of $3 million and $2 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our projected annual effective rate at June 30, 2015 and 2014.
Reconciliation of Statutory Tax Rate to Effective Tax Rate

	June 30, 2015	June 30, 2014
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(15.6)%	(2.5)%
Change in valuation allowance	1.6%	1.2%
Dividends paid deduction	(34.6)%	(45.5)%
Effective Tax Rate	(7.4)%	(5.6)%
The negative effective tax rate for the six months ended June 30, 2015 and 2014, resulted from a benefit for income taxes being recorded against GAAP losses generated at our taxable REIT subsidiaries, while the consolidated income statement reported GAAP income. On a consolidated basis, GAAP income generated at the REIT, for which no material tax provision was recorded, due to the dividends paid deduction, exceeded the losses at the taxable REIT subsidiaries.
We assessed our tax positions for all open tax years (Federal - years 2011 to 2015, State - years 2010- 2015) and, at June 30, 2015 and December 31, 2014, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Prior to the second quarter of 2015, we utilized certain Sequoia interest only (IO) securities in part to serve as hedges in our residential mortgage banking segment. As such, we included these securities in the segment’s assets as well as the interest income and valuation adjustments related to the securities in the segment’s results. During the second quarter of 2015, we transferred these securities to our residential investments segment.
Additionally, beginning in the second quarter of 2015, we began to record a hedging allocation between our segments. As we currently manage our market interest rate risk on an enterprise-wide basis, we rely on certain assets to serve as natural hedges to other assets, and in some cases these assets can be in different segments. Management uses this allocation to assess the economic returns of each segment on a stand-alone basis and the allocation has no impact on our consolidated results.
This is a prospective change in how we are managing our business and allocating capital to each segment. As such, we have not conformed prior year results for our segments. Analysis of our year-over-year results are discussed in Part I, Item 2, Management’s Discussion and Analysis of Results of Operations in this quarterly report on Form 10-Q.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 21. Segment Information - (continued)

The following tables present financial information by segment for the three and six months ended June 30, 2015 and 2014.
Business Segment Financial Information

	Three Months Ended June 30, 2015
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$9,976	$34,249	$12,679	$6,469	$63,373
Interest expense	(3,298)	(2,660)	(3,497)	(13,553)	(23,008)
Net interest income (loss)	6,678	31,589	9,182	(7,084)	40,365
Reversal of provision for loan losses	—	—	261	—	261
Non-interest income
Mortgage banking and investment activities, net (1)	4,833	(1,104)	2,614	(684)	5,659
MSR income (loss), net	—	830	—	—	830
Other income	—	1,299	—	—	1,299
Realized gains, net	—	6,316	—	—	6,316
Total non-interest income, net	4,833	7,341	2,614	(684)	14,104
Direct operating expenses	(11,033)	(1,171)	(3,020)	(9,994)	(25,218)
(Provision for) benefit from income taxes	865	(3,768)	(143)	598	(2,448)
Segment Contribution	$1,343	$33,991	$8,894	$(17,164)
Net Income					$27,064

Non-cash amortization income (expense)	(44)	9,324	(78)	(995)	8,207
Hedging allocations (1)	2,803	(2,753)	—	(50)	—

	Three Months Ended June 30, 2014
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$12,438	$27,924	$11,217	$6,414	$57,993
Interest expense	(2,161)	(3,116)	(4,404)	(11,470)	(21,151)
Net interest income (loss)	10,277	24,808	6,813	(5,056)	36,842
Reversal of provision (provision) for loan losses	—	—	(289)	604	315
Non-interest income
Mortgage banking and investment activities, net	1,342	(3,788)	4,981	(346)	2,189
MSR income (loss), net	—	(1,777)	—	—	(1,777)
Other income	—	—	—	—	—
Realized gains, net	—	992	—	71	1,063
Total non-interest income, net	1,342	(4,573)	4,981	(275)	1,475
Direct operating expenses	(9,501)	(770)	(2,180)	(9,831)	(22,282)
(Provision for) benefit from income taxes	259	149	(750)	9	(333)
Segment Contribution	$2,377	$19,614	$8,575	$(14,549)
Net Income					$16,017

Non-cash amortization income (expense)	(36)	10,586	(215)	(2,073)	8,262

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 21. Segment Information - (continued)

	Six Months Ended June 30, 2015
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$25,771	$64,261	$23,593	$13,494	$127,119
Interest expense	(7,076)	(5,469)	(6,986)	(27,438)	(46,969)
Net interest income (loss)	18,695	58,792	16,607	(13,944)	80,150
Reversal of provision for loan losses	—	—	55	—	55
Non-interest income
Mortgage banking and investment activities, net (1)	7,052	(1,123)	2,321	(1,813)	6,437
MSR income (loss), net	—	(10,094)	—	—	(10,094)
Other income		2,108			2,108
Realized gains, net	—	10,622	—	—	10,622
Total non-interest income, net	7,052	1,513	2,321	(1,813)	9,073
Direct operating expenses	(21,936)	(2,289)	(6,502)	(19,554)	(50,281)
(Provision for) benefit from income taxes	872	(258)	710	1,544	2,868
Segment Contribution	$4,683	$57,758	$13,191	$(33,767)
Net Income					$41,865

Non-cash amortization income (expense)	(90)	19,162	(128)	(1,976)	16,968
Hedging allocations (1)	2,803	(2,753)	—	(50)	—

	Six Months Ended June 30, 2014
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$23,104	$55,519	$21,601	$13,245	$113,469
Interest expense	(3,482)	(5,966)	(7,708)	(23,055)	(40,211)
Net interest income (loss)	19,622	49,553	13,893	(9,810)	73,258
Provision for loan losses	—	—	(944)	(23)	(967)
Non-interest income
Mortgage banking and investment activities, net	276	(9,746)	5,814	(525)	(4,181)
MSR income (loss), net	—	(1,171)	—	—	(1,171)
Other income	—	—	—	—	—
Realized gains, net	—	1,979	—	176	2,155
Total non-interest income, net	276	(8,938)	5,814	(349)	(3,197)
Direct operating expenses	(16,595)	(1,865)	(4,806)	(18,988)	(42,254)
(Provision for) benefit from income taxes	94	1,676	(395)	135	1,510
Segment Contribution	$3,397	$40,426	$13,562	$(29,035)
Net Income					$28,350

Non-cash amortization income (expense)	(88)	21,833	(388)	(4,019)	17,338

(1)
Intersegment hedging allocation presented in the tables above is included in the mortgage banking and investment activities, net line item of the segment income statements for the three and six months ended June 30, 2015.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 21. Segment Information - (continued)

The following tables present the components of Corporate/Other for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015			2014
(In Thousands)	Legacy Consolidated VIEs	Other	Total	Legacy Consolidated VIEs	Other	Total
Interest income	$6,462	$7	$6,469	$6,411	$3	$6,414
Interest expense	(4,048)	(9,505)	(13,553)	(5,240)	(6,230)	(11,470)
Net interest income (loss)	2,414	(9,498)	(7,084)	1,171	(6,227)	(5,056)
Reversal of provision for loan losses	—	—	—	604	—	604
Non-interest income
Mortgage banking and investment activities, net	(684)	—	(684)	(321)	(25)	(346)
MSR income (loss), net	—	—	—	—	—	—
Realized gains, net	—	—	—	71	—	71
Total non-interest income, net	(684)	—	(684)	(250)	(25)	(275)
Direct operating expenses	—	(9,994)	(9,994)	(42)	(9,789)	(9,831)
Benefit from income taxes	—	598	598	—	9	9
Total	$1,730	$(18,894)	$(17,164)	$1,483	$(16,032)	$(14,549)

	Six Months Ended June 30,
	2015			2014
(In Thousands)	Legacy Consolidated VIEs	Other	Total	Legacy Consolidated VIEs	Other	Total
Interest income	$13,480	$14	$13,494	$13,240	$5	$13,245
Interest expense	(8,530)	(18,908)	(27,438)	(10,699)	(12,356)	(23,055)
Net interest income (loss)	4,950	(18,894)	(13,944)	2,541	(12,351)	(9,810)
Provision for loan losses	—	—	—	(23)	—	(23)
Non-interest income
Mortgage banking and investment activities, net	(1,777)	(36)	(1,813)	(464)	(61)	(525)
MSR income (loss), net	—	—	—	—	—	—
Realized gains, net	—	—	—	176	—	176
Total non-interest income, net	(1,777)	(36)	(1,813)	(288)	(61)	(349)
Direct operating expenses	—	(19,554)	(19,554)	(94)	(18,894)	(18,988)
Benefit from income taxes	—	1,544	1,544	—	135	135
Total	$3,173	$(36,940)	$(33,767)	$2,136	$(31,171)	$(29,035)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 21. Segment Information - (continued)

The following table presents supplemental information by segment at June 30, 2015 and December 31, 2014.
Supplemental Disclosures

(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
June 30, 2015
Residential loans	$892,081	$1,157,285	$—	$1,237,114	$3,286,480
Commercial loans	—	—	551,331	—	551,331
Real estate securities	—	1,157,599	—	—	1,157,599
Mortgage servicing rights	—	168,462	—	—	168,462
Total assets	938,720	2,559,481	560,956	1,536,727	5,595,884

December 31, 2014
Residential loans	$1,342,519	$581,668	$—	$1,474,386	$3,398,573
Commercial loans	—	—	566,927	—	566,927
Real estate securities	93,802	1,285,428	—	—	1,379,230
Mortgage servicing rights	—	139,293	—	—	139,293
Total assets	1,468,856	2,057,256	575,943	1,816,911	5,918,966

Note 22. Subsequent Events
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock, replacing the Board’s previous share repurchase authorization. Our share repurchase authorization does not obligate us to acquire any specific number of shares. Under this authorization, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of August 7, 2015, no shares had been purchased under this authorization.

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
Cautionary Statement
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency of private label securitization as a form of mortgage financing; (ii) statements related to our expectations regarding market conditions and interest rate volatility during the remainder of 2015; (iii) statements related to our residential mortgage banking activities, including our expectations to purchase $5.5 - $7 billion of jumbo loans and $6 - $7 billion of conforming loans, with average loan sale profit margins within our long-term target range of 25 to 50 basis points, and our expectations with respect to the expansion of the MPF Direct initiative with FHLB-member banks; (iv) statements we make regarding additional opportunities to participate in risk-sharing transactions with the GSEs; (v) statements we make regarding the outlook for our commercial business, including statements regarding our pipeline of senior loans (loans closed or under application) at June 30, 2015 and at July 31, 2015, our expectation to originate $1.0 - $1.25 billion of senior commercial loans in 2015 at margins in line with our 1.5% goal, our expectations regarding industry-wide origination volumes over the next two-to-three years, and our intentions to expand our commercial platform; (vi) statements relating to sources and uses of capital, including our belief that capital is available to us through our normal portfolio activities, our expectation that an increase in the borrowing capacity of our FHLB-member subsidiary should allow for a significant increase in the portfolio of residential loans our subsidiary holds for long-term investment and statements related to our share repurchase authorization; (vii) statements regarding our expectations regarding financial and operating results for the remainder of 2015, including expectations regarding operating expenses, and our expectations regarding the long-term investment returns on our MSR investments and residential loans held-for-investment, (viii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the second quarter of 2015 and at June 30, 2015, and statements relating to expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (ix) statements relating to our estimate of our available capital (including that we estimate our available capital at June 30, 2015 to be approximately $150 million); (x) statements we make regarding our dividend policy, including our intention to pay a regular dividend of $0.28 per share per quarter in 2015; and (xi) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $30 million of tax credit losses on residential securities we currently own to be realized over an estimated three- to five-year period).
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
OVERVIEW
Business Update
Market Conditions and Impact of Interest Rate Volatility
The second quarter had a positive start with credit spreads tightening, whole loan prices firming, and interest rate volatility calming down. By June, we encountered an almost systemic reversal of these conditions in response to the financial dislocations in Greece and China. The 10-year Treasury yield ranged from a low of 1.87% to a high of 2.48%, before closing at 2.35% on June 30th, an increase of 43 basis points from March 31st.
As we discussed last quarter, heightened interest rate volatility poses challenges to us on several fronts. When volatility is high, whole loan buyers and RMBS investors typically demand a higher yield (i.e., lower prices) to account for greater uncertainty and liquidity risk. Higher volatility also negatively impacts our interest rate sensitive investments, particularly our mortgage servicing rights (MSRs) and interest-only (IO) securities. Additionally, the more rates fluctuate, the more expensive it becomes to hedge as we must continually add or remove hedge positions. Thus, while our earnings improved from the first quarter of 2015, interest rate volatility negatively impacted our bottom-line results.
The start of the third quarter of 2015 has thus far been similar to the calmer rate environment we saw back in April 2015, a positive sign for our businesses. But we are still expecting varying levels of volatility for the remainder of the year. With that in mind, we are continuing to refine our hedging and portfolio strategies with the goal of reducing our overall sensitivity to interest rate volatility.

Residential
In addition to improvements in our residential operating results, we made meaningful progress in several longer-term strategic areas during the second quarter and in July 2015:

•
In July, we entered into a risk-sharing arrangement with Freddie Mac. Under this arrangement Redwood, through a special-purpose entity, commits to absorb the first 1% of credit losses on up to $1 billion of new conforming loans we expect to deliver to Freddie Mac during the third quarter of 2015. Through this risk-sharing arrangement, we create attractive credit investments for Redwood which, in concept, are similar to investing in the subordinate RMBS we retain through our Sequoia securitization transactions. This transaction follows on the risk-sharing transaction we entered into with Fannie Mae last year, making Redwood the first to execute proprietary risk sharing arrangements with both GSEs.

These risk-sharing transactions represent important examples of the GSEs’ capabilities to share credit risk with private capital participants in the mortgage market through various forms of transactions, consistent with the goals set for the GSEs by their regulator, the FHFA. Risk-sharing arrangements like these also further the alignment of interests between Redwood and the GSEs in the credit performance of loans, while providing added liquidity to the mortgage market. Redwood continues in its efforts to execute additional risk-sharing transactions with the GSEs.

•
We also completed two jumbo Sequoia securitizations during the second quarter. Although RMBS spreads remain volatile, we continue to believe that private-label securitization will play a key role in housing finance over the long-term and plan to remain an active participant and leader in this market. We continue to introduce new enhancements into our Sequoia transactions, with the goal of attracting more institutional investors and increasing liquidity for triple-A rated RMBS.

•
Finally, we continued making progress with the MPF DirectTM initiative we have with the FHLB-Chicago, adding MPF DirectTM loan sellers in the FHLB-Chicago district and beginning to add sellers in the FHLB-Boston district. In addition, four other FHLB districts received regulatory approval to offer the MPF DirectTM product to their members. Although production from this channel grew incrementally, it is not yet substantial. Over the coming months, we expect that the rollout of the initiative to additional FHLB districts, coupled with the recently announced increase in the loan size limit for MPF DirectTM from $729,500 to $1.5 million, will accelerate the pace of adding new MPF DirectTM loan sellers and result in more substantial volumes towards the end of 2015.

Through July 31, 2015, we had purchased $3.0 billion of jumbo loans and $3.2 billion of conforming loans since the start of 2015. At the beginning of the year, we stated that we expected to purchase $7 billion of jumbo loans and $8 billion of conforming loans in 2015, but noted that our focus would be on achieving these volumes while also maintaining margins consistent with our long-term target range of 25-to-50 basis points. Based on our progress to date, we believe that for the full year 2015 we are on track to purchase $5.5 - $7 billion of jumbo loans and $6 - $7 billion of conforming loans, with average margins within the target range noted above. Again, a key determinant to our overall production volumes for the full year will be where we can price loans in order to distribute them while achieving our target returns.
Commercial
During the second quarter, our commercial results improved compared to our results from the prior, and seasonally slower, first quarter. However, interest rate volatility and lender overcapacity contributed to a more aggressive lending environment and loan sale margins that fell short of our expectations. While many lenders continue to build out infrastructure in anticipation of a significant wave of refinance demand beginning in the second half of 2015, overall industry originations to date have remained at a pace more consistent with last year, resulting in increased competition among lenders. Additionally, the CMBS market continues to face liquidity challenges stemming from a limited group of active subordinate CMBS “B-piece” buyers.
As of July 31, 2015, our pipeline of senior loans (loans closed or under application) was $246 million, and we had originated a total of $440 million of senior loans since the start of 2015. At the beginning of the year, we stated that we were focused on achieving originations of $1.5 billion of senior CMBS loans during 2015, at an average 1.5% margin. While our originations are up slightly compared to where they were a year ago and we expect the second half of this year to look much like the second half of last year when we completed the bulk of our 2014 origination activity, we are lowering our expectations for 2015 from the $1.5 billion target we set at the beginning of the year to $1.0 - $1.25 billion. We expect margins in the second half of the year to be in line with our 1.5% goal.
Looking further out on the horizon, origination volumes are expected to grow considerably over the next two-to-three years to the extent the much talked about refinancing wave arrives. We believe our platform is well positioned and prepared for this opportunity, having originated over $460 million of mezzanine loans for our own portfolio and contributed $2.2 billion of senior loans to CMBS conduits since we initiated this business in 2010. Our loans have performed well to date, and we believe our platform is highly regarded by potential borrowers. We intend to add more talent, offer more lending solutions to borrowers, and diversify our financing sources, so that we can build towards a more robust platform that is sustainable for the longer-term, across market cycles.

Available Capital and Share Repurchase Authorization
Through the second quarter of 2015, our liquidity remained strong and at June 30, 2015, we had approximately $150 million of capital readily available to make new investments. We also believe there is additional capital available to us through our normal portfolio activities. In July, our captive insurance subsidiary, which is a member of the FHLB-Chicago, received approval from the FHLB-Chicago for an increase in its uncommitted borrowing capacity with the FHLB-Chicago to $1.4 billion. This increase represents an additional $400 million in uncommitted borrowing capacity, which should allow for a significant increase in the portfolio of residential loans our subsidiary holds for long-term investment.
In early August 2015, Redwood’s Board of Directors authorized the purchase of shares of Redwood common stock in an amount up to $100 million. This Board authorization updates and replaces the previous Board-authorized stock purchase authorization under which Redwood had remaining authority to purchase up to four million shares. Consistent with our past practice, if we believe Redwood shares are trading at attractive levels relative to other uses of capital, we have the willingness and capacity to invest in our own shares.
Closing
We have built both our residential and commercial businesses with a disciplined credit philosophy and a principal investor’s mentality, the same approach we have applied throughout our history. Nevertheless, history has shown that in the cyclical mortgage markets, growth has rarely occurred in a straight line. As we navigate through this most recent wave of market volatility, we continue to believe that our residential and commercial loan platforms are well positioned to capitalize on the evolution of mortgage finance, and to provide us with steady sources of attractive investments and fee generating opportunities. Further, we believe our strong liquidity and capital position provides us the flexibility to continue creating new investments through these platforms when other investment opportunities seem scarce.

Financial and Operational Overview – Second Quarter of 2015
Following is a summary of our key financial and operational results for the second quarter of 2015.

•
We earned $0.31 per share for the second quarter of 2015, as compared to $0.16 per share for the first quarter of 2015. GAAP earnings increased from the prior quarter primarily due to higher margins on residential jumbo loans and commercial loans, and an increase in the value of our MSR portfolio as a result of higher benchmark interest rates.

•	Our GAAP book value at June 30, 2015, was $14.96 per share, as compared to $15.01 per share at March 31, 2015.

•
We deployed $92 million of capital in the second quarter toward new investments, and $225 million year to date. Over two-thirds of the capital deployed year to date was into investments created through our residential and commercial mortgage-banking operations.

•	We sold $177 million of predominantly lower yielding RMBS during the second quarter. These sales freed up approximately $57 million of capital for reinvestment.

•
Our combined residential jumbo and conforming loan purchase volume was $2.8 billion for the second quarter, an increase of 15% from the first quarter of 2015. At June 30, 2015, our pipeline of residential loans identified for purchase was $1.6 billion and included $1.2 billion of jumbo loans and $0.5 billion of conforming loans, unadjusted for fallout expectations.

•
We completed two Sequoia securitizations totaling $712 million during the second quarter (SEMT 2015-2 and SEMT 2015-3), and created $16 million of new investments for our portfolio, including $10 million of subordinate securities and $6 million of MSRs. In addition, we sold $708 million of jumbo loans to third parties during the second quarter.

•
At June 30, 2015, we had 212 loan sellers, up from 180 at the end of the first quarter. The majority of the increase was from the addition of 21 MPF Direct sellers from the Chicago and Boston FHLB districts.

•
We originated $258 million of senior commercial loans during the second quarter, and $350 million year to date. At July 31, 2015, our pipeline of senior loans (loans closed or under application) we expect to sell into third-party CMBS transactions was $246 million.

Book Value per Share
At June 30, 2015 our GAAP book value was $1.3 billion, or $14.96 per share, a decrease from $15.01 per share at March 31, 2015. The following table sets forth the changes in our GAAP book value per share for the three months ended June 30, 2015.
Table 1 – Changes in Book Value per Share

Three Months Ended
(In Dollars, per share basis)	June 30, 2015
Beginning book value	$15.01
Net income	0.31
Change in unrealized gains on securities, net
Mezzanine RMBS used for hedging	(0.06)
Other securities	(0.06)
Total change in unrealized gains on securities, net	(0.12)
Other, net	0.05
Dividends	(0.28)
Equity award distributions	(0.19)
Changes in derivatives used to hedge long-term debt	0.18
Ending Book Value per Share	$14.96
During the second quarter, our GAAP book value per share declined $0.05 to $14.96. Although earnings exceeded our dividend payment, annual equity award distributions - which have historically occurred in May of each year - reduced book value per share. The decline was mostly offset by an increase in the value of derivatives designated as hedges of our long-term debt.
Included in our book value per share was $6 million, or $0.06 per share, of negative market valuation adjustments on mezzanine RMBS used in part for hedging our enterprise-wide exposure to changes in interest rates. These securities, which are classified as available-for-sale, had an aggregate market value of $257 million at June 30, 2015. Unlike most of our assets and derivatives that we use to manage our interest rate exposure, market valuation adjustments on these investments are not recorded to our income statement based on the accounting elections we apply.
Quarterly Investment Activity
The following table details our capital invested for the three and six months ended June 30, 2015.
Table 2 – Investment Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2015	June 30, 2015
Residential
Sequoia RMBS	$10,155	16,431
Third-party RMBS	21,583	48,245
Less: Short-term debt/Other liabilities	(11,205)	(19,708)
Total RMBS	20,533	44,968
Loans held-for-investment, net - FHLBC(1)	36,767	118,971
MSR investments	32,463	51,217
Total residential	89,763	215,156
Commercial
Mezzanine loans	1,750	9,350
Capital Invested	$91,513	224,506

(1)	Includes loans transferred to our FHLBC member subsidiary and FHLBC stock acquired, less secured borrowings.

Net of financing, we deployed $92 million of capital in the second quarter, and $225 million through the first six months of 2015. Notable investments in the second quarter included $37 million invested in $215 million of loans held by our FHLB-member subsidiary, $32 million of investments in MSRs, and $10 million of investments in retained subordinate securities created from the Sequoia securitizations we completed during the second quarter. Our second quarter capital investments were partially offset by the sale of $177 million of predominately subordinate mezzanine and IO securities. After the repayment of associated short-term debt, these sales freed up approximately $57 million of capital for reinvestment during the second quarter of 2015. A portion of the proceeds from these security sales was used to fund our investment in residential loans held-for-investment, which we expect in aggregate to generate a higher return on capital than the securities we sold.
Our combined residential and commercial investment portfolios increased by $57 million during the second quarter to $2.9 billion at June 30, 2015, and included $1.2 billion of securities, $1.2 billion of loans held-for-investment, $168 million of MSR investments, and $385 million of commercial loans.
Following the end of the second quarter and through July 31, 2015, we invested $19 million of capital, including $1 million in third party securities, $5 million in MSR investments, $2 million in risk-sharing investments, and $11 million in commercial mezzanine loans.
Capital and Liquidity
Our total capital was $1.9 billion at June 30, 2015, and included $1.3 billion of equity capital and $0.6 billion of the total $1.6 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $205 million of exchangeable debt due in 2019.
At June 30, 2015, we held $226 million in cash, and our available capital (defined as the approximate amount of capital we had readily available for long-term investments) was approximately $150 million. This amount excludes cash flow we expect to receive in future quarters from investments and cash proceeds that we could generate from the sale of non-core investments such as our mezzanine RMBS securities.
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock, replacing the Board’s previous share repurchase authorization. Our share repurchase authorization does not obligate us to acquire any specific number of shares. Under this authorization, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Like other investments we may make, any repurchases of our common stock under this authorization would reduce our available capital described above.
During July of 2015, the FHLBC approved an increase to our FHLB-member subsidiary’s uncommitted borrowing capacity with the FHLBC to $1.4 billion. Our FHLB-member subsidiary borrowed an additional $31 million of long-term debt from the FHLBC during the second quarter, which increased total long-term debt associated with FHLBC borrowings to $882 million at June 30, 2015.

RESULTS OF OPERATIONS
In the second quarter of 2015, we modified the presentation of our income statement to more clearly present the offsetting impact of volatile interest rates throughout our business. These modifications exclusively impact the "Non-interest income" portion of our income statement. Additional information on these changes is provided in Note 2 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Throughout this section we provide additional analysis on how these changes impacted the presentation of our financial results in the current periods and how they are comparable to prior periods.
Within this Results of Operations section, we provide commentary that compares results year-over-year for the second quarter and first half of 2015 and 2014. Most tables include a "Change" column that shows the amount by which the results from 2015 exceed or are less than the results from 2014. References in this section to changes (increases or decreases) during the "three month period" or "six month period" refer to these two periods unless otherwise specified.
The following table presents the components of our GAAP net income for the three and six months ended June 30, 2015 and 2014.
Table 3 – Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, Except per Share Data)	2015	2014	Change	2015	2014	Change
Net Interest Income	$40,365	$36,842	$3,523	$80,150	$73,258	$6,892
Reversal of (provision for) loan losses	261	315	(54)	55	(967)	1,022
Net Interest Income After Provision	40,626	37,157	3,469	80,205	72,291	7,914
Non-interest Income
Mortgage banking and investment activities, net	5,659	2,189	3,470	6,437	(4,181)	10,618
MSR income (loss), net	830	(1,777)	2,607	(10,094)	(1,171)	(8,923)
Other income	1,299	—	1,299	2,108	—	2,108
Realized gains, net	6,316	1,063	5,253	10,622	2,155	8,467
Total non-interest income (loss)	14,104	1,475	12,629	9,073	(3,197)	12,270
Operating expenses	(25,218)	(22,282)	(2,936)	(50,281)	(42,254)	(8,027)
Net income before income taxes	29,512	16,350	13,162	38,997	26,840	12,157
(Provision for) benefit from income taxes	(2,448)	(333)	(2,115)	2,868	1,510	1,358
Net Income	$27,064	$16,017	$11,047	$41,865	$28,350	$13,515
Diluted earnings per common share	$0.31	$0.18	$0.13	$0.47	$0.32	$0.15
Net Interest Income
The increase in net interest income in both the three and six month periods was primarily due to a significant increase in our investments in residential loans held-for-investment and financed with the FHLBC that we began to invest in during the third quarter of 2014. In addition, higher average balances of both residential and commercial loans held-for-sale in 2015 contributed to the increase. These increases were partially offset by a decline in average balances of securities, as sales and principal pay downs outpaced acquisitions for this portfolio. During the first six months of 2015, we continued to sell Sequoia mezzanine and IO securities in order to redeploy capital. In addition, we recorded a full period of interest expense in 2015 from our exchangeable debt issued in the fourth quarter of 2014. Additional detail on changes in net interest income is provided in the “Net Interest Income” section that follows.
Provision for Loan Losses
During the three and six months ended June 30, 2015, our provision for loan losses related entirely to our commercial loan investments. As a result of the adoption of ASU 2014-13 on January 1, 2015, we no longer have a provision for loan losses on residential loans held-for-investment at consolidated Sequoia entities as these loans are now carried at fair value. Additional information on the adoption of ASU 2014-13 is provided in the “Results of Consolidated Sequoia Entities” section that follows. The reversal of provision during 2015 primarily resulted from repayments of commercial loans.

Mortgage Banking and Investment Activities, net
Income from mortgage banking and investment activities, net includes results from both our residential and commercial mortgage banking operations as well as income from market valuation changes on our investments that are carried at fair value, including trading securities, residential loans held-for-investment, and related derivatives.
In the second quarter of 2015, we began to identify specific derivatives used to hedge our MSRs and present changes in the value of those derivatives in the "MSR income (loss), net" line item of our income statement. In periods prior to the second quarter of 2015, we did not have specific derivatives that were identified for hedging MSRs, and rather managed our overall exposure to interest rate volatility on an enterprise-wide basis. As such, the changes in value of assets and derivatives effectively used to hedge our MSRs in prior periods are presented in the "Mortgage banking and investment activities, net" line item in those periods. A more detailed analysis of the changes in this line item by business segment is included in the “Results of Operations by Segment” section that follows.
On a consolidated basis, increases in both the three and six month periods are primarily attributable to increases in loan acquisition volume resulting from higher mortgage banking income from our residential mortgage banking operations during 2015 as well as smaller losses from changes in the value of investments and associated derivatives in our residential investments segment during 2015. These increases were partially offset by lower profit margins from commercial mortgage banking activities during 2015.
MSR Income (Loss), net
MSR income (loss), net is comprised of the net fee income we earn from our MSR investments, changes in their market value and, beginning of the second quarter of 2015, changes in the market value of derivatives used to hedge our exposure to interest rate risk from our MSR investments.
MSR income of $1 million in the second quarter of 2015 reflected our total income from MSRs during the period, including the effect of hedges. In aggregate, we currently expect our MSR investments to generate an investment return of 7% - 9% on an annualized basis, or approximately $3 million to $4 million per quarter, based on our portfolio held at June 30, 2015. While MSR valuations improved during the second quarter due to higher benchmark interest rates, the high level of interest rate volatility increased our cost to hedge this exposure. The resulting hedging expense for the second quarter reduced our MSR return below our long-term expectation.
MSR income for the first six months of 2015 does not include the effect of hedges during the first quarter of 2015, as we hedged these investments on an enterprise-wide basis prior to the second quarter of 2015 and did not have specific derivatives to allocate to the MSRs during that period. The loss during the first six months of 2015 primarily reflects the negative change in market value of our MSRs during the first quarter of 2015, resulting from the decrease in market interest rates during that period. The offsetting increase in the value of assets and derivatives that effectively served as hedges to the MSRs during the first quarter of 2015 is presented in mortgage banking and investment activities, net.
Decreases in market interest rates during the three and six months ended June 30, 2014, resulted in market valuation decreases that exceeded servicing fee income, causing a net MSR loss during those periods. Additional detail on our investment in MSRs is included in the Residential Investments portion of the “Results of Operations by Segment” section that follows.
Realized Gains, Net
During the first six months of 2015, we realized gains primarily from the sale of $201 million of AFS mezzanine securities. We expect to continue to sell mezzanine and IO securities during the remainder of the year as part of our strategy to redeploy capital into other investments with higher risk adjusted returns. For additional detail on realized gains, see the Residential Investments portion of the “Results of Operations by Segment” section that follows.
Operating Expenses
The increase in operating expenses in both the three and six month periods was primarily due to an increase in compensation expenses as we added headcount to accommodate growth at our residential mortgage banking operations during the last 12 months. At June 30, 2015 we had 233 employees, as compared to 171 employees at June 30, 2014. We do not currently anticipate significant changes to operating expenses in the second half of 2015.
Other Income
Other income in 2015 was primarily comprised of income from cash payments received under our risk sharing arrangement with Fannie Mae as well as the amortization of our guarantee liability associated with this transaction.
(Provision for) Benefit From Income Taxes
Our income taxes mostly result from activity at our taxable REIT subsidiaries, which primarily includes our residential and commercial mortgage banking activities and MSR investments. The benefit from income taxes in the first half of 2015 and 2014 resulted from GAAP losses generated at our taxable REIT subsidiaries during those periods. For additional detail on income taxes, see the “Taxable Income” section that follows.

Net Interest Income
The following tables present the components of net interest income for the three and six months ended June 30, 2015 and 2014.
Table 4 – Net Interest Income

	Three Months Ended June 30,
	2015			2014
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$9,976	$1,080,448	3.7%	$7,190	$739,934	3.9%
Residential loans - HFI at Redwood (2)	9,370	1,017,835	3.7%	—	—	—%
Residential loans - HFI at Sequoia (2)	6,462	1,259,924	2.1%	6,411	1,642,410	1.6%
Commercial loans - held-for-sale	1,248	107,025	4.7%	832	75,449	4.4%
Commercial loans - held-for-investment (3)	11,431	400,716	11.4%	10,385	413,381	10.0%
Trading securities	4,615	116,404	15.9%	6,122	190,435	12.9%
Available-for-sale securities	20,224	904,584	8.9%	27,048	1,471,159	7.4%
Other interest income	47	222,362	0.1%	5	131,557	—%
Total interest income	63,373	5,109,298	5.0%	57,993	4,664,325	5.0%
Interest Expense
Short-term debt	(6,527)	1,380,965	(1.9)%	(5,142)	1,329,568	(1.5)%
ABS issued - Redwood	(1,597)	99,552	(6.4)%	(2,943)	216,017	(5.4)%
ABS issued - Sequoia (2)	(4,048)	1,195,749	(1.4)%	(5,240)	1,577,888	(1.3)%
Long-term debt - FHLBC	(598)	870,761	(0.3)%	—	—	—%
Long-term debt - other	(10,238)	687,600	(6.0)%	(7,826)	531,136	(5.9)%
Total interest expense	(23,008)	4,234,627	(2.2)%	(21,151)	3,654,609	(2.3)%
Net Interest Income	$40,365			$36,842

	Six Months Ended June 30,
	2015			2014
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$21,445	$1,185,716	3.6%	$13,019	$629,606	4.1%
Residential loans - HFI at Redwood (2)	15,892	843,657	3.8%	—	—	—%
Residential loans - HFI at Sequoia (2)	13,480	1,310,984	2.1%	13,240	1,676,734	1.6%
Commercial loans - held-for-sale	2,434	122,415	4.0%	1,846	71,829	5.1%
Commercial loans - held-for-investment (3)	21,159	404,080	10.5%	19,756	388,991	10.2%
Trading securities	9,871	113,920	17.3%	11,855	161,452	14.7%
Available-for-sale securities	42,743	980,886	8.7%	53,745	1,434,200	7.5%
Other interest income	95	227,440	0.1%	8	145,247	—%
Total interest income	127,119	5,189,098	4.9%	113,469	4,508,059	5.0%
Interest Expense
Short-term debt	(13,751)	1,484,993	(1.9)%	(8,969)	1,168,851	(1.5)%
ABS issued - Redwood	(3,317)	108,700	(6.1)%	(5,925)	223,055	(5.3)%
ABS issued - Sequoia (2)	(8,530)	1,245,524	(1.4)%	(10,699)	1,611,073	(1.3)%
Long-term debt - FHLBC	(1,002)	716,309	(0.3)%	—	—	—%
Long-term debt - other	(20,369)	686,542	(5.9)%	(14,618)	505,889	(5.8)%
Total interest expense	(46,969)	4,242,069	(2.2)%	(40,211)	3,508,868	(2.3)%
Net Interest Income	$80,150			$73,258

Notes to Tables

(1)
Average balances for residential and commercial loans held-for-sale, residential loans held-for-investment, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost except for ABS issued-Sequoia, which are based upon fair value.

(2)
Interest income from residential loans held-for-investment (HFI) at Redwood exclude loans held-for-investment at consolidated Sequoia entities. Interest income from residential loans-HFI at Sequoia and the interest expense from ABS issued - Sequoia represent activity from our consolidated Sequoia entities.

(3)
Excluding A-notes sold, but accounted for as secured borrowings, the yield on commercial loans held-for-investment was 11.4% and 10.0% for the three months ended June 30, 2015 and 2014, respectively, and 10.5% and 10.2% for the six months ended June 30, 2015 and 2014, respectively.

The following table presents the components of net interest income for the three and six months ended June 30, 2015 and 2014.
Table 5– Net Interest Income by Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Net interest income by Segment
Residential Mortgage Banking	$6,678	$10,277	$(3,599)	$18,695	$19,622	$(927)
Residential Investments	31,589	24,808	6,781	58,792	49,553	9,239
Commercial Mortgage Banking and Investments	9,182	6,813	2,369	16,607	13,893	2,714
Corporate/Other	(7,084)	(5,056)	(2,028)	(13,944)	(9,810)	(4,134)
Net Interest Income	$40,365	$36,842	$3,523	$80,150	$73,258	$6,892
Analysis of Changes in Net Interest Income
The decreases in net interest income from our residential mortgage banking segment in both the three and six month periods primarily resulted from lower average balances of Sequoia IO securities during 2015. During the second quarter of 2015, we transferred our Sequoia IO securities to our residential investment portfolio. These securities generated $5 million and $10 million of interest income for the three and six months ended June 30, 2014, respectively. These decreases were partially offset by higher average balances of loans held for sale during 2015, relative to the same periods in 2014.
The increases in net interest income from our residential investments segment in both the three and six month periods primarily resulted from increases in interest income resulting from higher balances of residential loans held-for-investment and financed with FHLBC borrowings during 2015, as well as income from the transfer of Sequoia IO securities into this segment in the second quarter of 2015. These securities generated $3 million of net interest income during the second quarter of 2015. This increase was partially offset by lower average balances of securities as sales and paydowns outpaced new security investments.
The increases in net interest income from our commercial mortgage banking and investments segment in both the three and six month periods primarily resulted from higher average balances of commercial loans held-for-sale during 2015, as well as $2 million from non-recurring yield maintenance payments received in the second quarter of 2015 from loan repayments.
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.
The Corporate/Other line item includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Sequoia entities. Interest expense from long-term debt not directly allocated to our segments (Long-term debt -other in the tables above) increased in both the three and six month periods due to the exchangeable debt issued by a taxable subsidiary of ours in November 2014. Details regarding consolidated Sequoia entities are included in the "Results from Consolidated Sequoia Entities" section that follows.

The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at June 30, 2015.
Table 6 – Interest Expense — Specific Borrowing Costs

June 30, 2015	Residential Loans Held-for-Sale	Commercial Loans Held-for-Sale	Commercial Loans Held-for-Investment	Residential Securities
Asset yield	3.78%	4.89%	10.49%	7.17%
Short-term debt yield	1.73%	2.44%	5.19%	1.43%
Net spread	2.05%	2.45%	5.30%	5.74%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred Under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.
Results of Operations by Segment
The following is a discussion of the results of operations for our three business segments for the three and six months ended June 30, 2015 and 2014. For additional information on our segments, refer to Note 21 in Part I, Item I of this Quarterly Report on Form 10‑Q.
Residential Mortgage Banking Segment
The following table presents the components of segment contribution for the residential mortgage banking segment for the three and six months ended June 30, 2015 and 2014.
Table 7 – Residential Mortgage Banking Segment Contribution

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Interest income
Loans	$9,976	$7,191	$2,785	$21,442	$13,020	$8,422
Sequoia securities (1)	—	5,247	(5,247)	4,329	10,084	(5,755)
Total interest income	9,976	12,438	(2,462)	25,771	23,104	2,667
Interest expense	(3,298)	(2,161)	(1,137)	(7,076)	(3,482)	(3,594)
Net interest income	6,678	10,277	(3,599)	18,695	19,622	(927)
Mortgage banking activities, net	4,833	1,342	3,491	7,052	276	6,776
Direct operating expenses	(11,033)	(9,501)	(1,532)	(21,936)	(16,595)	(5,341)
Segment contribution before income taxes	478	2,118	(1,640)	3,811	3,303	508
Benefit from income taxes	865	259	606	872	94	778
Segment Contribution	$1,343	$2,377	$(1,034)	$4,683	$3,397	$1,286

(1)
Effective April 1, 2015, we permanently transferred all securities (primarily consisting of Sequoia IO securities) held in our Residential Mortgage Banking segment into our Residential Investments segment.

The following tables provide the activity of unsecuritized residential loans during the three and six months ended June 30, 2015 and 2014.
Table 8 – Residential Loans Held-for-Sale — Activity

	Three Months Ended
	June 30, 2015			June 30, 2014
(In Thousands)	Jumbo	Conforming	Total	Jumbo	Conforming	Total
Balance at beginning of period	$894,016	$200,869	$1,094,885	$625,186	$149,750	$774,936
Acquisitions	1,406,987	1,440,148	2,847,135	923,214	867,695	1,790,909
Sales	(1,419,891)	(1,396,252)	(2,816,143)	(709,967)	(756,989)	(1,466,956)
Transfers between portfolios (1)	(215,826)	—	(215,826)	—	—	—
Principal repayments	(14,369)	(425)	(14,794)	(4,643)	(362)	(5,005)
Changes in fair value, net	(6,993)	3,817	(3,176)	14,412	(419)	13,993
Balance at End of Period	$643,924	$248,157	$892,081	$848,202	$259,675	$1,107,877

	Six Months Ended
	June 30, 2015			June 30, 2014
(In Thousands)	Jumbo	Conforming	Total	Jumbo	Conforming	Total
Balance at beginning of period	$1,097,805	$244,716	$1,342,521	$392,765	$11,502	$404,267
Acquisitions	2,519,480	2,805,299	5,324,779	1,717,245	1,166,635	2,883,880
Sales	(2,277,749)	(2,803,793)	(5,081,542)	(1,272,004)	(917,354)	(2,189,358)
Transfers between portfolios (1)	(663,666)	—	(663,666)	—	—	—
Principal repayments	(28,301)	(592)	(28,893)	(11,665)	(367)	(12,032)
Changes in fair value, net	(3,645)	2,527	(1,118)	21,861	(741)	21,120
Balance at End of Period	$643,924	$248,157	$892,081	$848,202	$259,675	$1,107,877

(1)
During the three months ended June 30, 2015, we transferred loans with a fair value of $216 million from held-for-sale to held-for-investment and moved these loans into our Residential Investments segment. During the six months ended June 30, 2015, we transferred loans with a fair value of $664 million from held-for-sale to held-for-investment and moved these loans into our Residential Investments segment.

The following table provides the activity of our retained Sequoia IO securities for the three and six months ended June 30, 2015 and 2014.
Table 9 – Sequoia Securities Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Beginning fair value	$65,809	$106,228	$93,802	$110,505
Transfers (1)	(65,809)	—	(65,809)	—
Acquisitions	—	69,563	—	69,563
Sales	—	(4,960)	(13,588)	(4,960)
Effect of principal payments	—	(2,725)	(98)	(2,725)
Change in fair value, net	—	(8,795)	(14,307)	(13,072)
Ending Fair Value	$—	$159,311	$—	$159,311

(1)	Effective April 1, 2015, we permanently transferred all securities (primarily consisting of Sequoia IOs) held in our Residential Mortgage Banking segment into our Residential Investments segment.

Overview
During the second quarter of 2015, we purchased $2.85 billion of prime residential jumbo and conforming loans, sold $1.4 billion of conforming loans to Fannie Mae and Freddie Mac (the "Agencies"), and sold $708 million of jumbo loans to third parties. In addition, we securitized $712 million of jumbo loans as part of two Sequoia securitizations that settled during the second quarter. In association with these sales and securitizations, during the second quarter of 2015, we retained $10 million of Sequoia subordinate securities and $21 million of MSR investments. We also transferred $216 million of loans to our residential investments segment with the intent to finance them with borrowings from the FHLBC. Our pipeline of loans identified for purchase at June 30, 2015, included $1.16 billion of jumbo loans and $483 million of conforming loans (unadjusted for expected fallout).

During the three month period, the decrease in segment contribution from residential mortgage banking primarily resulted from the transfer of Sequoia securities during the second quarter of 2015 (noted in the tables above), which reduced net interest income. Also contributing to the decrease in segment contribution was an increase in direct operating expenses, primarily resulting from higher personnel costs as we increased our internal and external resources during the past 12 months to manage the increase in loan acquisition volume during that time. Partially offsetting these declines was an increase in income from mortgage banking activities, net resulting from a combination of an increase in loan acquisition volume and related gain on sale margins during the second quarter of 2015.

During the six month period, the increase in segment contribution from residential mortgage banking was primarily due to an increase in income from mortgage banking activities, net resulting from an increase in loan acquisition volumes. This increase was partially offset by an increase in direct operating expenses, primarily resulting from higher personnel costs as we increased our internal and external resources to manage the increase in loan acquisition volume.

All residential mortgage banking activities are performed in taxable subsidiaries and the provision for income taxes generally changes in relation to the amount of this segment's contribution before income taxes, however, this may not always be the case due to expenses allocated to specific TRS entities that are eliminated in consolidation, but not eliminated for tax provision calculation purposes.
Net Interest Income
Net interest income from residential mortgage banking is primarily comprised of interest income earned on residential loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on our balance sheet. Prior to the second quarter of 2015, net interest income included interest income from Sequoia securities that were used in part to mitigate certain risks related to interest rate movements on our residential loan pipeline. On April 1, 2015, we permanently transferred all Sequoia IO securities from the Residential Mortgage Banking segment to the Residential Investments segment.
During both the three and six month periods, interest income from loans held-for-sale increased due to higher average balances of loans outstanding during 2015 as compared to 2014, primarily resulting from higher loan acquisition volumes during 2015. These increases were offset by the reduction in interest income resulting from the transfer of the Sequoia securities in the second quarter of 2015.
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
Mortgage Banking Activities, Net
Mortgage banking activities, net, includes the changes in market value of both the loans we hold for sale and commitments for loans we intend to purchase (collectively, our loan pipeline), as well as the effect of hedges we utilize to manage risks associated with our loan pipeline. Our loan sale profit margins are measured over the period from when we commit to purchase a loan and subsequently sell or securitize the loan. Accordingly, these profit margins may encompass positive or negative market valuation adjustments on loans, hedging gains or losses associated with our loan pipeline, and any other related transaction expenses, and may be realized over the course of one or more quarters for financial reporting purposes.
Prior to the second quarter of 2015, we utilized a combination of derivatives and Sequoia securities to serve as hedges for our jumbo loan pipeline's exposure to market interest rate changes. In the second quarter of 2015, we transferred all Sequoia securities out of this segment and into our Residential Investments segment, and began to record a hedging allocation between our segments.

The following table presents the components of residential mortgage banking activities, net. Amounts presented include both the changes in market values for loans that were sold and associated derivative positions that were settled during the periods presented, as well as changes in market values of loans, derivatives and hedges outstanding at the end of each period.
Table 10 – Components of Residential Mortgage Banking Activities, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Changes in fair value of:
Residential loans, at fair value (1)	$(2,122)	$17,575	$(19,697)	$18,192	$24,709	$(6,517)
Real estate securities	—	(8,810)	8,810	(14,359)	(13,087)	(1,272)
Risk management derivatives	2,752	(7,858)	10,610	(1,619)	(12,136)	10,517
Hedging allocation	2,803	—	2,803	2,803	—	2,803
Other income, net (2)	1,400	435	965	2,035	790	1,245
Total residential mortgage banking activities, net	$4,833	$1,342	$3,491	$7,052	$276	$6,776

(1)	Includes changes in fair value for loan purchase and forward sale commitments.

(2)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.
The increase in mortgage banking activities, net in both the three and six month periods primarily resulted from an increase in loan purchase volume as we continued to expand our conforming loan activities during the past year. In addition, as of January 1, 2015, we began to account for commitments to purchase jumbo loans as derivatives, resulting from amendments to the agreements governing these commitments that became effective January 1, 2015.
In addition to the increase from higher loan purchase volume, income from mortgage banking increased year-over-year as profit margins on these operations improved in the current year, particularly in the second quarter of 2015. This increase was the result of spread tightening on both our jumbo and conforming loans during the second quarter of 2015. Based on improved spreads during the first six months of 2015, we currently anticipate generating loan sale profit margins for the full year of 2015 within our long-term target range of 25 to 50 basis points.
At June 30, 2015, we had a repurchase reserve of $4 million outstanding related to residential loans sold through this segment. During each of the three months ended June 30, 2015 and 2014, we recorded less than $1 million of provision for repurchases that was included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at June 30, 2015.
Table 11 – Characteristics of Residential Loans Held-for-Sale

June 30, 2015	Principal Value	Weighted Average Coupon
(Dollars In Thousands)
First Lien Prime
Fixed - 30 year	$605,989	4.01%
Fixed - 15, 20, & 25 year	107,805	3.37%
Hybrid	161,195	3.20%
ARM	2,724	2.72%
Total Outstanding Principal	$877,713	3.78%

Residential Investments Segment

Our residential investments segment is primarily comprised of our residential securities portfolio, residential mortgage loans held-for-investment and financed through the FHLBC, and our MSR investment portfolio. During the second quarter of 2015, we transferred all of our Sequoia senior securities to our residential investments segment. Prior to the second quarter of 2015, our Sequoia senior securities that are included as a component of senior prime trading securities in our consolidated financial statements were included in our residential mortgage banking segment for reporting purposes. As such, they are excluded from any amounts or tables in this section for reporting periods prior to the second quarter of 2015, and such amounts and tables will not agree to amounts presented in our consolidated financial statements for securities.
The following table presents the components of segment contribution for the residential investments segment for the three and six months ended June 30, 2015 and 2014.
Table 12 – Residential Investments Segment Contribution

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Interest income	$34,249	$27,924	$6,325	$64,261	$55,519	$8,742
Interest expense	(2,660)	(3,116)	456	(5,469)	(5,966)	497
Net interest income	31,589	24,808	6,781	58,792	49,553	9,239
Non-interest income						—
Investment activities, net	(1,104)	(3,788)	2,684	(1,123)	(9,746)	8,623
MSR income (loss), net	830	(1,777)	2,607	(10,094)	(1,171)	(8,923)
Other income	1,299	—	1,299	2,108	—	2,108
Realized gains, net	6,316	992	5,324	10,622	1,979	8,643
Total non-interest income, net	7,341	(4,573)	11,914	1,513	(8,938)	10,451
Direct operating expenses	(1,171)	(770)	(401)	(2,289)	(1,865)	(424)
Segment contribution before income taxes	37,759	19,465	18,294	58,016	38,750	19,266
Benefit from (provision for) income taxes	(3,768)	149	(3,917)	(258)	1,676	(1,934)
Total Segment Contribution	$33,991	$19,614	$14,377	$57,758	$40,426	$17,332
The following table presents our portfolios of investment assets in our residential investments segment at June 30, 2015 and December 31, 2014.
Table 13 – Residential Investments

(In Thousands)	June 30, 2015	December 31, 2014	Change
Residential loans held-for-investment	$1,157,285	$581,668	$575,617
Residential securities	1,157,599	1,285,428	(127,829)
Mortgage servicing rights	168,462	139,293	29,169
Total residential investments	$2,483,346	$2,006,389	$476,957

Overview
During the six months ended June 30, 2015, the increase in our total residential investments was primarily attributable to the addition of residential loans held-for-investment and financed through the FHLBC. During this time, we increased our investments in MSRs, while we reduced our investments in residential securities. Our residential investments were funded in part with short-term debt, long-term debt from the FHLBC, and equity capital. Over three-quarters of the residential investments acquired during the first six months of

2015 were created from our residential mortgage banking operations. Over time we expect the majority of our residential investments will continue to be sourced from our internal operations.
For both the three and six months periods, segment contribution from residential investments increased primarily due to higher interest income from held-for-investment loans, as our investment in these assets increased significantly during the last 12 months. The increase in segment contribution was also attributable to increases in realized gains as we continued to sell mezzanine AFS securities during 2015 in order to redeploy capital.
Net Interest Income
Net interest income from Residential Investments includes interest income from our residential loans held-for-investment and our securities portfolio, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following tables present the components of net interest income for our residential investment segment for the three and six months ended June 30, 2015 and 2014.
Table 13A - Net Interest Income (NII) from Residential Investments

	Three Months Ended June 30,
	2015			2014
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Residential loans held-for-investment	$9,370	$1,017,835	3.7%	$—	$—	—%
Long-term debt - FHLBC	(598)	870,761	(0.3)%	—	—	—%
Net interest income from HFI loans	8,772			—
Trading securities	4,615	116,404	15.9%	877	13,980	25.1%
AFS securities	20,224	904,584	8.9%	27,048	1,471,159	7.4%
Short-term debt	(1,866)	522,822	(1.4)%	(2,625)	796,207	(1.3)%
ABS issued	(196)	24,269	(3.2)%	(490)	73,617	(2.7)%
Net interest income from securities	22,777			24,810
Other interest income	40			(2)
NII from Residential Investments	$31,589			$24,808

	Six Months Ended June 30,
	2015			2014
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Residential loans held-for-investment	$15,892	$843,657	3.8%	$—	$—	—%
Long-term debt - FHLBC	(1,002)	716,309	(0.3)%	—	—	—%
Net interest income from HFI loans	14,890			—
Trading securities	5,542	63,909	17.3%	1,774	13,973	25.4%
AFS securities	42,743	980,886	8.7%	53,745	1,434,200	7.5%
Short-term debt	(4,005)	570,152	(1.4)%	(4,918)	739,984	(1.3)%
ABS issued	(463)	30,755	(3.0)%	(1,047)	79,394	(2.6)%
Net interest income from securities	43,817			49,554
Other interest income	85			(1)
NII from Residential Investments	$58,792			$49,553

(1)
Average balances for residential loans held-for-investment and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost.

The increase in net interest income from our residential investments portfolio for both the three and six month periods is primarily attributable to our held-for-investment loans financed through the FHLBC. We did not begin to invest in these loans until the third quarter of 2014. These increases were partially offset by a decline in interest income from available-for-sale securities, due to lower average balances in 2015 as we sold lower yielding senior and mezzanine securities, in order to redeploy capital.
Investment activities, net
The following table presents the components of investment activities, net for our residential investments segment, which is primarily comprised of gains and losses from market valuation changes of certain of our residential investments, for the three and six months ended June 30, 2015 and 2014.
Table 13B - Investment Activities, net from Residential Investments

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Investment activities
Market valuation changes:
Residential loans held-for-investment, at Redwood	$(5,885)	$—	$(3,907)	$—
Real estate IO securities	8,647	—	8,647	—
Other real estate securities	(1,720)	(186)	(1,450)	(453)
Risk sharing investment	228	—	(702)	—
Risk management derivatives	380	(3,602)	(958)	(9,293)
Hedging allocation	(2,754)	—	(2,754)	—
Investment activities, net	$(1,104)	$(3,788)	$(1,124)	$(9,746)

Supplemental information:
Change in value of AFS mezzanine securities	$(190)	$12,574	$10,578	$25,466
Changes in fair values of investments included in investment activities, net, generally result from changes in market interest rates and credit spreads on investments we carry at fair value (excluding AFS securities, which are marked-to-market through accumulated other comprehensive income on our balance sheet). In the case of our IO securities and risk sharing investment, fair values also decrease each quarter as a result of cash payments received from these investments, which reduce their basis.
Within this segment, our residential loans held-for-investment, trading securities, AFS mezzanine securities, MSR investments and risk sharing investments are all subject to market interest rate risk and most of the changes in value of these investments are attributable to changes in market interest rates. We manage our exposure to market interest rate risk for these assets on an enterprise-wide basis and rely on certain assets (i.e., jumbo loans and jumbo loan purchase commitments) to serve as natural hedges to other assets (i.e., IO securities and risk sharing investments) that change in value inversely as interest rates change, and then use derivatives to manage our net exposure.
During the second quarter of 2015, we began to identify specific derivatives that are used to hedge our exposure to interest rate risk from our MSR investments and present the changes in the value of those derivatives as a component of MSR income (loss), net, on our income statement. Prior to the second quarter of 2015, the changes in values of investments that in part served as hedges to our MSRs, were presented in investment activities, net, on our income statement. In addition, during the second quarter of 2015, we transferred all of our Sequoia securities that were held in our residential mortgage banking segment into our residential investments segment and began to record a hedging allocation between our segments, reflecting the net effect of hedging provided by assets held in each of our two residential segments.
During the second quarter of 2015, market interest rates rose, causing our residential loans held-for-investment and mezzanine AFS securities to decrease in value and our IO securities and risk sharing investment to increase in value. The combined change in value of our AFS mezzanine securities and our investment activities, net, was negative $1 million during the second quarter of 2015, reflecting an overall effective hedging result in this segment for that period. Regardless of changes in value resulting from interest rates, the value of our IO securities decreases each quarter as we receive cash from these investments, which causes a reduction in their basis. This was the primary factor contributing to the combined net negative change in value for the period.
During the first six months of 2015, market interest rates rose, causing our residential loans held-for-investment to decrease in value and our IO securities to increase in value. Interest rates decreased during the first quarter of 2015 which benefited our mezzanine securities. As a result of the sale of a significant portion of our mezzanine securities during the first half of 2015, in addition to tightening credit spreads on these investments over the same period, their cumulative change in value during the first six months of 2015 was positive. The combined change in value of our AFS mezzanine securities and our investment activities, net, was positive $9 million for the first six months of 2015. This net positive change in value served to offset the decline in value of our MSR investments from changes in interest rates for the first six months of 2015 as part of our enterprise-wide hedging strategy.
During the three and six months ended June 30, 2015, the combined changes in values included in investment activities, net and from AFS mezzanine securities effectively served to offset interest rate related changes in values of MSRs during those periods.
MSR Income (Loss), net
Net servicing fee income from MSRs increased in both the three and six month periods, as the average balance of loans associated with our MSRs increased in 2015 from additions during the last year. Increases in market interest rates during the three and six months ended June 30, 2015, resulted in increases in the market value of MSRs during those periods, which were partially offset by the receipt of expected cash flows during those periods.
In the second quarter of 2015, negative market value changes from derivatives associated with MSRs exceeded the positive change in value of MSRs by $3 million, primarily due to a higher cost to hedge resulting from increased interest rate volatility during that period. As we did not identify specific derivatives for hedging MSRs during the first quarter of 2015 (as discussed above), negative market valuation changes from MSRs in the first quarter resulted in an overall loss presented in MSR income (loss), net for the first six months of 2015. Decreases in market interest rates during the three and six months ended June 30, 2014, as well as the receipt of expected cash flows, resulted in decreases in the market value of MSRs during those periods.
Direct Operating Expenses and Provision for Income Taxes
The increases in operating expenses in both the three and six months periods was primarily attributable to an increase in due diligence expenses associated with the acquisition of bulk and co-issue MSRs.
In the second quarter of 2015, the provision for income taxes resulted from GAAP income recorded at our taxable REIT subsidiaries associated with this segment. As the amount of GAAP income or loss changes at the taxable REIT subsidiaries in future periods, the corresponding provision/benefit for income taxes will generally increase or decrease accordingly. However, this change may not always be evident as a significant portion of the GAAP income earned at this segment is recorded at the REIT, for which no tax provision is recorded.

Residential Securities Portfolio
The following table sets forth real estate securities activity by collateral type in our residential investments segment for the three and six months ended June 30, 2015.
Table 14 – Real Estate Securities Activity by Collateral Type

Three Months Ended June 30, 2015	Senior	Re-REMIC(1)	Subordinate	Total
(In Thousands)
Beginning fair value	$480,200	$169,239	$569,995	$1,219,434
Transfers	65,809	—	—	65,809
Acquisitions
Sequoia securities	33,179	—	10,155	43,334
Third-party securities	1,507	—	29,038	30,545
Sales
Sequoia securities	(44,157)	—	(102,888)	(147,045)
Third-party securities	—	—	(30,421)	(30,421)
Gains on sales and calls, net	—	—	6,316	6,316
Effect of principal payments (2)	(28,288)	(182)	(4,536)	(33,006)
Change in fair value, net	6,218	27	(3,612)	2,633
Ending Fair Value	$514,468	$169,084	$474,047	$1,157,599

Six Months Ended June 30, 2015	Senior	Re-REMIC(1)	Subordinate	Total
(In Thousands)
Beginning fair value	$495,508	$168,347	$621,573	$1,285,428
Transfers	65,809	—	—	65,809
Acquisitions
Sequoia securities	33,179	—	16,437	49,616
Third-party securities	8,479	—	48,699	57,178
Sales
Sequoia securities	(44,157)	—	(186,991)	(231,148)
Third-party securities	(1,820)	—	(35,376)	(37,196)
Gains on sales and calls, net	265	—	10,357	10,622
Effect of principal payments (2)	(47,832)	(308)	(9,715)	(57,855)
Change in fair value, net	5,037	1,045	9,063	15,145
Ending Fair Value	$514,468	$169,084	$474,047	$1,157,599

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior RMBS.

(2)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

At June 30, 2015, our residential securities (as a percentage of their current market value) consisted of fixed-rate assets (53%), adjustable-rate assets (22%), and hybrid assets that reset within the next year (25%).

The following tables present real estate securities at June 30, 2015 and December 31, 2014, categorized by portfolio vintage (the years the securities were issued), by priority of cash flows (senior, re-REMIC, and subordinate), and by quality of underlying loans (prime and non-prime).
Table 15 – Securities by Vintage and as a Percentage of Total Securities (1)

	Sequoia Securities 2012-2015	Third-party Securities			Total	% of Total Securities
June 30, 2015		2012-2015	2006-2008	2005 & Earlier
(In Thousands)
Senior
Prime	$62,427	$—	$56,739	$222,221	$341,387	30%
Non-prime	—	—	3,800	169,281	173,081	15%
Total Senior	62,427	—	60,539	391,502	514,468	45%
Re-REMIC	—	—	109,934	59,150	169,084	15%
Subordinate
Prime Mezzanine (2)	202,373	87,910	—	—	290,283	25%
Subordinate (3)	101,745	33,070	946	48,003	183,764	15%
Total Subordinate	304,118	120,980	946	48,003	474,047	40%
Total Securities	$366,545	$120,980	$171,419	$498,655	$1,157,599	100%

	Sequoia Securities 2012-2014	Third-party Securities			Total	% of Total Securities
December 31, 2014		2012-2014	2006-2008	2005 & Earlier
(In Thousands)
Senior
Prime	$—	$—	$63,950	$243,863	$307,813	24%
Non-prime	—	—	4,273	183,422	187,695	15%
Total Senior	—	—	68,223	427,285	495,508	39%
Re-REMIC	—	—	108,369	59,978	168,347	13%
Subordinate
Prime Mezzanine (2)	371,706	77,132	—	—	448,838	35%
Subordinate (3)	89,284	28,069	1,157	54,225	172,735	13%
Total Subordinate	460,990	105,201	1,157	54,225	621,573	48%
Total Securities	$460,990	$105,201	$177,749	$541,488	$1,285,428	100%

(1)
The securities and interests that we acquired from the Residential Resecuritization entity (which are eliminated for consolidation purposes) were $170 million at June 30, 2015. As a result, to adjust at June 30, 2015, for the legal and economic interests that resulted from the Residential Resecuritization, total residential senior securities would be decreased by $195 million to $319 million, total re-REMIC residential securities would be increased by $170 million to $339 million, and total residential securities would be reduced by $25 million to $1.13 billion.

(2)	Prime mezzanine includes securities initially rated AA, A, and BBB- and issued in 2012 or later.

(3)	Subordinate securities include less than $1 million of non-prime securities at both June 30, 2015 and December 31, 2014.
The tables on the following page present the components of the interest income we earned on AFS securities for the three and six months ended June 30, 2015 and 2014.

Table 16 – Interest Income — AFS Securities

Three Months Ended June 30, 2015					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$3,606	$4,383	$7,989	$408,215	3.53%	4.29%	7.83%
Re-REMIC	2,073	2,449	4,522	103,384	8.02%	9.48%	17.50%
Subordinate
Mezzanine	2,841	890	3,731	275,419	4.13%	1.29%	5.42%
Subordinate	2,380	1,602	3,982	117,566	8.10%	5.45%	13.55%
Total AFS Securities	$10,900	$9,324	$20,224	$904,584	4.82%	4.12%	8.94%

Three Months Ended June 30, 2014					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$6,957	$6,513	$13,470	$830,565	3.35%	3.14%	6.49%
Re-REMIC	2,927	1,303	4,230	115,746	10.12%	4.50%	14.62%
Subordinate
Mezzanine	4,288	1,037	5,325	415,418	4.13%	1.00%	5.13%
Subordinate	2,290	1,733	4,023	109,430	8.37%	6.33%	14.71%
Total AFS Securities	$16,462	$10,586	$27,048	$1,471,159	4.48%	2.88%	7.35%

Six Months Ended June 30, 2015					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$7,362	$9,300	$16,662	$414,331	3.55%	4.49%	8.04%
Re-REMIC	4,429	4,523	8,952	102,317	8.66%	8.84%	17.50%
Subordinate
Mezzanine	7,058	2,039	9,097	346,997	4.07%	1.18%	5.24%
Subordinate	4,732	3,300	8,032	117,241	8.07%	5.63%	13.70%
Total AFS Securities	$23,581	$19,162	$42,743	$980,886	4.81%	3.91%	8.72%

Six Months Ended June 30, 2014					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$13,371	$13,498	$26,869	$806,507	3.32%	3.35%	6.65%
Re-REMIC	5,443	2,883	8,326	112,766	9.65%	5.11%	14.76%
Subordinate
Mezzanine	8,418	2,034	10,452	407,320	4.13%	1.00%	5.13%
Subordinate	4,629	3,469	8,098	107,607	8.60%	6.45%	15.05%
Total AFS Securities	$31,861	$21,884	$53,745	$1,434,200	4.44%	3.05%	7.49%

The following tables present the components of carrying value at June 30, 2015 and December 31, 2014 for our AFS residential securities.
Table 17 – Carrying Value of AFS Securities

June 30, 2015	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$465,640	$193,221	$535,511	$1,194,372
Credit reserve	(11,825)	(13,071)	(36,804)	(61,700)
Unamortized discount, net	(57,934)	(75,658)	(139,527)	(273,119)
Amortized cost	395,881	104,492	359,180	859,553
Gross unrealized gains	51,746	64,592	68,519	184,857
Gross unrealized losses	(2,291)	—	(661)	(2,952)
Carrying Value	$445,336	$169,084	$427,038	$1,041,458

December 31, 2014	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$507,831	$195,098	$742,150	$1,445,079
Credit reserve	(13,304)	(15,202)	(41,561)	(70,067)
Unamortized discount, net	(66,273)	(79,611)	(150,458)	(296,342)
Amortized cost	428,254	100,285	550,131	1,078,670
Gross unrealized gains	60,662	68,062	63,026	191,750
Gross unrealized losses	(1,359)	—	(1,437)	(2,796)
Carrying Value	$487,557	$168,347	$611,720	$1,267,624
At June 30, 2015, credit reserves for our AFS securities totaled $62 million, or 5.2% of the principal balance of our residential securities, down from $70 million, or 4.8%, at December 31, 2014. The decrease in the credit reserve primarily resulted from realized credit losses, as well as a transfer of credit reserves to accretable unamortized discount during the first six months of 2015, based on sustained improvements in the overall credit performance of loans underlying our securities that reduced our estimate of future losses on these loans. Accretable unamortized discounts are recognized into income prospectively over the remaining life of the associated loans. During the three and six months ended June 30, 2015, realized credit losses on our residential securities totaled $3 million and $6 million, respectively.
Senior Securities
The fair value of our senior AFS securities was equal to 110% of their principal balance at June 30, 2015, and the amortized cost was equal to 85% of the principal balance. The fair value of our senior securities accounted for as trading securities in this segment was $69 million at June 30, 2015. We expect future losses will extinguish a portion of the outstanding principal of these AFS securities, as reflected by the $12 million of credit reserves we have provided for on the $466 million principal balance of these securities.
Re-REMIC Securities
Our re-REMIC portfolio consists primarily of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures. We own support (or subordinate) securities within those structures. The fair value of our re-REMIC AFS securities was equal to 88% of the principal balance of the portfolio at June 30, 2015, while our amortized cost was equal to 54% of the principal balance. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $13 million of credit reserves we have provided for on the $193 million principal balance of these securities.

Subordinate Securities
The fair value of our subordinate AFS securities was equal to 89% of the principal balance at June 30, 2015, and the amortized cost was equal to 67% of the principal balance. Credit losses totaled $2 million in our residential subordinate portfolio during the second quarter of 2015, as compared to $3 million of losses during the second quarter of 2014. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $37 million of credit reserves we have provided for on the $536 million principal balance of those securities. The fair value of our subordinate securities accounted for as trading securities in this segment was $47 million as of June 30, 2015.
Mortgage Servicing Rights Portfolio
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
The following table provides the activity for MSRs by portfolio for the three and six months ended June 30, 2015.
Table 18 – MSR Activity by Portfolio

Three Months Ended June 30, 2015	Jumbo	Conforming	Total MSRs
(Dollars In Thousands)
Balance at beginning of period	$51,121	$69,203	$120,324
Additions
MSRs retained from Sequoia securitizations	6,002	—	6,002
MSRs retained from third-party loan sales	172	14,990	15,162
Purchased MSRs	—	11,299	11,299
Sold MSRs	—	—	—
Market valuation adjustments	9,709	5,966	15,675
Balance at End of Period	$67,004	$101,458	$168,462

Six Months Ended June 30, 2015	Jumbo	Conforming	Total MSRs
(Dollars In Thousands)
Balance at beginning of period	$57,992	$81,301	$139,293
Additions
MSRs retained from Sequoia securitizations	7,874	—	7,874
MSRs retained from third-party loan sales	264	28,701	28,965
Purchased MSRs	—	14,378	14,378
Sold MSRs	(132)	(18,074)	(18,206)
Market valuation adjustments	1,006	(4,848)	(3,842)
Balance at End of Period	$67,004	$101,458	$168,462

The following table presents the components of MSR income (loss), net for the three and six months ended June 30, 2015 and 2014.
Table 19 – MSR Income (Loss), net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Servicing fee income	$8,333	$4,026	17,952	7,624
Late charges	121	38	218	73
Cost of sub-servicer	(1,162)	(288)	(2,391)	(603)
Net servicing fee income	7,292	3,776	15,779	7,094
Market valuation changes of MSRs
Changes in assumptions (1)	19,168	(3,553)	5,132	(4,678)
Other changes (2)	(3,493)	(2,000)	(8,974)	(3,587)
Market valuation changes of associated derivatives	(21,814)	—	(21,814)	—
Provision for repurchases	(323)	—	(217)	—
Income (Loss) from MSRs, Net	$830	$(1,777)	$(10,094)	$(1,171)

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to the realization of expected cash flows.

The following table presents characteristics of the loans associated with our MSR investments at June 30, 2015.
Table 20 – Characteristics of MSR Investments Portfolio

	June 30, 2015
(Dollars In Thousands)	Jumbo	Conforming	Total
Unpaid principal balance	$6,148,268	$8,917,808	$15,066,076
Fair value of MSRs	$67,004	$101,458	$168,462
MSR values as percent of unpaid principal balance	1.09%	1.14%	1.12%
Gross cash yield (1)	0.26%	0.21%	0.23%
Number of loans	8,603	35,843	44,446
Average loan size	$715	$249	$339
Average coupon	3.99%	3.77%	3.86%
Average loan age (months)	21	6	12
Average original loan-to-value	67%	71%	70%
Average original FICO score	770	762	765
60+ day delinquencies	0.06%	0.04%	0.05%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended June 30, 2015, by the weighted average notional balance of loans associated with MSRs we owned during that period)

As of June 30, 2015, nearly all of our MSRs were comprised of base MSRs and we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. As of June 30, 2015, the weighted average servicing fee rate on our jumbo MSRs was 0.25% and on our conforming MSRs was 0.26%. As of June 30, 2015 and December 31, 2014, we had $1 million and $1 million, respectively, of servicer advances outstanding related to our MSRs, which are presented in other assets on our consolidated balance sheets.

Residential Loans Held-for-Investment Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three and six months ended June 30, 2015 and 2014.
Table 21 – Residential Real Estate Loans Held-for Investment at Redwood - Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Balance at beginning of period	$1,000,444	$—	$581,667	$—
Transfers between portfolios	215,830	—	663,621	—
Principal repayments	(53,104)	—	(84,096)	—
Changes in fair value, net	(5,885)	—	(3,907)	—
Balance at end of period	$1,157,285	$—	$1,157,285	$—
During the second quarter of 2015, we transferred $216 million of held-for-sale residential loans from our residential mortgage banking segment and reclassified the loans to held-for-investment based on our intention to hold these loans for longer-term investment while they are financed with borrowings from the FHLBC. At June 30, 2015, our investment in these loans of $1.16 billion was partially financed with $882 million of long-term borrowings from the FHLBC.
The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at June 30, 2015.
Table 22 – Characteristics of Residential Real Estate Loans Held-for Investment at Fair Value

June 30, 2015
(In Thousands)	Principal Balance	Percent of Total
Fixed-rate	$1,026,093	91%
Hybrid	105,751	9%
Total Outstanding Principal	$1,131,844	100%
The outstanding residential real estate loans held-for-investment at Redwood at June 30, 2015, were originated in 2014 and 2015, and at origination the weighted average FICO score of borrowers backing these loans was 772 and the weighted average LTV ratio was 65%. At June 30, 2015, fixed-rate loans had a weighted average coupon of 4.06%, and hybrid loans had a weighted average coupon of 3.30%. At June 30, 2015, one of these loans were greater than 30 days delinquent and one of these loans were greater than 90 days delinquent.

Commercial Mortgage Banking and Investments Segment
The following table presents the components of segment contribution for the commercial mortgage banking and investments segment for the three and six months ended June 30, 2015 and 2014.
Table 23 – Commercial Mortgage Banking and Investments Segment Contribution

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Interest income	$12,679	$11,217	$1,462	$23,593	$21,601	$1,992
Interest expense	(3,497)	(4,404)	907	(6,986)	(7,708)	722
Net interest income	9,182	6,813	2,369	16,607	13,893	2,714
Provision for loan losses	261	(289)	550	55	(944)	999
Mortgage banking activities, net	2,614	4,981	(2,367)	2,321	5,814	(3,493)
Direct operating expenses	(3,020)	(2,180)	(840)	(6,502)	(4,806)	(1,696)
Segment contribution before income taxes	9,037	9,325	(288)	12,481	13,957	(1,476)
(Provision for) benefit from income taxes	(143)	(750)	607	710	(395)	1,105
Total Segment Contribution	$8,894	$8,575	$319	$13,191	$13,562	$(371)
The following table provides the activity of commercial loans during the three and six months ended June 30, 2015 and 2014.
Table 24 – Commercial Loans — Activity

	Three Months Ended June 30,
	2015		2014
(In Thousands)	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Balance at beginning of period	$54,407	$405,935	$77,155	$414,120
Originations/acquisitions	257,671	1,750	148,915	5,993
Sales	(147,132)	—	(180,652)	—
Transfers between portfolios (1)	—	—	—	—
Principal repayments	(80)	(19,947)	(83)	(4,017)
Discount amortization	—	192	—	152
Provision for loan losses	—	261	—	(289)
Changes in fair value, net	987	(2,713)	5,513	1,959
Balance at End of Period	$165,853	$385,478	$50,848	$417,918

	Six Months Ended June 30,
	2015		2014
(In Thousands)	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Balance at beginning of period	$166,234	$400,693	$89,111	$343,344
Originations/acquisitions	350,384	9,350	237,330	38,991
Sales	(357,441)	—	(245,988)	—
Transfers between portfolios (1)	—	—	(37,631)	37,631
Principal repayments	(168)	(23,803)	(170)	(4,301)
Discount amortization	—	387	—	297
Provision for loan losses	—	55	—	(944)
Changes in fair value, net	6,844	(1,204)	8,196	2,900
Balance at End of Period	$165,853	$385,478	$50,848	$417,918

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

Overview
Segment contribution from commercial mortgage banking and investments was relatively unchanged during the three and six month periods. Increases in net interest income from a non-recurring yield maintenance payment during the second quarter of 2015 increased net interest income in the three and six month periods. These increases were offset by a decline in income from mortgage banking activities, net due to lower profit margins during the first six months of 2015, as well as from higher operating expenses in 2015 as we added personnel during the last year. Within this segment, commercial mortgage banking activities are performed at taxable REIT subsidiaries of ours, whereas our commercial investments are held at the REIT. Income taxes allocated to this segment are most affected by the amount of commercial mortgage banking income earned each period, but can also be affected by changes in the effective tax rate at our taxable REIT subsidiaries, which also includes activity from residential mortgage banking.
Net Interest Income
Net interest income from our commercial mortgage banking and investments segment is generated from our commercial investments portfolio, which is comprised of mezzanine and other subordinate commercial loans as well as the senior loans we originate and hold for sale to third-party CMBS aggregators. The following table presents net interest income from each of these portfolios for the three and six months ended June 30, 2015.
Table 24A Commercial Loans - Net Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Loans held-for-sale	$632	$477	$155	$1,341	$1,277	$64
Loans held-for-investment	8,550	6,336	2,214	15,266	12,616	2,650
Net interest income	$9,182	$6,813	$2,369	$16,607	$13,893	$2,714
The increase in net interest income in both the three and six month periods was primarily attributable to non-recurring yield maintenance payments totaling $2 million that were received from the prepayment of three held-for-investment loans during the second quarter of 2015.

Mortgage Banking Activities, Net
Income from commercial mortgage banking activities, net includes changes in the fair value of commercial loans held-for-sale and of derivatives used to hedge these loans while they are being accumulated for sale to the CMBS market. The following table presents the components of commercial mortgage banking activities, net for the three and six months ended June 30, 2015 and 2014.
Table 25 – Components of Commercial Mortgage Banking Activities, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Changes in fair value of:
Commercial loans held-for sale	$987	$5,714	$(4,727)	$6,844	$9,340	$(2,496)
Risk management derivatives	1,463	(816)	2,279	(4,750)	(3,619)	(1,131)
Other fee income	164	83	81	227	93	134
Total Mortgage Banking Activities, Net	$2,614	$4,981	$(2,367)	$2,321	$5,814	$(3,493)

The decreases in commercial mortgage banking activities, net during both the three and six month periods were primarily due to lower loan sale profit margins experienced in the first half of 2015. The decline in margins was partially offset by higher senior loan originations during the first half of 2015.
Commercial Investment Portfolio
Our commercial investment portfolio is comprised of mezzanine and other subordinate loans that we originated and hold for investment. The carrying value of our held-for-investment commercial loans decreased to $385 million at June 30, 2015, from $401 million at December 31, 2014 as principal payments outpaced originations during the first half of 2015. Excluding $65 million of senior A-notes that are classified as held-for-investment, the carrying value of loans in this portfolio was $320 million at June 30, 2015 and $334 million at December 31, 2014. Although we sold the A-notes in prior years, they did not meet the criteria for sale treatment under GAAP and we recorded the transfers of the loans as secured borrowings.
During the second quarter of 2015, we originated one mezzanine loan totaling $2 million, as compared to two loans for $6 million in the second quarter of 2014. At June 30, 2015, this portfolio included 42 non-securitized loans with a carrying value of $138 million and 21 loans with a carrying value of $182 million that are included in our Commercial Securitization with $70 million of associated ABS issued. At June 30, 2015, we had borrowings of $52 million under a short-term debt facility secured by commercial loans held-for-investment with an unpaid principal balance of $83 million.

The following table presents the characteristics of our commercial loans held-for-investment at June 30, 2015.
Table 26 – Characteristics of Commercial Loans Held-for-Investment

June 30, 2015	Number of Loans	Average Loan Size	Principal Balance	Percent of Total Principal	Weighted Average DSCR (1)	Weighted Average LTV (2)
(Dollars In Thousands)
Multi-family	26	$3,750	$97,510	29%	1.34	79%
Hospitality	11	6,773	74,508	22%	1.39	66%
Office	11	7,183	79,015	24%	1.22	76%
Retail	9	6,239	56,147	17%	1.18	77%
Self-storage	3	6,333	19,000	6%	1.39	75%
Industrial	3	1,980	5,941	2%	1.52	73%
Total	63	$5,272	$332,121	100%	1.30	74%

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
On average, our commercial held-for-investment loans have a maturity of more than four years, and an unlevered yield of approximately 10% per annum, exclusive of provisions for loan losses.
At both June 30, 2015 and December 31, 2014, we had an allowance for loan losses of $7 million. The allowance for loan losses represented 2.3% and 2.2% of the carrying value of our commercial loans held-for-investment at amortized cost at June 30, 2015 and December 31, 2014, respectively. During the three and six months ended June 30, 2015, we did not have any charge-offs and recorded less than $1 million of net reversals of provisions for loan losses related to our commercial investments portfolio.
At June 30, 2015, we had no loans designated as impaired and had one loan with a carrying value of $26 million on our watch-list. At June 30, 2015, the loan on our watch-list was current on all payments and we continue to believe we will receive all amounts due according to the contractual terms of the loan. However, in our judgment, certain conditions warrant specific attention going forward. Improvements in these conditions would result in the asset being upgraded back to pass status and deterioration could warrant further downgrades and potential evaluation for impairment.
The following table details principal balances for these loans by geographic concentration at June 30, 2015.
Table 27 – Geographic Concentration of Commercial Loans Held-for-Investment at Amortized Cost

Geographic Concentration (by Principal)	June 30, 2015
California	21%
New York	18%
Florida	12%
Michigan	9%
Texas	5%
Washington	4%
District of Columbia	4%
Delaware	3%
Other states (none greater than 3%)	24%
Total	100%

Results of Consolidated Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. Prior to January 1, 2015, we accounted for the loans and ABS issued from these consolidated Sequoia entities at amortized historical cost and the carrying value of our investments in these entities, which was $64 million at December 31, 2014, reflected the historical book value of our retained investments in these entities rather than their current economic value.  As discussed in Note 3 to our financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q, we elected to early adopt ASU 2014-13 on January 1, 2015.  In accordance with this new guidance, we now record the assets and liabilities of the consolidated Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations.  As of June 30, 2015, the estimated fair value of our investments in the consolidated Sequoia entities was $69 million.

The following tables present the statements of income for the three and six months ended June 30, 2015, and the balance sheets of the consolidated Sequoia entities as of June 30, 2015 and December 31, 2014. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 28 – Consolidated Sequoia Entities Statements of Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Interest income	$6,462	$6,411	$51	$13,480	$13,240	$240
Interest expense	(4,048)	(5,240)	1,192	(8,530)	(10,699)	2,169
Net interest income	2,414	1,171	1,243	4,950	2,541	2,409
Provision for loan losses	—	605	(605)	—	(23)	23
Investing activities, net	(684)	(321)	(363)	(1,776)	(464)	(1,312)
Realized gains	—	71	(71)	—	176	(176)
Operating expenses	—	(42)	42	—	(94)	94
Net Income from consolidated Sequoia entities	$1,730	$1,484	$246	$3,174	$2,136	$1,038

Table 29 – Consolidated Sequoia Entities Balance Sheets

(In Thousands)	June 30, 2015	December 31, 2014
Residential loans held for investment, at fair value	$1,237,114	$1,474,386
Other assets	6,145	7,589
Total Assets	$1,243,259	$1,481,975

Other liabilities	796	981
Asset-backed securities issued	1,173,336	1,416,762
Total liabilities	1,174,132	1,417,743

Equity (value of Redwood's retained interests in entities)	69,127	64,232

Total Liabilities and Equity	$1,243,259	$1,481,975

Net Interest Income at Consolidated Sequoia Entities
The increases in net interest income in both the three and six month periods were primarily due to lower interest expense during the first half of 2015 as outstanding ABS issued decreased, which resulted from paydowns of loans at the consolidated Sequoia entities. Interest income remained relatively consistent in both periods, despite the lower average loan balance during the first half of 2015, resulting from premium amortization that was recorded during the first half of 2014.  As a result of the adoption of ASU 2014-13 on January 1, 2015, all unamortized premium was eliminated and did not affect interest income in the first half of 2015.
Loan Loss Provision at Consolidated Sequoia Entities
Upon adoption of ASU 2014-13 on January 1, 2015, we eliminated the allowance for losses associated with residential loans at consolidated Sequoia entities, as we now account for these loans at fair value.
Investment Activities, net at Consolidated Sequoia Entities

Investment activities, net at consolidated Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities.  In accordance with ASU 2014-13, we estimate the fair value of the ABS issued by the entities, as well as our retained interests in the entities, and use that combined amount to determine the value of the assets of the entities.  As such, the periodic change in the fair value of the consolidated assets and liabilities, represents the change in value of our retained investments in the consolidated Sequoia entities.
Residential Loans at Consolidated Sequoia Entities
The following table provides details of residential loan activity at consolidated Sequoia entities for the three and six months ended June 30, 2015 and 2014.
Table 30 – Residential Loans at Consolidated Sequoia Entities — Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Balance at beginning of period	$1,304,426	$1,689,994	$1,474,386	$1,762,168
ASU 2014-13 election adjustment	—	—	(103,649)	—
Adjusted beginning balance	1,304,426	1,689,994	1,370,737	1,762,168
Principal repayments	(68,547)	(71,903)	(135,797)	(142,553)
Charge-offs, net	—	994	—	1,478
Premium amortization	—	(1,092)	—	(2,205)
Transfers to REO	(1,241)	(2,094)	(3,157)	(2,361)
Provision for loan losses	—	605	—	(23)
Changes in fair value, net	$2,476	$—	$5,331	$—
Balance at End of Period	$1,237,114	$1,616,504	$1,237,114	$1,616,504
 Characteristics of Loans at Consolidated Sequoia Entities
The following table highlights unpaid principal balances for loans at consolidated Sequoia entities by product type at June 30, 2015. First lien adjustable rate mortgage (ARM) and hybrid loans comprise 92% of the consolidated portfolio and were primarily originated in 2005 or prior. Fixed-rate loans, which make up 7% of the portfolio, were primarily originated in 2009 or later. Of the $38 million of hybrid loans held at consolidated Sequoia entities at June 30, 2015, $29 million (or 77%) had reset as of June 30, 2015, and now act as ARM loans.

Table 31 – Characteristics of Loans at Consolidated Sequoia Entities

June 30, 2015
(Dollars In Thousands)	Principal Balance	Percent of Total
First Lien
ARM	$1,196,700	89.08%
Fixed	98,894	7.36%
Hybrid (years to reset)
Reset (1)	29,445	2.19%
0-4	3,199	0.24%
5-8	5,540	0.41%
Second Lien
ARM	9,555	0.71%
Total Outstanding Principal	$1,343,333	100%

(1)	These loans represent hybrid loans that have reached the initial interest rate reset date and are currently adjustable rate mortgages.
For outstanding loans at consolidated Sequoia entities at June 30, 2015, the weighted average FICO score of borrowers backing these loans was 732 (at origination) and the weighted average original LTV ratio was 66% (at origination). At June 30, 2015, fixed-rate loans at consolidated Sequoia entities had a weighted average coupon of 4.60%, LIBOR ARM loans had a weighted average coupon of 1.60%, and hybrid loans had a weighted average coupon of 3.10%.
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three and six months ended June 30, 2015 and 2014. For each of these periods, we had no undistributed REIT taxable income.
Table 32 – Taxable Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015 est. (1)	2014 est. (1)	2015 est. (1)	2014 est. (1)
REIT taxable income	$17,885	$14,203	$32,723	$29,665
Taxable REIT subsidiary income (loss)	(43,307)	507	(29,461)	(3,746)
Total taxable income (loss)	$(25,422)	$14,710	$3,262	$25,919
Distributions to shareholders	$23,606	$23,232	$47,004	$46,342

REIT taxable income per share	$0.21	$0.17	$0.39	$0.36
Total taxable income (loss) per share	$(0.30)	$0.17	$0.04	$0.31

(1)	Our tax results for the three and six months ended June 30, 2015 and 2014 are estimates until we file tax returns for these years.
Our estimated total taxable income (loss) for both the three months ended June 30, 2015 and 2014, included $1 million in realized credit losses on investments. Our estimated total taxable income for both the six months ended June 30, 2015 and 2014, included $4 million in realized credit losses on investments. We anticipate an additional $30 million of tax credit losses to be realized over an estimated three- to five-year period based on the securities we currently own.

We do not expect estimated REIT taxable income to exceed dividend distributions in 2015; therefore, all of the REIT’s $70 million federal net operating loss carryforward will likely carry forward into 2016. For the three and six months ended June 30, 2015, we realized net capital gains of $11 million and $19 million at the REIT for tax purposes, respectively. We expect much of the dividends we distributed in 2015 will be taxable to shareholders as ordinary income and a smaller portion will be a return of capital, which is, in general, non-taxable. However, based on federal income tax rules related to capital loss carryforwards, none of our 2015 dividend distributions are expected to be characterized as long-term capital gains for federal income tax purposes.

For the three and six months ended June 30, 2015, we recorded a tax provision of $2 million and a tax benefit of $3 million, respectively. Our tax provisions/benefits relate to GAAP income/loss earned at our TRS. We are currently benefiting from favorable timing differences between when income associated with our mortgage banking activities is recognized for GAAP purposes versus when it is recognized for tax purposes, thus deferring a significant portion of the tax liability on that income. The mortgage banking income is not expected to be excess inclusion income, was not earned at the REIT, and will not affect the tax characterization of our 2015 dividends. We did not record a material tax provision associated with taxable income generated at our REIT.
Differences between Estimated Total Taxable Income and GAAP Income
Differences between estimated taxable income and GAAP income are largely due to the following: (i) we cannot establish loss reserves for future anticipated events for tax but we can for GAAP, as realized credit losses are expensed when incurred for tax and these losses are anticipated through lower yields on assets or through loss provisions for GAAP; (ii) the timing, and possibly the amount, of some expenses (e.g., certain compensation expenses) are different for tax than for GAAP; (iii) since amortization and impairments differ for tax and GAAP, the tax and GAAP gains and losses on sales may differ, resulting in differences in realized gains on sale; (iv) at the REIT and certain TRS entities, unrealized gains and losses on market valuation adjustments of securities and derivatives are not recognized for tax until the instrument is sold or extinguished; (v) for tax, basis may not be assigned to mortgage servicing rights retained when whole loans are sold resulting in lower tax gain on sale; and, (vi) for tax, we do not consolidate securitization entities as we do under GAAP. As a result of these differences in accounting, our estimated taxable income can vary significantly from our GAAP income during certain reporting periods.

The tables below reconcile our estimated total taxable income to our GAAP income for the three and six months ended June 30, 2015 and 2014.
Table 33 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Three Months Ended June 30, 2015
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$55,367	$63,373	$(8,006)
Interest expense	(18,996)	(23,008)	4,012
Net interest income	36,371	40,365	(3,994)
Reversal of provision for loan losses	—	261	(261)
Realized credit losses	(1,479)	—	(1,479)
Mortgage banking and investment activities, net	(16,441)	5,659	(22,100)
MSR income (loss), net	(16,845)	830	(17,675)
Operating expenses	(27,551)	(25,218)	(2,333)
Other income	526	1,299	(773)
Realized gains, net	—	6,316	(6,316)
Benefit from (provision for) income taxes	(3)	(2,448)	2,445
Net Income (Loss)	$(25,422)	$27,064	$(52,486)

Income (loss) per share	$(0.30)	$0.31	$(0.61)

	Three Months Ended June 30, 2014
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$48,429	$57,993	$(9,564)
Interest expense	(15,823)	(21,151)	5,328
Net interest income	32,606	36,842	(4,236)
Reversal of provision for loan losses	—	315	(315)
Realized credit losses	(1,087)	—	(1,087)
Mortgage banking and investment activities, net	1,782	2,189	(407)
MSR income (loss), net	3,653	(1,777)	5,430
Operating expenses	(22,211)	(22,282)	71
Realized gains, net	—	1,063	(1,063)
Benefit from (provision for) income taxes	(33)	(333)	300
Net Income	$14,710	$16,017	$(1,307)

Income per share	$0.17	$0.18	$(0.01)

	Six Months Ended June 30, 2015
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$108,657	$127,119	$(18,462)
Interest expense	(38,365)	(46,969)	8,604
Net interest income	70,292	80,150	(9,858)
Reversal of provision for loan losses	—	55	(55)
Realized credit losses	(3,825)	—	(3,825)
Mortgage banking activities, net	(17,836)	6,437	(24,273)
MSR income (loss), net	9,476	(10,094)	19,570
Operating expenses	(55,891)	(50,281)	(5,610)
Other income	1,053	2,108	(1,055)
Realized gains, net	—	10,622	(10,622)
Benefit from (provision for) income taxes	(7)	2,868	(2,875)
Net Income	$3,262	$41,865	$(38,603)

Income per share	$0.04	$0.47	$(0.43)

	Six Months Ended June 30, 2014
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$95,295	$113,469	$(18,174)
Interest expense	(29,404)	(40,211)	10,807
Net interest income	65,891	73,258	(7,367)
Reversal of provision for loan losses	—	(967)	967
Realized credit losses	(4,103)	—	(4,103)
Mortgage banking activities, net	(842)	(4,181)	3,339
MSR income (loss), net	6,874	(1,171)	8,045
Operating expenses	(41,836)	(42,254)	418
Realized gains, net	—	2,155	(2,155)
Benefit from (provision for) income taxes	(65)	1,510	(1,575)
Net Income	$25,919	$28,350	$(2,431)

Income per share	$0.31	$0.32	$(0.01)
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
Our total capital was $1.9 billion at June 30, 2015, and included $1.3 billion of equity capital and $0.6 billion of the total $1.6 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $205 million of exchangeable debt due in 2019.
At June 30, 2015, we held $226 million in cash, and our available capital (defined as the approximate amount of capital we had readily available for long-term investments) was approximately $150 million. This amount excludes cash flow we expect to receive in future quarters from investments and cash proceeds that we could generate from the sale of non-core investments such as our mezzanine RMBS securities.
During July of 2015, the FHLBC approved an increase to our FHLB-member subsidiary’s uncommitted borrowing capacity, bringing our subsidiary’s total uncommitted borrowing capacity with the FHLBC to $1.4 billion. Our FHLB-member subsidiary borrowed an additional $31 million of long-term debt from the FHLBC during the second quarter, which increased total long-term debt associated with FHLBC borrowings to $882 million at June 30, 2015.

In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock, replacing the Board's previous share repurchase authorization. Our share repurchase authorization does not obligate us to acquire any specific number of shares. Under this authorization, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Like other investments we may make, any repurchases of our common stock under this authorization would reduce our available capital described above.
We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring short-term debt under residential and commercial loan warehouse facilities, securities repurchase facilities, and other short- and long-term debt facilities and other risks relating to our use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Debt Incurred Under Short-and Long-Term Borrowing Facilities."
Cash Flows and Liquidity for the Six Months Ended June 30, 2015
Cash flows from our residential and commercial mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in credit losses, prepayments, and interest rates. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $286 million in the first six months of 2015. This amount was negative primarily due to the inclusion of the net cash utilized during the period from the purchase and sale of residential and commercial mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase and sale of loans initially classified as held-for-sale, cash flows from operating activities were negative $25 million in the first six months of 2015. Additionally, cash flows from operations during the first six months of 2015 were reduced by $15 million from the payment of our 2014 annual bonuses and the purchase of $19 million of FHLBC stock during the first six months of 2015.  Under our FHLB-member subsidiary’s borrowing agreement with the FHLBC, it must purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances.

Cash Flows from Investing Activities
During the six months ended June 30, 2015, our net cash provided by investing activities was $510 million. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any. Because many of our investment securities are financed through repurchase agreements, a significant portion of the proceeds from any sales of our investment securities would generally be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from prepayments and scheduled amortization in respect of our investment in securities would also generally be used to repay balances under these financing sources. In addition, during the six months ended June 30, 2015, we transferred residential loans with a carrying value of $664 million from held-for-sale to held-for-investment, and retained MSRs with a carrying value of $37 million and securities with a carrying value of $40 million from Sequoia securitizations of loans held-for-sale. These non-cash transactions were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the first six months of 2015, cash flows used in financing activities were $267 million.  This primarily resulted from $427 million of net repayments of short-term debt utilizing proceeds from sales of residential loans and real estate securities during the six months ended June 30, 2015, as well as $175 million of repayments of ABS issued and dividend payments.  These cash outflows were partially offset by $386 million of net borrowings from the FHLBC that were used to finance residential loans held-for-investment.
In November 2014, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2015. During the six months ended June 30, 2015, we paid $48 million of cash dividends on our common stock, representing a dividend of $0.56 per share. In August 2015, the Board of Directors declared a regular dividend of $0.28 per share for the third quarter of 2015, which is payable on September 30, 2015 to shareholders of record on September 15, 2015. In accordance with the terms of outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.
Short-Term Debt
In the ordinary course of our business, we use recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans and the origination of commercial loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At June 30, 2015, we had five short-term residential loan warehouse facilities with a total outstanding debt balance of $777 million (secured by residential loans with an aggregate fair value of $860 million) and a total uncommitted borrowing limit of $1.80 billion. At June 30, 2015, we also had short-term commercial loan warehouse facilities with a total outstanding debt balance of $97 million (secured by commercial loans with an aggregate fair value of $143 million). In addition, at June 30, 2015, we had an aggregate outstanding short-term debt balance of $493 million under eight securities repurchase facilities, which were secured by securities with a fair market value of $615 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $11 million) at June 30, 2015. In July, we elected not to renew one warehouse facility for residential loans held-for-sale, with an uncommitted borrowing capacity of $500 million. As a result, at July 31, 2015 our total uncommitted borrowing capacity under our four remaining residential warehouse facilities was $1.3 billion.
At June 30, 2015, we had $1.37 billion of short-term debt outstanding. During 2015, the highest balance of our short-term debt outstanding was $1.7 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. Under this agreement, our subsidiary may incur borrowings up to $1.4 billion, also referred to as “advances,” from time to time from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans and residential mortgage-backed securities. This borrowing agreement is uncommitted, which means that any request we make to borrow funds may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under this agreement. During the three and six months ended June 30, 2015, our FHLB-member subsidiary borrowed an additional $31 million and $386 million, respectively, under this agreement. As of June 30, 2015, $882 million of advances were outstanding under this agreement with a weighted average interest rate of 0.23% and a weighted average maturity of 6.0 years and accrued interest payable on these borrowings was $229 thousand. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. These advances were secured by residential mortgage loans with a fair value of $1.0 billion as of

June 30, 2015. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. As of June 30, 2015, our subsidiary held $30 million of FHLBC stock.
Convertible Notes
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on these exchangeable notes was 6.58% and 6.51% for the three and six months ended June 30, 2015, respectively. At June 30, 2015, the accrued interest payable balance on this debt was $2 million.

In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on our convertible notes was 5.41% and 5.39% for the three and six months ended June 30, 2015, respectively. At June 30, 2015, the accrued interest payable balance on this debt was $3 million.
Trust Preferred Securities and Subordinated Notes
At June 30, 2015, we had trust preferred securities and subordinated notes of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity.
Commercial Secured Borrowings
At June 30, 2015, we had commercial secured borrowings of $65 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We structured certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.
 Asset-Backed Securities
In July 2011, Redwood transferred $365 million of residential securities into the Residential Resecuritization in connection with the issuance of $245 million of ABS by the Residential Resecuritization to third parties. At June 30, 2015, there were $195 million of securities owned at the Residential Resecuritization, which were funded with $19 million of ABS issued.
In November 2012, Redwood transferred $291 million (principal balance) of commercial loans into the Commercial Securitization in connection with the issuance of $172 million of ABS by the Commercial Securitization to third parties. At June 30, 2015, there were $182 million (carrying value) of commercial loans owned at the Commercial Securitization, which were funded with $70 million of ABS issued.
At June 30, 2015, there were $1.34 billion (principal balance) of loans owned at consolidated Sequoia securitization entities, which were funded with $1.29 billion (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsection titled "Results of Consolidated Sequoia Entities" in the Results of Operations section of this MD&A for additional details on these entities.
Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition of residential mortgage loans (including those we acquire in anticipation of sale or securitization), finance commercial mortgage loans we originate (including those we originate in anticipation of sale or securitization), finance the other commercial debt investments we originate and acquire, and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood

Trust, Inc. Risks relating to debt incurred under these facilities is described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2014, under the caption “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.”

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

At June 30, 2015, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at June 30, 2015 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at June 30, 2015 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements.
Contractual Obligations
The following table presents our contractual obligations and commitments at June 30, 2015, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.
Table 34 – Contractual Obligations and Commitments

June 30, 2015	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,367	$—	$—	$—	$1,367
Convertible notes	—	288	205	—	493
Anticipated interest payments on convertible notes	31	44	23	—	98
FHLBC borrowings	—	82	—	800	882
Anticipated interest payments on FHLBC borrowings	3	28	42	121	194
Other long-term debt	—	—	—	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	157	204
Accrued interest payable	7	—	—	—	7
Operating leases	3	6	2	1	12
Total Redwood Obligations and Commitments	$1,420	$467	$291	$1,219	$3,397

Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$—	$—	$—	$1,378	$1,378
Anticipated interest payments on ABS (3)	21	54	67	238	380
Accrued interest payable	1	—	—	—	1
Total Obligations of Entities Consolidated for Financial Reporting Purposes	22	54	67	1,616	1,759
Total Consolidated Obligations and Commitments	$1,442	$521	$358	$2,835	$5,156

(1)	Includes anticipated interest payments related to hedges.

(2)
All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)
The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at June 30, 2015.

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
There have been no changes in our internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of June 30, 2015, the FHLB-Seattle has received approximately $119 million of principal and $11 million of interest payments in respect of the Seattle Certificate. As of June 30, 2015, the Seattle Certificate had a remaining outstanding principal amount of approximately $14 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, as of June 30, 2015, approximately $13 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. As of June 30, 2015, the Schwab Certificate had a remaining outstanding principal amount of approximately $2 million. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At June 30, 2015, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
We announced a stock repurchase plan on November 5, 2007, for the repurchase of up to a total of 5,000,000 shares. This plan replaced all previous share repurchase plans and has no expiration date. We did not repurchase any shares under this plan during the six months ended June 30, 2015. At June 30, 2015, 4,005,985 shares remained available for repurchase under our stock repurchase plan.
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock, replacing the Board’s previous share repurchase authorization. Our share repurchase authorization does not obligate us to acquire any specific number of shares. Under this authorization, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of August 7, 2015, no shares had been purchased under this authorization.
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

10.1	Sixth Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of August 5, 2015
10.2	Sixth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of August 5, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014;
(ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014;
(iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2015 and 2014;
(iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2015 and 2014;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and
(vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	August 7, 2015	By:	/s/ Martin S. Hughes
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2015	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2015	By:	/s/ Collin L. Cochrane
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

10.1	Sixth Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of August 5, 2015
10.2	Sixth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of August 5, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, is filed in XBRL-formatted interactive data files:
(i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014;
(ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014;
(iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2015 and 2014;
(iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2015 and 2014;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and
(vi) Notes to Consolidated Financial Statements.