Form 10-Q
period 2015-09-30
REDWOOD TRUST INC
filed 2015-11-06
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	82,124,371 shares outstanding as of November 5, 2015

REDWOOD TRUST, INC.
2015 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	September 30, 2015	December 31, 2014
ASSETS (1)
Residential loans, held-for-sale, at fair value	$1,506,151	$1,342,519
Residential loans, held-for-investment, at fair value (2)	2,530,523	2,056,054
Commercial loans, held-for-sale, at fair value	80,756	166,234
Commercial loans, held-for-investment (includes $70,096 and $71,262 at fair value)	387,401	400,693
Real estate securities, at fair value	1,085,224	1,379,230
Mortgage servicing rights, at fair value	162,726	139,293
Cash and cash equivalents	235,362	269,730
Total earning assets	5,988,143	5,753,753
Restricted cash	8,361	628
Accrued interest receivable	20,223	18,222
Derivative assets	38,623	16,417
Deferred securities issuance costs	12,080	16,050
Other assets	201,596	113,896
Total Assets	$6,269,026	$5,918,966

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt	$1,872,793	$1,793,825
Accrued interest payable	14,738	8,503
Derivative liabilities	88,044	58,331
Accrued expenses and other liabilities	75,968	52,244
Deferred tax liability	10,236	10,236
Asset-backed securities issued (includes $1,105,588 and $0 at fair value) (2)	1,178,795	1,545,119
Long-term debt (includes $65,578 and $66,707 at fair value)	1,821,877	1,194,567
Total liabilities	5,062,451	4,662,825
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 82,124,927 and 83,443,141 issued and outstanding	821	834
Additional paid-in capital	1,746,775	1,774,030
Accumulated other comprehensive income	119,721	140,688
Cumulative earnings	977,624	906,867
Cumulative distributions to stockholders	(1,638,366)	(1,566,278)
Total equity	1,206,575	1,256,141
Total Liabilities and Equity	$6,269,026	$5,918,966
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2015 and December 31, 2014, assets of consolidated VIEs totaled $1,539,350 and $1,900,208, respectively. At September 30, 2015 and December 31, 2014, liabilities of consolidated VIEs totaled $1,179,884 and $1,546,490, respectively. See Note 4 for further discussion.

(2)
On January 1, 2015, we adopted ASU 2014-13 and began to account for residential loans held-for-investment and asset backed securities issued at consolidated Sequoia entities (which are VIEs) at fair value. At December 31, 2014, amounts presented in residential loans held-for-investment for these assets included $1,474,386 at historical cost. See Note 3 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2015	2014	2015	2014
Interest Income
Residential loans	$29,472	$19,280	$80,289	$45,539
Commercial loans	11,191	12,603	34,784	34,204
Real estate securities	22,749	31,461	75,363	97,062
Other interest income	72	7	167	15
Total interest income	63,484	63,351	190,603	176,820
Interest Expense
Short-term debt	(7,627)	(8,441)	(21,378)	(17,409)
Asset-backed securities issued	(5,190)	(7,838)	(17,037)	(24,462)
Long-term debt	(11,058)	(7,071)	(32,429)	(21,689)
Total interest expense	(23,875)	(23,350)	(70,844)	(63,560)
Net Interest Income	39,609	40,001	119,759	113,260
Reversal of provision for loan losses	60	1,596	115	629
Net Interest Income After Provision	39,669	41,597	119,874	113,889
Non-interest Income
Mortgage banking and investment activities, net	(12,836)	14,166	(6,399)	9,984
Mortgage servicing rights income (loss), net	3,549	5,821	(6,545)	4,650
Other income	327	1,600	2,435	1,600
Realized gains, net	5,548	8,532	16,170	10,687
Total non-interest income (loss)	(3,412)	30,119	5,661	26,921
Operating expenses	(24,497)	(21,406)	(74,778)	(63,660)
Net income before provision for income taxes	11,760	50,310	50,757	77,150
Benefit from (provision for) income taxes	7,404	(5,213)	10,272	(3,703)
Net Income	$19,164	$45,097	$61,029	$73,447

Basic earnings per common share	$0.22	$0.53	$0.71	$0.87
Diluted earnings per common share	$0.22	$0.50	$0.69	$0.84
Regular dividends declared per common share	$0.28	$0.28	$0.84	$0.84
Basic weighted average shares outstanding	83,787,533	83,017,534	83,696,461	82,722,079
Diluted weighted average shares outstanding	85,074,704	96,956,232	85,338,996	85,031,130
——————

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2015	2014	2015	2014
Net Income	$19,164	$45,097	$61,029	$73,447
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	(5,673)	1,849	(5,701)	35,078
Reclassification of unrealized gain on available-for-sale securities to net income	(3,270)	(6,409)	(10,320)	(6,750)
Net unrealized loss on interest rate agreements	(12,049)	(3,258)	(5,023)	(17,454)
Reclassification of unrealized loss on interest rate agreements to net income	19	32	77	131
Total other comprehensive income (loss)	(20,973)	(7,786)	(20,967)	11,005
Total Comprehensive Income (Loss)	$(1,809)	$37,311	$40,062	$84,452

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2015

(In Thousands, Except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2014	83,443,141	$834	$1,774,030	$140,688	$906,867	$(1,566,278)	$1,256,141
Cumulative effect adjustment - adoption of ASU 2014-13 (1)	—	—	—	—	9,728	—	9,728
January 1, 2015	83,443,141	834	1,774,030	140,688	916,595	(1,566,278)	1,265,869
Net income	—	—	—	—	61,029	—	61,029
Other comprehensive loss	—	—	—	(20,967)	—	—	(20,967)
Dividend reinvestment & stock purchase plans	418,508	4	6,830	—	—	—	6,834
Employee stock purchase and incentive plans	714,801	7	(7,735)	—	—	—	(7,728)
Non-cash equity award compensation	—	—	9,002	—	—	—	9,002
Share repurchases	(2,451,523)	(24)	(35,352)	—	—	—	(35,376)
Common dividends declared	—	—	—	—	—	(72,088)	(72,088)
September 30, 2015	82,124,927	$821	$1,746,775	$119,721	$977,624	$(1,638,366)	$1,206,575

For the Nine Months Ended September 30, 2014

(In Thousands, Except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2013	82,504,801	$825	$1,760,899	$148,766	$806,298	$(1,471,005)	$1,245,783
Net income	—	—	—	—	73,447	—	73,447
Other comprehensive income	—	—	—	11,005	—	—	11,005
Dividend reinvestment & stock purchase plans	336,810	4	6,051	—	—	—	6,055
Employee stock purchase and incentive plans	442,781	4	(7,272)	—	—	—	(7,268)
Non-cash equity award compensation	—	—	8,934	—	—	—	8,934
Common dividends declared	—	—	—	—	—	(71,278)	(71,278)
September 30, 2014	83,284,392	$833	$1,768,612	$159,771	$879,745	$(1,542,283)	$1,266,678
(1) On January 1, 2015, we adopted ASU 2014-13. See Note 3 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$61,029	$73,447
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(26,244)	(26,248)
Depreciation and amortization of non-financial assets	510	369
Purchases of held-for-sale loans	(8,794,939)	(6,844,403)
Proceeds from sales of held-for-sale loans	7,741,024	5,328,901
Principal payments on held-for-sale loans	46,952	19,648
Net settlements of derivatives	(47,002)	(22,776)
Provision for loan losses	(115)	(629)
Non-cash equity award compensation expense	9,002	8,934
Market valuation adjustments	40,546	(1,787)
Realized gains, net	(16,170)	(10,687)
Net change in:
Accrued interest receivable and other assets	(90,605)	(57,806)
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	26,094	(266)
Net cash used in operating activities	(1,049,918)	(1,533,303)
Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(22,219)	(65,584)
Principal payments on loans held-for-investment	359,714	267,425
Purchases of real estate securities	(66,601)	(132,393)
Proceeds from sales of real estate securities	309,101	457,131
Principal payments on real estate securities	103,664	144,598
Purchase of mortgage servicing rights	(23,315)	(41,834)
Proceeds from sales of mortgage servicing rights	17,235	—
Net change in restricted cash	(7,733)	(57)
Net cash provided by investing activities	669,846	629,286
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	6,213,505	5,615,317
Repayments on short-term debt	(6,160,226)	(4,643,308)
Repayments on asset-backed securities issued	(256,614)	(286,248)
Deferred securities issuance costs	(33)	—
Proceeds from issuance of long-term debt	1,156,396	272,937
Repayments on long-term debt	(502,268)	(685)
Net settlements of derivatives	(32)	(2,507)
Net proceeds from issuance of common stock	7,198	3,840
Net payments on repurchase of common stock	(32,042)	—
Taxes paid on equity award distributions	(8,092)	(7,635)
Dividends paid	(72,088)	(71,278)
Net cash provided by financing activities	345,704	880,433
Net decrease in cash and cash equivalents	(34,368)	(23,584)
Cash and cash equivalents at beginning of period	269,730	173,201
Cash and cash equivalents at end of period	$235,362	$149,617
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$57,998	$57,047
Taxes	55	1,399
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$39,698	$126,009
Retention of mortgage servicing rights from loan securitizations and sales	52,297	30,962
Transfers from loans held-for-sale to loans held-for-investment	964,013	278,913
Transfers from loans held-for-investment to loans held-for-sale	66,918	—
Transfers from residential loans to real estate owned	5,740	4,753
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Redwood Trust, Inc. has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable year ended December 31, 1994. To qualify as a REIT, Redwood Trust, Inc. must distribute at least 90% of its annual REIT taxable income to shareholders (not including taxable income retained in its taxable subsidiaries) within the time frame set forth in the Internal Revenue Code and also meet certain other requirements related to assets, income, and stock ownership. We generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our operating subsidiaries” or “our taxable REIT subsidiaries” or “TRS.” We generally intend to distribute as dividends at least 90% of the taxable income we generate at our REIT.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) —  have been condensed or omitted according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at September 30, 2015 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2015 should not be construed as indicative of the results to be expected for the full year.
In the second quarter of 2015, we began to specifically identify derivatives that are used to hedge our exposure to market interest rate risk associated with our MSR investments. As a result, beginning in the second quarter of 2015, we changed our income statement presentation to include the change in market value of these derivatives in the line item “Mortgage servicing rights income (loss), net.” As we previously managed our market interest rate risk on a portfolio-wide basis and did not necessarily rely on derivatives to hedge our MSRs, we cannot conform prior periods to the current presentation. Therefore, in periods prior to the second quarter of 2015 presented in our consolidated statements of income, amounts in “Mortgage servicing rights income (loss), net” do not reflect the impact of hedging. These changes and year-over-year comparisons are discussed in further detail in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this quarterly report on Form 10-Q.
Additionally, beginning in the second quarter of 2015, we combined our “Mortgage banking activities” and “Other market valuation adjustments” line items on our consolidated statements of income into a single line, now called “Mortgage banking and investment activities, net.” As we currently manage our market interest rate risk on the remainder of our assets (excluding MSRs) on a net basis, we believe that combining these two line items will better reflect the net effect of our hedging activities on the assets associated with derivatives that are marked-to-market each quarter. We have conformed the presentation of prior periods related to this change for consistency of comparison.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our 2014 Annual Report on Form 10-K is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial condition and results of operations for the three and nine months ended September 30, 2015.
Recent Accounting Pronouncements
Adoption of ASU 2014-13
In November 2014, the FASB issued ASU 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” ("ASU 2014-13"). This update provides a measurement alternative to companies that consolidate collateralized financing entities ("CFEs"). Under the new guidance, companies can measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. This guidance is effective in the first quarter 2016 with early adoption permitted at the beginning of an annual period. The guidance can be applied either retrospectively to all relevant prior periods or by a modified retrospective approach with a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

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
Table 3.1 – Impact of Adoption of ASU 2014-13 on Balance Sheet (1)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

Other Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance is required to be applied on a retrospective basis. We plan to adopt this new guidance by the required date and will reclassify our deferred securities issuance costs that we currently present on the face of our consolidated balance sheets and present them as debt discounts.
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
September 30, 2015
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at September 30, 2015 and December 31, 2014.
Table 3.2 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
September 30, 2015 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$16,788	$—	$16,788	$(9,932)	$(6,856)	$—
Credit default index swaps	2,792	—	2,792	—	—	2,792
TBAs	8,910	—	8,910	(8,659)	—	251
Total Assets	$28,490	$—	$28,490	$(18,591)	$(6,856)	$3,043

Liabilities (2)
Interest rate agreements	$(72,415)	$—	$(72,415)	$9,932	$59,933	$(2,550)
TBAs	(14,994)	—	(14,994)	8,659	3,868	(2,467)
Futures	(188)	—	(188)	—	188	—
Loan warehouse debt	(1,271,610)	—	(1,271,610)	1,271,610	—	—
Security repurchase agreements	(475,494)	—	(475,494)	475,494	—	—
Total Liabilities	$(1,834,701)	$—	$(1,834,701)	$1,765,695	$63,989	$(5,017)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
September 30, 2015
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
Analysis of Consolidated VIEs
As of September 30, 2015, the VIEs we are required to consolidate include certain Sequoia securitization entities, the Residential Resecuritization entity, and the Commercial Securitization entity. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

September 30, 2015	Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total
(Dollars in Thousands)
Residential loans, held-for-investment	$1,170,246	$—	$—	$1,170,246
Commercial loans, held-for-investment	—	—	180,394	180,394
Real estate securities	—	181,253	—	181,253
Restricted cash	191	—	138	329
Accrued interest receivable	1,505	364	1,357	3,226
Other assets	3,902	—	—	3,902
Total Assets	$1,175,844	$181,617	$181,889	$1,539,350
Accrued interest payable	$770	$1	$318	$1,089
Asset-backed securities issued	1,105,588	5,261	67,946	1,178,795
Total Liabilities	$1,106,358	$5,262	$68,264	$1,179,884

Number of VIEs	24	1	1	26
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents information related to securitization transactions that occurred during the three and nine months ended September 30, 2015 and 2014.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Principal balance of loans transferred	$—	$635,608	$1,038,451	$982,913
Trading securities retained, at fair value	—	1,680	33,389	71,243
AFS securities retained, at fair value	—	39,330	6,309	59,757
MSRs recognized	—	4,356	7,874	6,542
The following table summarizes the cash flows during the three and nine months ended September 30, 2015 and 2014 between us and the unconsolidated VIEs sponsored by us.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Proceeds from new transfers	$—	$610,167	$1,018,312	$877,943
MSR fees received	3,817	3,571	11,287	10,618
Funding of compensating interest	(86)	(68)	(283)	(144)
Cash flows received on retained securities	8,190	16,190	31,541	44,417
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Issued During The
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
At Date of Securitization	MSRs	Senior Securities	Subordinate Securities	MSRs	Senior Securities	Subordinate Securities
Prepayment rate	N/A	N/A	N/A	5 - 15%	8%	8%
Discount rates	N/A	N/A	N/A	11%	3%	6%
Credit loss assumptions	N/A	N/A	N/A	N/A	0.25%	0.25%

	Issued During The
	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
At Date of Securitization	MSRs	Senior Securities	Subordinate Securities	MSRs	Senior Securities	Subordinate Securities
Prepayment rate	5 - 16%	8%	8%	5 - 16%	8 - 10%	8 - 10%
Discount rates	11%	21%	5%	11%	3%	5%
Credit loss assumptions	N/A	0.25%	0.25%	N/A	0.25%	0.25%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents additional information at September 30, 2015 and December 31, 2014, related to unconsolidated securitizations accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	September 30, 2015	December 31, 2014
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$61,602	$93,802
Senior and subordinate securities, classified as AFS	292,948	460,990
Mortgage servicing rights	52,940	56,801
Maximum loss exposure (1)	$407,490	$611,593
Assets transferred:
Principal balance of loans outstanding	$7,289,025	$7,276,825
Principal balance of delinquent loans 30+ days delinquent	14,204	17,022

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at September 30, 2015 and December 31, 2014.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

September 30, 2015	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at September 30, 2015	$52,940	$51,308	$303,242
Expected life (in years) (2)	6	6	11
Prepayment speed assumption (annual CPR) (2)	14%	11%	12%
Decrease in fair value from:
10% adverse change	$1,542	$1,308	$953
25% adverse change	5,003	3,103	2,252
Discount rate assumption (2)	11%	11%	5%
Decrease in fair value from:
100 basis point increase	$933	$1,984	$22,816
200 basis point increase	2,773	3,826	42,885
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$31	$3,050
25% higher losses	N/A	76	7,567

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2014	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2014	$56,801	$93,802	$460,990
Expected life (in years) (2)	7	6	10
Prepayment speed assumption (annual CPR) (2)	14%	9%	10%
Decrease in fair value from:
10% adverse change	$2,419	$3,999	$684
25% adverse change	5,639	9,475	2,355
Discount rate assumption (2)	11%	8%	5%
Decrease in fair value from:
100 basis point increase	$2,104	$4,214	$34,149
200 basis point increase	4,102	8,091	64,474
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$126	$3,169
25% higher losses	N/A	299	7,841

(1)	Senior securities include $29 million and $88 million of interest only securities as of September 30, 2015 and December 31, 2014, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at September 30, 2015, grouped by security type.
Table 4.7 – Third-Party Sponsored VIE Summary

(Dollars in Thousands)	September 30, 2015
Residential Mortgage Backed Securities
Senior	$415,827
Re-REMIC	167,639
Subordinate	147,208
Total Investments in Third-Party Sponsored VIEs	$730,674
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
September 30, 2015
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
September 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2015 and December 31, 2014.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$1,504,705	$1,504,705	$1,341,032	$1,341,032
At lower of cost or fair value	1,446	1,645	1,488	1,669
Residential loans, held-for-investment (1)
At fair value	2,530,523	2,530,523	581,668	581,668
At amortized cost	—	—	1,474,386	1,381,918
Commercial loans, held-for-sale	80,756	80,756	166,234	166,234
Commercial loans, held-for-investment
At fair value	70,096	70,096	71,262	71,262
At amortized cost	317,305	322,535	329,431	334,876
Trading securities	114,211	114,211	111,606	111,606
Available-for-sale securities	971,013	971,013	1,267,624	1,267,624
MSRs	162,726	162,726	139,293	139,293
Cash and cash equivalents	235,362	235,362	269,730	269,730
Restricted cash	8,361	8,361	628	628
Accrued interest receivable	20,223	20,223	18,222	18,222
Derivative assets	38,623	38,623	16,417	16,417
REO (2)	3,902	4,620	4,391	4,703
Margin receivable (2)	97,685	97,685	65,374	65,374
FHLBC stock (2)	30,001	30,001	10,688	10,688
Guarantee asset (2)	5,120	5,120	7,201	7,201
Pledged collateral (2)	28,482	28,482	9,927	9,927
Liabilities
Short-term debt	$1,872,793	$1,872,793	$1,793,825	$1,793,825
Accrued interest payable	14,738	14,738	8,502	8,502
Guarantee obligation	13,394	12,123	7,201	7,201
Derivative liabilities	88,044	88,044	58,331	58,331
ABS issued (1)
Fair value	1,105,588	1,105,588	—	—
Amortized cost	73,207	73,207	1,545,119	1,446,605
FHLBC long-term borrowings	1,124,299	1,124,299	495,860	495,860
Commercial secured borrowings	65,578	65,578	66,707	66,707
Convertible notes	492,500	464,164	492,500	492,188
Other long-term debt	139,500	90,675	139,500	101,835

(1)	Upon adoption of ASU 2014-13 on January 1, 2015, we began to record loans held-for-investment in, and ABS issued by, consolidated Sequoia entities at fair value. See Note 3 for further discussion.

(2)	These assets are included in other assets on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

During the three and nine months ended September 30, 2015, we elected the fair value option for $9 million and $68 million of residential subordinate securities, zero and $33 million of residential senior securities, $2.91 billion and $8.09 billion of residential loans (principal balance), $168 million and $518 million of commercial loans (principal balance), and $23 million and $74 million of MSRs, respectively. We anticipate electing the fair value option for all future purchases of residential loans and commercial senior loans that we intend to sell to third parties or transfer to securitizations as well as for MSRs purchased or retained from sales of residential loans.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at September 30, 2015, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2015

September 30, 2015	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$4,035,228	$—	$236,314	$3,798,914
Commercial loans	150,852	—	—	150,852
Trading securities	114,211	—	—	114,211
Available-for-sale securities	971,013	—	—	971,013
Derivative assets	38,623	8,910	19,580	10,133
MSRs	162,726	—	—	162,726
Pledged collateral	28,482	28,482	—	—
FHLBC stock	30,001	30,001	—	—
Guarantee asset	5,120	—	—	5,120

Liabilities
Derivative liabilities	$88,044	$15,182	$72,415	$447
Commercial secured borrowings	65,578	—	—	65,578
ABS issued	1,105,588	—	—	1,105,588

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2015.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets							Liabilities
	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives(1)	Commercial Secured Borrowings	ABS Issued
(In Thousands)
Beginning balance - December 31, 2014	$1,677,984	$237,496	$111,606	$1,267,624	$139,293	$7,201	$1,119	$66,707	$—
Transfer to FVO (2)	1,370,699	—	—	—	—	—	—	—	1,302,216
Principal paydowns	(369,576)	(584)	(1,722)	(101,944)	—	—	—	(416)	(201,885)
Gains (losses) in net income, net	8,024	10,068	(15,970)	43,860	(32,337)	(1,954)	51,638	(750)	6,198
Unrealized losses in OCI, net	—	—	—	(15,789)	—	—	—	—	—
Acquisitions	4,084,501	517,894	101,429	14,788	73,976	—	—	—	—
Sales	(2,968,446)	(614,022)	(81,132)	(237,886)	(18,206)	—	—	—	(1,362)
Other settlements, net	(4,272)	—	—	360	—	(127)	(43,071)	37	421
Ending balance - September 30, 2015	$3,798,914	$150,852	$114,211	$971,013	$162,726	$5,120	$9,686	$65,578	$1,105,588
(1) For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.
(2) Upon adoption of ASU 2014-13 on January 1, 2015, loans held-for-investment in, and ABS issued by, consolidated financial entities are now recorded at fair value. See Note 3 for further discussion.
The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at September 30, 2015 and 2014. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and nine months ended September 30, 2015 and 2014 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2015 and 2014 Included in Net Income

	Included in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Assets
Residential loans at Redwood	$16,451	$7,280	$12,115	$8,524
Residential loans at consolidated Sequoia entities	(419)	—	4,912	—
Commercial loans	3,175	2,009	1,971	2,009
Trading securities	(8,298)	(1,882)	(13,274)	(16,033)
Available-for-sale securities	(226)	(188)	(226)	(434)
MSRs	(25,523)	3,509	(15,989)	(3,184)
Other assets - Guarantee asset	(1,098)	—	(1,799)	—

Liabilities
Loan purchase commitments	$9,736	$932	$9,806	$932
Commercial secured borrowing	(454)	(420)	750	1,339
ABS issued	300	—	(6,198)	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents information on assets recorded at fair value on a non-recurring basis at September 30, 2015. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our balance sheet at September 30, 2015.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at September 30, 2015

					Gain (Loss) for
September 30, 2015	Carrying Value	Fair Value Measurements Using			Three Months Ended	Nine Months Ended
(In Thousands)		Level 1	Level 2	Level 3	September 30, 2015	September 30, 2015
Assets
Residential loans, at lower of cost or fair value	$1,099	$—	$—	$1,099	$1	$2
REO	3,120	—	—	3,120	(621)	(748)
The following table presents the net gains and losses recorded in each line item of our consolidated statements of income for the three and nine months ended September 30, 2015 and 2014.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Mortgage banking and investment activities, net
Residential loans held-for-sale, at fair value	$11,010	$13,489	$9,892	$34,608
Residential loan purchase and forward sale commitments	25,173	2,487	44,482	6,077
Residential loans held-for-investment, at Redwood	9,077	(991)	5,170	(991)
Consolidated Sequoia entities (1)	(500)	(361)	(2,277)	(825)
Commercial loans, at fair value	3,974	4,305	10,819	13,644
Trading securities	(8,783)	(1,909)	(15,946)	(15,072)
Impairments on AFS securities	(226)	(188)	(226)	(565)
Risk management derivatives, net	(52,749)	(4,036)	(60,060)	(29,145)
Guarantee asset	(1,297)	—	(2,081)	—
Other investments	199	—	282	—
Total mortgage banking and investment activities, net(2)	$(14,122)	$12,796	$(9,945)	$7,731
MSR Income (loss), net
MSRs	$(28,496)	$2,321	$(32,337)	$(5,944)
Risk management derivatives, net	23,551	—	1,736	—
Total MSR income (loss), net (3)	$(4,945)	$2,321	$(30,601)	$(5,944)
Total market valuation gains and losses, net	$(19,067)	$15,117	$(40,546)	$1,787

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

(2)
Mortgage banking and investment activities, net presented above does not include fee income or provisions for repurchases that are components of mortgage banking and investment activities, net presented on our consolidated statements of income, as these amounts do not represent market valuation changes.

(3)
MSR Income (loss), net presented above does not include net fee income or provisions for repurchases that are components of MSR Income (loss), net on our consolidated statements of income, as these amounts do not represent market valuation adjustments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

At September 30, 2015, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2014. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

September 30, 2015	Fair Value				Weighted Average
(Dollars in Thousands, except input values)		Unobservable Input	Range
Assets
Residential loans, at fair value:
Jumbo fixed rate loans uncommitted to sell	$2,032,815	IO Multiple	3.8 - 4.0	x	3.8	x
		Prepayment rate (annual CPR)	12 - 15%		14%
		Senior spread to TBA price	$3.56 - $3.56		$3.56
		Subordinate spread to swap rate	373 - 373	bps	373	bps
		Credit support	5 - 5%		5%
		Whole loan spread to TBA price	$2.90 - $4.27		$4.08

Jumbo hybrid loans uncommitted to sell	158,149	Spread to swap rate	125 - 165	bps	138	bps

Jumbo loans committed to sell	437,704	Committed Sales Price	$102.1 - $103.0		$102.4

Loans held by consolidated Sequoia entities (1)	1,170,246	Liability price	N/A		N/A

Residential loans, at lower of cost or fair value	1,099	Loss severity	13 - 30%		21%

Commercial loans, at fair value	150,852	Spread to swap rate	195 - 195	bps	195	bps
		Credit support	23 - 23%		23%

Trading and AFS securities	1,085,224	Discount rate	4 - 12%		7%
		Prepayment rate (annual CPR)	1 - 35%		13%
		Default rate	0 - 35%		8%
		Loss severity	20 - 65%		34%
		Credit support	0 - 49%		4%

MSRs	162,726	Discount rate	8 - 12%		10%
		Prepayment rate (annual CPR)	5 - 55%		12%
		Per loan annual cost to service	$72 - $82		$78

Guarantee asset	5,120	Discount rate	10 - 10%		10%
		Prepayment rate (annual CPR)	16 - 16%		16%

REO	3,120	Loss severity	0 - 89%		52%

Loan purchase commitments, net (2)	9,687	MSR Multiple	0 - 5.0	x	3.0	x
		Fallout rate	2 - 98%		34%

Liabilities
ABS issued by consolidated Sequoia entities (1)	1,105,588	Discount rate	5 - 9%		5%
		Prepayment rate (annual CPR)	6 - 20%		13%
		Default rate	0 - 12%		6%
		Loss severity	20 - 32%		27%
		Credit support	0 - 70%		12%

Commercial secured financing	65,578	Spread to swap rate	194 - 195	bps	194	bps
		Credit support	23 - 23%		23%

(1)
Upon adoption of ASU 2014-13 on January 1, 2015, we began to record loans held-for-investment in, and ABS issued by, consolidated Sequoia entities at fair value. In accordance with this new guidance, the fair value of the loans in these entities was based on the fair value of the liabilities issued by these entities, which we determined were more readily observable. See Note 3 for further discussion.

(2)	For the purpose of this presentation, loan purchase commitment assets and liabilities are presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Residential loans
Estimated fair values for residential loans are determined using models that incorporate various observable inputs, including pricing information from recent securitizations and whole loan sales. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices for senior RMBS and index swap rates (Level 3). Pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed swap rates (Level 3). Other observable inputs include Agency RMBS transactions, benchmark interest rates, and prepayment rates. These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions.
Estimated fair values for conforming loans are determined based upon quoted market prices (Level 2). Conforming loans are mortgage loans that conform to Agency guidelines. As necessary, these values are adjusted for servicing value, market conditions and liquidity.
Commercial loans
Estimated fair values for senior commercial loans held-for-sale are determined by an exit price to securitization. Certain significant inputs in the valuation analysis are Level 3 in nature. Relevant market indicators that are factored into the analyses include pricing points for current third-party Commercial Mortgage-Backed Securities (“CMBS”) sales, pricing points for secondary sales of CMBS, yields for synthetic instruments that use CMBS bonds as an underlying index, indexed swap yields, credit rating agency guidance on expected credit enhancement levels for newly issued CMBS transactions, and interest rates (Level 3). In certain cases, commercial senior mortgage loans are valued based on third-party offers for the loans for purchase into securitization (Level 2). The estimated fair value of our senior commercial loans would generally decrease based upon an increase in credit spreads or required credit support.
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
September 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at September 30, 2015, we received dealer price indications on 78% of our securities, representing 91% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.
Derivative assets and liabilities
Our derivative instruments include swaps, swaptions, TBAs, financial futures, CMBX credit default index swaps, loan purchase commitments ("LPCs"), and forward sale commitments ("FSCs"). Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. TBA and financial futures fair values are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2). LPC fair values are estimated based on quoted Agency MBS prices, estimates of the fair value of the MSRs we expect to retain in the sale of the loans, and the probability that the mortgage loan will be purchased (Level 3). FSC fair values are obtained using quoted Agency prices. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2).
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
As part of our MSR valuation process, we received a valuation estimate from a third-party valuations firm. In the aggregate, our internal valuation of the MSRs were within 1% of the third-party valuation.
FHLBC Stock
Our Federal Home Loan Bank ("FHLB") member subsidiary is required to purchase Federal Home Loan Bank of Chicago ("FHLBC") stock under a borrowing agreement between our FHLBC member subsidiary and the FHLBC. Under this agreement, the stock is redeemable at face value, which represents the carrying value and fair value of the stock (Level 1).
Guarantee Asset
The guarantee asset represents the estimated fair value of cash flows we are contractually entitled to receive related to a risk sharing arrangement with Fannie Mae. Significant inputs in the valuation analysis are Level 3, due to the nature of this asset and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant inputs include prepayment rates and market discount rate (Level 3). An increase in prepayment speed or market discount rate will reduce the estimated fair value of the guarantee asset.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
September 30, 2015
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
Note 6. Residential Loans
We acquire residential loans from third-party originators. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at September 30, 2015 and December 31, 2014.
Table 6.1 – Classifications and Carrying Values of the Residential Loans

September 30, 2015
(In Thousands)	Redwood	Sequoia (1)	Total
Held-for-sale
Fair value - conforming	$236,314	$—	$236,314
Fair value - jumbo	1,268,391	—	1,268,391
Lower of cost or fair value	1,446	—	1,446
Held-for-investment
Fair value - jumbo	1,360,277	1,170,246	2,530,523
Total Residential Loans	$2,866,428	$1,170,246	$4,036,674

December 31, 2014
(In Thousands)	Redwood	Sequoia (1)	Total
Held-for-sale
Fair value - conforming	$244,714	$—	$244,714
Fair value - jumbo	1,096,317	—	1,096,317
Lower of cost or fair value	1,488	—	1,488
Held-for-investment
Fair value - jumbo	581,668	—	581,668
At amortized cost	—	1,474,386	1,474,386
Total Residential Loans	$1,924,187	$1,474,386	$3,398,573

(1)	Upon adoption of ASU 2014-13 on January 1, 2015, we began to record loans held-for-investment at consolidated Sequoia entities at fair value. See Note 3 for further discussion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 6. Residential Loans - (continued)

At September 30, 2015, we owned mortgage servicing rights associated with $2.22 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our balance sheet. We contract with a licensed sub-servicer that performs servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
At September 30, 2015, we owned 2,669 loans held-for-sale at fair value with an unpaid principal balance of $1.46 billion, compared to 2,273 loans with an unpaid principal balance of $1.30 billion at December 31, 2014. At September 30, 2015 and December 31, 2014, none of these loans were greater than 90 days delinquent and none of these loans were in foreclosure.
During the three and nine months ended September 30, 2015, we purchased $2.91 billion and $8.09 billion (principal balance) of loans, respectively, for which we elected the fair value option and recorded $11 million and $10 million of positive valuation adjustments, respectively, on residential loans held-for-sale at fair value through mortgage banking and investment activities, net, a component of our consolidated statements of income. During the three and nine months ended September 30, 2015, we sold $2.07 billion and $7.00 billion (principal balance) of loans held-for-sale, respectively. At September 30, 2015, loans held-for-sale with a market value of $1.30 billion were pledged as collateral under short-term borrowing agreements.
At Lower of Cost or Fair Value
At September 30, 2015 and December 31, 2014, we held nine residential loans at the lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $1 million for both periods.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At September 30, 2015, we owned 1,808 held-for-investment loans at Redwood with an unpaid principal balance of $1.33 billion compared to 803 loans with an unpaid principal balance of $566 million at December 31, 2014. At September 30, 2015, none of these loans were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2014, one of these loans was greater than 90 days delinquent and none of the loans were in foreclosure.
During the three and nine months ended September 30, 2015, we transferred loans with a fair value of $300 million and $962 million, respectively, from held-for-sale to held-for-investment. During the three months ended September 30, 2015, we transferred loans with a fair value of $67 million from held-for-investments to held-for-sale. During the three and nine months ended September 30, 2015, we recorded positive $9 million and positive $5 million of valuation adjustments, respectively, on residential loans held-for-investment at fair value through mortgage banking and investment activities, net, a component of our consolidated statements of income. At September 30, 2015, $1.36 billion of these loans were pledged as collateral under a borrowing agreement with the FHLBC.
The outstanding loans held-for-investment at Redwood at September 30, 2015 were originated in 2014 and 2015 and the weighted average FICO score of borrowers backing these loans was 772 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 64% (at origination). At September 30, 2015, these loans were comprised of 97% fixed-rate loans with a weighted average coupon of 4.10%, and the remainder were hybrid loans with a weighted average coupon of 3.41%.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 6. Residential Loans - (continued)

The following table details the carrying value for residential loans held-for-investment at consolidated Sequoia entities at September 30, 2015 and December 31, 2014.
Table 6.2 – Carrying Value for Held-for-Investment Residential Loans at Sequoia Entities

(In Thousands)	September 30, 2015	December 31, 2014
Principal balance	$1,275,609	$1,483,213
Unamortized premium, net	—	12,511
Allowance for loan losses	—	(21,338)
Valuation adjustment	(105,363)	—
Carrying value	$1,170,246	$1,474,386
At September 30, 2015, we owned 4,815 held-for-investment loans at consolidated Sequoia entities, as compared to 5,315 loans at December 31, 2014. The weighted average FICO score of borrowers backing these loans was 732 (at origination) and the weighted average LTV ratio of these loans was 66% (at origination). At September 30, 2015 and December 31, 2014, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $63 million and $73 million, respectively, and the unpaid principal balance of loans in foreclosure was $32 million and $39 million, respectively. During the three and nine months ended September 30, 2015, we recorded negative $0.4 million and positive $5 million, respectively, of net valuation adjustments on these loans through mortgage banking and investment activities, net on our consolidated statements of income.
Note 7. Commercial Loans
We invest in commercial loans that we originate as well as loans that we acquire from third-party originators. The following table summarizes the classifications and carrying value of commercial loans at September 30, 2015 and December 31, 2014.
Table 7.1 – Classifications and Carrying Value of Commercial Loans

(In Thousands)	September 30, 2015	December 31, 2014
Held-for-sale, at fair value	$80,756	$166,234
Held-for-investment
At fair value	70,096	71,262
At amortized cost	317,305	329,431
Total Commercial Loans	$468,157	$566,927
Of the held-for-investment commercial loans at amortized cost shown above at September 30, 2015 and December 31, 2014, $180 million and $195 million, respectively, were financed through the Commercial Securitization entity.
Commercial Loans Held-for-Sale at Fair Value
Commercial loans held-for-sale include loans we originate and intend to sell to third parties. At September 30, 2015, we held 7 senior commercial mortgage loans at fair value, with an aggregate outstanding principal balance of $78 million and an aggregate fair value of $81 million. As of December 31, 2014, there were 13 senior commercial mortgage loans at fair value, with an aggregate outstanding principal balance of $163 million and an aggregate fair value of $166 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Note 7. Commercial Loans - (continued)

During the three and nine months ended September 30, 2015, we acquired $168 million and $518 million (principal balance), respectively, of senior commercial loans for which we elected the fair value option and sold $254 million and $602 million (principal balance), respectively, of loans to third parties. During the three months ended September 30, 2015 and 2014, we recorded positive $4 million of valuation adjustments for both periods on senior commercial mortgage loans for which we elected the fair value option through mortgage banking and investment activities, net on our consolidated statements of income. During the nine months ended September 30, 2015 and 2014, we recorded positive $11 million and positive $14 million, respectively, of valuation adjustments on senior commercial mortgage loans for which we elected the fair value option through mortgage banking and investment activities, net on our consolidated statements of income. At September 30, 2015, all commercial loans held-for-sale were current and loans with a market value of $53 million were pledged as collateral under short-term borrowing arrangements.
Commercial Loans Held-for-Investment
At Fair Value
Commercial loans held-for-investment at fair value include senior mortgage loans for which we have elected the fair value option and have been split into senior A-notes and junior B-notes. Although the A-notes for each of the loans were sold, the transfers did not qualify for sale accounting treatment and we treated the sales as secured borrowings. At September 30, 2015, we held three of these A/B notes with an aggregate outstanding principal balance of $67 million and an aggregate fair value of $70 million. At December 31, 2014, we held three A/B notes, with an aggregate outstanding principal balance of $68 million and an aggregate fair value of $71 million. We carry the A-notes and associated secured commercial borrowings at the same fair values and the periodic valuation adjustments associated with these assets and liabilities offset through mortgage banking and investment activities, net on our consolidated statements of income. During the three and nine months ended September 30, 2015 and 2014, there were no net changes in the fair value of the B-notes, in which we retain an actual economic interest. The carrying value of the B-notes at both September 30, 2015 and December 31, 2014 were $5 million.
At Amortized Cost
Commercial loans held-for-investment at amortized cost include loans we originate and preferred equity investments we make or, in either case, acquire from third parties. As of September 30, 2015, these loans primarily include mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.
The following table provides additional information for our commercial loans held-for-investment at amortized cost at September 30, 2015 and December 31, 2014.
Table 7.2 – Carrying Value for Commercial Loans Held-for-Investment

(In Thousands)	September 30, 2015	December 31, 2014
Principal balance	$328,925	$341,750
Unamortized discount, net	(4,279)	(4,862)
Recorded investment	324,646	336,888
Allowance for loan losses	(7,341)	(7,457)
Carrying Value	$317,305	$329,431
At September 30, 2015 and December 31, 2014, we held 62 and 60, respectively, commercial loans held-for-investment at amortized cost. During the three and nine months ended September 30, 2015, we originated or acquired $13 million and $22 million, respectively, of commercial loans held-for-investment at amortized cost. Of the $325 million of recorded investment in commercial loans held-for-investment at September 30, 2015, 7% was originated in 2015, 18% was originated in 2014, 15% was originated in 2013, 32% was originated in 2012, 24% was originated in 2011, and 4% was originated in 2010.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Note 7. Commercial Loans - (continued)

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
The following table presents the principal balance of commercial loans held-for-investment by risk category.
Table 7.3 – Principal Balance of Commercial Loans Held-for-Investment by Risk Category

(In Thousands)	September 30, 2015	December 31, 2014
Pass	$303,462	$316,122
Watch list	25,463	25,628
Total Commercial Loans Held-for-Investment	$328,925	$341,750
The following table summarizes the activity in the allowance for commercial loan losses for the three and nine months ended September 30, 2015 and 2014.
Table 7.4 – Activity in the Allowance for Commercial Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Balance at beginning of period	$7,401	$8,317	$7,456	$7,373
Charge-offs, net	—	—	—	—
(Reversal of) provision for loan losses	(60)	(888)	(115)	56
Balance at End of Period	$7,341	$7,429	$7,341	$7,429
At September 30, 2015 and December 31, 2014, all of our commercial loans collectively evaluated for impairment were current. We did not have any commercial loans individually evaluated for impairment at either September 30, 2015 or December 31, 2014. The following table summarizes the balances for loans collectively evaluated for impairment at September 30, 2015 and December 31, 2014.
Table 7.5 – Loans Collectively Evaluated for Impairment Review

(In Thousands)	September 30, 2015	December 31, 2014
Principal balance	$328,925	$341,750
Recorded investment	324,646	336,888
Related allowance	7,341	7,457

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 8. Real Estate Securities
We invest in residential mortgage-backed securities. The following table presents the fair values of our real estate securities by type at September 30, 2015 and December 31, 2014.
Table 8.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	September 30, 2015	December 31, 2014
Trading	$114,211	$111,606
Available-for-sale	971,013	1,267,624
Total Real Estate Securities	$1,085,224	$1,379,230
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
Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. At September 30, 2015, our trading securities included $36 million of interest-only securities, for which there is no principal balance, $22 million of senior securities and $56 million of subordinate securities. The unpaid principal balance of senior and subordinate securities classified as trading securities was $22 million and $70 million, respectively, at September 30, 2015. During the three and nine months ended September 30, 2015, we acquired $9 million and $103 million (principal balance), respectively, of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $2 million and $81 million, respectively, of such securities. During the three months ended September 30, 2015 and 2014, we recorded negative $9 million and negative $2 million, respectively, of valuation adjustments on trading securities, included in mortgage banking and investment activities, net on our consolidated income statements. During the nine months ended September 30, 2015 and 2014, we recorded negative $16 million and negative $15 million, respectively, of valuation adjustments on trading securities, included in mortgage banking and investment activities, net on our consolidated statements of income.
The following table presents trading securities by collateral type at September 30, 2015 and December 31, 2014.
Table 8.2 – Trading Securities by Collateral Type

(In Thousands)	September 30, 2015	December 31, 2014
Senior Securities
Prime	$51,308	$93,802
Non-prime	6,514	7,951
Total Senior Securities	57,822	101,753
Subordinate Securities
Prime mezzanine	38,750	—
Prime subordinate	17,639	9,853
Total Subordinate Securities	56,389	9,853
Total Trading Securities	$114,211	$111,606

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 8. Real Estate Securities - (continued)

AFS Securities
The following table presents the fair value of our available-for-sale securities held at Redwood by collateral type at September 30, 2015 and December 31, 2014.
Table 8.3 – Available-for-Sale Securities by Collateral Type

(In Thousands)	September 30, 2015	December 31, 2014
Senior Securities
Prime	$251,273	$307,813
Non-prime	158,040	179,744
Total Senior Securities	409,313	487,557
Re-REMIC Securities	167,639	168,347
Subordinate Securities
Prime mezzanine (1)	233,458	448,838
Prime subordinate (2)	160,603	162,882
Total Subordinate Securities	394,061	611,720
Total AFS Securities	$971,013	$1,267,624
(1) Mezzanine includes securities initially rated AA, A and BBB- and issued in 2012 or later.
(2) Subordinate securities includes less than $1 million of non-prime securities at both September 30, 2015, and December 31, 2014.
The senior securities shown above at September 30, 2015 and December 31, 2014, included $81 million and $105 million, respectively, of prime securities, and $100 million and $117 million, respectively, of non-prime securities that were financed through the Residential Resecuritization entity, as discussed in Note 4. As of September 30, 2015, AFS securities with a carrying value of $587 million were pledged as collateral under short-term borrowing agreements. See Note 12 for additional information on short-term debt.
During the three and nine months ended September 30, 2015, we purchased zero and $15 million of AFS securities, respectively, and sold $35 million and $237 million of AFS securities, respectively, which resulted in net realized gains of $4 million and $14 million, respectively. During the three and nine months ended September 30, 2014, we purchased $41 million and $192 million of AFS securities, respectively, and sold $395 million and $396 million of AFS securities, respectively, which resulted in net realized gains of $8 million and $9 million, respectively.
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
At September 30, 2015, there were less than $1 million of AFS securities with contractual maturities less than five years, $2 million of AFS securities with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 8. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at September 30, 2015 and December 31, 2014.
Table 8.4 – Carrying Value of AFS Securities

September 30, 2015	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$257,526	$174,285	$192,215	$490,891	$1,114,917
Credit reserve	(2,377)	(8,964)	(11,135)	(32,865)	(55,341)
Unamortized discount, net	(27,476)	(25,505)	(74,377)	(134,371)	(261,729)
Amortized cost	227,673	139,816	106,703	323,655	797,847
Gross unrealized gains	26,899	18,515	60,936	71,226	177,576
Gross unrealized losses	(3,299)	(291)	—	(820)	(4,410)
Carrying Value	$251,273	$158,040	$167,639	$394,061	$971,013

December 31, 2014	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$311,573	$196,258	$195,098	$742,150	$1,445,079
Credit reserve	(3,660)	(9,644)	(15,202)	(41,561)	(70,067)
Unamortized discount, net	(34,782)	(31,491)	(79,611)	(150,458)	(296,342)
Amortized cost	273,131	155,123	100,285	550,131	1,078,670
Gross unrealized gains	35,980	24,682	68,062	63,026	191,750
Gross unrealized losses	(1,298)	(61)	—	(1,437)	(2,796)
Carrying Value	$307,813	$179,744	$168,347	$611,720	$1,267,624
The following table presents the changes for the three and nine months ended September 30, 2015, in unamortized discount and designated credit reserves on residential AFS securities.
Table 8.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$61,700	$273,119	$70,067	$296,342
Amortization of net discount	—	(9,115)	—	(28,277)
Realized credit losses	(1,706)	—	(7,420)	—
Acquisitions	—	—	858	5,705
Sales, calls, other	(1,632)	(5,522)	(1,632)	(18,799)
Impairments	—	226	—	226
Transfers to (release of) credit reserves, net	(3,021)	3,021	(6,532)	6,532
Ending Balance	$55,341	$261,729	$55,341	$261,729

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 8. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at September 30, 2015 and December 31, 2014.
Table 8.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
September 30, 2015	$87,796	$(2,090)	$85,706	$82,383	$(2,320)	$80,063
December 31, 2014	126,681	(1,374)	125,307	70,676	(1,422)	69,254
At September 30, 2015, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 247 AFS securities, of which 30 were in an unrealized loss position and 15 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2014, our consolidated balance sheet included 290 AFS securities, of which 31 were in an unrealized loss position and 10 were in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $4 million at September 30, 2015. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At September 30, 2015, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
During the three and nine months ended September 30, 2015, we recognized less than $1 million of OTTI losses related to our AFS securities. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at September 30, 2015.
Table 8.7 – Significant Valuation Assumptions

Range for Securities
September 30, 2015	Prime	Non-prime
Prepayment rates	10 - 20%	10 - 12%
Projected losses	0 - 9%	5 - 9%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 8. Real Estate Securities - (continued)

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at September 30, 2015 and 2014, for which a portion of an OTTI was recognized in other comprehensive income.
Table 8.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Balance at beginning of period	$32,696	$34,256	$33,849	$37,149
Additions
Initial credit impairments	226	—	226	261
Subsequent credit impairments	—	—	—	70
Reductions
Securities sold, or expected to sell	—	(18)	(348)	(922)
Securities with no outstanding principal at period end	(446)	—	(1,251)	(2,320)
Balance at End of Period	$32,476	$34,238	$32,476	$34,238
Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and nine months ended September 30, 2015 and 2014.
Table 8.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Gross realized gains - sales	$4,053	$10,227	$14,315	$11,219
Gross realized gains - calls	1,607	462	1,967	1,449
Gross realized losses - sales	—	(2,713)	—	(2,713)
Gross realized losses - calls	(112)	—	(112)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$5,548	$7,976	$16,170	$9,955

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 9. Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with a licensed sub-servicer to perform all servicing functions for these loans. The following table presents the fair value of MSRs and the aggregate principal amounts of associated loans as of September 30, 2015 and December 31, 2014.
Table 9.1 – Fair Value of MSRs and Aggregate Principal Amounts of Associated Loans

	September 30, 2015		December 31, 2014
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Mortgage Servicing Rights
Conforming Loans	$108,593	$10,790,874	$81,301	$7,705,146
Jumbo Loans	54,133	5,943,725	57,992	5,962,784
Total Mortgage Servicing Rights	$162,726	$16,734,599	$139,293	$13,667,930
The following table presents activity for MSRs for the three and nine months ended September 30, 2015 and 2014.
Table 9.2 – Activity for MSRs

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Balance at beginning of period	$168,462	$71,225	$139,293	$64,824
Additions	22,760	61,606	73,976	76,272
Sales	—	—	(18,206)	—
Changes in fair value due to:
Changes in assumptions (1)	(23,786)	4,323	(18,653)	(318)
Other changes (2)	(4,710)	(2,002)	(13,684)	(5,626)
Balance at End of Period	$162,726	$135,152	$162,726	$135,152

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to realization of expected cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 9. Mortgage Servicing Rights - (continued)

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we acquire and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. We hold our MSR investments at a taxable REIT subsidiary. The following table details the retention and purchase of MSRs during the three and nine months ended September 30, 2015.
Table 9.3 – MSR Additions

(In Thousands)	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Jumbo MSR additions:
From securitization	$—	$—	$7,874	$835,254
From loan sales	237	21,775	501	48,042
Total jumbo MSR additions	237	21,775	8,375	883,296
Conforming MSR additions:
From loan sales	$15,201	$1,384,126	$43,901	$4,085,655
From purchases	7,322	728,370	21,700	2,072,284
Total conforming MSR additions	22,523	2,112,496	65,601	6,157,939
Total MSR Additions	$22,760	$2,134,271	$73,976	$7,041,235
The following table presents the components of our MSR income.
Table 9.4 – Components of MSR Income (Loss), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Servicing income
Income	$10,028	$4,590	$28,199	$12,287
Cost of sub-servicer	(1,313)	(437)	(3,704)	(1,040)
Net servicing income	8,715	4,153	24,495	11,247
Market valuation changes of MSRs	(28,496)	2,321	(32,337)	(5,944)
Market valuation changes of associated derivatives (1)	23,551	—	1,736	—
MSR provision for repurchases	(221)	(653)	(439)	(653)
MSR Income (Loss), Net	$3,549	$5,821	$(6,545)	$4,650

(1)	In the second quarter of 2015, we began to identify specific derivatives used to hedge the exposure of our MSRs to changes in market interest rates. See Note 2 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 10. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at September 30, 2015 and December 31, 2014.
Table 10.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	September 30, 2015		December 31, 2014
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$4,351	$475,000	$—	$—
TBAs	8,910	1,460,500	6,654	1,074,000
Swaptions	12,437	925,000	7,006	575,000
Credit default index swaps	2,792	50,000	1,597	50,000
Assets - Other Derivatives
Loan purchase commitments	10,133	1,338,694	1,160	288,467
Total Assets	$38,623	$4,249,194	$16,417	$1,987,467

Liabilities - Cash Flow Hedges
Interest rate swaps	$(51,853)	$139,500	$(46,845)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(20,562)	1,009,500	(1,328)	206,000
TBAs	(14,994)	1,915,000	(9,506)	1,110,000
Futures	(188)	36,000	(372)	90,000
Liabilities - Other Derivatives
Loan purchase commitments	(447)	189,289	(41)	27,324
Loan forward sale commitments	—	—	(239)	102,793
Total Liabilities	$(88,044)	$3,289,289	$(58,331)	$1,675,617
Total Derivative Financial Instruments, Net	$(49,421)	$7,538,483	$(41,914)	$3,663,084

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Note 10. Derivative Financial Instruments - (continued)

Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheet, we may enter into derivative contracts. At September 30, 2015, we were party to swaps and swaptions with an aggregate notional amount of $2.41 billion, TBA contracts sold with an aggregate notional amount of $3.38 billion, and financial futures contracts with an aggregate notional amount of $36 million. At December 31, 2014, we were party to swaps and swaptions with an aggregate notional amount of $920 million, TBA contracts sold with an aggregate notional amount of $2.18 billion, and financial futures contracts with an aggregate notional amount of $90 million. Net market valuation adjustments on risk management derivatives were negative $29 million and negative $58 million for the three and nine months ended September 30, 2015, respectively. Net market valuation adjustments on risk management derivatives were negative $4 million and negative $29 million for the three and nine months ended September 30, 2014, respectively. These net market valuation adjustments are recorded in mortgage banking and investment activities, net and MSR income (loss), net on our consolidated statements of income.
Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. Net valuation adjustments on LPCs and FSCs were positive $25 million and positive $44 million for the three and nine months ended September 30, 2015, respectively, and are recorded in mortgage banking and investment activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the three months ended September 30, 2015 and 2014, changes in the values of designated cash flow hedges were negative $12 million and negative $3 million, respectively, and were recorded in accumulated other comprehensive income, a component of equity. For the nine months ended September 30, 2015 and 2014, changes in the values of designated cash flow hedges were negative $5 million and negative $17 million, respectively. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $51 million and $46 million at September 30, 2015 and December 31, 2014, respectively. For both the three and nine months ended September 30, 2015 and 2014, we reclassified less than $1 million of unrealized losses on derivatives to interest expense. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated income statements, over the remaining life of the hedge liabilities.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and nine months ended September 30, 2015 and 2014.
Table 10.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Net interest expense on cash flows hedges	$(1,466)	$(1,487)	$(4,425)	$(4,465)
Realized expense due to ineffective portion of cash flow hedges	—	—	—	—
Realized net losses reclassified from other comprehensive income	(19)	(32)	(77)	(131)
Total Interest Expense	$(1,485)	$(1,519)	$(4,502)	$(4,596)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Note 10. Derivative Financial Instruments - (continued)

Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At September 30, 2015, we assessed this risk as remote and did not record a specific valuation adjustment.
At September 30, 2015, we had outstanding derivative agreements with eight counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.
Note 11. Other Assets and Liabilities
Other assets at September 30, 2015 and December 31, 2014, are summarized in the following table.
Table 11.1 – Components of Other Assets

(In Thousands)	September 30, 2015	December 31, 2014
Margin receivable	$97,685	$65,374
FHLBC stock	30,001	10,688
Pledged collateral	28,482	9,927
Investment receivable	11,977	1,103
Income tax receivables	10,879	175
Guarantee asset	5,120	7,201
Fixed assets and leasehold improvements (1)	5,070	3,008
REO	3,902	4,391
Prepaid expenses	3,502	3,372
Deposits	—	5,000
Other	4,978	3,657
Total Other Assets	$201,596	$113,896

(1)	Fixed assets and leasehold improvements have a basis of $6 million and accumulated depreciation of $1 million at September 30, 2015.
Accrued expenses and other liabilities at September 30, 2015 and December 31, 2014 are summarized in the following table.
Table 11.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	September 30, 2015	December 31, 2014
Accrued compensation	$15,687	$19,273
Margin payable	20,529	6,455
Guarantee obligations	13,394	7,201
Current accounts payable	8,341	2,112
Residential loan and MSR repurchase reserve	5,768	3,724
Accrued operating expenses	3,508	3,334
Legal reserve	2,000	2,000
Unsettled trades	1,355	—
Income tax payable	594	—
Other	4,792	8,145
Total Other Liabilities	$75,968	$52,244

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Note 11. Other Assets and Liabilities - (continued)

Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our derivatives, master repurchase agreements, and warehouse facilities counterparties, whereby we or the counterparty were required to post collateral.
Investment Receivable and Unsettled Trades
In accordance with our policy to record purchases and sales of securities on the trade date, if the trade and settlement of a purchase or sale crosses over a quarterly reporting period, we will record an investment receivable for sales and an unsettled trades liability for purchases.
Guarantee Asset, Pledged Collateral, and Guarantee Obligation
The pledged collateral, guarantee asset, and guarantee obligations presented in the tables above are related to the risk sharing arrangements we entered into with Fannie Mae and Freddie Mae. See Note 15 for additional information on our risk sharing arrangements.
REO
The carrying value of REO at September 30, 2015, was $4 million, which includes the net effect of $6 million related to transfers into REO during the nine months ended September 30, 2015, offset by $3 million of REO liquidations, and $3 million of negative market valuation adjustments. At September 30, 2015 and December 31, 2014, there were 19 and 22 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities.
See Note 15 for additional information on the legal and residential repurchase reserves.
Note 12. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At September 30, 2015, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
The table below summarizes the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information of the short-term debt at September 30, 2015 and December 31, 2014 by the type of collateral securing the debt.
Table 12.1 – Short-Term Debt by Collateral Type

	September 30, 2015
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Collateral Type
Held-for-sale residential loans	4	$1,161,202	$1,550,000	1.73%	12/2015-6/2016	147
Held-for-investment residential loans (1)	1	125,689	—	0.19%	7/2016-9/2016	286
Commercial loans	3	110,408	450,000	3.59%	11/2015-9/2016	225
Real estate securities	8	475,494	—	1.44%	10/2015-12/2015	18
Total	16	$1,872,793		1.67%		128

(1)
Amount represents the portion of our borrowings from the FHLBC that were due within 12 months as of September 30, 2015. See Note 14 for additional information on our FHLB-member subsidiary's borrowing agreement with the FHLBC.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Note 12. Short-Term Debt - (continued)

	December 31, 2014
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Collateral Type
Held-for-sale residential loans	5	$1,076,188	$1,550,000	1.74%	2/2015-12/2015	156
Commercial loans	3	109,128	400,000	3.66%	4/2015-10/2016	185
Real estate securities	9	608,509	—	1.38%	1/2015-3/2015	20
Total	17	$1,793,825		1.73%		112
Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At September 30, 2015, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
During the three months ended September 30, 2015, $26 million of FHLBC borrowings were reclassified from long-term debt to short-term debt as the maturity was less than one year as of September 30, 2015. In addition, during the three months ended September 30, 2015, our FHLB-member subsidiary borrowed $100 million from the FHLBC that was due within 12 months as of September 30, 2015.
The fair value of held-for-sale residential loans, commercial loans, and real estate securities pledged as collateral was $1.30 billion, $185 million, and $587 million, respectively, at September 30, 2015 and $1.22 billion, $161 million, and $762 million, respectively, at December 31, 2014. For the three and nine months ended September 30, 2015, the average balance of short-term debt was $1.69 billion and $1.56 billion, respectively. At both September 30, 2015 and December 31, 2014, accrued interest payable on short-term debt was $2 million.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value in excess of $11 million at September 30, 2015. At both September 30, 2015 and December 31, 2014, we had no outstanding borrowings on this facility.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of short-term debt at September 30, 2015.
Table 12.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	September 30, 2015
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for sale residential loans	$—	$465,673	$695,529	$1,161,202
Held-for-investment residential loans	—	—	125,689	125,689
Commercial loans	—	45,741	64,667	110,408
Real estate securities	433,435	42,059	—	475,494
Total Short-Term Debt	$433,435	$553,473	$885,885	$1,872,793

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
The carrying values of ABS issued by consolidated securitization entities we sponsored at September 30, 2015 and December 31, 2014, along with other selected information, are summarized in the following table.

Table 13.1 – Asset-Backed Securities Issued

	September 30, 2015
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,220,419	$5,261	$67,946	$1,293,626
Interest-only certificates	4,876	—	—	4,876
Market valuation adjustments (1)	(119,707)	—	—	(119,707)
Total ABS Issued	$1,105,588	$5,261	$67,946	$1,178,795
Range of weighted average interest rates, by series	0.41% to 4.39%	2.20%	5.62%
Stated maturities	2017 - 2041	2046	2018
Number of series	24	1	1

(1)	Upon adoption of ASU 2014-13 on January 1, 2015, we began to account for ABS issued by consolidated Sequoia entities at fair value. See Note 3 for additional information.

	December 31, 2014
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,427,056	$45,044	$83,313	$1,555,413
Interest-only certificates	2,079	—	—	2,079
Unamortized discount	(12,373)	—	—	(12,373)
Total ABS Issued	$1,416,762	$45,044	$83,313	$1,545,119
Range of weighted average interest rates, by series	0.36% to 4.27%	2.16%	5.62%
Stated maturities	2014 - 2041	2046	2018
Number of series	24	1	1

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Note 13. Asset-Backed Securities Issued - (continued)

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At September 30, 2015, $1.18 billion of ABS issued ($1.29 billion principal balance) had contractual maturities after five years. Amortization of Commercial Securitization and Residential Resecuritization deferred ABS issuance costs were less than $1 million for both for the three months ended September 30, 2015 and 2014, respectively. Amortization of Commercial Securitization and Residential Resecuritization deferred ABS issuance costs were less than $1 million and $2 million for the nine months ended September 30, 2015 and 2014, respectively. The following table summarizes the accrued interest payable on ABS issued at September 30, 2015 and December 31, 2014. Interest due on consolidated ABS issued is payable monthly.
Table 13.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2015	December 31, 2014
Sequoia	$770	$976
Residential Resecuritization	1	5
Commercial Securitization	318	390
Total Accrued Interest Payable on ABS Issued	$1,089	$1,371
The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at September 30, 2015 and December 31, 2014.
Table 13.3 – Collateral for Asset-Backed Securities Issued

	September 30, 2015
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,170,246	$—	$—	$1,170,246
Commercial loans	—	—	180,394	180,394
Real estate securities	—	181,253	—	181,253
Restricted cash	191	—	138	329
Accrued interest receivable	1,505	364	1,357	3,226
REO	3,902	—	—	3,902
Total Collateral for ABS Issued	$1,175,844	$181,617	$181,889	$1,539,350

	December 31, 2014
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,474,386	$—	$—	$1,474,386
Commercial loans	—	—	194,991	194,991
Real estate securities	—	221,676	—	221,676
Restricted cash	147	43	137	327
Accrued interest receivable	2,359	477	1,511	4,347
REO	4,391	—	—	4,391
Total Collateral for ABS Issued	$1,481,283	$222,196	$196,639	$1,900,118

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 14. Long-Term Debt

FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. As of September 30, 2015, under this agreement, our subsidiary could incur borrowings up to $1.40 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans and residential mortgage-backed securities. This borrowing agreement is uncommitted, which means that any request made to borrow funds may be declined for any reason, even if at the time of the borrowing request the then-outstanding borrowings are less than the borrowing limits under this agreement. During the three and nine months ended September 30, 2015, our FHLB-member subsidiary borrowed an additional $368 million and $754 million, respectively, under this agreement. At September 30, 2015, $1.25 billion of advances were outstanding under this agreement, of which $1.12 billion were classified as long-term debt, with a weighted average interest rate of 0.35% and a weighted average maturity of nine years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Total advances under this agreement were secured by residential mortgage loans with a fair value of $1.42 billion at September 30, 2015. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At September 30, 2015, our subsidiary held $30 million of FHLBC stock that is included in other assets in our consolidated balance sheets.
Commercial Secured Borrowings
At September 30, 2015, we had commercial secured borrowings of $66 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We bifurcated certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.
Convertible Notes
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on these exchangeable notes was 6.63% and 6.58% for the three and nine months ended September 30, 2015, respectively. At September 30, 2015, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $6 million. At September 30, 2015, these notes were exchangeable at the option of the holder at an exchange rate of 46.1798 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.65 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on these convertible notes was 5.45% and 5.41% for the three and nine months ended September 30, 2015, respectively. At September 30, 2015, the accrued interest payable balance on this debt was $7 million and the unamortized deferred issuance costs were $4 million. At September 30, 2015, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 14. Long-Term Debt - (continued)

Trust Preferred Securities and Subordinated Notes
At September 30, 2015, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. The interest expense yield on both our trust preferred securities and subordinated notes was 2.65% and 2.58% for the three months ended September 30, 2015 and 2014, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on both our trust preferred securities and subordinated notes was 6.89% and 6.88% for the three months ended September 30, 2015 and 2014, respectively. The interest expense yield on both our trust preferred securities and subordinated notes was 2.60% and 2.58%for the nine months ended September 30, 2015 and 2014, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on both our trust preferred securities and subordinated notes was 6.86% and 6.88% for the nine months ended September 30, 2015 and 2014, respectively.
At both September 30, 2015 and December 31, 2014, the accrued interest payable balance on our trust preferred securities and subordinated notes was less than $1 million. Under the terms of this debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this debt.
Note 15. Commitments and Contingencies
Lease Commitments
At September 30, 2015, we were obligated under nine non-cancelable operating leases with expiration dates through 2021 for $11 million of cumulative lease payments. Operating lease expense was $2 million for both the nine-month periods ended September 30, 2015 and 2014, respectively.
The following table presents our future lease commitments at September 30, 2015.
Table 15.1 – Future Lease Commitments by Year

(In Thousands)	September 30, 2015
2015 (3 months)	$699
2016	2,838
2017	2,879
2018	1,827
2019	1,189
2020 and thereafter	1,495
Total Lease Commitments	$10,927
Loss Contingencies — Risk Sharing
In the fourth quarter of 2014, we entered into a risk sharing arrangement with Fannie Mae and, in the third quarter of 2015, we entered into a risk sharing arrangement with Freddie Mac and a new risk sharing arrangement with Fannie Mae. Under these arrangements, we committed to assume the first 1.00% or 2.25% (depending on the arrangement) of losses realized on reference pools of conforming residential mortgage loans that we acquired and then sold to the Agencies. As part of these risk sharing arrangements, during the 10 year term of the first Fannie Mae arrangement, we receive monthly cash payments from Fannie Mae based on the monthly outstanding unpaid principal balance of the reference pool of loans, and for the Freddie Mac and the new Fannie Mae arrangements, the Agencies charged us a reduced guarantee fee for the reference loans delivered in exchange for mortgage backed securities, which we then sold.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

Additionally, under these arrangements we are required to pledge assets to the Agencies to collateralize our risk sharing commitments to them throughout the terms of the arrangements. These pledged assets are held by a third-party custodian for the benefit of the Agencies. To the extent approved losses are incurred, the custodian will transfer collateral to the Agencies. As a result of these transactions we recorded “pledged collateral” in the other assets line item, and “guarantee obligations” in the other liabilities line item, on our consolidated balance sheets. In addition, for the first Fannie Mae transaction, we recorded a “guarantee asset” in the other assets line item on our consolidated balance sheets.
The guarantee obligations represent our commitments to assume losses under these arrangements, which at inception were recorded at fair value based on the fair value of the guarantee asset in the case of the first Fannie Mae arrangement, and the additional proceeds received that were attributable to the reduced guarantee fees for the Freddie Mac and new Fannie Mae arrangements. We amortize the guarantee obligations over the 10 year terms of the arrangements based primarily on changes in the outstanding unpaid principal balance of loans in the reference pools, with a portion of the liabilities treated as a credit reserve that is not amortized into income. In addition, each period we assess the need for a separate loss allowance related to these arrangements, based on our estimate of credit losses inherent in the reference pools of loans. At September 30, 2015, we determined an additional loss allowance was not required.
The loan delivery period for the first Fannie Mae arrangement ended on December 31, 2014 and we began amortizing the guarantee obligations associated with this arrangement in the first quarter of 2015. The initial loan delivery period for the Freddie Mac arrangement ended on September 30, 2015, and subsequent three-month loan delivery periods continue until the arrangement expires on June 30, 2016. The loan delivery period for the second Fannie Mae arrangement ends on November 30, 2015. We will begin amortizing the guarantee liabilities associated with these arrangements into income during the fourth quarter of 2015.
Income from cash payments received under the first Fannie Mae risk sharing arrangement and income related to the amortization of the guarantee obligations of all three arrangements are recorded in other income, and market valuation changes of the guarantee asset are recorded in mortgage banking and investment activities, net, on our consolidated statements of income.  For the three and nine months ended September 30, 2015, other income related to these transactions was less than $1 million and $1 million, respectively, and market valuation changes were negative $1 million and negative $2 million, respectively.
All of the loans in the reference pools subject to these risk sharing arrangements were originated in 2014 and 2015 and at September 30, 2015, the loans had an unpaid principal balance of $1.8 billion and an original weighted average FICO score of 760 (at origination) and LTV of 76% (at origination). At September 30, 2015, $1 million of the outstanding principal balance was 30 days or more delinquent and $1 million of the loans were 90 days or more delinquent or in foreclosure. At September 30, 2015, the maximum potential amount of future payments we could be required to make under these obligations was $19 million and this amount was fully collateralized by assets we transferred to a custodian and are presented as pledged collateral in other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to these guarantee obligations. As of September 30, 2015, we have not incurred any losses under these agreements.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs and liabilities of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2015 and December 31, 2014, assets of such SPEs totaled $36 million and $19 million, respectively, and liabilities of such SPEs totaled $16 million and $7 million, respectively.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

At September 30, 2015 and December 31, 2014, our repurchase reserve associated with our residential loans and MSRs was $6 million and $4 million, respectively, and was recorded in accrued expenses and other liabilities on our consolidated balance sheets. We received 69 repurchase requests during the nine months ended September 30, 2015 and none during the nine months ended September 30, 2014. We repurchased one loan during the nine months ended September 30, 2015. The loan was repurchased from us by the loan originator, resulting in no loss to us. During the three and nine months ended September 30, 2015 and 2014 we recorded repurchase provisions of $1 million and $2 million, respectively, that were recorded in mortgage banking and investment activities, net and MSR income (loss), net on our consolidated statements of income and did not charge-off any amounts to the reserve in either period.
Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of September 30, 2015, the FHLB-Seattle has received approximately $120 million of principal and $11 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, as of September 30, 2015, approximately $13 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. We agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At September 30, 2015, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 16. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three and nine months ended September 30, 2015 and 2014.
Table 16.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$179,659	$(38,965)	$197,542	$(29,985)
Other comprehensive income (loss) before reclassifications	(5,673)	(12,049)	1,849	(3,258)
Amounts reclassified from other accumulated comprehensive income	(3,270)	19	(6,409)	32
Net current-period other comprehensive loss	(8,943)	(12,030)	(4,560)	(3,226)
Balance at End of Period	$170,716	$(50,995)	$192,982	$(33,211)

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$186,737	$(46,049)	$164,654	$(15,888)
Other comprehensive income (loss) before reclassifications	(5,701)	(5,023)	35,078	(17,454)
Amounts reclassified from other accumulated comprehensive income	(10,320)	77	(6,750)	131
Net current-period other comprehensive income (loss)	(16,021)	(4,946)	28,328	(17,323)
Balance at End of Period	$170,716	$(50,995)	$192,982	$(33,211)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Note 16. Equity - (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for three and nine months ended September 30, 2015 and 2014.
Table 16.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended September 30,
(In Thousands)	Income Statement	2015	2014
Net realized (gain) loss on AFS securities
Other than temporary impairment (1)	Mortgage banking and investment activities, net	$198	$188
Gain on sale of AFS securities	Realized gains, net	(3,468)	(6,597)
		$(3,270)	$(6,409)
Net realized loss on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$19	$32
		$19	$32

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Nine Months Ended September 30,
(In Thousands)	Income Statement	2015	2014
Net realized (gain) loss on AFS securities
Other than temporary impairment (1)	Mortgage banking and investment activities, net	$198	$565
Gain on sale of AFS securities	Realized gains, net	(10,518)	(7,315)
		$(10,320)	$(6,750)
Net realized loss on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$77	$131
		$77	$131

(1)
For both the three and nine months ended September 30, 2015, other-than-temporary impairments were $257, of which $198 were recognized through the Income Statement and $59 were recognized in Accumulated Other Comprehensive Income. For the three months ended September 30, 2014, other-than-temporary impairments were $188, all of which were recognized through the Income Statement.

For the nine months ended September 30, 2014, other-than-temporary impairments were $4,774, of which $565 were recognized through the Income Statement, and $4,209 were recognized in Accumulated Other Comprehensive Income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Note 16. Equity - (continued)

Earnings Per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2015 and 2014.
Table 16.3 – Basic and Diluted Earnings Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2015	2014	2015	2014
Basic Earnings Per Common Share:
Net income attributable to Redwood	$19,164	$45,097	$61,029	$73,447
Less: Dividends and undistributed earnings allocated to participating securities	(553)	(1,054)	(1,928)	(1,819)
Net income allocated to common shareholders	$18,611	$44,043	$59,101	$71,628
Basic weighted average common shares outstanding	83,787,533	83,017,534	83,696,461	82,722,079
Basic Earnings Per Common Share	$0.22	$0.53	$0.71	$0.87
Diluted Earnings Per Common Share:
Net income attributable to Redwood	$19,164	$45,097	$61,029	$73,447
Less: Dividends and undistributed earnings allocated to participating securities	(553)	(756)	(1,928)	(1,784)
Add back: Interest expense on convertible notes for the period, net of tax	—	3,855	—	—
Net income allocated to common shareholders	$18,611	$48,196	$59,101	$71,663
Weighted average common shares outstanding	83,787,533	83,017,534	83,696,461	82,722,079
Net effect of dilutive equity awards	1,287,171	2,113,248	1,642,535	2,309,051
Net effect of assumed convertible notes conversion to common shares	—	11,825,450	—	—
Diluted weighted average common shares outstanding	85,074,704	96,956,232	85,338,996	85,031,130
Diluted Earnings Per Common Share	$0.22	$0.50	$0.69	$0.84
For the three and nine months ended September 30, 2015 and 2014, we determined certain equity awards outstanding during each of these periods qualified as participating securities. We included participating securities in the calculation of basic earnings per common share as well as diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method for these shares. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.
For both the three and nine months ended September 30, 2015, 21,292,309 of common shares related to the assumed conversion of the convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2015, the number of outstanding equity awards that were antidilutive totaled 163,296 and 180,897, respectively. For the three and nine months ended September 30, 2014, the number of outstanding equity awards that were antidilutive totaled 57,514 and 66,129, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Note 16. Equity - (continued)

Stock Repurchases
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. This authorization replaced all previous share repurchase plans and has no expiration date. Our share repurchase authorization does not obligate us to acquire any specific number of shares. Under this authorization, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2015, there were 2,451,523 shares repurchased pursuant to this authorization. At September 30, 2015, approximately $65 million of this authorization remained available for the repurchase of shares of our common stock.
Note 17. Equity Compensation Plans
At September 30, 2015 and December 31, 2014, 1,963,148 and 2,225,245 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $20 million at September 30, 2015, as shown in the following table.
Table 17.1 – Activities of Equity Compensation Costs by Award Type

	Nine Months Ended September 30, 2015
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$1,091	$12,304	$6,874	$—	$20,269
Equity grants	2,758	5,997	—	236	8,991
Equity grant forfeitures	(387)	(169)	—	—	(556)
Equity compensation expense	(813)	(5,561)	(2,563)	(175)	(9,112)
Unrecognized Compensation Cost at End of Period	$2,649	$12,571	$4,311	$61	$19,592
At September 30, 2015, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock
At September 30, 2015 and December 31, 2014, there were 188,938 and 109,464 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through 2019. During the nine months ended September 30, 2015, there were 141,069 shares of restricted stock granted, restrictions on 40,917 shares of restricted stock lapsed and those shares were distributed, and 20,678 shares of restricted stock awards forfeited.
Deferred Stock Units (“DSUs”)
At September 30, 2015 and December 31, 2014, there were 2,142,742 and 2,168,824 DSUs, respectively, outstanding of which 1,291,007 and 1,287,862, respectively, had vested. There were 319,546 DSUs granted, 335,461 DSUs distributed, and 10,167 DSUs forfeited during the nine months ended September 30, 2015. Unvested DSUs at September 30, 2015 vest through 2019.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)
Note 17. Equity Compensation Plans - (continued)

Performance Stock Units (“PSUs”)
At both September 30, 2015 and December 31, 2014, the target number of PSUs that were unvested was 761,051. PSUs do not vest until the third anniversary of their grant date, with the level of vesting at that time contingent on total stockholder return (defined as the change in our common stock price, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock, relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest during 2015 and in future years will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.
With respect to the PSUs granted in 2011, the three-year performance period ended during the fourth quarter of 2014, resulting in the vesting of 701,440 shares of our underlying common stock. The distribution of these underlying shares of common stock occurred in May 2015, in accordance with the terms of the PSUs and our Executive Deferred Compensation Plan.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of September 30, 2015 and December 31, 2014, 300,851 and 274,318 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at September 30, 2015.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 18. Mortgage Banking and Investment Activities, Net
The following table presents the components of mortgage banking and investment activities, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2015 and 2014.
Table 18.1 – Mortgage Banking and Investment Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Residential mortgage banking activities, net:
Changes in fair value of:
Residential loans, at fair value (1)	$36,183	$15,976	$54,375	$40,685
Real estate securities (2)	—	(1,332)	(14,359)	(14,419)
Risk management derivatives (3)	(35,346)	(4,297)	(36,962)	(16,433)
Hedging allocation (2)	(1,683)	—	1,120	—
Other income, net (4)	1,177	1,082	3,209	1,871
Total residential mortgage banking activities, net:	331	11,429	7,383	11,704

Commercial mortgage banking activities, net:
Changes in fair value of:
Commercial loans, at fair value	3,974	4,305	10,819	13,644
Risk management derivatives (3)	(3,081)	1,892	(7,832)	(1,726)
Other fee income	109	289	336	382
Total commercial mortgage banking activities, net:	1,002	6,486	3,323	12,300

Investment activities, net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	9,077	(991)	5,170	(991)
Real estate securities	(9,010)	(765)	(1,813)	(1,218)
Net investments in consolidated Sequoia entities	(500)	(361)	(2,277)	(825)
Risk sharing investments	(1,098)	—	(1,799)	—
Risk management derivatives	(14,321)	(1,632)	(15,266)	(10,986)
Hedging allocation (2)	1,683	—	(1,120)	—
Total investment activities:	(14,169)	(3,749)	(17,105)	(14,020)
Mortgage banking and investment activities, net	$(12,836)	$14,166	$(6,399)	$9,984

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 19. Operating Expenses
Components of our operating expenses for the three and nine months ended September 30, 2015 and 2014 are presented in the following table.
Table 19.1 – Components of Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Fixed compensation expense	$8,642	$7,445	$27,083	$21,109
Variable compensation expense	3,567	2,422	11,135	8,396
Equity compensation expense	2,835	2,261	9,112	7,415
Total compensation expense	15,044	12,128	47,330	36,920
Systems and consulting	2,355	3,463	6,718	10,906
Loan acquisition costs (1)	2,464	1,789	5,992	3,606
Accounting and legal	1,047	1,223	3,754	4,039
Office costs	1,314	1,282	3,912	3,437
Corporate costs	484	569	1,521	1,679
Other operating expenses	1,789	952	5,551	3,073
Total Operating Expenses	$24,497	$21,406	$74,778	$63,660

(1)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.

Note 20. Taxes
For the nine months ended September 30, 2015 and 2014, we recognized a benefit from income taxes of $10 million and a provision for income taxes of $4 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at September 30, 2015 and 2014.
Table 20.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	September 30, 2015	September 30, 2014
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(36.5)%	(10.0)%
Change in valuation allowance	20.9%	(1.0)%
Dividends paid deduction	(45.8)%	(25.4)%
Effective Tax Rate	(20.2)%	4.8%
The negative effective tax rate for the nine months ended September 30, 2015, resulted from a benefit for income taxes being recorded against GAAP losses generated at our taxable REIT subsidiaries, while the consolidated income statement reported GAAP income. On a consolidated basis, GAAP income generated at the REIT, for which no material tax provision was recorded due to the dividends paid deduction, exceeded the losses at the taxable REIT subsidiaries.
We assessed our tax positions for all open tax years (Federal - years 2012 to 2015, State - years 2011- 2015) and, at September 30, 2015 and December 31, 2014, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 21. Segment Information
Redwood operates in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For a full description of our segments, see Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Prior to the second quarter of 2015, we utilized certain Sequoia interest only ("IO") securities in part to serve as hedges in our residential mortgage banking segment. As such, we included these securities in the segment’s assets as well as the interest income and valuation adjustments related to the securities in the segment’s results. During the second quarter of 2015, we transferred these securities to our residential investments segment.
Additionally, beginning in the second quarter of 2015, we began to record a hedging allocation between our segments. As we currently manage our market interest rate risk on an enterprise-wide basis, we rely on certain assets to serve as natural hedges to other assets, and in some cases these assets can be in different segments. Management uses this allocation to assess the economic returns of each segment on a stand-alone basis and the allocation has no impact on our consolidated results. This was a prospective change in how we are managing our business and allocating capital to each segment. As such, we have not conformed prior period results for our segments. Analysis of our year-over-year results are discussed in Part I, Item 2, Management’s Discussion and Analysis of Results of Operations in this quarterly report on Form 10-Q.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 21. Segment Information - (continued)

The following tables present financial information by segment for the three and nine months ended September 30, 2015 and 2014.
Table 21.1 – Business Segment Financial Information

	Three Months Ended September 30, 2015
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$12,115	$34,074	$11,191	$6,104	$63,484
Interest expense	(4,313)	(2,660)	(3,502)	(13,400)	(23,875)
Net interest income (loss)	7,802	31,414	7,689	(7,296)	39,609
Reversal of provision for loan losses	—	—	60	—	60
Non-interest income
Mortgage banking and investment activities, net (1)	331	(13,622)	1,002	(547)	(12,836)
MSR income (loss), net	—	3,549	—	—	3,549
Other income	—	327	—	—	327
Realized gains, net	—	5,548	—	—	5,548
Total non-interest income, net	331	(4,198)	1,002	(547)	(3,412)
Direct operating expenses	(11,278)	(1,311)	(3,136)	(8,772)	(24,497)
Benefit from income taxes	2,690	4,082	(389)	1,021	7,404
Segment Contribution	$(455)	$29,987	$5,226	$(15,594)
Net Income					$19,164
Non-cash amortization income (expense)	$(45)	$9,115	$(61)	$(1,007)	$8,002
Hedging allocations (1)	(1,683)	1,683	—	—	—

	Three Months Ended September 30, 2014
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$16,911	$27,600	$12,603	$6,237	$63,351
Interest expense	(4,192)	(3,142)	(4,526)	(11,490)	(23,350)
Net interest income (loss)	12,719	24,458	8,077	(5,253)	40,001
Reversal of provision for loan losses	—	—	888	708	1,596
Non-interest income
Mortgage banking and investment activities, net	11,429	(3,371)	6,486	(378)	14,166
MSR income (loss), net	—	5,821	—	—	5,821
Other income	—	—	—	1,600	1,600
Realized gains, net	—	7,836	—	696	8,532
Total non-interest income, net	11,429	10,286	6,486	1,918	30,119
Direct operating expenses	(9,982)	(802)	(2,279)	(8,343)	(21,406)
(Provision for) benefit from income taxes	(3,352)	150	(1,764)	(247)	(5,213)
Segment Contribution	$10,814	$34,092	$11,408	$(11,217)
Net Income					$45,097
Non-cash amortization income (expense)	$(43)	$10,890	$(191)	$(2,049)	$8,607

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 21. Segment Information - (continued)

	Nine Months Ended September 30, 2015
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$37,886	$98,335	$34,784	$19,598	$190,603
Interest expense	(11,389)	(8,137)	(10,488)	(40,830)	(70,844)
Net interest income (loss)	26,497	90,198	24,296	(21,232)	119,759
Reversal of provision for loan losses	—	—	115	—	115
Non-interest income
Mortgage banking and investment activities, net (1)	7,383	(14,745)	3,323	(2,360)	(6,399)
MSR income (loss), net	—	(6,545)	—	—	(6,545)
Other income	—	2,435	—	—	2,435
Realized gains, net	—	16,170	—	—	16,170
Total non-interest income, net	7,383	(2,685)	3,323	(2,360)	5,661
Direct operating expenses	(33,214)	(3,600)	(9,638)	(28,326)	(74,778)
Benefit from income taxes	3,562	3,824	321	2,565	10,272
Segment Contribution	$4,228	$87,737	$18,417	$(49,353)
Net Income					$61,029
Non-cash amortization income (expense)	$(135)	$28,277	$(188)	$(2,984)	$24,970
Hedging allocations (1)	1,120	(1,070)	—	(50)	—

	Nine Months Ended September 30, 2014
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$40,015	$83,120	$34,204	$19,481	$176,820
Interest expense	(7,674)	(9,106)	(12,234)	(34,546)	(63,560)
Net interest income (loss)	32,341	74,014	21,970	(15,065)	113,260
Reversal of (provision for) loan losses	—	—	(56)	685	629
Non-interest income
Mortgage banking and investment activities, net	11,704	(13,117)	12,300	(903)	9,984
MSR income (loss), net	—	4,650	—	—	4,650
Other income	—	—	—	1,600	1,600
Realized gains, net	—	9,815	—	872	10,687
Total non-interest income, net	11,704	1,348	12,300	1,569	26,921
Direct operating expenses	(26,577)	(2,667)	(7,085)	(27,330)	(63,660)
(Provision for) benefit from income taxes	(3,258)	1,826	(2,159)	(112)	(3,703)
Segment Contribution	$14,210	$74,521	$24,970	$(40,253)
Net Income					$73,447
Non-cash amortization income (expense)	$(131)	$32,724	$(579)	$(6,068)	$25,946

(1)
Intersegment hedging allocation presented in the tables above is included in the mortgage banking and investment activities, net line item of the segment income statements for the three and nine months ended September 30, 2015.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 21. Segment Information - (continued)

The following tables present the components of Corporate/Other for the three and nine months ended September 30, 2015 and 2014.
Table 21.2 – Components of Corporate/Other

	Three Months Ended September 30,
	2015			2014
(In Thousands)	Legacy Consolidated VIEs	Other	Total	Legacy Consolidated VIEs	Other	Total
Interest income	$6,098	$6	$6,104	$6,233	$4	$6,237
Interest expense	(3,842)	(9,558)	(13,400)	(5,250)	(6,240)	(11,490)
Net interest income (loss)	2,256	(9,552)	(7,296)	983	(6,236)	(5,253)
Reversal of provision for loan losses	—	—	—	708	—	708
Non-interest income
Mortgage banking and investment activities, net	(501)	(46)	(547)	(361)	(17)	(378)
MSR income (loss), net	—	—	—	—	—	—
Other income	—	—	—	—	1,600	1,600
Realized gains, net	—	—	—	696	—	696
Total non-interest income, net	(501)	(46)	(547)	335	1,583	1,918
Direct operating expenses	—	(8,772)	(8,772)	(26)	(8,317)	(8,343)
(Provision for) benefit from income taxes	—	1,021	1,021	—	(247)	(247)
Total	$1,755	$(17,349)	$(15,594)	$2,000	$(13,217)	$(11,217)

	Nine Months Ended September 30,
	2015			2014
(In Thousands)	Legacy Consolidated VIEs	Other	Total	Legacy Consolidated VIEs	Other	Total
Interest income	$19,578	$20	$19,598	$19,473	$8	$19,481
Interest expense	(12,372)	(28,458)	(40,830)	(15,950)	(18,596)	(34,546)
Net interest income (loss)	7,206	(28,438)	(21,232)	3,523	(18,588)	(15,065)
Reversal of provision for loan losses	—	—	—	685	—	685
Non-interest income
Mortgage banking and investment activities, net	(2,277)	(83)	(2,360)	(825)	(78)	(903)
MSR income (loss), net	—	—	—	—	—	—
Other income	—	—	—	—	1,600	1,600
Realized gains, net	—	—	—	872	—	872
Total non-interest income, net	(2,277)	(83)	(2,360)	47	1,522	1,569
Direct operating expenses	—	(28,326)	(28,326)	(120)	(27,210)	(27,330)
(Provision for) benefit from income taxes	—	2,565	2,565	—	(112)	(112)
Total	$4,929	$(54,282)	$(49,353)	$4,135	$(44,388)	$(40,253)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 21. Segment Information - (continued)

The following table presents supplemental information by segment at September 30, 2015 and December 31, 2014.
Table 21.3 – Supplemental Segment Information

(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
September 30, 2015
Residential loans	$1,506,151	$1,360,277	$—	$1,170,246	$4,036,674
Commercial loans	—	—	468,157	—	468,157
Real estate securities	—	1,085,224	—	—	1,085,224
Mortgage servicing rights	—	162,726	—	—	162,726
Total assets	1,563,306	2,723,955	475,924	1,505,841	6,269,026

December 31, 2014
Residential loans	$1,342,519	$581,668	$—	$1,474,386	$3,398,573
Commercial loans	—	—	566,927	—	566,927
Real estate securities	93,802	1,285,428	—	—	1,379,230
Mortgage servicing rights	—	139,293	—	—	139,293
Total assets	1,468,856	2,057,256	575,943	1,816,911	5,918,966

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
Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and in Item 8, Financial Statements in our most recent Annual Report on Form 10-K, as well as the sections entitled “Risk Factors” in Item 1A of our most recent Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as other cautionary statements and risks described elsewhere in this report and our most recent Annual Report on Form 10-K. The discussion in this MD&A contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, such as those discussed in the Cautionary Statement below.
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
Consolidated Securitization Entities
We sponsor our Sequoia securitization program, which we use for the securitization of residential mortgage loans. We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of certain Sequoia securitization entities we have sponsored for financial reporting purposes. However, each of these entities is independent of Redwood and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold. We refer to certain of these securitization entities as “consolidated Sequoia entities,” and where applicable, in analyzing our results of operations we distinguish results from current operations “at Redwood” and, from consolidated Sequoia entities. On January 1, 2015, we adopted ASU 2014-13 and began to account for residential loans held-for-investment and asset backed securities issued at consolidated Sequoia entities at fair value. See Note 3 of the Notes to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the adoption of this new standard.
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

Cautionary Statement
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency of private label securitization as a form of mortgage financing; (ii) statements related to our residential mortgage banking activities, including statements regarding our residential loan acquisition volume expectations projected for 2015 and our long-term target margin range of 25 to 50 basis points; (iii) statements we make regarding our participation in risk-sharing arrangements with the GSEs, the creation of credit investments for our portfolio through such arrangements, and our belief that long-term GSE reform will favor an influx of private capital from counterparties such as Redwood; (iv) statements we make regarding the outlook for our commercial business, including statements regarding our commercial loan origination volume and margin expectations for the fourth quarter of 2015 and for the 2015 fiscal year, and industry-wide commercial loan origination volume expectations over the next two years; (v) statements regarding initiatives in our residential and commercial mortgage banking operations, including statements regarding achieving operational efficiencies and improving net conforming margins for 2016, the expansion of our jumbo whole loan distribution capabilities for 2016, improving commercial loan sale executions through dynamic pricing strategies; (vi) statements we make regarding our stock repurchase authorization and our approach in considering additional stock repurchases during the fourth quarter of 2015 and in 2016; (vii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the third quarter of 2015 and at September 30, 2015, and statements relating to expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (viii) statements relating to our estimate of our available capital (including that we estimate our available capital at September 30, 2015 to be approximately $86 million); (ix) statements we make regarding our dividend policy, including our intention to pay a regular dividend of $0.28 per share per quarter in 2015; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $27 million of tax credit losses on residential securities we currently own to be realized over an estimated three- to five-year period).
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

OVERVIEW
Business Update
We earned $0.22 per share for the third quarter of 2015 compared to $0.31 per share in the second quarter of 2015. Our quarterly earnings and cash flow from our investment portfolio and the underlying credit performance of our investments, especially those created through our residential and commercial loan platforms, remains strong. Additionally, our FHLB-member subsidiary has allowed us to make significant progress in replacing lower yielding portfolio assets with higher yielding, longer duration jumbo residential mortgage loans sourced through our residential platform and funded with FHLB borrowings. The strength and consistency of our investment portfolio performance has enabled us to maintain a stable dividend during times when our mortgage banking businesses have encountered periods of market dislocation.
Our residential and commercial platforms continue to serve as an important and direct source of new portfolio investments for us despite a difficult operating environment. Of the $121 million of capital we deployed into new investments during the third quarter of 2015, over half was into investments created through our residential and commercial platforms. Year to date, we have deployed $346 million of capital, over three quarters of which has been into investments we have created through these platforms.
During the third quarter, we also made good operating progress on several key initiatives that we believe will enhance our growth going forward. During the third quarter, we renewed our credit risk-sharing arrangement with Fannie Mae for an additional three months and extended our credit risk-sharing agreement with Freddie Mac through June 2016. Furthermore, we continue to work with both Agencies on alternative risk-sharing structures in our efforts to improve and expand on our existing initiatives, which enable us to create credit investments for our portfolio relating to conforming residential mortgage loans. Our MPF Direct channel allows us to acquire high-balance residential mortgage loans from members of various FHLBs through the FHLBC's MPF Direct program. This channel also progressed during the third quarter as we added 28 new loan sellers during the quarter, bringing the total number of sellers in this channel to 58. Additionally, four FHLB district banks previously approved for the MPF Direct program began ramping up marketing efforts to their members in the third quarter.
In contrast to our investment portfolio returns, earnings from our residential and commercial mortgage banking businesses have underperformed relative to our expectations, making it unlikely that we will achieve the volume expectations we previously projected for 2015. (We previously projected acquisition volumes of $5.5 - $7 billion of jumbo loans and $6 - $7 billion of conforming loans.) There are several underlying themes for this circumstance.
In our residential business, our margins on our jumbo mortgage banking activity remain within our long-term target range of 25 to 50 basis points. It is notable that all our jumbo loan sales this quarter were bulk whole loan transactions, where pricing has been superior to comparable sales through securitization. Price competition for conforming loans remains challenging, especially as refinance activity has waned. Additionally, new entrants such as non-bank financial firms have aggressively bid up pricing for conforming MSRs, further pressuring pricing and margins. To improve our residential profitability, we have several jumbo and conforming initiatives underway that are discussed in more detail below.
In our commercial business, CMBS market conditions have also been far less than optimal. During the third quarter, triple-A credit spreads for CMBS widened by another 20 basis points to their highest level in two years. Credit spreads widened in response to a general nervousness and uncertainty in most fixed income markets, but also due to ongoing push-back by triple-A investors, B-piece buyers, and the rating agencies, in response to deteriorating credit standards for CMBS loans. Industry-wide CMBS conduit issuance volume is also lagging market expectations set forth at the beginning of the year. Part of the reason is that some borrowers have delayed refinancing until the market settles down. Additionally, some banks and insurance companies have begun to more aggressively underwrite and finance loans for their own portfolios that would have otherwise been financed through CMBS. The fourth quarter has in past years been strong for commercial originations, but we would note that the overall condition of the CMBS market remains concerning. As a consequence, we expect to fall short of our commercial volume and margin expectations for 2015. (We previously projected origination volume of $1.0 - $1.25 billion of senior CMBS loans at an average 1.5% margin.)

Our Business Strategy, Tactics and Outlook
Our business strategy for success - in a very competitive environment where many participants have substantial liquidity and are searching for yield - has been to build operating loan platforms capable of creating our own investments and fee-generating opportunities. Our platforms are scalable and were built with enough flexibility to add new types of loans and methods for financing or selling those loans. Our goal has been to create an attractive, growing stream of earnings through a combination of “investment income” from our portfolio and “fee-income” from our residential and commercial mortgage banking platforms. We still believe this is the right strategy. We are, however, shifting some tactics.
The first shift we are employing is to rationalize the size and scope of our residential and commercial platforms relative to near-term market opportunities, while preserving all of the longer-term upside embedded in these platforms. Our focus will be on all of the things we can control - pricing strategies for our businesses, cost rationalization throughout all aspects of the company, and more efficient utilization of capital.
On the conforming side, this entails optimizing the group of loan sellers we transact with, by making a tactical pricing shift towards more profitable sellers that may result in flat to lower loan acquisition volume in the near-term. Along with this shift, we are focused on achieving operational efficiencies at current volume levels, which are lower than we had originally planned when we expanded into conforming loans in late 2013. Our initial analysis leads us to believe we can make significant improvements to net conforming margins for 2016, irrespective of current market conditions. We continue to believe that our conforming platform positions us for attractive risk-sharing opportunities with the GSEs, and we are finally beginning to see these opportunities emerge on a consistent basis. We also continue to believe that long-term GSE reform will favor an influx of private capital into the conforming space from strong and established counterparties such as Redwood.
On the jumbo side, we have shifted our near-term focus toward a significant expansion of our whole loan distribution capabilities for 2016. In short, pricing offered for whole loans from banks currently results in a more favorable loan sale execution for us versus securitization. While this execution is not our preferred choice, as we are not able to create significant investments for our own portfolio as we can through securitization or by holding loans for investment at our FHLB-member subsidiary, it offers the best near-term profit potential and enables us to preserve the longer-term upside of our platform as the securitization market normalizes over time.
To us, securitization remains the most efficient form of non-recourse sales execution in the long-term, as it allows us to tailor investments to the needs of different investors. To that end, we remain committed to enhancing our Sequoia brand with innovative new features, such as the addition of a transaction manager for securitizations backed by 30-year, fixed-rate collateral. We continue to believe that market liquidity for securitization will gradually improve over time and could significantly improve if banks decide to reduce their portfolio demand for 15- and 30-year, fixed-rate jumbo loans and go back to their historical practice of selling those loans through securitization.
Turning to commercial, we are optimistic about the business going forward despite a difficult year in 2015. Tactically, our primary shift will be to improve our loan sale executions through more dynamic pricing strategies that allow us to be more competitive through each phase of the underwriting process. Additionally, we are working closely with CMBS transaction sponsors to ensure that the loans we originate have the optimal collateral and geographic characteristics to meet the demands of a more selective CMBS investor base. Our ability to offer accompanying mezzanine financing should benefit our execution, as we expect a higher percentage of senior loans to require mezzanine financing as long as credit remains in focus for CMBS investors. These tactical shifts, combined with the market’s belief that volumes will increase significantly over the next two years, should position our commercial business for a better 2016.
Share Repurchases
When to repurchase shares is ultimately a decision on allocating capital in a manner that is in the best interest of our shareholders. Our approach is consistent with many long-term investors who believe a company should preserve investment capital to meet the near-term needs of the business and repurchase shares only when the market price is below intrinsic value. Based on this approach, during the third quarter we repurchased approximately 2.5 million shares of our common stock at an average price of $14.43 per share. We plan to follow the same approach in considering additional stock repurchases during the fourth quarter of 2015 and in 2016, as we have the willingness and capacity to make further investments in our own stock when it is attractive relative to other uses of capital.

Closing
Our Board has in recent years announced its intention with respect to the regular quarterly dividend for the upcoming calendar year towards the end of the fourth quarter of each year, following the review of our business and strategy at our Board's annual year-end retreat. The Board’s deliberations over dividend policy have generally considered numerous factors, including management’s projections for the company’s GAAP and REIT taxable earnings, and also projections of investment cash flows, capital, and liquidity. In addition, the consistency and sustainability of the dividend has always been an important consideration and priority.
Financial and Operational Overview – Third Quarter of 2015

Following is a summary of our key financial and operational results for the third quarter of 2015.

•
We earned $0.22 per share for the third quarter of 2015, as compared to $0.31 per share for the second quarter of 2015. While our investment portfolio continued to exhibit strong fundamental performance, earnings declined in the third quarter due to hedging expenses for residential securities, some of which were offset through valuation gains recorded to our balance sheet, and lower pre-tax returns for our residential and commercial mortgage banking businesses.

•
Our GAAP book value was $14.69 per share at September 30, 2015, as compared to $14.96 per share at June 30, 2015. The decline was largely due to an increase in unrealized losses on derivatives hedging our long-term debt, and a decrease in unrealized gains on securities. Additionally, our third quarter dividend of $0.28 per share exceeded our GAAP earnings for the third quarter.

•
We deployed $87 million of capital in the third quarter toward new investments, including $44 million invested in loans held by our FHLB-member subsidiary, $23 million of investments in MSRs, and $13 million of investments in commercial mezzanine loans. Additionally, we deployed $35 million of capital to repurchase 2.5 million shares of Redwood common stock at an average price of $14.43 per share.

•
We purchased $2.99 billion of residential loans during the third quarter of 2015, a 5% increase from the second quarter. At September 30, 2015, our pipeline of residential loans identified for purchase was $1.53 billion and included $1.09 billion of jumbo loans and $0.44 billion of conforming loans, unadjusted for fallout expectations.

•
We sold $2.13 billion of residential loans during the third quarter, including $0.70 billion of jumbo loans to third parties, and $1.44 billion of conforming loans to the GSEs. These conforming loan sales included $915 million of loans that were sold under the risk-sharing arrangements previously established with both GSEs.

•	Residential loans held by our FHLB-member subsidiary increased by 23% during the third quarter of 2015, from $1.16 billion at June 30, 2015, to $1.42 billion at September 30, 2015.

•	We originated $168 million of senior commercial loans during the third quarter of 2015, bringing senior loan originations to $518 million through the first three quarters of 2015.

•
Our combined residential and commercial investment portfolios increased by $127 million during the third quarter to $3.00 billion at September 30, 2015, and included $1.09 billion of residential securities, $1.36 billion of residential loans held-for-investment, $163 million of MSR investments, and $387 million of commercial loans held-for-investment.

Book Value per Share
At September 30, 2015 our GAAP book value was $1.21 billion, or $14.69 per share, a decrease from $14.96 per share at June 30, 2015. The following table sets forth the changes in our GAAP book value per share for the three months ended September 30, 2015.
Table 1 – Changes in Book Value per Share

Three Months Ended
(In Dollars, per share basis)	September 30, 2015
Beginning book value	$14.96
Net income	0.22
Change in unrealized gains on securities, net
Senior and subordinate securities	(0.13)
Mezzanine securities used for hedging	0.02
Total change in unrealized gains on securities, net	(0.11)
Dividends	(0.28)
Share repurchases	0.02
Changes in derivatives used to hedge long-term debt	(0.15)
Other, net	0.03
Ending Book Value per Share	$14.69
In addition to our earnings being less than our dividend payment for the third quarter, the decline in book value was driven by unrealized losses on our long-term debt hedges, which are recorded through book value, but not through earnings. During the third quarter, the 30-year swap rate declined 42 basis points, resulting in a $0.15 per share decline in value from these hedges. We estimated that the fair value of the associated long-term debt decreased by $10 million, which would have increased book value by $0.13 per share. This offsetting amount was not reflected in book value, as the debt is recorded at its amortized cost basis under GAAP.
Also negatively impacting book value was a $0.13 per share decline in unrealized gains on our legacy residential securities. As most of our legacy residential securities have appreciated in prior quarters from a mark-to-market standpoint, the net unrealized gains from these securities (i.e., the difference between the cost basis and the fair value of these securities) have declined as we recognize amortization income or realize gains from the sale of these securities. In total, we have sold $10 million of legacy residential securities during 2015.
Included in our book value per share was $2 million, or $0.02 per share, of positive market valuation adjustments on mezzanine securities. This was more than offset by a net $0.04 per share of related expenses that flowed through our income statement, including $0.06 per share of hedging expenses, offset by $0.02 per share of realized gains from sales of mezzanine securities throughout the third quarter.
Overall, our hedges were effective in offsetting the impact of changing interest rates on the value of our mezzanine securities. However, credit spreads also widened for these investments during the third quarter, resulting in lower price appreciation than would have otherwise occurred.
During the third quarter, we utilized our stock buyback authorization to repurchase approximately 2.5 million shares at an average price of $14.43 per share. These share repurchases increased book value by $0.02 per share.

Quarterly Investment Activity
The following table details our capital invested for the three and nine months ended September 30, 2015.
Table 2 – Investment Activity

Three Months Ended
(In Thousands)	September 30, 2015
Residential
Third-party RMBS	10,784
Less: Short-term debt/Other liabilities	(8,283)
Total RMBS	2,501
Agency risk sharing transactions	4,560
Loans held-for-investment, net - FHLBC(1)	43,985
MSR investments	22,760
Total residential	73,806
Commercial
Mezzanine loans	12,869
Capital Invested	$86,675

(1)	Includes loans transferred to our FHLB-member subsidiary and FHLBC stock acquired, less secured borrowings.
During the third quarter, we invested $74 million of capital into new residential investments, including $3 million into securities, $23 million into MSR investments, $5 million into Agency risk sharing investments, $44 million into residential loans held-for-investment by our FHLB-member subsidiary, and we invested $13 million into commercial mezzanine loans.
During the third quarter, we sold $37 million of securities, including $6 million of Sequoia subordinate securities, $26 million of third-party subordinate securities, and $5 million of senior securities, for which we realized gains on sales of $6 million. After the repayment of the associated short-term debt, these security sales provided $13 million of capital for reinvestment. A portion of the proceeds from these security sales was used to fund our investments in residential loans, which we expect in aggregate to generate higher returns on capital than the securities we sold.
As of September 30, 2015, we had $2.61 billion of investments in our Residential Investments segment, including $1.09 billion of securities, $1.36 billion of residential loans held-for-investment, and $163 million of MSR investments. In addition, our Commercial Mortgage Banking and Investments segment had $387 million of commercial loans held-for-investments at September 30, 2015. The credit performance of our portfolio remains strong, with no credit losses incurred to date and minimal delinquencies.
Capital and Liquidity
Our total capital was $1.84 billion at September 30, 2015, and included $1.21 billion of equity capital and $0.63 billion of the total $1.82 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $205 million of exchangeable debt due in 2019.
At September 30, 2015, we held $235 million in cash, and our available capital (defined as the approximate amount of capital we had readily available for long-term investments) was approximately $85 million. This amount excludes cash flow we expect to receive in future quarters from investments and cash proceeds that we could generate from the sale of non-core investments such as our mezzanine securities.
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock, replacing the Board’s previous share repurchase authorization. Our share repurchase authorization does not obligate us to acquire any specific number of shares. Under this authorization, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2015, we repurchased approximately 2.5 million shares pursuant to this authorization. At September 30, 2015, approximately $65 million of this authorization remained available for the repurchase of shares of our common stock. Like other investments we may make, any repurchases of our common stock under this authorization would reduce our available capital described above.
Our FHLB-member subsidiary borrowed an additional $268 million of long-term debt from the FHLBC during the third quarter, which increased total long-term debt associated with FHLBC borrowings to $1.12 billion at September 30, 2015.

RESULTS OF OPERATIONS
In the second quarter of 2015, we modified the presentation of our income statement to more clearly present the offsetting impact of volatile interest rates throughout our business. These modifications exclusively impacted the "Non-interest income" portion of our income statement. Additional information on these changes is provided in Note 2 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Throughout this section we provide additional analysis on how these changes impacted the presentation of our financial results in the current periods and how they are comparable to prior periods.
Within this Results of Operations section, we provide commentary that compares results year-over-year for the third quarter and first nine months of 2015 and 2014. Most tables include a "change" column that shows the amount by which the results from 2015 exceed or are less than the results from 2014. References in this section to changes (increases or decreases) during the "three month periods" or "nine month periods" refer to these two periods unless otherwise specified.
The following table presents the components of our GAAP net income for the three and nine months ended September 30, 2015 and 2014.
Table 3 – Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, Except per Share Data)	2015	2014	Change	2015	2014	Change
Net Interest Income	$39,609	$40,001	$(392)	$119,759	$113,260	$6,499
Reversal of (provision for) loan losses	60	1,596	(1,536)	115	629	(514)
Net Interest Income After Provision	39,669	41,597	(1,928)	119,874	113,889	5,985
Non-interest Income
Mortgage banking and investment activities, net	(12,836)	14,166	(27,002)	(6,399)	9,984	(16,383)
MSR income (loss), net	3,549	5,821	(2,272)	(6,545)	4,650	(11,195)
Other income	327	1,600	(1,273)	2,435	1,600	835
Realized gains, net	5,548	8,532	(2,984)	16,170	10,687	5,483
Total non-interest income (loss)	(3,412)	30,119	(33,531)	5,661	26,921	(21,260)
Operating expenses	(24,497)	(21,406)	(3,091)	(74,778)	(63,660)	(11,118)
Net income before income taxes	11,760	50,310	(38,550)	50,757	77,150	(26,393)
(Provision for) benefit from income taxes	7,404	(5,213)	12,617	10,272	(3,703)	13,975
Net Income	$19,164	$45,097	$(25,933)	$61,029	$73,447	$(12,418)
Diluted earnings per common share	$0.22	$0.50	$(0.28)	$0.69	$0.84	$(0.15)
Net Interest Income
Net interest income was essentially unchanged in the three month periods and increased in the nine month periods due primarily to a significant increase in investments in residential loans held-for-investment by our FHLB-member subsidiary and financed with the FHLBC. These investments were initiated during the third quarter of 2014. This increase was partially offset by a decline in average balances of securities, as sales and principal pay downs outpaced acquisitions for this portfolio. During the first nine months of 2015, we continued to sell Sequoia mezzanine and IO securities in order to redeploy capital. In addition, we recorded interest expense in 2015 from our exchangeable debt issued in the fourth quarter of 2014. Additional detail on changes in net interest income is provided in the “Net Interest Income” section that follows.
Provision for Loan Losses
During the three and nine months ended September 30, 2015, our provision for loan losses related entirely to our commercial loan investments. As a result of the adoption of ASU 2014-13 on January 1, 2015, we no longer have a provision for loan losses on residential loans held-for-investment at consolidated Sequoia entities as these loans are now carried at fair value. Additional information on the adoption of ASU 2014-13 is provided in the “Results of Consolidated Sequoia Entities” section that follows. The reversal of provision during 2015 primarily resulted from repayments of commercial loans.

Mortgage Banking and Investment Activities, net
Income from mortgage banking and investment activities, net includes results from both our residential and commercial mortgage banking operations as well as income from market valuation changes on our investments that are carried at fair value, including trading securities, residential loans held-for-investment, and related derivatives.
In the second quarter of 2015, we began to identify specific derivatives used to hedge our MSRs and present changes in the value of those derivatives in the "MSR income (loss), net" line item of our income statement. In periods prior to the second quarter of 2015, we did not have specific derivatives that were identified for hedging MSRs, and rather managed our overall exposure to interest rate volatility on an enterprise-wide basis. As such, changes in the values of derivatives and other assets effectively used to hedge our MSRs in prior periods are presented in the mortgage banking and investment activities, net line item in those periods.
Decreases in both the three and nine month periods were primarily attributable to lower mortgage banking income from both our residential and commercial mortgage banking operations during 2015, as loan sale margins declined due to increased competition and higher hedging expenses resulting from increased interest rate volatility. A more detailed analysis of the changes in this line item by business segment is included in the “Results of Operations by Segment” section that follows.
MSR Income (Loss), net
MSR income (loss), net is comprised of the net fee income we earn from our MSR investments, changes in their market value and, beginning of the second quarter of 2015, changes in the market value of derivatives used to hedge our exposure to interest rate risk from our MSR investments.
MSR income of $4 million in the third quarter of 2015 reflected our total income from MSRs during the period, including the effect of hedges. MSR income for the first nine months of 2015 does not include the effect of hedges during the first quarter of 2015, as we hedged these investments on an enterprise-wide basis prior to the second quarter of 2015 and did not have specific derivatives to allocate to the MSRs during that period. The loss during the nine month period of 2015 primarily reflects the negative change in market value of our MSRs during the first quarter of 2015, resulting from a decrease in market interest rates during that period. The offsetting increase in the value of assets and derivatives that effectively served as hedges to the MSRs during the first quarter of 2015 is presented in the mortgage banking and investment activities, net line item.
Increases in market interest rates during the three months ended September 30, 2014 resulted in market valuation increases on our MSR investments and positive total income from MSRs during that period. During the nine months ended September 30, 2014, valuation changes from market interest rates were nominal, resulting in positive total MSR income during that period. Additional detail on our investment in MSRs is included in the Residential Investments portion of the “Results of Operations by Segment” section that follows.
Realized Gains, Net
During the first nine months of 2015, we realized gains primarily from the sale of $228 million of AFS mezzanine securities. We expect to continue to sell mezzanine and IO securities during the remainder of the year as part of our strategy to redeploy capital into other investments with higher risk adjusted returns. For additional detail on realized gains, see the Residential Investments portion of the “Results of Operations by Segment” section that follows.
Operating Expenses
The increase in operating expenses in both the three and nine month periods was primarily due to an increase in compensation expenses as we added headcount to accommodate growth at our residential mortgage banking operations during the last 12 months. At September 30, 2015 we had 221 employees, as compared to 201 employees at September 30, 2014. Operating expenses for the third quarter of 2015 were in line with our anticipated quarterly run rate.
Other Income
Other income in 2015 was primarily comprised of income from cash payments received under a risk sharing arrangement with Fannie Mae as well as the amortization of our guarantee liability associated with this transaction.
(Provision for) Benefit From Income Taxes
Our income taxes result almost entirely from activity at our taxable REIT subsidiaries, which includes our residential and commercial mortgage banking activities, our net hedging activities, and MSR investments. The benefit from income taxes in the nine month period of 2015 resulted from GAAP losses generated at our TRS while the provision for income taxes during the same period of 2014 resulted from GAAP income generated at our TRS. Losses at our TRS during 2015 were primarily due to lower mortgage banking income and negative market valuation adjustments on derivatives used to hedge our investment portfolio. For additional detail on income taxes, see the “Taxable Income” section that follows.

Net Interest Income
The following tables present the components of net interest income for the three and nine months ended September 30, 2015 and 2014.
Table 4 – Net Interest Income

	Three Months Ended September 30,
	2015			2014
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$12,116	$1,295,018	3.7%	$11,990	$1,268,231	3.8%
Residential loans - HFI at Redwood (2)	11,258	1,167,534	3.9%	1,057	100,409	4.2%
Residential loans - HFI at Sequoia (2)	6,098	1,191,702	2.0%	6,233	1,570,425	1.6%
Commercial loans - held-for-sale	1,544	134,658	4.6%	2,043	170,156	4.8%
Commercial loans - HFI (3)	9,647	392,701	9.8%	10,560	420,494	10.0%
Trading securities	3,476	115,712	12.0%	5,698	133,049	17.1%
Available-for-sale securities	19,273	838,305	9.2%	25,763	1,295,217	8.0%
Other interest income	72	204,746	0.1%	7	151,447	—%
Total interest income	63,484	5,340,376	4.8%	63,351	5,109,428	5.0%
Interest Expense
Short-term debt	(7,627)	1,693,263	(1.8)%	(8,441)	1,873,704	(1.8)%
ABS issued - Redwood	(1,348)	76,788	(7.0)%	(2,587)	183,944	(5.6)%
ABS issued - Sequoia (2)	(3,842)	1,128,334	(1.4)%	(5,251)	1,507,998	(1.4)%
Long-term debt - FHLBC	(747)	911,014	(0.3)%	(51)	81,428	(0.3)%
Long-term debt - other	(10,311)	685,617	(6.0)%	(7,020)	486,077	(5.8)%
Total interest expense	(23,875)	4,495,016	(2.1)%	(23,350)	4,133,151	(2.3)%
Net Interest Income	$39,609			$40,001

	Nine Months Ended September 30,
	2015			2014
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$33,561	$1,222,550	3.7%	$25,009	$844,821	3.9%
Residential loans - HFI at Redwood (2)	27,150	952,802	3.8%	1,057	33,837	4.2%
Residential loans - HFI at Sequoia (2)	19,578	1,270,786	2.1%	19,473	1,640,908	1.6%
Commercial loans - held-for-sale	3,978	126,541	4.2%	3,888	105,348	4.9%
Commercial loans - HFI (3)	30,806	400,246	10.3%	30,315	399,607	10.1%
Trading securities	13,346	114,524	15.5%	17,555	146,076	16.0%
Available-for-sale securities	62,017	932,837	8.9%	79,508	1,387,364	7.6%
Other interest income	167	219,792	0.1%	15	147,336	—%
Total interest income	190,603	5,240,078	4.8%	176,820	4,705,297	5.0%
Interest Expense
Short-term debt	(21,378)	1,555,180	(1.8)%	(17,410)	1,406,384	(1.7)%
ABS issued - Redwood	(4,665)	97,946	(6.4)%	(8,512)	209,875	(5.4)%
ABS issued - Sequoia (2)	(12,372)	1,206,032	(1.4)%	(15,950)	1,576,337	(1.3)%
Long-term debt - FHLBC	(1,748)	781,924	(0.3)%	(51)	27,441	(0.2)%
Long-term debt - other	(30,681)	686,230	(6.0)%	(21,637)	499,213	(5.8)%
Total interest expense	(70,844)	4,327,312	(2.2)%	(63,560)	3,719,250	(2.3)%
Net Interest Income	$119,759			$113,260

Notes to Tables

(1)
Average balances for residential and commercial loans held-for-sale, residential loans held-for-investment, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost, except for ABS issued-Sequoia, which is based upon fair value.

(2)
Interest income from residential loans held-for-investment ("HFI") at Redwood exclude loans HFI at consolidated Sequoia entities. Interest income from residential loans - HFI at Sequoia and the interest expense from ABS issued - Sequoia represent activity from our consolidated Sequoia entities.

(3)
Excluding A-notes sold, but accounted for as secured borrowings, the yield on commercial loans HFI was 10.8% and 11.1% for the three months ended September 30, 2015 and 2014, respectively, and 11.4% and 10.9% for the nine months ended September 30, 2015 and 2014, respectively.

The following table presents the components of net interest income for the three and nine months ended September 30, 2015 and 2014.
Table 5– Net Interest Income by Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Net interest income by Segment
Residential Mortgage Banking	$7,802	$12,719	$(4,917)	$26,497	$32,341	$(5,844)
Residential Investments	31,414	24,458	6,956	90,198	74,014	16,184
Commercial Mortgage Banking and Investments	7,689	8,077	(388)	24,296	21,970	2,326
Corporate/Other	(7,296)	(5,253)	(2,043)	(21,232)	(15,065)	(6,167)
Net Interest Income	$39,609	$40,001	$(392)	$119,759	$113,260	$6,499
Analysis of Changes in Net Interest Income
The decreases in net interest income from our residential mortgage banking segment in both the three and nine month periods primarily resulted from lower average balances of Sequoia securities held at this segment during 2015. During the second quarter of 2015, we transferred all of our Sequoia securities held at this segment to our residential investment portfolio. These securities generated $5 million and $15 million of interest income for the three and nine months ended September 30, 2014, respectively. These decreases were partially offset by higher average balances of loans held for sale during 2015, relative to the same periods in 2014.
The increases in net interest income from our residential investments segment in both the three and nine month periods were primarily due to increases in interest income resulting from higher balances of residential loans held-for-investment by our FHLB-member subsidiary and financed with FHLBC advances during 2015, as well as income from the transfer of Sequoia securities into this segment in the second quarter of 2015. These securities generated $2 million of net interest income during the third quarter of 2015 and, after being transferred at the end of the first quarter of 2015, $6 million of net interest income for our residential investments segment during first nine months of 2015. These increases were partially offset by lower average balances of securities as sales and paydowns outpaced new security investments.
Net interest income from our commercial mortgage banking and investments segment remained consistent for three month periods and the increase in the nine month period was primarily the result of higher average balances of commercial loans held-for-sale during 2015, as well as $2 million of additional interest income from non-recurring yield maintenance payments received in the second quarter of 2015 from loan prepayments.
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.
The Corporate/Other line item includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Sequoia entities. Interest expense from long-term debt not directly allocated to our segments (Long-term debt - other in Table 4 above) increased in both the three and nine month periods due to the exchangeable debt issued by a taxable subsidiary of ours in November 2014. Details regarding consolidated Sequoia entities are included in the "Results from Consolidated Sequoia Entities" section that follows.

The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at September 30, 2015.
Table 6 – Interest Expense — Specific Borrowing Costs

September 30, 2015	Residential Loans Held-for-Sale	Commercial Loans Held-for-Sale	Commercial Loans Held-for-Investment	Residential Securities
Asset yield	3.98%	4.69%	10.10%	8.82%
Short-term debt yield	1.73%	2.44%	4.21%	1.44%
Net spread	2.25%	2.25%	5.89%	7.38%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred Under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.
Results of Operations by Segment
The following is a discussion of the results of operations for our three business segments for the three and nine months ended September 30, 2015 and 2014. For additional information on our segments, refer to Note 21 in Part I, Item I of this Quarterly Report on Form 10‑Q.
Residential Mortgage Banking Segment
The following table presents the components of segment contribution for the residential mortgage banking segment for the three and nine months ended September 30, 2015 and 2014.
Table 7 – Residential Mortgage Banking Segment Contribution

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Interest income
Loans	$12,115	$11,991	$124	$33,557	$25,011	$8,546
Sequoia securities (1)	—	4,920	(4,920)	4,329	15,004	(10,675)
Total interest income	12,115	16,911	(4,796)	37,886	40,015	(2,129)
Interest expense	(4,313)	(4,192)	(121)	(11,389)	(7,674)	(3,715)
Net interest income	7,802	12,719	(4,917)	26,497	32,341	(5,844)
Mortgage banking activities, net	331	11,429	(11,098)	7,383	11,704	(4,321)
Direct operating expenses	(11,278)	(9,982)	(1,296)	(33,214)	(26,577)	(6,637)
Segment contribution before income taxes	(3,145)	14,166	(17,311)	666	17,468	(16,802)
Benefit from income taxes	2,690	(3,352)	6,042	3,562	(3,258)	6,820
Segment Contribution	$(455)	$10,814	$(11,269)	$4,228	$14,210	$(9,982)

(1)
Effective April 1, 2015, we permanently transferred all securities (primarily consisting of Sequoia IO securities) held in our Residential Mortgage Banking segment into our Residential Investments segment.

The following tables provide the activity of unsecuritized residential loans during the three and nine months ended September 30, 2015 and 2014.
Table 8 – Residential Loans Held-for-Sale — Activity

	Three Months Ended
	September 30, 2015			September 30, 2014
(In Thousands)	Jumbo	Conforming	Total	Jumbo	Conforming	Total
Balance at beginning of period	$643,924	$248,157	$892,081	$848,202	$259,675	$1,107,877
Acquisitions	1,565,472	1,421,715	2,987,187	1,840,509	1,547,354	3,387,863
Sales	(695,138)	(1,437,757)	(2,132,895)	(1,351,844)	(1,405,987)	(2,757,831)
Transfers between portfolios (1)	(233,429)	—	(233,429)	(241,282)	—	(241,282)
Principal repayments	(17,021)	(781)	(17,802)	(7,295)	(393)	(7,688)
Changes in fair value, net	6,029	4,980	11,009	14,994	(1,505)	13,489
Balance at End of Period	$1,269,837	$236,314	$1,506,151	$1,103,284	$399,144	$1,502,428

	Nine Months Ended
	September 30, 2015			September 30, 2014
(In Thousands)	Jumbo	Conforming	Total	Jumbo	Conforming	Total
Balance at beginning of period	$1,097,805	$244,716	$1,342,521	$392,765	$11,502	$404,267
Acquisitions	4,084,952	4,227,014	8,311,966	3,557,754	2,713,989	6,271,743
Sales	(2,972,887)	(4,241,550)	(7,214,437)	(2,623,848)	(2,323,341)	(4,947,189)
Transfers between portfolios (1)	(897,095)	—	(897,095)	(241,282)	—	(241,282)
Principal repayments	(45,322)	(1,373)	(46,695)	(18,960)	(760)	(19,720)
Changes in fair value, net	2,384	7,507	9,891	36,855	(2,246)	34,609
Balance at End of Period	$1,269,837	$236,314	$1,506,151	$1,103,284	$399,144	$1,502,428

(1)	Represents the net transfers of loans into our Residential Investments segment and their reclassification from held-for-sale to held-for-investment.
The following table provides the activity of our retained Sequoia IO securities for the three and nine months ended September 30, 2015 and 2014.
Table 9 – Sequoia Securities Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Beginning fair value	$—	$159,311	$93,802	$110,505
Transfers between portfolios (1)	—	—	(65,809)	—
Acquisitions	—	1,680	—	71,243
Sales	—	(55,914)	(13,588)	(60,874)
Effect of principal payments(2)	—	(3,179)	(98)	(5,904)
Change in fair value, net	—	(1,285)	(14,307)	(14,357)
Ending Fair Value	$—	$100,613	$—	$100,613

(1)	Effective April 1, 2015, we permanently transferred all securities (primarily consisting of Sequoia IOs) held in our Residential Mortgage Banking segment into our Residential Investments segment.

(2)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

Overview
During the third quarter of 2015, we purchased $2.99 billion of prime residential jumbo and conforming loans, sold $1.4 billion of conforming loans to Fannie Mae and Freddie Mac (the "Agencies"), and sold $695 million of jumbo loans to third parties. In addition, we transferred $233 million of loans to our Residential Investments segment and financed them with borrowings from the FHLBC. We did not complete a securitization during the third quarter of 2015. Our pipeline of loans identified for purchase at September 30, 2015, included $1.09 billion of jumbo loans and $437 million of conforming loans (unadjusted for expected fallout). Our residential mortgage banking operations created $71 million of investments for our investment portfolio during the third quarter of 2015 and $252 million of investments year-to-date.

During the three and nine month periods, the decrease in segment contribution from residential mortgage banking primarily resulted from a decrease in income from mortgage banking activities, net resulting from declining sales margins as compared to the same periods in 2014, as well as the transfer of Sequoia securities during the second quarter of 2015 (noted in the tables above), which reduced net interest income. Also contributing to the decrease in segment contribution was an increase in direct operating expenses, primarily resulting from higher personnel costs as we increased our internal and external resources during the past 12 months to manage the increase in loan acquisition volume during that time.

All residential mortgage banking activities are performed in taxable REIT subsidiaries and the provision for income taxes generally changes in relation to the amount of this segment's contribution before income taxes, however, this may not always be the case due to expenses allocated to specific taxable REIT subsidiaries that are eliminated in consolidation, but not eliminated for tax provision calculation purposes.
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
During the nine month periods, interest income from loans held-for-sale increased due to higher average balances of loans outstanding during 2015 as compared to 2014, primarily resulting from higher loan acquisition volumes during 2015. Interest income from Sequoia securities decreased resulting from the transfer of the securities in the second quarter of 2015. Although loan acquisitions decreased in 2015 for the three month period, interest income from loans remained relatively consistent, as the average balance of jumbo loans we held on our balance sheet was higher as a securitization was not completed in the third quarter of 2015.
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

Table 10 – Components of Residential Mortgage Banking Activities, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Changes in fair value of:
Residential loans, at fair value (1)	$36,183	$15,976	$20,207	$54,375	$40,685	$13,690
Sequoia securities	—	(1,332)	1,332	(14,359)	(14,419)	60
Risk management derivatives(2)	(35,346)	(4,297)	(31,049)	(36,962)	(16,433)	(20,529)
Hedging allocation	(1,683)	—	(1,683)	1,120	—	1,120
Other income, net (3)	1,177	1,082	95	3,209	1,871	1,338
Total residential mortgage banking activities, net	$331	$11,429	$(11,098)	$7,383	$11,704	$(4,321)

(1)	Includes changes in fair value for loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.
The decrease in mortgage banking activities, net in both the three and nine month periods primarily resulted from a decrease in loan sale margins on our jumbo loans during the first nine months of 2015. In addition, mortgage banking activities in the third quarter of 2014 benefited from the timing differences resulting from how we accounted for our loan purchase commitments in 2014. We amended our loan purchase agreements in 2015 to eliminate these timing differences.
Loan purchase commitments ("LPCs"), adjusted for fallout expectations, were $2.75 billion for the third quarter of 2015 and included $1.44 billion of jumbo loans and $1.31 billion of conforming loans. Through the first nine months of 2015, LPCs were $8.33 billion, and included $4.16 billion of jumbo loans and $4.17 billion of conforming loans.
Although our jumbo loan sale margins, which we define as net interest income and income from mortgage banking activities divided by LPCs, declined modestly during the third quarter, at 47 basis points through the first nine months of 2015, they remain at the higher end of our long-term target range of 25-50 basis points. After direct operating expenses and taxes, segment contribution from jumbo loans was near break-even for the third quarter of 2015 and $5 million for the first nine months of 2015.
Conforming loan sale margins were 24 basis points for the first nine months of 2015. After direct operating expenses and taxes, segment contribution from conforming loans was negative $1 million for the third quarter of 2015 and negative $5 million for the first nine months of 2015. The loss from conforming loans declined during the third quarter, and with the profitability initiatives we have underway, we expect to see the results from conforming loans continue to improve going forward.
At September 30, 2015, we had a repurchase reserve of $4 million outstanding related to residential loans sold through this segment. During each of the nine months ended September 30, 2015 and 2014, we recorded $2 million of provision for repurchases that was included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at September 30, 2015.
Table 11 – Characteristics of Residential Loans Held-for-Sale

September 30, 2015	Principal Value	Weighted Average Coupon
(Dollars In Thousands)
First Lien Prime
Fixed - 30 year	$1,050,529	4.20%
Fixed - 15, 20, & 25 year	164,363	3.42%
Hybrid	248,211	3.35%
ARM	2,573	2.71%
Total Outstanding Principal	$1,465,676	3.97%

Residential Investments Segment

Our residential investments segment is primarily comprised of our residential securities portfolio, residential mortgage loans held-for-investment and financed through the FHLBC, and our MSR investment portfolio. During the second quarter of 2015, we transferred all of our Sequoia securities to our residential investments segment. Prior to the second quarter of 2015, our Sequoia securities that are included as a component of senior prime trading securities in our consolidated financial statements were included in our residential mortgage banking segment for reporting purposes. As such, they are excluded from any amounts or tables in this section for reporting periods prior to the second quarter of 2015.
The following table presents the components of segment contribution for the residential investments segment for the three and nine months ended September 30, 2015 and 2014.
Table 12 – Residential Investments Segment Contribution

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Interest income	$34,074	$27,600	$6,474	$98,335	$83,120	$15,215
Interest expense	(2,660)	(3,142)	482	(8,137)	(9,106)	969
Net interest income	31,414	24,458	6,956	90,198	74,014	16,184
Non-interest income
Investment activities, net	(13,622)	(3,371)	(10,251)	(14,745)	(13,117)	(1,628)
MSR income (loss), net	3,549	5,821	(2,272)	(6,545)	4,650	(11,195)
Other income	327	—	327	2,435	—	2,435
Realized gains, net	5,548	7,836	(2,288)	16,170	9,815	6,355
Total non-interest income (loss), net	(4,198)	10,286	(14,484)	(2,685)	1,348	(4,033)
Direct operating expenses	(1,311)	(802)	(509)	(3,600)	(2,667)	(933)
Segment contribution before income taxes	25,905	33,942	(8,037)	83,913	72,695	11,218
Benefit from income taxes	4,082	150	3,932	3,824	1,826	1,998
Total Segment Contribution	$29,987	$34,092	$(4,105)	$87,737	$74,521	$13,216
The following table presents our portfolios of investment assets in our residential investments segment at September 30, 2015 and December 31, 2014.
Table 13 – Residential Investments

(In Thousands)	September 30, 2015	December 31, 2014	Change
Residential loans held-for-investment	$1,360,277	$581,668	$778,609
Residential securities	1,085,224	1,285,428	(200,204)
Mortgage servicing rights	162,726	139,293	23,433
Total residential investments	$2,608,227	$2,006,389	$601,838

Overview

During the nine months ended September 30, 2015, the increase in our total residential investments was primarily attributable to the addition of residential loans held-for-investment and financed through the FHLBC. During this time, we increased our investments in MSRs and residential loans held-for-investment, while we reduced our investments in residential securities. Our residential investments were funded in part with short-term debt, borrowings from the FHLBC, and equity capital. Over three quarters of the residential investments acquired during the first nine months of 2015 were created from our residential mortgage banking operations. Over time we expect the majority of our residential investments will continue to be sourced from our internal operations.

Our redeployment of capital out of residential securities and our increased investments in held-for-investment residential loans during the past 12 months has benefited this segment in the form of higher net interest income. Non-interest income has remained volatile during the past two years, primarily due to interest rate hedges on our mezzanine securities, for which valuation changes are recorded in the income statement, while offsetting valuation changes on the AFS securities are recorded in our balance sheet through accumulated comprehensive income. In addition, gains on sales of securities have fluctuated from period to period as we have sold securities, which has also contributed to overall variability in non-interest income. Despite some periodic variability due to interest rate hedging, overall, we have also benefited from increased income from our additional investments in MSRs during the past 12 months.
Net Interest Income
Net interest income from Residential Investments includes interest income from our residential loans held-for-investment and our securities portfolio, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following tables present the components of net interest income for our residential investment segment for the three and nine months ended September 30, 2015 and 2014.
Table 14 - Net Interest Income ("NII") from Residential Investments

	Three Months Ended September 30,
	2015			2014
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Residential loans held-for-investment	$11,258	$1,167,534	3.9%	$1,057	$100,409	4.2%
Long-term debt - FHLBC	(747)	911,014	(0.3)%	(51)	81,428	(0.3)%
Net interest income from HFI loans	10,511			1,006
Trading securities	3,476	115,712	12.0%	778	9,461	32.9%
AFS securities	19,273	838,305	9.2%	25,763	1,295,217	8.0%
Short-term debt	(1,802)	491,527	(1.5)%	(2,672)	800,952	(1.3)%
ABS issued	(111)	9,688	(4.6)%	(419)	60,932	(2.8)%
Net interest income from securities	20,836			23,450
Other interest income	67			2
NII from Residential Investments	$31,414			$24,458

	Nine Months Ended September 30,
	2015			2014
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Residential loans held-for-investment	$27,150	$952,802	3.8%	$1,057	$33,837	4.2%
Long-term debt - FHLBC	(1,748)	781,924	(0.3)%	(51)	27,441	(0.2)%
Net interest income from HFI loans	25,402			1,006
Trading securities	9,017	86,347	13.9%	2,555	12,453	27.4%
AFS securities	62,017	932,837	8.9%	79,508	1,387,364	7.6%
Short-term debt	(5,807)	543,656	(1.4)%	(7,590)	775,704	(1.3)%
ABS issued	(582)	23,655	(3.3)%	(1,465)	73,173	(2.7)%
Net interest income from securities	64,645			73,008
Other interest income	151			—
NII from Residential Investments	$90,198			$74,014

(1)
Average balances for residential loans held-for-investment and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost.

The increase in net interest income from our residential investments portfolio for both the three and nine month periods was primarily attributable to higher average balances of held-for-investment loans financed through the FHLBC, which we did not begin to invest in until the third quarter of 2014. These increases were partially offset by a decline in interest income from available-for-sale securities, due to lower average balances in 2015 as we sold lower yielding senior and mezzanine securities in order to redeploy capital, primarily into held-for-investment loans.
Investment activities, net
The following table presents the components of investment activities, net for our residential investments segment, which is primarily comprised of gains and losses from market valuation changes of certain of our residential investments, for the three and nine months ended September 30, 2015 and 2014.
Table 15 - Investment Activities, net from Residential Investments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Investment activities
Market valuation changes:
Residential loans held-for-investment (1)	$9,077	$(991)	$5,170	$(991)
Trading securities - IOs	(9,263)	(577)	(616)	(653)
Securities - other	253	(188)	(1,197)	(565)
Risk sharing investment	(1,098)	—	(1,799)	—
Risk management derivatives	(14,274)	(1,615)	(15,233)	(10,908)
Hedging allocation	1,683	—	(1,070)	—
Investment activities, net	$(13,622)	$(3,371)	$(14,745)	$(13,117)

Supplemental information:
Change in AOCI of AFS mezzanine securities	$1,962	$5,347	$3,637	$28,780
Gains realized on sales of AFS mezzanine securities	2,286	3,387	12,334	3,387
Total economic investment activities, net (2)	(9,374)	5,363	1,226	19,050

(1)	Market valuation changes from residential loans held-for-investment above do not include loans at consolidated Sequoia entities, which are not included in this segment.

(2)
Total economic investment activities, net, represents the sum of investment activities, net, the change in accumulated other comprehensive income ("AOCI") of AFS mezzanine securities, and gains realized on sales of AFS mezzanine securities.

Market valuation changes included in investment activities, net, generally result from changes in the fair value of investments due to changes in market interest rates, changes in credit spreads, and reductions in the basis of investments, including residential loans recorded at a premium and IO securities, when those investments remit cash to us. In addition, valuation changes from risk management derivatives associated with our mezzanine securities portfolio are included in investment activities, net, while valuation changes of the mezzanine securities are reported through accumulated other comprehensive income on our balance sheet. This mismatch creates periodic volatility in our investment activities, net as interest rates change each quarter.
Within this segment, our residential loans held-for-investment, trading securities, AFS mezzanine securities, MSR investments and risk sharing investments are all subject to market interest rate risk. Historically, we managed our exposure to market interest rate risk for these assets on an enterprise-wide basis and relied on certain assets (i.e., jumbo loans and jumbo loan purchase commitments) to serve as natural hedges to other assets (i.e., IO securities and risk sharing investments) that change in value inversely as interest rates change, and then used derivatives to manage our net exposure.

During the second quarter of 2015, we began to specifically identify derivatives used to hedge our exposure to interest rate risk from our MSR investments and present the changes in the value of those derivatives as a component of MSR income (loss), net, on our income statement. Prior to the second quarter of 2015, the changes in values of investments that in part served as hedges to our MSRs, were presented in investment activities, net, on our income statement. In addition, during the second quarter of 2015, we transferred all of our Sequoia securities that were held in our residential mortgage banking segment into our residential investments segment and began to record a hedging allocation between our segments, reflecting the net effect of hedging provided by assets held in each of our two residential segments.
Due to the different accounting methodology for our mezzanine securities and their associated hedges, we combine the change in accumulated other comprehensive income and realized gains of our mezzanine securities with our investment activities (shown as economic investment activities, net in the supplemental information of Table 15 above), in order to assess the total economic impact of the change in fair value of our investments that we hedge.
During the third quarter of 2015, market interest rates declined, causing our residential loans held-for-investment and mezzanine AFS securities to increase in value and our IO securities and risk sharing investment to decrease in value. During the third quarter, economic investment activities, net, was negative $9 million. Of this amount, approximately $2 million was attributable to reductions in the basis of loans held at premiums and IO securities, and the remaining $7 million was primarily attributable to widening in credit spreads on residential loans and mezzanine securities during the quarter and hedging costs.
During the first nine months of 2015, market interest rates declined, causing our residential loans held-for-investment and mezzanine securities to increase in value and our IO securities to decrease in value. Economic investment activities, net, was positive $1 million for the first nine months of 2015. This amount included $9 million of positive valuation changes associated with hedges of our MSR investments during the first quarter of 2015, partially offset by $7 million attributable to reductions in the basis of IO securities and loans held at premiums. The net effect of changes in credit spreads and hedging costs for the first nine months of 2015 was negative $1 million.
During the three and nine months ended September 30, 2014, the combined changes in values included in investment activities, net and from AFS mezzanine securities effectively served to offset interest rate related changes in values of MSRs during those periods.

MSR Income (Loss), net
The following table presents the components of MSR income (loss), net for the three and nine months ended September 30, 2015 and 2014.
Table 15A – MSR Income (Loss), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Servicing income	$10,028	$4,590	$28,199	$12,287
Cost of sub-servicer	(1,313)	(437)	(3,704)	(1,040)
Net servicing fee income	8,715	4,153	24,495	11,247
Market valuation changes of MSRs
Changes in assumptions (1)	(23,786)	4,323	(18,653)	(318)
Other changes (2)	(4,710)	(2,002)	(13,684)	(5,626)
Market valuation changes of associated derivatives	23,551	—	1,736	—
Provision for repurchases	(221)	(653)	(439)	(653)
MSR Income (Loss), Net	$3,549	$5,821	$(6,545)	$4,650

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to the realization of expected cash flows.
Net servicing fee income from MSRs increased in both the three and nine month periods, as the average balance of loans associated with our MSRs increased in 2015 from additions during the last 12 months.
In the third quarter of 2015, the positive market valuation changes from derivatives associated with MSRs effectively offset the negative market valuation changes of MSRs due to changes in assumptions (primarily changes in market interest rates). Including the other market valuation changes (changes in basis due to receipt of expected cash flows), MSR income (loss), net was $4 million, representing an investment return consistent with our normalized expectations.
The net MSR loss for the first nine months of 2015 resulted from decreases in market interest rates during the first quarter of 2015, as we did not begin to identify specific derivatives for hedging MSRs until the second quarter of 2015 (as discussed above). During the first quarter of 2015, we managed our exposure to market interest rate risk for our MSRs on an enterprise-wide basis and the associated hedging offset related to changes in market interest rates during that quarter are presented as a component of investment activities, net on our income statement.
Increases in market interest rates during the three months ended September 30, 2014 resulted in market valuation increases on our MSR investments and positive total income from MSRs during that period. During the nine months ended September 30, 2014, valuation changes from market interest rates were nominal, resulting in positive total MSR income during that period. As we managed our exposure to market interest rate risk for our MSRs on an enterprise-wide basis during all of 2014, the associated hedging offset related to changes in market interest rates during that year are presented as a component of investment activities, net on our income statement.
Direct Operating Expenses and Provision for Income Taxes
The increases in operating expenses at our residential investments segment in both the three and nine month periods was primarily attributable to due diligence expenses associated with the acquisition of MSRs which we began acquire on a flow basis from various counterparties in 2015.
In the third quarter of 2015, the benefit for income taxes resulted from a GAAP loss recorded at our taxable REIT subsidiaries associated with this segment. As the amount of GAAP income or loss changes at the taxable REIT subsidiaries in future periods, the corresponding provision/benefit for income taxes will generally increase or decrease accordingly. However, this change may not always be evident as a significant portion of the GAAP income earned at this segment is recorded at the REIT, for which no tax provision is recorded.

Residential Securities Portfolio
The following table sets forth real estate securities activity by collateral type in our residential investments segment for the three and nine months ended September 30, 2015.
Table 16 – Real Estate Securities Activity by Collateral Type

Three Months Ended September 30, 2015	Senior	Re-REMIC(1)	Subordinate	Total
(In Thousands)
Beginning fair value	$514,468	$169,084	$474,047	$1,157,599
Transfers	—	—	—	—
Acquisitions
Sequoia securities	—	—	—	—
Third-party securities	—	—	9,423	9,423
Sales
Sequoia securities	(1,675)	—	(6,320)	(7,995)
Third-party securities	(2,867)	—	(26,276)	(29,143)
Gains on sales and calls, net	807	—	4,741	5,548
Effect of principal payments (2)	(25,018)	(123)	(4,715)	(29,856)
Change in fair value, net	(18,580)	(1,322)	(450)	(20,352)
Ending Fair Value	$467,135	$167,639	$450,450	$1,085,224

Nine Months Ended September 30, 2015	Senior	Re-REMIC(1)	Subordinate	Total
(In Thousands)
Beginning fair value	$495,508	$168,347	$621,573	$1,285,428
Transfers	65,809	—	—	65,809
Acquisitions
Sequoia securities	33,179	—	16,437	49,616
Third-party securities	8,479	—	58,122	66,601
Sales
Sequoia securities	(45,832)	—	(193,311)	(239,143)
Third-party securities	(4,687)	—	(61,652)	(66,339)
Gains on sales and calls, net	1,072	—	15,098	16,170
Effect of principal payments (2)	(72,850)	(431)	(14,430)	(87,711)
Change in fair value, net	(13,543)	(277)	8,613	(5,207)
Ending Fair Value	$467,135	$167,639	$450,450	$1,085,224

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior RMBS.

(2)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

At September 30, 2015, our residential securities (as a percentage of their current market value) consisted of fixed-rate assets (53%), adjustable-rate assets (22%), and hybrid assets that reset within the next year (25%).

The following table presents real estate securities at September 30, 2015 and December 31, 2014, categorized by portfolio vintage (the years the securities were issued), by priority of cash flows (senior, re-REMIC, and subordinate), and by quality of underlying loans (prime and non-prime).
Table 17 – Securities by Vintage and as a Percentage of Total Securities (1)

	Sequoia Securities 2012-2015	Third-party Securities			Total	% of Total Securities
September 30, 2015		2012-2015	2006-2008	2005 & Earlier
(In Thousands)
Senior
Prime	$51,308	$—	$53,050	$198,223	$302,581	28%
Non-prime	—	—	3,515	161,039	164,554	15%
Total Senior	51,308	—	56,565	359,262	467,135	43%
Re-REMIC	—	—	108,944	58,695	167,639	15%
Subordinate
Prime Mezzanine (2)	199,074	73,134	—	—	272,208	25%
Prime Subordinate (3)	104,168	37,052	923	36,099	178,242	17%
Total Subordinate	303,242	110,186	923	36,099	450,450	42%
Total Securities	$354,550	$110,186	$166,432	$454,056	$1,085,224	100%

	Sequoia Securities 2012-2014	Third-party Securities			Total	% of Total Securities
December 31, 2014		2012-2014	2006-2008	2005 & Earlier
(In Thousands)
Senior
Prime	$—	$—	$63,950	$243,863	$307,813	24%
Non-prime	—	—	4,273	183,422	187,695	15%
Total Senior	—	—	68,223	427,285	495,508	39%
Re-REMIC	—	—	108,369	59,978	168,347	13%
Subordinate
Prime Mezzanine (2)	371,706	77,132	—	—	448,838	35%
Prime Subordinate (3)	89,284	28,069	1,157	54,225	172,735	13%
Total Subordinate	460,990	105,201	1,157	54,225	621,573	48%
Total Securities	$460,990	$105,201	$177,749	$541,488	$1,285,428	100%

(1)
The securities and interests that we acquired from the Residential Resecuritization entity (which are eliminated for consolidation purposes) were $170 million at September 30, 2015. As a result, to adjust at September 30, 2015, for the legal and economic interests that resulted from the Residential Resecuritization, total residential senior securities would be decreased by $181 million to $286 million, total re-REMIC residential securities would be increased by $170 million to $338 million, and total residential securities would be reduced by $11 million to $1.07 billion.

(2)	Prime mezzanine includes securities initially rated AA, A, and BBB and issued in 2012 or later.

(3)	Subordinate securities include less than $1 million of non-prime securities at both September 30, 2015 and December 31, 2014.
The tables on the following page present the components of the interest income we earned on AFS securities for the three and nine months ended September 30, 2015 and 2014.

Table 18 – Interest Income — AFS Securities

Three Months Ended September 30, 2015					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$3,276	$4,381	$7,657	$383,736	3.41%	4.57%	7.98%
Re-REMIC	2,216	2,339	4,555	105,571	8.40%	8.86%	17.26%
Subordinate
Mezzanine	2,348	789	3,137	234,204	4.01%	1.35%	5.36%
Subordinate	2,318	1,606	3,924	114,794	8.08%	5.60%	13.67%
Total AFS Securities	$10,158	$9,115	$19,273	$838,305	4.85%	4.35%	9.20%

Three Months Ended September 30, 2014					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$5,474	$6,610	$12,084	$649,179	3.37%	4.07%	7.45%
Re-REMIC	2,659	1,618	4,277	114,433	9.29%	5.66%	14.95%
Subordinate
Mezzanine	4,363	945	5,308	421,111	4.14%	0.90%	5.04%
Subordinate	2,377	1,717	4,094	110,494	8.60%	6.22%	14.82%
Total AFS Securities	$14,873	$10,890	$25,763	$1,295,217	4.59%	3.36%	7.96%

Nine Months Ended September 30, 2015					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$10,640	$13,681	$24,321	$404,020	3.51%	4.51%	8.03%
Re-REMIC	6,644	6,863	13,507	103,414	8.57%	8.85%	17.41%
Subordinate
Mezzanine	9,406	2,828	12,234	308,986	4.06%	1.22%	5.28%
Subordinate	7,050	4,905	11,955	116,417	8.07%	5.62%	13.69%
Total AFS Securities	$33,740	$28,277	$62,017	$932,837	4.82%	4.04%	8.86%

Nine Months Ended September 30, 2014					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$18,844	$20,107	$38,951	$753,488	3.33%	3.56%	6.89%
Re-REMIC	8,103	4,502	12,605	113,328	9.53%	5.30%	14.83%
Subordinate
Mezzanine	12,781	2,979	15,760	411,968	4.14%	0.96%	5.10%
Subordinate	7,006	5,186	12,192	108,580	8.60%	6.37%	14.97%
Total AFS Securities	$46,734	$32,774	$79,508	$1,387,364	4.49%	3.15%	7.64%

The following tables present the components of carrying value at September 30, 2015 and December 31, 2014 for our AFS residential securities.
Table 19 – Carrying Value of AFS Securities

September 30, 2015	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$431,811	$192,215	$490,891	$1,114,917
Credit reserve	(11,341)	(11,135)	(32,865)	(55,341)
Unamortized discount, net	(52,981)	(74,377)	(134,371)	(261,729)
Amortized cost	367,489	106,703	323,655	797,847
Gross unrealized gains	45,414	60,936	71,226	177,576
Gross unrealized losses	(3,590)	—	(820)	(4,410)
Carrying Value	$409,313	$167,639	$394,061	$971,013

December 31, 2014	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$507,831	$195,098	$742,150	$1,445,079
Credit reserve	(13,304)	(15,202)	(41,561)	(70,067)
Unamortized discount, net	(66,273)	(79,611)	(150,458)	(296,342)
Amortized cost	428,254	100,285	550,131	1,078,670
Gross unrealized gains	60,662	68,062	63,026	191,750
Gross unrealized losses	(1,359)	—	(1,437)	(2,796)
Carrying Value	$487,557	$168,347	$611,720	$1,267,624
At September 30, 2015, credit reserves for our AFS securities totaled $55 million, or 5.0% of the principal balance of our residential securities, down from $70 million, or 4.8%, at December 31, 2014. The decrease in the credit reserve primarily resulted from realized credit losses, as well as a transfer of credit reserves to accretable unamortized discount during the first nine months of 2015, based on sustained improvements in the overall credit performance of loans underlying our securities that reduced our estimate of future losses on these loans. Accretable unamortized discounts are recognized into income prospectively over the remaining life of the associated loans. During the three and nine months ended September 30, 2015, realized credit losses on our residential securities totaled $2 million and $7 million, respectively.
Senior Securities
The fair value of our senior AFS securities was equal to 95% of their principal balance at September 30, 2015, and the amortized cost was equal to 85% of the principal balance. The fair value of our senior securities accounted for as trading securities was $58 million at September 30, 2015. We expect future losses will extinguish a portion of the outstanding principal of these AFS securities, as reflected by the $11 million of credit reserves we have provided for on the $432 million principal balance of these securities.
Re-REMIC Securities
Our re-REMIC portfolio consists primarily of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures. We own support (or subordinate) securities within those structures. The fair value of our re-REMIC AFS securities was equal to 87% of the principal balance of the portfolio at September 30, 2015, while our amortized cost was equal to 56% of the principal balance. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $11 million of credit reserves we have provided for on the $192 million principal balance of these securities.

Subordinate Securities
The fair value of our subordinate AFS securities was equal to 80% of the principal balance at September 30, 2015, and the amortized cost was equal to 66% of the principal balance. Credit losses totaled $1 million in our residential subordinate portfolio during the third quarter of 2015, as compared to $1 million of losses during the third quarter of 2014. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $33 million of credit reserves we have provided for on the $491 million principal balance of those securities. The fair value of our subordinate securities accounted for as trading securities was $56 million as of September 30, 2015.
Mortgage Servicing Rights Portfolio
Our MSRs are held and managed at one of our taxable REIT subsidiaries and typically are acquired together with loans from originators and then separately recognized under GAAP when the MSR is retained and the associated loan is sold to a third party or transferred to a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. In addition, we also purchase MSRs on a flow basis from third-parties that sell the associated loans directly to the Agencies and we may also purchase portfolios of MSRs on a bulk basis. Although we own the rights to service loans, we contract with sub-servicers to perform these activities. Our receipt of MSR income is not subject to any covenants other than customary performance obligations associated with servicing residential loans. If a sub-servicer we contract with was to fail to perform these obligations, our servicing rights could be terminated and we would evaluate our MSR asset for impairment at that time.
The following table provides the activity for MSRs by portfolio for the three and nine months ended September 30, 2015.
Table 20 – MSR Activity by Portfolio

Three Months Ended September 30, 2015	Jumbo	Conforming	Total MSRs
(Dollars In Thousands)
Balance at beginning of period	$67,004	$101,458	$168,462
Additions
MSRs retained from Sequoia securitizations	—	—	—
MSRs retained from third-party loan sales	237	15,201	15,438
Purchased MSRs	—	7,322	7,322
Sold MSRs	—	—	—
Market valuation adjustments	(13,108)	(15,388)	(28,496)
Balance at End of Period	$54,133	$108,593	$162,726

Nine Months Ended September 30, 2015	Jumbo	Conforming	Total MSRs
(Dollars In Thousands)
Balance at beginning of period	$57,992	$81,301	$139,293
Additions
MSRs retained from Sequoia securitizations	7,874	—	7,874
MSRs retained from third-party loan sales	501	43,901	44,402
Purchased MSRs	—	21,700	21,700
Sold MSRs	(132)	(18,074)	(18,206)
Market valuation adjustments	(12,102)	(20,235)	(32,337)
Balance at End of Period	$54,133	$108,593	$162,726

Table 21 – (intentionally omitted)

The following table presents characteristics of the loans associated with our MSR investments at September 30, 2015.
Table 22 – Characteristics of MSR Investments Portfolio

	September 30, 2015
(Dollars In Thousands)	Jumbo	Conforming	Total
Unpaid principal balance	$5,943,725	10,790,874	$16,734,599
Fair value of MSRs	$54,133	$108,593	$162,726
MSR values as percent of unpaid principal balance	0.91%	1.01%	0.97%
Gross cash yield (1)	0.27%	0.23%	0.24%
Number of loans	8,369	44,398	52,767
Average loan size	$710	$245	$319
Average coupon	3.98%	3.82%	3.88%
Average loan age (months)	25	12	17
Average original loan-to-value	67%	72%	71%
Average original FICO score	771	761	764
60+ day delinquencies	0.04%	0.07%	0.06%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended September 30, 2015, by the weighted average notional balance of loans associated with MSRs we owned during that period.

As of September 30, 2015, nearly all of our MSRs were comprised of base MSRs and we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. As of September 30, 2015, the weighted average servicing fee rate on our jumbo MSRs was 0.25% and on our conforming MSRs was 0.25%. At both September 30, 2015 and December 31, 2014, we had $1 million of servicer advances outstanding related to our MSRs, which are presented in other assets on our consolidated balance sheets.
Residential Loans Held-for-Investment Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three and nine months ended September 30, 2015 and 2014.
Table 23 – Residential Real Estate Loans Held-for Investment at Redwood - Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Fair value at beginning of period	$1,157,285	$—	$581,667	$—
Transfers between portfolios	233,429	241,282	897,050	241,282
Principal repayments	(39,514)	(1,639)	(123,610)	(1,639)
Changes in fair value, net	9,077	(992)	5,170	(992)
Fair Value at End of Period	$1,360,277	$238,651	$1,360,277	$238,651
During the third quarter of 2015, we had net transfers of $233 million of residential loans from our residential mortgage banking segment to our residential investments segment. At September 30, 2015, these loans were held by our FHLB-member subsidiary and partially financed with $1.25 billion of borrowings from the FHLBC.

The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at September 30, 2015.
Table 24 – Characteristics of Residential Real Estate Loans Held-for Investment at Fair Value

September 30, 2015
(In Thousands)	Principal Balance	Percent of Total
Fixed-rate	$1,289,237	97%
Hybrid	36,389	3%
Total Outstanding Principal	$1,325,626	100%
The outstanding residential real estate loans held-for-investment at Redwood at September 30, 2015, were originated in 2014 and 2015, and at origination the weighted average FICO score of borrowers backing these loans was 772 and the weighted average LTV ratio was 64%. At September 30, 2015, fixed-rate loans had a weighted average coupon of 4.10%, and hybrid loans had a weighted average coupon of 3.41%. At September 30, 2015, four of these loans were greater than 30 days delinquent and none of these loans was greater than 90 days delinquent.

Commercial Mortgage Banking and Investments Segment
The following table presents the components of segment contribution for the commercial mortgage banking and investments segment for the three and nine months ended September 30, 2015 and 2014.
Table 25 – Commercial Mortgage Banking and Investments Segment Contribution

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Interest income	$11,191	$12,603	$(1,412)	$34,784	$34,204	$580
Interest expense	(3,502)	(4,526)	1,024	(10,488)	(12,234)	1,746
Net interest income	7,689	8,077	(388)	24,296	21,970	2,326
Provision for loan losses	60	888	(828)	115	(56)	171
Mortgage banking activities, net	1,002	6,486	(5,484)	3,323	12,300	(8,977)
Direct operating expenses	(3,136)	(2,279)	(857)	(9,638)	(7,085)	(2,553)
Segment contribution before income taxes	5,615	13,172	(7,557)	18,096	27,129	(9,033)
(Provision for) benefit from income taxes	(389)	(1,764)	1,375	321	(2,159)	2,480
Total Segment Contribution	$5,226	$11,408	$(6,182)	$18,417	$24,970	$(6,553)

The following table provides the activity of commercial loans during the three and nine months ended September 30, 2015 and 2014.
Table 26 – Commercial Loans — Activity

	Three Months Ended September 30,
	2015		2014
(In Thousands)	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Balance at beginning of period	$165,853	$385,478	$50,848	$417,918
Originations/acquisitions	167,510	12,869	340,200	26,140
Sales	(256,581)	—	(290,563)	—
Transfers between portfolios (1)	—	—	—	—
Principal repayments	—	(11,638)	(83)	(51,422)
Discount amortization	—	178	—	184
Provision for loan losses	—	60	—	888
Changes in fair value, net	3,974	454	4,307	(420)
Balance at End of Period	$80,756	$387,401	$104,709	$393,288

	Nine Months Ended September 30,
	2015		2014
(In Thousands)	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Balance at beginning of period	$166,234	$400,693	$89,111	$343,344
Originations/acquisitions	517,894	22,219	577,530	65,131
Sales	(614,024)	—	(536,549)	—
Transfers between portfolios (1)	—	—	(37,631)	37,631
Principal repayments	(167)	(35,441)	(253)	(55,723)
Discount amortization	—	565	—	481
Provision for loan losses	—	115	—	(56)
Changes in fair value, net	10,819	(750)	12,501	2,480
Balance at End of Period	$80,756	$387,401	$104,709	$393,288

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

Overview
Segment contribution from commercial mortgage banking and investments declined during the three and nine month periods, primarily due to reduced income from mortgage banking activities that resulted from lower acquisition volume as well as lower profit margins during the first nine months of 2015. In addition, operating expenses in 2015 were higher as we added personnel during the last year. Within this segment, commercial mortgage banking activities are performed at a taxable REIT subsidiary of ours, whereas our commercial investments are held at the REIT. As such, income taxes allocated to this segment are primarily affected by the amount of commercial mortgage banking income earned each period.
Net Interest Income
Net interest income from our commercial mortgage banking and investments segment is primarily generated from our commercial investments portfolio, which is comprised of mezzanine and other subordinate commercial loans, as well as from the senior loans we originate and hold for sale to third-party CMBS aggregators. The following table presents net interest income from each of these portfolios for the three and nine months ended September 30, 2015.

Table 27 Commercial Loans - Net Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Loans held-for-sale	$789	$1,187	$(398)	$2,129	$2,464	$(335)
Loans held-for-investment	6,900	6,890	10	22,167	19,506	2,661
Net interest income	$7,689	$8,077	$(388)	$24,296	$21,970	$2,326
Net interest income was flat during the three months ended September 30, 2015 and increased during the nine months ended September 30, 2015, primarily due to non-recurring yield maintenance payments totaling $2 million that were received from the prepayment of three held-for-investment loans during the second quarter of 2015 and lower interest expense, as our securitized debt continues to pay down.
Mortgage Banking Activities, Net
Income from commercial mortgage banking activities, net includes changes in the fair value of commercial loans held-for-sale and of derivatives used to hedge these loans while they are being accumulated for sale to the CMBS market. The following table presents the components of commercial mortgage banking activities, net for the three and nine months ended September 30, 2015 and 2014.
Table 28 – Components of Commercial Mortgage Banking Activities, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Changes in fair value of:
Commercial loans held-for sale	$3,974	$4,305	$(331)	$10,819	$13,644	$(2,825)
Risk management derivatives	(3,081)	1,892	(4,973)	(7,832)	(1,726)	(6,106)
Other fee income	109	289	(180)	336	382	(46)
Total Mortgage Banking Activities, Net	$1,002	$6,486	$(5,484)	$3,323	$12,300	$(8,977)
The decreases in commercial mortgage banking activities, net during both the three and nine month periods were primarily due to lower loan sale profit margins experienced in the first nine months of 2015 as well as lower loan acquisition volumes, particularly during the third quarter of 2015.
Commercial Investment Portfolio
Our commercial investment portfolio is comprised of mezzanine and other subordinate loans that we originated and hold for investment. The carrying value of our held-for-investment commercial loans decreased during the first nine months of 2015, as principal payments outpaced originations. Excluding $66 million of senior A-notes that are classified as held-for-investment, the carrying value of loans in this portfolio was $322 million at September 30, 2015 and $334 million at December 31, 2014. Although we sold the A-notes in prior years, they did not meet the criteria for sale treatment under GAAP and we recorded the transfers of the loans as secured borrowings.
During the third quarter of 2015, we originated three mezzanine loans totaling $13 million, as compared to five loans for $26 million in the third quarter of 2014. At September 30, 2015, this portfolio included non-securitized loans with a carrying value of $137 million and loans with a carrying value of $180 million that are included in our Commercial Securitization with $68 million of associated ABS issued. At September 30, 2015, we had borrowings of $72 million under a short-term debt facility secured by commercial loans held-for-investment with an unpaid principal balance of $132 million.

The following table presents the characteristics of our commercial loans held-for-investment at September 30, 2015.
Table 29 – Characteristics of Commercial Loans Held-for-Investment

September 30, 2015	Number of Loans	Average Loan Size	Principal Balance	Percent of Total Principal	Weighted Average DSCR (1)	Weighted Average LTV (2)
(Dollars In Thousands)
Multi-family	25	$3,519	$87,983	26%	1.30	79%
Hospitality	11	6,603	72,635	22%	1.39	66%
Office	12	7,167	86,002	26%	1.22	77%
Retail	10	5,744	57,440	17%	1.18	77%
Self-storage	3	6,332	18,995	6%	1.39	75%
Other	4	2,597	10,388	3%	1.43	76%
Total	65	$5,130	$333,443	100%	1.29	75%

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
At both September 30, 2015 and December 31, 2014, we had an allowance for loan losses of $7 million. The allowance for loan losses represented 2.3% of the carrying value of our commercial loans held-for-investment at amortized cost at both September 30, 2015 and December 31, 2014. During the three and nine months ended September 30, 2015, we did not have any charge-offs and recorded less than $1 million of net reversals of provisions for loan losses related to our commercial investments portfolio.
At September 30, 2015, we had no loans designated as impaired and had one loan with a carrying value of $25 million on our watch-list. At September 30, 2015, the loan on our watch-list was current on all payments and we continue to believe we will receive all amounts due according to the contractual terms of the loan. However, in our judgment, certain conditions warrant specific attention going forward. Improvements in these conditions would result in the asset being upgraded back to pass status and deterioration could warrant further downgrades and potential evaluation for impairment.
The following table details principal balances for these loans by geographic concentration at September 30, 2015.
Table 30 – Geographic Concentration of Commercial Loans Held-for-Investment at Amortized Cost

Geographic Concentration (by Principal)	September 30, 2015
California	21%
New York	18%
Florida	12%
Michigan	9%
Texas	6%
Tennessee	5%
Washington	4%
District of Columbia	4%
Delaware	3%
Other states (none greater than 3%)	18%
Total	100%

Results of Consolidated Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. Prior to January 1, 2015, we accounted for the loans and ABS issued from these consolidated Sequoia entities at amortized historical cost and the carrying value of our investments in these entities, which was $64 million at December 31, 2014, reflected the historical book value of our retained investments in these entities rather than their current economic value.  As discussed in Note 3 to our financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q, we elected to early adopt ASU 2014-13 on January 1, 2015. In accordance with this new guidance, we began to record the assets and liabilities of the consolidated Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations. As of September 30, 2015, the estimated fair value of our investments in the consolidated Sequoia entities was $69 million.

The following tables present the statements of income for the three and nine months ended September 30, 2015, and the balance sheets of the consolidated Sequoia entities as of September 30, 2015 and December 31, 2014. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 31 – Consolidated Sequoia Entities Statements of Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2015	2014	Change	2015	2014	Change
Interest income	$6,098	$6,233	$(135)	$19,578	$19,473	$105
Interest expense	(3,842)	(5,250)	1,408	(12,372)	(15,950)	3,578
Net interest income	2,256	983	1,273	7,206	3,523	3,683
Reversal of provision for loan losses	—	708	(708)	—	685	(685)
Investing activities, net	(501)	(361)	(140)	(2,277)	(825)	(1,452)
Realized gains	—	696	(696)	—	872	(872)
Operating expenses	—	(26)	26	—	(120)	120
Net Income from Consolidated Sequoia Entities	$1,755	$2,000	$(245)	$4,929	$4,135	$794
Table 32 – Consolidated Sequoia Entities Balance Sheets

(In Thousands)	September 30, 2015	December 31, 2014
Residential loans held for investment, at fair value (1)	$1,170,246	$1,474,386
Other assets	5,598	7,589
Total Assets	$1,175,844	$1,481,975
Other liabilities	$814	$981
Asset-backed securities issued, at fair value(1)	1,105,588	1,416,762
Total liabilities	1,106,402	1,417,743
Equity (fair value of Redwood's retained investments in entities)	69,442	64,232
Total Liabilities and Equity	$1,175,844	$1,481,975

(1)
On January 1, 2015, we adopted ASU 2014-13 and began to account for residential loans held-for-investment and asset backed securities issued at consolidated Sequoia entities (which are VIEs) at fair value. At December 31, 2014, amounts presented in residential loans held-for-investment and asset-based securities issued are at historical cost. See Note 3 - Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Net Interest Income at Consolidated Sequoia Entities
The increases in net interest income in both the three and nine month periods were primarily due to lower interest expense during the first nine months of 2015 as outstanding ABS issued decreased, which resulted from paydowns of loans at the consolidated Sequoia entities. Interest income remained relatively consistent in both periods, despite a lower average loan balance during 2015, resulting from premium amortization that was recorded during 2014.  As a result of the adoption of ASU 2014-13 on January 1, 2015, all unamortized premium was eliminated and did not affect interest income in 2015.
Loan Loss Provision at Consolidated Sequoia Entities
Upon adoption of ASU 2014-13 on January 1, 2015, we eliminated the allowance for losses associated with residential loans at consolidated Sequoia entities, as we now account for these loans at fair value.
Investment Activities, net at Consolidated Sequoia Entities

Investment activities, net at consolidated Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities.  In accordance with ASU 2014-13, we estimate the fair value of the ABS issued by the entities, as well as our retained investments in the entities (predominantly subordinate and interest only securities), and use that combined amount to determine the value of the assets of the entities.  As such, the periodic change in the fair value of the consolidated assets and liabilities, represents the change in value of our retained investments in the consolidated Sequoia entities.
Residential Loans at Consolidated Sequoia Entities
The following table provides details of residential loan activity at consolidated Sequoia entities for the three and nine months ended September 30, 2015 and 2014.
Table 33 – Residential Loans at Consolidated Sequoia Entities — Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Balance at beginning of period	$1,237,114	$1,616,505	$1,474,386	$1,762,168
ASU 2014-13 election adjustment	—	—	(103,649)	—
Adjusted beginning balance	1,237,114	1,616,505	1,370,737	1,762,168
Principal repayments	(65,556)	(67,026)	(201,353)	(209,578)
Charge-offs, net	—	1,354	—	2,832
Premium amortization	—	(1,046)	—	(3,251)
Transfers to REO	(893)	(3,988)	(4,050)	(6,349)
Provision for loan losses	—	708	—	685
Changes in fair value, net	(419)	—	4,912	—
Balance at End of Period	$1,170,246	$1,546,507	$1,170,246	$1,546,507
 Characteristics of Loans at Consolidated Sequoia Entities
The following table highlights unpaid principal balances for loans at consolidated Sequoia entities by product type at September 30, 2015. First lien adjustable rate mortgage ("ARM") and hybrid loans comprise 92% of the consolidated portfolio and were primarily originated in 2005 or prior. Fixed-rate loans, which make up 7% of the portfolio, were primarily originated in 2009 or later. Of the $34 million of hybrid loans held at consolidated Sequoia entities at September 30, 2015, $28 million (or 81%) had reset as of September 30, 2015, and now act as ARM loans.

Table 34 – Characteristics of Loans at Consolidated Sequoia Entities

September 30, 2015
(Dollars In Thousands)	Principal Balance	Percent of Total
First Lien
ARM	$1,144,645	89.73%
Fixed	87,582	6.87%
Hybrid (years to reset)
Reset (1)	27,704	2.17%
0-4	2,749	0.22%
5-8	3,698	0.29%
Second Lien
ARM	9,231	0.72%
Total Outstanding Principal	$1,275,609	100%

(1)	These loans represent hybrid loans that have reached the initial interest rate reset date and are currently adjustable rate mortgages.
For outstanding loans at consolidated Sequoia entities at September 30, 2015, the weighted average FICO score of borrowers backing these loans was 732 (at origination) and the weighted average original LTV ratio was 66% (at origination). At September 30, 2015, fixed-rate loans at consolidated Sequoia entities had a weighted average coupon of 4.83%, LIBOR ARM loans had a weighted average coupon of 1.60%, and hybrid loans had a weighted average coupon of 2.43%.
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three and nine months ended September 30, 2015 and 2014. For each of these periods, we had no undistributed REIT taxable income.
Table 35 – Taxable Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015 est. (1)	2014	2015 est. (1)	2014
REIT taxable income	$23,717	$17,832	$56,440	$47,497
Taxable REIT subsidiary loss	(408)	(1,988)	(29,869)	(5,734)
Total taxable income	$23,309	$15,844	$26,571	$41,763
Distributions to shareholders	$23,318	$23,274	$70,322	$69,616

REIT taxable income per share	$0.29	$0.21	$0.68	$0.57
Total taxable income per share	$0.29	$0.19	$0.33	$0.50

(1)	Our tax results for the three and nine months ended September 30, 2015 are estimates until we file tax returns for 2015.
Our estimated total taxable income for both the three months ended September 30, 2015 and 2014 included $1 million in realized credit losses on investments. Our estimated total taxable income for both the nine months ended September 30, 2015 and 2014 included $5 million in realized credit losses on investments. We anticipate an additional $27 million of tax credit losses to be realized over an estimated three- to five-year period based on the securities we currently own.

We do not expect estimated REIT taxable income to exceed dividend distributions in 2015; therefore, all of the REIT’s $70 million federal net operating loss carryforward will likely carry forward into 2016. For the three and nine months ended September 30, 2015, we realized net capital gains of $5 million and $24 million at the REIT for tax purposes, respectively. We expect much of the dividends we distributed in 2015 will be taxable to shareholders as ordinary income and a smaller portion will be a return of capital, which is, in general, non-taxable. However, based on federal income tax rules related to capital loss carryforwards, none of our 2015 dividend distributions are expected to be characterized as long-term capital gains for federal income tax purposes.

For the three and nine months ended September 30, 2015, we recorded a tax benefit of $7 million and a tax benefit of $10 million, respectively. Our tax provisions/benefits relate to GAAP income/loss earned at our TRS. We are currently benefiting from favorable timing differences between when income associated with our mortgage banking activities is recognized for GAAP purposes versus when it is recognized for tax purposes, thus deferring a significant portion of the tax liability on that income. The mortgage banking income is not expected to be excess inclusion income, was not earned at the REIT, and will not affect the tax characterization of our 2015 dividends. We did not record a material tax provision associated with taxable income generated at our REIT.

Realization of our deferred tax assets (“DTAs”) is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2014, we reported net federal deferred tax liabilities (“DTLs”) and determined our federal DTAs would be utilized through the future reversal of the DTLs. As a result of GAAP losses at our TRS in the third quarter of 2015, we are forecasting that we will report net federal DTAs at December 31, 2015. We are uncertain about our ability to generate sufficient taxable income or capital gains in future periods needed to utilize net DTAs beyond the reversal of our DTLs, and included a valuation allowance against these forecasted DTAs in the calculation of our estimated annual effective tax rate. Consistent with prior periods, we continued to maintain a valuation allowance against our net state DTAs. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations.
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

The tables below reconcile our estimated total taxable income to our GAAP income for the three and nine months ended September 30, 2015 and 2014.
Table 36 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Three Months Ended September 30, 2015
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$56,042	$63,484	$(7,442)
Interest expense	(19,959)	(23,875)	3,916
Net interest income	36,083	39,609	(3,526)
Reversal of provision for loan losses	—	60	(60)
Realized credit losses	(1,122)	—	(1,122)
Mortgage banking and investment activities, net	(14,275)	(12,836)	(1,439)
MSR income (loss), net	27,230	3,549	23,681
Operating expenses	(25,175)	(24,497)	(678)
Other income	572	327	245
Realized gains, net	—	5,548	(5,548)
Benefit from (provision for) income taxes	(4)	7,404	(7,408)
Net Income	$23,309	$19,164	$4,145

Income per share	$0.29	$0.22	$0.07

	Three Months Ended September 30, 2014
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$54,243	$63,351	$(9,108)
Interest expense	(19,602)	(23,350)	3,748
Net interest income	34,641	40,001	(5,360)
Reversal of provision for loan losses	—	1,596	(1,596)
Realized credit losses	(1,083)	—	(1,083)
Mortgage banking and investment activities, net	759	14,166	(13,407)
MSR income (loss), net	3,981	5,821	(1,840)
Operating expenses	(22,422)	(21,406)	(1,016)
Other income	—	1,600	(1,600)
Realized gains, net	—	8,532	(8,532)
Benefit from (provision for) income taxes	(32)	(5,213)	5,181
Net Income	$15,844	$45,097	$(29,253)

Income per share	$0.19	$0.50	$(0.31)

	Nine Months Ended September 30, 2015
(In Thousands, Except per Share Data)	Tax (Est.)	GAAP	Differences
Interest income	$164,699	$190,603	$(25,904)
Interest expense	(58,324)	(70,844)	12,520
Net interest income	106,375	119,759	(13,384)
Reversal of provision for loan losses	—	115	(115)
Realized credit losses	(4,947)	—	(4,947)
Mortgage banking activities, net	(32,111)	(6,399)	(25,712)
MSR income (loss), net	36,706	(6,545)	43,251
Operating expenses	(81,066)	(74,778)	(6,288)
Other income	1,625	2,435	(810)
Realized gains, net	—	16,170	(16,170)
Benefit from (provision for) income taxes	(11)	10,272	(10,283)
Net Income	$26,571	$61,029	$(34,458)

Income per share	$0.33	$0.69	$(0.36)

	Nine Months Ended September 30, 2014
(In Thousands, Except per Share Data)	Tax	GAAP	Differences
Interest income	$149,538	$176,820	$(27,282)
Interest expense	(58,014)	(63,560)	5,546
Net interest income	91,524	113,260	(21,736)
Reversal of provision for loan losses	—	629	(629)
Realized credit losses	(5,186)	—	(5,186)
Mortgage banking activities, net	8,925	9,984	(1,059)
MSR income (loss), net	10,855	4,650	6,205
Operating expenses	(64,258)	(63,660)	(598)
Other income	—	1,600	(1,600)
Realized gains, net	—	10,687	(10,687)
Benefit from (provision for) income taxes	(97)	(3,703)	3,606
Net Income	$41,763	$73,447	$(31,684)

Income per share	$0.50	$0.84	$(0.34)
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
Our total capital was $1.84 billion at September 30, 2015, and included $1.21 billion of equity capital and $0.63 billion of the total $1.82 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $205 million of exchangeable debt due in 2019.
At September 30, 2015, we held $235 million in cash, and our available capital (defined as the approximate amount of capital we had readily available for long-term investments) was approximately $85 million. This amount excludes cash flow we expect to receive in future quarters from investments and cash proceeds that we could generate from the sale of non-core investments such as our mezzanine securities.
During July 2015, the FHLBC approved an increase to our FHLB-member subsidiary’s uncommitted borrowing capacity, bringing our subsidiary’s total uncommitted borrowing capacity with the FHLBC to $1.40 billion. At September 30, 2015, $1.25 billion of advances from the FHLBC were outstanding, of which $1.12 billion were classified as long-term debt.
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. This authorization replaced all previous share repurchase plans and has no expiration date. Our share repurchase authorization does not obligate us to acquire any specific number of shares. Under this authorization, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2015, there were approximately 2.5 million shares repurchased pursuant to this authorization. At September 30, 2015, approximately $65 million of this authorization remained available for the repurchases of shares of our common stock. Like other investments we may make, any repurchases of our common stock under this authorization would reduce our available capital described above.
We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring debt under residential and commercial loan warehouse facilities, securities repurchase facilities, and other short- and long-term debt facilities and other risks relating to our use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Debt Incurred Under Short-and Long-Term Borrowing Facilities."
Cash Flows and Liquidity for the Nine Months Ended September 30, 2015
Cash flows from our residential and commercial mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in credit losses, prepayments, and interest rates. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $1.05 billion in the first nine months of 2015. This amount was negative primarily due to the inclusion of the net cash utilized during the period from the purchase and sale of residential and commercial mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase and sale of loans initially classified as held-for-sale, cash flows from operating activities were negative $43 million in the first nine months of 2015. Additionally, cash flows from operations during the first nine months of 2015 were reduced by the purchase of $19 million of FHLBC stock during the first nine months of 2015.  Under our FHLB-member subsidiary’s borrowing agreement with the FHLBC, it must purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances.

Cash Flows from Investing Activities
During the nine months ended September 30, 2015, our net cash provided by investing activities was $670 million and primarily resulted from principal payments on loans held-for-investment at our consolidated Sequoia entities as well as principal payments from, and proceeds from sales of, real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any. Because many of our investment securities are financed through repurchase agreements, a significant portion of the proceeds from any sales of our investment securities would generally be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from prepayments and scheduled amortization in respect of our investment in securities would also generally be used to repay balances under these financing sources. In addition, during the nine months ended September 30, 2015, we had net transfers of residential loans with a carrying value of $964 million from held-for-sale to held-for-investment, and retained MSRs with a carrying value of $52 million and securities with a carrying value of $40 million from Sequoia securitizations of loans held-for-sale. These non-cash transactions were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the first nine months of 2015, our net cash provided by financing activities was $346 million. This primarily resulted from $754 million of net borrowings from the FHLBC that were used to finance residential loans held-for-investment. These financing proceeds were offset by $257 million of repayments of ABS issued, dividend payments and cash utilized for stock repurchases.
In November 2014, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2015. During the nine months ended September 30, 2015, we paid $72 million of cash dividends on our common stock, representing a dividend of $0.84 per share. In November 2015, the Board of Directors declared a regular dividend of $0.28 per share for the fourth quarter of 2015, which is payable on December 29, 2015 to shareholders of record on December 17, 2015. In accordance with the terms of outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.
Short-Term Debt
In the ordinary course of our business, we use recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans and the origination of commercial loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At September 30, 2015, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $1.16 billion (secured by residential loans with an aggregate fair value of $1.30 billion) and a total uncommitted borrowing limit of $1.55 billion. At September 30, 2015, we also had three short-term commercial loan warehouse facilities with a total outstanding debt balance of $110 million (secured by commercial loans with an aggregate fair value of $185 million). In addition, at September 30, 2015, we had an aggregate outstanding short-term debt balance of $475 million under eight securities repurchase facilities, which were secured by securities with a fair market value of $587 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $11 million) at September 30, 2015. In July, we elected not to renew one warehouse facility for residential loans held-for-sale, with an uncommitted borrowing capacity of $500 million.
At September 30, 2015, we had $1.87 billion of short-term debt outstanding. During 2015, the highest balance of our short-term debt outstanding was $1.99 billion.

Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. Under this agreement, our subsidiary may incur borrowings up to $1.40 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans and residential mortgage-backed securities. This borrowing agreement is uncommitted, which means that any request we make to borrow funds may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under this agreement. During the three and nine months ended September 30, 2015, our FHLB-member subsidiary borrowed an additional $368 million and $754 million, respectively, under this agreement. At September 30, 2015, $1.25 billion of advances were outstanding under this agreement, of which $1.12 billion were classified as long-term debt, with a weighted average interest rate of 0.35% and a weighted average maturity of nine years. FHLBC borrowings of $126 million are classified as short-term debt as these borrowings were due within 12 months as of September 30, 2015. At September 30, 2015, accrued interest payable on these borrowings was $435 thousand. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $1.42 billion at September 30, 2015. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At September 30, 2015, our subsidiary held $30 million of FHLBC stock that is included in other assets in our consolidated balance sheets.
Convertible Notes
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on these exchangeable notes was 6.63% and 6.58% for the three and nine months ended September 30, 2015, respectively. At September 30, 2015, the accrued interest payable balance on this debt was $4 million.

In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on our convertible notes was 5.45% and 5.41% for the three and nine months ended September 30, 2015, respectively. At September 30, 2015, the accrued interest payable balance on this debt was $7 million.
Trust Preferred Securities and Subordinated Notes
At September 30, 2015, we had trust preferred securities and subordinated notes of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity.
Commercial Secured Borrowings
At September 30, 2015, we had commercial secured borrowings of $66 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We structured certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.

Asset-Backed Securities
In July 2011, Redwood transferred $365 million of residential securities into the Residential Resecuritization in connection with the issuance of $245 million of ABS by the Residential Resecuritization to third parties. At September 30, 2015, there were $181 million of securities owned at the Residential Resecuritization, which were funded with $5 million of ABS issued.
In November 2012, Redwood transferred $291 million (principal balance) of commercial loans into the Commercial Securitization in connection with the issuance of $172 million of ABS by the Commercial Securitization to third parties. At September 30, 2015, there were $180 million (carrying value) of commercial loans owned at the Commercial Securitization, which were funded with $68 million of ABS issued.
At September 30, 2015, there were $1.28 billion (principal balance) of loans owned at consolidated Sequoia securitization entities, which were funded with $1.22 billion (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsection titled "Results of Consolidated Sequoia Entities" in the Results of Operations section of this MD&A for additional details on these entities.
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

At September 30, 2015, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at September 30, 2015 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at September 30, 2015 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements.
Contractual Obligations
The following table presents our contractual obligations and commitments at September 30, 2015, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.
Table 37 – Contractual Obligations and Commitments

September 30, 2015	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,747	$—	$—	$—	$1,747
Convertible notes	—	288	205	—	493
Anticipated interest payments on convertible notes	25	44	23	—	92
FHLBC borrowings	126	74	—	1,050	1,250
Anticipated interest payments on FHLBC borrowings	5	26	42	136	209
Other long-term debt	—	—	—	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	154	201
Accrued interest payable	14	—	—	—	14
Operating leases	3	5	2	1	11
Total Redwood Obligations and Commitments	$1,929	$456	$291	$1,481	$4,157

Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$—	$—	$—	$1,294	$1,294
Anticipated interest payments on ABS (3)	19	43	52	189	303
Accrued interest payable	1	—	—	—	1
Total Obligations of Entities Consolidated for Financial Reporting Purposes	20	43	52	1,483	1,598
Total Consolidated Obligations and Commitments	$1,949	$499	$343	$2,964	$5,755

(1)	Includes anticipated interest payments related to hedges.

(2)
All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)
The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at September 30, 2015.

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
There have been no changes in our internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of September 30, 2015, the FHLB-Seattle has received approximately $120 million of principal and $11 million of interest payments in respect of the Seattle Certificate. As of September 30, 2015, the Seattle Certificate had a remaining outstanding principal amount of approximately $14 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, as of September 30, 2015, approximately $13 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. As of September 30, 2015, the Schwab Certificate had a remaining outstanding principal amount of approximately $2 million. We agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At September 30, 2015, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. This authorization replaced all previous share repurchase plans and has no expiration date. Our share repurchase authorization does not obligate us to acquire any specific number of shares. Under this authorization, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2015, there were approximately 2.5 million shares repurchased pursuant to this authorization. At September 30, 2015, approximately $65 million of this authorization remained available for the repurchase of shares of our common stock.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2015.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Plans or Programs
(In Thousands, Except Per Share data)
July 1, 2015 - July 31, 2015	—	$—	—	$—
August 1, 2015 - August 31, 2015	497	$14.64	497	$92,724
September 1, 2015 - September 30, 2015	1,955	$14.38	1,955	$64,624
Total	2,452	$14.43	2,452	$64,624

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

10.1	Sixth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of August 5, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014;
(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014;
(iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2015 and 2014;
(iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2015 and 2014;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and
(vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	November 6, 2015	By:	/s/ Martin S. Hughes
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2015	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2015	By:	/s/ Collin L. Cochrane
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

10.1	Sixth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of August 5, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, is filed in XBRL-formatted interactive data files:
(i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014;
(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014;
(iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2015 and 2014;
(iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2015 and 2014;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and
(vi) Notes to Consolidated Financial Statements.