Form 10-K
period 2015-12-31
REDWOOD TRUST INC
filed 2016-02-26
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,303,251,238 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock outstanding on February 22, 2016 was 77,252,837.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2015 ANNUAL REPORT ON FORM 10-K

i

PART I
ITEM 1. BUSINESS
Introduction
Redwood Trust, Inc., together with its subsidiaries, focuses on investing in mortgage- and other real estate-related assets and engaging in mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our mortgage banking activities. During 2015, we operated our business in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments.
Our primary sources of income are net interest income from our investment portfolios and non-interest income from our mortgage banking activities. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and other liabilities. Income from mortgage banking activities consists of the profit we seek to generate through the acquisition of loans and their subsequent sale or securitization. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires.
Redwood Trust, Inc. has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable year ended December 31, 1994. We generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our operating subsidiaries” or “our taxable REIT subsidiaries” or “TRS.” Our mortgage banking activities and investments in mortgage servicing rights ("MSRs") are generally carried out through our taxable REIT subsidiaries, while our portfolio of mortgage- and other real estate-related investments is primarily held at our REIT. We generally intend to retain profits generated and taxed at our taxable REIT subsidiaries, and to distribute as dividends at least 90% of the taxable income we generate at our REIT.
Redwood Trust, Inc. was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941.
Financial information concerning our business, both on a consolidated basis and with respect to each of our segments, is set forth in Financial Statements and Supplementary Data as well as in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included in Part II, Items 8 and 7, respectively, of this Annual Report on Form 10-K.

Our Business Segments
Our residential mortgage banking segment primarily consists of operating a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale, securitization, or transfer to our investment portfolio. We typically acquire prime, jumbo mortgages and the related mortgage servicing rights on a flow basis from our network of loan sellers and distribute those loans through our Sequoia private-label securitization program or to institutions that acquire pools of whole loans. We occasionally supplement our flow purchases with bulk loan acquisitions. This segment also includes various derivative financial instruments and interest only securities retained from our Sequoia securitizations that we utilize to manage certain risks associated with residential loans we acquire.
During 2015, we also acquired conforming loans (defined as loans eligible for sale to Fannie Mae and Freddie Mac (the "Agencies")) and the related servicing rights on a flow basis from our seller network. Conforming loans we acquired were generally sold to the Agencies. During the first quarter of 2016, as part of our ongoing evaluation of the efficiency and profitability of our businesses, we announced plans to restructure our conforming loan operations by discontinuing the acquisition and aggregation of conforming loans for resale to the Agencies, and instead focus on direct conforming-related investments in mortgage servicing rights and risk-sharing transactions.
Our residential mortgage banking segment’s main source of revenue is income from mortgage banking activities, which includes valuation increases (or gains) on the sale or securitization of loans, and from hedges used to manage risks associated with these activities. Additionally, this segment may generate interest income on loans held pending securitization or sale. Funding expenses, direct operating expenses, and tax expenses associated with these activities are also included in this segment.

Our residential investments segment includes a portfolio of investments in residential mortgage-backed securities retained from our Sequoia securitizations, as well as residential mortgage-backed securities issued by third parties. In addition, this segment includes a subsidiary of Redwood Trust that is a member of the Federal Home Loan Bank of Chicago ("FHLBC") and that utilizes attractive long-term financing from the FHLBC to make long-term investments directly in residential mortgage loans. Finally, this segment invests in MSRs associated with residential loans we have sold or securitized, as well as MSRs that we purchased from third parties. The residential investments segment’s main sources of revenue are interest income from investment portfolio securities and residential loans held-for-investment, as well as MSR income. Additionally, this segment may realize gains upon the sale of securities. Funding expenses, hedging expenses, direct operating expenses, and tax provisions associated with these activities are also included in this segment.
During 2015, our commercial mortgage banking and investments segment consisted primarily of a mortgage loan conduit that originated senior commercial loans for subsequent sale to third-party CMBS sponsors or other investors. In addition to senior loans, during 2015 we offered complementary forms of commercial real estate financing directly to borrowers that included mezzanine loans, subordinate mortgage loans, and other financing solutions. We typically have held the mezzanine and other subordinate loans we originated in our commercial investment portfolio. During the first quarter of 2016, as part of our ongoing evaluation of the efficiency and profitability of our businesses, we announced plans to reposition our commercial business to focus solely on investing activities and discontinue commercial loan originations. During 2015, this segment’s main sources of revenue were mortgage banking income, which included valuation increases (or gains) on the sale of senior commercial loans and associated hedges, and net interest income from mezzanine or subordinate loans held in our investment portfolio. Funding expenses, direct operating expenses, and tax expenses associated with these activities are also included in this segment.
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency of private label securitization as a form of mortgage financing; (ii) statements related to our financial outlook and expectations for 2016, including with respect to: 2016 earnings, growth in portfolio net interest income, reductions in operating expenses associated with the repositioning of our conforming residential and commercial mortgage banking activities, nonrecurring severance payments and other charges related to this repositioning, MSR portfolio net income, residential mortgage banking income, gain on sales income related to the sale of securities, expected capital allocation among our investment portfolio and mortgage banking activities; (iii) expectations related to our residential mortgage banking activities, including our focus on whole-loan acquisitions and sales; (iv) statements we make regarding our outlook for debt markets and potential dislocations in those markets, opportunities that may result from such dislocations, and our expectations with respect to our capital, liquidity and short-term securities repurchase financing; (v) statements regarding our residential investment portfolio, including our expectations regarding investments held at our FHLB-member subsidiary and the financing for such investments; (vi) statements we make regarding our stock and debt repurchase authorizations and our approach in considering additional repurchase activity; (vii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the fourth quarter of 2015 and at December 31, 2015, and statements relating to expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (viii) statements relating to our estimate of our available capital (including that we estimate our capital available for investments at December 31, 2015 to be approximately $172 million and at February 19, 2016 to be in excess of $200 million); (ix) statements we make regarding our dividend policy, including our intention to pay a regular dividend of $0.28 per share per quarter in 2016; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $23 million of tax credit losses on residential securities we currently own to be realized over an estimated three- to five-year period).

Important factors, among others, that may affect our actual results in 2016 include: interest rate volatility, changes in credit spreads, and changes in liquidity in the market for real estate securities and loans; changes in the demand from investors for residential mortgages and investments, and our ability to distribute an increased volume of residential mortgages through our whole-loan distribution channel; our ability to finance our investments in securities and our acquisition of residential mortgages with short-term debt; the availability of assets for purchase at attractive risk-adjusted returns and our ability to reinvest cash and the proceeds from the potential sale of securities and investments we hold; changes in the values of assets we own; higher than expected operating expenses due to delays or decreases in the realization of expected operating expense reductions related to the repositioning of our conforming mortgage banking activities and commercial loan origination activities, and other unforeseen expenses; general economic trends, the performance of the housing, commercial real estate, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers; federal and state legislative and regulatory developments, and the actions of governmental authorities, including those affecting the mortgage industry or our business (including, but not limited to, the Federal Housing Finance Agency’s rules relating to FHLB membership requirements and the implications for our captive insurance subsidiary’s membership in the FHLB); developments related to the fixed income and mortgage finance markets and the Federal Reserve’s statements regarding its future open market activity and monetary policy; our exposure to credit risk and the timing of credit losses within our portfolio; the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own; our exposure to adjustable-rate mortgage loans; the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks; changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies; changes in interest rates; changes in mortgage prepayment rates; the ability of counterparties to satisfy their obligations to us; our involvement in securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions; exposure to claims and litigation, including litigation arising from our involvement in securitization transactions; whether we have sufficient liquid assets to meet short-term needs; our ability to successfully compete and retain or attract key personnel; our ability to adapt our business model and strategies to changing circumstances; changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities; our exposure to a disruption or breach of the security of our technology infrastructure and systems; exposure to environmental liabilities; our failure to comply with applicable laws and regulations; our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures; the impact on our reputation that could result from our actions or omissions or from those of others; changes in accounting principles and tax rules; our ability to maintain our status as a REIT for tax purposes; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; decisions about raising, managing, and distributing capital; and other factors not presently identified.
This Annual Report on Form 10-K may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.
Certifications
Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 26, 2016, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on June 8, 2015 that he was unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.
Employees
As of December 31, 2015, Redwood employed 211 people. Following the announcements during the first quarter of 2016 of the restructuring of our conforming loan operations and repositioning of our commercial business, as of February 19, 2016, Redwood employed 153 people.

Item 1A. Risk Factors
Strategic business and capital deployment decisions we made in 2015 and early 2016, including decisions relating to restructuring or repositioning certain of our business activities and decisions relating to repurchases of Redwood common stock, may not improve our profitability or competitiveness and may not represent the best allocation of our capital over the near- and long-term. Decisions we make in the future about our business strategy and the investment of our capital, including through the repurchase of common stock or other securities issued by Redwood, could also fail to improve our business and results of operations.
In January 2016, we announced that we were restructuring our residential conforming mortgage loan business by discontinuing the acquisition and aggregation of conforming loans for resale to Fannie Mae and Freddie Mac, and instead focusing on direct conforming-related investments in mortgage servicing rights and risk-sharing transactions. In addition, in February 2016 we announced a repositioning of our commercial loan business by discontinuing the origination of senior and mezzanine commercial mortgage loans to focus on managing our existing portfolio of commercial mezzanine loans and opportunities for attractive investments in commercial mortgage-backed securities and other commercial mortgage loan-related transactions. These changes to our overall business model and structure were intended to discontinue operations that had not recently been, and were not expected to be, profitable for Redwood and to free up capital for more profitable business and investment opportunities. These changes were premised on our outlook for economic and market conditions, as well as competitive considerations and assumptions about the workforce reductions and expense savings that could accompany these changes. The assumptions underlying these changes could turn out to be incorrect or economic and market conditions could develop in a manner that is not consistent with the outlook we held. In addition, the assumptions we made about the level of workforce reduction that could accompany these changes, and the expense savings that would result, could have been wrong. As a result, these changes could fail to improve the profitability of Redwood, could fail to result in capital being available for more profitable businesses and investments, or could otherwise damage our business, our reputation, our ability to access financing, and our ability to raise capital, or could have other unforeseen consequences, any or all of which could result in a material adverse effect on our business and results of operations in the future. Decisions we make in the future about our business strategy and the investment of our capital could also fail to improve our business and results of operations.
In addition, in August 2015, our Board of Directors authorized the purchase of shares of Redwood common stock in an amount up to $100 million and we subsequently, during 2015 and in January 2016, repurchased approximately $100 million of common stock at an average price per share of $13.68. In February 2016, our Board of Directors approved an additional authorization for the purchase of up to $100 million of Redwood common stock and also authorized the repurchase of other securities issued by Redwood, including convertible and exchangeable debt securities due in 2018 and 2019, respectively. If we repurchase shares of Redwood common stock or other securities issued by Redwood, it is because at the time we believe the shares or securities are trading at attractive levels relative to other uses of capital or investment opportunities then available to us; however, it is possible that other uses of this capital could have been more accretive to our earnings or book value or that subsequent capital needs arise that were not contemplated at the time we made these decisions. Our past and future decisions relating to the repurchases of Redwood common stock or other securities issued by Redwood could fail to improve our results of operations or could negatively impact our ability to execute our business plans, meet financial obligations, access financing, or raise additional capital, any or all of which could result in a material adverse effect on our business and results of operations in the future.
Recently adopted Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results.
 In June 2014, we announced that our wholly-owned captive insurance company subsidiary, RWT Financial, LLC, was approved as a member of the Federal Home Loan Bank of Chicago (“FHLBC”). This membership has provided RWT Financial with access to attractive long-term collateralized financing for mortgage loans and securities it holds and acquires. RWT Financial currently has approximately $2.0 billion of long-term borrowings from the FHLBC to finance its portfolio of jumbo residential mortgage loans. In January 2016, federal regulations were adopted by the Federal Housing Finance Agency (“FHFA”), which is the regulator of the Federal Home Loan Bank System, relating to captive insurance company membership in the Federal Home Loan Bank System. Under these regulations, RWT Financial, LLC is only eligible to remain as a member of the FHLBC for a five-year transition period and may not be able to obtain additional advances or increases to its borrowing capacity from the FHLBC, although the FHLBC is permitted to allow advances that were outstanding to RWT Financial prior to effectiveness of the regulations to remain outstanding until scheduled maturity (even if that scheduled maturity extends beyond the five-year transition period).

The final regulations published by the FHFA could negatively impact us in a number of different ways, including, without limitation, by: limiting our ability to acquire (or the attractiveness of acquiring) residential mortgage loans to hold as long-term investments; limiting our ability to increase net interest income earned by RWT Financial; and, following the five-year transition period and the scheduled maturity of our currently outstanding advances, requiring us to arrange for alternative (and, likely, less attractive) financing sources for residential mortgage loans held as long-term investments or, if such alternative financing sources are not then available, requiring us to liquidate our portfolio of residential loans held as long-term investments, any of which could negatively impact our business and operating results. In addition, our increased reliance on long-term financing from the FHLBC exposes us to risks of the type described below in Part II, Item 7 of this Annual Report on Form 10-K under the heading, “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
General economic developments and trends and the performance of the housing, commercial real estate, mortgage finance, and broader financial markets may adversely affect our business and the value of, and returns on, real estate-related and other assets we own or may acquire and could also negatively impact our business and financial results.
Our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, are affected by developments in the U.S. economy and the broader global economy. As a result, negative economic developments are likely to negatively impact our business and financial results. There are a number of factors that could contribute to negative economic developments, including, but not limited to, high unemployment, rising government debt levels, U.S. fiscal and monetary policy changes, including Federal Reserve policy shifts and changes in benchmark interest rates, changing U.S. consumer spending patterns, negative developments in the housing and commercial real estate markets, and changing expectations for inflation and deflation. Personal income and unemployment levels affect borrowers’ ability to repay residential mortgage loans underlying residential real estate-related assets we own, and there is risk that economic growth and activity could be weaker than anticipated or negative.
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
Changing benchmark interest rates, and the Federal Reserve’s actions and statements regarding monetary policy, can affect the fixed income and mortgage finance markets in ways that could adversely affect our future business and financial results and the value of, and returns on, real estate-related investments and other assets we own or may acquire.
Statements by the Federal Reserve regarding monetary policy and the actions it takes to set or adjust monetary policy may affect the expectations and outlooks of market participants in ways that disrupt our business and adversely affect our financial results and the value of, and returns on, our portfolio of real-estate related investments and the pipeline of residential mortgage loans we own or may acquire. For example, from 2013 through 2015, statements made by the Chair and other members of the Board of Governors of the Federal Reserve System and by other Federal Reserve Bank officials regarding the U.S. economy, future economic growth, the Federal Reserve’s future open market activity and monetary policy had a significant impact on, among other things, benchmark interest rates, the value of residential mortgage loans, and, more generally, the fixed income markets. These statements, the actions of the Federal Reserve, and other factors also significantly impacted many market participants’ expectations and outlooks regarding future levels of benchmark interest rates and the expected yields these market participants would require to invest in fixed income instruments, including most residential mortgages and residential mortgage-backed securities (RMBS).

To the extent benchmark interest rates rise, one of the immediate potential impacts on our business would be a reduction in the overall value of the pool of residential mortgage loans that we own and the overall value of the pipeline of residential mortgage loans that we have identified for purchase. Rising benchmark interest rates also generally have a negative impact on the overall cost of short- and long-term borrowings we use to finance our acquisitions and holdings of residential mortgage loans, including as a result of the requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the mortgage loans we finance with short- and long-term borrowings. The short- and long-term borrowings we use to finance our acquisitions and holdings of residential mortgage loans are uncommitted and have a limited term, which could result in these types of borrowings not being available in the future to fund our acquisitions and holdings and could result in our being required to sell holdings of residential mortgage loans and incur losses. Similar impacts would also be expected with respect to the short-term borrowings we use to finance our acquisitions and holdings of RMBS. In addition, any inability to fund acquisitions of mortgage loans could damage our reputation as a reliable counterparty in the mortgage finance markets.
To the extent benchmark interest rates rise, it would also likely impact the volume of residential mortgage loans available for purchase in the marketplace and our ability to compete to acquire residential mortgage loans as part of our residential mortgage banking activities. These impacts could result from, among other things, a lower overall volume of mortgage refinance activity by mortgage borrowers and an increased level of competition from large commercial banks that may operate with a lower cost of capital than we do, including as a result of Federal Reserve monetary policies that impact banks more favorably than us and other non-bank institutions. These and other impacts of developments of the type described above have had, and may continue to have, a negative impact on our business and results of operations and we cannot accurately predict the full extent of these impacts or for how long they may persist.
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
Furthermore, the credit crisis and subsequent financial turmoil prompted the federal government to put into place new statutory and regulatory frameworks and policies for reforming the U.S. financial system. These financial reforms are aimed at, among other things, promoting robust supervision and regulation of financial firms, establishing comprehensive supervision of financial markets, protecting consumers and investors from financial abuse, providing the U.S. government with additional tools to manage financial crises, and raising international regulatory standards and improving international cooperation, but their scope could be expanded beyond what has been currently enacted, implemented, and proposed. Certain financial reforms focused specifically on the issuance of asset-backed securities through securitization transactions have not been fully implemented or have not yet, or have only recently, become effective, but include or are expected to include significantly enhanced disclosure requirements, risk retention requirements, and rules restricting a broad range of conflicts of interests in regard to these transactions. Implementation of financial reforms, whether through law, regulations, or policy, including changes to the manner in which financial institutions, financial products, and financial markets operate and are regulated and any related changes in the accounting standards that govern them, could adversely affect our business and financial results by subjecting us to regulatory oversight, making it more expensive to conduct our business, reducing or eliminating any competitive advantage we may have, or limiting our ability to expand, or could have other adverse effects on us.

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
In the wake of the recent financial crisis, certain counties, cities and other municipalities took steps to begin to consider how the power of eminent domain could be used to acquire residential mortgage loans from private-label securitization trusts and additional municipalities may be similarly considering this matter or may do so in the future. To the extent municipalities or other governmental authorities proceed to implement and carry out these or similar proposals and acquire residential mortgage loans from securitization trusts in which we hold an economic interest, there would likely be a negative impact on the value of our interests in those securitization trusts and a negative impact on our ability to engage in future securitizations (or on the returns we would otherwise expect to earn from executing future securitizations), which impacts could be material.
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
In addition, rising interest rates may increase the credit risks associated with certain residential real estate loans. For example, the interest rate is adjustable for many of the loans held at securitization entities we have sponsored and for a portion of the loans underlying residential securities we have acquired from securitizations sponsored by others. In addition, a portion of the loans pledged by our subsidiary, RWT Financial, to secure long-term borrowings from the FHLBC, may have adjustable interest rates. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults.
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

Commercial real estate loans are particularly sensitive to changes in the local economy, so even minor local adverse economic events may adversely affect the performance of commercial real estate assets. We are typically exposed to credit risk associated with both senior and subordinated commercial loans, and much of our exposure to credit risk associated with commercial loans is in the form of subordinate financing (e.g., mezzanine loans, b-notes, preferred equity, and subordinated interests in securitized pools). We have directly originated commercial loans and may participate in loans originated by others (including through ownership of commercial mortgage-backed securities). Our origination of commercial loans results in our exposure to credit, legal, and other risks that may be greater than risks associated with loans we acquire or participate in that are originated by others. We may incur losses on commercial real estate loans and securities for reasons not necessarily related to an adverse change in the performance of the property (or properties) associated with any such loan or the loan (or loans) underlying any such security. This includes bankruptcy by the owner of the property, issues regarding the form of ownership of the property, poor property management, origination errors, inaccurate appraisals, fraud, and non-timely actions by servicers. If and when these problems become apparent, we may have little or no recourse to the borrower, issuer of the securities, or seller of the loan and we may incur credit losses as a result.
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
For loans or other investments we own directly (not through a securitization structure), we will most likely be in a position to incur credit losses - should they occur - only after losses are borne by the owner of the property (e.g., by a reduction in the owner’s equity stake in the property). Similar to our exposure to credit losses on loans we own directly, we have committed to assume credit losses - but only up to a specified amount - on certain conforming residential mortgage loans that we acquired and then sold to Fannie Mae and Freddie Mac pursuant to risk-sharing arrangements we have entered into with those entities, to the extent any such losses exceed the owner’s equity investment in the property. We may take actions available to us in an attempt to protect our position and mitigate the amount of credit losses, but these actions may not prove to be successful and could result in our increasing the amount of credit losses we ultimately incur on a loan.

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
A significant number of residential real estate loans that underlie the securities we own are secured by properties in California and, thus, we have a higher concentration of credit risk within California than in other states. Additional states where we have concentrations of residential loan credit risk are set forth in Note 6 to the Financial Statements within this Annual Report on Form 10-K. Balances on commercial loans we have originated or may otherwise acquire are larger than residential loans and we may continue to have a geographically concentrated commercial loan portfolio. Our commercial loans are generally concentrated in or near major metropolitan areas. Additional information on geographic distribution of our commercial loan portfolio is set forth in Note 7 to the Financial Statements within this Annual Report on Form 10-K.

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
Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our quality control and loss mitigation policies and procedures may not be successful in limiting future delinquencies, defaults, and losses, or they may not be cost effective. Our underwriting reviews may not be effective. The securitizations in which we have invested may not receive funds that we believe are due from mortgage insurance companies and other counterparties. Loan servicing companies may not cooperate with our loss mitigation efforts or those efforts may be ineffective. Service providers to securitizations, such as trustees, loan servicers, bond insurance providers, and custodians, may not perform in a manner that promotes our interests. Delay of foreclosures could delay resolution and increase ultimate loss severities, as a result.
The value of the homes collateralizing or underlying residential loans or investments may decline. The value of the commercial properties collateralizing or underlying commercial loans or investments may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, larger balance loans, reduced documentation loans, subprime loans, alt-a loans, second lien loans, loans in certain locations, residential mortgage loans that are not “qualified mortgages” under regulations promulgated by the CFPB, and loans or investments that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans becomes real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.
Changes in consumer behavior, bankruptcy laws, tax laws, regulation of the mortgage industry, and other laws may exacerbate loan or investment losses. Changes in rules that would cause loans owned by a securitization entity to be modified may not be beneficial to our interests if the modifications reduce the interest we earn and increase the eventual severity of a loss. In some states and circumstances, the securitizations in which we invest have recourse as owner of the loan against the borrower’s other assets and income in the event of loan default. However, in most cases, the value of the underlying property will be the sole effective source of funds for any recoveries. Other changes or actions by judges or legislators regarding mortgage loans and contracts, including the voiding of certain portions of these agreements, may reduce our earnings, impair our ability to mitigate losses, or increase the probability and severity of losses. Any expansion of our loss mitigation efforts could increase our operating costs and the expanded loss mitigation efforts may not reduce our future credit losses.

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
We may own securities backed by residential loans that are particularly sensitive to changes in prepayments rates. These securities include interest-only securities (IOs) that we acquire from third parties and from our Sequoia entities. Faster prepayments than we anticipated on the underlying loans backing these IOs will have an adverse effect on our returns on these investments and may result in losses. Similarly, we own mortgage servicing rights, or MSRs, associated with residential mortgage loans that are particularly sensitive to changes in prepayments rates. As the owner of an MSR, we are entitled to a portion of the interest payments made by the borrower in respect of the associated loan and we are responsible for hiring and compensating a sub-servicer to directly service the associated loan. Faster prepayments than we anticipate on loans associated with MSRs we own will have an adverse effect on our returns from these MSRs and may result in losses.

Some of the commercial real estate loans we hold may allow the borrower to make prepayments without incurring a prepayment penalty and some may include provisions allowing the borrower to extend the term of the loan beyond the originally scheduled maturity. Because the decision to prepay or extend a commercial loan is controlled by the borrower, we may not accurately anticipate the timing of these events, which could affect the earnings and cash flows we anticipate and could impact our ability to finance these assets.
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
Assets we acquire or invest in may not generate the economic returns and GAAP yields we expect. Realized cash flow could be significantly lower than expected and returns from new investments and acquisitions could be negative. In order to maintain our portfolio size and our earnings, we must reinvest in new assets a portion of the cash flows we receive from principal, interest, and sales. We receive monthly payments from many of our assets, consisting of principal and interest. In addition, occasionally some of our residential securities are called (effectively sold). We may also sell assets from time to time as part of our portfolio and capital management strategies. Principal payments, calls, and sales reduce the size of our current portfolio and generate cash for us.

If the assets we invest in or acquire in the future earn lower GAAP yields than do the assets we currently own, our reported earnings per share could decline over time as the older assets are paid down, are called, or are sold, assuming comparable expenses, credit costs, and market valuation adjustments. Under the effective yield method of accounting that we use for GAAP purposes for some of our assets, we recognize yields on assets based on our assumptions regarding future cash flows. A portion of the cash flows we receive may be used to reduce our basis in these assets. As a result of these various factors, our basis for GAAP amortization purposes may be lower than their current fair values. Assets with a lower GAAP basis than current fair values generate higher GAAP yields, yields that are not necessarily available on newly acquired assets. Future economic conditions, including credit results, prepayment patterns, and interest rate trends, are difficult to project with accuracy over the life of the assets we acquire, so there will be volatility in the reported returns over time.
Our growth may be limited if assets are not available or not available at attractive prices.
To reinvest proceeds from principal repayments and deploy capital we raise, we must invest in or acquire new assets. If the availability of new assets is limited, we may not be able to invest in or acquire assets that will generate attractive returns. Generally, asset supply can be reduced if originations of a particular product are reduced or if there are few sales in the secondary market of seasoned product from existing portfolios. In particular, assets we believe have a favorable risk/reward ratio may not be available for purchase.
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
We no longer originate commercial loans, but we may invest in commercial loans originated by third parties. Overall industry-wide volume of commercial real estate loan originations and financings remains below the volume the industry has experienced in the past and the high-quality commercial assets we seek to invest in may be competitively sought after by other investors.
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
We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to the types of investments we have traditionally made. Additionally, we may enter into or engage in various types of securitizations, transactions, services, and other operating businesses that are different than the types we have traditionally entered into or engaged in. For example, since 2012 and continuing into 2016 we have increased our holdings of MSRs associated with residential mortgage loans. As another example, in 2014 our FHLBC-member subsidiary established a borrowing facility with the FHLBC that provides a source of long-term financing for residential mortgage loans that our subsidiary buys and holds, as a result of which its holdings of residential whole loans have increased. Also in 2014, we began entering into risk-sharing arrangements with Fannie Mae and Freddie Mac under which we can enhance the profitability of transacting in conforming loan products by committing to absorb credit losses on new conforming loans that we sell to Fannie Mae and Freddie Mac. Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. We may invest in non-real estate asset-backed securities (ABS), corporate debt, or equity. We have invested in diverse types of IOs from residential and commercial securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks. We have originated first mortgage commercial loans which we have sold to others (while, in some cases, retaining a subordinate interest in these loans or retaining subordinate financing for the same property) and this exposes us to certain representation and warranty, aggregation, market value, and other risks on loan balances in excess of our potential investments.

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
We may change our investment strategy or financing plans at any time, which could result in our making investments that are different from, and possibly riskier than, the investments we have previously made or described. A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Decisions to employ additional leverage could increase the risk inherent in our investment strategy. Furthermore, a change in our investment strategy could result in our making investments in new asset categories or in different proportions among asset categories than we previously have. For example, we could in the future determine to invest a greater proportion of our assets in securities backed by non-prime or subprime residential mortgage loans. These changes could result in our making riskier investments, which could ultimately have an adverse effect on our financial returns. Alternatively, we could determine to change our investment strategy or financing plans to be more risk averse, resulting in potentially lower returns, which could also have an adverse effect on our financial returns.
The performance of the assets we own and the investments we make will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of, securities, loans, and other assets we own may be volatile.
We seek to manage certain of the risks associated with acquiring, holding, selling, and managing real estate loans and securities and other real estate-related investments. No amount of risk management or mitigation, however, can change the variable nature of the cash flows of, fair values of, and financial results generated by these loans, securities, and other assets. Changes in the credit performance of, or the prepayments on, these investments, including real estate loans and the loans underlying these securities, and changes in interest rates impact the cash flows on these securities and investments, and the impact could be significant for our loans, securities, and other assets with concentrated risks. Changes in cash flows lead to changes in our return on investment and also to potential variability in and level of reported income. The revenue recognized on some of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility.
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
We report the fair values of securities, loans, MSRs, derivatives, and certain other assets on our consolidated balance sheets. In computing the fair values for these assets we may make a number of market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. For further information regarding our assets recorded at fair value see Note 5 to the Financial Statements within this Annual Report on Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth in the immediately following risk factor.
Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.
Many of our investments have limited liquidity.
Many of the residential and commercial securities we own or may own are generally illiquid - that is, there is not a significant pool of potential investors that are likely to invest in these, or similar, securities. This illiquidity can also exist for the residential and commercial loans we hold. At times, the vast majority of the assets we own are illiquid. In turbulent markets, it is likely that the securities, loans, and other assets we own may become even less liquid. As a result, we may not be able to sell certain assets at opportune times or at attractive prices or we may incur significant losses upon sale of these assets, should we want or need to sell them.
 Our level of indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our convertible notes and other debt instruments.
At December 31, 2015, our total consolidated liabilities (excluding indebtedness associated with asset-backed securities issued by consolidated Sequoia entities and a commercial securitization entity, for which we are not liable) was $4.03 billion, including $288 million of outstanding convertible notes due in 2018 and $205 million of outstanding exchangeable securities due in 2019. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

•	requiring asset sales to fund maturing debt;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	dilution experienced by our existing stockholders as a result of the conversion of the convertible notes or exchangeable securities into shares of common stock; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

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
We fund the residential loans we acquire in anticipation of a future sale or securitization with a combination of equity and short-term debt. In addition, we also make investments in securities and loans financed with short- and long-term debt. By incurring this debt (i.e., by applying financial leverage), we expect to generate more attractive returns on our invested equity capital. However, as a result of using financial leverage (whether for the accumulation of loans or related to longer-term investments), we could also incur significant losses if our borrowing costs increase relative to the earnings on our assets and costs of any related hedges. Financing facility creditors may also force us to sell assets pledged as collateral under adverse market conditions to meet margin calls, for example, in the event of a decrease in the fair values of the assets pledged as collateral. Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues. Further discussion of the risk associated with maintaining our REIT status is set forth in the risk factor titled “Redwood has elected to be a REIT and, as such, is required to meet certain tests in order to maintain its REIT status. This adds complexity and costs to running our business and exposes us to additional risks.” In addition, we make financial covenants to creditors in connection with incurring short- and long-term debt, such as covenants relating to our maintaining a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets. If we fail to comply with these financial covenants we would be in default under our financing facilities, which could result in, among other things, the liquidation of collateral we have pledged pursuant to these facilities under adverse market conditions and the inability to incur additional borrowings to finance our business activities. A further discussion of financial covenants we are subject to and related risks associated with our use of short-term debt is set forth in Part II, Item 7 of this Annual Report on Form 10-K under the heading, “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.”
The inability to access financial leverage through warehouse and repurchase facilities, credit facilities, our FHLB-member subsidiary’s borrowing facility with the FHLBC, or other forms of debt financing may inhibit our ability to execute our business plan, which could have a material adverse effect on our financial results, financial condition, and business.
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

We cannot assure you that we will be successful in establishing sufficient sources of short-term debt when needed. In addition, because of its short-term nature, lenders may decline to renew our short-term debt upon maturity or expiration, and it may be difficult for us to obtain continued short-term financing. During certain periods, lenders may curtail their willingness to provide financing, as liquidity in short-term debt markets, including repurchase facilities and commercial paper markets, can be withdrawn suddenly, making it difficult or expensive to renew short-term borrowings as they mature. To the extent our business or investment strategy calls for us to access financing and counterparties are unable or unwilling to lend to us, then our business and financial results will be adversely affected. In addition, it is possible that lenders who provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, in which case funds we had planned to be able to access may not be available to us. Additionally, federal regulations were adopted by the Federal Housing Finance Agency in January 2016 relating to captive insurance company membership in the Federal Home Loan Bank System. Under these regulations, our captive insurance company subsidiary, RWT Financial, LLC, which is currently a member of the Federal Home Loan Bank of Chicago (FHLBC), is only eligible to remain as a member of the FHLBC for a five-year transition period and may not be able to obtain additional advances or increases to its borrowing capacity from the FHLBC. Although FHLBC is permitted to allow advances that were outstanding to RWT Financial prior to effectiveness of the regulations to remain outstanding until scheduled maturity (even if that scheduled maturity extends beyond the five-year transition period), these regulations may limit RWT Financial’s ability to increase the size of its portfolio of residential mortgage loans and thereby may impact the ability to increase net interest income generated by RWT Financial’s portfolio of held-for-investment loans, and could otherwise have an adverse effect on our business and results of operations, as further described under the risk factor titled “Recently adopted Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results.”
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

Through certain of our wholly-owned subsidiaries we have engaged in the past, and plan to continue to engage, in acquiring residential mortgage loans with the intent to sell these loans to third parties or hold them as investments. Similarly, we have engaged in the past, and plan to continue to engage, in acquiring residential MSRs. These types of transactions and investments expose us to potentially material risks.
Acquiring mortgage loans with intent to sell these loans to third parties generally requires us to incur short-term debt, either on a recourse or non-recourse basis, to finance the accumulation of loans or other assets prior to sale. This type of debt may not be available to us, or may only be available to us on an uncommitted basis, including in circumstances where a line of credit had previously been made available or committed to us. In addition, the terms of any available debt may be unfavorable to us or impose restrictive covenants that could limit our business and operations or the violation of which could lead to losses and inhibit our ability to borrow in the future. We expect to pledge assets we acquire to secure the short-term debt we incur. To the extent this debt is recourse to us, if the fair value of the assets pledged as collateral declines, we would be required to increase the amount of collateral pledged to secure the debt or to repay all or a portion of the debt. In addition, when we acquire assets for a sale, we make assumptions about the cash flows that will be generated from those assets and the market value of those assets. If these assumptions are wrong, or if market values change or other conditions change, it could result in a sale that is less favorable to us than initially assumed, which would typically have a negative impact on our financial results.
Furthermore, if we are unable to complete the sale of these types of assets, it could have a negative impact on our business and financial results. We have a limited capacity to hold residential loans on our balance sheet as investments, and our business is not structured to buy-and-hold the full volume of loans that we routinely acquire with the intent to sell. If demand for buying whole-loans weakens, we may be forced to incur additional debt on unfavorable terms or may be unable to borrow to finance these assets, which may in turn impact our ability to continue acquiring loans over the short or long term.
Prior to acquiring loans or other assets for sale, we may undertake underwriting and due diligence efforts with respect to various aspects of the loan or asset. When underwriting or conducting due diligence, we rely on resources and data available to us, which may be limited, and we rely on investigations by third parties. We may also only conduct due diligence on a sample of a pool of loans or assets we are acquiring and assume that the sample is representative of the entire pool. Our underwriting and due diligence efforts may not reveal matters which could lead to losses. If our underwriting process is not robust enough or if we do not conduct adequate due diligence, or the scope of our underwriting or due diligence is limited, we may incur losses. Losses could occur due to the fact that a counterparty that sold us a loan or other asset refuses or is unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine subsequent to purchase that one or more of the representations or warranties made to us in connection with the sale was inaccurate.
In addition, when selling residential mortgage loans or acquiring servicing rights associated with residential mortgage loans, we typically make representations and warranties to the purchaser or to other third parties regarding, among other things, certain characteristics of those assets, including characteristics we seek to verify through our underwriting and due diligence efforts. If our representations and warranties are inaccurate with respect to any asset, we may be obligated to repurchase that asset or pay damages, which may result in a loss. We generally only establish reserves for potential liabilities relating to representations and warranties we make if we believe that those liabilities are both probable and estimable, as determined in accordance with GAAP. As a result, we may not have reserves relating to these potential liabilities or any reserves we may establish could be inadequate. Even if we obtain representations and warranties from the counterparties from whom we acquired the loans or other assets, they may not parallel the representations and warranties we make or may otherwise not protect us from losses, including, for example, due to the fact that the counterparty may be insolvent or otherwise unable to make a payment to us at the time we claim damages for a breach of representation or warranty. Furthermore, to the extent we claim that counterparties we have acquired loans from have breached their representations and warranties to us, it may adversely impact our business relationship with those counterparties, including by reducing the volume of business we conduct with those counterparties, which could negatively impact our ability to acquire loans and our business. To the extent we have significant exposure to representations and warranties made to us by one or more counterparties we acquire loans from, we may determine, as a matter of risk management, to reduce or discontinue loan acquisitions from those counterparties, which could reduce the volume of residential loans we acquire and negatively impact our business and financial results.

Since mid-2014, RWT Financial, our FHLB-member subsidiary, has been increasing the portfolio of residential mortgage loans it acquires and holds for investment with long-term financing provided by the FHLBC. At December 31, 2014, RWT Financial had approximately $496 million of long-term borrowings outstanding from the FHLBC, which were collateralized by residential mortgage loans. At December 31, 2015, RWT Financial had approximately $1.3 billion of long-term borrowings and $138 million of short-term borrowings outstanding from the FHLBC, which were collateralized by residential mortgage loans. RWT Financial currently has borrowing capacity from the FHLBC of $2.0 billion, and it may not be able to obtain any increases to its borrowing capacity in the future. As of February 25, 2016, RWT Financial had outstanding advances from the FHLB Chicago of $2.0 billion. This source of financing has enabled RWT Financial to earn attractive returns on loans held as long-term investments, contributing a significant amount to our 2015 earnings. RWT Financial’s ability to increase the size of its portfolio of residential mortgage loans may be limited and this may impact the ability to increase net interest income generated by RWT Financial, as further described under the risk factor titled “Recently adopted Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results.” Additionally, the increase in residential mortgage loans held as long-term investments exposes us to the risk of loss on the full balance of those loans, which is typically not the case with respect to securities we retain from securitization transactions we sponsor. The materialization of any of these risks related to RWT Financial’s investment activity and FHLB financing could significantly impact our financial and operating results.
Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to residential mortgage loans. We have in the past also engaged in, and may in the future engage in, other types of securitization transactions or similar transactions, including securitization transactions relating to commercial real estate loans and other types of commercial real estate investments. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.
Engaging in securitization transactions and other similar transactions generally requires us to incur short-term debt, either on a recourse or non-recourse basis, to finance the accumulation of loans or other assets prior to securitization. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans accumulated for that purpose, which may hurt our business or financial results. In addition, in connection with engaging in securitization transactions, we engage in due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets. The risks associated with incurring this type of debt in connection with securitization activity, the risks related to our ability to complete securitization transactions after we have accumulated loans for that purpose, and the risks associated with the due diligence we conduct, and the representations and warranties we make, in connection with securitization activity are similar to the risks associated with acquiring loans with the intent to sell them to third parties, as described in the immediately preceding risk factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and plan to continue to engage, in acquiring residential mortgage loans with the intent to sell these loans to third parties or hold them as investments. Similarly, we have engaged in the past, and plan to continue to engage, in acquiring servicing rights associated with residential mortgage loans. These types of transactions and investments expose us to potentially material risks.”
When engaging in securitization transactions, we also prepare marketing and disclosure documentation, including term sheets and prospectuses, that include disclosures regarding the securitization transactions and the assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We have also engaged in selling or contributing commercial real estate loans to third parties who, in turn, have securitized those loans. In these circumstances, we have in the past and may in the future also prepare marketing and disclosure documentation, including documentation that is included in term sheets and prospectuses relating to those securitization transactions. We could be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization. Additionally, we typically retain various third-party service providers when we engage in securitization transactions, including underwriters or initial purchasers, trustees, administrative and paying agents, and custodians, among others. We frequently contractually agree to indemnify these service providers against various claims and losses they may suffer in connection with the provision of services to us and/or the securitization trust. To the extent any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses as a result of these indemnities.

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
In connection with our business of acquiring loans, engaging in securitization transactions, and investing in third-party issued securities and other assets, we rely on third party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency. For example, many loan servicers are experiencing higher volumes of delinquent loans than they have in the past and, as a result, there is a risk that their operational infrastructures cannot properly process this increased volume. Many loan servicers have been accused of improprieties in the handling of the foreclosure process with respect to residential mortgage loans that have gone into default. To the extent a third party loan servicer fails to fully and properly perform its obligations, loans and securities that we hold as investments may experience losses and securitizations that we have sponsored may experience poor performance, and our ability to engage in future securitization transactions could be harmed.
For some of the loans that we hold and for some of the loans we sell or securitize, we hold the right to service those loans and we retain a sub-servicer to service those loans. In these circumstances we are exposed to certain risks, including, without limitation, that we may not be able to enter into subservicing agreements on favorable terms to us or at all, or that the sub-servicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their sub-servicing role, and that we would be held liable for the sub-servicer’s improper acts or omissions. Additionally, in its capacity as a servicer of residential mortgage loans, a sub-servicer will have access to borrowers’ non-public personal information, and we could incur liability in connection with a data breach relating to a sub-servicer, as discussed further below under the risk factor titled “Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.” When we retain a sub-servicer we are generally also obligated to fund any obligation of the sub-servicer to make advances on behalf of a delinquent loan obligor. To the extent any one sub-servicer counterparty services a significant percentage of the loans with respect to which we own the servicing rights, the risks associated with our use of that sub-servicer are concentrated around this single sub-servicer counterparty. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing right, it could have a material adverse effect on our business and financial results.
We also rely on corporate trustees to act on behalf of us and other holders of ABS in enforcing our rights as security holders. Under the terms of most ABS we hold, we do not have the right to directly enforce remedies against the issuer of the security, but instead must rely on a trustee to act on behalf of us and other security holders. Should a trustee not be required to take action under the terms of the securities, or fail to take action, we could experience losses. In the context of our commercial loan investment activities, we rely on third parties to manage and operate the properties that directly or indirectly collateralize our commercial loans, to generate operating results and cash flow sufficient to service our loans and support the repayment or refinancing of our loans at maturity, and to mitigate the risk of losses.

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
There are a number of factors that can have a significant impact on whether a securitization transaction that we execute or participate in is profitable to us or results in a loss. One of these factors is the price we pay for the mortgage loans that we securitize, which, in the case of residential mortgage loans, is impacted by the level of competition in the marketplace for acquiring residential mortgage loans and the relative desirability to originators of retaining residential mortgage loans as investments or selling them to third parties such as us. Another factor that impacts the profitability of a securitization transaction is the cost to us of the short-term debt that we use to finance our holdings of mortgage loans prior to securitization, which cost is affected by a number of factors including the availability of this type of financing to us, the interest rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing.
After we acquire mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines prior to securitization. Declines in the value of a residential mortgage loan, for example, can be due to, among other things, changes in interest rates, changes in the credit quality of the loan, and changes in the projected yields required by investors to invest in securitization transactions. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable. Other factors that can significantly affect whether a securitization transaction is profitable to us include the criteria and conditions that rating agencies apply and require when they assign ratings to the mortgage-backed securities issued in our securitization transactions, including the percentage of mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, which is also referred to as a rating agency subordination level. Rating agency subordination levels can be impacted by numerous factors, including, without limitation, the credit quality of the loans securitized, the geographic distribution of the loans to be securitized, and the structure of the securitization transaction and other applicable rating agency criteria. All other factors being equal, the greater the percentage of the mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, the more profitable the transaction will be to us.
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
Through certain of our wholly-owned subsidiaries we have in the past engaged in or participated in securitization transactions relating to residential mortgage loans, commercial mortgage loans, commercial real estate loans, and other types of assets. In the future we expect to continue to engage in or participate in securitization transactions, including, in particular, securitization transactions relating to residential mortgage loans, and may also engage in other types of securitization transactions or similar transactions. Sequoia securitization entities we sponsored issued ABS backed by residential mortgage loans held by these Sequoia entities. In Acacia securitization transactions we participated in, Acacia securitization entities issued ABS backed by securities and other assets held by these Acacia entities. As a result of declining property values, increasing defaults, changes in interest rates, and other factors, the aggregate cash flows from the loans held by the Sequoia entities and the securities and other assets held by the Acacia entities may be insufficient to repay in full the principal amount of ABS issued by these securitization entities. We are not directly liable for any of the ABS issued by these entities. Nonetheless, third parties who hold the ABS issued by these entities may try to hold us liable for any losses they experience, including through claims under federal and state securities laws or claims for breaches of representations and warranties we made in connection with engaging in these securitization transactions.

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
We need cash to make interest payments, to post as collateral to counterparties and lenders who provide us with short-term debt financing and who engage in other transactions with us, for working capital, to fund REIT dividend distribution requirements, to comply with financial covenants and regulatory requirements, and for other needs and purposes. We may also need cash to repay short-term borrowings when due or in the event the fair values of assets that serve as collateral for that debt decline, the terms of short-term debt become less attractive, or for other reasons. In addition, we may need to use cash to post in response to margin calls relating to various derivative instruments we hold as the values of these derivatives change. Over the longer term, we may need cash to fund the repayment of outstanding convertible notes and exchangeable securities that mature in 2018 and 2019, respectively.
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
We are subject to competition in seeking investments, acquiring and selling residential loans, engaging in securitization transactions, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, insurance companies, and other financial institutions, as well as investment funds and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Furthermore, competition for investments, making loans, acquiring and selling loans, and engaging in securitization transactions may lead to a decrease in the opportunities and returns available to us.

In addition, there are significant competitive threats to our business from governmental actions and initiatives that have already been undertaken or which may be undertaken in the future. Sustained competition from governmental actions and initiatives could have a material adverse effect on us. For example, Fannie Mae and Freddie Mac are, among other things, engaged in the business of acquiring loans and engaging in securitization transactions. Until 2008, competition from Fannie Mae and Freddie Mac was limited to some extent due to the fact that they were statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000, while much of our business had historically focused on acquiring residential loans with a principal amount in excess of $417,000. In February 2008, Congress passed an economic stimulus package that temporarily increased the size of certain loans these entities could purchase to up to $729,750, if the loans were made to secure real estate purchases in certain high-cost areas of the U.S. As of December 31, 2015, this $729,750 loan size limit had been reduced to $625,500, which is an amount that continues to be above the historical $417,000 loan size limit. In addition, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship and have become, in effect, instruments of the U.S. federal government. As long as there is governmental support for these entities to continue to operate and provide financing to a significant portion of the mortgage finance market, they will represent significant business competition due to, among other things, their large size and low cost of funding.
To the extent that laws, regulations, or policies governing the business activities of Fannie Mae and Freddie Mac are not changed to limit their role in housing finance (such as a change in these loan size limits or in the guarantee fees they charge), the competition from these two governmental entities will remain significant. In addition, to the extent that property values decline while these loan size limits remain the same, it may have the same effect as an increase in this limit, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they had been able to compete previously and our business could be adversely affected. Additionally, the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA) guarantee qualified residential mortgages, and FHA and VA loans accounted for approximately 24% of the aggregate dollar value of residential loans originated in the U.S. in 2015. The federal government’s ability to provide financing to a significant portion of the mortgage finance market through these entities represents significant business competition due to, among other things, their size and low cost of funding.
Our business model and business strategies, and the actions we take (or fail to take) to implement them and adapt them to changing circumstances involve risk and may not be successful.
Due to the recent financial crisis and downturn in the U.S. real estate markets and the economy, the mortgage industry and the related capital markets are still undergoing significant changes, including due to the significant governmental interventions in these areas and changes to the laws and regulations that govern the banking and mortgage finance industry. Our methods of, and model for, doing business and financing our investments are changing and if we fail to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, our business and financial results may be adversely affected. Furthermore, changes we make to our business to respond to changing circumstances may expose us to new or different risks than we were previously exposed to and we may not effectively identify or manage those risks. Further discussion is set forth in the risk factor titled “Strategic business and capital deployment decisions we made in 2015 and early 2016, including decisions relating to restructuring or repositioning certain of our business activities and decisions relating to repurchases of Redwood common stock, may not improve our profitability or competitiveness and may not represent the best allocation of our capital over the near- and long-term. Decisions we make in the future about our business strategy and the investment of our capital, including through the repurchase of common stock or other securities issued by Redwood, could also fail to improve our business and results of operations.”
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

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a funding source for our residential real estate-related business. However, due to market conditions, we did not engage in residential mortgage securitization transactions in 2008 or 2009 and we only engaged in one residential mortgage securitization transaction in 2010 and two residential mortgage securitization transactions in 2011. While we engaged in numerous residential mortgage securitization transactions from 2012 through 2015, we do not know if market conditions will allow us to continue to regularly engage in these types of securitization transactions and any disruption of this market may adversely affect our earnings and growth. For example, in each of 2014 and 2015, we completed four securitization transactions, as compared to four securitizations in the second half of 2013, and eight securitizations in the first half of 2013. Even if regular residential mortgage securitization activity continues among market participants other than government-sponsored entities, we do not know if it will continue to be on terms and conditions that will permit us to participate or be favorable to us. Even if conditions are favorable to us, we may not be able to return to or sustain the volume of securitization activity we previously conducted.
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
For example, we recently announced a restructuring of our conforming residential loan business, which was originally an expansion of our residential mortgage banking business that was initiated in late 2013. In addition, we recently announced a repositioning of our commercial loan business, which was an expansion of our mortgage banking activities that we initiated in 2010. Further discussion of each of these business changes is set forth in the risk factor titled “Strategic business and capital deployment decisions we made in 2015 and early 2016, including decisions relating to restructuring or repositioning certain of our business activities and decisions relating to repurchases of Redwood common stock, may not improve our profitability or competitiveness and may not represent the best allocation of our capital over the near- and long-term. Decisions we make in the future about our business strategy and the investment of our capital, including through the repurchase of common stock or other securities issued by Redwood, could also fail to improve our business and results of operations.”
In connection with initiating new business activities or expanding existing business activities, or for other business reasons, we may create new subsidiaries. Generally, these subsidiaries would be wholly-owned, directly or indirectly, by Redwood. The creation of those subsidiaries may increase our administrative costs and expose us to other legal and reporting obligations, including, for example, because they may be incorporated in states other than Maryland or may be established in a foreign jurisdiction. Any new subsidiary we create may elect, together with us, to be treated as our taxable REIT subsidiary. Taxable REIT subsidiaries are wholly-owned or partially-owned subsidiaries of a REIT that pay corporate income tax on the income they generate. A taxable REIT subsidiary is not able to deduct its dividends paid to its parent in determining its taxable income and any dividends paid to the parent are generally recognized as income at the parent level.
Our future success depends on our ability to attract and retain key personnel.
Our future success depends on the continued service and availability of skilled personnel, including members of our executive management team such as our Chief Executive Officer, our President, our Chief Financial Officer, and our General Counsel. To the extent personnel we attempt to hire are concerned that economic, regulatory, or other factors could impact our ability to maintain or expand our current level of business, it could negatively impact our ability to hire the personnel we need to operate our business. We cannot assure you that we will be able to attract and retain key personnel.

We may not be able to obtain or maintain the governmental licenses required to operate our business and we may fail to comply with various state and federal laws and regulations applicable to our business of acquiring residential mortgage loans and servicing rights. We are approved to service residential mortgage loans sold to Freddie Mac and Fannie Mae and failure to maintain our status as an approved servicer could harm our business.
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
For example, under the Dodd-Frank Act, the CFPB also has regulatory authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, authority to bring an enforcement action against us for failure to comply with regulations promulgated by the Bureau that are applicable to our business. One of the Bureau’s areas of focus has been on whether companies like Redwood take appropriate steps to ensure that business arrangements with service providers do not present risks to consumers. The sub-servicers we retain to directly service residential mortgage loans (when we own the associated MSRs) are among our most significant service providers with respect to our residential mortgage banking activities and our failure to take steps to ensure that these sub-servicers are servicing these residential mortgage loans in accordance with applicable law and regulation could result in enforcement action by the Bureau against us that could restrict our business, expose us to penalties or other claims, negatively impact our financial results, and damage our reputation.
In addition, we are a servicer approved to service residential mortgage loans sold to Freddie Mac and Fannie Mae. As an approved servicer, we are required to conduct certain aspects of our operations in accordance with applicable policies and guidelines published by Freddie Mac and Fannie Mae. Failure to maintain our status as an approved servicer would mean we would not be able to service mortgage loans for these entities, or could otherwise restrict our business and investment options and could harm our business and expose us to losses or other claims.
With respect to mortgage loans we own, or which we have purchased and subsequently sold, we may be subject to liability for potential violations of the CFPB’s TILA-RESPA Integrated Disclosure rule (also referred to as “TRID”) or other similar consumer protection laws and regulations, which could adversely impact our business and financial results.
Federal consumer protection laws and regulations have been enacted and promulgated that are designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the CFPB’s “TRID”, “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (HOEPA) prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

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
Maintaining cybersecurity is important to our business and a breach of our cybersecurity could have a material adverse impact. Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.
When we acquire residential mortgage loans, or the rights to service residential mortgage loans, we come into possession of borrower non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may share this information with third party service providers, including loan sub-servicers, or with third parties interested in acquiring such loans from us. We have acquired more than 90,000 residential mortgage loans and rights to service residential mortgage loans since 2010 and also acquired thousands of residential mortgage loans prior to 2010. We may be liable for losses suffered by individuals whose identities are stolen as a result of a breach of the security of the systems that we or third party service providers of ours store this information on, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could exposes us to material costs in notifying affected individuals and providing credit monitoring services to them, as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and exposes us to reputational damage and lost business, revenues, and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular breach.
In addition, in order to analyze, acquire, and manage our investments, manage the operations and risks associated with our business, assets, and liabilities, and prepare our financial statements we rely upon computer hardware and software systems. Some of these systems are located at our offices and some are maintained by third party vendors or located at facilities maintained by third parties. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business. Any significant interruption in the availability or functionality of these systems could impair our access to liquidity, damage our reputation, and have an adverse effect on our operations and on our ability to timely and accurately report our financial results.
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
We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified for mitigation, or to identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks that we have not previously been exposed to or may increase our exposure to certain types of risks and we may not effectively identify, manage, monitor, and mitigate these risks as our business activity changes or increases.
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
Our employees, contractors we use, or other third parties with whom we have relationships may make inadvertent errors that could subject us to financial losses, claims, or enforcement actions. These types of errors could include, but are not limited to, mistakes in executing, recording, or reporting transactions we enter into for ourselves or with respect to assets we manage for others. Errors in the implementation of information technology systems, compliance systems and procedures, or other operational systems and procedures could also interrupt our business or subject us to financial losses, claims, or enforcement actions. Errors could also result in the inadvertent disclosure of mortgage-borrower non-public personal information. Inadvertent errors expose us to the risk of material losses until the errors are detected and remedied prior to the incurrence of any loss. The risk of errors may be greater for business activities that are new for us or have non-standardized terms, for areas of our business that we are expanding, or for areas of our business that rely on new employees or on third parties that we have only recently established relationships with.
 Our business may be adversely affected if our reputation is harmed.
Our business is subject to significant reputational risks. If we fail, or appear to fail, to address various issues that may affect our reputation, our business could be harmed. Issues could include real or perceived legal or regulatory violations or be the result of a failure in governance, risk-management, technology, or operations. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could harm our business. Lawsuits brought against us (or the resolution of lawsuits brought against us), claims of employee misconduct, claims of wrongful termination, adverse publicity, conflicts of interest, ethical issues, or failure to maintain the security of our information technology systems or to protect non-public personal information could also cause significant reputational damages. Such reputational damage could result not only in an immediate financial loss, but could also result in a loss of business relationships, the ability to raise capital, and the ability to access liquidity through borrowing facilities.

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
Our minimum dividend distribution requirements are determined under the REIT tax laws and are based on our REIT taxable income as calculated for tax purposes pursuant to the Internal Revenue Code. Our Board of Directors may also decide to distribute more dividends than required based on these determinations. One should not expect that our retained GAAP earnings will equal cumulative distributions, as the Board of Directors’ dividend distribution decisions, permanent differences in GAAP and tax accounting, and even temporary differences may result in material differences in these balances.
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

•
Our ability to own non-real estate assets and earn non-real estate related income is limited, and the rules for classifying assets and income are complicated. Our ability to own equity interests in other entities is also limited. If we fail to comply with these limits, we may be forced to liquidate attractive investments on short notice on unfavorable terms in order to maintain our REIT status.

•
We generally use taxable REIT subsidiaries to own non-real estate assets and engage in activities that may give rise to non-real estate related income under the REIT rules. However, our ability to invest in taxable REIT subsidiaries is limited under the REIT rules. No more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT subsidiaries in the future.

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
In addition, our stated goal has been to not generate excess inclusion income at Redwood Trust, Inc. and certain of its subsidiaries that would be taxable as unrelated business taxable income (“UBTI”) to our tax-exempt shareholders. Achieving this goal has limited, and may continue to limit, our flexibility in pursuing certain transactions or has resulted in, and may continue to result in, our having to pursue certain transactions through a taxable REIT subsidiary, which would reduce the net returns on these transactions by the associated tax liabilities payable by such subsidiary. Despite our efforts to do so, we may not be able to avoid creating or distributing UBTI to our shareholders.
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
In addition, we have originated and retained as investments commercial mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns commercial real estate. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We believe that the mezzanine loans that we treat as real estate assets generally meet all of the requirements for reliance on this safe harbor, however, there can be no assurance that the IRS will not challenge the tax treatment of these mezzanine loans, and if such a challenge were sustained, we could in certain circumstances be required to pay a penalty tax or fail to qualify as a REIT.
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
Our tax payments and dividend distributions, which are intended to meet the REIT distribution requirements, are based in large part on our estimate of taxable income which includes the application and interpretation of a variety of tax rules and regulations. While there are some relief provisions should we incorrectly interpret certain rules and regulations, we may not be able to fully take advantage of these provisions, and this could have an adverse effect on our REIT status. In addition, our GAAP earnings include tax provisions and benefits based on our estimates of taxable income and should our estimates prove to be wrong, we could have to make an adjustment to our tax provisions and this adjustment could be material.

Our decisions about raising, managing, and distributing our capital may adversely affect our business and financial results. Furthermore, our growth may be limited if we are not able to raise additional capital.
We are required to distribute at least 90% of our REIT taxable income as dividends to shareholders. Thus, we do not generally have the ability to retain all of the earnings generated by our REIT and, to a large extent, we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through public or private offerings. We may also raise capital by issuing other types of securities, such as preferred stock, convertible or exchangeable debt, or other types of debt securities. As of January 1, 2016, we had approximately 102 million unissued shares of stock authorized for issuance under our charter (although approximately 30 million of these shares are reserved for issuance under our equity compensation plans, dividend reinvestment and stock purchase plan, and outstanding convertible notes and exchangeable notes). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock or securities convertible into, or exchangeable for, shares of stock, unless we seek and receive approval from our shareholders to increase the authorized number of our shares in our charter. Also, certain stock change of ownership tests may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.
In addition, we may not be able to raise capital at times when we need capital or see opportunities to invest capital. Many of the same factors that could make the pricing for investments in real estate loans and securities attractive, such as the availability of assets from distressed owners who need to liquidate them at reduced prices, and uncertainty about credit risk, housing, and the economy, may limit investors’ and lenders’ willingness to provide us with additional capital on terms that are favorable to us, if at all. There may be other reasons we are not able to raise capital and, as a result, may not be able to finance growth in our business and in our portfolio of assets. If we are unable to raise capital and expand our business and our portfolio of investments, our growth may be limited, we may have to forgo attractive business and investment opportunities, and our operating expenses may increase significantly relative to our capital base.
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
Under the Investment Company Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates. However, companies primarily engaged in the business of acquiring mortgages and other liens on and interests in real estate are generally exempt from the requirements of the Investment Company Act. We believe that we have conducted our business so that we are not subject to the registration requirements of the Investment Company Act. In order to continue to do so, however, Redwood and each of our subsidiaries must either operate so as to fall outside the definition of an investment company under the Investment Company Act or satisfy its own exclusion under the Investment Company Act. For example, to avoid being defined as an investment company, an entity may limit its ownership or holdings of investment securities to less than 40% of its total assets. In order to satisfy an exclusion from being defined as an investment company, other entities, among other things, maintain at least 55% of their assets in certain qualifying real estate assets (the 55% Requirement) and also maintain an additional 25% of their assets in such qualifying real estate assets or certain other types of real estate-related assets (the 25% Requirement). Rapid changes in the values of assets we own, however, can disrupt prior efforts to conduct our business to meet these requirements.
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
In August 2011, the SEC published a Concept Release within which it reviewed interpretive issues under the Investment Company Act relating to the status under the Investment Company Act of companies that are engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on the exemption set forth in Section 3(c)(5)(C) of the Investment Company Act from requirements under the Investment Company Act. Among other things, the SEC expressed in the Concept Release that it was “concerned that certain types of mortgage-related pools today appear to resemble in many respects investment companies such as closed-end funds and may not be the kinds of companies that were intended to be excluded from regulation under the Investment Company Act by Section 3(c)(5)(C).” To the extent we rely on Section 3(c)(5)(C) of the Investment Company Act to exempt us from regulation under the Investment Company Act, we believe that our reliance is proper. However, additional SEC review and action could eventually lead to legislative or regulatory changes that could affect our ability to rely on that exemption or could eventually require us to change our business and operations in order for us to continue to rely on that exemption. Even if the SEC’s review of this exemption does not eventually have these effects on us, in the interim, while the SEC’s Concept Release is outstanding, any uncertainty created by the SEC’s review process could negatively impact the ability of companies, such as us, that rely on this exemption to raise capital, borrow money, or engage in certain other types of business transactions, which could negatively impact our business and financial results.
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
Our charter limits the liability of our directors and officers to us and to shareholders for pecuniary damages to the fullest extent permitted by Maryland law. In addition, our charter and bylaws together require us to indemnify our officers and directors (and those of our subsidiaries and affiliates) to the maximum extent permitted by Maryland law in the defense of any proceeding to which he or she is made, or threatened to be made, a party because of his or her service to us. In addition, we have entered into, and may in the future enter into, indemnification agreements with our directors and certain of our officers and the directors and certain of the officers of certain of our subsidiaries and affiliates which obligate us to indemnify them against certain losses relating to their service to us and the related costs of defense.
Investing in our common stock may involve a high degree of risk. Investors in our common stock may experience losses, volatility, and poor liquidity, and we may reduce our dividends in a variety of circumstances.
An investment in our common stock may involve a high degree of risk, particularly when compared to other types of investments. Risks related to the economy, the financial markets, our industry, our investing activity, our other business activities, our financial results, the amount of dividends we distribute, the manner in which we conduct our business, and the way we have structured and limited our operations (including our recent restructuring of certain aspects of our conforming residential mortgage loan operations and repositioning of our commercial mortgage loan business) could result in a reduction in, or the elimination of, the value of our common stock. The level of risk associated with an investment in our common stock may not be suitable for the risk tolerance of many investors. Investors may experience volatile returns and material losses. In addition, the trading volume of our common stock (i.e., its liquidity) may be insufficient to allow investors to sell their common stock when they want to or at a price they consider reasonable.
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
As of February 19, 2016, based on filings of Schedules 13D and 13G with the SEC, we believe that seven institutional shareholders each owned approximately 5% or more of our outstanding common stock and we believe based on data obtained from other public sources that, overall, institutional shareholders owned, in the aggregate, more than 90% of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our common stock, including through the conversion of outstanding convertible or exchangeable notes into shares of common stock. Significant ownership stakes held by these individual institutions or other investors could have adverse consequences for other shareholders because each of these shareholders will have a significant influence over the outcome of matters submitted to a vote of our shareholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our common stock, it could have an adverse effect on the market price of our common stock.
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
At February 19, 2016, our directors and executive officers beneficially owned, in the aggregate, approximately 3% of our common stock. Sales of shares of our common stock by these individuals are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our common stock.
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
For 2015, we maintained our regular dividend at a rate of $0.28 per share per quarter and in December 2015 our Board of Directors announced its intention to continue to pay regular dividends during 2016 at a rate of $0.28 per share per quarter. Our ability to pay a dividend of $0.28 per share per quarter in 2016 may be adversely affected by a number of factors, including the risk factors described herein. These same factors may affect our ability to pay other future dividends. In addition, to the extent we determine that future dividends would represent a return of capital to investors, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income. Any reduction or elimination of our payment of dividend distributions would not only reduce the amount of dividends you would receive as a holder of our common stock, but could also have the effect of reducing the market price of our common stock.
The rate at which holders of our common stock are taxed on dividends we pay and the characterization of our dividends - as ordinary income, capital gains, or a return of capital - could have an impact on the market price of our common stock. In addition, after we announce the expected characterization of dividend distributions we have paid, the actual characterization (and, therefore, the rate at which holders of our common stock are taxed on the dividend distributions they have received) could vary from our expectation, including due to errors, changes made in the course of preparing our corporate tax returns, or changes made in response to an IRS audit), with the result that holders of our common stock could incur greater income tax liabilities than expected.

The market price of our common stock could be negatively affected by various factors, including broad market fluctuations.
The market price of our common stock may be negatively affected by various factors, which change from time to time. Some of these factors are:

•	Our actual or anticipated financial condition, performance, and prospects and those of our competitors.

•	The market for similar securities issued by other REITs and other competitors of ours.

•	Changes in the manner that investors and securities analysts who provide research to the marketplace on us analyze the value of our common stock.

•	Changes in recommendations or in estimated financial results published by securities analysts who provide research to the marketplace on us, our competitors, or our industry.

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
Executive and Administrative Office Locations and Lease Expirations

Location	Lease Expiration
One Belevedere Place, Suite 300	2018
Mill Valley, CA 94941

8310 South Valley Highway, Suite 425	2021
Englewood, CO 80112

1114 Avenue of the Americas, Suite 2810	2021
New York, NY 10036

225 W. Washington St., Suite 1440	2019
Chicago, IL 60606

ITEM 3. LEGAL PROCEEDINGS
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of December 31, 2015, the FHLB-Seattle has received approximately $120 million of principal and $11 million of interest payments in respect of the Seattle Certificate. As of December 31, 2015, the Seattle Certificate had a remaining outstanding principal amount of approximately $13 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, as of December 31, 2015, approximately $13 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. As of December 31, 2015, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. We agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At December 31, 2015, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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
Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol RWT. At February 22, 2016, our common stock was held by approximately 739 holders of record and at February 12, 2016 the total number of beneficial stockholders holding stock through depository companies was approximately 18,637. At February 22, 2016, there were 77,252,837 shares of common stock outstanding.
The high and low sales prices of shares of our common stock, as reported by the Bloomberg Financial Markets service, and the cash dividends declared on our common stock for each full quarterly period during 2015 and 2014 were as follows:

	Stock Prices		Common Dividends Declared
	High	Low	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2015
Fourth Quarter	$14.25	$12.55	12/17/2015	12/29/2015	$0.28	Regular
Third Quarter	$16.20	$13.84	9/15/2015	9/30/2015	$0.28	Regular
Second Quarter	$18.54	$15.70	6/16/2015	6/30/2015	$0.28	Regular
First Quarter	$20.38	$17.87	3/17/2015	3/31/2015	$0.28	Regular

Year Ended December 31, 2014
Fourth Quarter	$20.36	$15.97	12/15/2014	12/29/2014	$0.28	Regular
Third Quarter	$20.09	$16.53	9/15/2014	9/30/2014	$0.28	Regular
Second Quarter	$21.90	$18.82	6/13/2014	6/30/2014	$0.28	Regular
First Quarter	$21.32	$18.20	3/14/2014	3/31/2014	$0.28	Regular
All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our GAAP net income, REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock. As reported on our Current Report on Form 8-K on January 28, 2016, for dividend distributions made in 2015, we expect 100% of our dividends paid in 2015 to be characterized as ordinary income. None of the dividend distributions made in 2015 are expected to be characterized for federal income tax purposes as return of capital or long-term capital gain dividends.
During the year ended December 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. During the year ended December 31, 2015, there were approximately 6.5 million shares repurchased pursuant to this authorization. At December 31, 2015, approximately $11 million of this authorization remained available for the repurchase of shares of our common stock. During the first quarter of 2016, we repurchased shares representing substantially all of the remaining $11 million under this repurchase authorization.
In February 2016, our Board of Directors approved an additional authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. Our repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended December 31, 2015.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Plans or Programs
(In Thousands, Except Per Share data)
October 1, 2015 - October 31, 2015	1	$13.84	—	$—
November 1, 2015 - November 30, 2015	1,576	$13.24	1,576	$43,761
December 1, 2015 - December 31, 2015	2,425	$13.42	2,425	$11,214
Total	4,002	$13.35	4,001

Information with respect to compensation plans under which equity securities of the registrant are authorized for issuance is set forth in Part II, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index and the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) Mortgage REIT index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2010. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

	2010	2011	2012	2013	2014	2015
Redwood Trust, Inc.	100	74	132	160	172	124
NAREIT Mortgage REIT Index	100	98	117	115	135	123
S&P Composite-500 Index	100	102	118	157	178	181

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data are qualified in their entirety by, and should be read in conjunction with, the more detailed information contained in the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K and in our Annual Reports on Form 10-K as of and for each of the years ended December 31, 2014, 2013, 2012, and 2011. Certain amounts for prior periods have been reclassified to conform to the 2015 presentation.

(In Thousands, Except Per Share Data)	2015	2014	2013	2012	2011
Selected Statement of Operations Data:
Interest income	$259,432	$242,070	$226,156	$231,384	$217,179
Interest expense	(95,883)	(87,463)	(80,971)	(120,705)	(98,978)
Net interest income	163,549	154,607	145,185	110,679	118,201
Reversal of (provision for) loan losses	355	(961)	(4,737)	(3,648)	(16,151)
Net interest income after provision	163,904	153,646	140,448	107,031	102,050
Non-interest income
Mortgage banking and investment activities, net	(10,385)	24,792	96,785	38,132	(40,017)
Mortgage servicing rights income (loss), net	(3,922)	(4,261)	20,309	(1,391)	—
Other income	3,192	1,781	—	—	—
Realized gains, net	36,369	15,478	25,259	54,921	10,946
Total non-interest income, net	25,254	37,790	142,353	91,662	(29,071)
Operating expenses	(97,416)	(90,123)	(86,607)	(65,633)	(47,741)
Other expense	—	—	(12,000)	—	—
Net income before provision for income taxes	91,742	101,313	184,194	133,060	25,238
Benefit from (provision for) income taxes	10,346	(744)	(10,948)	(1,291)	(42)
Net income	102,088	100,569	173,246	131,769	25,196
Less: Net (loss) income attributable to noncontrolling interest	—	—	—	—	(1,147)
Net Income Attributable to Redwood Trust, Inc.	$102,088	$100,569	$173,246	$131,769	$26,343
Average common shares – basic	82,945,103	82,837,369	81,985,897	79,529,950	78,299,510
Earnings per share – basic	$1.20	$1.18	$2.05	$1.61	$0.31
Average common shares – diluted	84,518,395	85,098,579	93,694,924	80,673,682	78,299,510
Earnings per share – diluted	$1.18	$1.15	$1.94	$1.59	$0.31
Regular dividends declared per common share	$1.12	$1.12	$1.12	$1.00	$1.00
Selected Balance Sheet Data:
Earning assets	$5,976,911	$5,753,753	$4,519,775	$4,343,628	$5,613,753
Total assets	$6,231,027	$5,918,966	$4,608,528	$4,444,098	$5,743,298
Short-term debt	$1,855,003	$1,793,825	$862,763	$551,918	$428,056
Asset-backed securities issued – Resecuritization	$—	$45,044	$94,934	$164,746	$219,551
Asset-backed securities issued – Commercial	$53,137	$83,313	$153,693	$171,714	$—
Asset-backed securities issued – Sequoia	$996,820	$1,416,762	$1,694,335	$2,193,481	$3,710,423
Asset-backed securities issued – Acacia	$—	$—	$—	$—	$209,381
Long-term debt	$2,038,175	$1,194,567	$476,467	$139,500	$139,500
Total liabilities	$5,084,762	$4,662,825	$3,362,745	$3,303,934	$4,850,714
Total stockholders’ equity	$1,146,265	$1,256,141	$1,245,783	$1,140,164	$892,584
Number of common shares outstanding	78,162,765	83,443,141	82,504,801	81,716,416	78,555,908
Book value per common share	$14.67	$15.05	$15.10	$13.95	$11.36
Other Selected Data:
Average assets	$6,015,420	$5,356,839	$4,904,878	$5,318,442	$5,357,065
Average debt and ABS issued outstanding	$4,505,079	$3,871,404	$3,571,389	$4,130,216	$4,148,421
Average stockholders’ equity	$1,240,345	$1,250,627	$1,200,461	$987,330	$1,003,523
Net income/average stockholders’ equity	8.2%	8.0%	14.4%	13.3%	2.6%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six main sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Off Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies and Estimates

•	New Accounting Standards
Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The discussion in this financial review contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, such as those discussed in the Cautionary Statement in Part 1, Item 1, Business and in Part 1, Item 1A, Risk Factors of this Annual Report on Form 10-K.
OVERVIEW
Our Business
Redwood Trust, Inc., together with its subsidiaries, focuses on investing in mortgage- and other real estate-related assets and engaging in mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our mortgage banking activities. During 2015, we operated our business in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments.
Our primary sources of income are net interest income from our investment portfolios and non-interest income from our mortgage banking activities. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and other liabilities. Income from mortgage banking activities consists of the profit we seek to generate through the acquisition of loans and their subsequent sale or securitization. For tax purposes, Redwood Trust, Inc. is structured as a real estate investment trust (“REIT”). We generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our operating subsidiaries” or “our taxable REIT subsidiaries” or “TRS.”
For additional information on our business, refer to Part I, Item 1, Business of this Annual Report on Form 10-K.

Business Update
Despite the turmoil, uncertainty, and liquidity challenges facing the fixed income and equity markets, we are upbeat and reassured in our outlook for Redwood’s earnings and growth prospects for 2016 and beyond. We recently repositioned our residential and commercial mortgage banking businesses, and believe this action will result in several important benefits going forward. Specifically, we expect it to reduce the drag and volatility these businesses placed on our recent results. It also strengthens our capital and liquidity and positions us to pursue attractive investment opportunities - including the possibility of buying back our own common shares.
In this Business Update, we will provide a high level summary of our fourth quarter of 2015 operating results, a review of our recent repositioning of our residential and commercial mortgage banking businesses, a high level review of our capital, liquidity, and investments, and a review of our current business strategy and the outlook for our businesses in 2016. A review of our full year 2015 operating results is set forth below in the section titled “2015 Financial Overview,” which section also includes further detail on our capital, liquidity, and investments.
Fourth Quarter of 2015 Operating Results.
Our fourth quarter operating and financial highlights include the following:

•
Our GAAP earnings were $0.46 per share for the fourth quarter of 2015, as compared to $0.22 per share for the third quarter of 2015. Earnings increased from higher net interest income from investments, higher jumbo mortgage banking margins, and higher realized gains from sales of residential securities.

•
Our GAAP book value was $14.67 per share at December 31, 2015, as compared to $14.69 per share at September 30, 2015. Higher earnings and accretion from share repurchases were offset by our fourth quarter dividend distribution and a decrease in unrealized gains from securities that were sold during the fourth quarter of 2015. During the fourth quarter, we utilized our stock buyback authorization to repurchase approximately 4.0 million shares of common stock at an average price of $13.35 per share. These share repurchases increased book value by $0.07 per share for the fourth quarter of 2015.

•
We deployed $116 million of capital in the fourth quarter of 2015 toward new investments, including $51 million invested in loans held by our FHLB-member subsidiary, $34 million of investments in residential securities, $21 million of investments in MSRs, and $4 million of commercial investments. Additionally, we deployed $53 million of capital to repurchase Redwood common stock as described above.

•
Residential loans held for investment by our FHLB-member subsidiary increased by 32% during the fourth quarter of 2015, from $1.4 billion at September 30, 2015, to $1.8 billion at December 31, 2015. As of February 19, 2016, this subsidiary had increased its FHLB borrowings to $2 billion and we expect to increase loans held for investment by this subsidiary to $2.3 billion by the end of the first quarter of 2016. The weighted average maturity of these borrowings is approximately 9.5 years.

•
We sold $130 million of residential securities during the fourth quarter of 2015, which generated realized gains on sale of $20 million, or $0.20 per share, and $123 million of capital for reinvestment after the repayment of associated debt.

•
MSR income was $3 million for the fourth quarter of 2015, as compared to $4 million for the third quarter of 2015. Higher hedging expenses and spread widening on MSR investments during the fourth quarter reduced MSR investment returns below our normalized expectations.

•
Mortgage banking and investment activities, net, was negative $4 million for the fourth quarter of 2015, as compared to negative $13 million for the third quarter of 2015. The improvement was primarily due to lower volatility in benchmark interest rates during the fourth quarter, which reduced hedging expenses associated with certain residential securities. Based upon the accounting elections we apply, positive valuation changes for the derivatives hedging these securities was reflected in our fourth quarter GAAP income, with the majority of the corresponding reduction in value of the hedged securities recorded through the balance sheet.

•
In the fourth quarter of 2015, income from mortgage banking activities declined $1 million from the third quarter of 2015. Residential mortgage banking income improved by $1 million during the fourth quarter due to higher margins on jumbo loan sales. Income from commercial mortgage banking declined $2 million due to a combination of lower origination volume and lower margins in the fourth quarter.

•
We purchased $2.2 billion of residential loans during the fourth quarter of 2015, which contributed to total purchases of $10.5 billion for the full year of 2015. Fourth quarter sales of residential loans were $2.1 billion, which contributed to total sales of $9.3 billion for the full year of 2015. Total 2015 sales included $1.4 billion of loans securitized, $5.5 billion of loans sold to the GSEs, and $2.5 billion of jumbo loans sold to third parties.

•
Operating expenses were $23 million for the fourth quarter of 2015, as compared to $24 million for the third quarter of 2015. The decline was primarily due to a decrease in compensation expense, as we adjusted our full year accrual to reflect the impact from underperformance by our mortgage banking businesses.

Repositioning of Residential and Commercial Mortgage Banking Businesses.
In January and February of 2016, we announced the repositioning of our conforming residential loan operations and our commercial loan origination business. Collectively, repositioning these businesses will result in an estimated $6-7 million of severance and other nonrecurring charges that we expect to expense predominately in the first quarter of 2016. On a recurring basis, we expect to eliminate the earnings drag from the loss that we incurred from these two areas of our business during 2015. In addition, the repositioning of these two areas of our business is expected to free up approximately $150 million of capital for redeployment.
With respect to our conforming residential loan operations, we decided to discontinue our aggregation and loan sale activity in order to focus on other ways to acquire conforming mortgage servicing rights and participate in conforming mortgage risk-sharing transactions. We no longer believe that our conforming loan platform can generate sufficient loan sale margins, primarily due to competitive pricing pressure from major financial institutions. We have observed these financial institutions acquiring and retaining a portion of their conforming loan origination volume for portfolio investment. This is a change from our historical observations of these institutions, which typically saw the majority of 30-year fixed rate conforming loans sold through Agency-backed mortgage-backed securities transactions. We believe this change has been largely driven by high levels of liquidity within the banking system and unusually high guarantee fees charged by the Agencies relative to pre-financial-crisis levels. We have maintained our seller/servicer approvals from the Agencies, should our assumptions change in the future.
With respect to our commercial loan origination business, over the last 15 months excess lending capacity, pressure on credit spreads, and increased market volatility has significantly eroded the profit opportunity we once saw in this line of business. We have concluded these factors are unlikely to change in the foreseeable future, and in these conditions we cannot achieve proper scale to maintain pricing power and to profitably execute through the CMBS market.
Capital, Liquidity and Investments.
Assessing our current capital needs requires us to consider variables such as the relative attractiveness of third-party investment opportunities; the trading price of our common stock; and the liquidity capital needed to meet financial covenants or obligations made to our debt counterparties, all of which dynamically change and will continue to impact our day-to-day capital deployment decisions. We believe that the severe volatility and credit spread widening recently observed in the debt markets is signaling an element of potential dislocation and our response is to operate defensively and cautiously. This requires us to maintain or enhance Redwood’s already strong liquidity, in coordination with other uses of capital.
We estimate our capital available for investment, after completing the above-described repositioning of two areas of our business, will be in excess of $200 million. We will consider the following relevant factors, among others, when determining how much of this capital is allocated among share repurchases, maintaining our strong liquidity, and new investments:

•
We fully utilized the $100 million stock repurchase authorization approved by Redwood’s Board of Directors in the third quarter of 2015. Subsequently, on February 24, 2016, our Board of Directors approved a new $100 million stock repurchase authorization. The pace and extent to which this authorization is used going forward will be based on the factors outlined above. The relative attractiveness of buying back shares remains the benchmark against which competing investment opportunities and capital decisions will be measured.

•
We continually monitor the borrowing levels under our securities repurchase (or “repo”) facilities, which are subject to margin calls to the extent securities prices fall. Our outstanding balance under repurchase facilities was $578 million as of February 19, 2016. In light of the dislocation noted above, we intend to reduce this financing in the next few months through the sale of securities and by using excess cash reserves.

•
We also consider the upcoming maturity of our $493 million of outstanding convertible and exchangeable debt ($288 million is due in 2018, with the remainder due in late 2019). While we may be able to attractively refinance this debt as it matures, we are also preparing for repayment and could evaluate sales of unencumbered portfolio assets as one source of funds for that purpose as we approach these maturity dates. In addition, we may also have opportunities to repurchase a portion of this debt at attractive prices prior to maturity.

•
A final consideration pertaining to our capital deployment is to keep some capital for attractive investment opportunities that may arise, and that we are beginning to see as a result of recent market dislocations. This is a strategy that proved successful for us in the post-crisis RMBS market. We also continue to evaluate our existing portfolio to ensure that our deployed capital is generating attractive risk-adjusted returns relative to other investment opportunities.

Current Business Strategy and 2016 Outlook.
Although our tactics have changed, our business strategy continues to be focused on creating attractive investments in residential and commercial mortgage credit. In 2016, we plan to have approximately 95% of our capital deployed in investment activities, while moving forward with three key areas of focus.
First, we expect our investment portfolio to generate attractive and reliable income in 2016 and beyond. A significant portion of this portfolio is funded with FHLB debt financing with attractive terms. We expect our investment portfolio to generate strong cash flows in 2016 and generate an increased amount of net interest income compared to 2015.
Second, our core jumbo mortgage banking franchise is well positioned and remains consistently profitable despite evolving market conditions. This business represents an engine for creating future investments, and contributes direct fee income and sourcing capabilities that cannot be easily replicated. While we expect our jumbo mortgage banking activities to focus primarily on whole loan acquisitions and sales in 2016, our flagship Sequoia securitization platform remains an active option and is positioned to efficiently create investments as opportunities arise. Our FHLB-funded captive insurance subsidiary continues to source loans for its investment portfolio through our jumbo mortgage-banking activities as its existing jumbo loan investments pay down.
Third, we expect that extended dislocation in the mortgage capital markets may result in significant opportunities to invest capital in high yielding assets. These may include traditional RMBS, CMBS, and credit-risk sharing transactions. We have taken the necessary steps to strengthen our liquidity and will be offensively-minded to the extent difficult markets force good assets to trade at distressed prices.
Overall, we believe that the recently announced changes to our residential and commercial operations have put us in a position to improve on our 2015 financial results. More importantly, we believe these changes will enable us to operate leaner, and with a renewed investment focus going forward. This reflects our current anticipation of growth in portfolio net interest income from deploying capital into increased investments and improved residential mortgage banking margins due to our focus on more profitable whole loan sale distributions. It also reflects a lower expectation for operating expenses which includes the benefit from the reduction associated with the repositioning of our mortgage banking business.
2015 Financial Overview
This section includes an overview of some of the significant factors impacting our 2015 financial results. A detailed discussion of our results of operations is presented in the next section of this MD&A.
The following table presents selected financial highlights from 2015 and 2014.
Table 1 - Selected Financial Highlights

	December 31,
(Dollars in Thousands, Except per Share)	2015	2014
GAAP net income	$102,088	$100,569
Net income per diluted common share	$1.18	$1.15
REIT taxable income per share	$1.05	$0.77
Dividends per share	$1.12	$1.12
Book value per share	$14.67	$15.05
Return on equity	8.2%	8.0%
For the full-year 2015, we generated an 8.2% return on GAAP equity and earned net income in excess of our dividend. The increase in GAAP net income in 2015 was primarily driven by higher net interest income from our residential investment portfolio, gains realized from securities sales, and an income tax benefit for the year. These increases were offset by lower residential and commercial mortgage banking income and higher operating expenses.

Book Value per Share
At December 31, 2015 our GAAP book value was $1.15 billion, or $14.67 per share. The following table sets forth the changes in our GAAP book value per share for the year ended December 31, 2015.
Table 2 – Changes in Book Value per Share

Year Ended
(In Dollars, per share basis)	December 31, 2015
Beginning book value	$15.05
Net income	1.18
Change in unrealized gains on securities, net	(0.57)
Change in unrealized losses on derivatives, net	(0.02)
Equity compensation, net	(0.08)
Dividends	(1.12)
Share repurchases	0.11
Adoption of ASU 2014-13	0.12
Ending Book Value per Share	$14.67
GAAP book value per share declined during 2015, despite our earnings more than covering our 2015 dividends paid to shareholders. This decline was primarily due to a decrease in unrealized gains recorded on securities and the effect of equity award distributions.
As many of our residential securities have appreciated in value in prior quarters, the net unrealized gains from these securities (i.e., the difference between the cost basis and the fair value of these securities) have declined as we recognized amortization income and realized gains from the sale of these securities. Although the fair value of our securities increased during 2015, reductions to unrealized gains on securities resulting from the realization of gains from security sales and amortization of purchase discounts on securities more than offset these increases, resulting in net decreases in unrealized gains from securities for the year.
During 2015, we utilized our stock buyback authorization to repurchase approximately 6.5 million shares at an average price of $13.76 per share, which increased book value by $0.11 per share. On January 1, 2015, we adopted ASU 2014-13 and began to account for the financial assets and liabilities of our consolidated Sequoia entities at fair value. As result, we recorded a one-time cumulative effect adjustment of $10 million to equity, which increased book value by $0.12 per share.

Investment Activity
The following table details our capital invested for the year ended December 31, 2015.
Table 3.1 – Investment Activity

Year Ended
(In Thousands)	December 31, 2015
Residential
Sequoia RMBS	$19,831
Third-party RMBS	164,061
Less: Short-term debt/Other liabilities	(102,903)
Total RMBS	80,989
Agency risk sharing transactions	10,560
Loans held-for-investment, net - FHLBC(1)	214,325
MSR investments	95,281
Total residential	401,155

Commercial
Mezzanine investments	30,220
Less: Short-term debt	(13,956)
Total commercial	16,264

Capital Invested	$417,419

(1)	Includes loans transferred to our FHLB-member subsidiary and FHLBC stock acquired, less secured borrowings.
Our allocation of capital invested in 2015 shifted away from Sequoia and third party RMBS, and into residential loans held-for- investment by our FHLB-member subsidiary. The reduction in Sequoia RMBS investments in 2015 was attributable to the reduction in securitizations we sponsored this year, as whole loan sales were a more attractive distribution alternative for our residential loans we did not otherwise retain for our investment portfolio.
During 2015, we sold $438 million of securities, including $260 million of Sequoia securities, for which we realized gains on sales of $36 million. After the repayment of the associated short-term debt, these security sales provided $237 million of capital for reinvestment. A portion of the proceeds from these security sales was used to fund our investments in residential loans, which we expect in aggregate to generate higher returns on capital than the securities we sold.
As of December 31, 2015, we had $3.01 billion of investments in our Residential Investments segment, including $1.03 billion of securities, $1.79 billion of residential loans held-for-investment, and $192 million of MSR investments. In addition, our Commercial Mortgage Banking and Investments segment had $300 million of commercial loans held-for-investment at December 31, 2015.

Capital, Liquidity, and Investments
Capital and Liquidity Position
We use a combination of corporate long-term debt and equity (which we collectively refer to as “capital”) to fund our businesses. We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse our inventory of certain residential and commercial loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is not included in the table below.

Table 3.2 – Capital Position by Maturity

At December 31, 2015
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Greater than 9 Years	Total
Debt Capital
Convertible notes	$—	$288	$—	$—	$288
Exchangeable notes	—	—	205	—	205
TruPs debt	—	—	—	140	140
Total debt capital	—	288	205	140	633
Equity capital					1,146
Total Capital	$—	$288	$205	$140	$1,779
Our total capital position was $1.78 billion at December 31, 2015, and included $1.15 billion of equity capital and $0.63 billion of long-term debt.
During 2015, we paid $95 million (or $1.12 per share) in dividends, and $38 million (or $0.45 per share) of interest expense on our convertible/exchangeable debt and trust-preferred securities. We currently anticipate paying similar amounts of interest and dividends on our capital for 2016.
Allocation of Capital and Return Profile
The following table presents the allocation of capital and return profile of investments at December 31, 2015.
Table 3.3 – Allocation of Capital and Return Profile

At December 31, 2015
(Dollars in Millions)	Investments Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital	2015 Return (1)
Investments
Residential loans/FHLB Stock	$1,826	$(1,481)	$345	19%	16%
Residential securities	1,028	(516)	512	29%	10%
Commercial investments	377	(179)	198	11%	11%
Mortgage servicing rights	192	—	192	11%	4%
Other assets/(other liabilities)	95	(36)	59	3%	—%
Available capital			172	10%	—%
Total investments	$3,518	$(2,212)	1,478	83%	9%
Mortgage banking
Residential - Jumbo			150	8%	7%
Residential - Conforming			50	3%	(22)%
Commercial			100	6%	(3)%
Total mortgage banking			300	17%	(1)%
Total			$1,778	100%

(1)
Includes net interest income, change in market value and associated hedges that flow through GAAP earnings, direct operating expenses, and other income. Excludes realized and unrealized gains and losses on our securities portfolio, corporate operating expenses, and taxes.

Of our total capital of $1.78 billion at December 31, 2015, $1.49 billion (or 83%) was allocated to our investments with the remaining $0.30 billion (or 17%) allocated toward our mortgage-banking activities.

During the first quarter of 2016, we announced the discontinuation of residential conforming mortgage banking activities and commercial loan origination activities. After giving effect to these changes, we expect that approximately 95% of our total capital will be allocated to investments, with the remainder allocated to mortgage banking activities.
Included in our capital allocation is available capital, which represents a combination of capital available for investment and risk capital we held for liquidity management purposes. After taking into account the discontinuation of conforming mortgage banking activities, the discontinuation of commercial loan origination activities, and investments to date in the first quarter of 2016, we estimate that our capital available for investments to be in excess of $200 million at February 19, 2016, up from $172 million at December 31, 2015.
Analysis of Collateralized Debt and Leverage
The following table presents the collateralized debt by maturity years at December 31, 2015.
Table 3.4 – Analysis of Collateralized Debt

At December 31, 2015
(In Millions)	Less Than 1 Year	1 to 8 Years	Greater than 9 Years	Total
Type of debt
Investments
Securities repurchase debt	$516	$—	$—	$516
Commercial investments debt(1)	179	—	—	179
Other liabilities	36	—	—	36
FHLB debt (2)	138	—	1,343	1,481
Total investments	869	—	1,343	2,212
Residential mortgage banking
Residential loan warehouse debt	950	—	—	950
Sequoia repurchase debt	178	—	—	178
Other debt	20	—	—	20
Total mortgage banking	1,148	—	—	1,148
Total	$2,017	$—	$1,343	$3,360

(1)	Includes $116 million of non-recourse collateralized debt.

(2)	During the first quarter of 2016, our FHLB-member subsidiary increased FHLB debt to $2 billion with a weighted average maturity of approximately 9.5 years.
Our debt-to-equity leverage ratio was 3.4x our reported book value at December 31, 2015. This ratio includes our $633 million of corporate debt capital and $3.3 billion of the $3.36 billion of total collateralized debt. We exclude $116 million of commercial collateralized debt from our leverage calculation, as it is non-recourse to Redwood.
At December 31, 2015, our leverage also included $1.15 billion of short-term debt associated with our residential mortgage banking operations, which consists of loan warehouse and securities repurchase facilities we use to finance our inventory of residential loans and Sequoia triple-A rated securities that we intend to sell to third parties in the near-term. As of February 19, 2016 the repurchase debt associated with the Sequoia triple-A rated securities had declined to $47 million, as a result of the sale of $146 million of these securities to third parties.
At December 31, 2015, our leverage also included $1.48 billion of FHLB debt with a weighted average maturity of 9 years.

Analysis of Residential Investments
Our residential investments portfolio represented 72% of our total capital at December 31, 2015. This portfolio provided the majority of our income during 2015.
Residential Loans/FHLB Stock
At December 31, 2015, our investments in residential loans included $1.78 billion of jumbo residential loans financed with FHLB debt by our FHLB-member subsidiary. In connection with these borrowings, our FHLB-member subsidiary is required to hold $34 million of FHLB stock. These investments generated, in aggregate, GAAP yields (after applicable hedging costs) of 16% for 2015. There were no delinquencies on any loans financed with FHLB debt at December 31, 2015.
We expect our FHLB-member subsidiary to increase its investment in residential loans to $2.30 billion by the end of the first quarter of 2016, financed by $2.0 billion of FHLB debt. Currently, the weighted average maturity of this FHLB debt is approximately 9.5 years with a weighted average cost, at February 19, 2016, of 0.59% per annum. Residential loans held by our FHLB-member subsidiary are pledged as collateral for this FHLB debt.
Under the final rule published by the Federal Housing Finance Agency in January 2016, our captive insurance subsidiary will remain an FHLB member through the five-year transition period for captive insurers. Our FHLB member subsidiary’s existing $2.0 billion of advances, which mature beyond this transition period, are permitted to remain outstanding until their stated maturity. As residential loans pledged as collateral for these advances pay down, we are permitted to pledge additional loans or other eligible assets to collateralize these advances.
For 2016, we expect an increase in net interest income from residential loans held for investment, resulting from increased capital invested in a higher average balance of loans held by our FHLB-member subsidiary and financed with FHLB debt.
Residential Securities
Our holdings of residential securities are financed with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following tables present the fair value of our residential securities by segment that are financed and not financed with collateralized debt.
Table 3.5 – Residential Securities

At December 31, 2015
(Dollars in Millions)	Financed with Collateralized Debt	Not Financed with Collateralized Debt	Total	% Financed with Collateralized Debt
Residential investments
Subordinate	$4	$175	$179	2%
RE-REMIC	75	90	165	45%
Mezzanine	315	33	348	91%
Legacy senior	236	100	336	70%
Total residential investments	630	398	1,028	61%
Residential mortgage banking
Sequoia Triple-A Securities	197	—	197	100%
Total	$827	$398	$1,225	68%

Table 3.6 – Residential Securities Financed with Collateralized Debt

At December 31, 2015
(Dollars in Millions, Except Weighted Average Price)	Residential Securities	Collateralized Debt	Allocated Capital	Weighted Average Price (1)	Financing Haircut(2)
Residential investments
Subordinate	$4	$(4)	$—	90	14%
Re-REMIC	75	(46)	29	88	38%
Mezzanine	315	(263)	52	97	17%
Legacy senior	236	(203)	33	94	14%
Total residential investments	630	(516)	114	95	18%
Residential mortgage banking
Sequoia Tripe-A securities	197	(178)	19	101	10%
Total	$827	$(694)	$133	196	16%

(1)	Fair value of residential securities per $100 of principal.

(2)	Allocated capital divided by fair value of residential securities.
At December 31, 2015, the securities we financed through repurchase facilities had no material credit issues. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (i.e., “the haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.
As of December 31, 2015, the weighted average GAAP fair value of our financed securities was 96% of their aggregate principal balance. All financed securities received external market price indications as of December 31, 2015 and were, in aggregate, valued for GAAP financial reporting purposes within 1% of the external market price indications. Between December 31, 2015 and February 19, 2016, our financing terms remained consistent for these securities and our utilization of repurchase financing declined to $578 million. We intend to further reduce this financing in the next few months through the sale of securities and by using available cash, rather than repurchase financing, to fund certain investments.
The majority of the $236 million of legacy senior securities and $75 million Re-REMIC securities noted in the table above are supported by seasoned residential loans originated prior to 2008. The credit performance of these investments continues to exceed our original investment expectations.
The $319 million of mezzanine and subordinate securities financed through repurchase facilities at December 31, 2015, carry investment grade credit ratings and are supported by residential loans originated between 2012 and 2015. The loans underlying these securities have experienced minimal delinquencies to date.
Included in our repurchase financing at December 31, 2015, was $178 million used to finance triple-A rated RMBS retained from our fourth quarter Sequoia securitization and that we hold in our residential mortgage banking segment. As of February 19, 2016 the repurchase financing associated with the Sequoia triple-A rated securities had declined to $47 million, as a result of the sale of $146 million of these securities to third parties. We expect to sell the remainder of these triple-A rated Sequoia securities over the near term.
Mortgage Servicing Rights
At December 31, 2015 we had $192 million, or 11%, of our total capital invested in MSRs. This portfolio includes conforming MSRs retained from loans sold to Fannie Mae and Freddie Mac, conforming MSRs acquired through co-issue relationships with third-party originators, and jumbo MSRs retained from loans transferred to Sequoia securitizations we completed over the past several years. The following table provides information on our MSR portfolio at December 31, 2015.

Table 3.7 – MSR Portfolio Composition

At December 31, 2015
(Dollars in Millions, Except Price and Cost per Loan to Service)	Conforming	Jumbo	Total
Principal (1)	$12,560	$5,706	$18,266
Fair value of MSRs	$134	$58	$192
Price (2)	$1.07	$1.02	$1.05
Implied multiple (3)	4.2x	4.1x	4.2x
GWAC (4)	3.86%	3.99%	3.90%

Key assumptions in determining fair value
Discount rate	9%	11%	9%
Cost per loan to service	$82	$72	$79
Constant prepayment rate (CPR) of associated loans	9%	11%	10%

(1)	Represents principal balance of residential loans associated with MSRs in our portfolio.

(2)	Fair value per $100 of principal.

(3)	Price divided by annual base servicing fee of 25 basis points.

(4)	Gross weighted average coupon of associated residential loans.
The following table provides information on the components of MSR income in 2015.
Table 3.8 – Components of MSR Income

(Dollars in Millions)	Year Ended December 31, 2015
Net servicing fee income	$34
Change in value from the realization expected cashflows	(19)
MSR provision for repurchases	(1)
MSR income before effect of assumption changes	14

Net effect of changes in assumptions and interest rates
Changes in MSR assumptions(1)	(5)
Changes of associated derivatives(2)	(1)
Total net effect of changes in assumptions and interest rates	(6)

Mortgage servicing rights income, net	8
Operating expenses	(2)
Contribution from MSRs	$6

Average balance of MSRs in 2015	$155
MSR return	4%

(1)	Primarily reflects changes in prepayment assumptions on our MSRs due to changes in market interest rates.

(2)
Includes a $13 million loss associated with derivatives recorded in MSR income on our consolidated income statement and $12 million of income on a hedges allocated in the first quarter of 2015 that were recorded to residential mortgage banking and investment activities, net.

Interest rate volatility during the early part of 2015 increased derivative expenses and reduced earnings in 2015 from our investment in MSRs below our normalized expectations. For 2016, we expect this investment to generate returns within our normalized range of expectations.

Over the past few quarters, our jumbo mortgage banking business has not created significant investments in MSRs due to most loans being sold in whole loan form without our retaining the servicing rights. In 2016, new investments in MSRs are expected to be created primarily through co-issue relationships with conforming originators who sell the associated residential loans directly to the GSEs.

Analysis of Residential Mortgage Banking
Our residential mortgage banking business includes all activities associated with the sourcing and distribution of residential loans as summarized below.
Table 3.9 – Residential Mortgage Banking 2015 Pre-tax Return Summary

	Year Ended December 31, 2015
(Dollars in Millions)	Jumbo	Conforming	Total
Allocated capital	$150	$50	$200

Net interest income	$29	$6	$35
Mortgage banking activities, net	2	6	8
Operating expenses	(20)	(23)	(43)
Pre-tax contribution	$11	$(11)	$—

Return metrics
Return on capital	7.4%	(21.7)%	0.1%
Loan sale margins (in basis points)(1)	59	24	42
Pre-tax net margin (in basis points)	21	(22)	—

(1)	Defined as net interest income plus mortgage banking activities, net divided by loan purchase commitments.
Table 3.10 – Residential Mortgage Banking 2015 Activity Summary

	Year Ended December 31, 2015
(In Millions)	Jumbo	Conforming	Total
Loans purchased	$5,140	$5,335	$10,475

Loan distributions
Sales	$2,462	$5,454	$7,916
Securitizations	1,400	—	1,400
Loans held for investment by our FHLB-member subsidiary	1,310	—	1,310
Total distributions	$5,172	$5,454	$10,626

Investments created
Sequoia securities/GSE risk sharing arrangements	$14	$11	$25
MSRs(1)	9	56	65
Net investment in loans held by FHLB-member subsidiary	214	—	214
Total investments created	$237	$67	$304

(1)	Excludes $31 million of investments in conforming MSRs created through our co-issue relationships.
During the first half of 2015, our jumbo mortgage banking operations were adversely affected by high interest rate volatility, and dislocation in the jumbo securitization market. In the second half of 2015, we repositioned our distribution of jumbo loans towards whole loan sales and retaining loans for investment financed with FHLB debt, which increased both margins and income relative to the first half of 2015. We expect to continue to distribute the majority of our jumbo loans through our whole loan sale network in 2016.

As a result of the discontinuation of our conforming loan mortgage banking activities, we have reduced our capital allocation to our residential mortgage banking business to $150 million in the first quarter of 2016 from $200 million at December 31, 2015.
At December 31, 2015, we had $950 million of warehouse debt outstanding to fund residential mortgages held-for-sale. In aggregate, we used our warehouse facilities to fund the acquisition and sale of over $10 billion of residential loans during 2015. Our warehouse capacity, at December 31, 2015, totaled $1.4 billion with four separate counterparties, which should continue to provide sufficient liquidity to fund our residential mortgage banking operations in 2016.

RESULTS OF OPERATIONS
In the second quarter of 2015, we modified the presentation of our consolidated income statement to more clearly present the offsetting impact of volatile interest rates throughout our business. These modifications exclusively impacted the "Non-interest income" portion of our consolidated income statement. Additional information on these changes is provided in Note 2 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Throughout this section, we provide additional analysis on how these changes impacted the presentation of our financial results in 2015 and how they are comparable to prior periods.
The following table presents the components of our GAAP net income for the years ended December 31, 2015, 2014, and 2013.
Table 4 – Net Income

	Years Ended December 31,			Changes
(In Thousands, Except per Share Data)	2015	2014	2013	'15/'14	'14/'13
Net Interest Income	$163,549	$154,607	$145,185	$8,942	$9,422
Reversal of (provision for) loan losses	355	(961)	(4,737)	1,316	3,776
Net Interest Income After Provision	163,904	153,646	140,448	10,258	13,198
Non-interest Income
Mortgage banking and investment activities, net	(10,385)	24,792	96,785	(35,177)	(71,993)
MSR income (loss), net	(3,922)	(4,261)	20,309	339	(24,570)
Other income	3,192	1,781	—	1,411	1,781
Realized gains, net	36,369	15,478	25,259	20,891	(9,781)
Total non-interest income	25,254	37,790	142,353	(12,536)	(104,563)
Operating expenses	(97,416)	(90,123)	(86,607)	(7,293)	(3,516)
Other expense	—	—	(12,000)	—	12,000
Net income before income taxes	91,742	101,313	184,194	(9,571)	(82,881)
(Provision for) benefit from income taxes	10,346	(744)	(10,948)	11,090	10,204
Net Income	$102,088	$100,569	$173,246	$1,519	$(72,677)
Diluted earnings per common share	$1.18	$1.15	$1.94
Net Interest Income
The $9 million increase in net interest income in 2015, as compared to 2014, was primarily attributable to a higher average balance of loans held-for-investment during 2015 at our residential investments segment, as well as a higher average balance of loans held-for-sale during 2015 at our residential mortgage banking segment. These increases in net interest income were offset by lower interest income from securities held at our residential investment segment, as well as an increase in interest expense from corporate borrowings during 2015 from exchangeable debt issued in the fourth quarter of 2014. In addition, net interest income from our consolidated Sequoia entities increased in 2015, as the result of the adoption of a new accounting standard.

The $9 million increase in net interest income in 2014, as compared to 2013, was primarily attributable to a higher average balance of securities and loans held-for-investment in 2014 at our residential investments segment, as well as higher average balances of loans held-for-sale during 2014 at both our residential and commercial mortgage banking segments. These increases in net interest income were offset by an increase in interest expense from corporate borrowings during 2014, including convertible and exchangeable debt issued in the first quarter of 2013 and the fourth quarter of 2014, respectively. In addition, we earned less net interest income from our Legacy Consolidated Entities in 2014 as the loans in these securitizations continue to pay down.
Additional detail on changes in net interest income at Redwood is provided in the “Net Interest Income” section below.
Provision for Loan Losses
During the year ended December 31, 2015, our reversal of provision for loan losses related entirely to our commercial loan investments and primarily resulted from repayments of commercial loans. The provision for loan losses in 2014 and 2013 is primarily related to our residential loans held-for-investment at our consolidated Sequoia entities.
Subsequent to our adoption of ASU 2014-13 on January 1, 2015, we no longer have a provision for loan losses on residential loans held-for-investment at consolidated Sequoia entities as these loans are now carried at fair value. Additional information on the adoption of ASU 2014-13 is provided in the “Results of Consolidated Sequoia Entities” section that follows.
Mortgage Banking and Investment Activities, net
Income from mortgage banking and investment activities, net includes results from both our residential and commercial mortgage banking operations as well as income from market valuation changes on our investments that are carried at fair value, including trading securities, residential loans held-for-investment, and their associated derivatives.
The $35 million decrease in 2015, as compared to 2014, was primarily attributable to lower mortgage banking income from both our residential and commercial mortgage banking operations, which decreased $13 million and $11 million, respectively. In both cases, loan sale margins declined primarily due to increased competition and higher hedging expenses resulting from increased interest rate volatility during 2015. The remaining $11 million reduction in 2015 was from investment activities, which primarily resulted from higher negative market valuation adjustments on FHLB financed loans and their associated hedges.
The $72 million decrease in 2014, as compared to 2013, was primarily attributable to lower mortgage banking income from both our residential and commercial mortgage banking operations, which decreased $58 million and $10 million, respectively, and a $4 million decrease from investment activities.
Additional detail on mortgage banking activities is included in the Residential Mortgage Banking Segment and Commercial Mortgage Banking and Investments Segment portions of the “Results of Operations by Segment” section below.
MSR Income (Loss), net
MSR income (loss), net is comprised of the net fee income we earn from our MSR investments, changes in their market value and, beginning of the second quarter of 2015, changes in the market value of derivatives used to hedge our exposure to interest rate risk from our MSR investments.
Prior to the second quarter of 2015, we hedged our MSRs on an enterprise-wide basis and did not have specific derivatives identified to allocate to MSR income. The MSR losses in 2015 and 2014 primarily reflect the negative change in market value of our MSRs during the first quarter of 2015 and the full year 2014, resulting from a decrease in market interest rates during those periods. The MSR income in 2013 resulted from an increase in market interest rates during that period. The offsetting changes in the value of assets and derivatives that effectively served as hedges to the MSRs during those periods are presented in the mortgage banking and investment activities, net line item.
Additional detail on our investment in MSRs is included in the Residential Investments Segment portion of the “Results of Operations by Segment” section that follows.

Realized Gains, Net
Net gains recorded in 2015, 2014, and 2013, primarily resulted from the sale of $366 million, $440 million, and $176 million of AFS securities during each year, respectively. For additional detail on realized gains, see the Residential Investments Segment portion of the “Results of Operations by Segment” section that follows.
Operating Expenses
The increase in operating expenses in 2015 and 2014 was primarily due to additional costs associated with the expansion of our residential and commercial mortgage banking operations during the last three years. This expansion included an increase in year-end headcount from 141 in 2013 to 221 in 2014. Although our headcount decreased to 211 at year-end, the average number of employees was materially higher during the year, as we did not begin to reduce headcount until the fourth quarter of 2015.
Other Income and Other Expense
Other income in 2015 was primarily comprised of income from our risk sharing arrangements with the Agencies. Other income in 2014 was primarily related to a reduction in our litigation reserve. Other expense in 2013 resulted from litigation reserves we established in 2013.
(Provision for) Benefit From Income Taxes
Our income taxes result almost entirely from activity at our taxable REIT subsidiaries, which includes our residential and commercial mortgage banking activities, our net hedging activities, and our MSR investments. The benefit from income taxes in 2015 resulted from GAAP losses generated at our TRS while the provision for income taxes during 2014 and 2013 resulted from GAAP income generated at our TRS during those years. Losses at our TRS during 2015 were primarily due to lower mortgage banking income and negative market valuation adjustments on derivatives used to hedge our investment portfolio. Higher GAAP income earned from residential and commercial mortgage banking operations during 2013 primarily contributed to a higher tax provision that year.
For additional detail on income taxes, see the “Taxable Income” section that follows.

Net Interest Income
The following tables present the components of net interest income for the years ended December 31, 2015, 2014, and 2013.
Table 5 – Net Interest Income

	Years Ended December 31,
	2015			2014			2013
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$47,221	$1,289,684	3.7%	$38,679	$993,089	3.9%	$33,353	$823,049	4.1%
Residential loans - HFI at Redwood (2)	42,680	1,107,603	3.9%	4,484	118,792	3.8%	—	—	—%
Residential loans - HFI at Sequoia (2)	24,814	1,224,857	2.0%	25,786	1,604,556	1.6%	33,663	1,980,126	1.7%
Commercial loans - held-for-sale	4,733	109,652	4.3%	6,286	132,475	4.7%	3,553	60,245	5.9%
Commercial loans - HFI (3)	42,200	395,033	10.7%	41,281	398,039	10.4%	39,867	336,563	11.8%
Trading securities	17,613	150,372	11.7%	22,893	136,383	16.8%	24,654	117,685	20.9%
Available-for-sale securities	79,835	886,966	9.0%	102,589	1,308,373	7.8%	90,909	1,035,981	8.8%
Other interest income	336	225,292	0.1%	72	156,167	—%	157	154,829	0.1%
Total interest income	259,432	5,389,459	4.8%	242,070	4,847,874	5.0%	226,156	4,508,478	5.0%
Interest Expense
Short-term debt	(30,572)	1,671,184	(1.8)%	(25,990)	1,522,965	(1.7)%	(17,436)	988,615	(1.8)%
ABS issued - Redwood	(5,822)	87,982	(6.6)%	(10,383)	190,694	(5.4)%	(13,840)	283,835	(4.9)%
ABS issued - Sequoia (2)	(15,647)	1,164,887	(1.3)%	(20,844)	1,541,282	(1.4)%	(25,876)	1,904,320	(1.4)%
Long-term debt - FHLBC	(2,848)	894,671	(0.3)%	(265)	99,945	(0.3)%	—	—	—%
Long-term debt - other	(40,994)	686,354	(6.0)%	(29,981)	516,518	(5.8)%	(23,819)	394,617	(6.0)%
Total interest expense	(95,883)	4,505,078	(2.1)%	(87,463)	3,871,404	(2.3)%	(80,971)	3,571,387	(2.3)%
Net Interest Income	$163,549			$154,607			$145,185

(1)
Average balances for residential and commercial loans held-for-sale, residential loans held-for-investment at Redwood and at Sequoia entities in 2015, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost, except for ABS issued-Sequoia in 2015, which is based upon fair value.

(2)
Interest income from residential loans held-for-investment ("HFI") at Redwood exclude loans HFI at consolidated Sequoia entities. Interest income from residential loans - HFI at Sequoia and the interest expense from ABS issued - Sequoia represent activity from our consolidated Sequoia entities.

(3)	Excluding A-notes sold, but accounted for as secured borrowings, the yield on commercial loans HFI was 11.9%, 11.3%, and 11.8% for the years ended December 31, 2015, 2014, and 2013, respectively.

The following table details how net interest income changed on a consolidated basis as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).
Table 6 - Net Interest Income - Volume and Rate Changes

	Change in Net Interest Income
	For the Years Ended December 31,
	2015			2014
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Net Interest Income for the Beginning of the Year			$154,607			$145,185
Impact of Changes in Interest Income
Residential loans - HFS	$11,552	$(3,010)	8,542	$6,891	$(1,565)	5,326
Residential loans - HFI FVO	37,324	872	38,196	4,484	—	4,484
Residential loans - HFI	(6,102)	5,130	(972)	(6,385)	(1,492)	(7,877)
Commercial loans - HFS	(1,083)	(470)	(1,553)	4,260	(1,527)	2,733
Commercial loans - HFI	(311)	1,230	919	7,282	(5,868)	1,414
Trading securities	2,348	(7,628)	(5,280)	3,917	(5,678)	(1,761)
Available-for-sale securities	(33,042)	10,288	(22,754)	23,903	(12,223)	11,680
Other Interest Income	32	232	264	1	(86)	(85)
Net changes in interest income	10,718	6,644	17,362	44,353	(28,439)	15,914
Impact of Changes in Interest Expense
Short-term debt	(2,529)	(2,053)	(4,582)	(9,424)	870	(8,554)
ABS issued - Redwood	5,593	(1,032)	4,561	4,542	(1,085)	3,457
ABS issued - Sequoia	5,090	107	5,197	4,933	99	5,032
Long-term debt - FHLBC	(2,107)	(476)	(2,583)	(265)	—	(265)
Long-term debt - Other	(9,858)	(1,155)	(11,013)	(7,358)	1,196	(6,162)
Net changes in interest expense	(3,811)	(4,609)	(8,420)	(7,572)	1,080	(6,492)
Net changes in interest income and expense	6,907	2,035	8,942	36,781	(27,359)	9,422
Net Interest Income for the Year Ended			$163,549			$154,607

The following table presents the components of net interest income for the years ended December 31, 2015, 2014, and 2013.
Table 7– Net Interest Income by Segment

	Years Ended December 31,			Changes
(In Thousands)	2015	2014	2013	'15/'14	'14/'13
Net interest income by Segment
Residential Mortgage Banking	$35,053	$45,496	$42,350	$(10,443)	$3,146
Residential Investments	124,191	98,585	86,332	25,606	12,253
Commercial Mortgage Banking and Investments	33,124	31,731	30,743	1,393	988
Corporate/Other	(28,819)	(21,205)	(14,240)	(7,614)	(6,965)
Net Interest Income	$163,549	$154,607	$145,185	$8,942	$9,422

Analysis of Changes in Net Interest Income
2015 versus 2014
The $10 million decrease in net interest income from our residential mortgage banking segment in 2015 primarily resulted from lower average balances of Sequoia IO securities held at this segment during 2015. During the second quarter of 2015, we transferred our Sequoia IO securities held at this segment to our residential investment portfolio. The transfer of these securities accounted for a $15 million decrease in interest income, which was partially offset by a $9 million increase in interest income resulting from a higher average balance of loans held-for-sale during 2015.
The $26 million increase in net interest income from our residential investments segment in 2015 was primarily due to a $35 million increase in net interest income resulting from a higher average balance of residential loans held-for-investment by our FHLB-member subsidiary and financed with FHLBC advances during 2015, as well as additional interest income from the transfer of Sequoia IO securities into this segment in the second quarter of 2015. After being transferred at the end of the first quarter of 2015, these securities generated $9 million of net interest income for our residential investments segment for the year ended December 31, 2015. These increases were partially offset by lower net interest income earned on our AFS securities portfolio, as the average balance of these securities decreased in 2015.
The $1 million increase in net interest income from our commercial mortgage banking and investments segment in 2015 was primarily the result of $4 million of interest income from non-recurring yield maintenance payments received during 2015 from loan prepayments. This increase was partially offset by lower interest income resulting from lower average balances of held-for-sale loans in 2015 as compared to 2014, as well as higher interest expense on short-term commercial warehouse debt resulting from higher average balances of outstanding borrowings in 2015 as compared to 2014.
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.
The Corporate/Other line item includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Sequoia entities. Interest expense from long-term debt not directly allocated to our segments (Long-term debt - other in Table 5 above) increased $11 million in 2015, primarily due to the exchangeable debt issued by a taxable subsidiary of ours in November 2014. This increase in interest expense was partially offset by higher net interest income of $4 million from our consolidated Sequoia entities, resulting from the adoption of ASU 2014-13 in January 2015. Details regarding consolidated Sequoia entities are included in the "Results from Consolidated Sequoia Entities" section that follows.
2014 versus 2013
The $3 million increase in net interest income from our residential mortgage banking segment in 2014 primarily resulted from a higher average balance of loans held-for-sale during 2014 as compared to 2013.
The $12 million increase in net interest income from our residential investments segment in 2014 was primarily due to a $12 million increase in interest income resulting from a higher average balance of AFS securities held during 2014, as well as $4 million of interest income from residential loans held-for-investment by our FHLB-member subsidiary that we began to acquire in the second half of 2014.
The $1 million increase in net interest income from our commercial mortgage banking and investments segment in 2014 was primarily due to higher average balances of held-for-sale and held-for-investment commercial loans in 2014 as compared to 2013.
The $7 million increase in net interest income from corporate/other in 2014 was primarily due to $6 million of additional interest expense from long-term debt not directly allocated to our segments, primarily resulting from the issuance of convertible and exchangeable debt in the first quarter of 2013 and the fourth quarter of 2014, respectively. Net interest income from our Legacy Consolidated Entities decreased $3 million to $5 million in 2014 as loans held in these consolidated securitizations paid down.

Specific Borrowing Costs
The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at December 31, 2015.
Table 8 – Interest Expense — Specific Borrowing Costs

December 31, 2015	Residential Loans Held-for-Sale	Commercial Loans Held-for-Sale	Commercial Loans Held-for-Investment	Residential Securities
Asset yield	3.91%	4.84%	9.75%	6.69%
Short-term debt yield	1.90%	2.61%	4.46%	1.47%
Net spread	2.01%	2.23%	5.29%	5.22%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.
Results of Operations by Segment
The following is a discussion of the results of operations for our three business segments for the years ended December 31, 2015, 2014, and 2013. For additional information on our segments, refer to Note 21 in Part II, Item 8 and Part I, Item 1 of this Annual Report on Form 10-K.
Residential Mortgage Banking Segment
The following table presents the components of segment contribution for the residential mortgage banking segment for the years ended December 31, 2015, 2014, and 2013.
Table 9 – Residential Mortgage Banking Segment Contribution

	Years Ended December 31,			Changes
(In Thousands)	2015	2014	2013	'15/'14	'14/'13
Interest income
Loans	$47,222	$38,680	$33,353	$8,542	$5,327
Sequoia securities	5,038	19,592	19,164	(14,554)	428
Total interest income	52,260	58,272	52,517	(6,012)	5,755
Interest expense	(17,207)	(12,776)	(10,167)	(4,431)	(2,609)
Net interest income	35,053	45,496	42,350	(10,443)	3,146
Mortgage banking activities, net	8,268	21,554	79,431	(13,286)	(57,877)
Direct operating expenses	(43,182)	(37,664)	(22,880)	(5,518)	(14,784)
Segment contribution before income taxes	139	29,386	98,901	(29,247)	(69,515)
Benefit from income taxes	4,169	(1,774)	(5,947)	5,943	4,173
Segment Contribution	$4,308	$27,612	$92,954	$(23,304)	$(65,342)

The following tables provide the activity of unsecuritized residential loans during the years ended December 31, 2015 and 2014.
Table 10 – Residential Loans Held-for-Sale — Activity

	Years Ended December 31,
	2015			2014
(In Thousands)	Jumbo	Conforming	Total	Jumbo	Conforming	Total
Balance at beginning of period	$1,097,805	$244,714	$1,342,519	$392,765	$11,502	$404,267
Acquisitions	5,140,362	5,335,388	10,475,750	5,020,995	4,006,447	9,027,442
Sales	(3,862,155)	(5,454,215)	(9,316,370)	(3,748,916)	(3,765,386)	(7,514,302)
Transfers between portfolios (1)	(1,309,919)	—	(1,309,919)	(595,488)	(588)	(596,076)
Principal repayments	(77,463)	(2,490)	(79,953)	(28,977)	(1,148)	(30,125)
Changes in fair value, net	(2,711)	6,422	3,711	57,426	(6,113)	51,313
Balance at End of Period	$985,919	$129,819	$1,115,738	$1,097,805	$244,714	$1,342,519

(1)	Represents the net transfers of loans into our Residential Investments segment and their reclassification from held-for-sale to held-for-investment.
The following table provides the activity of our retained Sequoia securities for the years ended December 31, 2015, and 2014.
Table 11 – Sequoia Securities Activity

	Years Ended December 31,
(In Thousands)	2015	2014
Beginning fair value	$93,802	$110,505
Transfers between portfolios (1)	(65,809)	—
Acquisitions (2)	201,041	77,160
Sales	(13,588)	(64,098)
Effect of principal payments(3)	(3,261)	(5,989)
Change in fair value, net	(15,178)	(23,776)
Ending Fair Value	$197,007	$93,802

(1)	Effective April 1, 2015, we transferred securities (primarily consisting of Sequoia IOs) held in our Residential Mortgage Banking segment into our Residential Investments segment.

(2)
At December 31, 2015, we had retained $197 million of senior securities issued by the Sequoia securitization we sponsored in the fourth quarter of 2015. At the end of January 2016, we had sold $146 million of these securities and expect to sell the remainder in the near-term.

(3)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

Overview
During the year ended December 31, 2015, we purchased $10.48 billion of prime residential jumbo and conforming loans, completed four jumbo loan securitizations for a total of $1.40 billion, sold $5.45 billion of conforming loans to Fannie Mae and Freddie Mac (the "Agencies"), and sold $2.46 billion of jumbo loans to third parties. In addition, we had net transfers of $1.31 billion of loans to our Residential Investments segment and financed them with borrowings from the FHLBC. Our pipeline of loans identified for purchase at December 31, 2015, included $959 million of jumbo loans and $182 million of conforming loans (unadjusted for expected fallout). Our residential mortgage banking operations created $338 million and $212 million of investments for our investment portfolio during 2015 and 2014, respectively.
On January 20, 2016, we announced plans to restructure certain aspects of our conforming residential mortgage loan operations by discontinuing the acquisition and aggregation of conforming loans for resale to the Agencies. Additional information on this restructuring and the impact to our business is discussed in the Capital, Liquidity, and Investments portion of the Introduction section of this MD&A.

The decrease in segment contribution from residential mortgage banking for 2015 primarily resulted from a decrease in income from mortgage banking activities resulting from lower loan sale margins as compared to 2014, as well as the transfer of Sequoia securities out of this segment during the second quarter of 2015, which reduced net interest income. Also contributing to the decrease in segment contribution was an increase in direct operating expenses, primarily resulting from higher personnel costs as we increased our internal and external resources during 2014 and the first half of 2015 to manage the increase in loan acquisition volume during that time.
Segment contribution from residential mortgage banking decreased $65 million to $28 million in 2014, primarily due to a decline in income from mortgage banking activities, resulting from lower profit margins experienced in 2014 as well as higher direct operating expenses due to a combination of the higher loan purchase volume and the expansion of our conforming loan platform.

All residential mortgage banking activities are performed in taxable REIT subsidiaries and the provision for income taxes generally changes in relation to the amount of this segment's contribution before income taxes. However, this may not always be the case due to expenses allocated to our taxable REIT subsidiaries that are eliminated in consolidation, but not eliminated for tax provision calculation purposes.
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
In 2015, interest income from loans held-for-sale increased due to higher average balances of loans outstanding during 2015 as compared to 2014, primarily resulting from higher loan acquisition volumes during 2015. Interest income from Sequoia securities decreased in 2015, primarily resulting from the transfer of Sequoia securities out of this segment in the second quarter of 2015.
In 2014, interest income from loans held-for-sale increased due to higher average balances of loans outstanding during 2014 as compared to 2013, primarily resulting from higher loan acquisition volumes during 2014.
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

The following table presents the components of residential mortgage banking activities, net. Amounts presented include both the changes in market values for loans that were sold and associated derivative positions that were settled during the periods presented, as well as changes in market values of loans, derivatives and hedges outstanding at the end of each year presented.
Table 12 – Components of Residential Mortgage Banking Activities, Net

	Years Ended December 31,			Changes
(In Thousands)	2015	2014	2013	'15/'14	'14/'13
Changes in fair value of:
Residential loans, at fair value (1)	$3,712	$51,311	$(10,455)	$(47,599)	$61,766
Sequoia securities	(15,261)	(23,839)	42,451	8,578	(66,290)
Risk management derivatives(2)	14,657	(9,386)	47,387	24,043	(56,773)
Hedging allocation	1,120	—	—	1,120	—
Other income, net (3)	4,040	3,468	48	572	3,420
Total residential mortgage banking activities, net	$8,268	$21,554	$79,431	$(13,286)	$(57,877)

(1)	Includes changes in fair value for loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.
The decreases in income from mortgage banking activities in 2015 and 2014 primarily resulted from a decrease in loan sale margins on our jumbo loans during the last two years.
At December 31, 2015, we had a repurchase reserve of $5 million outstanding related to residential loans sold through this segment. For each of the years ended December 31, 2015 and 2014, we recorded $2 million of provision for repurchases. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at December 31, 2015.
Table 13 – Characteristics of Residential Loans Held-for-Sale

December 31, 2015	Principal Value	Weighted Average Coupon
(Dollars In Thousands)
First Lien Prime
Fixed - 30 year	$671,022	4.23%
Fixed - 15, 20, & 25 year	138,781	3.44%
Hybrid	276,457	3.32%
ARM	5,258	3.20%
Total Outstanding Principal	$1,091,518

Residential Investments Segment

Our residential investments segment is primarily comprised of our residential securities portfolio, our portfolio of residential mortgage loans held-for-investment and financed through the FHLBC, and our MSR investment portfolio. Certain of our retained Sequoia securities that are included as a component of senior prime trading securities in our consolidated financial statements were included in our residential mortgage banking segment for reporting purposes and are excluded from amounts and tables in this section.
The following table presents the components of segment contribution for the residential investments segment for the years ended December 31, 2015, 2014, and 2013.
Table 14 – Residential Investments Segment Contribution

	Years Ended December 31,			Changes
(In Thousands)	2015	2014	2013	'15/'14	'14/'13
Interest income	$135,395	$110,433	$96,399	$24,962	$14,034
Interest expense	(11,204)	(11,848)	(10,067)	644	(1,781)
Net interest income	124,191	98,585	86,332	25,606	12,253
Non-interest income
Investment activities, net	(20,089)	(9,178)	(5,134)	(10,911)	(4,044)
MSR income (loss), net	(3,922)	(4,261)	20,309	339	(24,570)
Other income	3,192	181	—	3,011	181
Realized gains, net	36,369	13,777	24,765	22,592	(10,988)
Total non-interest income (loss), net	15,550	519	39,940	15,031	(39,421)
Direct operating expenses	(4,346)	(3,681)	(4,035)	(665)	354
Segment contribution before income taxes	135,395	95,423	122,237	39,972	(26,814)
Benefit from (provision for) income taxes	847	1,340	(3,027)	(493)	4,367
Total Segment Contribution	$136,242	$96,763	$119,210	$39,479	$(22,447)
The following table presents our portfolios of investment assets in our residential investments segment at December 31, 2015 and December 31, 2014.
Table 15 – Residential Investments

(In Thousands)	December 31, 2015	December 31, 2014	Change
Residential loans held-for-investment	$1,791,195	$581,668	$1,209,527
Residential securities	1,028,171	1,285,428	(257,257)
Mortgage servicing rights	191,976	139,293	52,683
Total residential investments	$3,011,342	$2,006,389	$1,004,953

Overview

During 2015, the increase in our total residential investments was primarily attributable to the addition of residential loans held-for-investment by our FHLB-member subsidiary and financed through the FHLBC. During 2015, we increased our investment of capital into MSRs and residential loans held-for-investment, while we reduced our investments in residential securities. Our residential investments were funded in part with short-term debt, borrowings from the FHLBC, and equity capital. Over three quarters of the residential investments acquired during 2015 were created from our residential mortgage banking operations. Over time we expect the majority of our residential investments will continue to be sourced from our internal operations.

Our redeployment of capital out of residential securities and into held-for-investment residential loans during 2015 has benefited this segment in the form of higher net interest income. Non-interest income has remained volatile during the past two years, primarily due to interest rate hedges on our mezzanine securities, for which valuation changes are recorded in the consolidated income statements, while offsetting valuation changes on the AFS securities are recorded in our balance sheet through accumulated comprehensive income. In addition, gains on sales of securities have fluctuated from period to period as we have sold securities, which has also contributed to overall variability in non-interest income. Despite some periodic variability due to interest rate hedging, overall, we have also benefited from increased income from our additional investments in MSRs during 2015.
Net Interest Income
Net interest income from Residential Investments includes interest income from our residential loans held-for-investment and our securities portfolio, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following tables present the components of net interest income for our residential investment segment for the years ended December 31, 2015, 2014, and 2013.
Table 16 - Net Interest Income ("NII") from Residential Investments

	Years Ended December 31,
	2015			2014			2013
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Residential loans HFI	$42,680	$1,107,603	3.9%	$4,484	$118,792	3.8%	$—	$—	—%
Long-term debt - FHLBC	(2,848)	894,671	(0.3)%	(265)	99,945	(0.3)%	—	—	—%
NII from HFI loans	39,832			4,219			—
Trading securities	12,575	N/A	N/A	3,301	N/A	N/A	5,490	N/A	N/A
AFS securities	79,835	886,966	9.0%	102,589	1,308,373	7.8%	90,909	1,035,981	8.8%
Short-term debt	(7,746)	550,081	(1.4)%	(9,775)	737,096	(1.8)%	(6,763)	405,725	(1.7)%
ABS issued	(610)	17,762	(4.6)%	(1,808)	67,001	(2.7)%	(3,304)	127,473	(2.6)%
NII from securities	84,054			94,307			86,332
Other interest income	305			59			—
NII from Residential Investments	$124,191			$98,585			$86,332

(1)
Average balances for residential loans held-for-investment ("HFI") and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost.

The increase in net interest income from our residential investments portfolio for 2015 was primarily attributable to a higher average balance of held-for-investment loans financed through the FHLBC, which we did not begin to invest in until the third quarter of 2014. These increases were partially offset by a decline in interest income from available-for-sale securities, due to lower average balances in 2015 as we sold lower yielding senior and mezzanine securities in order to redeploy capital, primarily into held-for-investment loans.
The increase in net interest income from our residential investments portfolio in 2014, as compared to 2013, was primarily attributable to higher average balances of AFS securities, as well as held-for-investment loans financed through the FHLBC.

Investment Activities, Net
The following table presents the components of investment activities, net for our residential investments segment for the years ended December 31, 2015, 2014, and 2013.
Table 17 - Investment Activities, net from Residential Investments

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Investment activities
Market valuation changes:
Residential loans held-for-investment (1)	$(6,337)	$(697)	$—
Trading securities - IOs	956	—	(168)
Securities - other	(3,220)	(923)	(5,189)
Risk sharing investment	(1,886)	104	—
Risk management derivatives	(8,532)	(7,662)	223
Hedging allocation	(1,070)	—	—
Investment activities, net	$(20,089)	$(9,178)	$(5,134)

(1)	Market valuation changes from residential loans held-for-investment above do not include loans at consolidated Sequoia entities, which are not included in this segment.
Market valuation changes included in investment activities, net, generally result from changes in the fair value of investments due to changes in market interest rates, changes in credit spreads, and reductions in the basis of residential loans recorded at a premium and IO securities, when those investments remit cash to us. In addition, valuation changes from risk management derivatives associated with our mezzanine securities portfolio are included in investment activities, net, while valuation changes of the mezzanine securities are reported through accumulated other comprehensive income on our balance sheet. This mismatch creates periodic volatility in our investment activities, net as interest rates change each quarter.
Within this segment, our residential loans held-for-investment, trading securities, AFS mezzanine securities, MSR investments and risk sharing investments are all subject to market interest rate risk. Historically, we managed our exposure to market interest rate risk for these assets on an enterprise-wide basis and relied on certain assets (i.e., jumbo loans and jumbo loan purchase commitments) to serve as natural hedges to other assets (i.e., IO securities and risk sharing investments) that each change in value inversely as interest rates change, and then used derivatives to manage our net exposure.
During the second quarter of 2015, we began to allocate specific derivatives used to hedge our exposure to interest rate risk from our MSR investments and present the changes in the value of those derivatives as a component of MSR income (loss), net, on our consolidated income statements. Prior to the second quarter of 2015, changes in the values of investments that in part served as hedges to our MSRs, were presented in investment activities, net, on our consolidated income statements. In addition, during the second quarter of 2015, we transferred all of our Sequoia IO securities that were held in our residential mortgage banking segment into our residential investments segment and began to record a hedging allocation between our segments, reflecting the net effect of hedging provided by assets held in each of our two residential segments.
Investment activities of negative $20 million in 2015 included $12 million of positive valuation changes associated with hedges of our MSR investments (prior to derivatives being specifically identified for MSRs in the second quarter of 2015), $11 million of negative valuation changes attributable to reductions in the basis of IO securities and loans held at premiums, $6 million of negative valuation changes for hedges associated with mezzanine securities (where the securities were marked-to-market through our consolidated income statements), and negative $15 million of valuation changes resulting from the net effect of changes in credit spreads and hedging costs. Market interest rates were highly volatile throughout 2015, and in general, this resulted in increased hedging costs for our various interest rate sensitive assets that we hedge.
Investment activities of negative $9 million in 2014 included $12 million of positive valuation changes associated with hedges of our MSR investments, $11 million of negative valuation changes attributable to reductions in the basis of IO securities, negative $12 million of valuation changes for hedges associated with mezzanine securities, and positive $2 million of valuation changes resulting from the net effect of changes in credit spreads and hedging costs.

MSR Income (Loss), net
The following table presents the components of MSR income (loss), net for the years ended December 31, 2015, 2014, and 2013.
Table 18 – MSR Income (Loss), net

	Years Ended December 31,			Changes
(In Thousands)	2015	2014	2013	'15/'14	'14/'13
Servicing income	$38,964	$19,362	$9,239	$19,602	$10,123
Cost of sub-servicers	(5,079)	(1,834)	(925)	(3,245)	(909)
Net servicing fee income	33,885	17,528	8,314	16,357	9,214
Market valuation changes of MSRs
Changes in assumptions (1)	(5,453)	(12,467)	15,719	7,014	(28,186)
Other changes (2)	(18,939)	(8,614)	(3,724)	(10,325)	(4,890)
Market valuation changes of associated derivatives	(12,708)	—	—	(12,708)	—
Provision for repurchases	(707)	(708)	—	1	(708)
MSR Income (Loss), Net	$(3,922)	$(4,261)	$20,309	$339	$(24,570)

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to the realization of expected cash flows.
The increase in net servicing fee income from MSRs during the last three years primarily resulted from higher average balances of MSRs each consecutive year as we have continued to grow this portfolio.
The net MSR loss for 2015 resulted from decreases in market interest rates during the first quarter of 2015, as we did not begin to identify specific derivatives for hedging MSRs until the second quarter of 2015 (as discussed above). During the first quarter of 2015, we managed our exposure to market interest rate risk for our MSRs on an enterprise-wide basis and the associated hedging offset related to changes in market interest rates of positive $12 million during that quarter is presented as a component of investment activities, net on our consolidated income statements. After including the effect of MSR hedges, MSR income for 2015 would be positive $8 million.
Decreases in market interest rates during 2014 resulted in market valuation decreases on our MSR investments that year, whereas market interest rate increases in 2013 resulted in market valuation increases on our MSR investments during that year. As we managed our exposure to market interest rate risk for our MSRs on an enterprise-wide basis during all of 2014 and 2013, the associated hedging offset related to changes in market interest rates during those years are presented as a component of investment activities, net on our consolidated income statements.
Direct Operating Expenses and Provision for Income Taxes
The increases in operating expenses at our residential investments segment for the year ended December 31, 2015 were primarily attributable to due diligence expenses associated with the acquisition of MSRs which we began acquire on a flow basis from various counterparties in 2015.
In 2015, the benefit for income taxes resulted from a GAAP loss recorded at our taxable REIT subsidiaries associated with this segment. As the amount of GAAP income or loss changes at the taxable REIT subsidiaries in future periods, the corresponding provision/benefit for income taxes will generally increase or decrease accordingly. However, this change may not always be evident as a significant portion of the GAAP income earned at this segment is recorded at the REIT, for which no tax provision is recorded.

Residential Loans Held-for-Investment Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the years ended December 31, 2015 and 2014.
Table 19 – Residential Real Estate Loans Held-for-Investment at Redwood - Activity

	Years Ended December 31,
(In Thousands)	2015	2014
Fair value at beginning of period	$581,668	$—
Transfers between portfolios	1,401,541	596,529
Principal repayments	(185,677)	(14,151)
Changes in fair value, net	(6,337)	(710)
Fair Value at End of Period	$1,791,195	$581,668
During 2015, we had net transfers of $1.31 billion of residential loans from our residential mortgage banking segment to our residential investments segment. In addition, during the fourth quarter of 2015, we transferred $92 million of loans into this segment that were previously held-for-investment in consolidated Sequoia entities that were dissolved during that quarter. At December 31, 2015, $1.79 billion of loans were held by our FHLB-member subsidiary and partially financed with $1.48 billion of borrowings from the FHLBC.
The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at December 31, 2015.
Table 20 – Characteristics of Residential Real Estate Loans Held-for-Investment at Fair Value

December 31, 2015
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
First Lien, Prime
Fixed - 30 year	1,663,128	4.08%
Fixed - 10, 15, 20, & 25 year	50,093	3.53%
Hybrid & ARM	45,769	3.55%
Total Outstanding Principal	$1,758,990
The outstanding loans held-for-investment at Redwood at December 31, 2015 were prime-quality, first lien loans, of which 88% were originated in 2014 and 2015, 6% were originated in 2013, and 6% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 772 (at origination) and the weighted average loan-to-value ("LTV") ratio was 65% (at origination). At December 31, 2015, none of these loans was greater than 90 days delinquent.

Residential Securities Portfolio
The following table sets forth real estate securities activity by collateral type in our residential investments segment for the years ended December 31, 2015 and 2014.
Table 21 – Real Estate Securities Activity by Collateral Type

Year Ended December 31, 2015	Senior	Re-REMIC(1)	Subordinate	Total
(In Thousands)
Beginning fair value	$495,508	$168,347	$621,573	$1,285,428
Transfers	65,809	—	—	65,809
Acquisitions
Sequoia securities	35,074	—	17,980	53,054
Third-party securities	9,649	—	161,538	171,187
Sales
Sequoia securities	(47,738)	—	(212,145)	(259,883)
Third-party securities	(110,124)	(1,170)	(64,697)	(175,991)
Gains on sales and calls, net	14,998	—	21,371	36,369
Effect of principal payments (2)	(97,774)	(518)	(19,446)	(117,738)
Change in fair value, net	(28,807)	(1,595)	338	(30,064)
Ending Fair Value	$336,595	$165,064	$526,512	$1,028,171

Year Ended December 31, 2014	Senior	Re-REMIC(1)	Subordinate	Total
(In Thousands)
Beginning fair value	$864,762	$176,376	$531,218	$1,572,356
Acquisitions
Sequoia securities	—	—	78,219	78,219
Third-party securities	116,260	10,200	42,194	168,654
Sales
Sequoia securities	(3,074)	—	(54,348)	(57,422)
Third-party securities	(354,544)	(25,632)	(8,018)	(388,194)
Gains on sales and calls, net	2,571	6,114	5,232	13,917
Effect of principal payments (2)	(145,615)	(66)	(18,588)	(164,269)
Change in fair value, net	15,148	1,355	45,664	62,167
Ending Fair Value	$495,508	$168,347	$621,573	$1,285,428

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior RMBS.

(2)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

At December 31, 2015, our residential securities (as a percentage of their current market value) consisted of fixed-rate assets (67%), adjustable-rate assets (15%), and hybrid assets that reset within the next year (18%).

The following table presents real estate securities at December 31, 2015 and December 31, 2014, categorized by portfolio vintage (the years the securities were issued), by priority of cash flows (senior, re-REMIC, and subordinate), and by quality of underlying loans (prime and non-prime).
Table 22 – Securities by Vintage and as a Percentage of Total Securities

	Sequoia Securities 2012-2015	Third-party Securities			Total	% of Total Securities
December 31, 2015		2012-2015	2006-2008	2005 & Earlier
(In Thousands)
Senior
Prime	$51,563	$—	$36,358	$174,635	$262,556	26%
Non-prime	—	—	133	73,906	74,039	7%
Total Senior	51,563	—	36,491	248,541	336,595	33%
Re-REMIC	—	—	108,594	56,470	165,064	16%
Subordinate					—
Prime Mezzanine (1)	185,993	162,209	—	—	348,202	34%
Prime Subordinate (2)	96,849	48,605	812	32,044	178,310	17%
Total Subordinate	282,842	210,814	812	32,044	526,512	51%
Total Securities	$334,405	$210,814	$145,897	$337,055	$1,028,171	100%

	Sequoia Securities 2012-2014	Third-party Securities			Total	% of Total Securities
December 31, 2014		2012-2014	2006-2008	2005 & Earlier
(In Thousands)
Senior
Prime	$—	$—	$63,950	$243,863	$307,813	24%
Non-prime	—	—	4,273	183,422	187,695	15%
Total Senior	—	—	68,223	427,285	495,508	39%
Re-REMIC	—	—	108,369	59,978	168,347	13%
Subordinate					—
Prime Mezzanine (1)	371,706	77,132	—	—	448,838	35%
Prime Subordinate (2)	89,284	28,069	1,157	54,225	172,735	13%
Total Subordinate	460,990	105,201	1,157	54,225	621,573	48%
Total Securities	$460,990	$105,201	$177,749	$541,488	$1,285,428	100%

(1)	Prime mezzanine includes securities initially rated AA, A, and BBB and issued in 2012 or later.

(2)	Subordinate securities include less than $1 million of non-prime securities at both December 31, 2015 and December 31, 2014.

The following tables present the components of the interest income we earned on AFS securities for the years ended December 31, 2015, 2014, and 2013.
Table 23 – Interest Income — AFS Securities

Year Ended December 31, 2015					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$13,633	$17,650	$31,283	$385,072	3.54%	4.58%	8.12%
Re-REMIC	8,648	9,200	17,848	104,414	8.28%	8.81%	17.09%
Subordinate
Mezzanine	11,466	3,519	14,985	283,049	4.05%	1.24%	5.29%
Subordinate	9,238	6,481	15,719	114,431	8.07%	5.66%	13.74%
Total AFS Securities	$42,985	$36,850	$79,835	$886,966	4.85%	4.15%	9.00%

Year Ended December 31, 2014					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$22,894	$25,554	$48,448	$676,399	3.38%	3.78%	7.16%
Re-REMIC	10,481	6,246	16,727	111,590	9.39%	5.60%	14.99%
Subordinate
Mezzanine	16,976	3,876	20,852	411,119	4.13%	0.94%	5.07%
Subordinate	9,412	7,159	16,571	109,265	8.61%	6.55%	15.17%
Total AFS Securities	$59,763	$42,835	$102,598	$1,308,373	4.57%	3.27%	7.84%

Year Ended December 31, 2013					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$23,892	$20,887	$44,779	$566,620	4.22%	3.69%	7.90%
Re-REMIC	10,938	4,110	15,048	101,319	10.80%	4.06%	14.85%
Subordinate			—
Mezzanine	11,403	2,457	13,860	276,810	4.12%	0.89%	5.01%
Subordinate	9,758	7,464	17,222	91,232	10.70%	8.18%	18.88%
Total AFS Securities	$55,991	$34,918	$90,909	$1,035,981	5.40%	3.37%	8.78%

The following tables present the components of carrying value at December 31, 2015 and December 31, 2014 for our AFS residential securities.
Table 24 – Carrying Value of AFS Securities

December 31, 2015	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$293,196	$189,782	$490,249	$973,227
Credit reserve	(6,406)	(10,332)	(32,131)	(48,869)
Unamortized discount, net	(30,474)	(71,670)	(134,963)	(237,107)
Amortized cost	256,316	107,780	323,155	687,251
Gross unrealized gains	26,512	57,284	63,205	147,001
Gross unrealized losses	(3,577)	—	(1,430)	(5,007)
Carrying Value	$279,251	$165,064	$384,930	$829,245

December 31, 2014	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$507,831	$195,098	$742,150	$1,445,079
Credit reserve	(13,304)	(15,202)	(41,561)	(70,067)
Unamortized discount, net	(66,273)	(79,611)	(150,458)	(296,342)
Amortized cost	428,254	100,285	550,131	1,078,670
Gross unrealized gains	60,662	68,062	63,026	191,750
Gross unrealized losses	(1,359)	—	(1,437)	(2,796)
Carrying Value	$487,557	$168,347	$611,720	$1,267,624
At December 31, 2015, credit reserves for our AFS securities totaled $49 million, or 5.0% of the principal balance of our residential securities, down from $70 million, or 4.8%, at December 31, 2014. The decrease in the credit reserve primarily resulted from realized credit losses, as well as a transfer of credit reserves to accretable unamortized discount, and the realization of gains from sales during 2015. Release of credit reserves to accretable discount were primarily based on sustained improvements in the overall credit performance of loans underlying our securities that reduced our estimate of future losses on these loans. Accretable unamortized discounts are recognized into income prospectively over the remaining life of the associated loans. During the years ended December 31, 2015 and 2014, realized credit losses on our residential securities totaled $9 million and $12 million, respectively.
Senior Securities
The fair value of our senior AFS securities was equal to 95% of their principal balance at December 31, 2015, and the amortized cost was equal to 87% of the principal balance. We expect future losses will extinguish a portion of the outstanding principal of these AFS securities, as reflected by the $6 million of credit reserves we have provided for on the $293 million principal balance of these securities. In addition, the fair value of our senior securities in this segment accounted for as trading securities was $57 million at December 31, 2015.
Re-REMIC Securities
Our re-REMIC portfolio consists primarily of prime residential senior securities that were pooled and re-securitized in 2009 and 2010 by third parties to create two-tranche structures. We own support (or subordinate) securities within those structures. The fair value of our re-REMIC AFS securities was equal to 87% of the principal balance of the portfolio at December 31, 2015, while our amortized cost was equal to 57% of the principal balance. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $10 million of credit reserves we have provided for on the $190 million principal balance of these securities.

Subordinate Securities
The fair value of our subordinate AFS securities was equal to 79% of the principal balance at December 31, 2015, and the amortized cost was equal to 66% of the principal balance. Credit losses totaled $5 million in our residential subordinate portfolio during 2015, as compared to $8 million of losses during 2014. We expect future losses will extinguish a portion of the outstanding principal of these securities, as reflected by the $32 million of credit reserves we have provided for on the $490 million principal balance of those securities. The fair value of our subordinate securities in this segment accounted for as trading securities was $142 million as of December 31, 2015.
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
The following table provides the activity for MSRs by portfolio for the years ended December 31, 2015 and 2014.
Table 25 – MSR Activity by Portfolio

	Years Ended December 31,
	2015			2014
(In Thousands)	Jumbo	Conforming	Total MSRs	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$57,992	$81,301	$139,293	$61,493	$3,331	$64,824
Additions
MSRs retained from Sequoia securitizations	8,202	—	8,202	8,518	—	8,518
MSRs retained from third-party loan sales	352	55,954	56,306	488	38,995	39,483
Purchased MSRs	—	30,773	30,773	—	47,549	47,549
Sold MSRs	(132)	(18,074)	(18,206)	—	—	—
Market valuation adjustments	(8,276)	(16,116)	(24,392)	(12,507)	(8,574)	(21,081)
Balance at End of Period	$58,138	$133,838	$191,976	$57,992	$81,301	$139,293

The following table presents characteristics of the loans associated with our MSR investments at December 31, 2015.
Table 26 – Characteristics of MSR Investments Portfolio

	December 31, 2015
(Dollars In Thousands)	Jumbo	Conforming	Total
Unpaid principal balance	$5,705,939	12,560,533	$18,266,472
Fair value of MSRs	$58,138	$133,838	$191,976
MSR values as percent of unpaid principal balance	1.02%	1.07%	1.05%
Gross cash yield (1)	0.27%	0.22%	0.27%
Number of loans	8,131	53,329	61,460
Average loan size	$702	$235	$319
Average coupon	3.98%	3.86%	3.88%
Average loan age (months)	28	13	17
Average original loan-to-value	68%	73%	71%
Average original FICO score	771	760	763
60+ day delinquencies	0.05%	0.06%	0.06%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended December 31, 2015, by the weighted average notional balance of loans associated with MSRs we owned during that period.

As of December 31, 2015, nearly all of our MSRs were comprised of base MSRs and we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. As of December 31, 2015, the weighted average servicing fee rate on our jumbo MSRs was 0.25% and on our conforming MSRs was 0.25%. At December 31, 2015, we had less than $1 million of servicer advances outstanding related to our MSRs, which are presented in other assets on our consolidated balance sheets.

Commercial Mortgage Banking and Investments Segment
The following table presents the components of segment contribution for the commercial mortgage banking and investments segment for the years ended December 31, 2015 and 2014.
Table 27 – Commercial Mortgage Banking and Investments Segment Contribution

	Years Ended December 31,			Changes
(In Thousands)	2015	2014	2013	'15/'14	'14/'13
Interest income	$46,933	$47,567	$43,420	$(634)	$4,147
Interest expense	(13,809)	(15,836)	(12,677)	2,027	(3,159)
Net interest income	33,124	31,731	30,743	1,393	988
Reversal of (provision for) loan losses	355	(84)	(3,288)	439	3,204
Mortgage banking activities, net (1)	2,704	13,440	23,311	(10,736)	(9,871)
Direct operating expenses	(11,331)	(11,324)	(9,579)	(7)	(1,745)
Segment contribution before income taxes	24,852	33,763	41,187	(8,911)	(7,424)
(Provision for) benefit from income taxes	1,452	(234)	(3,827)	1,686	3,593
Total Segment Contribution	$26,304	$33,529	$37,360	$(7,225)	$(3,831)

(1)	For the year ended December 31, 2013, mortgage banking activities, net included $0.2 million of net realized gains.

The following table presents commercial loan activity during the years ended December 31, 2015 and 2014.
Table 28 – Commercial Loans — Activity

	Years Ended December 31,
	2015		2014
(In Thousands)	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Balance at beginning of period	$166,234	$400,693	$89,111	$343,344
Originations/acquisitions	617,518	22,218	903,500	87,001
Sales	(754,691)	—	(807,809)	—
Transfers between portfolios (1)	—	—	(37,631)	37,631
Principal repayments	(185)	(57,496)	(584)	(71,045)
Discount amortization	—	747	—	671
Provision for loan losses	—	355	—	(84)
Changes in fair value, net	10,265	(3,011)	19,647	3,175
Balance at End of Period	$39,141	$363,506	$166,234	$400,693

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

Overview
The $7 million decline in segment contribution from commercial mortgage banking and investments during 2015 was primarily due to lower income from mortgage banking activities that resulted from lower origination volume and profit margins during 2015. Within this segment, commercial mortgage banking activities are performed at a taxable REIT subsidiary of ours, whereas our commercial investments are held at the REIT. As such, income taxes allocated to this segment are primarily affected by the amount of commercial mortgage banking income earned each period.
On February 9, 2016, we announced that we are repositioning our commercial business and will discontinue commercial loan originations. Additional information on this restructuring and the impact to our business is discussed in the Capital, Liquidity, and Investments portion of the Introduction section of this MD&A.
Net Interest Income
Net interest income from our commercial mortgage banking and investments segment is primarily generated from our commercial investments portfolio, which is comprised of mezzanine and other subordinate commercial loans, as well as from the senior loans we originate and hold for sale to third-party CMBS aggregators. The following table presents net interest income from each of these portfolios for the years ended December 31, 2015, 2014, and 2013.
Table 29 Commercial Loans - Net Interest Income

	Years Ended December 31,			Changes
(In Thousands)	2015	2014	2013	'15/'14	'14/'13
Loans held-for-sale	$2,404	$4,324	$334	$(1,920)	$3,990
Loans held-for-investment	30,720	27,407	30,409	3,313	(3,002)
Net interest income	$33,124	$31,731	$30,743	$1,393	$988

The $1 million increase in net interest income during 2015 was primarily due to non-recurring yield maintenance payments that were received from loan prepayments in 2015. Interest income from commercial loans held-for-investment included $4 million, $2 million, and $3 million of yield maintenance payments from loan prepayments in 2015, 2014, and 2013, respectively. This increase was offset by lower interest income from loans held-for-sale, due to a lower average balance of loans in 2015, as compared to 2014. The $1 million increase in net interest income in 2014, as compared to 2013, was primarily due to a higher average balance of loans held-for-sale in 2014.
Mortgage Banking Activities, Net
Income from commercial mortgage banking activities includes changes in the fair value of commercial loans held-for-sale and of derivatives used to hedge these loans while they are being accumulated for sale to the CMBS market. The following table presents the components of commercial mortgage banking activities, net for the years ended December 31, 2015, 2014, and 2013.
Table 30 – Components of Commercial Mortgage Banking Activities, Net

	Years Ended December 31,			Changes
(In Thousands)	2015	2014	2013	'15/'14	'14/'13
Changes in fair value of:
Commercial loans held-for sale	$10,265	$20,789	$8,694	$(10,524)	$12,095
Risk management derivatives	(8,011)	(7,890)	3,376	(121)	(11,266)
Net gains on commercial loan sales (1)	—	—	11,031	—	(11,031)
Other fee income	450	541	—	(91)	541
Total Mortgage Banking Activities, Net	$2,704	$13,440	$23,101	$(10,736)	$(9,661)

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

The decreases in commercial mortgage banking activities in 2015 and 2014 were primarily due to lower loan sale profit margins experienced in each consecutive year, as well as lower loan origination volumes in 2015 as compared to 2014.
Commercial Investment Portfolio
Our commercial investment portfolio is comprised of mezzanine and other subordinate loans that we originated and hold for investment. The carrying value of our held-for-investment commercial loans decreased during 2015, as principal payments outpaced originations. Excluding $63 million of senior A-notes that are classified as held-for-investment, the carrying value of loans in this portfolio was $300 million at December 31, 2015 and $334 million at December 31, 2014. Although we sold the A-notes in prior years, they did not meet the criteria for sale treatment under GAAP and we recorded the transfers of the loans as secured borrowings.
During 2015, we originated six mezzanine loans totaling $22 million, as compared to 16 loans for $57 million in 2014. At December 31, 2015, this portfolio included non-securitized loans with a carrying value of $134 million and loans with a carrying value of $166 million that are included in our Commercial Securitization with $53 million of associated ABS issued. At December 31, 2015, we had borrowings of $60 million under a short-term debt facility secured by commercial loans held-for-investment with an unpaid principal balance of $135 million.

The following table presents the characteristics of our commercial loans held-for-investment at December 31, 2015.
Table 31 – Characteristics of Commercial Loans Held-for-Investment

December 31, 2015	Number of Loans	Average Loan Size	Principal Balance	Percent of Total Principal	Weighted Average DSCR (1)	Weighted Average LTV (2)
(Dollars In Thousands)
Office	12	$7,166	$85,987	28%	1.22	77%
Multi-family	23	3,352	77,090	25%	1.31	79%
Hospitality	10	6,178	61,781	20%	1.37	67%
Retail	11	5,211	57,324	18%	1.18	77%
Self-storage	3	6,330	18,989	6%	1.39	75%
Other	4	2,596	10,382	3%	1.43	76%
Total	63	$4,945	$311,553	100%	1.28	75%

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
On average, our commercial held-for-investment loans have a maturity of more than five years, and an unlevered yield of approximately 10% per annum, exclusive of provisions for loan losses.
At both December 31, 2015 and December 31, 2014, we had an allowance for loan losses of $7 million. The allowance for loan losses represented 2.3% and 2.2% of the recorded investment of our commercial loans held-for-investment at amortized cost at December 31, 2015 and December 31, 2014, respectively. During the year ended December 31, 2015, we did not have any charge-offs and recorded less than $1 million of net reversals of provisions for loan losses related to our commercial investments portfolio. During the year ended December 31, 2014, we did not have any charge-offs and recorded less than $1 million of provisions for loan losses related to our commercial investments portfolio.
At December 31, 2015, we had no loans designated as impaired and had three loans with a carrying value of $33 million on our watch-list. At December 31, 2015, the loans on our watch-list were current on all payments and we continue to believe we will receive all amounts due according to the contractual terms of the loans. However, in our judgment, certain conditions warrant specific attention going forward. Improvements in these conditions would result in the assets being upgraded back to pass status and deterioration could warrant further downgrades and potential evaluation for impairment.
The following table details principal balances for these loans by geographic concentration at December 31, 2015.
Table 32 – Geographic Concentration of Commercial Loans Held-for-Investment at Amortized Cost

Geographic Concentration (by Principal)	December 31, 2015
California	22%
New York	19%
Florida	10%
Michigan	10%
Texas	5%
Tennessee	5%
Washington	4%
Delaware	3%
Other states (none greater than 3%)	22%
Total	100%

Results of Consolidated Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. Prior to January 1, 2015, we accounted for the loans and ABS issued from these consolidated Sequoia entities at amortized historical cost and the carrying value of our investments in these entities, which was $64 million at December 31, 2014, reflected the historical book value of our retained investments in these entities rather than their current economic value.  As discussed in Note 3 to our financial statements in Part II, Item 8 of this Annual Report on Form 10-K, we elected to early adopt ASU 2014-13 on January 1, 2015. In accordance with this new guidance, we began to record the assets and liabilities of the consolidated Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations. As of December 31, 2015, the estimated fair value of our investments in the consolidated Sequoia entities was $31 million.
The following tables present the consolidated statements of income for the years ended December 31, 2015, 2014, and 2013 and the balance sheets of the consolidated Sequoia entities as of December 31, 2015 and December 31, 2014. All amounts in the consolidated statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 33 – Consolidated Sequoia Entities Statements of Income

	Years Ended December 31,			Changes
(In Thousands)	2015	2014	2013	'15/'14	'14/'13
Interest income	$24,814	$25,786	$33,663	$(972)	$(7,877)
Interest expense	(15,646)	(20,844)	(25,876)	5,198	5,032
Net interest income	9,168	4,942	7,787	4,226	(2,845)
Reversal of provision for loan losses	—	(877)	(1,449)	877	572
Investing activities, net	(1,192)	(894)	(613)	(298)	(281)
Realized gains	—	1,701	284	(1,701)	1,417
Operating expenses	—	(165)	(231)	165	66
Net Income from Consolidated Sequoia Entities	$7,976	$4,707	$5,778	$3,269	$(1,071)
Table 34 – Consolidated Sequoia Entities Balance Sheets

(In Thousands)	December 31, 2015	December 31, 2014
Residential loans held for investment, at fair value (1)	$1,021,870	$1,474,386
Other assets	6,254	7,589
Total Assets	$1,028,124	$1,481,975
Other liabilities	$655	$981
Asset-backed securities issued, at fair value(1)	996,820	1,416,762
Total liabilities	997,475	1,417,743
Equity (fair value of Redwood's retained investments in entities)	30,649	64,232
Total Liabilities and Equity	$1,028,124	$1,481,975

(1)
On January 1, 2015, we adopted ASU 2014-13 and began to account for residential loans held-for-investment and asset backed securities issued at consolidated Sequoia entities at fair value. At December 31, 2014, amounts presented in residential loans held-for-investment and asset-based securities issued are at historical cost. See Note 3 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

During the fourth quarter of 2015, we exercised our rights to call three consolidated Sequoia entities. Upon calling the securitizations, we purchased the loans remaining in each securitization at par, the debt at the entities was repaid, and the entities were dissolved. As a result of these transactions, our net economic investment in the remaining consolidated Sequoia entities was reduced to $31 million at December 31, 2015.

Net Interest Income at Consolidated Sequoia Entities
The $4 million increase in net interest income in 2015 was primarily due to lower interest expense during 2015, as paydowns of loans at consolidated Sequoia entities resulted in a decrease in outstanding ABS issued. Interest income remained relatively consistent in both periods, despite a lower average loan balance during 2015, resulting from premium amortization that was recorded during 2014.  As a result of the adoption of ASU 2014-13 on January 1, 2015, all unamortized premium was eliminated and did not affect interest income in 2015.
The $3 million decrease in net interest income in 2014 as compared to 2013 was primarily due to a lower average balance of loans outstanding at consolidated Sequoia entities in 2014, resulting from continued loan paydowns.
Loan Loss Provision at Consolidated Sequoia Entities
Upon adoption of ASU 2014-13 on January 1, 2015, we eliminated the allowance for losses associated with residential loans at consolidated Sequoia entities, as we now account for these loans at fair value.
Investment Activities, net at Consolidated Sequoia Entities

Investment activities, net at consolidated Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities.  In accordance with ASU 2014-13, we estimate the fair value of the ABS issued by the entities, as well as our retained investments in the entities (predominantly subordinate and interest only securities), and use that combined amount to determine the value of the assets of the entities.  As such, the periodic change in the fair value of the consolidated assets and liabilities, represents the change in value of our retained investments in consolidated Sequoia entities.
Residential Loans at Consolidated Sequoia Entities
The following table provides details of residential loan activity at consolidated Sequoia entities for the years ended December 31, 2015 and 2014.
Table 35 – Residential Loans at Consolidated Sequoia Entities — Activity

	Years Ended December 31,
(In Thousands)	2015	2014
Balance at beginning of period	$1,474,386	$1,762,167
ASU 2014-13 election adjustment	(103,649)	—
Adjusted beginning balance	1,370,737	1,762,167
Principal repayments	(258,876)	(278,902)
Charge-offs, net	—	4,965
Premium amortization	—	(4,280)
Transfers to REO	(5,792)	(8,687)
Transfers between portfolios	(91,622)	—
Provision for loan losses	—	(877)
Changes in fair value, net	7,423	—
Balance at End of Period	$1,021,870	$1,474,386

Characteristics of Loans at Consolidated Sequoia Entities
The following table highlights unpaid principal balances for loans at consolidated Sequoia entities by product type at December 31, 2015.
Table 36 – Characteristics of Loans at Consolidated Sequoia Entities

December 31, 2015
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
First Lien
ARM	$1,093,113	1.66%
Hybrid (1)	20,827	2.77%
Second Lien
ARM	8,475	2.75%
Total Outstanding Principal	$1,122,415

(1)	All of these loans have reached the initial interest rate reset date and are currently adjustable rate mortgages.
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise nearly all of the loans in the consolidated Sequoia entities and were primarily originated in 2005 or prior. For outstanding loans at consolidated Sequoia entities at December 31, 2015, the weighted average FICO score of borrowers backing these loans was 729 (at origination) and the weighted average original LTV ratio was 66% (at origination). At December 31, 2015 and December 31, 2014, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $59 million and $70 million, respectively, and the unpaid principal balance of loans in foreclosure was $32 million and $39 million, respectively.
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the years ended December 31, 2015, 2014, and 2013. For each of these periods, we had no undistributed REIT taxable income.
Table 37 – Taxable Income

	Years Ended December 31,
(In Thousands)	2015 est. (1)	2014	2013
REIT taxable income	$85,292	$63,989	$72,429
Taxable REIT subsidiary income (loss)	(41,546)	(18,242)	16,978
Total taxable income	$43,746	$45,747	$89,407
Distributions to shareholders	$92,493	$92,935	$92,005

REIT taxable income per share	$1.05	$0.77	$0.88
Total taxable income per share	$0.55	$0.55	$1.09

(1)	Our tax results for the year ended December 31, 2015 are estimates until we file tax returns for 2015.

Tax Provision for GAAP
For the year ended December 31, 2015, we recorded a tax benefit for GAAP of $10 million compared to a tax provision of $1 million for the year ended December 31, 2014. Our tax provision or benefit is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. Therefore, the reduction of our tax provision into a tax benefit year-over-year was primarily the result of GAAP losses generated from residential and commercial mortgage banking operations at our TRS in 2015 compared to GAAP income in 2014. Nearly all of the tax benefit represents a future tax benefit while only a minimal amount represents a current corporate level tax liability that will be paid for 2015. We are currently benefiting from favorable timing differences between when income associated with our mortgage banking activities is recognized for GAAP purposes versus when it is recognized for tax purposes, thus deferring a significant portion of the tax liability on that income. The income earned at our TRS will not affect the tax characterization of our 2015 dividends.
The tax benefit for GAAP for 2015 would have been $5 million higher, if we had not recorded a valuation allowance against our federal net deferred tax assets. As we are uncertain about our ability to generate sufficient taxable income or capital gains in future periods needed to utilize net deferred tax assets beyond the reversal of our deferred tax liabilities, we recorded a full valuation allowance.
Taxable Income Distribution Requirement
As a REIT, we are required to distribute at least 90% of our taxable income, after the application of federal net operating loss carryforwards (“NOLs”), to our shareholders. For 2015, our estimated REIT taxable income of $85 million was more than our available NOLs by $15 million, and therefore our minimum dividend distribution requirement was $14 million. The following table details our federal NOLs and capital loss carryforwards available as of December 31, 2015.
Table 38 - Federal Net Operating and Capital Loss Carryforwards

	Loss Carryforward Expiration by Period
	1 to 3	3 to 5	5 to 15	After 15
(In Thousands)	Years	Years	Years	Years	Total
REIT Loss Carryforwards
Net operating loss	$—	$—	$—	$(69,819)	$(69,819)
Capital loss	(169,948)	—	—	—	(169,948)
Total REIT Loss Carryforwards	$(169,948)	$—	$—	$(69,819)	$(239,767)

TRS Loss Carryforwards
Net operating loss	$—	$—	$—	$(96,849)	$(96,849)
Capital loss	(15,923)	(7,521)	—	—	(23,444)
Total TRS Loss Carryforwards	$(15,923)	$(7,521)	$—	$(96,849)	$(120,293)

As of December 31, 2015, we maintained $70 million of NOLs at the REIT level. In order to utilize these carryforwards, taxable income must exceed our dividend distributions. During 2015, we distributed $92 million to shareholders, which exceeded our estimated taxable income of $85 million. We do not expect to report any REIT taxable income on our 2015 federal income tax return after the application of a dividends paid deduction. As a result, we do not expect any of our federal NOLs at the REIT level to be utilized in 2015. Federal NOLs at the REIT level do not expire until 2029. Federal NOLs at the TRS level expire between 2030 and 2035.
Federal capital loss carryforwards of $170 million and $23 million at the REIT and TRS, respectively, will expire between 2016 and 2020. In order to utilize these carryforwards, the respective entities must recognize capital gains in excess of capital losses before the expiration dates. Utilization of capital loss carryforwards by the REIT reduces the REIT’s taxable income and distribution requirement. Capital loss carryforwards do not reduce the taxability of dividends to shareholders.

Tax Characteristics of Distributions to Shareholders
For the year ended December 31, 2015, we declared and distributed four regular quarterly dividends totaling $92 million ($1.12 per share). Under the federal income tax rules applicable to REITs, the taxable portion of any distribution to shareholders is determined by (i) taxable income of the REIT, exclusive of the dividends paid deduction and NOLs; and (ii) net capital gains recognized by the REIT, exclusive of capital loss carryforwards.
Our 2015 dividend distributions are expected to be characterized for income tax purposes as 100% ordinary income. Thus, we expect all $92 million of our 2015 dividend distributions to be characterized as ordinary income to shareholders, as the taxable income and net capital gains we generated in 2015 prior to the application of a dividends paid deduction, NOLs, and capital loss carryforwards in accordance with federal income tax rules, exceeded our 2015 distributions. While the REIT earned net capital gains in 2015, none of the 2015 dividend distributions are expected to be characterized as long-term capital gains. Under the federal income tax rules applicable to REITs, capital loss carryforwards offset the 2015 capital gains when determining the characterization of ordinary versus long-term capital gain dividend distributions.
In December 2015, our board of directors announced its intention to pay a regular dividend of $0.28 per share each quarter in 2016.
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
The tax basis in assets and liabilities at the REIT was $3.6 billion and $2.6 billion, respectively, at December 31, 2015. The GAAP basis in assets and liabilities at the REIT was $4.5 billion and $3.4 billion, respectively, at December 31, 2015. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.

The tables below reconcile our estimated total taxable income to our GAAP income for the years ended December 31, 2015, 2014, and 2013.
Table 39 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Year Ended December 31, 2015
(In Thousands, Except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$186,835	$40,990	$227,825	$259,432	$(31,607)
Interest expense	(43,875)	(35,955)	(79,830)	(95,883)	16,053
Net interest income	142,960	5,035	147,995	163,549	(15,554)
Reversal of provision for loan losses	—	—	—	355	(355)
Realized credit losses	(8,645)	—	(8,645)	—	(8,645)
Mortgage banking and investment activities, net	—	(27,912)	(27,912)	(10,385)	(17,527)
MSR income (loss), net	—	33,574	33,574	(3,922)	37,496
Operating expenses	(49,386)	(53,932)	(103,318)	(97,416)	(5,902)
Other income	403	1,771	2,174	3,192	(1,018)
Realized gains, net	—	—	—	36,369	(36,369)
Benefit from (provision for) income taxes	(40)	(82)	(122)	10,346	(10,468)
Net Income	$85,292	$(41,546)	$43,746	$102,088	$(58,342)

Income per share	$1.05	$(0.50)	$0.55	$1.18	$(0.63)

	Year Ended December 31, 2014
(In Thousands, Except per Share Data)	REIT	TRS	Total Tax	GAAP	Differences
Interest income	$164,136	$42,078	$206,214	$242,070	$(35,856)
Interest expense	(48,233)	(18,975)	(67,208)	(87,463)	20,255
Net interest income	115,903	23,103	139,006	154,607	(15,601)
Reversal of provision for loan losses	—	—	—	(961)	961
Realized credit losses	(6,734)	—	(6,734)	—	(6,734)
Mortgage banking and investment activities, net	—	3,498	3,498	24,792	(21,294)
MSR income (loss), net	—	15,763	15,763	(4,261)	20,024
Operating expenses	(45,122)	(52,313)	(97,435)	(90,123)	(7,312)
Other income (expense)	12	(8,231)	(8,219)	1,781	(10,000)
Realized gains, net	—	—	—	15,478	(15,478)
Benefit from (provision for) income taxes	(70)	(62)	(132)	(744)	612
Net Income	$63,989	$(18,242)	$45,747	$100,569	$(54,822)

Income per share	$0.77	$(0.22)	$0.55	$1.15	$(0.60)

	Year Ended December 31, 2013
(In Thousands, Except per Share Data)	REIT	TRS	Total Tax	GAAP	Differences
Interest income	$171,816	$37,501	$209,317	$226,156	$(16,839)
Interest expense	(42,878)	(12,221)	(55,099)	(80,971)	25,872
Net interest income	128,938	25,280	154,218	145,185	9,033
Reversal of provision for loan losses	—	—	—	(4,737)	4,737
Realized credit losses	(12,911)	—	(12,911)	—	(12,911)
Mortgage banking and investment activities, net	—	19,526	19,526	96,785	(77,259)
MSR income (loss), net	—	8,218	8,218	20,309	(12,091)
Operating expenses	(43,580)	(35,781)	(79,361)	(86,607)	7,246
Other expense	—	—	—	(12,000)	12,000
Realized gains, net	—	—	—	25,259	(25,259)
Provision for income taxes	(18)	(265)	(283)	(10,948)	10,665
Net Income	$72,429	$16,978	$89,407	$173,246	$(83,839)

Income per share	$0.88	$0.21	$1.09	$1.94	$(0.85)
Potential Taxable Income Volatility
We expect period-to-period estimated taxable income volatility for a variety of reasons, including those described below.
Credit Losses on Securities and Loans
To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete the portion of the purchase discount we expect to realize into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At December 31, 2015, the cumulative difference between the GAAP and tax amortized cost basis of our residential securities (excluding our investments in our consolidated securitization entities and IO securities) was $15 million.
As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. We anticipate that credit losses will continue to be a meaningful, but declining, factor for determining taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $23 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At December 31, 2015, for GAAP we had a designated credit reserve of $49 million on our securities, and an allowance for loan losses of $7 million for our consolidated commercial loans.
Our estimated total taxable income for the year ended December 31, 2015 included $9 million in realized credit losses on investments. This compared to taxable income for the year ended December 31, 2014 that included $7 million in realized credit losses on investments. Taxable income for the year ended December 31, 2013 included $13 million in realized credit losses on investments.

Recognition of Gains and Losses on Sale
Since the computation of amortization and impairments on assets may differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At December 31, 2015, the REIT had an estimated $170 million in federal capital loss carryforwards that can be used to offset future capital gains over the next two years. Since our intention is to generally make long-term investments, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carryforwards. At December 31, 2015, we had an estimated $23 million in federal capital loss carryforwards at the TRS level. While we anticipate selling appreciated securities within the capital loss carryforward period, it is unlikely that the TRS will benefit from all of the capital loss carryforwards. As such, a valuation allowance was recorded against a portion of the corresponding deferred tax asset. However, our estimate could change in future periods and, to the extent we expect to utilize the capital loss carryforwards, we could record additional tax expense or benefit for GAAP.
Prepayments on Securities
We have retained certain IO securities since the time they were issued from Sequoia securitizations we sponsored. Our tax basis in these securities was $35 million at December 31, 2015, which includes a tax basis of $28 million for IOs retained from securitizations completed in 2010 and later. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. Currently, our tax basis is now below the fair values for these IOs in the aggregate. If a Sequoia securitization is called, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.
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

In addition, since the timing of distributions of deferred stock units, performance stock units, or cash out of the Executive Deferred Compensation Plan is based on employees' deferral elections, it can be difficult to project when the tax expense will occur.

Mortgage Servicing Rights
For GAAP purposes, we recognize MSRs through the direct acquisition of servicing rights from third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently sold to non-consolidated securitization entities or to third parties. For tax purposes, basis in our MSR assets is recognized through the direct acquisition of servicing rights from third parties, or to the extent that a retained MSR entitles us to receive a servicing fee in excess of so-called normal servicing (or the right to receive reasonable compensation for services to be performed under the mortgage serving contract). Tax basis in our normal MSR assets is not recognized when MSRs are retained from sales of loans to non-consolidated securitization entities or to third parties, thereby creating a favorable temporary GAAP to tax difference from sale of the loans. For the year ended December 31, 2015, we retained $67 million of MSRs from jumbo and conforming loan sales for which no tax basis was recognized. Additionally, in 2015, we purchased $31 million of MSRs associated with conforming loans where the initial tax basis was equal to the purchase price. No other tax basis in our MSR assets was recognized in 2015.
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
Periodic changes in the market values of MSRs are recorded through the income statement for GAAP purposes, but not for tax purposes. Only when MSRs are sold will a tax gain or loss be recognized. As tax basis is not recognized for retained MSRs and the rules for writing-off tax basis of purchased MSRs are restrictive, the tax gain from the sale of MSRs can be substantial. For the year ended December 31, 2015, we recognized a tax gain of $18 million from the sale of MSRs. Future sales of MSRs could result in significant tax gains.

LIQUIDITY AND CAPITAL RESOURCES
Summary
At December 31, 2015, we held $220 million in cash. Our principal sources of cash consist of borrowings under mortgage loan warehouse facilities, securities repurchase agreements, our FHLB-member subsidiary’s borrowing facility with the FHLBC, payments of principal and interest we receive on our residential and commercial investments portfolio, and cash generated from our operating activities. Our most significant uses of cash are to purchase mortgage loans for our mortgage banking operations, to fund investments in residential and commercial loans, to repay principal and interest on our warehouse facilities, repurchase agreements, and long-term debt, to purchase investment securities, to make dividend payments on our capital stock, and to fund our operations.
Our total capital was $1.78 billion at December 31, 2015, and included $1.15 billion of equity capital and $633 million of the total $2.04 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $205 million of exchangeable debt due in 2019.
Additional information on our liquidity and capital resources is included in the Capital, Liquidity, and Investments portion of the Introduction to this MD&A.
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. During the year ended December 31, 2015, there were approximately 6.5 million shares repurchased pursuant to this authorization. At December 31, 2015, approximately $11 million of this authorization remained available for the repurchases of shares of our common stock. During the first quarter of 2016, we repurchased shares representing the remaining $11 million under this repurchase authorization.
In February 2016, our Board of Directors approved an additional authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. Our repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

While we believe our current investment capacity is sufficient to fund our currently content plated investment activities, we may raise capital from time-to-time to make long-term investments or for other purposes. To the extent we seek additional capital to fund our operations and investment activities, our approach to raising capital will continue to be based on what we believe to be in the best long-term interests of shareholders. Any future capital raising transaction could include the issuance of debt or equity securities under the shelf registration statement we currently have on file with the SEC or the issuance of similar or other types of securities in public or private offerings.
We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring debt under residential and commercial loan warehouse facilities, securities repurchase facilities, and other short- and long-term debt facilities and other risks relating to our use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Debt Incurred under Short-and Long-Term Borrowing Facilities" and in Part I, Item 1A - Risk Factors of this Annual Report on Form 10-K.
Cash Flows and Liquidity for the Year Ended December 31, 2015
Cash flows from our residential and commercial mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in credit losses, prepayments, and interest rates. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $1.25 billion in 2015. This amount was negative primarily due to the inclusion of the net cash utilized during the year from the purchase and sale of residential and commercial mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase and sale of loans initially classified as held-for-sale, cash flows from operating activities were negative $46 million in 2015. Additionally, cash flows from operations during 2015 were reduced by the purchase of $24 million of FHLBC stock in 2015.  Under our FHLB-member subsidiary’s borrowing agreement with the FHLBC, it must purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances.
Cash Flows from Investing Activities
During 2015, our net cash provided by investing activities was $863 million and primarily resulted from principal payments on loans held-for-investment at our consolidated Sequoia entities as well as principal payments from, and proceeds from sales of, real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any. Because many of our investment securities are financed through repurchase agreements, a significant portion of the proceeds from any sales of our investment securities would generally be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from prepayments and scheduled amortization in respect of our investment in securities would also generally be used to repay balances under these financing sources.
During 2015, we had net transfers of residential loans with a carrying value of $1.56 billion from held-for-sale to held-for-investment, and retained MSRs with a carrying value of $65 million and securities with a carrying value of $244 million from Sequoia securitizations of loans held-for-sale. These non-cash transactions were not included in cash flows from investing activities. In addition, in accordance with GAAP, cash flows from loans initially classified as held-for-sale and subsequently reclassified to held-for-investment, are presented in cash flows from operating activities.
Cash Flows from Financing Activities

During 2015, our net cash provided by financing activities was $337 million. This primarily resulted from $985 million of net borrowings from the FHLBC that were used to finance residential loans held-for-investment. These financing proceeds were offset by $389 million of repayments of ABS issued, $86 million of cash utilized for stock repurchases, and $95 million of dividend payments, representing a dividend of $1.12 per share.
In December 2015, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2016. In February 2016, the Board of Directors declared a regular dividend of $0.28 per share for the first quarter of 2016, which is payable on March 31, 2016 to shareholders of record on March 16, 2016.

In accordance with the terms of outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.
Short-Term Debt
In the ordinary course of our business, we use recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans and the origination of commercial loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At December 31, 2015, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $0.95 billion (secured by residential loans with an aggregate fair value of $1.07 billion) and a total uncommitted borrowing limit of $1.40 billion. At December 31, 2015, we also had two short-term commercial loan warehouse facilities with a total outstanding debt balance of $74 million (secured by commercial loans with an aggregate fair value of $152 million). In addition, at December 31, 2015, we had an aggregate outstanding short-term debt balance of $694 million under nine securities repurchase facilities, which were secured by securities with a fair market value of $827 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $11 million) at December 31, 2015. In July, 2015 we elected not to renew one warehouse facility for residential loans held-for-sale, with an uncommitted borrowing capacity of $500 million.
At December 31, 2015, we had $1.86 billion of short-term debt outstanding. During 2015, the highest balance of our short-term debt outstanding was $2.17 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. Under this agreement, our subsidiary may incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans and residential mortgage-backed securities. This borrowing agreement is uncommitted, which means that any request we make to borrow funds may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under this agreement. During the year ended December 31, 2015, our FHLB-member subsidiary borrowed $985 million of new advances under this agreement.

At December 31, 2015, $1.48 billion of advances were outstanding under this agreement, of which $1.34 billion were classified as long-term debt, with a weighted average interest rate of 0.46% per annum and a weighted average maturity of nine years. FHLBC borrowings of $138 million are classified as short-term debt as these borrowings were due within 12 months as of December 31, 2015. At December 31, 2015, accrued interest payable on these borrowings was $0.6 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $1.68 billion at December 31, 2015. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At December 31, 2015, our subsidiary held $34 million of FHLBC stock that is included in other assets in our consolidated balance sheets.
Under current Federal Housing Finance Agency rules, amounts outstanding under our FHLB-member subsidiary’s borrowing facility are permitted to remain outstanding until their scheduled maturity, however our subsidiary may not be able to obtain additional borrowings or increases to its borrowing capacity. As of February 19, 2016, $2.0 billion of advances were outstanding under this facility.
Convertible Notes
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on these exchangeable notes was 6.59% for the year ended December 31, 2015. At December 31, 2015, the accrued interest payable balance on this debt was $2 million.

In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on our convertible notes was 5.42% for the year ended December 31, 2015. At December 31, 2015, the accrued interest payable balance on this debt was $3 million.
Trust Preferred Securities and Subordinated Notes
At December 31, 2015, we had trust preferred securities and subordinated notes of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity.
Commercial Secured Borrowings
At December 31, 2015, we had commercial secured borrowings of $63 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We structured certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.
 Asset-Backed Securities
In July 2011, Redwood transferred $365 million of residential securities into the Residential Resecuritization in connection with the issuance of $245 million of ABS by the Residential Resecuritization to third parties. During the fourth quarter of 2015, the debt of the entity was repaid, the assets of the entity were distributed to us, and the entity was dissolved.
In November 2012, Redwood transferred $291 million (principal balance) of commercial loans into the Commercial Securitization in connection with the issuance of $172 million of ABS by the Commercial Securitization to third parties. At December 31, 2015, there were $166 million (carrying value) of commercial loans owned at the Commercial Securitization, which were funded with $53 million of ABS issued.

At December 31, 2015, there were $1.12 billion (principal balance) of loans owned at consolidated Sequoia securitization entities, which were funded with $1.11 billion (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsection titled "Results of Consolidated Sequoia Entities" in the Results of Operations section of this MD&A for additional details on these entities.
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
The following table presents our ratio of earnings to fixed charges for the each of the years ended December 31, 2015, 2014, 2013, 2012, and 2011.
Table 40 Ratio of Earnings to Fixed Charges

	Years Ended December 31,
	2015		2014		2013		2012		2011
Ratio of earnings to fixed charges	2.40	x	2.65	x	3.90	x	2.20	x	1.26	x

Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition of residential mortgage loans (including those we acquire in anticipation of sale or securitization), finance commercial mortgage loans (including those we originate in anticipation of sale or securitization), finance the other commercial debt investments we originate and acquire, and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc.

Residential Loan Warehouse Facilities. One source of our short-term debt financing is secured borrowings under residential loan warehouse facilities that, as of December 31, 2015, were in place with four different financial institution counterparties. Under these four warehouse facilities, we had an aggregate borrowing limit of $1.40 billion at December 31, 2015; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.
In order to obtain financing for a residential loan under these facilities, the loan must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the loan is not in a delinquent status. In addition, under these warehouse facilities, residential loans can only be financed for a maximum period, which period would not generally exceed 364 days. We generally intend to repay the short-term financing of a loan under one of these facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that loan, through the proceeds of other short-term borrowings, or with other equity or long-term debt capital. While a residential loan is financed under a warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional residential loans, in an amount at least equal to the decline in value. See further discussion below under the heading “-Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”

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
Under our residential loan warehouse facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (such as, for example, events of default triggered by one of the following: a change in control over Redwood, regulatory investigation or enforcement action against Redwood, Redwood’s failure to continue to qualify as a REIT for tax purposes, or Redwood’s failure to maintain the listing of its common stock on the New York Stock Exchange). Under a cross-default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if an event of default or similar event occurs under another borrowing or credit facility we maintain in excess of a specified amount. Under a judgment default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if a judgment for damages in excess of a specified amount is entered against us in any litigation and we are unable to promptly satisfy the judgment. Financial covenants included in these warehouse facilities are further described below under the heading “-Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”
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
Under these securities repurchase facilities, securities are financed for a fixed period, which would not generally exceed 90 days. We generally intend to repay the short-term financing of a security under one of these facilities through a renewal of that financing with the same counterparty, through a sale of the security, or with other equity or long-term debt capital. While a security is financed under a securities repurchase facility, to the extent the value of the security declines (which value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the security or meet a margin requirement to pledge additional collateral, such as cash or U.S. Treasury securities, in an amount at least equal to the decline in value. See further discussion below under the heading “-Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”
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
Under these securities repurchase facilities, securities are financed for a fixed period, which would not generally exceed 90 days. We generally intend to repay the short-term financing of a security under one of these facilities through a renewal of that financing with the same counterparty, through a sale of the security, or with other equity or long-term debt capital. While a security is financed under a securities repurchase facility, to the extent the value of the security declines (which value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the security or meet a margin requirement to pledge additional collateral, such as cash or U.S. Treasury securities, in an amount at least equal to the decline in value. See further discussion below under the heading “-Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”
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

Under our securities repurchase facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms (including of the type described above under the heading “-Residential Loan Warehouse Facilities”) that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (including of the type described above under the heading “-Residential Loan Warehouse Facilities”). Financial covenants included in our repurchase facilities are further described below under the heading “-Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”
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

Commercial Mortgage Loan Warehouse Facilities. Another source of short-term debt financing is secured borrowings under commercial loan warehouse facilities that are in place with financial institution counterparties. Under these warehouse facilities, we had an aggregate borrowing limit of $300 million at December 31, 2015; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for commercial loans is obtained under these facilities by our transfer of commercial loans to a special purpose entity which transfers them to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred commercial loans), and our covenant to reacquire those commercial loans from the counterparty for the same amount plus a financing charge. Other periodic payments are also due under these facilities.
In order to obtain financing for a commercial loan under these facilities, the commercial loan must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the commercial loan is not in a delinquent status. In addition, under these facilities, a commercial loan can only be financed for a maximum period, which period would not generally exceed 180 days. We generally intend to repay the short-term financing of a commercial loan under these facilities at or prior to the expiration of the financing term with the proceeds of a sale or securitization of that commercial loan, through the proceeds of other short-term borrowings, or with other equity or long-term debt capital. While a commercial loan is financed under these facilities, to the extent the market value of the commercial loan declines (which market value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the commercial loan or meet a margin requirement to pledge additional collateral, such as cash or additional commercial loans, in an amount at least equal to the decline in value. See further discussion below under the heading “-Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”
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
Under our commercial loan warehouse facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (including of the type described above under the heading “-Residential Loan Warehouse Facilities”). Financial covenants included in these warehouse facilities are further described below under the heading “-Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”

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

Other Short-Term Debt Facilities. We also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. This bank line of credit is an additional source of short-term financing for us. Similar to the uncommitted warehouse and securities repurchase facilities described herein, under this committed line we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. The margin call provisions and financial covenants included in this committed line are further described below under the headings “-Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing” and “-Financial Covenants Associated with Short-Term Debt and Other Debt Financing.” When we use this committed line to incur short-term debt we are exposed to the market, credit, liquidity, and other types of risks described above with respect to residential loan warehouse and securities repurchase facilities.
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
In order to obtain financing for a commercial debt investment under this facility, the commercial debt investment must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the commercial debt investment is not in a delinquent status. This facility has less than one year remaining of its original three-year term. We generally intend to repay the financing of a commercial debt investment under this facility at or prior to the expiration of the financing term with the proceeds of a securitization or other sale of that commercial debt investment, or with other equity or long-term debt capital. While a commercial debt investment is financed under this facility, to the extent the value of the commercial debt investment declines (which value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the commercial debt investment or meet a margin requirement to pledge additional collateral, such as cash or additional commercial debt investments, in an amount at least equal to the decline in value. See further discussion below under the heading “-Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”
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

Under our commercial debt investment repurchase facility, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. In particular, the terms of this facility include financial covenants, cross-default provisions, judgment default provisions, and other events of default (including of the type described above under the heading “-Residential Loan Warehouse Facilities”). Financial covenants included in our repurchase facilities are further described below under the heading “-Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”
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
FHLB Borrowing Facility. Our wholly-owned subsidiary, RWT Financial, LLC, is a party to a secured borrowing facility with the Federal Home Loan Bank of Chicago (“FHLBC”) that was put into place in July 2014. Borrowings under this facility, also referred to as “advances,” are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. Under current Federal Housing Finance Agency rules, amounts outstanding under our FHLB-member subsidiary’s borrowing facility are permitted to remain outstanding until their scheduled maturity, however our subsidiary may not be able to obtain additional borrowings or increases to its borrowing capacity. As of February 19, 2016, $2.0 billion of advances were outstanding under this facility.
Similar to the uncommitted warehouse and securities repurchase facilities described herein, under this facility we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility. In particular, the terms of this facility permit the acceleration of the amortization of amounts borrowed through the facility if the FHLBC determines, in its sole discretion, that our creditworthiness or the creditworthiness of our FHLB-member subsidiary does not meet the minimum requirements of the FHLBC. Outstanding amounts borrowed under this facility could become immediately due and payable if the FHLBC determines there has been a material adverse change in our financial condition, or that we have breached or otherwise not complied with the terms of the FHLBC’s credit policy. Additionally, the FHLBC may increase the required amount of collateral at any time as a result of a change in its credit policy or as a result of our credit deterioration, in which case we may be required to deliver additional collateral in the form of cash or other eligible collateral. Factors that may affect the FHLB’s judgment of our or our FHLB member subsidiary’s creditworthiness, financial condition, or compliance with its credit policy include, among other things, increases in levels of indebtedness, increases in debt-to-capital ratios, or decreases in stockholders’ equity. The margin call provisions and financial covenants included in this facility are further described below under the headings “-Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing” and “-Financial Covenants Associated with Short-Term Debt and Other Debt Financing.” When we use this facility to incur debt we are exposed to the market, credit, liquidity, and other types of risks described above with respect to residential loan warehouse and securities repurchase facilities.
Our access to financing under this facility is also subject to the risks described under the heading “Risk Factors - Recently adopted Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results” in Part I, Item 1A of this Annual Report on Form 10-K.
Financial Covenants Associated With Short-Term Debt and Other Debt Financing
Set forth below is a summary of the financial covenants associated with our short-term debt and other debt financing facilities.

•
Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established and, as of December 31, 2015, were in place with four different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at December 31, 2015, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

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

•
Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at December 31, 2015, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

•	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

•	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

•	Maintenance of a minimum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.

•
Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under commercial loan warehouse facilities that we have in place with financial institution counterparties. Financial covenants included in these facilities are as follows and at December 31, 2015, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

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

•
Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. Financial covenants included in this facility are as follows and at December 31, 2015, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

•	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

•	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

•	Maintenance of a minimum ratio of consolidated recourse indebtedness to stockholders’ equity at Redwood.

•
FHLB Borrowing Facility. As noted above, a wholly-owned subsidiary of ours, RWT Financial, also maintains a borrowing facility with the FHLBC, borrowings under which are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. Financial covenants included in this facility are as follows and at December 31, 2015, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

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
As noted above, at December 31, 2015, and through the date of this Annual Report on Form 10-K, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at December 31, 2015 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at December 31, 2015 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing

•
Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established and, as of December 31, 2015, were in place with four different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the twelve months ended December 31, 2015, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these warehouse facilities:

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

•
Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the twelve months ended December 31, 2015, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these repurchase facilities:

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

•
Commercial Mortgage Loan Warehouse Facility. As noted above, another source of our short-term debt financing is secured borrowings under commercial loan warehouse facilities we have in place with financial institution counterparties. These facilities includes the margin call provisions described below and during the twelve months ended December 31, 2015, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from the creditors under these facilities:

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

•
Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the twelve months ended December 31, 2015, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from this creditor under this line of credit:

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

•
Commercial Debt Investment Repurchase Facility. As noted above, one source of our debt financing is secured borrowings under a commercial debt investment repurchase facility we have established with a financial institution counterparty. This facility includes the margin call provisions described below during the twelve months ended December 31, 2015, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from the creditor under this facility:

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

•
FHLB Borrowing Facility. As noted above, a wholly-owned subsidiary of ours, RWT Financial, also maintains a borrowing facility with the FHLBC, borrowings under which are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. This facility includes the margin call provisions described below during the twelve months ended December 31, 2015, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from the creditor under this facility.

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
Contractual Obligations
The following table presents our contractual obligations and commitments at December 31, 2015, as well as the obligations of the securitization entities that we consolidate for financial reporting purposes.
Table 41 – Contractual Obligations and Commitments

December 31, 2015	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,717	$—	$—	$—	$1,717
Convertible notes	—	288	205	—	493
Anticipated interest payments on convertible notes	25	43	12	—	80
FHLBC borrowings	138	89	—	1,254	1,481
Anticipated interest payments on FHLBC borrowings	8	38	51	138	235
Other long-term debt	—	—	—	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	152	199
Accrued interest payable	8	—	—	—	8
Operating leases	3	5	2	—	10
Total Redwood Obligations and Commitments	$1,908	$482	$289	$1,684	$4,363
Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$—	$—	$—	$1,162	$1,162
Anticipated interest payments on ABS (3)	16	40	45	148	249
Accrued interest payable	1	—	—	—	1
Total Obligations of Entities Consolidated for Financial Reporting Purposes	17	40	45	1,310	1,412
Total Consolidated Obligations and Commitments	$1,925	$522	$334	$2,994	$5,775

(1)	Includes anticipated interest payments related to hedges.

(2)
All consolidated ABS issued are collateralized by real estate loans. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)
The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at December 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements is included in Note 2 — Basis of Presentation and Note 3 — Summary of Significant Accounting Policies included in Part II, Item 8 of this Annual Report on Form 10-K. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors.
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
Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value
Our residential and commercial loans held-for-sale on our consolidated balance sheet at December 31, 2015, were being held-for-sale or future securitization and were expected to be sold to third parties or non-consolidated securitization entities. At the time of purchase or origination, we typically elect the fair value option for these loans. Additionally, we have elected the fair value option for certain of our residential loans held-for-investment. For residential and commercial loans for which we have elected the fair value option, changes in fair values are recorded in mortgage banking and investment activities on our consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
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

Changes in Mortgage Banking Income
The amount of income that can be earned from mortgage banking activities is primarily dependent on the volume of loans we are able to acquire and any potential profit we earn upon the sale or securitization of these loans. Our ability to acquire loans and the volume of loans we acquire is dependent on many factors that are beyond our control, including general economic conditions and changes in interest rates, loan origination volumes industry-wide and at the sellers we purchase our loans from, increased regulation, and competition from other financial institutions. Our profitability from mortgage banking activities is also dependent on many factors, including our ability to effectively hedge certain risks related to changes in interest rates and other factors that are beyond our control, including changes in market credit risk pricing. Additionally, our income from mortgage banking activities is generally generated over the period from when we identify a loan for purchase until we subsequently sell or securitize the loan. This income may encompass positive or negative market valuation adjustments on loans, hedging gains or losses associated with related risk management activities, and any other related transaction expenses, and may be realized unevenly over the course of one or more quarters for financial reporting purposes. Additional factors that could impact our profitability are discussed in Part I, Item 1A - Risk Factors of this Annual Report on Form 10-K and below, under the headings “Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value” and “Changes in Fair Values of Derivative Financial Instruments.” Changes in the volumes of loans acquired or originated in connection with our mortgage banking activities and our profitability on these activities can have a significant effect on periodic income.

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

Changes in Loss Contingency Reserves
We may be exposed to various loss contingencies, including, without limitation, those described in Note 15 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish them when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. The establishment of a loss contingency reserve, the subsequent increase in a reserve or release of reserves previously established, or the recognition of a loss in excess of previously established reserves, can occur as a result of various factors and events that affect management’s opinion of whether the standard for establishing, increasing, or continuing to maintain, a reserve has been met. Changes in the loss contingency reserves can lead to significant GAAP earnings volatility each quarter.
Changes in Allowance for Loan Losses
For real estate loans classified as held-for-investment at amortized cost, we establish and maintain an allowance for loan losses based on our estimate of credit losses inherent in our loan portfolios at the reporting date. To calculate the allowance for loan losses, we assess inherent losses by determining loss factors (defaults, loss severities on default liquidations, and the timing of default liquidations) that can be specifically applied to each of the consolidated loans or pools of loans. Changes in our expectations or actual changes to defaults, loss severities and default timing can have a significant effect on periodic income.
Changes in Provision for Taxes
Our provision for income taxes is primarily the result of GAAP income or losses generated at our TRS.  Deferred tax assets/liabilities are generated by temporary differences in GAAP income and taxable income at our taxable subsidiaries and are a significant component of our GAAP provision for income taxes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider historical and projected future taxable income and capital gains as well as tax planning strategies in making this assessment. We determine the extent to which realization of this deferred asset is not assured and establish a valuation allowance accordingly. The estimate of net deferred tax assets and associated valuation allowances could change in future periods to the extent that actual or revised estimates of future taxable income during the carry-forward periods change from current expectations, causing volatility in GAAP earnings.

Market Risks
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed under the caption “Risk Factors” of this Annual Report on Form 10-K.
Other Risks
In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” of this Annual Report on Form 10-K.
NEW ACCOUNTING STANDARDS
If applicable, a discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks
We seek to manage risks inherent in our business - including but not limited to credit risk, interest rate risk, prepayment risk, inflation risk, and fair value and liquidity risk - in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. This section presents a general overview of these risks. Additional information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is further discussed in Part II, Item 7 of this Annual Report on Form 10-K.
Credit Risk
Integral to our business is assuming credit risk through our ownership of residential and commercial loans, securities and other investments as well as through our reliance on the creditworthiness of business counterparties. We believe the securities and loans we purchase are priced to generate an expected return that compensates us for the underlying credit risk associated with these investments. Nevertheless, there may be significant credit losses associated with these investments should they perform worse than we expect on a credit basis.
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
We may also own some securities backed by Alt-A quality loans (and, to a lesser degree, some backed by subprime loans) that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower-quality loans to have higher rates of delinquency and loss, and if such losses differ from our assumptions, we could incur credit losses. In addition, we may invest in riskier loan types with the potential for higher delinquencies and losses as compared to regular amortization loans, but believe these securities offer us the opportunity to generate attractive risk-adjusted returns as a result of attractive pricing and the manner in which these securitizations are structured. Nevertheless, there remains substantial uncertainty about the future performance of these assets.

Commercial Loans
The commercial loans we invest in are typically fixed-rate loans, the majority of which are interest-only loans that are generally subordinate to senior lien holders and are backed by a transaction sponsor or borrowing entity and are not directly secured by real property. In general, the loans we invest in require balloon payments at maturity. Consequently, we could be exposed to credit losses at the maturity of these loans if the borrower is unable to repay or refinance the borrowing with another third-party lender. The ability of the borrower to pay us back at maturity is primarily a function of the cash flows generated on the commercial property, as well as the general level of interest rates. If interest rates rise to an extent that the cash flows on the property are insufficient to cover a new loan that is sufficient to pay off our loan, we would be subject to credit losses at maturity.
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
We purchase residential and commercial loans from third parties, then sell or securitize these assets. We are exposed to interest rate risk during the “accumulation” period - the period from when we enter into agreements to purchase the loans with the intention of selling or securitizing them at a future date. Additionally, during 2015 our FHLB member subsidiary held residential loans for investment that are financed by the FHLBC, which also exposes us to interest rate risk. To mitigate this interest rate risk, we use derivative financial instruments for risk management purposes. We may also use derivative financial instruments in an effort to maintain a close match between pledged assets and debt. However, we generally do not attempt to completely hedge changes in interest rates, and at times, we may be subject to more interest rate risk than we generally desire in the long term. Changes in interest rates will have an impact on the values and cash flows of our assets and corresponding liabilities.
Prepayment Risk
Prepayment risks exist in many of the assets on our consolidated balance sheets. In general, discount securities benefit from faster prepayment rates on the underlying real estate loans while premium securities (such as IOs) and MSRs benefit from slower prepayments on the underlying loans. In addition, loans held-for-investment at premiums benefit from slower prepayment rates. We note that changes in residential loan prepayment rates could result in GAAP and tax earnings volatility.

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

Our consolidated financial statements are prepared in accordance with GAAP. Our activities and balance sheets are measured with reference to historical cost or fair value without considering inflation.
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

Quantitative Information on Market Risk
Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings and equity. To supplement the discussion above of the market risks we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheet at December 31, 2015. The table presents principal cash flows and related average interest rates by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) at December 31, 2015, was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2015
(Dollars in Thousands)		2016	2017	2018	2019	2020	Thereafter	Principal Balance	Fair Value
Interest rate sensitive assets
Securitized Residential Loans
Adjustable Rate	Principal	$205,822	$173,009	$150,782	$130,672	$113,487	$348,643	$1,122,415	$1,021,870
	Interest Rate	2.03%	2.47%	2.97%	3.25%	3.45%	3.58%
Unsecuritized Residential Loans
Held-for-sale
Adjustable Rate	Principal	5,258	—	—	—	—	—	5,258	5,042
	Interest Rate	2.54%	N/A	N/A	N/A	N/A	N/A
Fixed Rate	Principal	809,803	—	—	—	—	—	809,803	829,403
	Interest Rate	4.09%	N/A	N/A	N/A	N/A	N/A
Hybrid	Principal	276,457	—	—	—	—	—	276,457	281,460
	Interest Rate	3.31%	N/A	N/A	N/A	N/A	N/A
Held-for-Investment at Fair Value
Adjustable Rate	Principal	334	303	274	247	224	2,119	3,501	3,523
	Interest Rate	3.60%	4.10%	4.70%	5.00%	5.20%	5.39%
Fixed Rate	Principal	163,684	148,045	133,901	121,108	109,537	1,036,946	1,713,221	1,741,694
	Interest Rate	4.09%	4.09%	4.09%	4.09%	4.09%	4.09%
Hybrid	Principal	4,038	3,653	3,304	2,988	2,702	25,583	42,268	42,798
	Interest Rate	3.50%	3.50%	3.50%	4.93%	5.13%	5.32%
Residential Senior Securities
Adjustable Rate	Principal	4,387	3,766	3,200	2,724	2,325	11,459	27,859	27,017
	Interest Rate	2.25%	2.59%	2.90%	3.17%	3.37%	3.86%
Fixed Rate	Principal	49,303	43,262	37,712	27,848	23,588	108,635	290,347	319,830
	Interest Rate	3.54%	3.24%	3.64%	3.25%	3.26%	3.20%
Hybrid	Principal	36,794	30,282	24,054	19,056	15,525	71,034	192,153	186,755
	Interest Rate	2.92%	3.43%	3.66%	3.83%	4.01%	4.28%
Residential Re-REMIC Securities
Fixed Rate	Principal	2,176	6,546	6,438	7,950	37,130	8,193	68,435	57,152
	Interest Rate	5.85%	5.54%	5.88%	5.90%	5.92%	5.68%
Hybrid	Principal	7,554	14,318	17,976	14,262	53,282	13,955	121,347	107,912
	Interest Rate	2.83%	3.21%	3.69%	3.97%	4.23%	4.76%
Residential Subordinate Securities
Adjustable Rate	Principal	1,226	1,213	1,587	1,655	11,859	1,786	19,325	17,196
	Interest Rate	3.42%	4.04%	3.72%	3.79%	3.85%	3.78%
Fixed Rate	Principal	17,645	19,291	25,175	29,091	426,614	34,103	559,029	468,383
	Interest Rate	3.72%	4.48%	3.79%	3.82%	3.85%	3.93%
Hybrid	Principal	4,266	5,347	5,095	4,560	43,693	5,001	67,962	49,011
	Interest Rate	1.92%	3.38%	2.91%	3.16%	3.37%	3.88%

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2015
(Dollars in Thousands)		2016	2017	2018	2019	2020	Thereafter	Principal Balance	Fair Value
Interest rate sensitive assets (continued)
Commercial Loans Held-for-Investment
Fixed Rate	Principal	$50,609	$24,465	$47,414	$2,920	$422	$159,432	$285,262	$279,039
	Interest Rate	10.19%	10.16%	10.09%	9.85%	9.85%	9.85%
Adjustable Rate	Principal	21,785	—	—	—	—	—	21,785	21,785
	Interest Rate	10.02%	N/A	N/A	N/A	N/A	N/A
Commercial Loans Held-for-Sale
Fixed Rate	Principal	38,750	—	—	—	—	—	38,750	39,141
	Interest Rate	4.24%	N/A	N/A	N/A	N/A	N/A
Interest rate sensitive liabilities
Asset-backed securities issued
Sequoia Entities
Adjustable Rate	Principal	60,503	64,845	64,446	64,755	65,756	767,654	1,087,958	976,946
	Interest Rate	0.94%	1.43%	1.87%	2.10%	2.26%	2.61%
Hybrid	Principal	866	842	826	848	865	16,580	20,827	19,874
	Interest Rate	2.96%	3.61%	4.29%	4.53%	4.92%	5.74%
Commercial Securitization
Fixed Rate	Principal	53,137	—	—	—	—	—	53,137	53,137
	Interest Rate	6.31%	N/A	N/A	N/A	N/A	N/A
Short-term Debt	Principal	1,855,003	—	—	—	—	—	1,855,003	1,855,003
	Interest Rate	1.70%	N/A	N/A	N/A	N/A	N/A
Long-term Debt
FHLBC Borrowings	Principal	—	89,208	—	—	—	1,253,815	1,343,023	1,343,023
	Interest Rate	0.59%	1.26%	1.70%	1.94%	2.13%	2.56%
Convertible Notes	Principal	—	—	287,500	205,000	—	—	492,500	461,053
	Interest Rate	5.04%	5.04%	5.04%	5.63%	5.63%	N/A
Other long-term debt	Principal	—	—	—	—	—	139,500	139,500	83,700
	Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Interest rate agreements
Interest Rate Swaps
(Purchased)	Notional Amount	—	—	120,000	—	455,000	647,500	1,222,500	(4,711)
	Receive Strike Rate	0.63%	1.31%	1.73%	1.96%	2.15%	2.73%
	Pay Strike Rate	1.83%	1.83%	1.83%	1.83%	1.83%	1.83%
(Sold)	Notional Amount	—	—	—	—	95,000	380,000	475,000	(2,833)
	Receive Strike Rate	1.83%	1.83%	1.83%	1.83%	1.83%	1.83%
	Pay Strike Rate	0.63%	1.31%	1.73%	1.96%	2.15%	2.73%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-94 of this Annual Report on Form 10-K and incorporated herein by reference.

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
There have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management of Redwood Trust, Inc., together with its consolidated subsidiaries (the company, or Redwood), is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP).
As of the end of our 2015 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2015, was effective.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of Redwood; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
The company’s internal control over financial reporting as of December 31, 2015, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-4, which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2015.

ITEM 9B. OTHER INFORMATION
On February 24, 2016, Charles J. Toeniskoetter, age 71, announced that he is retiring from the Board of Directors, effective as of May 16, 2016, and will not stand for reelection at the 2016 Annual Meeting of stockholders. Mr. Toeniskoetter serves on the Audit Committee and the Nominating and Governance Committee of the Board. Mr. Toeniskoetter’s retirement follows more than 20 years of service as a member of the Redwood Trust, Inc. Board of Directors.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this report:
(1)Consolidated Financial Statements and Notes thereto
(2)Schedules to Consolidated Financial Statements:
All Consolidated Financial Statements schedules not included have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.
(3)Exhibits:

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

10.2*
Form of Redwood Trust, Inc. Deferred Stock Unit Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 8, 2014)

10.3*
Form of Redwood Trust, Inc. Performance Stock Unit Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.3, filed on February 25, 2015)

10.4*
Form of Redwood Trust, Inc. Restricted Stock Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 8, 2014)

10.5*
Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, as last amended January 24, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.14.5, filed on May 15, 2002)

10.6*	2002 Incentive Plan, as amended through May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2013)

Exhibit Number	Exhibit
10.7*	Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.1, filed on March 16, 2005)

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

10.19*
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

10.21*
Summary of the Registrant’s Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Definitive Proxy Statement filed on March 20, 2015)

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

Exhibit Number	Exhibit
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

Exhibit Number	Exhibit
10.44*
Third Amendment to Amended and Restated Employment Agreement, by and between Harold F. Zagunis and the Registrant, dated as of December 14, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.37, filed on February 26, 2013)

10.45*
Fifth Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of August 6, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.5, filed on August 8, 2014)

10.46*
Fifth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of August 6, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.6, filed on August 8, 2014)

10.47*
Sixth Amendment to Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Registrant, dated as of August 5, 2015 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on August 7, 2015)

10.48*
Sixth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of August 5, 2015 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 6, 2015)

10.49*
Employment Agreement, by and between Christopher J. Abate and the Registrant, dated as of January 1, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 4, 2016)

10.50*
Employment Agreement, by and between Fred J. Matera and the Registrant, dated as of January 1, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on January 4, 2016)

10.51*
Employment Agreement, by and between Andrew P. Stone and the Registrant, dated as of January 1, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on January 4, 2016)

10.52*
Transition Agreement, dated as of December 10, 2008, between Douglas B. Hansen and the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.27, filed on February 26, 2009)

10.53*
Transition Agreement, dated as of March 17, 2010, between George E. Bull, III and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2010)

10.54*
Transition and Separation Agreement, dated as of June 6, 2013, between Scott M. Chisholm and the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on June 11, 2013)

10.55
Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of July 16, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.8, filed on August 8, 2014)

10.56
Financial Covenant Supplement to Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of July 16, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.9, filed on August 8, 2014)

10.57
Guaranty, dated July 16, 2014, given by Redwood Trust, Inc. in favor of the Federal Home Loan Bank of Chicago (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.10, filed on August 8, 2014)

10.58
Second Supplement to Advances, Collateral Pledge and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of February 19, 2015 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.53, filed on February 25, 2015)

12	Computation of Ratio of Earnings to Fixed Charges (filed herewith)

21	List of Subsidiaries (filed herewith)

23	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Exhibit
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2015, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at December 31, 2015 and 2014;

(ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013;

(iii) Statements of Consolidated Comprehensive (Loss) Income for the years ended December 31, 2015, 2014, and 2013;

(iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014, and 2013;

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013; and

(vi) Notes to Consolidated Financial Statements.

* Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REDWOOD TRUST, INC.

Date: February 26, 2016	By:	/s/ MARTIN S. HUGHES
Martin S. Hughes Chief Executive Officer
Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARTIN S. HUGHES	Director and Chief Executive Officer	February 26, 2016
Martin S. Hughes	(Principal Executive Officer)

/s/ CHRISTOPHER J. ABATE	Chief Financial Officer and Executive Vice President	February 26, 2016
Christopher J. Abate	(Principal Financial Officer)

/s/ COLLIN L. COCHRANE	Managing Director and Controller	February 26, 2016
Collin L. Cochrane	(Principal Accounting Officer)

/s/ RICHARD D. BAUM	Director, Chairman of the Board	February 26, 2016
Richard D. Baum

/s/ DOUGLAS B. HANSEN	Director, Vice-Chairman of the Board	February 26, 2016
Douglas B. Hansen

/s/ MARIANN BYERWALTER	Director	February 26, 2016
Mariann Byerwalter

/s/ GREG H. KUBICEK	Director	February 26, 2016
Greg H. Kubicek

/s/ KAREN R. PALLOTTA	Director	February 26, 2016
Karen R. Pallotta

/s/ JEFFREY T. PERO	Director	February 26, 2016
Jeffrey T. Pero

/s/ GEORGANNE C. PROCTOR	Director	February 26, 2016
Georganne C. Proctor

/s/ CHARLES J. TOENISKOETTER	Director	February 26, 2016
Charles J. Toeniskoetter

REDWOOD TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Annual Report on Form 10-K Filed With
Securities and Exchange Commission
December 31, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REDWOOD TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redwood Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion.
As discussed in Note 3 to the consolidated financial statements, the Company adopted new accounting guidance in 2015, related to the presentation of residential loans held-for-investment and asset backed securities.

/s/ GRANT THORNTON LLP

Irvine, CA February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
We have audited the internal control over financial reporting of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, CA February 26, 2016

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)	December 31, 2015	December 31, 2014
ASSETS (1)
Residential loans, held-for-sale, at fair value	$1,115,738	$1,342,519
Residential loans, held-for-investment, at fair value (2)	2,813,065	2,056,054
Commercial loans, held-for-sale, at fair value	39,141	166,234
Commercial loans, held-for-investment (includes $67,657 and $71,262 at fair value)	363,506	400,693
Real estate securities, at fair value	1,233,256	1,379,230
Mortgage servicing rights, at fair value	191,976	139,293
Cash and cash equivalents	220,229	269,730
Total earning assets	5,976,911	5,753,753
Restricted cash	5,567	628
Accrued interest receivable	23,290	18,222
Derivative assets	16,393	16,417
Deferred securities issuance costs	10,980	16,050
Other assets	197,886	113,896
Total Assets	$6,231,027	$5,918,966

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt	$1,855,003	$1,793,825
Accrued interest payable	8,936	8,503
Derivative liabilities	62,794	58,331
Accrued expenses and other liabilities	69,897	52,244
Deferred tax liability	—	10,236
Asset-backed securities issued (includes $996,820 and $0 at fair value) (2)	1,049,957	1,545,119
Long-term debt (includes $63,152 and $66,707 at fair value)	2,038,175	1,194,567
Total liabilities	5,084,762	4,662,825
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 78,162,765 and 83,443,141 issued and outstanding	782	834
Additional paid-in capital	1,695,956	1,774,030
Accumulated other comprehensive income	91,993	140,688
Cumulative earnings	1,018,683	906,867
Cumulative distributions to stockholders	(1,661,149)	(1,566,278)
Total equity	1,146,265	1,256,141
Total Liabilities and Equity	$6,231,027	$5,918,966
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2015 and December 31, 2014, assets of consolidated VIEs totaled $1,195,574 and $1,900,208, respectively. At December 31, 2015 and December 31, 2014, liabilities of consolidated VIEs totaled $1,050,861 and $1,546,490, respectively. See Note 4 for further discussion.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In Thousands, Except Share Data)	2015	2014	2013
Interest Income
Residential loans	$114,715	$68,949	$67,016
Commercial loans	46,933	47,567	43,420
Real estate securities	97,448	125,482	115,563
Other interest income	336	72	157
Total interest income	259,432	242,070	226,156
Interest Expense
Short-term debt	(30,572)	(25,990)	(17,436)
Asset-backed securities issued	(21,469)	(31,227)	(39,716)
Long-term debt	(43,842)	(30,246)	(23,819)
Total interest expense	(95,883)	(87,463)	(80,971)
Net Interest Income	163,549	154,607	145,185
Reversal of (provision for) loan losses	355	(961)	(4,737)
Net Interest Income After Provision	163,904	153,646	140,448
Non-interest Income
Mortgage banking and investment activities, net	(10,385)	24,792	96,785
Mortgage servicing rights income (loss), net	(3,922)	(4,261)	20,309
Other income	3,192	1,781	—
Realized gains, net	36,369	15,478	25,259
Total non-interest income, net	25,254	37,790	142,353
Operating expenses	(97,416)	(90,123)	(86,607)
Other expense	—	—	(12,000)
Net income before provision for income taxes	91,742	101,313	184,194
Benefit from (provision for) income taxes	10,346	(744)	(10,948)
Net Income	$102,088	$100,569	$173,246

Basic earnings per common share	$1.20	$1.18	$2.05
Diluted earnings per common share	$1.18	$1.15	$1.94
Regular dividends declared per common share	$1.12	$1.12	$1.12
Basic weighted average shares outstanding	82,945,103	82,837,369	81,985,897
Diluted weighted average shares outstanding	84,518,395	85,098,579	93,694,924

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Net Income	$102,088	$100,569	$173,246
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	(17,955)	32,635	(1,918)
Reclassification of unrealized gain on available-for-sale securities to net income	(29,426)	(10,552)	(20,008)
Net unrealized (loss) gain on interest rate agreements	(1,409)	(30,325)	32,079
Reclassification of unrealized loss on interest rate agreements to net income	95	164	281
Total other comprehensive income (loss)	(48,695)	(8,078)	10,434
Total Comprehensive Income	$53,393	$92,491	$183,680

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2015

(In Thousands, Except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2014	83,443,141	$834	$1,774,030	$140,688	$906,867	$(1,566,278)	$1,256,141
Cumulative effect adjustment - adoption of ASU 2014-13 (1)	—	—	—	—	9,728	—	9,728
January 1, 2015	83,443,141	834	1,774,030	140,688	916,595	(1,566,278)	1,265,869
Net income	—	—	—	—	102,088	—	102,088
Other comprehensive loss	—	—	—	(48,695)	—	—	(48,695)
Dividend reinvestment & stock purchase plans	418,508	4	6,830	—	—	—	6,834
Employee stock purchase and incentive plans	753,429	7	(7,988)	—	—	—	(7,981)
Non-cash equity award compensation	—	—	11,806	—	—	—	11,806
Share repurchases	(6,452,313)	(63)	(88,722)	—	—	—	(88,785)
Common dividends declared	—	—	—	—	—	(94,871)	(94,871)
December 31, 2015	78,162,765	$782	$1,695,956	$91,993	$1,018,683	$(1,661,149)	$1,146,265
For the Year Ended December 31, 2014

(In Thousands, Except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2013	82,504,801	$825	$1,760,899	$148,766	$806,298	$(1,471,005)	$1,245,783
Net income	—	—	—	—	100,569	—	100,569
Other comprehensive loss	—	—	—	(8,078)	—	—	(8,078)
Dividend reinvestment & stock purchase plans	488,174	5	9,012	—	—	—	9,017
Employee stock purchase and incentive plans	450,166	4	(7,152)	—	—	—	(7,148)
Non-cash equity award compensation	—	—	11,271	—	—	—	11,271
Common dividends declared	—	—	—	—	—	(95,273)	(95,273)
December 31, 2014	83,443,141	$834	$1,774,030	$140,688	$906,867	$(1,566,278)	$1,256,141
For the Year Ended December 31, 2013

(In Thousands, Except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2012	81,716,416	$817	$1,744,554	$138,332	$633,052	$(1,376,591)	$1,140,164
Net income	—	—	—	—	173,246	—	173,246
Other comprehensive income	—	—	—	10,434	—	—	10,434
Issuance of common stock:							—
Dividend reinvestment & stock purchase plans	431,679	4	8,144	—	—	—	8,148
Employee stock purchase and incentive plans	356,706	4	(5,346)	—	—	—	(5,342)
Non-cash equity award compensation	—	—	13,547	—	—	—	13,547
Common dividends declared	—	—	—	—	—	(94,414)	(94,414)
December 31, 2013	82,504,801	$825	$1,760,899	$148,766	$806,298	$(1,471,005)	$1,245,783
——————

(1)	On January 1, 2015, we adopted ASU 2014-13. See Note 3 for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$102,088	$100,569	$173,246
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(34,089)	(34,133)	(26,165)
Depreciation and amortization of non-financial assets	824	513	388
Purchases of held-for-sale loans	(11,045,813)	(9,917,943)	(7,766,203)
Proceeds from sales of held-for-sale loans	9,761,010	8,126,249	7,405,088
Principal payments on held-for-sale loans	80,299	30,233	19,030
Net settlements of derivatives	(59,406)	(33,220)	45,447
(Reversal of) provision for loan losses	(355)	961	4,737
Non-cash equity award compensation expense	11,806	11,271	13,547
Market valuation adjustments	51,975	298	(97,701)
Realized gains, net	(36,369)	(15,478)	(36,290)
Net change in:
Accrued interest receivable and other assets	(88,173)	(57,685)	12,002
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	5,993	(2,768)	31,046
Net cash used in operating activities	(1,250,210)	(1,791,133)	(221,828)
Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(22,219)	(87,454)	(65,771)
Proceeds from sales of loans held-for-investment	6,459	—	440
Principal payments on loans held-for-investment	500,239	364,040	523,900
Purchases of real estate securities	(179,265)	(168,654)	(488,598)
Proceeds from sales of real estate securities	439,493	504,754	220,535
Principal payments on real estate securities	138,630	174,241	163,951
Purchase of mortgage servicing rights	(32,388)	(46,113)	(3,106)
Proceeds from sales of mortgage servicing rights	17,235	—	—
Net change in restricted cash	(4,939)	(230)	(15)
Net cash provided by investing activities	863,245	740,584	351,336
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	8,570,291	8,320,982	6,661,464
Repayments on short-term debt	(8,534,802)	(7,442,836)	(6,350,619)
Proceeds from issuance of asset-backed securities	—	—	—
Repayments on asset-backed securities issued	(388,962)	(396,734)	(584,400)
Deferred securities issuance costs	(33)	(6,934)	(9,184)
Proceeds from issuance of long-term debt	1,400,222	770,042	336,994
Repayments on long-term debt	(527,371)	(685)	(27)
Net settlements of derivatives	(43)	(3,352)	(7)
Net proceeds from issuance of common stock	7,301	9,511	8,667
Net payments on repurchase of common stock	(85,820)	—	—
Taxes paid on equity award distributions	(8,448)	(7,643)	(5,861)
Dividends paid	(94,871)	(95,273)	(94,414)
Net cash provided by (used in) financing activities	337,464	1,147,078	(37,387)
Net (decrease) increase in cash and cash equivalents	(49,501)	96,529	92,121
Cash and cash equivalents at beginning of period	269,730	173,201	81,080
Cash and cash equivalents at end of period	$220,229	$269,730	$173,201
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$86,849	$81,350	$85,418
Taxes	165	1,407	3,397
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$244,177	$150,387	$392,932
Retention of mortgage servicing rights from loan securitizations and sales	64,725	48,000	44,063
Transfers from loans held-for-sale to loans held-for-investment	1,555,814	633,707	—
Transfers from loans held-for-investment to loans held-for-sale	154,012	—	—
Transfers from residential loans to real estate owned	8,500	6,844	4,711
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, focuses on investing in mortgage- and other real estate-related assets and engaging in mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our mortgage banking activities. During 2015, we operated our business in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments.
Our primary sources of income are net interest income from our investment portfolios and non-interest income from our mortgage banking activities. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and other liabilities. Income from mortgage banking activities consists of the profit we seek to generate through the acquisition of loans and their subsequent sale or securitization.
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
Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. Refer to Item 1 - Business in this Annual Report on Form 10-K for additional information on our business.
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at December 31, 2015 and December 31, 2014, and for the years ended December 31, 2015, 2014, and 2013. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at December 31, 2015 and results of operations for all periods presented have been made.
In the second quarter of 2015, we began to specifically identify derivatives that are used to hedge our exposure to market interest rate risk associated with our MSR investments. As a result, beginning in the second quarter of 2015, we changed our income statement presentation to include the change in market value of these derivatives in the line item “Mortgage servicing rights income (loss), net.” As we previously managed our market interest rate risk on a portfolio-wide basis and did not necessarily rely on derivatives to hedge our MSRs, we cannot conform prior periods to the current presentation. Therefore, in periods prior to the second quarter of 2015 presented in our consolidated statements of income, amounts in “Mortgage servicing rights income (loss), net” do not reflect the impact of hedging. These changes and year-over-year comparisons are discussed in further detail in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 2. Basis of Presentation - (continued)

Additionally, beginning in the second quarter of 2015, we combined our “Mortgage banking activities” and “Other market valuation adjustments” line items on our consolidated statements of income into a single line, now called “Mortgage banking and investment activities, net.” During 2015, we managed our market interest rate risk on the remainder of our assets (excluding MSRs) on a net basis, and we believe that combining these two line items better reflects the net effect of our hedging activities on the assets associated with derivatives that are marked-to-market each quarter. We have conformed the presentation of prior periods related to this change for consistency of comparison.
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities where we maintain an ongoing involvement, as well as an entity formed in connection with a commercial securitization we engaged in during 2012 (“Commercial Securitization”). We also consolidated the assets and liabilities of an entity formed in connection with a resecuritization transaction we engaged in (“Residential Resecuritization”) from its creation in 2011 through the fourth quarter of 2015, when the debt of the entity was repaid, the assets of the entity were distributed to us, and the entity was dissolved. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

•	The current level of interest rates and any directional movements in relevant indices, such as credit risk indices;

•	Information about the performance of mortgage loans, such as delinquency and foreclosure rates, loss experience, and prepayment rates;

•	Indicative prices or yields from broker/dealers (including prices from counterparties under securities repurchase agreements); and

•	Other relevant observable inputs, including nonperformance risk and liquidity premiums.
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
We elect the fair value option for certain residential and commercial loans, MSRs, Sequoia interest only (“IO”) securities, and certain mezzanine classified subordinate securities. We generally elect the fair value option for residential and commercial loans that are held-for-sale, due to our intent to sell or securitize the loans in the near-term. We elect the fair value option for our MSRs, Sequoia IO securities, and certain subordinate securities, for which we generally hedge market interest rate risk. As such, we seek to offset interest rate related changes in the values of these investments with changes in the values of their associated hedges through our consolidated statements of income. In addition, upon the adoption of ASU 2014-13 in 2015, we elected the fair value option for the assets and liabilities of our consolidated Sequoia entities.
See Note 5 for further discussion on the fair value option.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

Real Estate Loans
Residential and Commercial Loans - Held-for-Sale at Fair Value
Residential and commercial loans held-for-sale include loans that we are marketing for sale to third parties, including transfers to securitization entities that we plan to sponsor and expect to be accounted for as sales for financial reporting purposes. We generally elect the fair value option for residential and commercial loans that we purchase with the intent to sell to third parties or transfer to Sequoia securitizations. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking and investing activities.
We reclassify loans held-for-sale as loans held-for investment if we determine we will hold the loans for long-term investment. During 2014 and 2015, loans initially classified as held-for-sale were reclassified to held-for-investment when they were transferred to our FHLB-member subsidiary and financed with borrowings from the FHLBC.
Residential and Commercial Loans - Held-for-Investment
Residential Loans - At Fair Value
Certain loans that were originally purchased with the intent to sell as part of our residential mortgage banking operations, and for which we elected the fair value option at acquisition, were subsequently reclassified to held-for-investment ("HFI") when the loans were transferred to our FHLBC member subsidiary and pledged as collateral for borrowings made from the Federal Home Loan Bank of Chicago (“FHLBC”). As of December 31, 2015, our current intention is to hold these loans for longer-term investment while they are financed by the FHLBC. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking and investing activities.
Commercial Loans - At Fair Value
We may elect the fair value option for senior commercial mortgage loans that we originate or acquire that are bifurcated into a senior portion that is sold to a third party and a junior portion that we retain as an investment. When the transfer of the senior portion does not meet the criteria for sale treatment under GAAP, the entire loan (the senior and junior portions) remains on our consolidated balance sheet, and we account for the transfer of the senior portion as a secured borrowing. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in mortgage banking and investing activities.
Residential and Commercial Loans - At Amortized Cost
Loans held-for-investment at amortized cost include certain commercial loans, including those owned at the Commercial Securitization entity, and prior to January 1, 2015, included residential loans owned at consolidated Sequoia entities. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due or has been individually impaired, at which point the loan is placed on nonaccrual status. Interest previously accrued for loans that have become greater than 90 days past due or individually impaired is reserved for in the allowance for loan losses. Residential loans delinquent more than 90 days or in foreclosure are characterized as a serious delinquency. Cash principal and interest that is advanced from servicers subsequent to a loan becoming greater than 90 days past due or individually impaired is accounted for as a reduction in the outstanding loan principal balance. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternately, loans that have been individually impaired may be placed back on accrual status if restructured and after the loan is considered reperforming. A restructured loan is considered reperforming when the loan has been current for at least 12 months.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

Residential Loans - Allowance for Loan Losses, Loan Modifications, and Foreclosed Loans
Upon the adoption of ASU 2014-13 on January 1, 2015, we reclassified all residential loans held-for-investment at amortized cost to fair value. As such, we no longer maintain an allowance for loan losses for residential loans.
As part of the loss mitigation efforts undertaken by servicers of residential loans owned at Sequoia securitization entities, certain delinquent loans have been modified and additional loans may be modified in the future. Loan modifications may include, but are not limited to: (i) conversion of a floating rate mortgage loan into a fixed rate mortgage loan; (ii) reduction in the contractual interest rate of a mortgage loan; (iii) forgiveness of a portion of the contractual interest and/or principal amounts owed on a mortgage loan; and, (iv) extension of the contractual maturity of a mortgage loan. We evaluate all loan modifications performed by servicers to determine if they constitute troubled debt restructurings (“TDRs”) according to GAAP. If a loan is determined to be a TDR, it is removed from the general loan pools used for calculating allowances for loan losses and assessed for impairment on an individual basis based upon any adverse change in the expected future cash flows resulting from the modification. This difference is recorded to mortgage banking and investment activities, net on our consolidated statements of income.
When foreclosed property is received in full satisfaction for a defaulted loan, we estimate the fair value of the property, based on estimated net proceeds from the sale of the property (including servicer advances and other costs). To the extent that the fair value of the property is below the recorded investment of the loan, a charge is recorded to mortgage banking and investment activities, net, on our consolidated statements of income, for the difference. Foreclosed property is subsequently recorded as real estate owned (“REO”), a component of other assets on our consolidated balance sheets. Actual losses incurred on loans liquidated through a short-sale are also charged against the allowance for loan losses.
See Note 6 for further discussion on the allowance for loan losses for residential loans.
Commercial Loans - Allowance for Loan Losses
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

•
Economic trends, both macroeconomic as well as those directly affecting the properties associated with our loans, and the supply and demand of competing projects in the sub-market in which the subject property is located; and

•	The loan sponsor or borrowing entity’s ability to ensure that properties associated with the loan are managed and operated sufficiently.
Loan reviews are completed by asset management and finance personnel and reviewed and approved by senior management.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

Based on the assigned internal impairment status, a loan is categorized as “Pass,” “Watch List,” or “Workout.” Pass loans are defined as loans that are performing in accordance with the contractual terms of the loan agreement. Watch List loans are defined as performing loans for which the timing of cost recovery is under review. Workout loans are defined as loans that we believe have a credit impairment that may lead to a realized loss. Workout loans are typically assessed for impairment on an individual basis. Where an individual commercial loan is impaired, we record an allowance to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective rate or if a loan is collateral dependent, we reduce the carrying value to the estimated fair market value of the loan with a corresponding charge to provision for loan losses on our consolidated statements of income.
For all commercial loans that are not individually impaired, we assess the commercial loan portfolio in aggregate for loan losses based on our expectation of credit losses inherent in the portfolio at the reporting date. Our expectation of credit losses is informed by, among other things:

•	Historical loss rates and past performance of similar loans in our own portfolio, if any;

•	Publicly available third-party reference loss rates on similar loans; and

•	Trends in delinquencies and charge-offs in our own portfolio and among industry participants.
See Note 7 for further discussion on the allowance for loan losses for commercial loans.
Repurchase Reserves
We sell residential mortgage loans to various parties, including (1) securitization trusts, (2) Fannie Mae and Freddie Mac (“the Agencies”), and (3) banks and other financial institutions that purchase mortgage loans for investment or private label securitization. We may be required to repurchase residential mortgage loans we have sold, or loans associated with MSRs we have purchased, in the event of a breach of specified contractual representations and warranties made in connection with these sales and purchases. With respect to MSRs we purchase, if the associated residential loan has been sold to one of the Agencies (which is typically the case), that Agency can require us, as the owner of the MSR, to repurchase the residential loan in the event of such a breach of representations and warranties even though we were not the party that sold the associated loan to that Agency. In January 2016, we discontinued the acquisition and aggregation of conforming loans for resale to the Agencies.
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
We establish reserves for mortgage repurchase liabilities related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have a repurchase obligation, based on a combination of factors. Such factors can include estimated future defaults and loan repurchase rates, the potential severity of loss in the event of defaults, and the probability of our being liable for a repurchase obligation. We establish a reserve at the time loans are sold and MSRs are purchased and continually update our reserve estimate during its life. The reserve for mortgage loan repurchase losses is included in other liabilities on our consolidated balance sheets and the related expense is included as a component of mortgage banking and investment activities, net and MSR income (loss), net on our consolidated statements of income.
See Note 15 for further discussion on the residential repurchase reserves.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

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
Trading Securities
We primarily denote trading securities as those securities where we have adopted the fair value option. Trading securities are carried at their estimated fair values. Coupon interest is recognized as interest income when earned and deemed collectible. Changes in the fair value of securities designated as trading securities are reported in mortgage banking and investment activities, net on our consolidated statements of income.
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
When the fair value of an AFS security is less than its amortized cost at the reporting date, the security is considered impaired. We assess our impaired securities at least quarterly to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). If we either - (i) intend to sell the impaired security; (ii) will more likely than not be required to sell the impaired security before it recovers in value; or (iii) if there has been an adverse change in cash flows - the impairment is deemed an OTTI. In the case of criteria (i) and (ii), we record the entire difference between the security’s estimated fair value and its amortized cost at the reporting date in our consolidated statements of income. If there has been an adverse change in cash flows, only the portion of the OTTI related to “credit” losses is recognized through other market valuation adjustments on our consolidated statements of income, with the remaining “non-credit” portion recognized through AOCI on our consolidated balance sheet. If the first two criteria are not met and there has not been an adverse change in cash flows, the impairment is considered temporary and the entire unrealized loss is recognized through AOCI on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

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
MSRs
We recognize MSRs through the retention of servicing rights associated with residential mortgage loans that we acquired and subsequently transferred to third parties (including the Agencies) when the transfer meets the GAAP criteria for sale accounting, or through the direct acquisition of MSRs sold by third parties.
Our MSRs are held and managed at Redwood Residential Acquisition Corporation, a wholly-owned subsidiary of RWT Holdings, Inc., which is a taxable REIT subsidiary of ours. We contract with licensed sub-servicers to perform servicing functions for loans associated with our MSRs. We have elected the fair value option for all of our MSRs, and they are initially recognized and carried at their estimated fair values. Servicing fee income from MSRs is recorded on a cash basis when received. Net servicing income and changes in the estimated fair value of MSRs are reported in MSR income (loss), net on our consolidated statements of income.
See Note 9 for further discussion on MSRs.
Cash and Cash Equivalents
Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less. The Company maintains its cash and cash equivalents with major financial institutions. Accounts at these institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 for each bank. The Company is exposed to credit risk for amounts held in excess of the FDIC limit. The Company does not anticipate nonperformance by these institutions.
Restricted Cash
Restricted cash primarily includes principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities as well as cash held in association with borrowings from the Federal Home Loan Bank of Chicago, and cash associated with our risk sharing transactions with the Agencies.
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
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

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
Changes in the fair values of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income through MSR income (loss), net if they are used to manage risks associated with our MSR investments or through mortgage banking and investment activities, net if they are used to manage risks associated with our residential and commercial mortgage banking activities or other residential investments. Valuation changes related to residential LPCs and FSCs are included in mortgage banking and investment activities, net on our consolidated statements of income.
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
Swaps and Swaptions
Interest rate swaps are agreements in which (i) one counterparty exchanges a stream of fixed interest payments for another counterparty’s stream of variable interest cash flows; or (ii) each counterparty exchanges variable interest cash flows that are referenced to different indices. Interest rate swaptions are agreements that provide the owner the right but not the obligation to enter into an underlying interest rate swap with a counterparty in the future. We enter into swap and swaptions primarily to reduce significant changes in our income or equity caused by interest rate volatility. Certain of these interest rate agreements may be designated as cash flow hedges.
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
TBA Contracts
TBA contracts are forward contracts to purchase mortgage-backed securities that will be issued by a U.S. government sponsored enterprise in the future. We purchase or sell these derivatives to offset - to varying degrees - changes in the values of mortgage products for which we have exposure to interest rate volatility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

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
Other Assets and Other Liabilities
Other assets primarily consists of margin receivable, pledged collateral, FHLBC stock, guarantee asset, REO, fixed assets, leasehold improvements, investment receivable, and prepaid expenses. Other liabilities primarily consists of accrued compensation, guarantee obligations, margin payable, and residential loan and MSR repurchase reserves.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

FHLBC Stock
In accordance with its borrowing agreement with the FHLBC, our FHLB-member subsidiary is required to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. FHLBC stock is considered a non-marketable, long-term investment, and is carried at cost. Because this stock can only be redeemed or sold at its par value, and only to the FHLBC, carrying value, or cost, approximates fair value. Dividends received from FHLBC stock are recorded in other income, net in our consolidated statements of income.
Margin Receivable and Payable
Margin receivable and payable result from margin calls between us and our derivatives, master repurchase agreements, and warehouse facilities counterparties, whereby we or the counterparty were required to post collateral.
Fannie Mae Risk-Sharing - Other Assets and Liabilities
During 2014 and 2015, we entered into various risk-sharing arrangements with Fannie Mae and Freddie Mac. Under these arrangements, we committed to assume the first 1.00% or 2.25% (depending on the arrangement) of losses realized on reference pools of conforming residential mortgage loans that we acquired and then sold to the Agencies. As part of these risk sharing arrangements, during the 10 year term of our first Fannie Mae arrangement, we receive monthly cash payments from Fannie Mae based on the monthly outstanding unpaid principal balance of the reference pool of loans, and for our Freddie Mac and our new Fannie Mae arrangements, the Agencies charged us a reduced guarantee fee for the reference loans we delivered to them in exchange for mortgage backed securities, which we then sold.
Under these arrangements we are required to pledge assets to the Agencies to collateralize our risk sharing commitments to them throughout the terms of the arrangements. These pledged assets are held by a third-party custodian for the benefit of the Agencies. To the extent approved losses are incurred, the custodian will transfer collateral to the Agencies. As a result of these transactions, we recorded “pledged collateral” in the other assets line item, and “guarantee obligations” in the other liabilities line item, on our consolidated balance sheets. In addition, for the first Fannie Mae transaction, we recorded a “guarantee asset” in the other assets line item on our consolidated balance sheets.
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
Our consolidated balance sheets include assets of the special purpose entities ("SPEs") associated with these risk sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs and liabilities of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2015 and December 31, 2014, assets of such SPEs totaled $63 million and $19 million, respectively, and liabilities of such SPEs totaled $25 million and $7 million, respectively.
See Note 15 for further discussion on loss contingencies — risk sharing.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

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
Asset-Backed Securities Issued
ABS issued represents asset-backed securities issued by bankruptcy-remote entities consolidated by Redwood. These include certain Sequoia entities, the Residential Resecuritization and the Commercial Securitization. Assets at these entities are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors. ABS issued are generally carried at their unpaid principal balances net of any unamortized discount or premium. Upon adoption of ASU 2014-13 on January 1, 2015, we began to account for the ABS issued under our consolidated Sequoia entities at fair value, with periodic changes in fair value recorded in mortgage banking and investment activities, net on our consolidated statements of income.
See Note 13 for further discussion on ABS issued.
Long-Term Debt
FHLBC Borrowings
FHLBC borrowings include amounts borrowed by our FHLB-member subsidiary, also referred to as “advances,” from the Federal Home Loan Bank of Chicago that are secured by eligible collateral, including, but not limited to, residential mortgage loans and residential mortgage-backed securities. FHLBC borrowings are carried at their unpaid principal balance and interest on advances is paid every 13 weeks from when each respective advance is made. If the value (as determined by the FHLBC) of the collateral securing those borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the FHLBC may foreclose upon the collateral and pursue any outstanding debt amount from us.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

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
Equity
Accumulated Other Comprehensive Income (Loss)
Net unrealized gains and losses on real estate securities available-for-sale and interest rate agreements designated as cash flow hedges are reported as components of accumulated other comprehensive income on our consolidated statements of changes in stockholders' equity and our consolidated balance sheets. Net unrealized gains and losses on securities and interest rate agreements held by our taxable subsidiaries that are reported in other comprehensive income are adjusted for the effects of taxation and may create deferred tax assets or liabilities.
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
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

See Note 16 for further discussion on equity.
Incentive Plans
In May 2014, our shareholders approved the 2014 Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors, which replaced the 2002 Redwood Trust, Inc. Incentive Plan. The Incentive Plan provides for the grant of restricted stock, deferred stock, deferred stock units, performance-based awards (including performance stock units), dividend equivalents, stock payments, restricted stock units, and other types of awards to eligible participants. Long-term incentive awards granted under the Incentive Plan generally vest over a three- or four-year period. Awards made under the Incentive Plan to officers and other employees in lieu of the payment in cash of a portion of annual bonuses earned generally vest immediately, but are subject to a three-year mandatory holding period. Deferred stock units and restricted stock have attached dividend equivalent rights, resulting in the payment of dividend equivalents each time we pay a common stock dividend. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately. The cost of the awards is amortized over the vesting period on a straight-line basis.
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
401(k) Plan
We offer a tax-qualified 401(k) Plan to all employees for retirement savings. Under this Plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) Plan contribution limit set forth by the Internal Revenue Service. We match some employee contributions to encourage participation and to provide a retirement planning benefit to employees. Plan matching contributions made by the Company for the years ended December 31, 2015, 2014, and 2013 were $0.8 million, $0.6 million, and $0.2 million, respectively. Vesting of the 401(k) Plan matching contributions is based on the employee’s tenure at the Company, and over time an employee becomes increasingly vested in matching contributions.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

See Note 20 for further discussion on taxes.
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
On January 1, 2015, we elected to early adopt ASU 2014-13, as we determined this measurement alternative more accurately reflects our economic interests in, and financial results from, certain consolidated financing entities. We adopted the measurement alternative under this standard only for our consolidated Sequoia entities, which qualify under the standard as CFEs. We did not elect the measurement alternative for our Residential Resecuritization or our Commercial Resecuritization.
Under the provisions of ASU 2014-13, we use the fair value of the liabilities issued by the Sequoia CFEs (which we determined to be more observable) to determine the fair value of the assets, whereby the net assets we consolidate in our financial statements related to these entities represent the estimated fair value of our retained interests in the Sequoia CFEs. Similarly, the periodic net market valuation adjustments we record on our consolidated income statement from the consolidated assets and liabilities of the CFEs represent the change in fair value of our retained interests in the Sequoia CFEs.
Using the modified retrospective approach, we recorded a cumulative-effect adjustment to equity of $10 million through retained earnings as of January 1, 2015.  This cumulative-effect adjustment represents the net effect of adjusting the assets and liabilities of the Sequoia CFEs from amortized historical cost to fair value.
Subsequent to the adoption of ASU 2014-13, the consolidated assets and liabilities of the Sequoia CFEs are both carried at fair value, with the periodic net changes in fair value recorded on our consolidated income statement, in mortgage banking and investment activities, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

Other Recent Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01,"Recognition and Measurement of Financial Assets and Financial Liabilities." This new guidance amends accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This new guidance also amends certain disclosure requirements associated with the fair value of financial instruments and it is effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact that this update will have on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud-Computing Arrangement.” This new guidance provides additional guidance on accounting for fees paid in a cloud-computing arrangement that contains a software license. This new guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is allowed. We plan to adopt this new guidance by the required date and we do not believe the adoption of this new guidance will have a material impact on our consolidated financial statements.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” This new guidance provides a new scope exception for certain money market funds, makes targeted amendments to the current consolidation guidance, and ends the deferral granted to investment companies from applying the VIE guidance. This new guidance is effective for annual periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. We plan to adopt this new guidance by the required date and we do not believe the adoption of this new guidance will have a material impact on our consolidated financial statements.
In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This new guidance amends the accounting guidance for “repo-to-maturity” transactions and repurchase agreements executed as repurchase financings. In addition, the new standard requires a transferor to disclose more information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This new guidance is effective in the first interim reporting period beginning after December 15, 2014. However, for repurchase and securities lending transactions reported as secured borrowings, the new standard’s enhanced disclosures are effective for annual periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015. We adopted the new guidance, as required, in the first quarter of 2015 and adopted the disclosure requirements in the second quarter of 2015, as required, which are included in Note 12 of these notes to our consolidated financial statements. The adoption in the first quarter of 2015 did not have a material impact on our consolidated financial statements, as we did not have repo-to-maturity transactions outstanding.
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
In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” This update to the receivable guidance clarifies when a creditor is considered to have received physical possession of residential real estate resulting from an in substance repossession or foreclosure. In addition, the amendments require disclosure of both: (i) the amount of foreclosed residential real estate property held by the creditor; and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The update requires the guidance to be applied using either a modified retrospective transition method or a prospective transition method for interim and annual periods beginning after December 15, 2014, with early adoption permitted. We adopted this standard in the first quarter of 2015, as required, and it did not have a material impact on our consolidated financial statements.
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
December 31, 2015

Note 3. Summary of Significant Accounting Policies - (continued)

The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at December 31, 2015 and December 31, 2014.
Table 3.2 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2015 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$7,781	$—	$7,781	$(5,651)	$(1,917)	$213
Credit default index swaps	1,207	—	1,207	—	(720)	487
TBAs	2,734	—	2,734	(1,898)	(293)	543
Total Assets	$11,722	$—	$11,722	$(7,549)	$(2,930)	$1,243

Liabilities (2)
Interest rate agreements	$(58,366)	$—	$(58,366)	$5,651	$52,715	$—
TBAs	(2,519)	—	(2,519)	1,898	7	(614)
Futures	(445)	—	(445)	—	445	—
Loan warehouse debt	(1,023,740)	—	(1,023,740)	1,023,740	—	—
Security repurchase agreements	(693,641)	—	(693,641)	693,641	—	—
Total Liabilities	$(1,778,711)	$—	$(1,778,711)	$1,724,930	$53,167	$(614)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
December 31, 2015

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
Analysis of Consolidated VIEs
As of December 31, 2015, the VIEs we are required to consolidate include certain Sequoia securitization entities and the Commercial Securitization entity. In addition, we consolidated the Residential Resecuritization from its creation in 2011 through the fourth quarter of 2015, when the VIE was dissolved. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 4. Principles of Consolidation - (continued)

Table 4.1 – Assets and Liabilities of Consolidated VIEs

December 31, 2015	Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total
(Dollars in Thousands)
Residential loans, held-for-investment	$1,021,870	$—	$—	$1,021,870
Commercial loans, held-for-investment	—	—	166,016	166,016
Real estate securities	—	—	—	—
Restricted cash	228	—	137	365
Accrued interest receivable	1,131	—	1,297	2,428
Other assets	4,895	—	—	4,895
Total Assets	$1,028,124	$—	$167,450	$1,195,574
Accrued interest payable	$555	$—	$249	$804
Accrued expenses and other liabilities	100	—	—	100
Asset-backed securities issued	996,820	—	53,137	1,049,957
Total Liabilities	$997,475	$—	$53,386	$1,050,861

Number of VIEs	21	—	1	22

December 31, 2014	Sequoia Entities	Residential Resecuritization	Commercial Securitization	Total
(Dollars in Thousands)
Residential loans, held-for-investment	$1,474,386	$—	$—	$1,474,386
Commercial loans, held-for-investment	—	—	194,991	194,991
Real estate securities, at fair value	—	221,676	—	221,676
Restricted cash	147	43	137	327
Accrued interest receivable	2,359	477	1,511	4,347
Other assets	4,411	—	70	4,481
Total Assets	$1,481,303	$222,196	$196,709	$1,900,208
Accrued interest payable	$976	$5	$390	$1,371
Asset-backed securities issued	1,416,762	45,044	83,313	1,545,119
Total Liabilities	$1,417,738	$45,049	$83,703	$1,546,490
Number of VIEs	24	1	1	26
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
December 31, 2015

Note 4. Principles of Consolidation - (continued)

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
Analysis of Unconsolidated VIEs with Continuing Involvement
During the years ended December 31, 2015, 2014, and 2013, we transferred residential loans to four, four, and 12 Sequoia securitization entities sponsored by us, respectively, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
The following table presents information related to securitization transactions that occurred during the years ended December 31, 2015 and 2014.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2015	2014
Principal balance of loans transferred	$1,375,532	$1,324,419
Trading securities retained, at fair value	252,222	77,160
AFS securities retained, at fair value	7,852	78,218
MSRs recognized	8,202	8,518
The following table summarizes the cash flows during the years ended December 31, 2015 and 2014 between us and the unconsolidated VIEs sponsored by us.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2015	2014
Proceeds from new transfers	$1,139,052	$1,201,411
MSR fees received	14,874	13,812
Funding of compensating interest	(363)	(227)
Cash flows received on retained securities	43,460	56,870

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 4. Principles of Consolidation - (continued)

The following table presents the key weighted average assumptions used to measure MSRs and securities retained at the date of securitization.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

			Year Ended December 31, 2015									Year Ended December 31, 2014
At Date of Securitization	MSRs			Senior Securities			Subordinate Securities			MSRs			Senior Securities			Subordinate Securities
Prepayment rate	5%	-	15%	8%	-	10%	8%	-	10%	5%	-	16%	8%	-	10%	8%	-	10%
Discount rates			11%			3%			6%			11%			3%			5%
Credit loss assumptions			N/A	0.10%	-	0.25%	0.10%	-	0.25%			N/A			0.25%			0.25%
The following table presents additional information at December 31, 2015 and December 31, 2014, related to unconsolidated securitizations accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	December 31, 2015	December 31, 2014
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$258,697	$93,802
Senior and subordinate securities, classified as AFS	272,715	460,990
Mortgage servicing rights	56,984	56,801
Maximum loss exposure (1)	$588,396	$611,593
Assets transferred:
Principal balance of loans outstanding	$7,318,167	$7,276,825
Principal balance of delinquent loans 30+ days delinquent	18,300	17,022

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
December 31, 2015

Note 4. Principles of Consolidation - (continued)

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at December 31, 2015 and December 31, 2014.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

December 31, 2015	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair Value at December 31, 2015	$56,984	$248,570	$282,842
Expected life (in years) (2)	7	5	12
Prepayment speed assumption (annual CPR) (2)	11%	10%	12%
Decrease in fair value from:
10% adverse change	$2,868	$2,042	$901
25% adverse change	6,119	4,810	2,278
Discount rate assumption (2)	11%	5%	6%
Decrease in fair value from:
100 basis point increase	$2,711	$10,029	$21,981
200 basis point increase	4,745	19,365	41,156
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$35	$1,244
25% higher losses	N/A	86	3,129

December 31, 2014	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair Value at December 31, 2014	$56,801	$93,802	$460,990
Expected life (in years) (2)	7	6	10
Prepayment speed assumption (annual CPR) (2)	14%	9%	10%
Decrease in fair value from:
10% adverse change	$2,419	$3,999	$684
25% adverse change	5,639	9,475	2,355
Discount rate assumption (2)	11%	8%	5%
Decrease in fair value from:
100 basis point increase	$2,104	$4,214	$34,149
200 basis point increase	4,102	8,091	64,474
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$126	$3,169
25% higher losses	N/A	299	7,841

(1)	Senior securities include $31 million and $88 million of interest only securities at December 31, 2015 and December 31, 2014, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 4. Principles of Consolidation - (continued)

Analysis of Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at December 31, 2015, grouped by security type.
Table 4.7 – Third-Party Sponsored VIE Summary

(Dollars in Thousands)	December 31, 2015
Residential Mortgage Backed Securities
Senior	$285,033
Re-REMIC	165,064
Subordinate	251,748
Total Investments in Third-Party Sponsored VIEs	$701,845
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
Our assessments of whether we are required to consolidate a VIE may change in subsequent reporting periods based upon changing facts and circumstances pertaining to each VIE. Any related accounting changes could result in a material impact to our consolidated financial statements.
Other Transfers of Financial Assets
During 2014, certain of our senior commercial mortgage loans were bifurcated into a senior portion that was sold to a third party and a junior portion that we retained as an investment. The transfer of the senior portions of these loans did not meet the criteria for sale treatment under GAAP and the entire amount of the loans (the senior and junior portions), consisting $63 million, remained on our consolidated balance sheet classified as a held-for-investment loans and we accounted for the receipt of $65 million of cash from the transfer of the senior portions as secured borrowings. Both of these amounts are carried at fair value with the fair value of the secured borrowings equal to the fair value of the senior portions of the loans that were sold.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
December 31, 2015

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2015 and December 31, 2014.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$1,114,305	$1,114,305	$1,341,032	$1,341,032
At lower of cost or fair value	1,433	1,635	1,488	1,669
Residential loans, held-for-investment (1)
At fair value	2,813,065	2,813,065	581,668	581,668
At amortized cost	—	—	1,474,386	1,381,918
Commercial loans, held-for-sale	39,141	39,141	166,234	166,234
Commercial loans, held-for-investment
At fair value	67,657	67,657	71,262	71,262
At amortized cost	295,849	300,824	329,431	334,876
Trading securities	404,011	404,011	111,606	111,606
Available-for-sale securities	829,245	829,245	1,267,624	1,267,624
MSRs	191,976	191,976	139,293	139,293
Cash and cash equivalents	220,229	220,229	269,730	269,730
Restricted cash	5,567	5,567	628	628
Accrued interest receivable	23,290	23,290	18,222	18,222
Derivative assets	16,393	16,393	16,417	16,417
REO (2)	4,896	5,282	4,391	4,703
Margin receivable (2)	83,191	83,191	65,374	65,374
FHLBC stock (2)	34,437	34,437	10,688	10,688
Guarantee asset (2)	5,697	5,697	7,201	7,201
Pledged collateral (2)	53,600	53,600	9,927	9,927
Liabilities
Short-term debt	$1,855,003	$1,855,003	$1,793,825	$1,793,825
Accrued interest payable	8,936	8,936	8,502	8,502
Margin payable	6,415	6,415	6,455	6,455
Guarantee obligation	22,704	22,702	7,201	7,201
Derivative liabilities	62,794	62,794	58,331	58,331
ABS issued (1)
Fair value	996,820	996,820	—	—
Amortized cost	53,137	53,137	1,545,119	1,446,605
FHLBC long-term borrowings	1,343,023	1,343,023	495,860	495,860
Commercial secured borrowings	63,152	63,152	66,707	66,707
Convertible notes	492,500	461,053	492,500	492,188
Other long-term debt	139,500	83,700	139,500	101,835

(1)	Upon adoption of ASU 2014-13 on January 1, 2015, we began to record loans held-for-investment in, and ABS issued by, consolidated Sequoia entities at fair value. See Note 3 for further discussion.

(2)	These assets are included in other assets on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 5. Fair Value of Financial Instruments - (continued)

During the years ended December 31, 2015 and 2014, we elected the fair value option for $236 million and $72 million of residential senior securities, $164 million and $9 million of residential subordinate securities, $10.21 billion and $8.81 billion of residential loans (principal balance), $618 million and $935 million of commercial loans (principal balance), $95 million and $96 million of MSRs, and zero and $7 million of guarantee assets, respectively. We anticipate electing the fair value option for all future purchases of residential loans and commercial senior loans that we intend to sell to third parties or transfer to securitizations as well as for MSRs purchased or retained from sales of residential loans.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at December 31, 2015 and December 31, 2014, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2015	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$3,927,370	$—	$129,819	$3,797,551
Commercial loans	106,798	—	—	106,798
Trading securities	404,011	—	—	404,011
Available-for-sale securities	829,245	—	—	829,245
Derivative assets	16,393	2,734	8,988	4,671
MSRs	191,976	—	—	191,976
Pledged collateral	53,600	53,600	—	—
FHLBC stock	34,437	—	34,437	—
Guarantee asset	5,697	—	—	5,697
Liabilities
Derivative liabilities	62,794	2,963	58,368	1,463
Commercial secured borrowings	63,152	—	—	63,152
ABS issued	996,820	—	—	996,820

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 5. Fair Value of Financial Instruments - (continued)

December 31, 2014	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$1,922,700	$—	$244,716	$1,677,984
Commercial loans	237,496	—	—	237,496
Trading securities	111,606	—	—	111,606
Available-for-sale securities	1,267,624	—	—	1,267,624
Derivative assets	16,417	6,654	8,603	1,160
MSRs	139,293	—	—	139,293
Pledged collateral	9,927	9,927	—	—
FHLBC Stock	10,688	—	10,688	—
Guarantee asset	7,201	—	—	7,201
Liabilities
Derivative liabilities	58,331	9,878	48,412	41
Commercial secured borrowings	66,707	—	—	66,707

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2015 and December 31, 2014.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets							Liabilities
	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives(1)	Commercial Secured Borrowings	ABS Issued
(In Thousands)
Beginning balance - December 31, 2014	$1,677,984	$237,496	$111,606	$1,267,624	$139,293	$7,201	$1,119	$66,707	$—
Transfer to FVO (2)	1,370,699	—	—	—	—	—	—	—	1,302,216
Acquisitions	5,231,532	617,519	399,990	33,370	95,281	—	—	—	—
Sales	(3,857,807)	(754,636)	(83,038)	(366,373)	(18,206)	—	—	—	(1,362)
Principal paydowns	(612,473)	(780)	(7,245)	(131,387)	—	—	—	(593)	(312,800)
Gains (losses) in net income, net	(6,071)	7,199	(17,302)	72,612	(24,392)	(1,377)	60,823	(3,011)	8,366
Unrealized losses in OCI, net	—	—	—	(46,961)	—	—	—	—	—
Other settlements, net (3)	(6,313)	—	—	360	—	(127)	(58,734)	49	400
Ending balance - December 31, 2015	$3,797,551	$106,798	$404,011	$829,245	$191,976	$5,697	$3,208	$63,152	$996,820

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 5. Fair Value of Financial Instruments - (continued)

	Assets							Liabilities
(In Thousands)	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives(1)	Commercial Secured Borrowings
Beginning balance - December 31, 2013	$391,100	$89,111	$124,555	$1,558,306	$64,824	$—	$(379)	$—
Acquisitions	5,020,988	937,594	81,545	237,499	95,550	7,201	—	65,048
Sales	(3,746,417)	(807,931)	(64,393)	(440,361)	—	—	—	—
Principal paydowns	(42,657)	(4,157)	(5,934)	(168,308)	—	—	—	(374)
Amortization income	—	—	—	32,774	—	—	—	—
Gains (losses) in net income, net	56,835	22,824	(24,167)	23,412	(21,081)	—	14,527	2,033
Unrealized gains in OCI, net	—	—	—	24,302	—	—	—	—
Other settlements, net (3)	(1,865)	55	—	—	—	—	(13,029)	—
Ending balance - December 31, 2014	$1,677,984	$237,496	$111,606	$1,267,624	$139,293	$7,201	$1,119	$66,707

(1)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.

(2)	Upon adoption of ASU 2014-13 on January 1, 2015, loans held-for-investment in, and ABS issued by, consolidated financial entities are now recorded at fair value. See Note 3 for further discussion.

(3)	Other settlements, net for derivatives represents the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at December 31, 2015, 2014, and 2013. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the years ended December 31, 2015, 2014, and 2013 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2015, 2014, and 2013 Included in Net Income

	Included in Net Income
	Years Ended December 31,
(In Thousands)	2015	2014	2013
Assets
Residential loans at Redwood	$(5,541)	$16,512	$(290)
Residential loans at consolidated Sequoia entities	7,422	—	—
Commercial loans	(2,620)	3,357	1,501
Trading securities	(13,391)	(25,216)	32,496
Available-for-sale securities	(246)	(434)	(1,108)
MSRs	(3,471)	(15,239)	14,196
Loan purchase commitments	4,252	1,119	—
Guarantee asset	(1,504)	—	—

Liabilities
Loan purchase commitments	$—	$—	$(379)
Commercial secured borrowing	3,011	2,033	—
ABS issued	(8,366)	—	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents information on assets recorded at fair value on a non-recurring basis at December 31, 2015 and December 31, 2014. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our balance sheet at December 31, 2015 and December 31, 2014.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

					Gain (Loss) for Year Ended
December 31, 2015	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2015
Assets
Residential loans, at lower of cost or fair value	$1,096	$—	$—	$1,096	$3
REO	2,395	—	—	2,395	(764)
Liabilities
Guarantee obligation	4,414	—	—	4,414	—

					Gain (Loss) for Year Ended
December 31, 2014	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2014
Assets
Residential loans, at lower of cost or fair value	$1,104	$—	$—	$1,104	$(1)
REO	2,069	—	—	2,069	(320)
Liabilities
Guarantee obligation	7,201	—	—	7,201	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the years ended December 31, 2015, 2014, and 2013.
Table 5.6 – Market Valuation Gains and Losses, Net

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Mortgage banking and investment activities, net
Residential loans held-for-sale, at fair value	$3,712	$51,312	$(10,455)
Residential loan purchase and forward sale commitments	50,234	13,891	(399)
Residential loans held-for-investment at fair value, at Redwood	(6,337)	(697)	—
Consolidated Sequoia entities (1)	(1,192)	(894)	(612)
Commercial loans, at fair value (2)	10,265	20,788	8,694
Trading securities	(17,279)	(24,197)	38,926
Impairments on AFS securities	(246)	(565)	(1,833)
Risk management derivatives, net	(52,146)	(38,959)	51,385
Guarantee asset	(1,504)	—	—
Other investments	(382)	104	—
Total mortgage banking and investment activities, net(3)	$(14,875)	$20,783	$85,706
MSR Income (loss), net
MSRs	$(24,392)	$(21,081)	$11,995
Risk management derivatives, net	(12,708)	—	—
Total MSR income (loss), net (4)	$(37,100)	$(21,081)	$11,995
Total market valuation gains and losses, net	$(51,975)	$(298)	$97,701

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

(2)
Commercial loans at fair value does not include commercial A-notes, which were sold in 2014, but did not qualify for sale treatment under GAAP. The market valuation gains and losses on the commercial A-notes and associated commercial secured borrowings net to zero in each period presented.

(3)
Mortgage banking and investment activities, net presented above does not include fee income or provisions for repurchases that are components of mortgage banking and investment activities, net presented on our consolidated statements of income, as these amounts do not represent market valuation changes.

(4)
MSR Income (loss), net presented above does not include net fee income or provisions for repurchases that are components of MSR Income (loss), net on our consolidated statements of income, as these amounts do not represent market valuation adjustments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 5. Fair Value of Financial Instruments - (continued)

Valuation Policy
We maintain a policy that specifies the methodologies we use to value different types of financial instruments. Significant changes to the valuation methodologies are reviewed by members of senior management to confirm the changes are appropriate and reasonable. Valuations based on information from external sources are performed on an instrument-by-instrument basis with the resulting amounts analyzed individually against internal calculations as well as in the aggregate by product type classification. Initial valuations are performed by our portfolio management groups using the valuation processes described below. Our finance department then independently reviews all fair value estimates using available market, portfolio, and industry information to ensure they are reasonable. Finally, members of senior management review all fair value estimates, including an analysis of the methodology and valuation changes from prior reporting periods.
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
December 31, 2015

Note 5. Fair Value of Financial Instruments - (continued)

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

December 31, 2015	Fair Value						Weighted Average
(Dollars in Thousands, except input values)		Unobservable Input	Range
Assets
Residential loans, at fair value:
Jumbo fixed rate loans	$1,936,062	Whole loan spread to TBA price	$3.10	-	$4.53		$4.27

Jumbo hybrid loans	206,309	Prepayment rate (Annual CPR)	15	-	15%		15%
		Spread to swap rate	125	-	165	bps	138	bps

Jumbo loans committed to sell	633,310	Committed Sales Price	$102.56	-	$102.61		$102.58

Loans held by consolidated Sequoia entities (1)	1,021,870	Liability price			N/A		N/A

Residential loans, at lower of cost or fair value	1,096	Loss severity	13	-	30%		21%

Commercial loans, at fair value	106,798	Spread to swap rate	221	-	221	bps	221	bps
		Credit support	26	-	26%		26%

Trading and AFS securities	1,233,256	Discount rate	5	-	12%		6%
		Prepayment rate (annual CPR)	1	-	35%		12%
		Default rate	0	-	35%		6%
		Loss severity	20	-	65%		29%
		Credit support	0	-	48%		4%

MSRs	191,976	Discount rate	9	-	12%		10%
		Prepayment rate (annual CPR)	5	-	60%		10%
		Per loan annual cost to service	$72	-	$82		$79

Guarantee asset	5,697	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	12	-	12%		12%

REO	2,395	Loss severity	0	-	89%		51%

Loan purchase commitments, net (2)	3,208	MSR Multiple	0	-	6	x	3.4	x
		Fallout rate	1	-	99%		25%
		Whole loan spread to TBA price	3.10	-	4.38		4.16
		Prepayment rate (Annual CPR)	15	-	15		15%
		Spread to swap rate	125	-	165	bps	137	bps

Liabilities
ABS issued(1)	996,820	Discount rate	5	-	9%		5%
		Prepayment rate (annual CPR)	2	-	23%		12%
		Default rate	1	-	12%		7%
		Loss severity	20	-	32%		27%
		Credit support	—	-	33%		9%

Commercial secured financing	63,152	Spread to swap rate	219	-	220	bps	220	bps
		Credit support	25%	-	25%		25%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 5. Fair Value of Financial Instruments - (continued)

Notes to Table 5.7

(1)
Upon adoption of ASU 2014-13 on January 1, 2015, we began to record loans held-for-investment in, and ABS issued by, consolidated Sequoia entities at fair value. In accordance with this new guidance, the fair value of the loans in these entities was based on the fair value of the liabilities (ABS) issued by these entities, which we determined were more readily observable. See Note 3 for further discussion.

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
Residential Loans
Estimated fair values for residential loans are determined using models that incorporate various observable inputs, including pricing information from recent securitizations and whole loan sales. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices for senior RMBS and indexed swap rates for subordinate RMBS (Level 3). Pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed TBA prices for fixed-rate loans and indexed swap rates for hybrid loans (Level 3). Other observable inputs include Agency RMBS transactions, benchmark interest rates, and prepayment rates. At December 31, 2015, our jumbo fixed-rate loans were priced exclusively using whole loan sale inputs. These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions.
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
December 31, 2015

Note 5. Fair Value of Financial Instruments - (continued)

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
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at December 31, 2015, we received dealer price indications on 79% of our securities, representing 94% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.
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
LPC fair values for conforming loans are estimated based on quoted Agency MBS prices, estimates of the fair value of the MSRs we expect to retain in the sale of the loans, and the probability that the mortgage loan will be purchased (Level 3). FSC fair values for conforming loans are obtained using quoted Agency prices. LPC fair values for jumbo loans are estimated based on the estimated fair values of the underlying loans (as described in "Residential loans" above) as well as the probability that the mortgage loan will be purchased (Level 3).
For other derivatives, valuations are based on various factors such as liquidity, bid/ask spreads, and credit considerations for which we rely on available market inputs. In the absence of such inputs, management’s best estimate is used (Level 3).
MSRs
MSRs include the rights to service jumbo and conforming residential mortgage loans. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. These inputs include market discount rates, prepayment rates of serviced loans, and the market cost of servicing. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Estimated fair values are based on applying the inputs to generate the net present value of estimated future MSR income (Level 3). These discounted cash flow models utilize certain significant unobservable inputs including prepayment rate and discount rate assumptions. An increase in these unobservable inputs will reduce the estimated fair value of the MSRs.
As part of our MSR valuation process, we received a valuation estimate from a third-party valuations firm. In the aggregate, our internal valuation of the MSRs were within 1% of the third-party valuation.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 5. Fair Value of Financial Instruments - (continued)

FHLBC Stock
Our Federal Home Loan Bank ("FHLB") member subsidiary is required to purchase Federal Home Loan Bank of Chicago ("FHLBC") stock under a borrowing agreement between our FHLBC member subsidiary and the FHLBC. Under this agreement, the stock is redeemable at face value, which represents the carrying value and fair value of the stock (Level 2).
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
Guarantee Obligations
In association with our risk sharing transactions with the Agencies we have made certain guarantees. For these transactions, at the close of each delivery period, or at quarter-end for open delivery periods, we recognize a liability representing the fair value of the guarantee obligation we assumed. Fair values of guarantee obligations are determined using internal models that incorporate certain significant inputs that are considered unobservable and are therefore Level 3 in nature.  Pricing inputs include prepayment assumptions, loss assumptions, and discount rates.  An increase in discount rates or loss rates, or a decrease in prepayment rates, would reduce the estimated fair value of the guarantee obligations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 5. Fair Value of Financial Instruments - (continued)

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
FHLBC Borrowings
FHLBC borrowings include amounts borrowed from the FHLBC that are secured, generally by residential mortgage loans. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 2).
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 6. Residential Loans
We acquire residential loans from third-party originators. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at December 31, 2015 and December 31, 2014.
Table 6.1 – Classifications and Carrying Values of the Residential Loans

December 31, 2015
(In Thousands)	Redwood	Sequoia (1)	Total
Held-for-sale
Fair value - conforming	$129,819	$—	$129,819
Fair value - jumbo	984,486	—	984,486
Lower of cost or fair value - jumbo	1,433	—	1,433
Total held-for-sale	1,115,738	—	1,115,738

Held-for-investment
Fair value - jumbo	1,791,195	1,021,870	2,813,065
Total Residential Loans	$2,906,933	$1,021,870	$3,928,803

December 31, 2014
(In Thousands)	Redwood	Sequoia (1)	Total
Held-for-sale
Fair value - conforming	$244,714	$—	$244,714
Fair value - jumbo	1,096,317	—	1,096,317
Lower of cost or fair value - jumbo	1,488	—	1,488
Total held-for-sale	1,342,519	—	1,342,519

Held-for-investment
Fair value - jumbo	581,668	—	581,668
At amortized cost	—	1,474,386	1,474,386
Total Residential Loans	$1,924,187	$1,474,386	$3,398,573

(1)	Upon adoption of ASU 2014-13 on January 1, 2015, we began to record loans held-for-investment at consolidated Sequoia entities at fair value. See Note 3 for further discussion.
At December 31, 2015, we owned mortgage servicing rights associated with $2.23 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our balance sheet. We contract with a licensed sub-servicer that performs servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
At December 31, 2015, we owned 1,763 loans held-for-sale at fair value with an unpaid principal balance of $1.09 billion and an aggregate fair value of $1.11 billion, compared to 2,273 loans with an unpaid principal balance of $1.30 billion and an aggregate fair value of $1.34 billion at December 31, 2014.
At December 31, 2015, two of these loans were greater than 90 days delinquent and one of these loans was in foreclosure. At December 31, 2014, none of these loans were greater than 90 days delinquent and one of these loans was in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 6. Residential Loans - (continued)

During the years ended December 31, 2015 and 2014, we purchased $10.21 billion and $8.81 billion (principal balance) of loans, respectively, for which we elected the fair value option. During the years ended December 31, 2015 and 2014, we recorded $4 million and $51 million of positive valuation adjustments, respectively, on residential loans held-for-sale at fair value through mortgage banking and investment activities, net, a component of our consolidated statements of income. During the years ended December 31, 2015 and 2014, we sold $9.04 billion and $7.90 billion (principal balance) of loans held-for-sale, respectively. At December 31, 2015, loans held-for-sale with a market value of $1.07 billion were pledged as collateral under short-term borrowing agreements.
At Lower of Cost or Fair Value
At both December 31, 2015 and December 31, 2014, we held nine residential loans at the lower of cost or fair value with $2 million in outstanding principal balance. At December 31, 2015, two of these loans were greater than 90 days delinquent and one of these loans was in foreclosure. At December 31, 2014, none of these loans were greater than 90 days delinquent and one of these loans were in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At December 31, 2015, we owned 2,398 held-for-investment loans at Redwood with an unpaid principal balance of $1.76 billion and an aggregate fair value of $1.79 billion, compared to 804 loans with an unpaid principal balance of $566 million and an aggregate fair value of $580 million at December 31, 2014. At December 31, 2015, none of these loans were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2014, none of these loans were greater than 90 days delinquent and one of the loans was in foreclosure.
During the years ended December 31, 2015 and 2014, we transferred loans with a fair value of $1.50 billion and $583 million, respectively, from held-for-sale to held-for-investment. During the year ended December 31, 2015, we transferred loans with a fair value of $143 million from held-for-investments to held-for-sale. We did not transfer loans from held-for-investments to held-for-sale during the year ended December 31, 2014.
During the years ended December 31, 2015 and 2014, we recorded negative $6 million and negative $1 million of valuation adjustments, respectively, on residential loans held-for-investment at fair value through mortgage banking and investment activities, net, a component of our consolidated statements of income. At December 31, 2015, $1.68 billion of these loans were pledged as collateral under a borrowing agreement with the FHLBC.
The outstanding loans held-for-investment at Redwood at December 31, 2015 were prime-quality, first lien loans, of which 88% were originated in 2014 and 2015, 6% were originated in 2013, and 6% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 772 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 65% (at origination). At December 31, 2015, these loans were comprised of 97% fixed-rate loans with a weighted average coupon of 4.07%, and the remainder were hybrid or ARM loans with a weighted average coupon of 3.55%.
At Consolidated Sequoia Entities
On January 1, 2015, we eliminated $13 million of unamortized premium, net and $21 million of allowance for loan losses related to loans at our consolidated Sequoia entities as part of our initial adoption of ASU 2014-13 and recorded a valuation adjustment on these loans to reduce the loan carrying values to their estimated fair values. See Note 3 for further discussion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 6. Residential Loans - (continued)

The following table details the carrying value for residential loans held-for-investment at consolidated Sequoia entities at December 31, 2015 and December 31, 2014.
Table 6.2 – Carrying Value for Held-for-Investment Residential Loans at Sequoia Entities

(In Thousands)	December 31, 2015	December 31, 2014
Principal balance	$1,122,415	$1,483,213
Unamortized premium, net	—	12,511
Allowance for loan losses	—	(21,338)
Valuation adjustment	(100,545)	—
Carrying Value	$1,021,870	$1,474,386
At December 31, 2015, we owned 4,545 held-for-investment loans at consolidated Sequoia entities. At origination, the weighted average FICO score of borrowers backing these loans was 729, the weighted average LTV ratio of these loans was 66% and the loans were nearly all first lien and prime-quality. At December 31, 2015 and December 31, 2014, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $59 million and $70 million, respectively, and the unpaid principal balance of loans in foreclosure was $32 million and $39 million, respectively. During the years ended December 31, 2015 and 2014, we recorded positive $7 million and zero, respectively, of net valuation adjustments on these loans through mortgage banking and investment activities, net on our consolidated statements of income.
Residential Loan Characteristics
The following table presents the geographic concentration of residential loans recorded on our consolidated balance sheets at December 31, 2015 and 2014.
Table 6.3 – Geographic Concentration of the Residential Loans

	December 31, 2015			December 31, 2014
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment at Sequoia	Held-for- Investment at FVO	Held-for-Sale	Held-for- Investment at Sequoia	Held-for- Investment at FVO
California	41%	18%	39%	39%	20%	24%
Texas	9%	6%	11%	9%	5%	14%
Washington	6%	2%	3%	5%	2%	4%
Colorado	5%	3%	5%	—%	—%	8%
Florida	4%	14%	4%	4%	13%	6%
Virginia	3%	3%	4%	5%	3%	7%
Georgia	3%	5%	1%	2%	5%	—%
Massachusetts	2%	2%	4%	6%	2%	5%
New York	1%	8%	5%	2%	8%	3%
Other states (none greater than 5%)	26%	39%	24%	28%	42%	29%
Total	100%	100%	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 6. Residential Loans - (continued)

The following table displays the loan product type and accompanying loan characteristics of residential loans recorded on our consolidated balance sheets at December 31, 2015 and 2014.
Table 6.4 – Classifications and Carrying Values of Residential Loans

December 31, 2015
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Redwood (2):
ARM loans
$251	to	$500	2	3.63%	to	3.75%	2044-07	-	2044-07	$563	$—	$—
$501	to	$750	2	3.50%	to	3.50%	2045-09	-	2045-10	1,671	—	—
$751	to	$1,000	1	3.63%	to	3.63%	2044-08	-	2044-08	1,267	—	—
			5							3,501	—	—
Hybrid ARM loans
$251	to	$500	7	2.88%	to	3.88%	2044-01	-	2044-09	2,963	—	—
$501	to	$750	28	2.63%	to	4.9%	2040-09	-	2044-10	17,514	—	—
$751	to	$1,000	15	2.75%	to	5.05%	2039-05	-	2044-11	12,994	—	—
	over	$1,000	6	2.88%	to	5.2%	2039-04	-	2044-12	8,797	—	—
			56							42,268	—	—
Fixed loans
$—	to	$250	29	3.64%	to	5.38%	2039-04	-	2045-10	5,295	242	—
$251	to	$500	484	3.13%	to	5.13%	2029-07	-	2045-12	212,732	913	—
$501	to	$750	959	2.94%	to	5.25%	2026-11	-	2045-12	595,863	3,213	—
$751	to	$1,000	552	2.90%	to	5.00%	2024-01	-	2045-12	480,557	989	—
	over	$1,000	313	3.14%	to	5.00%	2027-04	-	2045-12	418,774	—	—
			2,337							1,713,221	5,357	—
Total HFI at Redwood:			2,398							$1,758,990	$5,357	$—
Held-for-Investment at Sequoia (1):
ARM loans:
$—	to	$250	3,133	0.38%	to	5.16%	2013-02	-	2035-11	$355,415	$10,661	$13,078
$251	to	$500	858	—%	to	5.63%	2013-12	-	2036-05	296,425	9,620	15,345
$501	to	$750	269	0.63%	to	4.66%	2014-05	-	2035-09	161,273	4,578	7,209
$751	to	$1,000	135	0.38%	to	2.38%	2019-02	-	2035-07	118,983	3,586	8,473
	over	$1,000	109	—%	to	2.63%	2022-01	-	2036-05	169,492	1,341	14,718
			4,504							1,101,588	29,786	58,823
Hybrid ARM loans:
$—	to	$250	3	2.75%	to	2.88%	2033-09	-	2034-06	317	—	—
$251	to	$500	20	2.63%	to	2.88%	2033-07	-	2034-12	7,523	—	—
$501	to	$750	15	2.63%	to	2.88%	2033-08	-	2034-12	9,874	542	—
$751	to	$1,000	2	2.75%	to	2.75%	2033-07	-	2033-08	1,547	—	—
	over	$1,000	1	2.75%	to	2.75%	2033-09	-	2033-09	1,566	—	—
			41							20,827	542	—
Total HFI at Sequoia:			4,545							$1,122,415	$30,328	$58,823
Held-for-Sale:
ARM loans
$64	to	$1,298	14	1.50%	to	4.00%	2032-11	-	2045-12	$5,258	$—	$415
Hybrid ARM loans
$164	to	$1,989	356	2.50%	to	4.25%	2037-06	-	2046-01	276,457	2,249	—
Fixed loans
$30	to	$2,332	1,402	2.75%	to	5.25%	2025-09	-	2046-01	809,803	2,097	1,437
Total Held-for-Sale			1,772							$1,091,518	$4,346	$1,852

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 6. Residential Loans - (continued)

December 31, 2014
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Redwood (2):
Hybrid ARM loans
$251	to	$500	29	2.38%	to	3.75%	2044-01	-	2044-10	$12,487	$—	$—
$501	to	$750	80	2.38%	to	4.25%	2044-02	-	2044-11	49,085	619	—
$751	to	$1,000	51	2.38%	to	3.75%	2043-05	-	2044-11	43,835	—	—
	over	$1,000	14	2.38%	to	3.25%	2044-03	-	2044-11	17,720	—	—
			174							123,127	619	—
Fixed loans
$—	to	$250	1	4.13%	to	4.13%	2044-07	-	2044-07	75	—	—
$251	to	$500	158	3.13%	to	4.75%	2029-01	-	2044-12	72,931	894	—
$501	to	$750	272	3.13%	to	5.00%	2029-04	-	2044-12	165,574	624	—
$751	to	$1,000	136	3.13%	to	4.88%	2029-01	-	2044-12	116,892	—	—
	over	$1,000	63	3.25%	to	5.00%	2024-01	-	2044-12	87,773	—	—
			630							443,245	1,518	—
Total HFI at Redwood:			804							$566,372	$2,137	$—
Held-for-Investment at Sequoia (1):
ARM loans:
$—	to	$250	3,400	0.25%	to	5.50%	2012-12	-	2035-11	$400,779	$14,604	$16,332
$251	to	$500	1,041	0.00%	to	5.63%	2013-12	-	2036-05	360,848	14,536	13,955
$501	to	$750	328	0.50%	to	4.66%	2013-08	-	2035-09	198,661	7,218	12,862
$751	to	$1,000	162	0.25%	to	2.38%	2019-02	-	2035-07	143,687	2,396	9,262
	over	$1,000	132	0.00%	to	2.63%	2022-01	-	2036-05	207,539	2,494	16,106
			5,063							1,311,514	41,248	68,517
Hybrid ARM loans:
$—	to	$250	3	2.63%	to	2.63%	2033-09	-	2034-03	364	—	—
$251	to	$500	26	2.50%	to	5.15%	2033-07	-	2039-12	10,056	—	319
$501	to	$750	23	2.50%	to	4.65%	2033-07	-	2040-09	14,711	—	—
$751	to	$1,000	11	2.50%	to	4.80%	2033-07	-	2040-12	9,393	—	—
	over	$1,000	7	2.50%	to	4.95%	2033-09	-	2040-11	11,786	—	—
			70							46,310	—	319
Fixed loans:
$—	to	$250	7	3.70%	to	4.90%	2039-04	-	2041-02	1,040	—	—
$251	to	$500	42	3.45%	to	5.13%	2039-02	-	2041-07	17,574	—	—
$501	to	$750	71	3.65%	to	5.25%	2039-02	-	2041-08	42,609	—	—
$751	to	$1,000	38	4.20%	to	5.25%	2040-08	-	2041-08	32,966	—	726
	over	$1,000	24	4.30%	to	5.38%	2040-09	-	2041-06	31,200	—	—
			182							125,389	—	726
Total HFI at Sequoia:			5,315							$1,483,213	$41,248	$69,562
Held-for-Sale:
ARM loans
$66	to	$359	8	1.88%	to	2.25%	2032-11	-	2033-10	$1,286	$170	$471
Hybrid ARM loans
$252	to	$1,985	109	2.63%	to	4.00%	2037-06	-	2045-01	84,271	—	—
Fixed loans
$75	to	$2,496	2,165	2.88%	to	5.00%	2024-12	-	2045-01	1,219,936	1,178	—
Total Held-for-Sale			2,282							$1,305,493	$1,348	$471

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 6. Residential Loans - (continued)

Notes to Table 6.4

(1)	Upon adoption of ASU 2014-13 on January 1, 2015, we began to record loans held-for-investment at consolidated Sequoia entities at fair value. See Note 3 for further discussion.

(2)
Rate is net of servicing fee for consolidated loans for which we do not own the MSR. For borrowers whose current rate is less than the applicable servicing fee, the rate shown in the table above is zero.

Allowance for Loan Losses on Residential Loans
Upon adoption of ASU 2014-13 on January 1, 2015, we began to record loans held-for-investment at consolidated Sequoia entities at fair value. See Note 3 for further discussion. Prior to the adoption of ASU 2014-13, we established and maintained an allowance for loan losses for residential loans held-for-investment. The allowance included a component for pools of residential loans owned at Sequoia securitization entities that we collectively evaluated for impairment, and a component for loans individually evaluated for impairment that included restructured residential loans at Sequoia entities were determined to be troubled debt restructurings.
Activity in the Allowance for Loan Losses on Residential Loans
The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2015, 2014, and 2013.
Table 6.5 – Allowance for Loan Losses

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Balance at beginning of period	$21,338	$25,427	$28,504
Charge-offs, net	—	(4,966)	(4,525)
Provision for loan losses	—	877	1,448
Other adjustments (1)	(21,338)	—	—
Balance at End of Period	$—	$21,338	$25,427

(1)	Upon adoption of ASU 2014-13 on January 1, 2015, we began to record loans held-for-investment at consolidated Sequoia entities at fair value. See Note 3 for further discussion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 7. Commercial Loans
We invest in commercial loans that we originated as well as loans that we acquired from third-party originators. The following table summarizes the classifications and carrying value of commercial loans at December 31, 2015 and December 31, 2014.
Table 7.1 – Classifications and Carrying Value of Commercial Loans

(In Thousands)	December 31, 2015	December 31, 2014
Held-for-sale, at fair value	$39,141	$166,234
Held-for-investment
At fair value	67,657	71,262
At amortized cost	295,849	329,431
Total Commercial Loans	$402,647	$566,927
Of the held-for-investment commercial loans shown above at December 31, 2015 and December 31, 2014, $166 million and $195 million, respectively, were financed through the Commercial Securitization entity, and $135 million and $80 million were pledged as collateral under short-term borrowing arrangements.
Commercial Loans Held-for-Sale at Fair Value
Commercial loans held-for-sale include loans we have originated and intend to sell to third parties. At December 31, 2015, we held four senior commercial mortgage loans at fair value, with an aggregate outstanding principal balance of $39 million and an aggregate fair value of $39 million. As of December 31, 2014, there were 13 senior commercial mortgage loans at fair value, with an aggregate outstanding principal balance of $163 million and an aggregate fair value of $166 million.
During the years ended December 31, 2015 and 2014, we originated $618 million and $904 million (principal balance), respectively, of senior commercial loans for which we elected the fair value option and sold $741 million and $791 million (principal balance), respectively, of loans to third parties. During the years ended December 31, 2015 and 2014, we recorded positive $10 million and positive $21 million, respectively, of valuation adjustments on senior commercial mortgage loans for which we elected the fair value option through mortgage banking and investment activities, net on our consolidated statements of income. At December 31, 2015, all commercial loans held-for-sale were current and loans with a market value of $18 million were pledged as collateral under short-term borrowing arrangements. In February 2016, we discontinued commercial loan originations.
Commercial Loans Held-for-Investment
At Fair Value
Commercial loans held-for-investment at fair value include senior mortgage loans for which we have elected the fair value option and have been split into senior A-notes and junior B-notes. Although the A-notes for each of the loans were sold, the transfers did not qualify for sale accounting treatment and we treated the sales as secured borrowings. At December 31, 2015, we held three of these A/B notes with an aggregate outstanding principal balance of $67 million and an aggregate fair value of $68 million. At December 31, 2014, we held three A/B notes, with an aggregate outstanding principal balance of $68 million and an aggregate fair value of $71 million. We carry the A-notes and associated secured commercial borrowings at the same fair values and the periodic valuation adjustments associated with these assets and liabilities offset through mortgage banking and investment activities, net on our consolidated statements of income. During the years ended December 31, 2015 and 2014, there were no net changes in the fair value of the B-notes, in which we retain an actual economic interest. The carrying value of the B-notes at both December 31, 2015 and December 31, 2014 was $5 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 7. Commercial Loans - (continued)

At Amortized Cost
Commercial loans held-for-investment at amortized cost include loans we have originated and preferred equity investments we made or, in either case, acquired from third parties. As of December 31, 2015, these loans primarily include mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property, rather than a lien on the commercial property. The preferred equity investments are typically preferred equity interests in a single purpose entity that owns commercial property and are included within, and referred to herein, as commercial loans held-for-investment due to the fact that their risks and payment characteristics are nearly equivalent to commercial mezzanine loans.
The following table provides additional information for our commercial loans held-for-investment at amortized cost at December 31, 2015 and December 31, 2014.
Table 7.2 – Carrying Value for Commercial Loans Held-for-Investment

(In Thousands)	December 31, 2015	December 31, 2014
Principal balance	$307,047	$341,750
Unamortized discount, net	(4,096)	(4,862)
Recorded investment	302,951	336,888
Allowance for loan losses	(7,102)	(7,457)
Carrying Value	$295,849	$329,431
At December 31, 2015 and December 31, 2014, we held 59 and 60, respectively, commercial loans held-for-investment at amortized cost. During the years ended December 31, 2015 and 2014, we originated or acquired $22 million and $59 million, respectively, of commercial loans held-for-investment at amortized cost. During the years ended December 31, 2015 and December 31, 2014, we received repayments of $57 million and $71 million, respectively, and in connection with certain loan prepayments, we received $4 million and $2 million, respectively, of yield maintenance fees. Of the $303 million of recorded investment in commercial loans held-for-investment at December 31, 2015, 7% was originated in 2015, 19% was originated in 2014, 16% was originated in 2013, 31% was originated in 2012, 23% was originated in 2011, and 4% was originated in 2010.
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
The following table presents the principal balance of commercial loans held-for-investment by risk category.
Table 7.3 – Principal Balance of Commercial Loans Held-for-Investment by Risk Category

(In Thousands)	December 31, 2015	December 31, 2014
Pass	$272,768	$316,122
Watch list	34,279	25,628
Total Commercial Loans Held-for-Investment	$307,047	$341,750

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 7. Commercial Loans - (continued)

The following table summarizes the activity in the allowance for commercial loan losses for the years ended December 31, 2015, 2014, and 2013.
Table 7.4 – Activity in the Allowance for Commercial Loan Losses

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Balance at beginning of period	$7,457	$7,373	4,084
Charge-offs, net	—	—	—
(Reversal of) provision for loan losses	(355)	84	3,289
Balance at End of Period	$7,102	$7,457	$7,373
At December 31, 2015 and December 31, 2014, all of our commercial loans collectively evaluated for impairment were current. The following table summarizes the balances for loans collectively evaluated for impairment at December 31, 2015 and December 31, 2014.
Table 7.5 – Loans Collectively Evaluated for Impairment Review

(In Thousands)	December 31, 2015	December 31, 2014
Principal balance	$307,047	$341,750
Recorded investment	302,951	336,888
Related allowance	7,102	7,457
Commercial Loans Individually Evaluated for Impairment
We did not have any loans individually evaluated for impairment for either of the years ended December 31, 2015 or 2014.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 7. Commercial Loans - (continued)

Commercial Loan Characteristics
The following table displays the geographic concentration of commercial loans recorded on our consolidated balance sheets at December 31, 2015 and 2014.
Table 7.6 – Geographic Concentration of Commercial Loans

	December 31, 2015		December 31, 2014
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment	Held-for-Sale	Held-for- Investment
Nevada	45%	—%	—%	—%
Virginia	26%	—%	—%	—%
Florida	18%	10%	—%	17%
Illinois	11%	—%	—%	—%
California	—%	22%	6%	19%
New York	—%	19%	—%	18%
Michigan	—%	10%	18%	8%
Washington, District of Columbia	—%	—%	25%	—%
Colorado	—%	—%	17%	—%
Connecticut	—%	—%	10%	—%
Texas	—%	5%	9%	—%
Maryland	—%	—%	7%	—%
North Carolina	—%	—%	—%	6%
Other states (none greater than 5%)	—%	34%	8%	32%
Total	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 7. Commercial Loans - (continued)

The following table displays the loan product type and accompanying loan characteristics of commercial loans recorded on our consolidated balance sheets at December 31, 2015 and 2014.
Table 7.7 – Characteristics and Product Types of Commercial Loans

December 31, 2015
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment:
Fixed-rate loans
$—	to	$5,000	40	9.50%	to	12.50%	2016-08	-	2024-12	$109,973	$—	$—
$5,001	to	$10,000	11	4.43%	to	11.00%	2015-04	-	2025-01	87,510	—	—
$10,001	to	$15,000	3	9.50%	to	9.50%	2018-01	-	2021-06	42,374	—	—
$15,001	to	$20,000	1	10.50%	to	11.00%	2016-06	-	2022-06	20,000	—	—
$25,001	to	$30,000	1			10.00%			2016-10	25,405	—	—
			56							285,262	—	—
ARM loans:
$—	to	$5,000	1	11.20%	to	11.20%	2016-11	-	2016-11	1,330	—	—
$5,001	to	$10,000	1	12.00%	to	12.00%	2015-02	-	2016-10	5,455	—	—
$10,001	to	$15,000	1	9.16%	to	9.16%	2014-11	-	2016-08	15,000	—	—
			3							21,785	—	—
Total Held-for-Investment			59							$307,047	$—	$—
Held-for-Investment, at Fair Value:
Fixed-rate loans:
$—	to	$5,000	3	10.00%	to	10.00%	2023-12	-	2024-04	$4,505	$—	$—
$10,001	to	$15,000	1			4.95%			2014-01	11,169	—	—
$20,001	to	$25,000	1			4.83%			2023-12	21,788	—	—
$25,001	to	$30,000	1			4.79%			2024-04	29,500	—	—
Total Held-for-Investment, at Fair Value			6							$66,962	$—	$—
Held-for-Sale
Fixed-rate loans:
$—	to	$5,000	1	4.81%	to	4.81%	2025-10	-	2025-10	$4,150	$—	$—
$5,001	to	$10,000	2	5.05%		5.05%	2026-01	-	2026-01	16,900	—	—
$15,001	to	$20,000	1	4.90%		4.90%	2025-12	-	2025-12	17,700	—	—
Total Held-for-Sale			4							$38,750	$—	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 7. Commercial Loans - (continued)

December 31, 2014
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment:
Fixed-rate loans
$—	to	$5,000	37	9.50%	to	12.50%	2016-08	-	2024-12	$102,994	$—	$—
$5,001	to	$10,000	14	4.43%	to	11.00%	2015-04	-	2025-01	109,551	—	—
$10,001	to	$15,000	2	9.50%	to	9.50%	2018-01	-	2021-06	24,874	—	—
$15,001	to	$20,000	2	10.50%	to	11.00%	2016-06	-	2022-06	37,700	—	—
$25,001	to	$30,000	1			10.00%			2016-10	25,629	—	—
			56							300,748	—	—
ARM loans:
$5,001	to	$10,000	2	10.80%	to	12.00%	2015-02	-	2016-10	15,478	—	—
$10,001	to	$15,000	2	9.16%	to	11.20%	2014-11	-	2016-08	25,524	—	—
			4							41,002	—	—
Total Held-for-Investment			60							$341,750	$—	$—
Held-for-Investment, at Fair Value:
Fixed-rate loans:
$—	to	$5,000	3	10.00%	to	10.00%	2023-12	-	2024-04	$4,555	$—	$—
$10,001	to	$15,000	1			4.95%			2024-01	11,399	—	—
$20,001	to	$25,000	1			4.83%			2023-12	22,102	—	—
$25,001	to	$30,000	1			4.79%			2024-04	29,500	—	—
Total Held-for-Investment, at Fair Value			6							$67,556	$—	$—
Held-for-Sale
Fixed-rate loans:			13	4.19%	to	4.79%	2024-12	-	2045-01	$162,790	$—	$—
Note 8. Real Estate Securities
We invest in residential mortgage-backed securities. The following table presents the fair values of our real estate securities by type at December 31, 2015 and December 31, 2014.
Table 8.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	December 31, 2015	December 31, 2014
Trading	$404,011	$111,606
Available-for-sale	829,245	1,267,624
Total Real Estate Securities	$1,233,256	$1,379,230
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 8. Real Estate Securities - (continued)

Trading Securities
The following table presents the fair value of trading securities by collateral type at December 31, 2015 and December 31, 2014.
Table 8.2 – Trading Securities by Collateral Type

(In Thousands)	December 31, 2015	December 31, 2014
Senior Securities
Prime	$248,570	$93,802
Non-prime	5,781	7,951
Total Senior Securities	254,351	101,753
Subordinate Securities
Prime mezzanine (1)	136,140	—
Prime subordinate (2)	13,520	9,853
Total Subordinate Securities	149,660	9,853
Total Trading Securities	$404,011	$111,606

(1)	Mezzanine includes securities initially rated AA, A and BBB- and issued in 2012 or later.

(2)	Subordinate securities includes less than $1 million of non-prime securities at both December 31, 2015, and December 31, 2014.
We elected the fair value option for certain securities and classify them as trading securities. At December 31, 2015, our trading securities included $37 million of senior interest-only securities, for which there is no principal balance, $218 million of other senior securities, and $149 million of subordinate securities. The unpaid principal balance of senior and subordinate securities classified as trading securities was $217 million and $168 million, respectively, at December 31, 2015. During the years ended December 31, 2015 and 2014, we acquired $383 million and $80 million (principal balance), respectively, of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $18 million and $62 million, respectively, of such securities. During the years ended December 31, 2015 and 2014, we recorded negative $17 million and negative $24 million, respectively, of valuation adjustments on trading securities, included in mortgage banking and investment activities, net on our consolidated statements of income. As of December 31, 2015, trading securities with a carrying value of $347 million were pledged as collateral under short-term borrowing agreements. See Note 12 for additional information on short-term debt.
AFS Securities
The following table presents the fair value of our available-for-sale securities by collateral type at December 31, 2015 and December 31, 2014.
Table 8.3 – Available-for-Sale Securities by Collateral Type

(In Thousands)	December 31, 2015	December 31, 2014
Senior Securities
Prime	$210,993	$307,813
Non-prime	68,258	179,744
Total Senior Securities	279,251	487,557
Re-REMIC Securities	165,064	168,347
Subordinate Securities
Prime mezzanine (1)	220,141	448,838
Prime subordinate (2)	164,789	162,882
Total Subordinate Securities	384,930	611,720
Total AFS Securities	$829,245	$1,267,624

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 8. Real Estate Securities - (continued)

Notes to Table 8.3

(1)	Mezzanine includes securities initially rated AA, A and BBB- and issued in 2012 or later.

(2)	Subordinate securities includes less than $1 million of non-prime securities at both December 31, 2015, and December 31, 2014.
The senior securities shown above at December 31, 2014, included $105 million of prime securities and $117 million of non-prime securities that were financed through the Residential Resecuritization entity, as discussed in Note 4. At December 31, 2015, we did not have any senior securities financed through the Residential Resecuritization entity. As of December 31, 2015, AFS securities with a carrying value of $480 million were pledged as collateral under short-term borrowing agreements. See Note 12 for additional information on short-term debt.
During the years ended December 31, 2015 and 2014, we purchased $33 million and $237 million of AFS securities, respectively, and sold $366 million and $440 million of AFS securities, respectively, which resulted in net realized gains of $34 million and $12 million, respectively.
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
At December 31, 2015, there were $2 million of AFS securities with contractual maturities less than five years, no AFS securities with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at December 31, 2015 and December 31, 2014.
Table 8.4 – Carrying Value of AFS Securities

December 31, 2015	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$217,605	$75,591	$189,782	$490,249	$973,227
Credit reserve	(1,305)	(5,101)	(10,332)	(32,131)	(48,869)
Unamortized discount, net	(22,079)	(8,395)	(71,670)	(134,963)	(237,107)
Amortized cost	194,221	62,095	107,780	323,155	687,251
Gross unrealized gains	20,263	6,249	57,284	63,205	147,001
Gross unrealized losses	(3,491)	(86)	—	(1,430)	(5,007)
Carrying Value	$210,993	$68,258	$165,064	$384,930	$829,245

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 8. Real Estate Securities - (continued)

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
The following table presents the changes for the years ended December 31, 2015 and 2014, in unamortized discount and designated credit reserves on residential AFS securities.
Table 8.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$70,067	$296,342	$116,870	$298,469
Amortization of net discount	—	(36,850)	—	(42,835)
Realized credit losses	(8,535)	—	(11,501)	—
Acquisitions	2,557	15,791	3,581	15,348
Sales, calls, other	(7,296)	(46,346)	(2,555)	(11,533)
Impairments	—	246	565	—
Transfers to (release of) credit reserves, net	(7,924)	7,924	(36,893)	36,893
Ending Balance	$48,869	$237,107	$70,067	$296,342
AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at December 31, 2015 and December 31, 2014.
Table 8.6 – Gross Unrealized Losses on Residential AFS Securities

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
December 31, 2015	$87,718	$(1,972)	$85,746	$77,539	$(3,035)	$74,504
December 31, 2014	126,681	(1,374)	125,307	70,676	(1,422)	69,254
At December 31, 2015, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 224 AFS securities, of which 32 were in an unrealized loss position and 15 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2014, our consolidated balance sheet included 290 AFS securities, of which 31 were in an unrealized loss position and 10 were in a continuous unrealized loss position for 12 consecutive months or longer.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 8. Real Estate Securities - (continued)

Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $5 million at December 31, 2015. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At December 31, 2015, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
During the year ended December 31, 2015, we recognized less than $1 million of OTTI losses related to our AFS securities. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at December 31, 2015.
Table 8.7 – Significant Valuation Assumptions

Range for Securities
December 31, 2015	Prime	Non-prime
Prepayment rates	10 - 20%	8 - 12%
Projected losses	0 - 9%	5 - 6%

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at December 31, 2015, 2014, and 2013 for which a portion of an OTTI was recognized in other comprehensive income.
Table 8.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Balance at beginning of period	$33,849	$37,149	$50,852
Additions
Initial credit impairments	246	261	137
Subsequent credit impairments	—	70	—
Reductions
Securities sold, or expected to sell	(4,567)	(922)	(5,811)
Securities with no outstanding principal at period end	(1,251)	(2,709)	(8,029)
Balance at End of Period	$28,277	$33,849	$37,149

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 8. Real Estate Securities - (continued)

Gains and losses from the sale of AFS securities are recorded as realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the years ended December 31, 2015, 2014, and 2013.
Table 8.9 – Gross Realized Gains and Losses on AFS Securities

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Gross realized gains - sales	$34,922	$15,030	$24,613
Gross realized gains - calls	2,167	1,600	366
Gross realized losses - sales	(608)	(2,713)	(214)
Gross realized losses - calls	(112)	—	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$36,369	$13,917	$24,765

Note 9. Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the fair value of MSRs and the aggregate principal amounts of associated loans as of December 31, 2015 and December 31, 2014.
Table 9.1 – Fair Value of MSRs and Aggregate Principal Amounts of Associated Loans

	December 31, 2015		December 31, 2014
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Mortgage Servicing Rights
Conforming Loans	$133,838	$12,560,533	$81,301	$7,705,146
Jumbo Loans	58,138	5,705,939	57,992	5,962,784
Total Mortgage Servicing Rights	$191,976	$18,266,472	$139,293	$13,667,930
The following table presents activity for MSRs for the years ended December 31, 2015, 2014, and 2013.
Table 9.2 – Activity for MSRs

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Balance at beginning of period	$139,293	$64,824	$5,315
Additions	95,281	95,550	47,514
Sales	(18,206)	—	—
Changes in fair value due to:
Changes in assumptions (1)	(5,453)	(12,467)	15,719
Other changes (2)	(18,939)	(8,614)	(3,724)
Balance at End of Period	$191,976	$139,293	$64,824

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to realization of expected cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 9. Mortgage Servicing Rights - (continued)

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we acquire and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. We hold our MSR investments at a taxable REIT subsidiary. The following table details the retention and purchase of MSRs during the years ended December 31, 2015 and 2014.
Table 9.3 – MSR Additions

(In Thousands)	December 31, 2015		December 31, 2014
	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Jumbo MSR additions:
From securitization	$8,202	$882,860	$8,518	$1,002,235
From loan sales	352	33,022	488	58,793
Total jumbo MSR additions	8,554	915,882	9,006	1,061,028
Conforming MSR additions:
From loan sales	55,954	5,251,537	38,995	3,618,256
From purchases	30,773	2,952,345	47,549	3,993,387
Total conforming MSR additions	86,727	8,203,882	86,544	7,611,643
Total MSR Additions	$95,281	$9,119,764	$95,550	$8,672,671
The following table presents the components of our MSR income.
Table 9.4 – Components of MSR Income (Loss), net

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Servicing income
Income	$38,964	$19,362	$9,239
Cost of sub-servicer	(5,079)	(1,834)	(925)
Net servicing income	33,885	17,528	8,314
Market valuation changes of MSRs	(24,392)	(21,081)	11,995
Market valuation changes of associated derivatives (1)	(12,708)	—	—
MSR provision for repurchases	(707)	(708)	—
MSR Income (Loss), Net	$(3,922)	$(4,261)	$20,309

(1)	In the second quarter of 2015, we began to identify specific derivatives used to hedge the exposure of our MSRs to changes in market interest rates. See Note 2 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 10. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at December 31, 2015 and December 31, 2014.
Table 10.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	December 31, 2015		December 31, 2014
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$2,590	$658,000	$—	$—
TBAs	2,734	1,028,500	6,654	1,074,000
Swaptions	5,191	925,000	7,006	575,000
Credit default index swaps	1,207	25,000	1,597	50,000
Assets - Other Derivatives
Loan purchase commitments	4,671	764,161	1,160	288,467
Total Assets	$16,393	$3,400,661	$16,417	$1,987,467

Liabilities - Cash Flow Hedges
Interest rate swaps	$(48,232)	$139,500	$(46,845)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(10,134)	1,039,500	(1,328)	206,000
TBAs	(2,519)	1,450,500	(9,506)	1,110,000
Futures	(445)	78,000	(372)	90,000
Liabilities - Other Derivatives
Loan purchase commitments	(1,464)	375,815	(41)	27,324
Loan forward sale commitments	—	—	(239)	102,793
Total Liabilities	$(62,794)	$3,083,315	$(58,331)	$1,675,617
Total Derivative Financial Instruments, Net	$(46,401)	$6,483,976	$(41,914)	$3,663,084

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 10. Derivative Financial Instruments - (continued)

Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheet, we may enter into derivative contracts. At December 31, 2015, we were party to swaps and swaptions with an aggregate notional amount of $2.62 billion, TBA contracts sold with an aggregate notional amount of $2.48 billion, and financial futures contracts with an aggregate notional amount of $78 million. At December 31, 2014, we were party to swaps and swaptions with an aggregate notional amount of $920 million, TBA contracts sold with an aggregate notional amount of $2.18 billion, and financial futures contracts with an aggregate notional amount of $90 million. Net market valuation adjustments on risk management derivatives were negative $65 million, negative $39 million, and positive $51 million for the years ended December 31, 2015, 2014, and 2013, respectively. These net market valuation adjustments are recorded in mortgage banking and investment activities, net and MSR income (loss), net on our consolidated statements of income.
Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. Net valuation adjustments on LPCs and FSCs were positive $50 million, positive $14 million, and less than negative $1 million for the years ended December 31, 2015, 2014, and 2013, respectively, and are recorded in mortgage banking and investment activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to our long-term debt, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the years ended December 31, 2015, 2014, and 2013, changes in the values of designated cash flow hedges were negative $1 million, negative $30 million, and positive $32 million, respectively. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in accumulated other comprehensive income was $47 million and $46 million at December 31, 2015 and December 31, 2014, respectively. For the years ended December 31, 2015, 2014, and 2013, we reclassified less than $1 million of unrealized losses on derivatives to interest expense. Accumulated other comprehensive loss of less than $1 million will be amortized into interest expense, a component of our consolidated income statements, over the remaining life of the hedge liabilities.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the years ended December 31, 2015, 2014, and 2013.
Table 10.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Net interest expense on cash flows hedges	$(5,883)	$(5,951)	$(5,889)
Realized expense due to ineffective portion of cash flow hedges	—	—	—
Realized net losses reclassified from other comprehensive income	(95)	(164)	(281)
Total Interest Expense	$(5,978)	$(6,115)	$(6,170)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 10. Derivative Financial Instruments - (continued)

Derivative Counterparty Credit Risk
We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties that is not a clearinghouse must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements or other similar agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review non-clearinghouse derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA or other agreements with us; or (ii) do not meet internally established guidelines regarding creditworthiness. Our ISDA and similar agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. With respect to certain of our derivatives, clearing and settlement is through one or more clearinghouses, which may be substituted as a counterparty. Clearing and settlement of derivative transactions through a clearinghouse is also intended to reduce specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments. At December 31, 2015, we assessed this risk as remote and did not record a specific valuation adjustment.
At December 31, 2015, we had outstanding derivative agreements with six counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.
Note 11. Other Assets and Liabilities
Other assets at December 31, 2015 and December 31, 2014, are summarized in the following table.
Table 11.1 – Components of Other Assets

(In Thousands)	December 31, 2015	December 31, 2014
Margin receivable	$83,191	$65,374
Pledged collateral	53,600	9,927
FHLBC stock	34,437	10,688
Guarantee asset	5,697	7,201
Fixed assets and leasehold improvements (1)	4,117	3,008
REO	4,896	4,391
Investment receivable	3,870	1,103
Prepaid expenses	3,640	3,372
Deposits	—	5,000
Other	4,438	3,832
Total Other Assets	$197,886	$113,896

(1)	Fixed assets and leasehold improvements have a basis of $6 million and accumulated depreciation of $2 million at December 31, 2015.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 11. Other Assets and Liabilities - (continued)

Accrued expenses and other liabilities at December 31, 2015 and December 31, 2014 are summarized in the following table.
Table 11.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	December 31, 2015	December 31, 2014
Accrued compensation	$17,527	$19,273
Guarantee obligations	22,704	7,201
Margin payable	6,415	6,455
Residential loan and MSR repurchase reserve	6,403	3,724
Current accounts payable	4,764	2,112
Legal reserve	2,000	2,000
Accrued operating expenses	1,845	3,334
Other	8,239	8,145
Total Other Liabilities	$69,897	$52,244
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our derivatives, master repurchase agreements, and warehouse facilities counterparties, whereby we or the counterparty were required to post collateral.
Guarantee Asset, Pledged Collateral, and Guarantee Obligations
The pledged collateral, guarantee asset, and guarantee obligations presented in the tables above are related to the risk sharing arrangements we entered into with Fannie Mae and Freddie Mac. In accordance with certain of these arrangements we are required to pledge collateral to secure potential risk-sharing obligations to Fannie Mae and Freddie Mac.  Based on our deliveries of loans through December 31, 2015, we were over-collateralized by approximately $18 million.  In January 2016 we announced we will discontinue the acquisition and aggregation of conforming loans for resale to the Agencies. Pursuant to the terms of these arrangements, we expect to receive a significant portion of this collateral back in the first quarter of 2016. See Note 3 and Note 15 for additional information on our risk sharing arrangements.
Investment Receivable and Unsettled Trades
In accordance with our policy to record purchases and sales of securities on the trade date, if the trade and settlement of a purchase or sale crosses over a quarterly reporting period, we will record an investment receivable for sales and an unsettled trades liability for purchases.
REO
The carrying value of REO at December 31, 2015, was $5 million, which includes the net effect of $9 million related to transfers into REO during the year ended December 31, 2015, offset by $4 million of REO liquidations and $4 million of negative market valuation adjustments. At December 31, 2015 and December 31, 2014, there were 23 and 22 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities.
See Note 15 for additional information on the legal and residential repurchase reserves.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 12. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At December 31, 2015, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants and our short-term debt, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.”
The table below summarizes the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information of the short-term debt at December 31, 2015 and December 31, 2014 by the type of collateral securing the debt.
Table 12.1 – Short-Term Debt by Collateral Type

	December 31, 2015
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Collateral Type
Held-for-sale residential loans	4	$950,022	$1,400,000	1.90%	2/2016-12/2016	182
Held-for-investment residential loans (1)	1	137,622	—	0.21%	7/2016-11/2016	204
Commercial loans	2	73,718	300,000	4.13%	4/2016-10/2016	265
Real estate securities	9	693,641	—	1.47%	1/2016-3/2016	24
Total	16	$1,855,003

(1)
Amount represents the portion of our borrowings from the FHLBC that were due within 12 months as of December 31, 2015. See Note 14 for additional information on our FHLB-member subsidiary's borrowing agreement with the FHLBC.

	December 31, 2014
(Dollars in Thousands)	Number of Facilities	Outstanding	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Collateral Type
Held-for-sale residential loans	5	$1,076,188	$1,550,000	1.74%	2/2015-12/2015	156
Commercial loans	3	109,128	400,000	3.66%	4/2015-10/2016	185
Real estate securities	9	608,509	—	1.38%	1/2015-3/2015	20
Total	17	$1,793,825
Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At December 31, 2015, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 12. Short-Term Debt - (continued)

The fair value of held-for-sale residential loans, commercial loans, and real estate securities pledged as collateral was $1.07 billion, $152 million, and $827 million, respectively, at December 31, 2015 and $1.22 billion, $161 million, and $762 million, respectively, at December 31, 2014. For the years ended December 31, 2015 and 2014, the average balance of short-term debt was $1.67 billion and $1.52 billion, respectively. At both December 31, 2015 and December 31, 2014, accrued interest payable on short-term debt was $2 million.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value in excess of $11 million at December 31, 2015. At both December 31, 2015 and December 31, 2014, we had no outstanding borrowings under this facility.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of short-term debt at December 31, 2015.
Table 12.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	December 31, 2015
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for sale residential loans	$—	$351,703	$598,319	$950,022
Held-for-investment residential loans	—	—	137,622	137,622
Commercial loans	—	—	73,718	73,718
Real estate securities	606,612	87,029	—	693,641
Total Short-Term Debt	$606,612	$438,732	$809,659	$1,855,003

Note 13. Asset-Backed Securities Issued
Through our Sequoia securitization program, we sponsor securitization transactions in which ABS backed by residential mortgage loans are issued by Sequoia entities. ABS were also issued by securitization entities in the Residential Resecuritization and the Commercial Securitization. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
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
December 31, 2015

Note 13. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by consolidated securitization entities we sponsored at December 31, 2015 and December 31, 2014, along with other selected information, are summarized in the following table.

Table 13.1 – Asset-Backed Securities Issued

	December 31, 2015
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,108,785	$—	$53,137	$1,161,922
Interest-only certificates	4,672	—	—	4,672
Market valuation adjustments (1)	(116,637)	—	—	(116,637)
Total ABS Issued	$996,820	$—	$53,137	$1,049,957
Range of weighted average interest rates, by series	0.41% to 2.21%	—%	5.62%
Stated maturities	2017 - 2037	—	2018
Number of series	21	—	1

(1)	Upon adoption of ASU 2014-13 on January 1, 2015, we began to account for ABS issued by consolidated Sequoia entities at fair value. See Note 3 for additional information.

	December 31, 2014
(Dollars in Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Certificates with principal balance	$1,427,056	$45,044	$83,313	$1,555,413
Interest-only certificates	2,079	—	—	2,079
Unamortized discount	(12,373)	—	—	(12,373)
Total ABS Issued	$1,416,762	$45,044	$83,313	$1,545,119
Range of weighted average interest rates, by series	0.36% to 4.27%	2.16%	5.62%
Stated maturities	2014 - 2041	2046	2018
Number of series	24	1	1
We consolidated the assets and liabilities of an entity formed in connection with our Residential Resecuritization from its creation in 2011 through the fourth quarter of 2015, when the debt of the entity was repaid, the assets of the entity were distributed to us, and the entity was dissolved. In addition, during the fourth quarter of 2015, we exercised our rights to call three Sequoia securitization entities, whereby we purchased the loans remaining in each securitization at par, repaid the outstanding debt, and dissolved the entities.
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At December 31, 2015, $1.04 billion of ABS issued ($1.15 billion principal balance) had contractual maturities after five years. Amortization of Commercial Securitization and Residential Resecuritization deferred ABS issuance costs were $1 million, $2 million, and $3 million for the years ended December 31, 2015, 2014, and 2013, respectively. The following table summarizes the accrued interest payable on ABS issued at December 31, 2015 and December 31, 2014. Interest due on consolidated ABS issued is payable monthly.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 13. Asset-Backed Securities Issued - (continued)

Table 13.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	December 31, 2015	December 31, 2014
Sequoia	$555	$976
Residential Resecuritization	—	5
Commercial Securitization	249	390
Total Accrued Interest Payable on ABS Issued	$804	$1,371
The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at December 31, 2015 and December 31, 2014.
Table 13.3 – Collateral for Asset-Backed Securities Issued

	December 31, 2015
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,021,870	$—	$—	$1,021,870
Commercial loans	—	—	166,016	166,016
Real estate securities	—	—	—	—
Restricted cash	228	—	137	365
Accrued interest receivable	1,131	—	1,297	2,428
REO	4,895	—	—	4,895
Total Collateral for ABS Issued	$1,028,124	$—	$167,450	$1,195,574

	December 31, 2014
(In Thousands)	Sequoia	Residential Resecuritization	Commercial Securitization	Total
Residential loans	$1,474,386	$—	$—	$1,474,386
Commercial loans	—	—	194,991	194,991
Real estate securities	—	221,676	—	221,676
Restricted cash	147	43	137	327
Accrued interest receivable	2,359	477	1,511	4,347
REO	4,391	—	—	4,391
Total Collateral for ABS Issued	$1,481,283	$222,196	$196,639	$1,900,118

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 14. Long-Term Debt

FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. As of December 31, 2015, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans and residential mortgage-backed securities. This borrowing agreement is uncommitted, which means that any request made to borrow funds may be declined for any reason, even if at the time of the borrowing request the then-outstanding borrowings are less than the borrowing limits under this agreement. During the year ended December 31, 2015, our FHLB-member subsidiary borrowed an additional $985 million under this agreement.
At December 31, 2015, $1.48 billion of advances were outstanding under this agreement, of which $1.34 billion were classified as long-term debt, with a weighted average interest rate of 0.46% and a weighted average maturity of nine years. At December 31, 2014, $496 million of advances were outstanding under this agreement. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Total advances under this agreement were secured by residential mortgage loans with a fair value of $1.68 billion at December 31, 2015. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At December 31, 2015, our subsidiary held $34 million of FHLBC stock that is included in other assets in our consolidated balance sheets.
The following table presents maturities of our long-term portion of FHLBC borrowings by year at December 31, 2015.
Table 14.1 – Maturities of Long-Term Portion of FHLBC Borrowings by Year

(In Thousands)	December 31, 2015
2017	$89,208
2024	470,171
2025	783,644
Total Long-Term FHLBC Borrowings	$1,343,023
For additional discussion of our FHLBC borrowings, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.”
Commercial Secured Borrowings
At December 31, 2015, we had commercial secured borrowings of $63 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We bifurcated certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 14. Long-Term Debt - (continued)
Convertible Notes
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on these exchangeable notes was 6.59% for the year ended December 31, 2015. At December 31, 2015, the accrued interest payable balance on this debt was $2 million and the unamortized deferred issuance costs were $5 million. At December 31, 2015, these notes were exchangeable at the option of the holder at an exchange rate of 46.1798 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.65 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on these convertible notes was 5.42% for the year ended December 31, 2015. At December 31, 2015, the accrued interest payable balance on this debt was $3 million and the unamortized deferred issuance costs were $4 million. At December 31, 2015, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock.
Trust Preferred Securities and Subordinated Notes
At December 31, 2015, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. The interest expense yield on both our trust preferred securities and subordinated notes was 2.62% and 2.58% for the years ended December 31, 2015 and 2014, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on both our trust preferred securities and subordinated notes was 6.87% and 6.88% for the years ended December 31, 2015 and 2014, respectively.
At both December 31, 2015 and December 31, 2014, the accrued interest payable balance on our trust preferred securities and subordinated notes was less than $1 million. Under the terms of this debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this debt.

Note 15. Commitments and Contingencies
Lease Commitments
At December 31, 2015, we were obligated under nine non-cancelable operating leases with expiration dates through 2021 for $10 million of cumulative lease payments. Operating lease expense was $3 million, $3 million, and $2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 15. Commitments and Contingencies - (continued)

The following table presents our future lease commitments at December 31, 2015.
Table 15.1 – Future Lease Commitments by Year

(In Thousands)	December 31, 2015
2016	$2,864
2017	2,880
2018	1,827
2019	1,189
2020	1,127
2021 and thereafter	367
Total Lease Commitments	$10,254
Leasehold improvements for our offices are amortized into expense over the lease term. There were less than $1 million of unamortized leasehold improvements at December 31, 2015. For each of the years ended December 31, 2015, 2014, and 2013, we recognized less than $1 million of leasehold amortization expense.
Loss Contingencies — Risk Sharing
At December 31, 2015, we had sold conforming loans to the Agencies with an original unpaid principal balance of $2.91 billion, subject to our risk sharing arrangements with the Agencies. At December 31, 2015, the maximum potential amount of future payments we could be required to make under these arrangements was $39 million and this amount was fully collateralized by assets we transferred to custodial accounts and is presented as pledged collateral in other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. As of December 31, 2015, we had not incurred any losses under these arrangements. For the year ended December 31, 2015, other income related to these arrangements was $3 million and market valuation changes were negative $2 million.
All of the loans in the reference pools subject to these risk sharing arrangements were originated in 2014 and 2015, and at December 31, 2015, the loans had an unpaid principal balance of $2.71 billion and a weighted average FICO score of 758 (at origination) and LTV of 76% (at origination). At December 31, 2015, $11 million of the outstanding principal balance was 30 days or more delinquent, $1 million of the loans were 90 days or more delinquent, and $1 million of loans were in foreclosure. See Note 3 for additional information on our risk sharing arrangements.
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
At December 31, 2015 and December 31, 2014, our repurchase reserve associated with our residential loans and MSRs was $6 million and $4 million, respectively, and was recorded in accrued expenses and other liabilities on our consolidated balance sheets. We received 79 repurchase requests during the year ended December 31, 2015 and none during the year ended December 31, 2014.
We did not repurchase any loans for the years ended December 31, 2015 and 2013. During the year ended December 31, 2014, we repurchased one loan, for which we charged $61 thousand to the repurchase reserve.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 15. Commitments and Contingencies - (continued)

During the years ended December 31, 2015 ,2014, and 2013 we recorded repurchase provisions of $3 million, $2 million, and $2 million, respectively, that were recorded in mortgage banking and investment activities, net and MSR income (loss), net on our consolidated statements of income and did not charge-off any amounts to the reserve in either period.
Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of December 31, 2015, the FHLB-Seattle has received approximately $120 million of principal and $11 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, as of December 31, 2015, approximately $13 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. We agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At December 31, 2015, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Note 16. Equity
The following table provides a summary of changes in accumulated other comprehensive income by component for the years ended December 31, 2015 and 2014.
Table 16.1 – Changes in Accumulated Other Comprehensive Income by Component

	Years Ended December 31,
	2015		2014
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$186,737	$(46,049)	$164,654	$(15,888)
Other comprehensive income (loss) before reclassifications	(17,955)	(1,409)	32,635	(30,325)
Amounts reclassified from other accumulated comprehensive income	(29,426)	95	(10,552)	164
Net current-period other comprehensive income (loss)	(47,381)	(1,314)	22,083	(30,161)
Balance at End of Period	$139,356	$(47,363)	$186,737	$(46,049)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 16. Equity - (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2015 and 2014.
Table 16.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Years Ended December 31,
(In Thousands)	Income Statement	2015	2014
Net realized (gain) loss on AFS securities
Other than temporary impairment (1)	Mortgage banking and investment activities, net	$246	$565
Gain on sale of AFS securities	Realized gains, net	(29,672)	(11,117)
		$(29,426)	$(10,552)
Net realized loss on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$95	$164
		$95	$164

(1)
For the year ended December 31, 2015, other-than-temporary impairments were $419, of which $246 were recognized through the Income Statement and $173 were recognized in Accumulated Other Comprehensive Income. For the year ended December 31, 2014, other-than-temporary impairments were $4,774, of which $565 were recognized through the Income Statement, and $4,209 were recognized in Accumulated Other Comprehensive Income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 16. Equity - (continued)

Earnings Per Common Share
The following table provides the basic and diluted earnings per common share computations for the years ended December 31, 2015, 2014, and 2013.
Table 16.3 – Basic and Diluted Earnings Per Common Share

	Years Ended December 31,
(In Thousands, Except Share Data)	2015	2014	2013
Basic Earnings Per Common Share:
Net income attributable to Redwood	$102,088	$100,569	$173,246
Less: Dividends and undistributed earnings allocated to participating securities	(2,806)	(2,612)	(4,899)
Net income allocated to common shareholders	$99,282	$97,957	$168,347
Basic weighted average common shares outstanding	82,945,103	82,837,369	81,985,897
Basic Earnings Per Common Share	$1.20	$1.18	$2.05
Diluted Earnings Per Common Share:
Net income attributable to Redwood	$102,088	$100,569	$173,246
Less: Dividends and undistributed earnings allocated to participating securities	(2,677)	(2,524)	(3,726)
Add back: Interest expense on convertible notes for the period, net of tax	—	—	12,641
Net income allocated to common shareholders	$99,411	$98,045	$182,161
Weighted average common shares outstanding	82,945,103	82,837,369	81,985,897
Net effect of dilutive equity awards	1,573,292	2,261,210	1,957,081
Net effect of assumed convertible notes conversion to common shares	—	—	9,751,946
Diluted weighted average common shares outstanding	84,518,395	85,098,579	93,694,924
Diluted Earnings Per Common Share	$1.18	$1.15	$1.94
For the years ended December 31, 2015, 2014, and 2013, we determined certain equity awards outstanding during each of these periods qualified as participating securities. We included participating securities in the calculation of basic earnings per common share as well as diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method for these shares. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances. For the year ended December 31, 2013, 9,751,946 weighted average common shares related to the assumed conversion of the convertible notes were included in the calculation of diluted earnings per share as they were determined to be dilutive.
For the years ended December 31, 2015, 2014, and 2013, the number of outstanding equity awards that were antidilutive totaled 103,253, 59,230, and 224,241, respectively. There were no other participating securities during these periods. For the year ended December 31, 2015, 21,292,309 common shares related to the assumed conversion of our convertible notes were antidilutive and were excluded from the calculation of diluted earnings per share. For the year ended December 31, 2014, 11,825,450 common shares related to the assumed conversion of our convertible notes and 985,591 weighted average common shares related to the assumed conversion of our exchangeable notes were antidilutive and were excluded from the calculation of diluted earnings per share.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 16. Equity - (continued)

Stock Repurchases
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. During the year ended December 31, 2015, there were 6,452,313 shares repurchased pursuant to this authorization. During the years ended December 31, 2014 and 2013, there were no shares acquired under then-existing share repurchase authorizations. At December 31, 2015, approximately $11 million of this authorization remained available for the repurchase of shares of our common stock. During the first quarter of 2016, we repurchased shares representing the remaining $11 million under this repurchase authorization.
In February 2016, our Board of Directors approved an additional authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. Our repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Note 17. Equity Compensation Plans
At December 31, 2015 and December 31, 2014, 1,665,032 and 2,225,245 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $24 million at December 31, 2015, as shown in the following table.
Table 17.1 – Activities of Equity Compensation Costs by Award Type

	Year Ended December 31, 2015
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$1,091	$12,304	$6,874	$—	$20,269
Equity grants	2,781	9,425	3,375	236	15,817
Equity grant forfeitures	(387)	(170)	—	—	(557)
Equity compensation expense	(1,092)	(7,167)	(3,426)	(236)	(11,921)
Unrecognized Compensation Cost at End of Period	$2,393	$14,392	$6,823	$—	$23,608
At December 31, 2015, the weighted average amortization period remaining for all of our equity awards was less than two years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 17. Equity Compensation Plans - (continued)

Restricted Stock
The following table summarizes the activities related to restricted stock for the years ended December 31, 2015, 2014, and 2013.
Table 17.2 – Restricted Stock Activities

	Years Ended December 31,
	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	109,464	$15.97	166,941	$15.01	190,088	$13.12
Granted	141,069	19.03	2,574	19.42	52,103	18.71
Vested	(42,675)	14.87	(44,209)	13.44	(48,615)	12.63
Forfeited	(20,678)	18.74	(15,842)	13.45	(26,635)	13.14
Outstanding at End of Period	187,180	$18.22	109,464	$15.97	166,941	$15.01
The expenses recorded for restricted stock awards were $1 million for the year ended December 31, 2015, and less than $1 million for both the years ended December 31, 2014, and 2013. As of December 31, 2015, there was $2 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of less than two years. Restrictions on shares of restricted stock outstanding lapse through 2019.
Deferred Stock Units (“DSUs”)
The following table summarizes the activities related to DSUs for the years ended December 31, 2015, 2014, and 2013.
Table 17.3 – Deferred Stock Units Activities

	Years Ended December 31,
	2015		2014		2013
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	2,168,824	$16.20	2,266,473	$15.41	2,361,285	$14.46
Granted	583,958	16.11	350,769	19.62	552,250	19.31
Distributions	(335,461)	14.20	(440,548)	14.82	(558,008)	15.51
Forfeitures	(10,167)	16.60	(7,870)	19.06	(89,054)	11.18
Balance at End of Period (1)	2,407,154	$16.45	2,168,824	$16.20	2,266,473	$15.41

(1)
PSU activity, including the number of PSUs outstanding, granted, distributed, and forfeited is not included in this table. Vested PSUs become vested DSUs prior to distribution, but are excluded from the table above and are described below under the heading "Performance Stock Units."

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 17. Equity Compensation Plans - (continued)

We generally grant DSUs annually, as part of our compensation process. In addition, DSUs are granted from time-to-time in connection with hiring and promotions and in lieu of the payment in cash of a portion of annual bonus earned. At December 31, 2015, 2014, and 2013, the number of outstanding DSUs that were unvested was 1,043,606, 880,962, and 1,003,053, respectively. The weighted average grant-date fair value of these unvested DSUs was $17.22, $17.20, and $15.55, at December 31, 2015, 2014, and 2013, respectively. Unvested DSUs at December 31, 2015 will vest through 2019.
Expenses related to DSUs were $7 million, $6 million, and $6 million for the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015, there was $14 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted average period of less than two years. At December 31, 2015, 2014, and 2013, the number of outstanding DSUs that had vested was 1,363,548, 1,287,862, and 1,263,420, respectively.
Performance Stock Units (“PSUs”)
At December 31, 2015 and December 31, 2014, the target number of PSUs that were unvested was 849,021 and 761,051, respectively. PSUs do not vest until the third anniversary of their grant date, with the level of vesting at that time contingent on total stockholder return (defined as the change in our common stock price, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock, relative to the per share price of our common stock on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest in future years will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.
During 2015, 2014, and 2013, 356,762, 268,510, and 223,749 target number of PSUs were granted, respectively, with per unit grant date fair values of $9.46, $14.99, and $14.19, respectively. During the years ended December 31, 2015 and 2014, there were no target number of PSUs forfeited due to employee departures. During the year ended December 31, 2013, there were 75,362 target number of PSUs forfeited due to employee departures.
The grant date fair values of PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 40 trading days prior to the grant date and the range of performance-based vesting based on total stockholder return over three years from the grant date. For the 2015 PSU grant, an implied volatility assumption of 26% (based on historical volatility), a risk free rate of 1.35% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs), were used. For the 2014 PSU grant, an implied volatility assumption of 24%, a risk free rate of 1.06%, and a 0% dividend yield were used. For the 2013 PSU grant, an implied volatility assumption of 27%, a risk free rate of 0.62%, and a 0% dividend yield were used.
Expenses related to PSUs were $3 million for each of the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, there was $7 million of unrecognized compensation cost related to unvested PSUs.
With respect to the PSUs granted in 2011, the three-year performance period ended during the fourth quarter of 2014, resulting in the vesting of 701,440 shares of our underlying common stock. With respect to the PSUs granted in 2012, the three-year performance period ended during the fourth quarter of 2015, resulting in the vesting of 57,049 shares of our underlying common stock. The distribution of these underlying shares of common stock occurred in May 2015 and December 2015, respectively, in accordance with the terms of the PSUs and our Executive Deferred Compensation Plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 17. Equity Compensation Plans - (continued)

Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2015, 310,040 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2015.
The following table summarizes the activities related to the ESPP for the years ended December 31, 2015, 2014, and 2013.
Table 17.4 – Employee Stock Purchase Plan Activities

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Balance at beginning of period	$3	$3	$3
Employee purchases	475	494	518
Cost of common stock issued	(460)	(494)	(518)
Balance at End of Period	$18	$3	$3
Executive Deferred Compensation Plan
The following table summarizes the cash account activities related to the EDCP for the years ended December 31, 2015, 2014, and 2013.
Table 17.5 – EDCP Cash Accounts Activities

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Balance at beginning of period	$2,049	$1,882	$1,516
New deferrals	600	575	656
Accrued interest	61	70	58
Withdrawals	(615)	(478)	(348)
Balance at End of Period	$2,095	$2,049	$1,882

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 18. Mortgage Banking and Investment Activities, Net
The following table presents the components of mortgage banking and investment activities, net, recorded in our consolidated statements of income for the years ended December 31, 2015, 2014, and 2013.
Table 18.1 – Mortgage Banking and Investment Activities

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Residential mortgage banking activities, net:
Changes in fair value of:
Residential loans, at fair value (1)	$3,712	$51,311	$(10,455)
Real estate securities (2)	(15,261)	(23,839)	42,451
Risk management derivatives (3)	14,657	(9,386)	47,387
Hedging allocation (2)	1,120	—	—
Other income, net (4)	4,040	3,468	48
Total residential mortgage banking activities, net:	8,268	21,554	79,431

Commercial mortgage banking activities, net:
Changes in fair value of:
Commercial loans, at fair value	10,265	20,789	8,694
Risk management derivatives (3)	(8,011)	(7,890)	3,376
Net gains on commercial loan sales	—	—	11,031
Other income	450	541	—
Total commercial mortgage banking activities, net:	2,704	13,440	23,101

Investment activities, net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	(6,337)	(697)	—
Real estate securities	(2,265)	(923)	(5,357)
Net investments in consolidated Sequoia entities	(1,192)	(894)	(613)
Risk sharing investments	(1,886)	104	—
Risk management derivatives	(8,557)	(7,792)	223
Hedging allocation (2)	(1,120)	—	—
Total investment activities:	(21,357)	(10,202)	(5,747)
Mortgage banking and investment activities, net	$(10,385)	$24,792	$96,785

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

(2)
In the second quarter of 2015, we transferred securities previously utilized as hedges for our mortgage banking segment to our residential investments segment and began to record a hedging allocation between our business segments. See Note 2 for further discussion.

(3)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential and commercial loans.

(4)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 19. Operating Expenses
Components of our operating expenses for the years ended December 31, 2015, 2014 and 2013 are presented in the following table.
Table 19.1 – Components of Operating Expenses

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Fixed compensation expense	$35,093	$29,057	$23,248
Variable compensation expense (1)	12,606	14,863	22,245
Equity compensation expense	11,921	9,750	10,077
Total compensation expense	59,620	53,670	55,570
Systems and consulting	10,212	11,654	7,517
Loan acquisition costs (2)	10,326	8,207	7,605
Accounting and legal	4,837	5,244	6,263
Office costs	5,270	5,011	3,503
Corporate costs	2,049	2,237	2,721
Other operating expenses	5,102	4,100	3,428
Total Operating Expenses	$97,416	$90,123	$86,607

(1)	For the year ended December 31, 2013, variable compensation expense included $4 million of severance expense.

(2)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 20. Taxes
Components of our net deferred tax assets at December 31, 2015 and 2014 are presented in the following table.
Table 20.1 – Deferred Tax Assets (Liabilities)

(In Thousands)	December 31, 2015	December 31, 2014
Deferred Tax Assets
Net operating loss carryforward – state	$95,972	$91,579
Net capital loss carryforward – state	22,603	27,308
Net operating loss carryforward – federal	32,929	18,765
Net capital loss carryforward – federal	7,971	7,903
Real estate assets	5,144	—
Interest rate agreements	1,472	—
Allowances and accruals	3,458	2,355
Other	513	210
Total Deferred Tax Assets	170,062	148,120
Deferred Tax Liabilities
Real estate assets	—	(6,821)
Mortgage Servicing Rights	(50,630)	(37,581)
Interest rate agreements	—	(87)
Tax effect of unrealized gains – OCI	(2,638)	(2,684)
Total Deferred Tax Liabilities	(53,268)	(47,173)
Valuation allowance	(116,794)	(111,183)
Total Deferred Tax Asset (Liability), net of Valuation Allowance	$—	$(10,236)
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
Realization of our deferred tax assets at December 31, 2015, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of the deferred assets is not assured and establish a valuation allowance accordingly.
GAAP losses generated at our TRS in 2015 caused us to report net federal deferred tax assets at December 31, 2015, as compared to net federal deferred tax liabilities at December 31, 2014. Our deferred tax asset valuation allowance increased during 2015, as compared to 2014, due to our recording of a full valuation allowance against our net federal deferred tax assets. We are uncertain about our ability to generate sufficient taxable income or capital gains in future periods needed to utilize net deferred tax assets beyond the reversal of our deferred tax liabilities, and recorded a full valuation allowance accordingly. Consistent with prior periods, we continue to provide a full valuation allowance against our net state deferred tax assets.
Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. We assessed our tax positions for all open tax years (i.e., Federal, 2012 to 2015, and State, 2011 to 2015) and, at December 31, 2015 and 2014, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 20. Taxes - (continued)

The following table summarizes the provision for income taxes for the years ended December 31, 2015, 2014, and 2013.
Table 20.2 – Provision for Income Taxes

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Current Provision for Income Taxes
Federal	$144	$24	$3,490
State	167	17	142
Total Current Provision for Income Taxes	311	41	3,632
Deferred Provision for Income Taxes
Federal	(10,198)	703	7,316
State	(459)	—	—
Total Deferred Provision for (Benefit from) Income Taxes	(10,657)	703	7,316
Total Provision for Income Taxes	$(10,346)	$744	$10,948
At December 31, 2015, our federal NOL carryforward at the REIT was $70 million, which will expire in 2029. In order to utilize NOLs at the REIT, taxable income must exceed dividend distributions. At December 31, 2015, our taxable REIT subsidiaries had federal NOLs of $97 million, which will expire between 2030 and 2035. Redwood and its taxable subsidiaries accumulated an estimated state NOL of $1.3 billion at December 31, 2015. These NOLs expire beginning in 2028. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.
For the years ended December 31, 2015 and 2014, we recognized a benefit from income taxes of $10 million and a provision for income taxes of $1 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at December 31, 2015 and 2014.
Table 20.3 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	December 31, 2015	December 31, 2014	December 31, 2013
Federal statutory rate	34.0%	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%	7.2%
Permanent differences in taxable (loss) income from GAAP income	(20.3)%	(14.5)%	(1.9)%
Change in valuation allowance	6.1%	(0.1)%	(16.4)%
Dividends paid deduction	(38.3)%	(25.9)%	(17.0)%
Effective Tax Rate	(11.3)%	0.7%	5.9%
For the year ended December 31, 2015, our TRS had GAAP losses that resulted in a benefit from income taxes, while our REIT had GAAP income and essentially no tax provision due to the dividends paid deduction. As our consolidated GAAP income was positive and we recorded a consolidated benefit from income taxes, our resulting effective tax rate was negative.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 20. Taxes - (continued)

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
Note 21. Segment Information
During 2015, Redwood operated in three segments: residential mortgage banking, residential investments, and commercial mortgage banking and investments. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 3 — Summary of Significant Accounting Policies. For a full description of our segments, see Item 1—Business in this Annual Report on Form 10-K.
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
Prior to the second quarter of 2015, we utilized certain Sequoia interest only ("IO") securities in part to serve as hedges in our residential mortgage banking segment. As such, we included these securities in the segment’s assets as well as the interest income and market valuation adjustments related to the securities in the segment’s results. During the second quarter of 2015, we transferred these securities to our residential investments segment.
Additionally, in the second quarter of 2015, we began to record a hedging allocation between our segments. During 2015, we managed our market interest rate risk on an enterprise-wide basis, whereby we relied on certain assets to serve as natural hedges to other assets, and in some cases these assets were in different segments. Management used this allocation to assess the economic returns of each segment on a stand-alone basis and the allocation had no impact on our consolidated results. This was a prospective change in how we manage our business and allocate capital to each segment. As such, we did not conform prior period results for our segments. Analysis of our year-over-year results are discussed in Part II, Item 7, Management’s Discussion and Analysis of Results of Operations in this Annual Report on Form 10-K.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 21. Segment Information - (continued)

The following tables present financial information by segment for the years ended December 31, 2015, 2014, and 2013.
Table 21.1 – Business Segment Financial Information

	Year Ended December 31, 2015
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$52,260	$135,395	$46,933	$24,844	$259,432
Interest expense	(17,207)	(11,204)	(13,809)	(53,663)	(95,883)
Net interest income (loss)	35,053	124,191	33,124	(28,819)	163,549
Reversal of provision for loan losses	—	—	355	—	355
Non-interest income
Mortgage banking and investment activities, net (1)	8,268	(20,089)	2,704	(1,268)	(10,385)
MSR income (loss), net	—	(3,922)	—	—	(3,922)
Other income	—	3,192	—	—	3,192
Realized gains, net	—	36,369	—	—	36,369
Total non-interest income, net	8,268	15,550	2,704	(1,268)	25,254
Direct operating expenses	(43,182)	(4,346)	(11,331)	(38,557)	(97,416)
Benefit from income taxes	4,169	847	1,452	3,878	10,346
Segment Contribution	$4,308	$136,242	$26,304	$(64,766)
Net Income					$102,088
Non-cash amortization income (expense)	$(186)	$36,850	$(267)	$(3,994)	$32,403
Hedging allocations (1)	1,120	(1,070)	—	(50)	—

(1)
Intersegment hedging allocation presented in the tables above is included in the mortgage banking and investment activities, net line item of the segment income statement for the year ended December 31, 2015.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 21. Segment Information - (continued)

	Year Ended December 31, 2014
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$58,272	$110,433	$47,567	$25,798	$242,070
Interest expense	(12,776)	(11,848)	(15,836)	(47,003)	(87,463)
Net interest income (loss)	45,496	98,585	31,731	(21,205)	154,607
Provision for loan losses	—	—	(84)	(877)	(961)
Non-interest income
Mortgage banking and investment activities, net	21,554	(9,178)	13,440	(1,024)	24,792
MSR income (loss), net	—	(4,261)	—	—	(4,261)
Other income	—	181	—	1,600	1,781
Realized gains, net	—	13,777	—	1,701	15,478
Total non-interest income, net	21,554	519	13,440	2,277	37,790
Direct operating expenses	(37,664)	(3,681)	(11,324)	(37,454)	(90,123)
(Provision for) benefit from income taxes	(1,774)	1,340	(234)	(76)	(744)
Segment Contribution	$27,612	$96,763	$33,529	$(57,335)
Net Income					$100,569
Non-cash amortization income (expense)	$(181)	$42,784	$(673)	$(8,232)	$33,698

	Year Ended December 31, 2013
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
Interest income	$52,517	$96,399	$43,420	$33,820	$226,156
Interest expense	(10,167)	(10,067)	(12,677)	(48,060)	(80,971)
Net interest income (loss)	42,350	86,332	30,743	(14,240)	145,185
Provision for loan losses	—	—	(3,288)	(1,449)	(4,737)
Non-interest income
Mortgage banking and investment activities, net	79,431	(5,134)	23,101	(613)	96,785
MSR income (loss), net	—	20,309	—	—	20,309
Realized gains, net	—	24,765	210	284	25,259
Total non-interest income, net	79,431	39,940	23,311	(329)	142,353
Direct operating expenses	(22,880)	(4,035)	(9,579)	(50,113)	(86,607)
Other expense	—	—	—	(12,000)	(12,000)
(Provision for) benefit from income taxes	(5,947)	(3,027)	(3,827)	1,853	(10,948)
Segment Contribution	$92,954	$119,210	$37,360	$(76,278)
Net Income					$173,246
Non-cash amortization income (expense)	$—	$34,578	$(798)	$(7,338)	$26,442

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 21. Segment Information - (continued)

The following table presents the components of Corporate/Other that are presented in the preceding tables for the years ended December 31, 2015, 2014, and 2013.

	Years Ended December 31,
	2015			2014			2013
(In Thousands)	Legacy VIEs (1)	Other	Total	Legacy VIEs (1)	Other	Total	Legacy VIEs (1)	Other	Total
Interest income	$24,814	$30	$24,844	$25,786	$12	$25,798	$33,663	$157	$33,820
Interest expense	(15,646)	(38,017)	(53,663)	(20,844)	(26,159)	(47,003)	(25,876)	(22,184)	(48,060)
Net interest income (loss)	9,168	(37,987)	(28,819)	4,942	(26,147)	(21,205)	7,787	(22,027)	(14,240)
Provision for loan losses	—	—	—	(877)	—	(877)	(1,449)	—	(1,449)
Non-interest income
Mortgage banking and investment activities, net	(1,192)	(76)	(1,268)	(894)	(130)	(1,024)	(613)	—	(613)
MSR income (loss), net	—	—	—	—	—	—	—	—	—
Other income	—	—	—	—	1,600	1,600	—	—	—
Realized gains, net	—	—	—	1,701	—	1,701	284	—	284
Total non-interest income, net	(1,192)	(76)	(1,268)	807	1,470	2,277	(329)	—	(329)
Direct operating expenses	—	(38,557)	(38,557)	(165)	(37,289)	(37,454)	(231)	(49,882)	(50,113)
Other expense	—	—	—	—	—	—	—	(12,000)	(12,000)
(Provision for) benefit from income taxes	—	3,878	3,878	—	(76)	(76)	—	1,853	1,853
Total	$7,976	$(72,742)	$(64,766)	$4,707	$(62,042)	$(57,335)	$5,778	$(82,056)	$(76,278)

(1)	Legacy VIEs represent legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.
The following table presents supplemental information by segment at December 31, 2015 and December 31, 2014.
Table 21.3 – Supplemental Segment Information

(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial Mortgage Banking and Investments	Corporate/ Other	Total
December 31, 2015
Residential loans	$1,115,738	$1,791,195	$—	$1,021,870	$3,928,803
Commercial loans	—	—	402,647	—	402,647
Real estate securities	197,007	1,028,171	8,078	—	1,233,256
Mortgage servicing rights	—	191,976	—	—	191,976
Total assets	1,347,492	3,140,604	416,258	1,326,673	6,231,027

December 31, 2014
Residential loans	$1,342,519	$581,668	$—	$1,474,386	$3,398,573
Commercial loans	—	—	566,927	—	566,927
Real estate securities	93,802	1,285,428	—	—	1,379,230
Mortgage servicing rights	—	139,293	—	—	139,293
Total assets	1,468,856	2,057,256	575,943	1,816,911	5,918,966

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 22. Quarterly Financial Data - Unaudited

	Three Months Ended
(In Thousands, Except Per Share Data)	December 31,	September 30,	June 30,	March 31,
2015
Operating results:
Interest income (1)	$68,829	$63,484	$63,373	$63,746
Interest expense	(25,039)	(23,875)	(23,008)	(23,961)
Net interest income	43,790	39,609	40,365	39,785
Non-interest income (loss)	19,593	(3,412)	14,104	(5,031)
Operating expenses	(22,638)	(24,497)	(25,218)	(25,063)
Net income	41,059	19,164	27,064	14,801
Per share data:
Net income – basic	$0.49	$0.22	$0.31	$0.17
Net income – diluted	0.46	0.22	0.31	0.16
Regular dividends declared per common share	0.28	0.28	0.28	0.28
2014
Operating results:
Interest income	$65,251	$63,351	$57,993	$55,475
Interest expense	(23,903)	(23,350)	(21,151)	(19,059)
Net interest income	41,348	40,001	36,842	36,416
Non-interest income	10,686	28,519	1,475	(4,671)
Operating expenses	(26,462)	(21,406)	(22,282)	(19,973)
Net income	27,122	45,097	16,017	12,333
Per share data:
Net income – basic	$0.32	$0.53	$0.19	$0.14
Net income – diluted	0.31	0.50	0.18	0.14
Regular dividends declared per common share	0.28	0.28	0.28	0.28

(1)	Interest income for both three-month periods ended December 31, 2015, and June 30, 2015, included $2 million of yield maintenance fees from commercial loans that prepaid during the quarters.
Note 23. Subsequent Events
On January 20, 2016, we announced plans to restructure certain aspects of our conforming residential mortgage loan operations by discontinuing the acquisition and aggregation of conforming loans for resale to the Agencies.
On February 9, 2016, we announced that we are repositioning our commercial business and will discontinue commercial loan originations.
In February 2016, our Board of Directors approved an additional authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. Our repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.