Form 10-Q
period 2016-03-31
REDWOOD TRUST INC
filed 2016-05-09
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	76,964,286 shares outstanding as of May 2, 2016

REDWOOD TRUST, INC.
2016 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data) (Unaudited)	March 31, 2016	December 31, 2015
ASSETS (1)
Residential loans, held-for-sale, at fair value	$441,076	$1,115,738
Residential loans, held-for-investment, at fair value	3,273,980	2,813,065
Commercial loans, held-for-sale, at fair value	—	39,141
Commercial loans, held-for-investment (includes $69,674 and $67,657 at fair value)	363,893	363,506
Real estate securities, at fair value	919,927	1,233,256
Mortgage servicing rights, at fair value	126,620	191,976
Cash and cash equivalents	305,115	220,229
Total earning assets	5,430,611	5,976,911
Restricted cash	2,137	5,567
Accrued interest receivable	19,766	23,290
Derivative assets	31,975	16,393
Other assets	242,391	197,886
Total Assets	$5,726,880	$6,220,047

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt	$804,175	$1,855,003
Accrued interest payable	15,522	8,936
Derivative liabilities	97,468	62,794
Accrued expenses and other liabilities	82,169	69,897
Asset-backed securities issued (includes $907,023 and $996,820 at fair value), net (2)	958,364	1,049,415
Long-term debt (includes $65,181 and $63,152 at fair value), net (2)	2,683,432	2,027,737
Total liabilities	4,641,130	5,073,782
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 76,627,231 and 78,162,765 issued and outstanding	766	782
Additional paid-in capital	1,680,981	1,695,956
Accumulated other comprehensive income	56,712	91,993
Cumulative earnings	1,030,746	1,018,683
Cumulative distributions to stockholders	(1,683,455)	(1,661,149)
Total equity	1,085,750	1,146,265
Total Liabilities and Equity	$5,726,880	$6,220,047
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2016 and December 31, 2015, assets of consolidated VIEs totaled $1,102,195 and $1,195,574, respectively. At March 31, 2016 and December 31, 2015, liabilities of consolidated VIEs totaled $959,464 and $1,050,861, respectively. See Note 4 for further discussion.

(2)
At March 31, 2016 and December 31, 2015, Asset-backed securities issued, net included $339 and $542, respectively, of deferred debt issuance costs, and long-term debt, net included $9,513 and $10,438, respectively, of deferred debt issuance costs.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Share Data)	Three Months Ended March 31,
(Unaudited)	2016	2015
Interest Income
Residential loans	$31,400	$25,009
Commercial loans	9,460	10,914
Real estate securities	21,095	27,775
Other interest income	373	48
Total interest income	62,328	63,746
Interest Expense
Short-term debt	(6,697)	(7,224)
Asset-backed securities issued	(4,282)	(6,202)
Long-term debt	(12,971)	(10,535)
Total interest expense	(23,950)	(23,961)
Net Interest Income	38,378	39,785
Provision for loan losses	(289)	(206)
Net Interest Income After Provision	38,089	39,579
Non-interest Income
Mortgage banking activities, net	7,218	1,923
Mortgage servicing rights income (loss), net	6,281	(10,924)
Investment fair value changes, net	(19,538)	(1,145)
Other income	955	809
Realized gains, net	9,538	4,306
Total non-interest income (loss), net	4,454	(5,031)
Operating expenses	(30,452)	(25,063)
Net income before provision for income taxes	12,091	9,485
(Provision for) benefit from income taxes	(28)	5,316
Net Income	$12,063	$14,801

Basic earnings per common share	$0.15	$0.17
Diluted earnings per common share	$0.15	$0.16
Regular dividends declared per common share	$0.28	$0.28
Basic weighted average shares outstanding	77,137,682	83,360,312
Diluted weighted average shares outstanding	77,137,682	85,622,216
——————

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended March 31,
(Unaudited)	2016	2015
Net Income	$12,063	$14,801
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	(10,103)	5,053
Reclassification of unrealized gain on available-for-sale securities to net income	(10,953)	(1,690)
Net unrealized loss on interest rate agreements	(14,243)	(8,442)
Reclassification of unrealized loss on interest rate agreements to net income	18	31
Total other comprehensive income (loss)	(35,281)	(5,048)
Total Comprehensive Income (Loss)	$(23,218)	$9,753

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2016

(In Thousands, Except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2015	78,162,765	$782	$1,695,956	$91,993	$1,018,683	$(1,661,149)	$1,146,265
Net income	—	—	—	—	12,063	—	12,063
Other comprehensive loss	—	—	—	(35,281)	—	—	(35,281)
Employee stock purchase and incentive plans	73,651	—	(152)	—	—	—	(152)
Non-cash equity award compensation	—	—	5,782	—	—	—	5,782
Share repurchases	(1,609,185)	(16)	(20,605)	—	—	—	(20,621)
Common dividends declared	—	—	—	—	—	(22,306)	(22,306)
March 31, 2016	76,627,231	$766	$1,680,981	$56,712	$1,030,746	$(1,683,455)	$1,085,750
For the Three Months Ended March 31, 2015

(In Thousands, Except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2014	83,443,141	$834	$1,774,030	$140,688	$906,867	$(1,566,278)	$1,256,141
Cumulative effect adjustment - adoption of ASU 2014-13 (1)	—	—	—	—	9,728	—	9,728
January 1, 2015	83,443,141	834	1,774,030	140,688	916,595	(1,566,278)	1,265,869
Net income	—	—	—	—	14,801	—	14,801
Other comprehensive loss	—	—	—	(5,048)	—	—	(5,048)
Dividend reinvestment & stock purchase plans	185,045	2	3,239	—	—	—	3,241
Employee stock purchase and incentive plans	120,435	1	(184)	—	—	—	(183)
Non-cash equity award compensation	—	—	2,692	—	—	—	2,692
Common dividends declared	—	—	—	—	—	(24,162)	(24,162)
March 31, 2015	83,748,621	$837	$1,779,777	$135,640	$931,396	$(1,590,440)	$1,257,210

(1)
On January 1, 2015, we adopted ASU 2014-13, "Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity," and recorded this cumulative-effect adjustment, which represents the net effect of adjusting the assets and liabilities of the consolidated Sequoia collateralized financing entities ("CFEs") from amortized historical cost to fair value.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$12,063	$14,801
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(7,568)	(9,176)
Depreciation and amortization of non-financial assets	277	143
Purchases of held-for-sale loans	(1,245,068)	(2,558,425)
Proceeds from sales of held-for-sale loans	1,336,617	2,455,452
Principal payments on held-for-sale loans	23,518	14,394
Net settlements of derivatives	(1,154)	(19,373)
Provision for loan losses	289	206
Non-cash equity award compensation expense	5,782	2,692
Market valuation adjustments	15,848	19,435
Realized gains, net	(9,538)	(4,306)
Net change in:
Accrued interest receivable and other assets	(30,056)	(38,394)
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	4,966	3,476
Net cash provided by (used in) operating activities	105,976	(119,075)
Cash Flows From Investing Activities:
Purchases of loans held-for-investment	—	(7,600)
Proceeds from sales of loans held-for-investment	6,298	—
Principal payments on loans held-for-investment	125,631	101,754
Purchases of real estate securities	(48,446)	(15,613)
Proceeds from sales of real estate securities	340,798	77,293
Principal payments on real estate securities	22,401	26,313
Purchase of mortgage servicing rights	(5,397)	(5,173)
Proceeds from sales of mortgage servicing rights	28,268	17,235
Net change in restricted cash	3,430	(97)
Net cash provided by investing activities	472,983	194,112
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	1,027,320	1,641,380
Repayments on short-term debt	(2,078,148)	(1,933,041)
Proceeds from issuance of asset-backed securities	—	420
Repayments on asset-backed securities issued	(50,868)	(80,918)
Deferred securities issuance costs	—	(32)
Proceeds from issuance of long-term debt	771,287	354,932
Repayments on long-term debt	(118,146)	—
Net settlements of derivatives	(73)	658
Net proceeds from issuance of common stock	77	134
Net payments on repurchase of common stock	(22,987)	—
Taxes paid on equity award distributions	(229)	(318)
Dividends paid	(22,306)	(24,162)
Net cash used in financing activities	(494,073)	(40,947)
Net increase in cash and cash equivalents	84,886	34,090
Cash and cash equivalents at beginning of period	220,229	269,730
Cash and cash equivalents at end of period	$305,115	$303,820
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$18,634	$15,032
Taxes	64	38
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$—	$6,282
Retention of mortgage servicing rights from loan securitizations and sales	3,463	15,675
Transfers from loans held-for-sale to loans held-for-investment	660,818	447,840
Transfers from loans held-for-investment to loans held-for-sale	54,747	—
Transfers from residential loans to real estate owned	2,042	3,166
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, focuses on investing in mortgage- and other real estate-related assets and engaging in mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our mortgage banking activities. We operate our business in three segments: Residential Investments, Residential Mortgage Banking, and Commercial. Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) —  have been condensed or omitted according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at March 31, 2016 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2016 should not be construed as indicative of the results to be expected for the full year.
In the second quarter of 2015, we began to specifically identify derivatives that are used to hedge our exposure to market interest rate risk associated with our mortgage servicing right ("MSR") investments. As a result, beginning in the second quarter of 2015, we changed our income statement presentation to include the change in market value of these derivatives in the line item “Mortgage servicing rights income (loss), net.” As we previously managed our market interest rate risk on a portfolio-wide basis and did not necessarily rely on derivatives to hedge our MSRs, we cannot conform prior periods to the current presentation. Therefore, in periods prior to the second quarter of 2015 presented in our consolidated statements of income, amounts in “Mortgage servicing rights income (loss), net” do not reflect the impact of hedging. These changes and year-over-year comparisons are discussed in further detail in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
Additionally, in the first quarter of 2016, we began to present the changes in fair value of certain investments and their associated derivatives in the new line item "Investment fair value changes, net" on our consolidated statements of income and began to present income from mortgage banking activities in "Mortgage banking activities, net" on our consolidated statements of income. We conformed the presentation of prior periods related to this change for consistency of comparison. See Notes 18 and 19 for additional detail on the components of these income statement line items.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our 2015 Annual Report on Form 10-K is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial condition and results of operations for the three months ended March 31, 2016.
Recent Accounting Pronouncements
Newly Adopted Accounting Standards Updates ("ASUs")
In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud-Computing Arrangement.” This new guidance provides additional guidance on accounting for fees paid in a cloud-computing arrangement that contains a software license. This new guidance is effective for fiscal years beginning after December 15, 2015. We adopted this guidance, as required, in the first quarter of 2016, which did not have a material impact on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is required to be applied on a retrospective basis. We adopted this guidance, as required, in the first quarter of 2016 and now present our deferred securities issuance costs as a reduction to the related liabilities on our consolidated balance sheets for all periods presented. At March 31, 2016 and December 31, 2015, we included $0.3 million and $0.5 million, respectively, of deferred securities issuance costs as a reduction to our ABS issued and presented it as ABS issued, net on our consolidated balance sheets and, for both periods, we included $10 million of deferred securities issuance costs as a reduction to our long-term debt and presented it as Long-term debt, net on our consolidated balance sheets.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” This new guidance provides a new scope exception for certain money market funds, makes targeted amendments to the current consolidation guidance, and ends the deferral granted to investment companies from applying the VIE guidance. This new guidance is effective for annual periods beginning after December 15, 2015. We adopted this guidance, as required, in the first quarter of 2016, which did not have a material impact on our consolidated financial statements.
Other Recent Accounting Pronouncements
In March 2016, the FASB issued 2016 ASU 2016-09,"Compensation - Stock compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This new guidance is to simplify the accounting for share-based payment transactions, including related income tax accounting, classification of awards, and classification on the statement of cash flows. This new guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We plan to adopt this new guidance by the required date and do not believe it will have a material impact to our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02,"Leases." This new guidance requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. This new guidance retains a dual lease accounting model, which requires leases to be classified as either operating or capital leases for lessees, for purposes of income statement recognition. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this new guidance by the required date and we are currently evaluating the impact that this update will have on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of 2018 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2017. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. We are currently evaluating the impact these updates will have on our consolidated financial statements.
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at March 31, 2016 and December 31, 2015.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
March 31, 2016 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$24,188	$—	$24,188	$(18,926)	$(4,581)	$681
TBAs	2,843	—	2,843	(1,339)	—	1,504
Total Assets	$27,031	$—	$27,031	$(20,265)	$(4,581)	$2,185

Liabilities (2)
Interest rate agreements	$(92,100)	$—	$(92,100)	$18,926	$73,174	$—
TBAs	(3,739)	—	(3,739)	1,339	1,680	(720)
Futures	(1,324)	—	(1,324)	—	1,324	—
Loan warehouse debt	(368,679)	—	(368,679)	368,679	—	—
Security repurchase agreements	(435,496)	—	(435,496)	435,496	—	—
Total Liabilities	$(901,338)	$—	$(901,338)	$824,440	$76,178	$(720)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
March 31, 2016
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
Analysis of Consolidated VIEs
As of March 31, 2016, the VIEs we are required to consolidate include certain Sequoia securitization entities and the Commercial Securitization entity. In addition, we consolidated the Residential Resecuritization from its creation in 2011 through the fourth quarter of 2015, when the VIE was dissolved. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

March 31, 2016	Sequoia Entities	Commercial Securitization	Total
(Dollars in Thousands)
Residential loans, held-for-investment	$930,027	$—	$930,027
Commercial loans, held-for-investment	—	164,626	164,626
Restricted cash	147	136	283
Accrued interest receivable	1,038	1,290	2,328
Other assets	4,884	47	4,931
Total Assets	$936,096	$166,099	$1,102,195
Accrued interest payable	$519	$242	$761
Asset-backed securities issued	907,023	51,680	958,703
Total Liabilities	$907,542	$51,922	$959,464

Number of VIEs	20	1	21

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2015	Sequoia Entities	Commercial Securitization	Total
(Dollars in Thousands)
Residential loans, held-for-investment	$1,021,870	$—	$1,021,870
Commercial loans, held-for-investment	—	166,016	166,016
Real estate securities	—	—	—
Restricted cash	228	137	365
Accrued interest receivable	1,131	1,297	2,428
Other assets	4,895	—	4,895
Total Assets	$1,028,124	$167,450	$1,195,574
Accrued interest payable	$555	$249	$804
Accrued expenses and other liabilities	100	—	100
Asset-backed securities issued, net	996,820	53,137	1,049,957
Total Liabilities	$997,475	$53,386	$1,050,861

Number of VIEs	21	1	22
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 26 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
The following table presents information related to securitization transactions that occurred during the three months ended March 31, 2016 and 2015.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2016	2015
Principal balance of loans transferred	$—	$338,796
Trading securities retained, at fair value	—	3,423
AFS securities retained, at fair value	—	2,859
MSRs recognized	—	1,872

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table summarizes the cash flows during the three months ended March 31, 2016 and 2015 between us and the unconsolidated VIEs sponsored by us.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2016	2015
Proceeds from new transfers	$—	$341,716
MSR fees received	3,523	3,770
Funding of compensating interest	(79)	(90)
Cash flows received on retained securities	11,191	12,645
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
At Date of Securitization	MSRs	Subordinate Securities	MSRs			Subordinate Securities
Prepayment rate	N/A	N/A	5%	-	19%	8%
Discount rates	N/A	N/A			11%	6%
Credit loss assumptions	N/A	N/A			N/A	0.25%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents additional information at March 31, 2016 and December 31, 2015, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	March 31, 2016	December 31, 2015
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$32,434	$258,697
Senior and subordinate securities, classified as AFS	274,380	272,715
Mortgage servicing rights	39,220	56,984
Maximum loss exposure (1)	$346,034	$588,396
Assets transferred:
Principal balance of loans outstanding	$7,055,574	$7,318,167
Principal balance of delinquent loans 30+ days delinquent	15,235	18,300

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at March 31, 2016 and December 31, 2015.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

March 31, 2016	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at March 31, 2016	$39,220	$22,177	$284,637
Expected life (in years) (2)	4	4	11
Prepayment speed assumption (annual CPR) (2)	21%	14%	13%
Decrease in fair value from:
10% adverse change	$2,423	$1,297	$969
25% adverse change	5,800	3,039	2,459
Discount rate assumption (2)	11%	11%	6%
Decrease in fair value from:
100 basis point increase	$1,024	$650	$21,432
200 basis point increase	2,012	1,264	40,189
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$15	$1,213
25% higher losses	N/A	38	3,042

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2015	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2015	$56,984	$248,570	$282,842
Expected life (in years) (2)	7	5	12
Prepayment speed assumption (annual CPR) (2)	11%	10%	12%
Decrease in fair value from:
10% adverse change	$2,868	$2,042	$901
25% adverse change	6,119	4,810	2,278
Discount rate assumption (2)	11%	5%	6%
Decrease in fair value from:
100 basis point increase	$2,711	$10,029	$21,981
200 basis point increase	4,745	19,365	41,156
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$35	$1,244
25% higher losses	N/A	86	3,129

(1)	Senior securities included $22 million and $31 million of interest only securities as of March 31, 2016 and December 31, 2015, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at March 31, 2016, grouped by security type.
Table 4.7 – Third-Party Sponsored VIE Summary

(Dollars in Thousands)	March 31, 2016
Mortgage Backed Securities
Senior	$146,030
Re-REMIC	162,970
Subordinate	304,113
Total Investments in Third-Party Sponsored VIEs	$613,113
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
March 31, 2016
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
March 31, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2016 and December 31, 2015.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$439,674	$439,674	$1,114,305	$1,114,305
At lower of cost or fair value	1,402	1,594	1,433	1,635
Residential loans, held-for-investment (1)
At fair value	3,273,980	3,273,980	2,813,065	2,813,065
Commercial loans, held-for-sale	—	—	39,141	39,141
Commercial loans, held-for-investment
At fair value	69,674	69,674	67,657	67,657
At amortized cost	294,219	301,488	295,849	300,824
Trading securities	221,571	221,571	404,011	404,011
Available-for-sale securities	698,356	698,356	829,245	829,245
MSRs	126,620	126,620	191,976	191,976
Cash and cash equivalents	305,115	305,115	220,229	220,229
Restricted cash	2,137	2,137	5,567	5,567
Accrued interest receivable	19,766	19,766	23,290	23,290
Derivative assets	31,975	31,975	16,393	16,393
REO (2)	4,884	5,475	4,896	5,282
Margin receivable (2)	107,941	107,941	83,191	83,191
FHLBC stock (2)	44,071	44,071	34,437	34,437
Guarantee asset (2)	4,272	4,272	5,697	5,697
Pledged collateral (2)	59,664	59,664	53,600	53,600
Liabilities
Short-term debt	$804,175	$804,175	$1,855,003	$1,855,003
Accrued interest payable	15,522	15,522	8,936	8,936
Margin payable	14,247	14,247	6,415	6,415
Guarantee obligation	24,896	23,595	22,704	22,702
Derivative liabilities	97,468	97,468	62,794	62,794
ABS issued, net (1) (2)
Fair value	907,023	907,023	996,820	996,820
Amortized cost	51,341	51,680	52,595	53,137
FHLBC long-term borrowings	1,999,999	1,999,999	1,343,023	1,343,023
Commercial secured borrowings	65,181	65,181	63,152	63,152
Convertible notes, net (2)	479,798	453,396	483,119	461,053
Trust preferred securities and subordinated notes, net (2)	138,454	80,910	138,443	83,700

(1)	These assets are included in other assets on our consolidated balance sheets.

(2)	On January 1, 2016, we adopted ASU 2015-03 and began to present ABS issued, convertible notes, and other long-term debt net of deferred debt issuance costs. See Note 3 for further discussion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

During the three months ended March 31, 2016, we elected the fair value option for $48 million of residential subordinate securities, $1.19 billion of residential loans (principal balance), $38 million of commercial loans (principal balance), and $9 million of MSRs. We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to securitizations as well as for MSRs purchased or retained from sales of residential loans.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at March 31, 2016 and December 31, 2015, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2016	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$3,713,654	$—	$1,387	$3,712,267
Commercial loans	69,674	—	—	69,674
Trading securities	221,571	—	—	221,571
Available-for-sale securities	698,356	—	—	698,356
Derivative assets	31,975	2,843	24,188	4,944
MSRs	126,620	—	—	126,620
Pledged collateral	59,664	59,664	—	—
FHLBC stock	44,071	—	44,071	—
Guarantee asset	4,272	—	—	4,272

Liabilities
Derivative liabilities	$97,468	$5,063	$92,100	$305
Commercial secured borrowings	65,181	—	—	65,181
ABS issued	907,023	—	—	907,023

December 31, 2015	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$3,927,370	$—	$129,819	$3,797,551
Commercial loans	106,798	—	—	106,798
Trading securities	404,011	—	—	404,011
Available-for-sale securities	829,245	—	—	829,245
Derivative assets	16,393	2,734	8,988	4,671
MSRs	191,976	—	—	191,976
Pledged collateral	53,600	53,600	—	—
FHLBC stock	34,437	—	34,437	—
Guarantee asset	5,697	—	—	5,697

Liabilities
Derivative liabilities	$62,794	$2,963	$58,368	$1,463
Commercial secured borrowings	63,152	—	—	63,152
ABS issued	996,820	—	—	996,820

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2016.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets							Liabilities
	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives(1)	Commercial Secured Borrowings	ABS Issued
(In Thousands)
Beginning balance - December 31, 2015	$3,797,551	$106,798	$404,011	$829,245	$191,976	$5,697	$3,208	$63,152	$996,820
Acquisitions	1,020,846	37,626	47,760	15,585	8,807	—	—	—	—
Sales	(941,790)	(77,183)	(220,123)	(125,911)	(29,559)	—	—	—	—
Principal paydowns	(161,241)	(171)	(5,718)	(16,683)	—	—	—	(155)	(49,411)
Gains (losses) in net income, net	(7,934)	2,604	(4,359)	17,314	(44,604)	(1,425)	15,606	2,171	(33,515)
Unrealized losses in OCI, net	—	—	—	(21,194)	—	—	—	—	—
Other settlements, net (2)	4,835	—	—	—	—	—	(14,175)	13	(6,871)
Ending balance - March 31, 2016	$3,712,267	$69,674	$221,571	$698,356	$126,620	$4,272	$4,639	$65,181	$907,023

(1)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.

(2)	Other settlements, net for derivatives represents the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at March 31, 2016 and 2015. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three months ended March 31, 2016 and 2015 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2016 and 2015 Included in Net Income

	Included in Net Income
	Three Months Ended March 31,
(In Thousands)	2016	2015
Assets
Residential loans at Redwood	$27,285	$5,464
Residential loans at consolidated Sequoia entities	(35,656)	1,179
Commercial loans	2,171	2,959
Trading securities	(6,135)	(13,790)
MSRs	(30,834)	(11,769)
Loan purchase commitments	4,644	7,422
Other assets - Guarantee asset	(1,425)	(1,083)

Liabilities
Commercial secured borrowing	2,171	(1,509)
ABS issued	(33,515)	(2,946)
The following table presents information on assets recorded at fair value on a non-recurring basis at March 31, 2016. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheet at March 31, 2016.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2016

					Gain (Loss) for
March 31, 2016	Carrying Value	Fair Value Measurements Using			Three Months Ended
(In Thousands)		Level 1	Level 2	Level 3	March 31, 2016
Assets
Residential loans, at lower of cost or fair value	$1,076	$—	$—	$1,076	$(16)
REO	1,285	—	—	1,285	(252)

Liabilities
Guarantee obligation	$928	$—	$—	$928	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net gains and losses recorded in each line item of our consolidated statements of income for the three months ended March 31, 2016 and 2015.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended March 31,
(In Thousands)	2016	2015
Mortgage banking activities, net
Residential loans held-for-sale, at fair value	$5,439	$2,056
Residential loan purchase and forward sale commitments	12,635	18,256
Commercial loans, at fair value (1)	433	5,857
Sequoia securities	1,484	(14,359)
Risk management derivatives, net	(12,754)	(10,583)
Total mortgage banking activities, net (2)	$7,237	$1,227
Investment fair value changes, net
Residential loans held-for-investment at Redwood	$23,463	$1,980
Net investments in consolidated Sequoia entities	(1,580)	(1,093)
Trading securities	(5,601)	270
Risk management derivatives, net	(35,810)	(1,374)
Risk sharing investments	(10)	(928)
Total investment fair value changes, net	$(19,538)	$(1,145)
MSR income (loss), net
MSRs	$(44,604)	$(19,517)
Risk management derivatives, net	41,057	—
Total MSR loss, net (3)	$(3,547)	$(19,517)
Total Market Valuation Losses, Net	$(15,848)	$(19,435)

(1)
Commercial loans at fair value does not include commercial A-notes, which were sold in 2014, but did not qualify for sale treatment under GAAP. The market valuation gains and losses on the commercial A-notes and associated commercial secured borrowings net to zero in each period presented.

(2)
Mortgage banking activities, net presented above does not include fee income or provisions for repurchases that are components of Mortgage banking activities, net presented on our consolidated statements of income, as these amounts do not represent market valuation changes.

(3)
MSR income (loss), net presented above does not include net fee income or provisions for repurchases that are components of MSR income (loss), net on our consolidated statements of income, as these amounts do not represent market valuation adjustments. In addition, we did not specifically identify derivatives used to hedge MSRs in the first quarter of 2015. See Note 2 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

At March 31, 2016, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2015. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

March 31, 2016	Fair Value						Weighted Average
(Dollars in Thousands, except Input Values)		Unobservable Input	Range
Assets
Residential loans, at fair value:
Jumbo fixed rate loans	$2,494,912	Whole loan spread to TBA price	$3.13	-	$4.35		$4.12

Jumbo hybrid loans	83,124	Prepayment rate (annual CPR)	15	-	15%		15%
		Spread to swap rate	130	-	180	bps	151	bps

Jumbo loans committed to sell	204,204	Committed Sales Price	$101.91	-	$102.30		$102.14

Loans held by consolidated Sequoia entities (1)	930,027	Liability price			N/A		N/A

Residential loans, at lower of cost or fair value	1,076	Loss severity	15	-	30%		29%

Commercial loans, at fair value	69,674	Spread to swap rate	212	-	212	bps	212	bps
		Credit support	25	-	25%		25%

Trading and AFS securities	919,927	Discount rate	5	-	12%		6%
		Prepayment rate (annual CPR)	1	-	35%		14%
		Default rate	—	-	35%		3%
		Loss severity	20	-	65%		23%
		Credit support	—	-	48%		4%

MSRs	126,620	Discount rate	8	-	13%		10%
		Prepayment rate (annual CPR)	4	-	60%		15%
		Per loan annual cost to service	$72	-	$82		$78

Guarantee asset	4,272	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	19	-	19%		19%

REO	1,285	Loss severity	11	-	93%		35%

Loan purchase commitments, net (2)	4,639	MSR Multiple	0.3	-	6.6	x	2.8	x
		Fallout rate	2	-	98%		44%
		Whole loan spread to TBA price	3.35	-	4.35		4.16
		Prepayment rate (annual CPR)	15	-	15%		15%
		Spread to swap rate	130	-	180	bps	154	bps

Liabilities
ABS issued	907,023	Discount rate	5	-	9%		5%
		Prepayment rate (annual CPR)	5	-	20%		12%
		Default rate	1	-	12%		7%
		Loss severity	20	-	32%		27%
		Credit support	—	-	33%		9%

Commercial secured borrowings	65,181	Spread to swap rate	212	-	212	bps	212	bps
		Credit support	25%	-	25%		25%

(1)
The fair value of the loans held by consolidated Sequoia entities was based on the fair value of the ABS issued by these entities, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.

(2)	For the purpose of this presentation, loan purchase commitment assets and liabilities are presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
Residential loans
Estimated fair values for residential loans are determined using models that incorporate various observable inputs, including pricing information from recent securitizations and whole loan sales. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices for senior residential mortgage-backed securities ("RMBS") and indexed swap rates for subordinate RMBS (Level 3). Pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed to be announced ("TBA") prices for fixed-rate loans and indexed swap rates for hybrid loans (Level 3). Other observable inputs include benchmark interest rates, and prepayment rates. At March 31, 2016, our jumbo fixed-rate loans were priced exclusively using whole loan sale inputs. These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions.
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
Estimated fair values for mezzanine commercial loans are determined by both market comparable pricing and discounted cash flow analysis valuation techniques (Level 3). Our discounted cash flow models utilize certain significant unobservable inputs including the underwritten net operating income and debt coverage ratio assumptions and actual performance relative to those underwritten metrics as well as estimated market discount rates. An increase in market discount rates would generally reduce the estimated fair value of the commercial loans.
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
March 31, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at March 31, 2016, we received dealer price indications on 68% of our securities, representing 84% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.
Derivative assets and liabilities
Our derivative instruments include swaps, swaptions, TBAs, financial futures, CMBX credit default index swaps, loan purchase commitments ("LPCs"), and forward sale commitments ("FSCs"). Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. Fair values of TBAs and financial futures are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2).
LPC fair values for conforming loans are estimated based on quoted Agency mortgage-backed securities ("MBS") prices, estimates of the fair value of the MSRs we expect to retain in the sale of the loans, and the probability that the mortgage loan will be purchased (Level 3). FSC fair values for conforming loans are obtained using quoted Agency prices. LPC fair values for jumbo loans are estimated based on the estimated fair values of the underlying loans (as described in "Residential loans" above) as well as the probability that the mortgage loan will be purchased (Level 3).
For other derivatives, valuations are based on various factors such as liquidity, bid/ask spreads, and credit considerations for which we rely on available market inputs. In the absence of such inputs, management’s best estimate is used (Level 3).
MSRs
MSRs include the rights to service jumbo and conforming residential mortgage loans. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. These inputs include market discount rates, prepayment rates of serviced loans, and the market cost of servicing. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Estimated fair values are based on applying the inputs to generate the net present value of estimated future MSR income (Level 3). These discounted cash flow models utilize certain significant unobservable inputs including prepayment rate and discount rate assumptions. An increase in these unobservable inputs would generally reduce the estimated fair value of the MSRs.
As part of our MSR valuation process, we received a valuation estimate from a third-party valuations firm. In the aggregate, our internal valuation of the MSRs were within 1% of the third-party valuation.
FHLBC Stock
Our Federal Home Loan Bank ("FHLB") member subsidiary is required to purchase Federal Home Loan Bank of Chicago ("FHLBC") stock under a borrowing agreement between our FHLB-member subsidiary and the FHLBC. Under this agreement, the stock is redeemable at face value, which represents the carrying value and fair value of the stock (Level 2).
Guarantee Asset
The guarantee asset represents the estimated fair value of cash flows we are contractually entitled to receive related to a risk sharing arrangement with Fannie Mae. Significant inputs in the valuation analysis are Level 3, due to the nature of this asset and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant inputs include prepayment rates and market discount rate (Level 3). An increase in prepayment speed or market discount rate would generally reduce the estimated fair value of the guarantee asset.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
Guarantee Obligations
In association with our risk sharing transactions with the Agencies, we have made certain guarantees. For these transactions, at the close of each delivery period, or at quarter-end for open delivery periods, we recognize a liability representing the fair value of the guarantee obligations we assumed. Fair values of guarantee obligations are determined using internal models that incorporate certain significant inputs that are considered unobservable and are therefore Level 3 in nature. Pricing inputs include prepayment assumptions, loss assumptions, and discount rates.  An increase in discount rates or loss rates, or a decrease in prepayment rates, would reduce the estimated fair value of the guarantee obligations.
Short-term debt
Short-term debt includes our credit facilities that mature within one year. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 2).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
Note 6. Residential Loans
We acquire residential loans from third-party originators. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at March 31, 2016 and December 31, 2015.
Table 6.1 – Classifications and Carrying Values of the Residential Loans

March 31, 2016
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value - conforming	$1,387	$—	$1,387
Fair value - jumbo	438,287	—	438,287
Lower of cost or fair value - jumbo	1,402	—	1,402
Total held-for-sale	441,076	—	441,076
Held-for-investment
Fair value - jumbo	2,343,953	930,027	3,273,980
Total Residential Loans	$2,785,029	$930,027	$3,715,056

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 6. Residential Loans - (continued)

December 31, 2015
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale
Fair value - conforming	$129,819	$—	$129,819
Fair value - jumbo	984,486	—	984,486
Lower of cost or fair value - jumbo	1,433	—	1,433
Total held-for-sale	1,115,738	—	1,115,738
Held-for-investment
Fair value - jumbo	1,791,195	1,021,870	2,813,065
Total Residential Loans	$2,906,933	$1,021,870	$3,928,803
At March 31, 2016, we owned mortgage servicing rights associated with $1.88 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheet. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
At March 31, 2016, we owned 588 loans held-for-sale at fair value with an aggregate unpaid principal balance of $429 million and a fair value of $440 million, compared to 1,763 loans with an aggregate unpaid principal balance of $1.09 billion and a fair value of $1.11 billion at December 31, 2015. At March 31, 2016, none of these loans were greater than 90 days delinquent or in foreclosure. At December 31, 2015, two of these loans were greater than 90 days delinquent and one of these loans was in foreclosure.
During the three months ended March 31, 2016 and 2015, we purchased $1.19 billion and $2.40 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $1.24 billion and $2.20 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $5 million and $2 million, respectively, through Mortgage banking activities, net, a component of our consolidated statements of income. At March 31, 2016, loans held-for-sale with a market value of $414 million were pledged as collateral under short-term borrowing agreements.
At Lower of Cost or Fair Value
At March 31, 2016 and December 31, 2015, we held nine residential loans at the lower of cost or fair value with $2 million in outstanding principal balance and a carrying value of $1 million for both periods. At both March 31, 2016 and December 31, 2015, two of these loans were greater than 90 days delinquent and one of these loans was in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At March 31, 2016, we owned 3,096 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.28 billion and a fair value of $2.34 billion, compared to 2,398 loans with an aggregate unpaid principal balance of $1.76 billion and a fair value of $1.79 billion at December 31, 2015. At both March 31, 2016 and December 31, 2015, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three months ended March 31, 2016 and 2015, we transferred loans with a fair value of $660 million and $448 million, respectively, from held-for-sale to held-for-investment. During the three months ended March 31, 2016, we transferred loans with a fair value of $54 million from held-for-investments to held-for-sale. We did not transfer loans from held-for-investment to held-for-sale during the three months ended March 31, 2015.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 6. Residential Loans - (continued)

During the three months ended March 31, 2016 and 2015, we recorded net market valuation gains of $23 million and $2 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net, a component of our consolidated statements of income. At March 31, 2016, $2.34 billion of these loans were pledged as collateral under a borrowing agreement with the FHLBC.
The outstanding loans held-for-investment at Redwood at March 31, 2016 were prime-quality, first lien loans, of which 93% were originated between 2013 and 2016, and 7% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 772 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 66% (at origination). At March 31, 2016, these loans were comprised of 99% fixed-rate loans with a weighted average coupon of 4.16%, and the remainder were hybrid or ARM loans with a weighted average coupon of 4.00%.
At Consolidated Sequoia Entities
At March 31, 2016, we owned 4,221 held-for-investment loans at consolidated Sequoia entities, with an aggregate unpaid principal balance of $1.06 billion and a fair value of $930 million, as compared to 4,545 loans at December 31, 2015, with an aggregate unpaid principal balance of $1.12 billion and a fair value of $1.02 billion. At origination, the weighted average FICO score of borrowers backing these loans was 729, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality. At March 31, 2016 and December 31, 2015, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $51 million and $59 million, respectively, and the unpaid principal balance of loans in foreclosure was $26 million and $32 million, respectively. During the three months ended March 31, 2016 and 2015, we recorded net market valuation losses of $36 million and net market valuation gains of $3 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income.
Note 7. Commercial Loans
We invest in commercial loans that we historically originated or acquired. In February 2016, we discontinued commercial loan originations. The following table summarizes the classifications and carrying value of commercial loans at March 31, 2016 and December 31, 2015.
Table 7.1 – Classifications and Carrying Value of Commercial Loans

(In Thousands)	March 31, 2016	December 31, 2015
Held-for-sale, at fair value	$—	$39,141
Held-for-investment
At fair value	69,674	67,657
At amortized cost	294,219	295,849
Total Commercial Loans	$363,893	$402,647
Of the held-for-investment commercial loans at amortized cost shown above at March 31, 2016 and December 31, 2015, $165 million and $166 million, respectively, were financed through the Commercial Securitization entity, and $7 million and $135 million, respectively, were pledged as collateral under short-term borrowing arrangements.
Commercial Loans Held-for-Sale at Fair Value
Commercial loans held-for-sale include loans we originated with the intent to sell to third parties. At March 31, 2016, we did not hold any senior commercial mortgage loans. As of December 31, 2015, there were four senior commercial mortgage loans at fair value, with an aggregate outstanding principal balance of $39 million and an aggregate fair value of $39 million.
During the three months ended March 31, 2016 and 2015, we acquired $38 million and $93 million (principal balance), respectively, of senior commercial loans for which we elected the fair value option and sold $76 million and $203 million (principal balance), respectively, of loans to third parties. During the three months ended March 31, 2016 and 2015, we recorded $0.4 million and $6 million, respectively, of net market valuation gains on senior commercial mortgage loans for which we elected the fair value option through Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
Note 7. Commercial Loans - (continued)

Commercial Loans Held-for-Investment
At Fair Value
Commercial loans held-for-investment at fair value include senior mortgage loans for which we have elected the fair value option and have been split into senior A-notes and junior B-notes. Although the A-notes for each of the loans were sold, the transfers did not qualify for sale accounting treatment and we treated the sales as secured borrowings. At March 31, 2016 and December 31, 2015, we held three of these A/B notes with an aggregate outstanding principal balance of $67 million and $67 million, respectively, and an aggregate fair value of $70 million and $68 million, respectively. We carry the A-notes and associated secured commercial borrowings at the same fair values and the periodic valuation adjustments associated with these assets and liabilities completely offset through our consolidated statements of income. During the three months ended March 31, 2016 and 2015, there were no net changes in the fair value of the B-notes, in which we retain an actual economic interest. The carrying value of the B-notes at March 31, 2016 and December 31, 2015 was $4 million and $5 million, respectively.
At Amortized Cost
Commercial loans held-for-investment primarily include mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property. The following table provides additional information for our commercial loans held-for-investment at amortized cost at March 31, 2016 and December 31, 2015.
Table 7.2 – Carrying Value for Commercial Loans Held-for-Investment at Amortized Cost

(In Thousands)	March 31, 2016	December 31, 2015
Principal balance	$305,517	$307,047
Unamortized discount, net	(3,908)	(4,096)
Recorded investment	301,609	302,951
Allowance for loan losses	(7,390)	(7,102)
Carrying Value	$294,219	$295,849
At March 31, 2016 and December 31, 2015, we held 58 and 59, respectively, commercial loans held-for-investment at amortized cost. Of the $302 million of recorded investment in commercial loans held-for-investment at March 31, 2016, 7% was originated in 2015, 19% was originated in 2014, 16% was originated in 2013, 31% was originated in 2012, 23% was originated in 2011, and 4% was originated in 2010.
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
The following table presents the principal balance of commercial loans held-for-investment by risk category.
Table 7.3 – Principal Balance of Commercial Loans Held-for-Investment by Risk Category

(In Thousands)	March 31, 2016	December 31, 2015
Pass	$260,599	$272,768
Watch list	44,918	34,279
Total Commercial Loans Held-for-Investment	$305,517	$307,047

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
Note 7. Commercial Loans - (continued)

The following table summarizes the activity in the allowance for commercial loan losses for the three months ended March 31, 2016 and 2015.
Table 7.4 – Activity in the Allowance for Commercial Loan Losses

	Three Months Ended March 31,
(In Thousands)	2016	2015
Balance at beginning of period	$7,102	$7,457
Provision for loan losses	288	205
Balance at End of Period	$7,390	$7,662
At March 31, 2016 and December 31, 2015, all of our commercial loans collectively evaluated for impairment were current. We did not have any commercial loans individually evaluated for impairment at either March 31, 2016 or December 31, 2015. The following table summarizes the balances for loans collectively evaluated for impairment at March 31, 2016 and December 31, 2015.
Table 7.5 – Loans Collectively Evaluated for Impairment Review

(In Thousands)	March 31, 2016	December 31, 2015
Principal balance	$305,517	$307,047
Recorded investment	301,609	302,951
Related allowance	7,390	7,102

Note 8. Real Estate Securities
We invest in real estate securities. The following table presents the fair values of our real estate securities by type at March 31, 2016 and December 31, 2015.
Table 8.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	March 31, 2016	December 31, 2015
Trading	$221,571	$404,011
Available-for-sale	698,356	829,245
Total Real Estate Securities	$919,927	$1,233,256
Our real estate securities include RMBS and CMBS, which are presented in accordance with their general position within a securitization structure based on their rights to cash flows. Senior securities are those interests in a securitization that generally have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior security interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior security interests, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests. In addition, our real estate securities include investments in Agency residential mortgage credit risk transfer (or "CRT") securities, which are presented as subordinate securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 8. Real Estate Securities - (continued)

Trading Securities
The following table presents the fair value of trading securities by collateral type at March 31, 2016 and December 31, 2015.
Table 8.2 – Trading Securities by Collateral Type

(In Thousands)	March 31, 2016	December 31, 2015
Senior Securities
Prime	$22,177	$248,570
Non-prime	5,414	5,781
Total Senior Securities	27,591	254,351
Subordinate Securities
Prime mezzanine (1)	144,317	136,140
Prime subordinate (2)	49,663	13,520
Total Subordinate Securities (3)	193,980	149,660
Total Trading Securities	$221,571	$404,011

(1)	Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

(2)	Subordinate securities includes less than $1 million of non-prime securities at both March 31, 2016, and December 31, 2015.

(3)	At March 31, 2016, and December 31, 2015, subordinate securities included $62 million and $25 million, respectively, of CRT securities.
We elected the fair value option for certain securities and classify them as trading securities. At March 31, 2016 and December 31, 2015, our senior trading securities included $28 million and $37 million, respectively, of interest-only securities, for which there is no principal balance, and the remaining unpaid principal balance of our senior trading securities was zero and $217 million, respectively, and the unpaid principal balance of our subordinate trading securities was $212 million and $168 million, respectively.
During the three months ended March 31, 2016 and 2015, we acquired $50 million and $23 million (principal balance), respectively, of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $218 million and $3 million, respectively, of such securities. During the three months ended March 31, 2016 and 2015, we recorded net market valuation losses of $4 million and $14 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income. As of March 31, 2016, trading securities with a carrying value of $142 million were pledged as collateral under short-term borrowing agreements. See Note 12 for additional information on short-term debt.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 8. Real Estate Securities - (continued)

AFS Securities
The following table presents the fair value of our available-for-sale securities by collateral type at March 31, 2016 and December 31, 2015.
Table 8.3 – Available-for-Sale Securities by Collateral Type

(In Thousands)	March 31, 2016	December 31, 2015
Senior Securities
Prime	$111,523	$210,993
Non-prime	29,093	68,258
Total Senior Securities	140,616	279,251
Re-REMIC Securities	162,970	165,064
Subordinate Securities
Prime mezzanine (1)	225,787	224,624
Prime subordinate (2)	168,983	160,306
Total Subordinate Securities	394,770	384,930
Total AFS Securities	$698,356	$829,245

(1)	Mezzanine includes securities initially rated AA, A and BBB- and issued in 2012 or later.

(2)	Subordinate securities includes less than $1 million of non-prime securities at both March 31, 2016, and December 31, 2015.
As of March 31, 2016, AFS securities with a carrying value of $389 million were pledged as collateral under short-term borrowing agreements. See Note 12 for additional information on short-term debt.
During the three months ended March 31, 2016 and 2015, we purchased $16 million and $10 million of AFS securities, respectively, and sold $126 million and $91 million of AFS securities, respectively, which resulted in net realized gains of $9 million and $4 million, respectively.
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
At March 31, 2016, there were $2 million of AFS securities with contractual maturities less than five years, none with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 8. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at March 31, 2016 and December 31, 2015.
Table 8.4 – Carrying Value of AFS Securities

March 31, 2016	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$120,577	$31,781	$189,146	$504,228	$845,732
Credit reserve	(1,108)	(687)	(11,258)	(35,494)	(48,547)
Unamortized discount, net	(13,491)	(3,262)	(66,586)	(136,291)	(219,630)
Amortized cost	105,978	27,832	111,302	332,443	577,555
Gross unrealized gains	9,326	1,482	51,668	64,538	127,014
Gross unrealized losses	(3,781)	(221)	—	(2,211)	(6,213)
Carrying Value	$111,523	$29,093	$162,970	$394,770	$698,356

December 31, 2015	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$217,605	$75,591	$189,782	$490,249	$973,227
Credit reserve	(1,305)	(5,101)	(10,332)	(32,131)	(48,869)
Unamortized discount, net	(22,079)	(8,395)	(71,670)	(134,963)	(237,107)
Amortized cost	194,221	62,095	107,780	323,155	687,251
Gross unrealized gains	20,263	6,249	57,284	63,205	147,001
Gross unrealized losses	(3,491)	(86)	—	(1,430)	(5,007)
Carrying Value	$210,993	$68,258	$165,064	$384,930	$829,245
The following table presents the changes for the three months ended March 31, 2016, in unamortized discount and designated credit reserves on residential AFS securities.
Table 8.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended March 31, 2016
	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$48,869	$237,107
Amortization of net discount	—	(8,068)
Realized credit losses	(1,955)	—
Acquisitions	4,383	5,110
Sales, calls, other	(4,252)	(13,017)
Transfers to (release of) credit reserves, net	1,502	(1,502)
Ending Balance	$48,547	$219,630

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 8. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at March 31, 2016 and December 31, 2015.
Table 8.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
March 31, 2016	$39,132	$(1,350)	$37,782	$76,241	$(4,863)	$71,378
December 31, 2015	87,718	(1,972)	85,746	77,539	(3,035)	74,504
At March 31, 2016, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 199 AFS securities, of which 28 were in an unrealized loss position and 13 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2015, our consolidated balance sheet included 224 AFS securities, of which 32 were in an unrealized loss position and 15 were in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $6 million at March 31, 2016. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At March 31, 2016, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
During the three months ended March 31, 2016, we recognized no OTTI losses related to our AFS securities. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at March 31, 2016.
Table 8.7 – Significant Valuation Assumptions

	Range for Securities
March 31, 2016	Prime	Non-prime
Prepayment rates	10 - 20%	12 - 15%
Projected losses	0 - 9%	5%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 8. Real Estate Securities - (continued)

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at March 31, 2016 and 2015, for which a portion of an OTTI was recognized in other comprehensive income.
Table 8.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended March 31,
(In Thousands)	2016	2015
Balance at beginning of period	$28,277	$33,849
Reductions
Securities sold, or expected to sell	(226)	(95)
Securities with no outstanding principal at period end	(109)	(805)
Balance at End of Period	$27,942	$32,949
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three months ended March 31, 2016 and 2015.
Table 8.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended March 31,
(In Thousands)	2016	2015
Gross realized gains - sales	$11,419	$4,306
Gross realized losses - sales	(2,173)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$9,246	$4,306

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 9. Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the fair value of MSRs and the aggregate principal amounts of associated loans as of March 31, 2016 and December 31, 2015.
Table 9.1 – Fair Value of MSRs and Aggregate Principal Amounts of Associated Loans

	March 31, 2016		December 31, 2015
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Mortgage Servicing Rights
Conforming Loans	$86,591	$9,344,652	$133,838	$12,560,533
Jumbo Loans	40,029	5,479,353	58,138	5,705,939
Total Mortgage Servicing Rights	$126,620	$14,824,005	$191,976	$18,266,472
The following table presents activity for MSRs for the three months ended March 31, 2016 and 2015.
Table 9.2 – Activity for MSRs

	Three Months Ended March 31,
(In Thousands)	2016	2015
Balance at beginning of period	$191,976	$139,293
Additions	8,807	18,754
Sales	(29,559)	(18,206)
Changes in fair value due to:
Changes in assumptions (1)	(38,328)	(14,036)
Other changes (2)	(6,276)	(5,481)
Balance at End of Period	$126,620	$120,324

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to realization of expected cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 9. Mortgage Servicing Rights - (continued)

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we acquire and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. We hold our MSR investments at our taxable REIT subsidiary. The following table details the retention and purchase of MSRs during the three months ended March 31, 2016.
Table 9.3 – MSR Additions

(In Thousands)	Three Months Ended March 31, 2016
	MSR Fair Value	Associated Principal
Jumbo MSR additions:
From loan sales	$46	$6,519
Total jumbo MSR additions	46	6,519
Conforming MSR additions:
From loan sales	$3,364	$314,518
From purchases	5,397	549,034
Total conforming MSR additions	8,761	863,552
Total MSR Additions	$8,807	$870,071
The following table presents the components of our MSR income.
Table 9.4 – Components of MSR Income (Loss), net

	Three Months Ended March 31,
(In Thousands)	2016	2015
Servicing income
Income	$11,684	$9,716
Cost of sub-servicer	(2,038)	(1,229)
Net servicing income	9,646	8,487
Market valuation changes of MSRs	(44,604)	(19,517)
Market valuation changes of associated derivatives (1)	41,057	—
MSR provision for repurchases	182	106
MSR Income (Loss), Net	$6,281	$(10,924)

(1)	In the second quarter of 2015, we began to identify specific derivatives used to hedge the exposure of our MSRs to changes in market interest rates. See Note 2 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 10. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at March 31, 2016 and December 31, 2015.
Table 10.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	March 31, 2016		December 31, 2015
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$8,647	$525,000	$2,590	$658,000
TBAs	2,843	569,500	2,734	1,028,500
Swaptions	15,541	570,000	5,191	925,000
Credit default index swaps	—	—	1,207	25,000
Assets - Other Derivatives
Loan purchase commitments	4,944	867,816	4,671	764,161
Total Assets	$31,975	$2,532,316	$16,393	$3,400,661

Liabilities - Cash Flow Hedges
Interest rate swaps	$(62,407)	$139,500	$(48,232)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(29,693)	968,500	(10,134)	1,039,500
TBAs	(3,739)	581,000	(2,519)	1,450,500
Futures	(1,324)	150,000	(445)	78,000
Liabilities - Other Derivatives
Loan purchase commitments	(305)	263,769	(1,464)	375,815
Total Liabilities	$(97,468)	$2,102,769	$(62,794)	$3,083,315
Total Derivative Financial Instruments, Net	$(65,493)	$4,635,085	$(46,401)	$6,483,976
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheet, we may enter into derivative contracts. At March 31, 2016, we were party to swaps and swaptions with an aggregate notional amount of $2.06 billion, TBA contracts sold with an aggregate notional amount of $1.15 billion, and financial futures contracts with an aggregate notional amount of $150 million. At December 31, 2015, we were party to swaps and swaptions with an aggregate notional amount of $2.62 billion, TBA contracts sold with an aggregate notional amount of $2.48 billion, and financial futures contracts with an aggregate notional amount of $78 million. During the three months ended March 31, 2016 and 2015, we recorded net market valuation losses of $8 million and $12 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and MSR income (loss), net on our consolidated statements of income.
Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. Net market valuation gains on LPCs and FSCs were $13 million and $18 million for the three months ended March 31, 2016 and 2015, respectively, and are recorded in Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
For the three months ended March 31, 2016 and 2015, net market valuation losses on interest rate agreements were $14 million and $8 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $62 million and $47 million at March 31, 2016 and December 31, 2015, respectively.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three months ended March 31, 2016 and 2015.
Table 10.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended March 31,
(In Thousands)	2016	2015
Net interest expense on cash flows hedges	$(1,387)	$(1,484)
Realized net losses reclassified from other comprehensive income	(18)	(31)
Total Interest Expense	$(1,405)	$(1,515)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At March 31, 2016, we assessed this risk as remote and did not record a specific valuation adjustment.
At March 31, 2016, we had outstanding derivative agreements with four counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.
Note 11. Other Assets and Liabilities
Other assets at March 31, 2016 and December 31, 2015, are summarized in the following table.
Table 11.1 – Components of Other Assets

(In Thousands)	March 31, 2016	December 31, 2015
Margin receivable	$107,941	$83,191
Pledged collateral	59,664	53,600
FHLBC stock	44,071	34,437
Investment receivable	7,772	3,870
Guarantee asset	4,272	5,697
REO	4,884	4,896
Fixed assets and leasehold improvements (1)	3,608	4,117
Prepaid expenses	2,183	3,640
Other	7,996	4,438
Total Other Assets	$242,391	$197,886

(1)	Fixed assets and leasehold improvements have a basis of $6 million and accumulated depreciation of $2 million at March 31, 2016.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
Note 11. Other Assets and Liabilities - (continued)

Accrued expenses and other liabilities at March 31, 2016 and December 31, 2015 are summarized in the following table.
Table 11.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	March 31, 2016	December 31, 2015
Guarantee obligations	$24,896	$22,704
Unsettled trades	15,014	29
Margin payable	14,247	6,415
Residential loan and MSR repurchase reserve	6,693	6,403
Accrued compensation	6,476	17,527
Restructuring liabilities	5,245	—
Legal reserve	2,000	2,000
Accrued operating expenses	1,621	1,845
Current accounts payable	1,038	4,764
Other	4,939	8,210
Total Other Liabilities	$82,169	$69,897
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral.
Guarantee Asset, Pledged Collateral, and Guarantee Obligations
The pledged collateral, guarantee asset, and guarantee obligations presented in the tables above are related to our risk sharing arrangements with Fannie Mae and Freddie Mac. In accordance with these arrangements, we are required to pledge collateral to secure our guarantee obligations. At March 31, 2016, we were over-collateralized by approximately $16 million and expect to receive this collateral back from the custodian in the second quarter of 2016.  See Note 15 for additional information on our risk sharing arrangements.
Investment Receivable and Unsettled Trades
In accordance with our policy to record purchases and sales of securities on the trade date, if the trade and settlement of a purchase or sale crosses over a quarterly reporting period, we will record an investment receivable for sales and an unsettled trades liability for purchases.
REO
The carrying value of REO at March 31, 2016, was $5 million, which includes the net effect of $2 million related to transfers into REO during the three months ended March 31, 2016, offset by $3 million of REO liquidations, and $1 million of unrealized gains resulting from market valuation adjustments. At March 31, 2016 and December 31, 2015, there were 20 and 23 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities.
See Note 15 for additional information on the legal and residential repurchase reserves.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
Note 11. Other Assets and Liabilities - (continued)

Restructuring Accruals

In January 2016, we announced plans to restructure certain aspects of our residential mortgage loan operations by discontinuing the acquisition and aggregation of conforming loans for resale to the Agencies. Additionally, in February 2016, we announced our plans to restructure our commercial business and discontinue commercial loan originations. Finally, in March 2016, we announced the departure of our President effective July 1, 2016. We currently expect to substantially complete these restructuring activities during the second quarter of 2016.

In connection with these activities, we incurred restructuring expenses, including one-time termination benefits, contract termination costs, and other associated costs. During the first quarter of 2016, we established a restructuring liability and recorded restructuring charges totaling $11 million in Operating expenses on our consolidated statements of income, which included $9 million of severance related charges (including $3 million of equity compensation expense) and $2 million of contract termination costs. For segment reporting, we consider these restructuring charges as corporate charges and included them in the “corporate/other” reconciling column in our business segment financial information tables in Note 22, Segment Information.

The following table presents our restructuring activities and the associated liabilities during the three months ended March 31, 2016.
Table 11.3 – Activities of Restructuring Liabilities

	Three Months Ended March 31, 2016
(In Thousands)	Termination Benefits	Contract Termination Costs	Total Restructuring Liabilities
Beginning balance	$—	$—	$—
Costs incurred and expensed	8,738	1,921	10,659
Costs paid/settled	(1,326)	(602)	(1,928)
Adjustments (1)	(3,486)	—	(3,486)
Ending Balance	$3,926	$1,319	$5,245

(1)	Amount represents equity compensation expense recorded during the three months ended March 31, 2016 related to equity awards that were accelerated, and will be distributed in future periods.
Note 12. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At March 31, 2016, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The table below summarizes the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information of the short-term debt at March 31, 2016 and December 31, 2015.
Table 12.1 – Short-Term Debt Facilities

	March 31, 2016
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity

Residential loan warehouse	4	$368,679	$1,400,000	1.97%	6/2016-2/2017	240
Commercial loan warehouse	2	—	300,000	N/A	4/2016-10/2016	N/A
Real estate securities repo	9	435,496	—	1.77%	4/2016-6/2016	29
Total	15	$804,175

	December 31, 2015
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity

Residential loan warehouse	4	$950,022	$1,400,000	1.90%	2/2016-12/2016	182
FHLBC (1)	1	137,622	—	0.21%	7/2016-11/2016	204
Commercial loan warehouse	2	73,718	300,000	4.13%	4/2016-10/2016	265
Real estate securities repo	9	693,641	—	1.47%	1/2016-3/2016	24
Total	16	$1,855,003

(1)
Amount represents the portion of our borrowings from the FHLBC that were due within 12 months at December 31, 2015. See Note 14 for additional information on our FHLB-member subsidiary's borrowing agreement with the FHLBC.

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At March 31, 2016, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
The fair value of held-for-sale residential loans, commercial loans, and real estate securities pledged as collateral was $414 million, $7 million, and $531 million, respectively, at March 31, 2016 and $1.07 billion, $152 million, and $827 million, respectively, at December 31, 2015. For the three months ended March 31, 2016 and 2015, the average balance of short-term debt was $1.28 billion and $1.59 billion, respectively. At March 31, 2016 and December 31, 2015, accrued interest payable on short-term debt was $3 million and $2 million, respectively.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value in excess of $10 million at March 31, 2016. At both March 31, 2016 and December 31, 2015, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of short-term debt by the type of collateral securing the debt at March 31, 2016.
Table 12.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	March 31, 2016
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$64,571	$304,108	$368,679
Commercial loans (1)	4,337	—	—	4,337
Real estate securities	309,112	122,047	—	431,159
Total Short-Term Debt	$313,449	$186,618	$304,108	$804,175

(1)	One commercial loan serves as collateral under a securities repo facility.
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
March 31, 2016
(Unaudited)
Note 13. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by consolidated securitization entities we sponsored at March 31, 2016 and December 31, 2015, along with other selected information, are summarized in the following table.

Table 13.1 – Asset-Backed Securities Issued

	March 31, 2016			December 31, 2015
(Dollars in Thousands)	Sequoia	Commercial Securitization	Total	Sequoia	Commercial Securitization	Total
Certificates with principal balance	$1,044,364	$51,680	$1,096,044	$1,108,785	$53,137	$1,161,922
Interest-only certificates	4,598	—	4,598	4,672	—	4,672
Market valuation adjustments	(141,939)	—	(141,939)	(116,637)	—	(116,637)
Total ABS Issued	907,023	51,680	958,703	996,820	53,137	1,049,957
Deferred debt issuance costs	—	(339)	(339)	—	(542)	(542)
ABS issued, net (1)	$907,023	$51,341	$958,364	$996,820	$52,595	$1,049,415
Range of weighted average interest rates, by series	0.64% to 1.87%	5.62%		0.41% to 2.21%	5.62%
Stated maturities	2024 - 2037	2018		2017 - 2037	2018
Number of series	20	1		21	1

(1)	Upon adoption of ASU 2015-03 on January 1, 2016, we began to present ABS issued, net of deferred debt issuance costs. See Note 3 for further discussion.
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At March 31, 2016, $907 million of ABS issued ($1.04 billion principal balance) had contractual maturities after five years.
The following table summarizes the accrued interest payable on ABS issued at March 31, 2016 and December 31, 2015. Interest due on consolidated ABS issued is payable monthly.
Table 13.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2016	December 31, 2015
Sequoia	$519	$555
Commercial Securitization	242	249
Total Accrued Interest Payable on ABS Issued	$761	$804

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
Note 13. Asset-Backed Securities Issued - (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at March 31, 2016 and December 31, 2015.
Table 13.3 – Collateral for Asset-Backed Securities Issued

	March 31, 2016			December 31, 2015
(In Thousands)	Sequoia	Commercial Securitization	Total	Sequoia	Commercial Securitization	Total
Residential loans	$930,027	$—	$930,027	$1,021,870	$—	$1,021,870
Commercial loans	—	164,626	164,626	—	166,016	166,016
Restricted cash	147	136	283	228	137	365
Accrued interest receivable	1,038	1,290	2,328	1,131	1,297	2,428
REO	4,884	47	4,931	4,895	—	4,895
Total Collateral for ABS Issued	$936,096	$166,099	$1,102,195	$1,028,124	$167,450	$1,195,574
Note 14. Long-Term Debt

FHLBC Borrowings

In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At March 31, 2016, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the three months ended March 31, 2016, our FHLB-member subsidiary borrowed an additional $519 million under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At March 31, 2016, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 0.58% and a weighted average maturity of approximately nine years. At December 31, 2015, $1.48 billion of advances were outstanding under this agreement, of which $1.34 billion were classified as long-term debt, with a weighted average interest rate of 0.46% and a weighted average maturity of nine years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Total advances under this agreement were secured by residential mortgage loans with a fair value of $2.34 billion at March 31, 2016. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At March 31, 2016, our subsidiary held $44 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 14. Long-Term Debt - (continued)

The following table presents maturities of our FHLBC borrowings by year at March 31, 2016.
Table 14.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	March 31, 2016
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999
For additional discussion of our FHLBC borrowings, see Part I, Item 2 of Quarterly Report on Form 10-Q under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Commercial Secured Borrowings
At March 31, 2016, we had commercial secured borrowings of $65 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We bifurcated certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our consolidated balance sheet.
Convertible Notes
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on these exchangeable notes was 6.54% and 6.52%, respectively, for the three months ended March 31, 2016 and 2015. At March 31, 2016, these notes were exchangeable at the option of the holder at an exchange rate of 46.1798 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.65 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During the three months ended March 31, 2016, we repurchased $4 million par value of these notes at a discount and recorded $0.3 million of gains on extinguishment of debt in Realized gains, net on our consolidated statements of income. At March 31, 2016, the outstanding principal amount of these notes was $201 million. At March 31, 2016, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $5 million.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on these convertible notes was 5.41% and 5.36%, respectively, for the three months ended March 31, 2016 and 2015. At March 31, 2016, the accrued interest payable balance on this debt was $7 million and the unamortized deferred issuance costs were $4 million. At March 31, 2016, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 14. Long-Term Debt - (continued)

Trust Preferred Securities and Subordinated Notes
At March 31, 2016, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. The interest expense yield on both our trust preferred securities and subordinated notes was 2.85% and 2.52% for the three months ended March 31, 2016 and 2015, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on both our trust preferred securities and subordinated notes was 6.86% and 6.81% for the three months ended March 31, 2016 and 2015, respectively.
At both March 31, 2016 and December 31, 2015, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million. Under the terms of this debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this debt.
Note 15. Commitments and Contingencies
Lease Commitments
At March 31, 2016, we were obligated under seven non-cancelable operating leases with expiration dates through 2021 for $10 million of cumulative lease payments. Operating lease expense was $1 million for both three-month periods ended March 31, 2016 and 2015.
The following table presents our future lease commitments at March 31, 2016.
Table 15.1 – Future Lease Commitments by Year

(In Thousands)	March 31, 2016
2016 (9 months)	$2,149
2017	2,880
2018	1,827
2019	1,189
2020	1,127
2021 and thereafter	367
Total Lease Commitments	$9,539
Loss Contingencies — Risk Sharing
At March 31, 2016, we had sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk sharing arrangements with the Agencies. At March 31, 2016, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At March 31, 2016, we had not incurred any losses under these arrangements. For each of the three months ended March 31, 2016 and 2015, other income related to these arrangements was $1 million, and net market valuation losses related to these investments were zero and $1 million, respectively, for the three months ended March 31, 2016 and 2015.
All of the loans in the reference pools subject to these risk sharing arrangements were originated in 2014 and 2015, and at March 31, 2016, the loans had an unpaid principal balance of $2.93 billion and a weighted average FICO score of 758 (at origination) and LTV of 76% (at origination). At March 31, 2016, $11 million of the outstanding principal balance was 30 days or more delinquent, $1 million of the loans were 90 days or more delinquent, and $1 million of loans were in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2016 and December 31, 2015, assets of such SPEs totaled $66 million and $63 million, respectively, and liabilities of such SPEs totaled $25 million and $25 million, respectively.
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
At March 31, 2016 and December 31, 2015, our repurchase reserve associated with our residential loans and MSRs was $7 million and $6 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received 27 and 25 repurchase requests during the three months ended March 31, 2016 and 2015, respectively.
We did not repurchase any loans during the three months ended March 31, 2016. During the three months ended March 31, 2016 and 2015, we recorded repurchase provisions of $0.3 million and $1 million, respectively, that were recorded in Mortgage banking activities, net and MSR income (loss), net on our consolidated statements of income and did not charge-off any amounts to the reserve in either period.
Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of March 31, 2016, the FHLB-Seattle has received approximately $121 million of principal and $11 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. At the time the Settle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, as of March 31, 2016, approximately $13 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At March 31, 2016, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 16. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three months ended March 31, 2016 and 2015.
Table 16.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$139,356	$(47,363)	$186,737	$(46,049)
Other comprehensive income (loss) before reclassifications	(10,103)	(14,243)	5,053	(8,442)
Amounts reclassified from other accumulated comprehensive income	(10,953)	18	(1,690)	31
Net current-period other comprehensive income (loss)	(21,056)	(14,225)	3,363	(8,411)
Balance at End of Period	$118,300	$(61,588)	$190,100	$(54,460)
The following table provides a summary of reclassifications out of accumulated other comprehensive income for three months ended March 31, 2016 and 2015.
Table 16.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended March 31,
(In Thousands)	Income Statement	2016	2015
Net realized (gain) loss on AFS securities
Gain on sale of AFS securities	Realized gains, net	(10,953)	(1,690)
		$(10,953)	$(1,690)
Net realized loss on interest rate agreements designated as cash flow hedges
Amortization of deferred loss	Interest expense	$18	$31
		$18	$31

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
Note 16. Equity - (continued)

Earnings Per Common Share
The following table provides the basic and diluted earnings per common share computations for the three months ended March 31, 2016 and 2015.
Table 16.3 – Basic and Diluted Earnings Per Common Share

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2016	2015
Basic Earnings Per Common Share:
Net income attributable to Redwood	$12,063	$14,801
Less: Dividends and undistributed earnings allocated to participating securities	(701)	(822)
Net income allocated to common shareholders	$11,362	$13,979
Basic weighted average common shares outstanding	77,137,682	83,360,312
Basic Earnings Per Common Share	$0.15	$0.17
Diluted Earnings Per Common Share:
Net income attributable to Redwood	$12,063	$14,801
Less: Dividends and undistributed earnings allocated to participating securities	(701)	(822)
Net income allocated to common shareholders	$11,362	$13,979
Weighted average common shares outstanding	77,137,682	83,360,312
Net effect of dilutive equity awards	—	2,261,904
Diluted weighted average common shares outstanding	77,137,682	85,622,216
Diluted Earnings Per Common Share	$0.15	$0.16
For the three months ended March 31, 2016 and 2015, we determined certain equity awards outstanding during each of these periods qualified as participating securities. We included participating securities in the calculation of basic earnings per common share as well as diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method for these shares. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.
For the three months ended March 31, 2016 and 2015, 21,245,028 and 21,292,309, respectively, of common shares related to the assumed conversion of the convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three months ended March 31, 2016 and 2015, the number of outstanding equity awards that were antidilutive totaled 6,950 and 79,535, respectively.
Stock Repurchases
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. During the three months ended March 31, 2016, we repurchased 839,130 common shares for $11 million, utilizing the remaining availability under this authorization.
In February 2016, our Board of Directors approved an additional authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This current authorization replaced all previous share repurchase plans and has no expiration date. This current repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this current authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under this authorization, during the three months ended March 31, 2016, we repurchased 770,055 shares pursuant to this authorization for $9 million. During the three months ended March 31, 2015, there were no shares acquired under then-

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
Note 16. Equity - (continued)

existing share repurchase authorization. At March 31, 2016, approximately $91 million of this current authorization remained available for the repurchase of shares of our common stock.
Note 17. Equity Compensation Plans
At March 31, 2016 and December 31, 2015, 1,391,379 and 1,665,032 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $20 million at March 31, 2016, as shown in the following table.
Table 17.1 – Activities of Equity Compensation Costs by Award Type

	Three Months Ended March 31, 2016
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$2,393	$14,392	$6,823	$—	$23,608
Equity grants	1,741	3,355	—	124	5,220
Equity grant forfeitures	(1,119)	(150)	(2,209)	—	(3,478)
Equity compensation (expense) income	17	(4,712)	(1,092)	(31)	(5,818)
Unrecognized Compensation Cost at End of Period	$3,032	$12,885	$3,522	$93	$19,532
At March 31, 2016, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock
At March 31, 2016 and December 31, 2015, there were 223,914 and 187,180 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through 2020. During the three months ended March 31, 2016, there were 144,056 shares of restricted stock granted, restrictions on 48,061 shares of restricted stock lapsed and those shares were distributed, and 59,261 shares of restricted stock awards forfeited.
Deferred Stock Units (“DSUs”)
At March 31, 2016 and December 31, 2015, there were 2,680,320 and 2,407,154 DSUs, respectively, outstanding of which 1,707,272 and 1,363,548, respectively, had vested. There were 281,014 DSUs granted, no DSUs distributed, and 7,849 DSUs forfeited during the three months ended March 31, 2016. Unvested DSUs at March 31, 2016 vest through 2020. During the three months ended March 31, 2016, equity compensation expense of $3 million was recognized in connection with the announced departures of two executives due to the full vesting of their DSUs in accordance with the terms of their employment agreements.
Performance Stock Units (“PSUs”)
At both March 31, 2016 and December 31, 2015, the target number of PSUs that were unvested was 656,549 and 849,021, respectively. PSUs do not vest until the third anniversary of their grant date, with the level of vesting at that time contingent on total stockholder return (defined as the change in our common stock price, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock, relative to an average of the per share price of our common stock over a 40 trading day period preceding on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest during 2016 and in future years will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)
Note 17. Equity Compensation Plans - (continued)

During the three months ended March 31, 2016, equity compensation expense of $0.6 million was recognized in connection with the announced departures of two executives to reflect the pro-rated vesting of their PSUs through their expected departure dates in 2016 in accordance with the terms of their employment agreements.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of March 31, 2016 and December 31, 2015, 316,990 and 310,040 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at March 31, 2016.
Note 18. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three months ended March 31, 2016 and 2015.
Table 18.1 – Mortgage Banking Activities

	Three Months Ended March 31,
(In Thousands)	2016	2015
Residential mortgage banking activities, net:
Changes in fair value of:
Residential loans, at fair value (1)	$18,074	$20,312
Sequoia securities	1,484	(14,359)
Risk management derivatives (2)	(10,216)	(4,371)
Other income (expense), net (3)	(62)	633
Total residential mortgage banking activities, net	9,280	2,215

Commercial mortgage banking activities, net:
Changes in fair value of:
Commercial loans, at fair value	433	5,857
Risk management derivatives (3)	(2,538)	(6,212)
Other fee income	43	63
Total commercial mortgage banking activities, net	(2,062)	(292)

Mortgage Banking Activities, Net	$7,218	$1,923

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential and commercial loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 19. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the three months ended March 31, 2016 and 2015.
Table 19.1 – Investment Activities

	Three Months Ended March 31,
(In Thousands)	2016	2015
Investment fair value changes, net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$23,463	$1,980
Trading securities	(5,601)	270
Net investments in consolidated Sequoia entities	(1,580)	(1,093)
Risk sharing investments	(10)	(928)
Risk management derivatives	(35,810)	(1,374)
Investment Fair Value Changes, Net	$(19,538)	$(1,145)

Note 20. Operating Expenses
Components of our operating expenses for the three months ended March 31, 2016 and 2015 are presented in the following table.
Table 20.1 – Components of Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2016	2015
Fixed compensation expense	$7,894	$9,155
Variable compensation expense	1,760	3,991
Equity compensation expense	2,332	2,738
Total compensation expense	11,986	15,884
Systems and consulting	2,622	2,122
Loan acquisition costs (1)	1,601	2,324
Office costs	1,380	1,232
Accounting and legal	985	1,577
Corporate costs	466	526
Other operating expenses	753	1,398
Operating expenses before restructuring charges	$19,793	$25,063
Restructuring charges (2)	10,659	—
Total Operating Expenses	$30,452	$25,063

(1)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.

(2)
For the three month months ended March 31, 2016, restructuring charges included $5 million of fixed compensation expense and $4 million of equity compensation expense related to one-time termination benefits, as well as $2 million of other contract termination costs, associated with the restructuring of our conforming and commercial mortgage banking operations and related charges associated with the departure of Redwood's President announced in the first quarter of 2016. See Note 11 for further discussion on restructuring charges.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 21. Taxes
For the three months ended March 31, 2016 and 2015, we recognized a provision for income taxes of $28 thousand and a benefit for income taxes of $5 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at March 31, 2016 and 2015.
Table 21.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	March 31, 2016	March 31, 2015
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(74.0)%	(44.7)%
Change in valuation allowance	92.0%	11.9%
Dividends paid deduction	(59.0)%	(64.4)%
Effective Tax Rate	0.2%	(56.0)%
We assessed our tax positions for all open tax years (i.e., Federal, 2012 to 2016, and State, 2011- 2016) and, at March 31, 2016 and December 31, 2015, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
Note 22. Segment Information
Redwood operates in three segments: Residential Mortgage Banking, Residential Investments, and Commercial. Beginning in the first quarter of 2016, we renamed our former "Commercial mortgage banking and investments" segment to our "Commercial" segment, as a result of our announcement to discontinue the origination of commercial loans. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For a full description of our segments, see Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following tables present financial information by segment for the three months ended March 31, 2016 and 2015.
Table 22.1 – Business Segment Financial Information

	Three Months Ended March 31, 2016
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
Interest income	$7,869	$39,936	$9,581	$4,942	$62,328
Interest expense	(3,289)	(4,953)	(2,952)	(12,756)	(23,950)
Net interest income (loss)	4,580	34,983	6,629	(7,814)	38,378
Reversal of provision for loan losses	—	—	(289)	—	(289)
Non-interest income
Mortgage banking activities, net	9,280	—	(2,062)	—	7,218
MSR income (loss), net	—	6,281	—	—	6,281
Investment fair value changes, net	—	(17,765)	(137)	(1,636)	(19,538)
Other income	—	955	—	—	955
Realized gains, net	—	9,246	—	292	9,538
Total non-interest income, net	9,280	(1,283)	(2,199)	(1,344)	4,454
Direct operating expenses (1)	(5,321)	(1,861)	(1,602)	(21,668)	(30,452)
Provision for income taxes	—	(28)	—	—	(28)
Segment Contribution	$8,539	$31,811	$2,539	$(30,826)
Net Income					$12,063
Non-cash amortization income (expense)	$(43)	$8,068	$(16)	$(990)	$7,019

(1)
For the three months ended March 31, 2016, charges associated with the restructuring of our conforming residential mortgage loan operations and commercial operations are presented under the Corporate/Other column. See Note 11 for further discussion of these restructuring charges.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

	Three Months Ended March 31, 2015
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
Interest income	$15,795	$30,012	$10,914	$7,025	$63,746
Interest expense	(3,778)	(2,810)	(3,489)	(13,884)	(23,961)
Net interest income (loss)	12,017	27,202	7,425	(6,859)	39,785
Provision for loan losses	—	—	(206)	—	(206)
Non-interest income
Mortgage banking activities, net	2,215	—	(292)	—	1,923
MSR income (loss), net	—	(10,924)	—	—	(10,924)
Investment fair value changes, net	2	(19)	—	(1,128)	(1,145)
Other income	—	809	—	—	809
Realized gains, net	—	4,306	—	—	4,306
Total non-interest income, net	2,217	(5,828)	(292)	(1,128)	(5,031)
Direct operating expenses	(10,903)	(1,118)	(3,482)	(9,560)	(25,063)
Benefit from income taxes	8	3,510	853	945	5,316
Segment Contribution	$3,339	$23,766	$4,298	$(16,602)
Net Income					$14,801
Non-cash amortization income (expense)	$(46)	$9,838	$(49)	$(981)	$8,762

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following tables present the components of Corporate/Other for the three months ended March 31, 2016 and 2015.
Table 22.2 – Components of Corporate/Other

	Three Months Ended March 31,
	2016			2015
(In Thousands)	Legacy VIEs (1)	Other	Total	Legacy VIEs (1)	Other	Total
Interest income	$4,777	$165	$4,942	$7,018	$7	$7,025
Interest expense	(3,297)	(9,459)	(12,756)	(4,482)	(9,402)	(13,884)
Net interest income (loss)	1,480	(9,294)	(7,814)	2,536	(9,395)	(6,859)
Reversal of provision for loan losses	—	—	—	—	—	—
Non-interest income
Mortgage banking activities, net	—	—	—	—	—	—
MSR income (loss), net	—	—	—	—	—	—
Investment fair value changes, net	(1,580)	(56)	(1,636)	(1,093)	(35)	(1,128)
Other income	—	—	—	—	—	—
Realized gains, net	—	292	292	—	—	—
Total non-interest income, net	(1,580)	236	(1,344)	(1,093)	(35)	(1,128)
Direct operating expenses	—	(21,668)	(21,668)	—	(9,560)	(9,560)
(Provision for) benefit from income taxes	—	—	—	—	945	945
Total	$(100)	$(30,726)	$(30,826)	$1,443	$(18,045)	$(16,602)

(1)	Legacy VIEs represent legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table presents supplemental information by segment at March 31, 2016 and December 31, 2015.
Table 22.3 – Supplemental Segment Information

(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
March 31, 2016
Residential loans	$441,076	$2,343,953	$—	$930,027	$3,715,056
Commercial loans	—	—	363,893	—	363,893
Real estate securities	—	909,569	10,358	—	919,927
Mortgage servicing rights	—	126,620	—	—	126,620
Total assets	472,213	3,552,629	377,452	1,324,586	5,726,880

December 31, 2015
Residential loans	$1,115,738	$1,791,195	$—	$1,021,870	$3,928,803
Commercial loans	—	—	402,647	—	402,647
Real estate securities	197,007	1,028,171	8,078	—	1,233,256
Mortgage servicing rights	—	191,976	—	—	191,976
Total assets	1,347,492	3,140,604	415,716	1,316,235	6,220,047

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six main sections:

•	Overview

•	GAAP Results of Operations

•	Liquidity and Capital Resources

•	Off Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies and Estimates

•	New Accounting Standards
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

Our Business
Redwood Trust, Inc., together with its subsidiaries, focuses on investing in mortgage- and other real estate-related assets and engaging in mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our mortgage banking activities. We operate our business in three segments: Residential Investments, Residential Mortgage Banking, and Commercial. A further description of our business and these segments can be found in Item 1 of our Annual Report on Form 10-K, as updated by the description of our business and these segments within this Quarterly Report on Form 10-Q.
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
During the first quarter of 2016, we announced a restructuring of our mortgage banking operations, whereby we would discontinue the acquisition of conforming residential loans and the origination of commercial loans. During the first quarter of 2016, we substantially completed the wind-down of these operations and at March 31, 2016, had sold all of our senior commercial mortgage loans and nearly all of our conforming residential loans. The impact of these restructurings on our overall business is discussed further throughout this MD&A.
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
Additionally, during the fourth quarter of 2012, we engaged in a transaction in which we securitized a pool of commercial loans (the “Commercial Securitization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion of the commercial loans we hold in our investment portfolio at the REIT. We also consolidated the assets and liabilities of an entity formed in connection with a resecuritization transaction we engaged in (“Residential Resecuritization”) from its creation in 2011 through the fourth quarter of 2015, when the debt of the entity was repaid, the assets of the entity were distributed to us, and the entity was dissolved. In analyzing our results of operations, the Commercial Securitization and Residential Resecuritization are included in our results at Redwood as we view these transactions as a form of financing.

Cautionary Statement
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency of private label securitization as a form of mortgage financing; (ii) statements related to our residential mortgage banking activities, including our new jumbo loan initiatives, our expectation to complete a Sequoia securitization transaction in the next few months, and our jumbo loan sales margins and our long-term expectations; (iii) statements we make regarding our expectations with respect to our capital, liquidity and short-term securities repurchase financing; (iv) statements regarding our residential investment portfolio, including our target investments, opportunistic purchase and sale activity; and expectations relating to stabilization of net interest income; (v) statements we make regarding our stock and debt repurchase authorizations and our approach in considering additional repurchase activity; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the first quarter of 2016 and at March 31, 2016, and statements relating to expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (vii) statements relating to our estimate of our available capital (including that we estimate our capital available for investments at March 31, 2016 to be approximately $200 million); (viii) statements we make regarding our dividend policy, including our intention to pay a regular dividend of $0.28 per share per quarter in 2016; and (ix) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $22 million of tax credit losses on residential securities we currently own to be realized over an estimated three- to five-year period).
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

OVERVIEW

Business Update
Quarterly GAAP and Non-GAAP Core Earnings
Under GAAP, we earned $0.15 per share for the first quarter of 2016, as compared to $0.46 per share for the fourth quarter of 2015 and $0.16 per share in the first quarter of 2015. Our first quarter 2016 earnings included $0.14 per share in restructuring and severance charges and $0.19 per share of negative market valuation adjustments primarily driven by credit spreads widening during the quarter. A full analysis of our results is included in the GAAP Results of Operations section that follows.
Analyzing our quarterly GAAP results, we see strong performance from the core aspects of our business. For example, our first quarter earnings and cash flow from our investment portfolio increased from the fourth quarter of 2015. The underlying credit performance of our investments remained strong. Additionally, margins from our jumbo mortgage banking activity were very strong in the first quarter, at just below 150 basis points, which was well in excess of our normalized expectations.
To enhance investors' ability to analyze our business results, we have introduced a new, non-GAAP “core earnings” metric to supplement our quarterly GAAP earnings analysis going forward. Our non-GAAP core earnings for the first quarter of 2016 were $0.44 per share, as compared with $0.45 per share in fourth quarter of 2015.
Our core earnings metric is defined to exclude the charges we incurred from the recent restructuring of our residential conforming and commercial businesses. It also excludes certain market valuation adjustments related to the value of long-term investments that are otherwise re-priced through our GAAP earnings each quarter. Lastly, it eliminates the impact of GAAP tax provisions or tax benefits. It does not adjust mortgage banking results, or make adjustments to normal operating expenses, whether cash or non-cash. It is also not used for executive compensation determinations. A full breakdown of our core earnings calculation and reconciliation to GAAP earnings is presented in the "GAAP and non-GAAP Core Earnings Summary" section that follows.
Management's decision to publicly disclose this metric was made in response to feedback from shareholders and analysts, based on the need for an alternative way to comparatively analyze our quarterly GAAP earnings, which have been volatile over the past few years. Some of that volatility has been driven by our mortgage banking operations, which we have taken steps to address in recent months. The majority of the volatility, however, has been driven by our gradual adoption of fair value accounting standards, which we now apply for most of our long-term investments. The shift towards fair value accounting has been consistent with financial companies at large, and is generally regarded as an industry best practice. However, given the volatility in the fixed income markets over the past couple of years, and the nature of our investments, large swings in asset prices have led to volatile swings in our GAAP earnings, as most of our long-term assets are re-priced each quarter. We believe this new metric will be useful to investors as they analyze our results - i.e., it can supplement, though not replace, our reported quarterly GAAP operating results.
Business Strategy
Our goal has been to create a growing stream of earnings through a combination of “investment income” from our portfolio and “fee income” from our residential mortgage banking activities. We continue to allocate over 90% of our capital to investment activities, with a primary focus on residential mortgage credit. Our target investments include prime jumbo loans, new issue residential mortgage-backed securities ("RMBS"), subordinate securities, credit risk transfer (“CRT”) transactions, and legacy RMBS securities issued by third parties. To source these investments, we will rely on our established network of external relationships, our proprietary mortgage banking platform, and our Sequoia securitization program. We may also invest in legacy or newly created CMBS, when the risk-adjusted returns are attractive, and we continue to review our holdings of commercial mezzanine loans and may look to opportunistically sell all or part of this portfolio.

Investment Activity
Our investment activity remained strong during the first quarter of 2016. We deployed $146 million of capital in the first quarter of 2016 toward new investments, which included $82 million into loans held by our FHLB-member subsidiary, $52 million into recently issued subordinate residential securities issued by third-parties, and $11 million into other investments. The subordinate securities we purchased during the quarter included both RMBS and CRT investments. We continue to focus on innovative new CRT investment opportunities through transactions with large bank portfolio aggregators of residential loans, as well as the GSEs.
Residential Mortgage Banking
We purchased $1.0 billion of residential jumbo loans during the first quarter of 2016 and, by focusing on whole loan sales, improved the gain-on-sale margins on jumbo loans sold during the quarter to 147 basis points, versus 59 basis points for the full year of 2015. Jumbo loans acquired through our residential platform and held for investment by our FHLB-member subsidiary increased by 31% during the first quarter of 2016, to $2.3 billion at March 31, 2016 from $1.8 billion at December 31, 2015.
As we have transitioned away from transacting in conforming mortgage loans, we have shifted our focus toward new jumbo loan initiatives. Beginning in April 2016, our traditional jumbo loan purchase program has been rebranded as “Redwood Select”, and we’ve launched a new expanded credit prime loan purchase program called “Redwood Choice”. The new Choice program is a prime program that is fully documented, but with credit parameters outside our more recent underwriting guidelines. The Choice program includes fixed rate and hybrid Qualified Mortgage ("QM") and non-QM loans and expands the low end of our FICO range to 661 from 700, while increasing the high end of eligible loan-to-value ratios from 85% to 90%. Additionally, we can acquire interest-only, non-QM loans under the Choice program and non-QM loans with debt-to-income ratios up to 49.9% under each of the Select and Choice programs. QM loans are loans designated as "qualified" under the Consumer Financial Protection Bureau's "ability-to-repay" regulations.
We believe that expanding the breadth of jumbo loans we acquire will enhance our competitive position in the market, allow us to create better-yielding investments, and, most importantly, allow us to leverage both the Redwood/Sequoia brand name and our existing resources. While we believe there will be a ramp-up period as our network loan sellers begin to sell us loans under the Choice program, we are optimistic about our Choice program’s potential and expect to develop a better sense of how it will impact overall purchase volumes in the coming quarters. We currently expect that most of the jumbo loans we acquire under our loan programs will be sold to third-party aggregators of jumbo loans or securitized through our Sequoia program, as our FHLB-member subsidiary has only limited capacity to acquire and finance additional loans.
Sequoia Program
We did not complete any residential securitizations during the first quarter of 2016 due to conditions in the private-label securitization (“PLS”) market. Over the past five years, the issuance market for securitization has fluctuated between bursts of activity and periods of inactivity, and it is currently in the latter state. We continue to believe that over time PLS is very efficient and necessary for mortgage financing, especially for prime jumbo loans. We believe our Sequoia securitization program is the market leader and we continue to work with triple-A investors to introduce new enhancements.
We believe that the primary obstacle to increasing PLS issuance volume is a lack of market liquidity, as many traditional issuers (i.e., major banks) and many major triple-A investors are not actively investing in new issue PLS. This condition has kept credit spreads both wide and volatile, which pressures securitization economics. Despite these challenges, we currently expect to complete a Sequoia transaction in the next few months and we expect to invest in the subordinate securities.
Capital
Of our $1.7 billion of total capital at March 31, 2016, $1.6 billion (or 91%) was allocated to our investments, with the remaining $150 million (or 9%) allocated toward our mortgage-banking activities. Included in our capital allocation is approximately $200 million of capital available for future investment. At March 31, 2016, we had short-term repurchase debt of $435 million financing investments in securities, down from $694 million at December 31, 2015. We continued to buy back shares of Redwood common stock during the first quarter, and continue to view share repurchases as an attractive use of capital. We deployed $21 million of capital to repurchase 1.6 million shares of Redwood common stock during the first quarter of 2016, and currently have $91 million remaining of our current repurchase authorization.

Financial and Operational Overview - First Quarter of 2016
Highlights
Following is a summary of our key financial and operational results for the first quarter of 2016.

•
Our GAAP earnings were $0.15 per share for the first quarter of 2016, as compared to $0.46 per share for the fourth quarter of 2015. First quarter of 2016 results included $11 million (or $0.14 per share) of expenses related to the restructuring of our commercial and conforming mortgage banking operations, as well as lower gains from security sales and higher mark-to-market expenses associated with derivatives used to hedge our fixed-rate investments.

•
Our non-GAAP core earnings were $0.44 per share for the first quarter of 2016, as compared to $0.45 per share for the fourth quarter of 2015. Our first quarter core earnings reflected higher portfolio net interest income, higher income from MSRs, and improved results from our jumbo mortgage banking operations. The overall decline in core earnings was primarily due to lower realized gains, as our fourth quarter results included sales of securities associated with a resecuritization entity that was extinguished in the fourth quarter.

Further information about Redwood’s core earnings measure and how it is used by management, along with a reconciliation of GAAP earnings to core earnings is included in the "GAAP and non-GAAP Core Earnings Summary" section that follows.

•
Our GAAP book value was $14.17 per share at March 31, 2016, as compared to $14.67 per share at December 31, 2015. The decline was primarily the result of our first quarter dividend exceeding our GAAP earnings due to restructuring charges, as well as a decline in the value of interest-rate derivatives hedging our long-term debt, and lower fair values for securities due to volatile market conditions in the first quarter.

•
We deployed $146 million of capital in the first quarter of 2016 toward new investments, including $82 million of investments in loans held by our FHLB-member subsidiary, $52 million of investments in subordinate RMBS recently issued by third-parties, $9 million of investments in MSRs, and $2 million of investments in commercial mortgage-backed securities. Additionally, we deployed $21 million of capital to repurchase 1.6 million shares of Redwood common stock at an average price of $12.81 per share, and $4 million to repurchase some of our exchangeable senior notes, which bear interest of 5.625% per annum and have a stated maturity of November 2019.

•
We sold $151 million of residential securities from our investment portfolio during the first quarter of 2016, which generated realized gains on sale of $9 million, and $58 million of capital for reinvestment after the repayment of associated debt. Additionally, we sold $30 million of MSRs during the first quarter of 2016, at prices consistent with our marks.

•
Residential loans held-for-investment by our FHLB-member subsidiary increased by 31% during the first quarter of 2016, to $2.3 billion at March 31, 2016 from $1.8 billion at December 31, 2015. To finance the investments in these loans, our FHLB-member subsidiary utilized its maximum FHLB borrowing capacity, which was $2.00 billion at March 31, 2016. The weighted average maturity of these borrowings is approximately nine years.

•
We purchased $1.0 billion of residential jumbo loans during the first quarter of 2016, as compared with $1.1 billion in the fourth quarter of 2015. At March 31, 2016, our pipeline of jumbo residential loans identified for purchase was $1.1 billion. As of April 30, 2016, we had sold all of our remaining conforming loans.

•	During the first quarter of 2016, we sold our remaining $77 million of commercial senior loans to third-party CMBS issuers. We realized a loss of $2 million associated with the sale of these loans.

GAAP and Core Earnings Summary
The following table presents key earnings metrics for the three months ended March 31, 2016 and December 31, 2015.
Table 1 – Key Earnings Metrics

	Three Months Ended
(In Thousands, except Share data)	March 31, 2016	December 31, 2015

GAAP net income	$12,063	$41,059
Core earnings	37,087	40,466

GAAP net income per diluted common share	$0.15	$0.46
Core earnings per diluted common share	0.44	0.45
GAAP Earnings

A detailed discussion on our first quarter of 2016 GAAP net income is included in the GAAP Results of Operations section of this MD&A that follows.
Non-GAAP Core Earnings

Our GAAP results have been volatile over the past several quarters, ranging from $0.15 per share this quarter to $0.50 per share in the third quarter of 2014. Some of this volatility has been expected given the nature of our mortgage banking business. Much of the volatility, however, is the result of a gradual shift towards fair value accounting standards for financial companies such as Redwood. Based on how GAAP applies to us, many of our long-term investments are now marked-to-market through the income statement, as though we planned to sell them at the end of each quarter. Given how volatile the fixed income markets have been over the past few years, our quarterly GAAP results have also been volatile.
To provide additional transparency on one of the ways we analyze our results internally (in a non-GAAP context), as compared to how we report earnings for GAAP purposes, we are introducing a non-GAAP "core earnings" metric as a supplement to our GAAP disclosures beginning with our first quarter 2016 results. Importantly, this metric has been designed to bridge the gap between reported GAAP operating results and the internal interpretation of these results, rather than to act as a replacement of, or substitute for, GAAP earnings.
Our Non-GAAP Core Earnings Definition

Core earnings is a non-GAAP measure of Redwood’s earnings and results of operations. Specifically, management defines core earnings as: GAAP net income adjusted to (i) eliminate the impact of mark-to-market changes on the fair value of long-term investments in loans held-for-investment and trading securities held in our investment portfolio (and associated derivatives) that are related to changes in benchmark interest rates and credit spreads and (ii) eliminate the impact of the provision for (or benefit from) taxes. In addition, for the fourth quarter of 2015 and the first quarter of 2016, Redwood’s core earnings also exclude the impact of the restructuring and related charges associated with the recent restructuring of Redwood's conforming and commercial mortgage banking operations.
Management utilizes this core earnings measure internally as one way of analyzing Redwood’s performance over multiple periods and also believes it can provide a useful basis to compare Redwood’s results with those of other REITs and competitors who use similar non-GAAP measures of operating results. For the same reasons, in analyzing the operating results of Redwood's Residential Investments segment, management also applies core earnings adjustments that relate to that segment in order to compare the contribution of that segment as determined in accordance with GAAP with that segment's contribution adjusted to reflect its contribution to core earnings.
We caution that core earnings and core segment contribution should not be utilized in isolation, nor should they be considered as alternatives to GAAP net income or other measurements of results of operations computed in accordance with GAAP.

The following table presents a reconciliation from GAAP net income to non-GAAP core earnings for the three months ended March 31, 2016 and December 31, 2015.
Table 2 – Reconciliation from GAAP Net Income to Non-GAAP Core Earnings

	Three Months Ended
(In Thousands, except per share data)	March 31, 2016	December 31, 2015
GAAP net income	$12,063	$41,059
Adjustments:
Eliminate mark-to-market changes on long-term investments and associated derivatives(1)	14,393	(1,424)
Eliminate restructuring and related charges(2)	10,659	757
Eliminate (benefit from)/provision for taxes	(28)	74
Total adjustments	25,024	(593)
Non-GAAP Core Earnings	$37,087	$40,466

GAAP net income per diluted common share	$0.15	$0.46
Non-GAAP core earnings per diluted common share(3)	$0.44	$0.45

(1)
Adjustment eliminates the mark-to-market changes on the fair value of loans held-for-investment, trading securities held in Redwood's investment portfolio, and associated derivatives that are related to changes in benchmark interest rates and credit spreads.

(2)
Adjustment eliminates operating expense charges from the restructuring of Redwood's conforming and commercial mortgage banking operations, which were announced during the first quarter of 2016, and related charges associated with the subsequent announcement of the departure of Redwood's President.

(3)
Consistent with the calculation of net income per diluted common share for GAAP purposes, core earnings per diluted common share is calculated following the "two-class" method. For the three months ended March 31, 2016 and December 31, 2015, core earnings per diluted common share was calculated using diluted weighted average common shares of 98,383 and 103,377, respectively, which included the dilutive impact of 21,245 and 21,292 shares, respectively, from the assumed conversion of our convertible/exchangeable notes. In addition, income allocable to common shareholders in these calculations excluded $7,067 and $7,156, respectively, of interest expense associated with these convertible/exchangeable notes in accordance with the "if-converted" method of calculating diluted earnings per share.

Analysis of Non-GAAP Core Earnings

From a core earnings perspective, after eliminating mark-to-market changes on long-term investments (and associated derivatives) that are related to changes in benchmark interest rates and credit spreads, investment fair value changes, net was an expense of $6 million in the first quarter of 2016, as compared with an expense of $5 million in the fourth quarter of 2015. The increase in expense reflects the additional interest cost incurred on derivatives used to effectively fix the interest cost on our higher average balance of FHLB debt. See a detailed breakout of investment fair value changes, net in Table 10.1 of the Residential Investments Segment section that follows.
After eliminating the impact of restructuring and related charges, operating expenses on a core earnings basis declined to $20 million during the first quarter of 2016 from $22 million in the fourth quarter of 2015.
Additionally, core earnings eliminates the impact of any provision for (or benefit from) taxes under GAAP. Although these amounts were not significant during the first quarter of 2016 or the fourth quarter of 2015, over recent quarters there has been volatility in the provision for (or benefit from) taxes in Redwood’s periodic GAAP results that management believes is not reflective of Redwood’s core operating results.

GAAP Book Value per Share
At March 31, 2016, our GAAP book value was $1.09 billion, or $14.17 per share, a decrease from $14.67 per share at December 31, 2015. The following table sets forth the changes in our GAAP book value per share for the three months ended March 31, 2016.
Table 2.1 – Changes in Book Value per Share

Three Months Ended
(In Dollars, per share basis)	March 31, 2016
Beginning book value	$14.67
Net income	0.15
Changes in unrealized gains on securities, net
Realized gains recognized in net income	(0.12)
Discount amortization income recognized in net income	(0.10)
Change in fair value	(0.05)
Total change in unrealized gains on securities, net	(0.27)
Dividends	(0.28)
Changes in unrealized losses on derivatives hedging long-term debt	(0.18)
Share repurchases	0.04
Other, net	0.04
Ending Book Value per Share	$14.17

Our GAAP book value per share declined $0.50 to $14.17 during the first quarter of 2016. The decline was primarily the result of our $0.28 per share first quarter dividend paid to shareholders exceeding our reported first quarter GAAP earnings, which were impacted by restructuring charges.
During the first quarter of 2016, the 30-year swap rate declined 46 basis points, which resulted in the $0.18 per share increase in unrealized losses on derivatives hedging our long-term debt. The offsetting change in the fair value of our long-term debt is not reflected in GAAP book value, as the debt is recorded at its amortized cost for financial reporting purposes. As of March 31, 2016, the cumulative unrealized loss on these derivatives, which is included in GAAP book value per share, was $0.80 per share.
Unrealized gains on our securities portfolio declined $0.27 per share during the first quarter of 2016. The decline was partially a result of $0.12 per share of previously unrealized net gains, that were realized into earnings from the sale of securities during the quarter. Additionally, $0.10 per share of the decline was a result of discount amortization income recognized in earnings from the appreciation in amortized cost basis of our available-for-sale securities. The remaining $0.05 per share of the decline was a result of a decline in fair value of our available-for-sale securities portfolio.
During the first quarter of 2016, we utilized our stock repurchase authorization to repurchase approximately 1.6 million shares of common stock at an average price of $12.81 per share. These share repurchases increased book value by $0.04 per share for the first quarter of 2016.
Capital and Liquidity
Our total capital was $1.70 billion at March 31, 2016, and included $1.09 billion of equity capital and $0.62 billion of the total $2.68 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $201 million of exchangeable debt due in 2019.
At March 31, 2016, we held $305 million in cash, and our available capital (defined as the approximate amount of capital we had readily available for long-term investments) was approximately $200 million. This amount excludes cash flow we expect to receive in future quarters from investments and cash proceeds that we could generate from the sale of investments such as our mezzanine securities.

In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. During the three months ended March 31, 2016, we repurchased 839,130 common shares for $11 million, utilizing the remaining availability under this authorization.
In February 2016, our Board of Directors approved a new authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This current authorization replaced all previous share repurchase plans and has no expiration date. This current repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this current authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under this authorization, during the three months ended March 31, 2016, we repurchased 770,055 shares for $9 million. At March 31, 2016, approximately $91 million of this current authorization remained available for the repurchase of shares of our common stock. In addition, during the three months ended March 31, 2016, we repurchased $4 million of our exchangeable debt.
Capital Allocation Summary
We use a combination of equity and corporate long-term debt (which we collectively refer to as “capital”) to fund our businesses. We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse our inventory of certain residential loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is presented separately from allocated capital in the table below.
Table 2.2 – Capital Allocation Summary

At March 31, 2016
(Dollars in Thousands)	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital	Q1 2016 Return (1)
Residential investments
Residential loans/FHLB Stock	$2,388,024	$(1,999,999)	$388,025	23%	8%
Residential securities	909,569	(426,040)	483,529	28%	19%
Mortgage servicing rights	126,620	—	126,620	7%	14%
Other assets/(other liabilities)	128,416	(76,008)	52,408	3%	—%
Available capital			252,914	15%	—%
Total residential investments	$3,552,629	$(2,502,047)	1,303,496	76%	10%
Commercial	$377,452	$(126,948)	250,504	15%	10%
Residential mortgage banking			150,000	9%	23%
Total			$1,704,000	100%

(1)
Includes net interest income, change in fair value of the investments and their associated hedges that flow through GAAP earnings, realized gains, direct operating expenses, and other income. Excludes unrealized gains and losses on our AFS securities portfolio, corporate operating expenses, and taxes.

Of our $1.7 billion of total capital at March 31, 2016, $1.6 billion (or 91%) was allocated to our investments with the remaining $150 million (or 9%) allocated toward our mortgage-banking activities.
Included in our capital allocation is available capital, which represents a combination of capital available for investment and risk capital held for liquidity management purposes. As of March 31, 2016, we estimate that our capital available for investments was approximately $200 million.

GAAP RESULTS OF OPERATIONS
In the first quarter of 2016, we began to present the changes in fair value of certain investments and their associated derivatives in the new line item "Investment fair value changes, net" on our consolidated statements of income and began to present income from mortgage banking activities in "Mortgage banking activities, net" on our consolidated statements of income. All prior periods presented have been conformed to this new presentation for consistency of comparison. Additional information on these changes is provided in Note 2 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Within this GAAP Results of Operations section, we provide commentary that compares results year-over-year for the first quarter of 2016 and 2015. Most tables include a "change" column that shows the amount by which the results from 2016 exceed or are less than the results from 2015. References in this section to increases or decreases during the first quarter of 2016 refer to the change in results for the first quarter of 2016, compared to the first quarter of 2015, unless otherwise specified.
The following table presents the components of our GAAP net income for the three months ended March 31, 2016 and 2015.
Table 3 – Net Income

	Three Months Ended March 31,
(In Thousands, Except per Share Data)	2016	2015	Change
Net Interest Income	$38,378	$39,785	$(1,407)
Provision for loan losses	(289)	(206)	(83)
Net Interest Income After Provision	38,089	39,579	(1,490)
Non-interest Income
Mortgage banking activities, net	7,218	1,923	5,295
MSR income (loss), net	6,281	(10,924)	17,205
Investment fair value changes, net	(19,538)	(1,145)	(18,393)
Other income	955	809	146
Realized gains, net	9,538	4,306	5,232
Total non-interest income, net	4,454	(5,031)	9,485
Operating expenses	(30,452)	(25,063)	(5,389)
Net income before income taxes	12,091	9,485	2,606
(Provision for) benefit from income taxes	(28)	5,316	(5,344)
Net Income	$12,063	$14,801	$(2,738)
Diluted earnings per common share	$0.15	$0.16	$(0.01)
Net Interest Income
The $1 million decrease in net interest income was primarily due to lower average balances of conforming and commercial loans during the first quarter of 2016, resulting from the restructuring of our conforming and commercial mortgage banking operations. This decrease was partially offset by an increase in net interest income resulting from higher average balances of residential loans held-for-investment by our FHLB-member subsidiary and financed with the FHLBC. Additional detail on changes in net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
Income from mortgage banking activities, net includes results from both our residential and commercial mortgage banking operations. The $5 million increase in the first quarter of 2016 was predominately due to higher profit margins from our jumbo residential mortgage banking activities on similar volume, which accounted for an $7 million increase. This increase was partially offset by a $2 million decline in income from commercial mortgage banking activities, as we wound down those operations during the first quarter of 2016.
A more detailed analysis of the changes in this line item by business segment is included in the “Results of Operations by Segment” section that follows.

MSR Income (Loss), Net
MSR income (loss), net is comprised of the net fee income we earn from our MSR investments, changes in their market value and, beginning in the second quarter of 2015, changes in the market value of derivatives used to hedge our exposure to interest rate risk from our MSR investments.
MSR income of $6 million in the first quarter of 2016 reflected our total income from MSRs during the period, including the effect of interest rate hedges. Lower hedging expenses on MSR investments during the first quarter of 2016 contributed to MSR income being above our normalized expectation of $3 million to $4 million per quarter, given the size of our MSR portfolio in the first quarter of 2016.
The loss during the first quarter of 2015 primarily reflected the negative change in market value of our MSRs during the first quarter of 2015, resulting from a decrease in market interest rates during that period. The offsetting increase in the value of assets and derivatives that effectively served as hedges to the MSRs during the first quarter of 2015 is presented in the Investment fair value changes, net line item.
Additional detail on our investment in MSRs is included in the Residential Investments portion of the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our residential loans held-for-investment and financed with FHLB borrowings, our investment securities classified as trading, and interest rate hedges associated with each of these investments.
During the first quarter of 2016, the $20 million decline in the fair values of our investments and their related hedges was primarily due to a significant decline in market interest rates during the period, which had a net negative effect on our hedged investments.
During the first quarter of 2015, this line item also included the change in fair value of certain assets and derivatives we used to hedge our MSRs, as we did not begin to specifically identify derivatives for hedging MSRs until the second quarter of 2015. As such, changes in the values of derivatives and other assets effectively used to hedge our MSRs in the first quarter of 2015 are presented in the investment fair value changes, net line item in that period.
Additional detail on our investment fair value changes is included in the Residential Investments portion of the “Results of Operations by Segment” section that follows.
Realized Gains, Net
During the first quarter of 2016, we realized gains of $9 million from the sale of $126 million of AFS securities. From a historical perspective, realized gains during the quarter were above our trailing 12 quarters historical average of approximately $5 million to $6 million per quarter. We expect to continue to sell securities during the remainder of the year as part of our strategy to redeploy capital into other investments with higher risk adjusted returns. During the first quarter of 2015, we realized gains of $4 million from the sale of $91 million of AFS securities.
Additional detail on realized gains is included in the Residential Investments portion of the “Results of Operations by Segment” section that follows.
Operating Expenses
The increase in operating expenses in the first quarter of 2016 was primarily due to charges incurred as a result of the restructuring of our conforming and commercial mortgage banking operations and related severance charges during the first quarter of 2016, which totaled $11 million. See Note 11 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional detail of these restructuring charges. Excluding these restructuring expenses, operating expenses declined to $20 million during the first quarter of 2016, as compared to $25 million in the first quarter of 2015, primarily as a result of lower head count year-over-year, as a result of the restructurings.

Other Income
Other income in the first quarters of 2016 and 2015 was primarily comprised of income from risk sharing arrangements with the Agencies.
(Provision for) Benefit From Income Taxes
Our income taxes result almost entirely from activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain investment hedging activities. Although we incurred GAAP losses at our TRS during the first three months of 2016, we did not record a material tax provision for the period as we expect to maintain a full valuation allowance against our net deferred tax assets. During the first quarter of 2015, we were in a net deferred tax liability position and were able to realize a benefit from income taxes during that period, which resulted from GAAP losses at our TRS. Losses at our TRS during the first quarter of 2016 were primarily due to market valuation losses on securities and derivatives used to hedge our investment portfolio. For additional detail on income taxes, see the “Taxable Income” section that follows.

Net Interest Income
The following tables present the components of net interest income for the three months ended March 31, 2016 and 2015.
Table 4 – Net Interest Income

	Three Months Ended March 31,
	2016			2015
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$7,317	$771,310	3.8%	$11,469	$1,292,153	3.6%
Residential loans - HFI at Redwood (2)	19,306	1,986,635	3.9%	6,522	667,543	3.9%
Residential loans - HFI at Sequoia (2)	4,777	978,898	2.0%	7,018	1,362,612	2.1%
Commercial loans - held-for-sale	754	59,284	5.1%	1,186	137,977	3.4%
Commercial loans - HFI (3)	8,706	363,152	9.6%	9,728	407,482	9.5%
Trading securities	4,726	267,964	7.1%	5,258	111,408	18.9%
Available-for-sale securities	16,369	656,105	10.0%	22,517	1,058,036	8.5%
Other interest income	373	459,980	0.3%	48	232,575	0.1%
Total interest income	62,328	5,543,328	4.5%	63,746	5,269,786	4.8%
Interest Expense
Short-term debt	(6,697)	1,276,643	(2.1)%	(7,224)	1,590,179	(1.8)%
ABS issued - Redwood	(985)	52,221	(7.5)%	(1,720)	117,950	(5.8)%
ABS issued - Sequoia (2)	(3,297)	955,399	(1.4)%	(4,482)	1,295,852	(1.4)%
Long-term debt - FHLBC	(2,769)	1,923,469	(0.6)%	(404)	560,140	(0.3)%
Long-term debt - other	(10,202)	683,787	(6.0)%	(10,131)	685,472	(5.9)%
Total interest expense	(23,950)	4,891,519	(2.0)%	(23,961)	4,249,593	(2.3)%
Net Interest Income	$38,378			$39,785

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

(3)	Excluding A-notes sold, but accounted for as secured borrowings, the yield on commercial loans - HFI was 10.6% and 10.5% for the three months ended March 31, 2016 and 2015, respectively.

The following table presents net interest income by segment for the three months ended March 31, 2016 and 2015.
Table 5– Net Interest Income by Segment

	Three Months Ended March 31,
(In Thousands)	2016	2015	Change
Net Interest Income by Segment
Residential Investments	$34,983	$27,202	$7,781
Residential Mortgage Banking	4,580	12,017	(7,437)
Commercial	6,629	7,425	(796)
Corporate/Other	(7,814)	(6,859)	(955)
Net Interest Income	$38,378	$39,785	$(1,407)
Analysis of Changes in Net Interest Income
The $8 million increase in net interest income from our Residential Investments segment was primarily due to increases in interest income resulting from a higher average balance of residential loans held-for-investment by our FHLB-member subsidiary (Residential loans - HFI at Redwood) and financed with FHLBC advances (Long-term debt - FHLBC) during the first quarter of 2016. This increase was partially offset by lower net interest income from investments in securities, primarily resulting from a lower average balance of securities in the first quarter of 2016 as compared to the first quarter of 2015, as we sold securities and reallocated capital from securities investments into loan investments.
The $7 million decrease in net interest income from our Residential Mortgage Banking segment resulted from lower average balances of both jumbo and conforming loans in the first quarter of 2016 as compared to the first quarter of 2015, as well as the transfer of certain Sequoia securities that were included in this segment through the first quarter of 2015 and transferred into our Residential Investments segment in the second quarter of 2015. The transfer of these securities accounted for $4 million of the decrease. The decrease in average balance of conforming loans in the first quarter of 2016 was in part attributable to the wind-down of conforming loan purchase and sale activities.
The $1 million decrease in net interest income from our Commercial segment was attributable to a lower average balance of loans held-for-investment during the first quarter of 2016, as well as a lower average balance of loans held-for-sale, as we wound down our acquisition of commercial loans during the first quarter of 2016.
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.
The Corporate/Other line item includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Sequoia entities. The $1 million decrease in net interest income from Corporate/Other was primarily due to lower net interest income from consolidated Sequoia entities, as loans in these securitizations continue to pay down. Details regarding consolidated Sequoia entities are included in the "Results from Consolidated Sequoia Entities" section that follows.
The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at March 31, 2016.
Table 6 – Interest Expense — Specific Borrowing Costs

March 31, 2016	Residential Loans Held-for-Sale	Commercial Loans Held-for-Investment	Residential Securities
Asset yield	3.62%	4.95%	9.66%
Short-term debt yield	1.97%	2.94%	1.76%
Net spread	1.65%	2.01%	7.90%

For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.
Results of Operations by Segment
The following is a discussion of the results of operations for our three business segments for the three months ended March 31, 2016 and 2015. For additional information on our segments, refer to Note 22 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10‑Q.
Residential Investments Segment

Our Residential Investments segment is primarily comprised of our portfolio of residential mortgage loans held-for-investment and financed through the FHLBC, our residential securities portfolio, and our MSR investment portfolio. For segment reporting purposes, certain of our Sequoia senior trading securities were included in our Residential Mortgage Banking segment and our commercial securities were included in our Commercial segment. As such, they are excluded from any amounts and tables in this section and may not agree with similarly titled amounts and tables in our consolidated financial statements and footnotes.
The following table presents the components of segment contribution for the Residential Investments segment for the three months ended March 31, 2016 and 2015.
Table 7 – Residential Investments Segment Contribution

	Three Months Ended March 31,
(In Thousands)	2016	2015	Change
Interest income	$39,936	$30,012	$9,924
Interest expense	(4,953)	(2,810)	(2,143)
Net interest income	34,983	27,202	7,781
Non-interest income
MSR income (loss), net	6,281	(10,924)	17,205
Investment fair value changes, net	(17,765)	(19)	(17,746)
Other income	955	809	146
Realized gains, net	9,246	4,306	4,940
Total non-interest income (loss), net	(1,283)	(5,828)	4,545
Direct operating expenses	(1,861)	(1,118)	(743)
Segment contribution before income taxes	31,839	20,256	11,583
(Provision for) benefit from income taxes	(28)	3,510	(3,538)
Total Segment Contribution	$31,811	$23,766	$8,045
The following table presents our primary portfolios of investment assets in our Residential Investments segment at March 31, 2016 and December 31, 2015.
Table 8 – Residential Investments

(In Thousands)	March 31, 2016	December 31, 2015	Change
Residential loans held-for-investment	$2,343,953	$1,791,195	$552,758
Residential securities	909,569	1,028,171	(118,602)
Mortgage servicing rights	126,620	191,976	(65,356)
Total residential investments	$3,380,142	$3,011,342	$368,800

Overview

The increase in our total residential investments in the first three months of 2016 was primarily attributable to the addition of residential loans held-for-investment and financed through the FHLBC, as our FHLB-member subsidiary fully utilized its borrowing capacity of $2.00 billion. This increase was partially offset by a decrease in our investments in residential securities and MSRs, resulting from net sales during the first quarter of 2016. We expect net interest income from our investments in residential loans held-for-investment to stabilize over the remainder of 2016, as we have fully utilized our FHLB-member subsidiary's borrowing capacity. For the three months ended March 31, 2016, our segment contribution from Residential Investments was comprised of $5 million from residential loans, $22 million from residential securities, and $5 million from MSRs.

Our redeployment of capital out of residential securities and into residential loans held-for-investment during the past 12 months has benefited this segment in the form of higher net interest income. Non-interest income has remained volatile during the past two years, primarily due to interest rate hedges on our AFS mezzanine securities, for which valuation changes are recorded in our consolidated statements of income, while offsetting valuation changes on the hedged AFS securities are recorded in our consolidated balance sheet through accumulated comprehensive income. In addition, gains on sales of securities have fluctuated from period to period as we have sold securities, which has also contributed to overall variability in non-interest income.

Net Interest Income
Net interest income from Residential Investments primarily includes interest income from our residential loans held-for-investment and our residential securities, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Residential Investments segment for the three months ended March 31, 2016 and 2015.
Table 9 - Net Interest Income ("NII") from Residential Investments

	Three Months Ended March 31,
(Dollars in Thousands)	2016	2015	Change
Net interest income from HFI loans	$16,537	$6,118	$10,419
Net interest income from securities	18,226	21,041	(2,815)
Other interest income	220	43	177
NII from Residential Investments	$34,983	$27,202	$7,781

The increase in net interest income from our residential investments was primarily due to increases in interest income resulting from a higher average balance of residential loans held-for-investment by our FHLB-member subsidiary and financed with FHLBC advances during the first quarter of 2016 as compared to the first quarter of 2015. This increase was partially offset by lower net interest income from securities, primarily resulting from a lower average balance of securities in the first quarter of 2016 as compared to the first quarter of 2015, as we sold lower yielding senior and mezzanine securities in order to reallocate capital, primarily into loan investments. This reduction in securities also resulted in higher overall yields for our securities in the first quarter of 2016 as compared to the first quarter of 2015.

Investment fair value changes, net
The following table presents the components of investment fair value changes, net for our Residential Investments segment, which is comprised of market valuation gains and losses from our residential investments and associated hedges, for the three months ended March 31, 2016 and 2015.
Table 10 - Investment Fair Value Changes, Net from Residential Investments

	Three Months Ended March 31,
(In Thousands)	2016	2015
Investment fair value changes, net
Market valuation changes:
Residential loans held-for-investment (1)	$23,463	$1,980
Trading securities - IOs	(8,446)	—
Trading securities - other	2,981	270
Risk sharing investment	(10)	(928)
Risk management derivatives	(35,753)	(1,341)
Investment Fair Value Changes, Net	$(17,765)	$(19)

(1)	Market valuation changes from residential loans held-for-investment above do not include loans at consolidated Sequoia entities, which are not included in this segment.
Market valuation changes included in Investment fair value changes, net, generally result from changes in the fair value of investments due to changes in market interest rates, changes in credit spreads, and reductions in the basis of investments, including residential loans recorded at a premium and IO securities, when those investments remit cash to us. In addition, valuation changes from risk management derivatives associated with our mezzanine securities portfolio are included in this line item while valuation changes of the mezzanine securities are reported through Accumulated other comprehensive income on our consolidated balance sheets. This mismatch creates periodic volatility in this line item as interest rates change each quarter.
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
In the second quarter of 2015, we began to specifically identify derivatives used to hedge our exposure to interest rate risk from our MSR investments and present the changes in the value of those derivatives as a component of MSR income (loss), net, on our consolidated statements of income. Prior to the second quarter of 2015, the changes in values of investments that in part served as hedges to our MSRs were presented in Investment fair value changes, net, on our consolidated statements of income.

The following table presents the components of investment fair value changes in this segment, net for the three months ended March 31, 2016.
Table 10.1 Components of Investment Fair Value Changes, Net from Residential Investments

Three Months Ended
(In Thousands)	March 31, 2016
Market valuation changes on:
Residential loans held-for-investment
Change in fair value from the receipt of principal(1)	$(1,419)
Change in fair value from changes in interest rates(2)	24,882
Total change in fair value of residential loans held-for-investment	23,463

Residential securities
Change in fair value from the receipt of principal(1)	(1,123)
Change in fair value from changes in interest rates(2)	(4,352)
Total change in fair value of residential securities	(5,475)

Risk management derivatives
Interest component of derivative expense	(2,598)
Change in fair value of derivatives from changes in interest rates(3)	(33,155)
Total change in fair value of risk management derivatives	(35,753)

Total Residential Investments Fair Value Changes, Net (4)	$(17,765)

(1)
Reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given investment during the period, less the cash principal received multiplied by the prior quarter ending price or acquisition price for that investment in percentage terms.

(2)
Reflects changes in prepayment assumptions and credit spreads on our residential trading securities and loans, primarily due to changes in benchmark interest rates. This item is excluded from management's definition of non-GAAP core earnings.

(3)
Reflects the change in fair value of our risk management derivatives that are associated with changes in benchmark interest rates during the period. This item is excluded from management's definition of non-GAAP core earnings.

(4)
Total investment fair value changes, net on our consolidated financial statements also includes a $2 million loss in the first quarter of 2016, related to changes in fair value of our investments in legacy consolidated Sequoia transactions, which is included in Corporate/Other for segment reporting and which is excluded from management's definition of non-GAAP core earnings.

For the three months ended March 31, 2016, investment fair value changes were negative $12 million for residential loans and their associated derivatives, and negative $6 million for residential securities and their associated derivatives. Our non-GAAP core earnings adjustments to eliminate mark-to-market changes on our long-term investments and associated derivatives for the three months ended March 31, 2016, included $8 million and $5 million, for residential loans and residential securities, respectively. The fair values of both of these asset types were adversely affected by interest rate volatility during the first quarter of 2016.

MSR Income (Loss), net
The following table presents the components of MSR income (loss), net for the three months ended March 31, 2016 and 2015.
Table 11 – MSR Income (Loss), net

	Three Months Ended March 31,
(In Thousands)	2016	2015
Servicing income	$11,684	$9,716
Cost of sub-servicer	(2,038)	(1,229)
Net servicing fee income	9,646	8,487
Market valuation changes of MSRs
Changes in assumptions (1)	(38,328)	(14,036)
Other changes (2)	(6,276)	(5,481)
Market valuation changes of associated derivatives	41,057	—
Provision for repurchases	182	106
MSR Income (Loss), Net	$6,281	$(10,924)

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to the realization of expected cash flows.
Net servicing fee income from MSRs increased in the first quarter of 2016 compared to the first quarter of 2015, as the average balance of loans associated with our MSRs increased. Lower hedging expenses on MSRs during the first quarter of 2016, represented by the $3 million excess of market valuation gains from derivatives associated with MSRs over the market valuation losses from MSRs due to changes in assumptions, contributed to overall MSR income above our normalized expectations of $3 million to $4 million per quarter, given the size of our MSR portfolio during the first quarter of 2016.
Realized Gains, net
During the first quarter of 2016, we realized gains of $9 million from the sale of $126 million of AFS securities. During the first quarter of 2015, we realized gains of $4 million from the sale of $91 million of AFS securities. We expect to continue to sell securities during the remainder of the year as part of our strategy to redeploy capital into other investments with higher risk adjusted returns; however, we cannot predict the amount or timing of such sales or the amount of any gains or losses that could result from the sales.
Direct Operating Expenses and Provision for Income Taxes
The increase in operating expenses at our Residential Investments segment in the first quarter of 2016 was primarily attributable to higher personnel costs associated with the management of our residential loan and MSR investments.
In the first quarter of 2016, the provision for income taxes at our Residential Investments segment was minimal as we expect to maintain a full valuation allowance against net deferred tax assets created by the GAAP losses at our taxable REIT subsidiaries.

Residential Loans Held-for-Investment Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three months ended March 31, 2016 and 2015.
Table 12 – Residential Real Estate Loans Held-for Investment at Redwood - Activity

	Three Months Ended March 31,
(In Thousands)	2016	2015
Fair value at beginning of period	$1,791,195	$581,668
Transfers between portfolios	606,026	447,791
Principal repayments	(76,731)	(30,993)
Changes in fair value, net	23,463	1,978
Fair Value at End of Period	$2,343,953	$1,000,444
During the first quarter of 2016, we had net transfers of $606 million of residential loans from our Residential Mortgage Banking segment to our Residential Investments segment. At March 31, 2016, $2.34 billion of loans were held by our FHLB-member subsidiary and partially financed with $2.00 billion of borrowings from the FHLBC.
At March 31, 2016, the weighted average maturity of these FHLB borrowings was approximately nine years and it had a weighted average cost of 0.58% per annum. This interest cost resets every 13 weeks and we use a combination of swaps, TBAs and other derivatives to seek to fix the interest cost of these FHLB borrowings over their weighted average maturity.
The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at March 31, 2016.
Table 13 – Characteristics of Residential Real Estate Loans Held-for Investment at Fair Value

March 31, 2016
(In Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$2,215,057	4.17%
Fixed - 15, 20, & 25 year	47,000	3.66%
Hybrid & ARM	13,241	4.00%
Total Outstanding Principal	$2,275,298
The outstanding loans held-for-investment at Redwood at March 31, 2016 were prime-quality, first lien loans, of which 93% were originated between 2013 and 2016 and 7% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 772 (at origination) and the weighted average loan-to-value ("LTV") ratio was 66% (at origination). At March 31, 2016, none of these loans was greater than 90 days delinquent.

Residential Securities Portfolio
The following table sets forth real estate securities activity by collateral type in our Residential Investments segment for the three months ended March 31, 2016.
Table 14 – Residential Securities Activity by Collateral Type

Three Months Ended March 31, 2016	Senior	Re-REMIC(1)	Subordinate	Total
(In Thousands)
Beginning fair value	$336,595	$165,064	$526,512	$1,028,171
Acquisitions
Third-party securities	—	—	60,928	60,928
Sales
Sequoia securities	(21,016)	—	—	(21,016)
Third-party securities	(120,800)	—	(9,111)	(129,911)
Gains on sales and calls, net	8,620	—	626	9,246
Effect of principal payments (2)	(12,608)	—	(5,404)	(18,012)
Change in fair value, net	(22,584)	(2,094)	4,841	(19,837)
Ending Fair Value	$168,207	$162,970	$578,392	$909,569

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior RMBS.

(2)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

At March 31, 2016, our residential securities (as a percentage of their current market value) consisted of fixed-rate assets (68%), adjustable-rate assets (17%), and hybrid assets that reset within the next year (15%).
The following table presents the fair value of our residential securities that are financed with collateralized debt, at March 31, 2016.
Table 14.1 – Residential Securities Financed with Collateralized Debt

March 31, 2016	Residential Securities	Collateralized Debt	Allocated Capital	Weighted Average Price(1)	Financing Haircut(2)
($ In Thousands, except Weighted Average Price)
Residential Securities
Senior	$110,722	$(97,070)	$13,652	$93	12%
Re-REMIC	73,975	(46,002)	27,973	87	38%
Mezzanine	339,344	(282,968)	56,376	99	17%
Total	$524,041	$(426,040)	$98,001	96	19%

(1)	GAAP fair value per $100 of principal.

(2)	Allocated capital divided by GAAP fair value.
At March 31, 2016, we had short-term debt incurred through repurchase facilities of $426 million, which was secured by $524 million of residential real estate securities. The remaining $386 million of our residential securities were financed with capital. These borrowings were made under facilities with nine different counterparties, and the weighted average cost of funds for these facilities during the first quarter of 2016 was approximately 1.76% per annum. At March 31, 2016, the securities we financed through repurchase facilities had no material credit issues. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities. Our goal is to further reduce our repurchase financing to below $300 million in the next few months through the sale of securities and by using available capital, rather than repurchase financing, to fund these investments.
The majority of the $111 million of senior securities and $74 million Re-REMIC securities noted in the table above are supported by seasoned residential loans originated prior to 2008. The credit performance of these investments continues to exceed our original investment expectations.

The $339 million of mezzanine securities financed through repurchase facilities at March 31, 2016, carry investment grade credit ratings and are supported by residential loans originated between 2012 and 2016. The loans underlying these securities have experienced minimal delinquencies to date.
The following table presents real estate securities at March 31, 2016 and December 31, 2015, categorized by portfolio vintage (the years the securities were issued), by priority of cash flows (senior, re-REMIC, and subordinate), and by quality of underlying loans (prime and non-prime).
Table 15 – Residential Securities by Vintage and as a Percentage of Total Securities

	Sequoia Securities 2012-2015	Third-party Securities			Total	% of Total Securities
March 31, 2016		2012-2016	2006-2008	2005 & Earlier
(In Thousands)
Senior
Prime	$22,177	$—	$25,607	$85,917	$133,701	14%
Non-prime	—	—	128	34,378	34,506	4%
Total Senior	22,177	—	25,735	120,295	168,207	18%
Re-REMIC	—	—	107,392	55,578	162,970	18%
Subordinate
Prime Mezzanine (1)	187,090	172,657	—	—	359,747	40%
Prime Subordinate (2)	97,547	90,674	719	29,705	218,645	24%
Total Subordinate (3)	284,637	263,331	719	29,705	578,392	64%
Total Securities	$306,814	$263,331	$133,846	$205,578	$909,569	100%

	Sequoia Securities 2012-2015	Third-party Securities			Total	% of Total Securities
December 31, 2015		2012-2015	2006-2008	2005 & Earlier
(In Thousands)
Senior
Prime	$51,563	$—	$36,358	$174,635	$262,556	26%
Non-prime	—	—	133	73,906	74,039	7%
Total Senior	51,563	—	36,491	248,541	336,595	33%
Re-REMIC	—	—	108,594	56,470	165,064	16%
Subordinate
Prime Mezzanine (1)	185,993	162,209	—	—	348,202	34%
Prime Subordinate (2)	96,849	48,605	812	32,044	178,310	17%
Total Subordinate (3)	282,842	210,814	812	32,044	526,512	51%
Total Securities	$334,405	$210,814	$145,897	$337,055	$1,028,171	100%

(1)	Prime mezzanine includes securities initially rated AA, A, and BBB and issued in 2012 or later.

(2)	Subordinate securities include less than $1 million of non-prime securities at both March 31, 2016 and December 31, 2015.

(3)
Included in prime subordinate at March 31, 2016 and December 31, 2015 were $62 million and $25 million, respectively, of investments in Agency credit risk transfer securities, all of which are classified as trading, and were issued between 2012 and 2016.

The following tables present the components of the interest income we earned on AFS securities for the three months ended March 31, 2016 and 2015.
Table 16 – Interest Income — Residential AFS Securities

Three Months Ended March 31, 2016					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$2,140	$2,500	$4,640	$224,724	3.81%	4.45%	8.26%
Re-REMIC	1,845	3,522	5,367	109,501	6.74%	12.87%	19.61%
Subordinate
Mezzanine	2,073	701	2,774	209,565	3.96%	1.34%	5.29%
Subordinate	2,243	1,345	3,588	112,315	7.99%	4.79%	12.78%
Total AFS Securities	$8,301	$8,068	$16,369	$656,105	5.06%	4.92%	9.98%

Three Months Ended March 31, 2015					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$3,756	$4,917	$8,673	$420,515	3.57%	4.68%	8.25%
Re-REMIC	2,354	2,074	4,428	101,238	9.30%	8.19%	17.49%
Subordinate
Mezzanine	4,217	1,149	5,366	419,370	4.02%	1.10%	5.12%
Subordinate	2,352	1,698	4,050	116,913	8.05%	5.81%	13.86%
Total AFS Securities	$12,679	$9,838	$22,517	$1,058,036	4.79%	3.72%	8.51%

Overall yields on AFS securities for the first three months of 2016 were higher than those in the first three months of 2015, primarily due to higher yields on our Re-REMIC securities, which benefited from improved credit performance over the last 12 months. However, we hold our Re-REMIC securities at a significant discount to par and changes in actual and projected prepayment rates can cause meaningful changes in the yields on these securities. A decrease in actual prepayment rates on our AFS securities during the first quarter of 2016 resulted in a higher credit reserve for these securities at March 31, 2016, and we currently expect to record a lower yield on these securities for the remainder of the year.
The following tables present the components of carrying value at March 31, 2016 and December 31, 2015 for our AFS residential securities.
Table 17 – Carrying Value of AFS Securities

March 31, 2016	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$152,358	$189,146	$504,228	$845,732
Credit reserve	(1,795)	(11,258)	(35,494)	(48,547)
Unamortized discount, net	(16,753)	(66,586)	(136,291)	(219,630)
Amortized cost	133,810	111,302	332,443	577,555
Gross unrealized gains	10,808	51,668	64,538	127,014
Gross unrealized losses	(4,002)	—	(2,211)	(6,213)
Carrying Value	$140,616	$162,970	$394,770	$698,356

December 31, 2015	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$293,196	$189,782	$490,249	$973,227
Credit reserve	(6,406)	(10,332)	(32,131)	(48,869)
Unamortized discount, net	(30,474)	(71,670)	(134,963)	(237,107)
Amortized cost	256,316	107,780	323,155	687,251
Gross unrealized gains	26,512	57,284	63,205	147,001
Gross unrealized losses	(3,577)	—	(1,430)	(5,007)
Carrying Value	$279,251	$165,064	$384,930	$829,245
We designate any amount of unpaid principal balance that we do not expect to receive and thus do not expect to earn or recover as a credit reserve on the security. Any remaining net unamortized discounts or premiums on the security are amortized into income over time using the effective yield method.
At March 31, 2016, credit reserves for our AFS securities totaled $49 million, or 5.7% of the principal balance of our residential securities, as compared to $49 million, or 5.0%, at December 31, 2015. During the three months ended March 31, 2016, reductions in the credit reserve from realized losses and sales were offset by increases resulting from acquisitions and transfers to credit reserve from accretable discount. During the three months ended March 31, 2016 and 2015, realized credit losses on our residential securities totaled $2 million and $3 million, respectively.
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
The following tables provide the activity for MSRs by portfolio for the three months ended March 31, 2016 and 2015.
Table 18 – MSR Activity by Portfolio

	Three Months Ended March 31,
	2016
(In Thousands)	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$58,138	$133,838	$191,976
Additions
MSRs retained from third-party loan sales	46	3,364	3,410
Purchased MSRs	—	5,397	5,397
Sold MSRs	—	(29,559)	(29,559)
Market valuation adjustments	(18,155)	(26,449)	(44,604)
Balance at End of Period	$40,029	$86,591	$126,620

	Three Months Ended March 31,
	2015
(In Thousands)	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$57,992	$81,301	$139,293
Additions
MSRs retained from Sequoia securitizations	1,872	—	1,872
MSRs retained from third-party loan sales	92	13,711	13,803
Purchased MSRs	—	3,079	3,079
Sold MSRs	(132)	(18,074)	(18,206)
Market valuation adjustments	(8,703)	(10,814)	(19,517)
Balance at End of Period	$51,121	$69,203	$120,324
The decline in price during the first quarter of 2016 was a result of the adverse effect to valuations from the decline in interest rates during the quarter. During the first quarter of 2016, we sold $30 million of MSRs. We may periodically sell MSRs in the future; however, we cannot predict the timing and amounts of such sales, if any.
The following table presents characteristics of the loans associated with our MSR investments at March 31, 2016.
Table 19 – Characteristics of MSR Investments Portfolio

	March 31, 2016
(Dollars In Thousands)	Jumbo	Conforming	Total
Unpaid principal balance	$5,479,353	9,344,652	$14,824,005
Fair value of MSRs	$40,029	$86,591	$126,620
MSR values as percent of unpaid principal balance	0.73%	0.93%	0.85%
Gross cash yield (1)	0.26%	0.23%	0.25%
Number of loans	7,845	39,668	47,513
Average loan size	$698	$236	$312
Average coupon	3.97%	3.88%	3.91%
Average loan age (months)	30	11	18
Average original loan-to-value	67%	73%	71%
Average original FICO score	769	760	764
60+ day delinquencies	0.03%	0.14%	0.10%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended March 31, 2016, by the weighted average notional balance of loans associated with MSRs we owned during that period.

As of March 31, 2016, nearly all of our MSRs were comprised of base MSRs and we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At both March 31, 2016 and December 31, 2015, we had less than $1 million of servicer advances outstanding related to our MSRs, which are presented in "Other assets" on our consolidated balance sheets.

Residential Mortgage Banking Segment
The following table presents the components of segment contribution for the Residential Mortgage Banking segment for the three months ended March 31, 2016 and 2015.
Table 20 – Residential Mortgage Banking Segment Contribution

	Three Months Ended March 31,
(In Thousands)	2016	2015	Change
Interest income
Loans	$7,305	$11,466	$(4,161)
Sequoia securities	564	4,329	(3,765)
Total interest income	7,869	15,795	(7,926)
Interest expense	(3,289)	(3,778)	489
Net interest income	4,580	12,017	(7,437)
Mortgage banking activities, net	9,280	2,215	7,065
Investment fair value changes, net	—	2	(2)
Direct operating expenses	(5,321)	(10,903)	5,582
Segment contribution before income taxes	8,539	3,331	5,208
Provision for income taxes	—	8	(8)
Segment Contribution	$8,539	$3,339	$5,200
The following tables provide the activity of unsecuritized residential loans during the three months ended March 31, 2016 and 2015.
Table 21 – Residential Loans Held-for-Sale — Activity

	Three Months Ended
	March 31, 2016			March 31, 2015
(In Thousands)	Jumbo	Conforming	Total	Jumbo	Conforming	Total
Balance at beginning of period	$985,919	$129,819	$1,115,738	$1,097,805	$244,714	$1,342,519
Acquisitions	1,020,847	197,802	1,218,649	1,112,493	1,365,151	2,477,644
Sales	(941,790)	(327,345)	(1,269,135)	(857,858)	(1,407,541)	(2,265,399)
Transfers between portfolios (1)	(606,026)	—	(606,026)	(447,840)	—	(447,840)
Principal repayments	(23,505)	(84)	(23,589)	(13,932)	(165)	(14,097)
Changes in fair value, net	4,244	1,195	5,439	3,348	(1,290)	2,058
Balance at End of Period	$439,689	$1,387	$441,076	$894,016	$200,869	$1,094,885

(1)	Represents the net transfers of loans into our Residential Investments segment and their reclassification from held-for-sale to held-for-investment.

The following table provides the activity of our retained Sequoia securities held in this segment for the three months ended March 31, 2016 and 2015.
Table 22 – Sequoia Securities Activity

	Three Months Ended March 31,
(In Thousands)	2016	2015
Beginning fair value	$197,007	$93,802
Sales	(195,107)	(13,588)
Effect of principal payments(1)	(3,403)	(98)
Change in fair value, net	1,503	(14,307)
Ending Fair Value	$—	$65,809

(1)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

Overview
At March 31, 2016, we had substantially completed the wind-down of our conforming mortgage banking activities. During the first quarter of 2016, we sold nearly all of our conforming loans and completed significant reductions in our headcount at this segment. During the first quarter of 2016, we purchased $1.22 billion of prime residential jumbo and conforming loans, sold $327 million of conforming loans to Fannie Mae and Freddie Mac (the "Agencies"), and sold $942 million of jumbo loans to third parties. In addition, we transferred $606 million of loans to our Residential Investments segment and financed them with borrowings from the FHLBC. Our pipeline of loans identified for purchase at March 31, 2016, included $1.13 billion of jumbo loans and $2 million of conforming loans (unadjusted for expected fallout).
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At March 31, 2016, we had $369 million of warehouse debt outstanding to fund residential mortgages held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the first quarter of 2016 was 1.97% per annum. Our warehouse capacity at March 31, 2016 totaled $1.40 billion across four separate counterparties, which should continue to provide sufficient liquidity to fund our residential mortgage banking operations in 2016.
Our residential mortgage banking operations created investments that allowed us to deploy $91 million of capital into our residential investment portfolio during the first quarter of 2016. At March 31, 2016, we had 365 loan sellers, up from 330 at the end of the fourth quarter of 2015. This included the addition of 37 MPF Direct sellers from various FHLB districts.
Prior to the second quarter of 2015, this segment included Sequoia IO securities that were used in part to mitigate certain risks related to interest rate movements on our residential loan pipeline. On April 1, 2015, we permanently transferred all Sequoia IO securities from the Residential Mortgage Banking segment to the Residential Investments segment. In addition, in the fourth quarter of 2015, we retained senior securities from a Sequoia securitization we sponsored that quarter, which we subsequently sold during the first quarter of 2016.
Net Interest Income
Net interest income from residential mortgage banking is primarily comprised of interest income earned on residential loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on our consolidated balance sheet.
The $7 million decrease in net interest income primarily resulted from lower average balances of both jumbo and conforming loans in the first quarter of 2016 as compared to the first quarter of 2015, as well as the transfer of Sequoia IO securities.
The amount of net interest income we earn on loans held-for-sale is dependent on many variables, including the amount of loans and the time they are outstanding on our consolidated balance sheet and their interest rates, as well as the amount of leverage we employ through the use of short-term debt to finance the loans and the interest rates on that debt. These factors will impact interest income in future periods.

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
Table 23 – Components of Residential Mortgage Banking Activities, Net

	Three Months Ended March 31,
(In Thousands)	2016	2015	Change
Changes in fair value of:
Residential loans, at fair value (1)	$18,074	$20,312	$(2,238)
Sequoia securities	1,484	(14,359)	15,843
Risk management derivatives(2)	(10,216)	(4,371)	(5,845)
Other income, net (3)	(62)	633	(695)
Total residential mortgage banking activities, net	$9,280	$2,215	$7,065

(1)	Includes changes in fair value for loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.
The $7 million increase in mortgage banking activities was primarily due to higher jumbo loan sale margins in the first quarter of 2016. Nearly all of the income from mortgage banking activities in the first quarter of 2016 was attributable to jumbo loans. Loan purchase commitments ("LPCs"), adjusted for fallout expectations, were $955 million for the first quarter of 2016 and included $924 million of jumbo loans and $31 million of conforming loans.
Our jumbo loan sale margins, which we define as net interest income plus income from mortgage banking activities divided by LPCs, improved to 147 basis points in the first quarter of 2016 and were significantly above our long-term expectations. In aggregate, higher margins in the first quarter of 2016 were the result of executing whole loan sales from our inventory of loans at December 31, 2015 at higher margins than what we had assumed at the end of the fourth quarter.
At March 31, 2016, we had a repurchase reserve of $5 million outstanding related to residential loans sold through this segment. For each of the three months ended March 31, 2016 and 2015, we recorded less than $1 million of provision for repurchases that was included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.

The following table details outstanding principal balances for residential loans held-for-sale by product type at March 31, 2016.
Table 24 – Characteristics of Residential Loans Held-for-Sale

March 31, 2016	Principal Value	Weighted Average Coupon
(Dollars In Thousands)
First Lien Prime
Fixed - 30 year	$149,747	4.22%
Fixed - 15, 20, & 25 year	53,123	3.47%
Hybrid	227,239	3.30%
ARM	1,175	2.11%
Total Outstanding Principal	$431,284

Operating Expenses and Taxes

The $5 million reduction in operating expenses at this segment was primarily attributable to the restructuring of our conforming loan mortgage banking operations during the first quarter of 2015. All severance and related charges from the restructuring of our conforming mortgage banking operations were included in corporate/other for segment reporting purposes. Our first quarter 2016 operating expenses primarily include costs associated with the underwriting, purchase and sale of jumbo residential loans.

All residential mortgage banking activities are performed in taxable REIT subsidiaries and the provision for income taxes generally changes in relation to the amount of this segment's contribution before income taxes. However, in the first quarter of 2016, the provision for income taxes at our Residential Mortgage Banking segment was minimal as we expect to maintain a full valuation allowance against net deferred tax assets created by the GAAP losses at our taxable REIT subsidiaries.

Commercial Segment
The following table presents the components of segment contribution for the Commercial segment for the three months ended March 31, 2016 and 2015.
Table 25 – Commercial Segment Contribution

	Three Months Ended March 31,
(In Thousands)	2016	2015	Change
Interest income	$9,581	$10,914	$(1,333)
Interest expense	(2,952)	(3,489)	537
Net interest income	6,629	7,425	(796)
Provision for loan losses	(289)	(206)	(83)
Mortgage banking activities, net	(2,062)	(292)	(1,770)
Investment fair value changes, net	(137)	—	(137)
Direct operating expenses	(1,602)	(3,482)	1,880
Segment contribution before income taxes	2,539	3,445	(906)
Benefit from income taxes	—	853	(853)
Total Segment Contribution	$2,539	$4,298	$(1,759)

The following table provides the activity of commercial loans during the three months ended March 31, 2016 and 2015.
Table 26 – Commercial Loans — Activity

	Three Months Ended March 31,
	2016		2015
(In Thousands)	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Balance at beginning of period	$39,141	$363,506	$166,234	$400,693
Originations/acquisitions	37,625	—	92,713	7,600
Sales	(77,183)	—	(210,309)	—
Principal repayments	(16)	(1,684)	(88)	(3,856)
Discount amortization	—	189	—	195
Provision for loan losses	—	(289)	—	(206)
Changes in fair value, net	433	2,171	5,857	1,509
Balance at End of Period	$—	$363,893	$54,407	$405,935

Overview
At March 31, 2016, we had substantially completed the wind-down of our commercial mortgage banking activities. During the first quarter of 2016, we sold all of our remaining commercial senior loans and completed significant reductions in our headcount at this segment.
We realized losses on the wind-down of our commercial mortgage banking activities and also incurred operating expenses prior to discontinuing these operations in the middle of the first quarter of 2016. We expect ongoing operating expenses for our commercial investment portfolio to be significantly lower than in the first quarter of 2016, as expenses decline from the reduction in headcount due to the discontinuation of our commercial loan origination platform. All severance and other costs related to the restructuring of this segment were included in corporate/other for segment reporting purposes.
At March 31, 2016, we had commercial investments with a carrying value of $377 million, which includes $299 million of commercial mezzanine loans, $10 million of CMBS securities, $65 million of commercial A-notes that were sold but we are required under GAAP to consolidate, and $3 million of other assets.
At March 31, 2016, we had short-term debt incurred through securities repurchase facilities of $9 million, which was secured by $14 million of commercial investments, including $7 million of commercial loans held-for-investment and $7 million of investment grade CMBS securities. At March 31, 2016, we had $52 million outstanding of non-recourse, asset-backed debt issued at our commercial securitization, at a stated interest rate of 5.62% (excluding deferred issuance costs), which provided financing for commercial loans with a carrying value of $165 million. Additionally, we had $65 million of long-term debt associated with $65 million of commercial A-notes which were sold to third parties but we are required to consolidate under GAAP. This long-term debt is non-recourse to Redwood.
Net Interest Income
Net interest income from our Commercial segment is primarily generated from our commercial investments portfolio, which is primarily comprised of mezzanine and other subordinate commercial loans, as well as from the senior loans we originate and hold for sale to third-party CMBS aggregators. The following table presents net interest income from each of these portfolios for the three months ended March 31, 2016 and 2015.

Table 27 Commercial Loans and Securities - Net Interest Income

	Three Months Ended March 31,
(In Thousands)	2016	2015	Change
Loans held-for-sale	$356	$709	$(353)
Loans held-for-investment	6,152	6,716	(564)
Trading securities	121	—	121
Net interest income	$6,629	$7,425	$(796)
Net interest income from our loans held-for-investment decreased year-over-year, resulting from a lower average balance of loans during the first quarter of 2016, and also decreased from our loans held-for-sale as we wound down those operations during the first quarter of 2016.
Mortgage Banking Activities, Net
Income from commercial mortgage banking activities, net includes changes in the fair value of commercial loans held-for-sale and of derivatives used to hedge these loans while they are being accumulated for sale to the CMBS market. The following table presents the components of commercial mortgage banking activities, net for the three months ended March 31, 2016 and 2015.
Table 28 – Components of Commercial Mortgage Banking Activities, Net

	Three Months Ended March 31,
(In Thousands)	2016	2015	Change
Changes in fair value of:
Commercial loans held-for sale	$433	$5,857	$(5,424)
Risk management derivatives	(2,538)	(6,212)	3,674
Other fee income	43	63	(20)
Total Mortgage Banking Activities, Net	$(2,062)	$(292)	$(1,770)

The decrease in commercial mortgage banking activities, net was primarily due to lower profit margins experienced during the first quarter of 2016.
Commercial Investment Portfolio
Our commercial investment portfolio is comprised of mezzanine and other subordinate loans that we originated and hold for investment. Excluding $65 million of senior A-notes that are classified as held-for-investment, the carrying value of loans in this portfolio was $299 million at March 31, 2016 and $300 million at December 31, 2015. Although we sold the A-notes in prior years, they did not meet the criteria for sale treatment under GAAP and we recorded the transfers of the loans as secured borrowings.
At March 31, 2016, this portfolio included unsecuritized loans with a carrying value of $134 million and loans with a carrying value of $165 million that are included in our Commercial Securitization with $52 million of associated ABS issued. At March 31, 2016, we had borrowings of $4 million under a short-term debt facility secured by commercial loans held-for-investment with an unpaid principal balance of $10 million.

The following table presents the characteristics of our commercial loans held-for-investment at March 31, 2016.
Table 29 – Characteristics of Commercial Loans Held-for-Investment

March 31, 2016	Number of Loans	Average Loan Size	Principal Balance	Percent of Total Principal	Weighted Average DSCR (1)	Weighted Average LTV (2)
(Dollars In Thousands)
Office	12	$7,164	$85,971	28%	1.22	77%
Multi-family	23	3,350	77,051	25%	1.31	79%
Hospitality	9	6,714	60,425	19%	1.37	67%
Retail	11	5,200	57,204	18%	0.98	63%
Self-storage	3	6,327	18,982	6%	1.39	75%
Other	4	2,594	10,377	3%	1.43	76%
Total	62	$5,000	$310,010	100%	1.25	73%

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
The following table details principal balances for our commercial loans held-for-investment by geographic concentration at March 31, 2016.
Table 30 – Geographic Concentration of Commercial Loans Held-for-Investment at Amortized Cost

Geographic Concentration (by Principal)	March 31, 2016
California	21%
New York	19%
Florida	10%
Michigan	10%
Texas	5%
Tennessee	5%
Washington	4%
New Jersey	3%
Delaware	3%
Other states (none greater than 3%)	20%
Total	100%
At both March 31, 2016 and December 31, 2015, we had an allowance for loan losses of $7 million. The allowance for loan losses represented 2.5% of the carrying value of our commercial loans held-for-investment at amortized cost at both March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016, we did not have any charge-offs and recorded a provision for loan losses of $0.3 million.
At March 31, 2016, we had no loans designated as impaired and had three loans with a carrying value of $43 million on our watch-list. At March 31, 2016, the loans on our watch-list were current on all payments and we continue to believe we will receive all amounts due according to the contractual terms of the loans. However, in our judgment, certain conditions warrant specific attention going forward. Improvements in these conditions would result in the assets being upgraded back to pass status and deterioration could warrant further downgrades and potential evaluation for impairment.

Results of Consolidated Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for consolidated financial entities. As of March 31, 2016, the estimated fair value of our investments in the consolidated Sequoia entities was $29 million.

The following tables present the statements of income for the three months ended March 31, 2016, and the balance sheets of the consolidated Sequoia entities as of March 31, 2016 and December 31, 2015. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 31 – Consolidated Sequoia Entities Statements of Income

	Three Months Ended March 31,
(In Thousands)	2016	2015	Change
Interest income	$4,777	$7,018	$(2,241)
Interest expense	(3,297)	(4,482)	1,185
Net interest income	1,480	2,536	(1,056)
Investment fair value changes, net	(1,580)	(1,093)	(487)
Net Income from Consolidated Sequoia Entities	$(100)	$1,443	$(1,543)
Table 32 – Consolidated Sequoia Entities Balance Sheets

(In Thousands)	March 31, 2016	December 31, 2015
Residential loans held for investment, at fair value	$930,027	$1,021,870
Other assets	6,069	6,254
Total Assets	$936,096	$1,028,124
Other liabilities	$519	$655
Asset-backed securities issued, at fair value	907,023	996,820
Total liabilities	907,542	997,475
Equity (fair value of Redwood's retained investments in entities)	28,554	30,649
Total Liabilities and Equity	$936,096	$1,028,124

Net Interest Income at Consolidated Sequoia Entities
The $1 million decrease in net interest income expense from these entities primarily resulted from a lower average balance of loans outstanding at the entities during the first quarter of 2016, resulting from continued loan paydowns.
Investment Fair Value Changes, Net at Consolidated Sequoia Entities

Investment fair value changes, net at consolidated Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities, which together represent the change in value of our retained investments in the consolidated Sequoia entities. The decrease in market value during the first quarter of 2016 was primarily driven by market liquidity issues rather than changes in the credit performance of the underlying loans.

Residential Loans at Consolidated Sequoia Entities
The following table provides details of residential loan activity at consolidated Sequoia entities for the three months ended March 31, 2016 and 2015.
Table 33 – Residential Loans at Consolidated Sequoia Entities — Activity

	Three Months Ended March 31,
(In Thousands)	2016	2015
Balance at beginning of period	$1,021,870	$1,474,386
ASU 2014-13 election adjustment	—	(103,649)
Adjusted beginning balance	1,021,870	1,370,737
Principal repayments	(47,341)	(67,250)
Transfers to REO	(1,975)	(1,916)
Deconsolidation adjustments	(6,871)	—
Changes in fair value, net	(35,656)	2,855
Balance at End of Period	$930,027	$1,304,426
During the first quarter of 2016, one Sequoia securitization was dissolved, whereby the outstanding debt was canceled and the assets of the trust were distributed to a third party.
Characteristics of Loans at Consolidated Sequoia Entities
The following table highlights unpaid principal balances for loans at consolidated Sequoia entities by product type at March 31, 2016.
Table 34 – Characteristics of Loans at Consolidated Sequoia Entities

March 31, 2016
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
First Lien
ARM	$1,035,815	1.79%
Hybrid (1)	20,572	2.77%
Total Outstanding Principal	$1,056,387

(1)	All of these loans have reached the initial interest rate reset date and are currently adjustable rate mortgages.
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise nearly all of the loans in the consolidated Sequoia entities and were primarily originated in 2006 or prior. All of the $21 million of hybrid loans held at consolidated Sequoia entities at March 31, 2016 had reset in 2015, and now act as ARM loans. For outstanding loans at consolidated Sequoia entities at March 31, 2016, the weighted average FICO score of borrowers backing these loans was 729 (at origination) and the weighted average original LTV ratio was 66% (at origination). At March 31, 2016 and December 31, 2015, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $51 million and $59 million, respectively, and the unpaid principal balance of loans in foreclosure was $26 million and $32 million, respectively.

Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three months ended March 31, 2016 and 2015. For each of these periods, we had no undistributed REIT taxable income.
Table 35 – Taxable Income

	Three Months Ended March 31,
(In Thousands)	2016 est. (1)	2015 est. (1)
REIT taxable income	$17,322	$14,838
Taxable REIT subsidiary loss	27,518	13,846
Total taxable income	$44,840	$28,684

Distributions to shareholders	$21,669	$23,398

REIT taxable income per share	$0.23	$0.18
Total taxable income per share	$0.59	$0.34

(1)	Our tax results for the three months ended March 31, 2016 and 2015 are estimates until we file tax returns for these years.
Our estimated total taxable income for the three months ended March 31, 2016 and 2015 included $3 million and $2 million in realized credit losses on investments, respectively. We anticipate an additional $22 million of tax credit losses to be realized over an estimated three- to five-year period based on the securities we currently own.

For the three months ended March 31, 2016, we realized net capital gain of $7 million at the REIT for tax purposes. We expect all or nearly all of the dividends we distribute in 2016 will be taxable to shareholders as ordinary income and a smaller portion, if any, will be a return of capital, which is, in general, non-taxable. However, based on federal income tax rules related to capital loss carryforwards, none of our 2016 dividend distributions are expected to be characterized as long-term capital gains for federal income tax purposes.

For the three months ended March 31, 2016, we recorded a tax provision of $28 thousand compared to a tax benefit of $5 million for the three months ended March 31, 2015. Our tax provision or benefit is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The reduction of our tax benefit year-over-year was primarily the result of a valuation allowance being recorded against the deferred tax assets ("DTAs") generated from GAAP losses from residential and commercial mortgage banking operations at our TRS in 2016. The income or loss generated at our TRS will not affect the tax characterization of our 2016 dividends.

Realization of our DTAs is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2015, we reported net federal DTAs, for which a valuation allowance was recorded against. As a result of GAAP losses at our TRS in the first quarter of 2016, we are forecasting that we will report net federal DTAs at December 31, 2016. We remain uncertain about our ability to generate sufficient taxable income or capital gains in future periods needed to utilize net DTAs beyond the reversal of our deferred tax liabilities, and included a valuation allowance against these forecasted DTAs in the calculation of our estimated annual effective tax rate. Consistent with prior periods, we continued to maintain a valuation allowance against our net state DTAs. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations.

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
The tables below reconcile our estimated total taxable income to our GAAP income for the three months ended March 31, 2016 and 2015.
Table 36 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Three Months Ended March 31, 2016
(In Thousands, Except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$49,270	$7,527	$56,797	$62,328	$(5,531)
Interest expense	(13,978)	(7,541)	(21,519)	(23,950)	2,431
Net interest income	35,292	(14)	35,278	38,378	(3,100)
Provision for loan losses	—	—	—	(289)	289
Realized credit losses	(2,748)	—	(2,748)	—	(2,748)
Mortgage banking activities, net	—	3,637	3,637	7,218	(3,581)
MSR income (loss), net	—	37,541	37,541	6,281	31,260
Investment fair value changes, net	(627)	(1,976)	(2,603)	(19,538)	16,935
Operating expenses	(14,801)	(12,327)	(27,128)	(30,452)	3,324
Other income	212	391	603	955	(352)
Realized gains, net	—	284	284	9,538	(9,254)
Benefit from (provision for) income taxes	(6)	(18)	(24)	(28)	4
Net Income	$17,322	$27,518	$44,840	$12,063	$32,777

Income per share	$0.23	$0.36	$0.59	$0.15	$0.44

	Three Months Ended March 31, 2015
(In Thousands, Except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$42,168	$11,122	$53,290	$63,746	$(10,456)
Interest expense	(10,630)	(8,423)	(19,053)	(23,961)	4,908
Net interest income	31,538	2,699	34,237	39,785	(5,548)
Provision for loan losses	—	—	—	(206)	206
Realized credit losses	(2,346)	—	(2,346)	—	(2,346)
Mortgage banking activities, net	—	(2,395)	(2,395)	1,923	(4,318)
MSR income (loss), net	—	26,321	26,321	(10,924)	37,245
Investment fair value changes, net	(5)	689	684	(1,145)	1,829
Operating expenses	(14,386)	(13,954)	(28,340)	(25,063)	(3,277)
Other income	39	488	527	809	(282)
Realized gains, net	—	—	—	4,306	(4,306)
Benefit from (provision for) income taxes	(2)	(2)	(4)	5,316	(5,320)
Net Income	$14,838	$13,846	$28,684	$14,801	$13,883

Income per share	$0.18	$0.16	$0.34	$0.16	$0.18
Potential Taxable Income Volatility
We expect period-to-period volatility in our estimated taxable income. A description of the factors that can cause this volatility is described in the Taxable Income portion of the "Results of Operations" section in the MD&A included in Part II, Item 7, of our Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Summary
Our principal sources of cash consist of borrowings under mortgage loan warehouse facilities, securities repurchase agreements, our FHLB-member subsidiary’s borrowing facility with the FHLBC, payments of principal and interest we receive from our residential and commercial investment portfolios, and cash generated from our operating activities. Our most significant uses of cash are to purchase mortgage loans for our mortgage banking operations, to fund investments in residential loans, to repay principal and interest on our warehouse facilities, repurchase agreements, and long-term debt, to purchase investment securities, to make dividend payments on our capital stock, and to fund our operations.
Our total capital was $1.71 billion at March 31, 2016, and included $1.09 billion of equity capital and $0.63 billion of the total $2.68 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $201 million of exchangeable debt due in 2019.
At March 31, 2016, we held $305 million in cash, and our available capital (defined as the approximate amount of capital we had readily available for long-term investments) was approximately $200 million. This amount excludes cash flow we expect to receive in future quarters from investments and cash proceeds that we could generate from the sale of investments such as our mezzanine securities.
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. During the three months ended March 31, 2016, we repurchased 839,130 common shares for $11 million, utilizing the remaining availability under this authorization.
In February 2016, our Board of Directors approved a new authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. This current authorization replaced all previous share repurchase plans and has no expiration date. This current repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this current authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2016, we repurchased 770,055 shares for $9 million pursuant to this new authorization. At March 31, 2016, approximately $91 million of this current authorization remained available for the repurchases of shares of our common stock. Like other investments we may make, any repurchases of our common stock under this authorization would reduce our available capital described above.
While we believe our available capital is sufficient to fund our currently contemplated investment activities, we may raise capital from time-to-time to make long-term investments or for other purposes. To the extent we seek additional capital to fund our operations and investment activities, our approach to raising capital will continue to be based on what we believe to be in the best long-term interests of shareholders. Any future capital raising transaction could include the issuance of debt or equity securities under the shelf registration statement we currently have on file with the SEC or the issuance of similar or other types of securities in public or private offerings.
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
Cash Flows and Liquidity for the Three Months Ended March 31, 2016
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in credit losses, prepayments, and interest rates. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.

Cash Flows from Operating Activities
Cash flows provided by operating activities were $106 million in the first three months of 2016. This amount includes the net cash utilized during the period from the purchase and sale of residential and commercial mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Cash flows for the three months ended March 31, 2016, benefited from the restructuring of our conforming and commercial mortgage banking activities, whereby cash inflows from sales of loans associated with these activities during the first quarter of 2016 were not offset by ongoing outflows of cash as we discontinued the purchase of these types of loans. Excluding cash flows from the purchase, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were negative $9 million and negative $30 million during the first three months of 2016 and 2015, respectively.

Additionally, cash flows from operating activities were reduced by the purchase of $10 million of FHLBC stock during the first three months of 2016. Under our FHLB-member subsidiary’s borrowing agreement with the FHLBC, our subsidiary must purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances.
Cash Flows from Investing Activities
During the three months ended March 31, 2016, our net cash provided by investing activities was $473 million and primarily resulted from principal payments on loans held-for-investment at our consolidated Sequoia entities as well as principal payments from, and proceeds from sales of, real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any. Because many of our investment securities are financed through repurchase agreements, a significant portion of the proceeds from any sales of our investment securities would generally be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from prepayments and scheduled amortization in respect of our investment in securities would also generally be used to repay balances under these financing sources.
In addition, during the three months ended March 31, 2016, we had net transfers of residential loans with a carrying value of $661 million from held-for-sale to held-for-investment, and retained MSRs with a carrying value of $3 million from the sale of residential loans. These non-cash transactions were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the first three months of 2016, our net cash used in financing activities was $494 million. This primarily resulted from $1.05 billion of net repayments of short-term debt, $51 million of repayments of ABS issued, $23 million of cash utilized for stock repurchases, and $22 million of dividend payments, representing a dividend of $0.28 per share. These payments were offset by $519 million of net borrowings from the FHLBC that were used to finance residential loans held-for-investment.
 In December 2015, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2016. In February 2016, the Board of Directors declared a regular dividend of $0.28 per share for the first quarter of 2016, which was payable on March 31, 2016 to shareholders of record on March 16, 2016.
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
At March 31, 2016, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $369 million (secured by residential loans with an aggregate fair value of $414 million) and a total uncommitted borrowing limit of $1.40 billion. At March 31, 2016, we also had two short-term commercial loan warehouse facilities with no outstanding balances. In addition, at March 31, 2016, we had an aggregate outstanding short-term debt balance of $435 million under nine securities repurchase facilities, which were secured by securities with a fair market value of $531 million and a commercial loan with a carrying value of $7 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million) at March 31, 2016.
At March 31, 2016, we had $804 million of short-term debt outstanding. During the first three months of 2016, the highest balance of our short-term debt outstanding was $1.87 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At March 31, 2016, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the three months ended March 31, 2016, our FHLB-member subsidiary borrowed an additional $519 million under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At March 31, 2016, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 0.58% and a weighted average maturity of nine years. At March 31, 2016, accrued interest payable on these borrowings was $1.8 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.34 billion at March 31, 2016. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At March 31, 2016, our subsidiary held $44 million of FHLBC stock that is included in other assets in our consolidated balance sheets.
Convertible Notes
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on these exchangeable notes was 6.54% for the three months ended March 31, 2016. During the three months ended March 31, 2016, we repurchased $4 million par value of these notes at a discount and recorded $0.3 million of gains on extinguishment of debt in Realized gains, net on our consolidated statements of income. At March 31, 2016, the outstanding principal amount of these notes was $201 million. At March 31, 2016, the accrued interest payable balance on this debt was $4 million.

In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on our convertible notes was 5.41% for the three months ended March 31, 2016. At March 31, 2016, the accrued interest payable balance on this debt was $7 million.

Trust Preferred Securities and Subordinated Notes
At March 31, 2016, we had trust preferred securities and subordinated notes of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest income recorded as a component of net interest income and other valuation changes recorded as a component of equity.
Commercial Secured Borrowings
At March 31, 2016, we had commercial secured borrowings of $65 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We structured certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our consolidated balance sheet.
 Asset-Backed Securities
In November 2012, Redwood transferred $291 million (principal balance) of commercial loans into the Commercial Securitization in connection with the issuance of $172 million of ABS by the Commercial Securitization to third parties. At March 31, 2016, there were $165 million (carrying value) of commercial loans owned at the Commercial Securitization, which were funded with $52 million of ABS issued.
At March 31, 2016, there were $1.06 billion (principal balance) of loans owned at consolidated Sequoia securitization entities, which were funded with $1.04 billion (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsection titled "Results of Consolidated Sequoia Entities" in the Results of Operations section of this MD&A for additional details on these entities.
Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition of residential mortgage loans (including those we acquire in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2015, under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”

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

Aggregate borrowing limits are stated under certain of these facilities, and certain other facilities have no stated borrowing limit, but each of the facilities (with the exception of the $10 million committed line of short-term secured credit) is uncommitted, which means that any request we make to borrow funds under these uncommitted facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. In general, financing under these facilities is obtained by transferring or pledging mortgage loans or securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred or pledged assets). While transferred or pledged assets are financed under a facility, to the extent the market value of the assets declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. Margin call provisions under these facilities are further described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Financial Covenants Associated with Short-Term Debt and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”

Because these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Market Risks.” In addition, with respect to loans and securities that at any given time are already being financed through these facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Market Risks,” if and when those loans or securities become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility. Additionally, our access to financing under the borrowing facility with the FHLBC is subject to the risks described under the heading “Risk Factors - Recently Adopted Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

At March 31, 2016, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at March 31, 2016 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at March 31, 2016 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements.
Contractual Obligations
The following table presents our contractual obligations and commitments at March 31, 2016, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.
Table 37 – Contractual Obligations and Commitments

March 31, 2016	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$804	$—	$—	$—	$804
Convertible notes	—	288	201	—	489
Anticipated interest payments on convertible notes	25	43	11	—	79
FHLBC borrowings	—	—	—	2,000	2,000
Anticipated interest payments on FHLBC borrowings	12	59	81	221	373
Other long-term debt	—	—	—	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	150	197
Accrued interest payable	15	—	—	—	15
Operating leases	3	5	2	—	10
Total Redwood Obligations and Commitments	$868	$414	$314	$2,511	$4,107

Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$—	$—	$—	$1,096	$1,096
Anticipated interest payments on ABS (3)	15	38	43	137	233
Accrued interest payable	1	—	—	—	1
Total Obligations of Entities Consolidated for Financial Reporting Purposes	16	38	43	1,233	1,330
Total Consolidated Obligations and Commitments	$884	$452	$357	$3,744	$5,437

(1)	Includes anticipated interest payments related to hedges.

(2)
All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)
The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at March 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors.
We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, including the timing and amount of purchases, sales, calls, and repayment of consolidated assets, changes in the fair values of consolidated assets and liabilities, increases or decreases in earnings from mortgage banking activities, the recording of provision for or benefit from taxes, and certain non-recurring events. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues and estimates. Our critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements are included in the "Critical Accounting Policies and Estimates" section of Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Market Risks
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Other Risks
In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
NEW ACCOUNTING STANDARDS
If applicable, a discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2015.

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
There have been no changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, as of March 31, 2016, the FHLB-Seattle has received approximately $121 million of principal and $11 million of interest payments in respect of the Seattle Certificate. As of March 31, 2016, the Seattle Certificate had a remaining outstanding principal amount of approximately $13 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. At the time the Settle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, as of March 31, 2016, approximately $13 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. As of March 31, 2016, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At March 31, 2016, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. During the three months ended March 31, 2016, we repurchased 839,130 common shares for $11 million, utilizing the remaining availability under this authorization. In February 2016, our Board of Directors approved an additional authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This current authorization replaced all previous share repurchase plans and has no expiration date. This current repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this current authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under this authorization, during the three months ended March 31, 2016, we repurchased 770,055 shares for $9 million. At March 31, 2016, approximately $91 million of this current authorization remained available for the repurchase of shares of our common stock.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2016.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, Except Per Share data)
January 1, 2016 - January 31, 2016	851	$13.36	839	$—
February 1, 2016 - February 29, 2016	—	$—	—	$100,000
March 1, 2016 - March 31, 2016	777	$12.22	770	$90,593
Total	1,628	$12.81	1,609	$90,593

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015;
(ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015;
(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2016 and 2015;
(iv) Consolidated Statements of Changes in Stockholder's Equity for the three months ended March 31, 2016 and 2015;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and
(vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	May 6, 2016	By:	/s/ Martin S. Hughes
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2016	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

Date:	May 6, 2016	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Controller and Managing Director
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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, is filed in XBRL-formatted interactive data files:
(i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015;
(ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015;
(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2016 and 2015;
(iv) Consolidated Statements of Changes in Stockholder's Equity for the three months ended March 31, 2016 and 2015;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and
(vi) Notes to Consolidated Financial Statements.