Form 10-Q
period 2016-06-30
REDWOOD TRUST INC
filed 2016-08-09
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	76,934,715 shares outstanding as of August 1, 2016

REDWOOD TRUST, INC.
2016 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	June 30, 2016	December 31, 2015
ASSETS (1)
Residential loans, held-for-sale, at fair value	$882,380	$1,115,738
Residential loans, held-for-investment, at fair value	3,157,758	2,813,065
Commercial loans, held-for-sale (includes $69,720 and $39,141 at fair value)	302,778	39,141
Commercial loans, held-for-investment (includes $0 and $67,657 at fair value)	22,285	363,506
Real estate securities, at fair value	883,801	1,233,256
Mortgage servicing rights, at fair value	110,046	191,976
Cash and cash equivalents	216,923	220,229
Total earning assets	5,575,971	5,976,911
Restricted cash	8,293	5,567
Accrued interest receivable	20,594	23,290
Derivative assets	57,610	16,393
Other assets	235,124	197,886
Total Assets	$5,897,592	$6,220,047

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt	$1,059,045	$1,855,003
Accrued interest payable	9,515	8,936
Derivative liabilities	119,161	62,794
Accrued expenses and other liabilities	73,338	69,897
Asset-backed securities issued (includes $859,628 and $996,820 at fair value), net (2)	859,628	1,049,415
Long-term debt (includes $65,240 and $63,152 at fair value), net (2)	2,684,302	2,027,737
Total liabilities	4,804,989	5,073,782
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 76,935,053 and 78,162,765 issued and outstanding	769	782
Additional paid-in capital	1,678,928	1,695,956
Accumulated other comprehensive income	46,331	91,993
Cumulative earnings	1,072,027	1,018,683
Cumulative distributions to stockholders	(1,705,452)	(1,661,149)
Total equity	1,092,603	1,146,265
Total Liabilities and Equity	$5,897,592	$6,220,047
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2016 and December 31, 2015, assets of consolidated VIEs totaled $888,026 and $1,195,574, respectively. At June 30, 2016 and December 31, 2015, liabilities of consolidated VIEs totaled $860,256 and $1,050,861, respectively. See Note 4 for further discussion.

(2)
At June 30, 2016 and December 31, 2015, Asset-backed securities issued, net included $0 and $542, respectively, of deferred debt issuance costs, and long-term debt, net included $8,702 and $10,438, respectively, of deferred debt issuance costs.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2016	2015	2016	2015
Interest Income
Residential loans	$35,154	$25,808	$66,554	$50,817
Commercial loans	12,921	12,679	22,381	23,593
Real estate securities	18,417	24,839	39,512	52,614
Other interest income	295	47	668	95
Total interest income	66,787	63,373	129,115	127,119
Interest Expense
Short-term debt	(5,337)	(6,527)	(12,034)	(13,751)
Asset-backed securities issued	(3,982)	(5,645)	(8,264)	(11,847)
Long-term debt	(13,125)	(10,836)	(26,096)	(21,371)
Total interest expense	(22,444)	(23,008)	(46,394)	(46,969)
Net Interest Income	44,343	40,365	82,721	80,150
Reversal of provision for loan losses	6,532	261	6,243	55
Net Interest Income after Provision	50,875	40,626	88,964	80,205
Non-interest Income
Mortgage banking activities, net	7,728	7,447	14,946	9,373
Mortgage servicing rights income (loss), net	2,783	830	9,064	(10,094)
Investment fair value changes, net	(11,066)	(1,788)	(30,604)	(2,936)
Other income	1,559	1,299	2,514	2,108
Realized gains, net	9,884	6,316	19,422	10,622
Total non-interest income (loss), net	10,888	14,104	15,342	9,073
Operating expenses	(20,155)	(25,218)	(50,607)	(50,281)
Net income before provision for income taxes	41,608	29,512	53,699	38,997
(Provision for) benefit from income taxes	(327)	(2,448)	(355)	2,868
Net Income	$41,281	$27,064	$53,344	$41,865

Basic earnings per common share	$0.52	$0.31	$0.67	$0.48
Diluted earnings per common share	$0.48	$0.31	$0.67	$0.47
Regular dividends declared per common share	$0.28	$0.28	$0.56	$0.56
Basic weighted average shares outstanding	76,664,829	83,936,844	76,901,255	83,650,170
Diluted weighted average shares outstanding	97,761,936	94,949,741	88,728,380	85,473,905
——————

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2016	2015	2016	2015
Net Income	$41,281	$27,064	$53,344	$41,865
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	6,260	(5,080)	(3,843)	(28)
Reclassification of unrealized gain on available-for-sale securities to net income	(7,711)	(5,360)	(18,664)	(7,050)
Net unrealized gain (loss) on interest rate agreements	(8,949)	15,468	(23,192)	7,026
Reclassification of unrealized loss on interest rate agreements to net income	19	26	37	58
Total other comprehensive income (loss)	(10,381)	5,054	(45,662)	6
Total Comprehensive Income	$30,900	$32,118	$7,682	$41,871

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2016

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2015	78,162,765	$782	$1,695,956	$91,993	$1,018,683	$(1,661,149)	$1,146,265
Net income	—	—	—	—	53,344	—	53,344
Other comprehensive loss	—	—	—	(45,662)	—	—	(45,662)
Employee stock purchase and incentive plans	431,156	4	(4,249)	—	—	—	(4,245)
Non-cash equity award compensation	—	—	8,488	—	—	—	8,488
Share repurchases	(1,658,868)	(17)	(21,267)	—	—	—	(21,284)
Common dividends declared	—	—	—	—	—	(44,303)	(44,303)
June 30, 2016	76,935,053	$769	$1,678,928	$46,331	$1,072,027	$(1,705,452)	$1,092,603

For the Six Months Ended June 30, 2015

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2014	83,443,141	$834	$1,774,030	$140,688	$906,867	$(1,566,278)	$1,256,141
Cumulative effect adjustment - adoption of ASU 2014-13 (1)	—	—	—	—	9,728	—	9,728
January 1, 2015	83,443,141	834	1,774,030	140,688	916,595	(1,566,278)	1,265,869
Net income	—	—	—	—	41,865	—	41,865
Other comprehensive income	—	—	—	6	—	—	6
Dividend reinvestment & stock purchase plans	418,508	4	6,830	—	—	—	6,834
Employee stock purchase and incentive plans	690,683	8	(7,723)	—	—	—	(7,715)
Non-cash equity award compensation	—	—	6,193	—	—	—	6,193
Common dividends declared	—	—	—	—	—	(48,268)	(48,268)
June 30, 2015	84,552,332	$846	$1,779,330	$140,694	$958,460	$(1,614,546)	$1,264,784

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

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$53,344	$41,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(13,945)	(18,310)
Depreciation and amortization of non-financial assets	575	315
Purchases of held-for-sale loans	(2,578,592)	(5,656,836)
Proceeds from sales of held-for-sale loans	2,158,601	5,366,705
Principal payments on held-for-sale loans	35,649	29,282
Net settlements of derivatives	(9,427)	(36,622)
Provision for loan losses	(6,243)	(55)
Non-cash equity award compensation expense	8,488	6,193
Market valuation adjustments	25,584	21,478
Realized gains, net	(19,422)	(10,622)
Net change in:
Accrued interest receivable and other assets	(20,667)	(28,265)
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	5,390	(1,390)
Net cash used in operating activities	(360,665)	(286,262)
Cash Flows From Investing Activities:
Purchases of loans held-for-investment	—	(9,350)
Proceeds from sales of loans held-for-investment	11,395	—
Principal payments on loans held-for-investment	354,188	243,179
Purchases of real estate securities	(138,527)	(57,178)
Proceeds from sales of real estate securities	451,262	271,963
Principal payments on real estate securities	41,466	62,090
Purchase of mortgage servicing rights	(13,766)	(15,993)
Proceeds from sales of mortgage servicing rights	28,268	17,235
Net change in restricted cash	(2,726)	(1,761)
Net cash provided by investing activities	731,560	510,185
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	2,184,069	3,605,887
Repayments on short-term debt	(2,980,027)	(4,032,650)
Repayments on asset-backed securities issued	(158,519)	(174,949)
Deferred securities issuance costs	—	(33)
Proceeds from issuance of long-term debt	771,287	637,396
Repayments on long-term debt	(118,146)	(251,134)
Net settlements of derivatives	(82)	999
Net proceeds from issuance of common stock	146	3,498
Net payments on repurchase of common stock	(24,235)	—
Taxes paid on equity award distributions	(4,391)	(7,973)
Dividends paid	(44,303)	(48,268)
Net cash used in financing activities	(374,201)	(267,227)
Net decrease in cash and cash equivalents	(3,306)	(43,304)
Cash and cash equivalents at beginning of period	220,229	269,730
Cash and cash equivalents at end of period	$216,923	$226,426
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$45,758	$41,440
Taxes	467	48
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$1,834	$39,698
Retention of mortgage servicing rights from loan securitizations and sales	5,688	36,834
Transfers from loans held-for-sale to loans held-for-investment	725,825	663,666
Transfers from loans held-for-investment to loans held-for-sale	359,005	—
Transfers from residential loans to real estate owned	5,867	4,780
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at June 30, 2016 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2016 should not be construed as indicative of the results to be expected for the full year.
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
June 30, 2016
(Unaudited)
Note 2. Basis of Presentation - (continued)

Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities where we maintain an ongoing involvement, as well as an entity formed in connection with a commercial securitization we engaged in during 2012 (“Commercial Securitization”). During the second quarter of 2016, the debt of the Commercial Securitization was repaid. We also consolidated the assets and liabilities of an entity formed in connection with a resecuritization transaction we engaged in (“Residential Resecuritization”) from its creation in 2011 through the fourth quarter of 2015, when the debt of the entity was repaid, the assets of the entity were distributed to us, and the entity was dissolved. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
For financial reporting purposes, the underlying loans and securities owned at the consolidated Sequoia entities, the Residential Resecuritization entity, and the Commercial Securitization entity are shown under residential and commercial loans and real estate securities on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we recorded interest income on the loans and securities owned at these entities and interest expense on the ABS issued by these entities as well as other income and expenses associated with these entities' activities.
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
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our 2015 Annual Report on Form 10-K is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial condition and results of operations for the three and six months ended June 30, 2016.
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
June 30, 2016
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is required to be applied on a retrospective basis. We adopted this guidance, as required, in the first quarter of 2016 and now present our deferred securities issuance costs as a reduction to the related liabilities on our consolidated balance sheets for all periods presented. At June 30, 2016 and December 31, 2015, we included zero and $0.5 million, respectively, of deferred securities issuance costs as a reduction to our ABS issued and presented it as ABS issued, net on our consolidated balance sheets and we included $9 million and $10 million of deferred securities issuance costs as a reduction to our long-term debt and presented it as Long-term debt, net on our consolidated balance sheets.
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
In March 2016, the FASB issued ASU 2016-09,"Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This new guidance is to simplify the accounting for share-based payment transactions, including related income tax accounting, classification of awards, and classification on the statement of cash flows. In addition, this guidance permits the withholding of employee taxes related to the distribution of equity awards up to the maximum individual employee statutory tax rates. This new guidance is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. In the second quarter of 2016, we adopted this new guidance. Upon adoption, we elected to account for forfeitures on employee equity awards as they occur, rather than estimating expected forfeitures. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Other Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses." This new guidance provides a new impairment model that is based on expected losses rather than incurred losses to determine the allowance for credit losses. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal year beginning December 15, 2018. We plan to adopt this new guidance by the required date and we are currently evaluating the impact that this update will have on our consolidated financial statements.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of 2018 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2017. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued 2016 ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This new ASU provides more specific guidance on certain aspects of Topic 606. We are currently evaluating the impact these updates will have on our consolidated financial statements.
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at June 30, 2016 and December 31, 2015.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
June 30, 2016 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$40,500	$—	$40,500	$(33,619)	$(6,881)	$—
TBAs	5,584	—	5,584	(2,641)	(2,200)	743
Futures	4,078	—	4,078	—	(2,449)	1,629
Total Assets	$50,162	$—	$50,162	$(36,260)	$(11,530)	$2,372

Liabilities (2)
Interest rate agreements	$(108,497)	$—	$(108,497)	$33,619	$74,878	$—
TBAs	(10,151)	—	(10,151)	2,640	7,204	(307)
Loan warehouse debt	(706,055)	—	(706,055)	706,055	—	—
Security repurchase agreements	(352,990)	—	(352,990)	352,990	—	—
Total Liabilities	$(1,177,693)	$—	$(1,177,693)	$1,095,304	$82,082	$(307)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
June 30, 2016
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
Analysis of Consolidated VIEs
At June 30, 2016, the VIEs we are required to consolidate include certain Sequoia securitization entities and the Commercial Securitization entity. During the second quarter of 2016, the debt of the Commercial Securitization was repaid. In addition, we consolidated the Residential Resecuritization from its creation in 2011 through the fourth quarter of 2015, when the VIE was dissolved. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

June 30, 2016	Sequoia Entities	Commercial Securitization	Total
(Dollars in Thousands)
Residential loans, held-for-investment	$880,197	$—	$880,197
Restricted cash	147	131	278
Accrued interest receivable	1,058	—	1,058
Other assets	6,493	—	6,493
Total Assets	$887,895	$131	$888,026
Accrued interest payable	$528	$100	$628
Asset-backed securities issued	859,628	—	859,628
Total Liabilities	$860,156	$100	$860,256

Number of VIEs	20	1	21

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 27 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
The following table presents information related to securitization transactions that occurred during the three and six months ended June 30, 2016 and 2015.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Principal balance of loans transferred	$344,890	$699,655	$344,890	$1,038,451
Trading securities retained, at fair value	—	29,966	—	33,389
AFS securities retained, at fair value	1,834	3,450	1,834	6,309
MSRs recognized	2,131	6,002	2,131	7,874

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table summarizes the cash flows during the three and six months ended June 30, 2016 and 2015 between us and the unconsolidated VIEs sponsored by us.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Proceeds from new transfers	$352,042	$676,596	$352,042	$1,018,312
MSR fees received	3,401	3,700	6,924	7,470
Funding of compensating interest	(77)	(107)	(156)	(197)
Cash flows received on retained securities	6,739	10,706	17,930	23,351
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
At Date of Securitization	MSRs	Subordinate Securities	MSRs	Senior Securities	Subordinate Securities
Prepayment rate	20%	15%	13%	8%	8%
Discount rates	11%	7%	11%	3%	6%
Credit loss assumptions	N/A	0.25%	N/A	0.25%	0.25%

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
At Date of Securitization	MSRs	Subordinate Securities	MSRs	Senior Securities	Subordinate Securities
Prepayment rate	20%	15%	15%	8%	8%
Discount rates	11%	7%	11%	3%	6%
Credit loss assumptions	N/A	0.25%	N/A	0.25%	0.25%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents additional information at June 30, 2016 and December 31, 2015, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	June 30, 2016	December 31, 2015
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$29,679	$258,697
Senior and subordinate securities, classified as AFS	255,618	272,715
Mortgage servicing rights	30,976	56,984
Maximum loss exposure (1)	$316,273	$588,396
Assets transferred:
Principal balance of loans outstanding	$7,030,007	$7,318,167
Principal balance of delinquent loans 30+ days delinquent	12,684	18,300

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at June 30, 2016 and December 31, 2015.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

June 30, 2016	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at June 30, 2016	$30,976	$17,710	$267,587
Expected life (in years) (2)	5	4	11
Prepayment speed assumption (annual CPR) (2)	28%	12%	13%
Decrease in fair value from:
10% adverse change	$2,390	$688	$885
25% adverse change	5,631	1,648	2,229
Discount rate assumption (2)	11%	21%	6%
Decrease in fair value from:
100 basis point increase	$706	$442	$20,724
200 basis point increase	1,373	862	38,779
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$8	$1,225
25% higher losses	N/A	21	3,074

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2015	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2015	$56,984	$248,570	$282,842
Expected life (in years) (2)	7	5	12
Prepayment speed assumption (annual CPR) (2)	11%	10%	12%
Decrease in fair value from:
10% adverse change	$2,868	$2,042	$901
25% adverse change	6,119	4,810	2,278
Discount rate assumption (2)	11%	5%	6%
Decrease in fair value from:
100 basis point increase	$2,711	$10,029	$21,981
200 basis point increase	4,745	19,365	41,156
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$35	$1,244
25% higher losses	N/A	86	3,129

(1)	Senior securities included $18 million and $31 million of interest only securities at June 30, 2016 and December 31, 2015, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at June 30, 2016, grouped by security type.
Table 4.7 – Third-Party Sponsored VIE Summary

(Dollars in Thousands)	June 30, 2016
Mortgage Backed Securities
Senior	$78,747
Re-REMIC	165,707
Subordinate	354,050
Total Investments in Third-Party Sponsored VIEs	$598,504
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
June 30, 2016
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
June 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2016 and December 31, 2015.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$881,100	$881,100	$1,114,305	$1,114,305
At lower of cost or fair value	1,280	1,472	1,433	1,635
Residential loans, held-for-investment
At fair value	3,157,758	3,157,758	2,813,065	2,813,065
Commercial loans, held-for-sale
At fair value	69,720	69,720	39,141	39,141
At lower of cost or fair value	233,058	236,824	—	—
Commercial loans, held-for-investment
At fair value	—	—	67,657	67,657
At amortized cost	22,285	22,421	295,849	300,824
Trading securities	273,531	273,531	404,011	404,011
Available-for-sale securities	610,270	610,270	829,245	829,245
MSRs	110,046	110,046	191,976	191,976
Cash and cash equivalents	216,923	216,923	220,229	220,229
Restricted cash	8,293	8,293	5,567	5,567
Accrued interest receivable	20,594	20,594	23,290	23,290
Derivative assets	57,610	57,610	16,393	16,393
REO (1)	6,493	7,951	4,896	5,282
Margin receivable (1)	104,108	104,108	83,191	83,191
FHLBC stock (1)	43,393	43,393	34,437	34,437
Guarantee asset (1)	3,320	3,320	5,697	5,697
Pledged collateral (1)	44,095	44,095	53,600	53,600
Liabilities
Short-term debt	$1,059,045	$1,059,045	$1,855,003	$1,855,003
Accrued interest payable	9,515	9,515	8,936	8,936
Margin payable	19,592	19,592	6,415	6,415
Guarantee obligation	24,022	22,203	22,704	22,702
Derivative liabilities	119,161	119,161	62,794	62,794
ABS issued, net (2)
Fair value	859,628	859,628	996,820	996,820
Amortized cost	—	—	52,595	53,137
FHLBC long-term borrowings	1,999,999	1,999,999	1,343,023	1,343,023
Commercial secured borrowings	65,240	65,240	63,152	63,152
Convertible notes, net (2)	480,597	482,812	483,119	461,053
Trust preferred securities and subordinated notes, net (2)	138,466	79,515	138,443	83,700

(1)	These assets are included in other assets on our consolidated balance sheets.

(2)
On January 1, 2016, we adopted ASU 2015-03 and began to present ABS issued, convertible notes, and trust preferred securities and subordinated notes, each net of deferred debt issuance costs. See Note 3 for further discussion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

During the three and six months ended June 30, 2016, we elected the fair value option for $75 million and $123 million of subordinate securities, $1.32 billion and $2.51 billion of residential loans (principal balance), zero and $38 million of commercial loans (principal balance), and $11 million and $19 million of MSRs, respectively. We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to securitizations as well as for MSRs purchased or retained from sales of residential loans.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at June 30, 2016 and December 31, 2015, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2016	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$4,038,858	$—	$—	$4,038,858
Commercial loans	69,720	—	—	69,720
Trading securities	273,531	—	—	273,531
Available-for-sale securities	610,270	—	—	610,270
Derivative assets	57,610	9,662	40,500	7,448
MSRs	110,046	—	—	110,046
Pledged collateral	44,095	44,095	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	3,320	—	—	3,320

Liabilities
Derivative liabilities	$119,161	$10,151	$108,497	$513
Commercial secured borrowings	65,240	—	—	65,240
ABS issued	859,628	—	—	859,628

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2016.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets							Liabilities
	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives(1)	Commercial Secured Borrowings	ABS Issued
(In Thousands)
Beginning balance - December 31, 2015	$3,797,551	$106,798	$404,011	$829,245	$191,976	$5,697	$3,208	$63,152	$996,820
Acquisitions	2,362,866	37,625	122,942	17,419	19,498	—	—	—	—
Sales	(1,770,079)	(77,183)	(239,896)	(214,944)	(29,559)	—	—	—	—
Principal paydowns	(356,565)	(322)	(9,546)	(31,920)	—	—	—	(306)	(105,380)
Gains (losses) in net income, net	3,988	2,802	(3,980)	33,423	(71,869)	(2,377)	27,194	2,369	(24,941)
Unrealized losses in OCI, net	—	—	—	(22,953)	—	—	—	—	—
Other settlements, net (2)	1,097	—	—	—	—	—	(23,467)	25	(6,871)
Ending Balance - June 30, 2016	$4,038,858	$69,720	$273,531	$610,270	$110,046	$3,320	$6,935	$65,240	$859,628

(1)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.

(2)	Other settlements, net for derivatives represents the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at June 30, 2016 and 2015. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and six months ended June 30, 2016 and 2015 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2016 and 2015 Included in Net Income

	Included in Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Assets
Residential loans at Redwood	$8,165	$(7,508)	$32,969	$(5,441)
Residential loans at consolidated Sequoia entities	7,592	2,476	(28,064)	5,331
Commercial loans	198	(1,565)	2,369	(56)
Trading securities	(230)	4,601	(8,353)	(5,254)
Available-for-sale securities	(305)	—	(305)	—
MSRs	(19,948)	21,296	(48,692)	10,277
Loan purchase commitments	6,873	—	7,248	—
Other assets - Guarantee asset	(952)	228	(2,377)	(700)

Liabilities
Loan purchase commitments	$—	$(3,810)	$—	$(1,826)
Commercial secured borrowing	198	2,713	2,369	1,204
ABS issued	8,574	(3,552)	(24,941)	(6,498)
The following table presents information on assets recorded at fair value on a non-recurring basis at June 30, 2016. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheet at June 30, 2016.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2016

					Gain (Loss) for
June 30, 2016	Carrying Value	Fair Value Measurements Using			Three Months Ended	Six Months Ended
(In Thousands)		Level 1	Level 2	Level 3	June 30, 2016	June 30, 2016
Assets
Residential loans, at lower of cost or fair value	$961	$—	$—	$961	$49	$33
REO	5,396	—	—	5,396	(591)	(734)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net gains and losses recorded in each line item of our consolidated statements of income for the three and six months ended June 30, 2016 and 2015.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$5,859	$(3,176)	$11,298	$(1,118)
Residential loan purchase and forward sale commitments	10,852	1,054	23,487	19,309
Commercial loans, at fair value (1)	—	987	433	6,845
Sequoia securities	(29)	—	1,455	(14,359)
Risk management derivatives, net	(9,240)	7,019	(21,994)	(3,563)
Total mortgage banking activities, net (2)	$7,442	$5,884	$14,679	$7,114
Investment Fair Value Changes, Net
Residential loans held-for-investment at Redwood	$(647)	$(5,885)	$22,816	$(3,907)
Trading securities	431	6,927	(5,170)	7,197
Net investments in consolidated Sequoia entities	(251)	(684)	(1,831)	(1,777)
Risk sharing investments	(694)	228	(704)	(701)
Risk management derivatives, net	(9,600)	(2,374)	(45,410)	(3,748)
Impairments on AFS securities	(305)	—	(305)	—
Total investment fair value changes, net	$(11,066)	$(1,788)	$(30,604)	$(2,936)
MSR Income (Loss), Net
MSRs	$(27,265)	$15,675	$(71,869)	$(3,842)
Risk management derivatives, net	21,153	(21,814)	62,210	(21,814)
Total MSR loss, net (3)	$(6,112)	$(6,139)	$(9,659)	$(25,656)
Total Market Valuation Losses, Net	$(9,736)	$(2,043)	$(25,584)	$(21,478)

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
June 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

At June 30, 2016, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2015. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

June 30, 2016	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets
Residential loans, at fair value:
Jumbo fixed rate loans	$2,430,143	Whole loan spread to TBA price	$3.25	-	$4.63		$4.31
		Whole loan spread to swap rate	325	-	375	bps	370	bps

Jumbo hybrid loans	274,733	Prepayment rate (annual CPR)	15	-	15%		15%
		Spread to swap rate	135	-	185	bps	155	bps

Jumbo loans committed to sell	453,785	Committed Sales Price	$102.19	-	$102.83		$102.67

Loans held by consolidated Sequoia entities (1)	880,197	Liability price			N/A		N/A

Residential loans, at lower of cost or fair value	961	Loss severity	15	-	30%		27%

Commercial loans, at fair value	69,720	Spread to swap rate	214	-	214	bps	214	bps
		Credit support	25	-	25%		25%

Trading and AFS securities	883,801	Discount rate	5	-	12%		7%
		Prepayment rate (annual CPR)	1	-	45%		17%
		Default rate	0	-	35%		2%
		Loss severity	20	-	65%		21%
		Credit support	0	-	48%		4%

MSRs	110,046	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	9	-	28%		20%
		Per loan annual cost to service	$72	-	$82		$78

Guarantee asset	3,320	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	24	-	24%		24%

REO	5,396	Loss severity	3	-	100%		18%

Loan purchase commitments, net (2)	6,935	MSR Multiple	0.1	-	4.1	x	2.3	x
		Fallout rate	1	-	90%		27%
		Whole loan spread to TBA price	3.38	-	4.63		4.52
		Whole loan spread to swap rate	300	-	375	bps	370	bps
		Prepayment rate (annual CPR)	15	-	15%		15%
		Spread to swap rate - hybrid loans	135	-	185	bps	157	bps

Liabilities
ABS issued	859,628	Discount rate	5	-	9%		5%
		Prepayment rate (annual CPR)	6	-	20%		14%
		Default rate	1	-	12%		7%
		Loss severity	20	-	32%		27%
		Credit support	0	-	34%		9%

Commercial secured borrowings	65,240	Spread to swap rate	214	-	214	bps	214	bps
		Credit support	25	-	25%		25%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Footnotes to Table 5.7

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
Residential loans
Estimated fair values for residential loans are determined using models that incorporate various observable inputs, including pricing information from recent securitizations and whole loan sales. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices for senior residential mortgage-backed securities ("RMBS") and indexed swap rates for subordinate RMBS (Level 3). Pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed to be announced ("TBA") prices and indexed swap rates for fixed-rate loans and indexed swap rates for hybrid loans (Level 3). Other observable inputs include benchmark interest rates, and prepayment rates. At June 30, 2016, our jumbo fixed-rate loans were priced exclusively using whole loan sale inputs. These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions.
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
Estimated fair values for mezzanine commercial loans are determined by both market comparable pricing and discounted cash flow analysis valuation techniques (Level 3). Our discounted cash flow models utilize certain significant unobservable inputs including the underwritten net operating income and debt coverage ratio assumptions and actual performance relative to those underwritten metrics as well as estimated market discount rates. In certain cases, commercial loans are valued based on third-party offers for the loans (Level 2). An increase in market discount rates would generally reduce the estimated fair value of the commercial loans.
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
June 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at June 30, 2016, we received dealer price indications on 73% of our securities, representing 87% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.
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
As part of our MSR valuation process, we received a valuation estimate from a third-party valuations firm. In the aggregate, our internal valuation of the MSRs were within 3% of the third-party valuation.
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
June 30, 2016
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
Guarantee Obligations
In association with our risk sharing transactions with the Agencies, we have made certain guarantees. These obligations are initially recorded at fair value and subsequently carried at amortized cost. Fair values of guarantee obligations are determined using internal models that incorporate certain significant inputs that are considered unobservable and are therefore Level 3 in nature. Pricing inputs include prepayment assumptions, loss assumptions, and discount rates. An increase in discount rates or loss rates, or a decrease in prepayment rates, would reduce the estimated fair value of the guarantee obligations.
Short-term debt
Short-term debt includes our credit facilities that mature within one year. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 2).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 6. Residential Loans
We acquire residential loans from third-party originators. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at June 30, 2016 and December 31, 2015.
Table 6.1 – Classifications and Carrying Values of the Residential Loans

June 30, 2016
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale
At fair value - jumbo	$881,100	$—	$881,100
At lower of cost or fair value - jumbo	1,280	—	1,280
Total held-for-sale	882,380	—	882,380
Held-for-investment
At fair value - jumbo	2,277,561	880,197	3,157,758
Total Residential Loans	$3,159,941	$880,197	$4,040,138

December 31, 2015
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale
At fair value - conforming	$129,819	$—	$129,819
At fair value - jumbo	984,486	—	984,486
Lower of cost or fair value - jumbo	1,433	—	1,433
Total held-for-sale	1,115,738	—	1,115,738
Held-for-investment
At fair value - jumbo	1,791,195	1,021,870	2,813,065
Total Residential Loans	$2,906,933	$1,021,870	$3,928,803
At June 30, 2016, we owned mortgage servicing rights associated with $2.28 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheet. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
At June 30, 2016, we owned 1,154 loans held-for-sale at fair value with an aggregate unpaid principal balance of $859 million and a fair value of $881 million, compared to 1,763 loans with an aggregate unpaid principal balance of $1.09 billion and a fair value of $1.11 billion at December 31, 2015. At June 30, 2016, none of these loans were greater than 90 days delinquent or in foreclosure. At December 31, 2015, one of these loans was greater than 90 days delinquent and one of these loans was in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 6. Residential Loans - (continued)

During the three and six months ended June 30, 2016, we purchased $1.32 billion and $2.51 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $0.81 billion and $2.05 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $6 million and $11 million, respectively, through Mortgage banking activities, net, a component of our consolidated statements of income. At June 30, 2016, loans held-for-sale with a market value of $775 million were pledged as collateral under short-term borrowing agreements.
During the three and six months ended June 30, 2015, we purchased $2.78 billion and $5.18 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $2.74 billion and $4.93 billion (principal balance) of loans, respectively, for which we recorded net market valuation losses of $3 million and $1 million, respectively, through Mortgage banking activities, net, a component of our consolidated statements of income.
At Lower of Cost or Fair Value
At June 30, 2016 and December 31, 2015, we held eight and nine, respectively, residential loans at the lower of cost or fair value with $2 million in outstanding principal balance for both periods and a carrying value of $1 million for both periods. At both June 30, 2016 and December 31, 2015, one of these loans was greater than 90 days delinquent and one of these loans was in foreclosure. At June 30, 2016 and December 31, 2015, the unpaid principal balance of loans delinquent greater than 90 days was $0.3 million and $0.4 million, respectively, and the unpaid principal balance of loans in foreclosure was $0.1 million for both periods.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At June 30, 2016, we owned 3,032 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.21 billion and a fair value of $2.28 billion, compared to 2,398 loans with an aggregate unpaid principal balance of $1.76 billion and a fair value of $1.79 billion at December 31, 2015. At both June 30, 2016 and December 31, 2015, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three and six months ended June 30, 2016, we transferred loans with a fair value of $65 million and $725 million, respectively, from held-for-sale to held-for-investment. During the three and six months ended June 30, 2016, we transferred loans with a fair value of $2 million and $56 million, respectively, from held-for-investment to held-for-sale. During the three and six months ended June 30, 2016, we recorded a net market valuation loss of $1 million and a net market valuation gain of $23 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net, a component of our consolidated statements of income. At June 30, 2016, loans with a fair value of $2.27 billion were pledged as collateral under a borrowing agreement with the FHLBC.
During the three and six months ended June 30, 2015, we transferred loans with a fair value of $215 million and $662 million, respectively, from held-for-sale to held-for-investment. We did not transfer loans from held-for-investment to held-for-sale during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2015, we recorded net market valuation losses of $6 million and $4 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net, a component of our consolidated statements of income.
At June 30, 2016, the outstanding loans held-for-investment at Redwood were prime-quality, first lien loans, of which 93% were originated between 2013 and 2016, and 7% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 773 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 66% (at origination). At June 30, 2016, these loans were comprised of 99% fixed-rate loans with a weighted average coupon of 4.15%, and the remainder were hybrid or ARM loans with a weighted average coupon of 4.01%.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 6. Residential Loans - (continued)

At Consolidated Sequoia Entities
At June 30, 2016, we owned 4,071 held-for-investment loans at consolidated Sequoia entities, with an aggregate unpaid principal balance of $995 million and a fair value of $880 million, as compared to 4,545 loans at December 31, 2015, with an aggregate unpaid principal balance of $1.12 billion and a fair value of $1.02 billion. At origination, the weighted average FICO score of borrowers backing these loans was 729, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality.
At June 30, 2016 and December 31, 2015, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $20 million and $27 million, respectively, and the unpaid principal balance of loans in foreclosure was $25 million and $32 million, respectively. During the three and six months ended June 30, 2016, we recorded a net market valuation gain of $8 million and a net market valuation loss of $28 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. During the three and six months ended June 30, 2015, we recorded net market valuation gains of $2 million and $5 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income.
Note 7. Commercial Loans
We invest in commercial loans that we historically originated or acquired. In February 2016, we discontinued commercial loan originations. In June 2016, we engaged a broker to sell all but two of our commercial mezzanine loans. As a result, we reclassified certain loans from held-for-investment to held-for-sale. The following table summarizes the classifications and carrying value of commercial loans at June 30, 2016 and December 31, 2015.
Table 7.1 – Classifications and Carrying Value of Commercial Loans

(In Thousands)	June 30, 2016	December 31, 2015
Held-for-sale
At fair value	$69,720	$39,141
At lower of cost or fair value	233,058	—
Held-for-investment
At fair value	—	67,657
At amortized cost	22,285	295,849
Total Commercial Loans	$325,063	$402,647
At June 30, 2016, none of our commercial loans were financed through the Commercial Securitization entity or pledged as collateral under our borrowing agreements. Of the held-for-investment commercial loans at amortized cost shown above at December 31, 2015, $166 million were financed through the Commercial Securitization entity and $135 million were pledged as collateral under short-term borrowing arrangements.
Commercial Loans Held-for-Sale
At Fair Value
In June 2016, we transferred loans with an unpaid principal balance of $67 million and a carrying value of $70 million from held-for-investment at fair value to held-for-sale at fair value. These include senior mortgage loans split into senior A-notes and junior B-notes. Although the A-notes for each of the loans were sold, the transfers did not qualify for sale accounting treatment and we treated the sales as secured borrowings. At June 30, 2016 and December 31, 2015, we held three of these A/B notes with an aggregate outstanding principal balance of $67 million and $67 million, respectively, and an aggregate fair value of $70 million and $68 million, respectively. We carry the A-notes and associated secured commercial borrowings at the same fair values and the periodic valuation adjustments associated with these assets and liabilities completely offset through our consolidated statements of income. During the three and six months ended June 30, 2016 and 2015, there were no net changes in the fair value of the B-notes, in which we retain an actual economic interest. The carrying value of the B-notes at June 30, 2016 and December 31, 2015 was $4 million and $5 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 7. Commercial Loans - (continued)

Commercial loans held-for-sale also include loans we originated with the intent to sell to third parties. At June 30, 2016, we did not hold any senior commercial mortgage loans. At December 31, 2015, there were four senior commercial mortgage loans at fair value, with an aggregate outstanding principal balance of $39 million and an aggregate fair value of $39 million.
During the three months ended June 30, 2016, we did not acquire or sell any senior commercial mortgage loans and we did not record any market valuation gains or losses on senior commercial mortgage loans. During the six months ended June 30, 2016, we acquired $38 million (principal balance) of senior commercial loans for which we elected the fair value option and sold $76 million (principal balance) of loans to third parties. During the six months ended June 30, 2016, we recorded $0.4 million of net market valuation gains on senior commercial mortgage loans for which we elected the fair value option through Mortgage banking activities, net on our consolidated statements of income.
During the three and six months ended June 30, 2015, we acquired $258 million and $350 million (principal balance), respectively, of senior commercial loans for which we elected the fair value option and sold $146 million and $348 million (principal balance), respectively, of loans to third parties. During the three and six months ended June 30, 2015, we recorded $1 million and $7 million, respectively, of net market valuation gains on senior commercial mortgage loans for which we elected the fair value option through Mortgage banking activities, net on our consolidated statements of income.
At Lower of Cost or Fair Value
Commercial loans held-for-sale at the lower of cost or fair value primarily include mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property. At June 30, 2016, we held 51 commercial loans at the lower of cost or fair value with $237 million in outstanding principal balance, a carrying value of $233 million, and an estimated net fair value of $237 million. In June 2016, we transferred loans with an unpaid principal balance of $237 million and a carrying value of $233 million from held-for-investment at amortized cost to held-for-sale at the lower of cost or fair value resulting from our decision to sell these loans. As we determined that the fair value of these loans was greater than their carrying value, we recorded the loans at their current amortized cost, eliminating $4 million of net purchase discount and establishing a valuation adjustment of $4 million. During the three and six months ended June 30, 2016, we did not record market valuation gains or losses on these commercial mortgage loans.
Commercial Loans Held-for-Investment
At Amortized Cost
Commercial loans held-for-investment include mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property. As described above, in June of 2016, we transferred most of our held for investment loans to held-for-sale. The following table provides additional information for our commercial loans held-for-investment at amortized cost at June 30, 2016 and December 31, 2015.
Table 7.2 – Carrying Value for Commercial Loans Held-for-Investment at Amortized Cost

(In Thousands)	June 30, 2016	December 31, 2015
Principal balance	$23,144	$307,047
Unamortized discount, net	—	(4,096)
Recorded investment	23,144	302,951
Allowance for loan losses	(859)	(7,102)
Carrying Value	$22,285	$295,849
At June 30, 2016 and December 31, 2015, we held two and 59 commercial loans held-for-investment at amortized cost, respectively. Of the $23 million of recorded investment in commercial loans held-for-investment at June 30, 2016, 24% was originated in 2012 and 76% was originated in 2011.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 7. Commercial Loans - (continued)

Allowance for Loan Losses on Commercial Loans
For commercial loans classified as held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for loans collectively evaluated for impairment and a component for loans individually evaluated for impairment.
Our methodology for assessing the adequacy of the allowance for loan losses includes a formal review of each commercial loan in the portfolio and the assignment of an internal impairment status. Based on the assigned impairment status, a loan is categorized as “Pass,” “Watch List,” or “Workout.” Loans are considered individually impaired when we have determined that we will not be able to collect all of the contractually established cash flows according to the loan agreement.
As a result of the transfer of most of our held-for-investment loans to held-for-sale, we recorded a reversal of provision for loan losses. This was based on our determination that the fair market value of these loans was higher than their amortized cost basis. As such, no valuation adjustment for the held-for-sale loans was charged against the allowance for loan losses and the previously outstanding allowance associated with these loans was eliminated and a reversal of provision for loan losses was recorded.
The following table presents the principal balance of commercial loans held-for-investment by risk category.
Table 7.3 – Principal Balance of Commercial Loans Held-for-Investment by Risk Category

(In Thousands)	June 30, 2016	December 31, 2015
Pass	$5,444	$272,768
Watch list	—	34,279
Workout	17,700	—
Total Commercial Loans Held-for-Investment	$23,144	$307,047
The following table summarizes the activity in the allowance for commercial loan losses for the three and six months ended June 30, 2016 and 2015.
Table 7.4 – Activity in the Allowance for Commercial Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Balance at beginning of period	$7,390	$7,662	$7,102	$7,457
Reversal of provision for loan losses	(6,531)	(261)	(6,243)	(56)
Balance at End of Period	$859	$7,401	$859	$7,401

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 7. Commercial Loans - (continued)

At June 30, 2016 and December 31, 2015, all of our commercial loans collectively evaluated for impairment were current.
The following table summarizes the balances for loans collectively evaluated for impairment at June 30, 2016 and December 31, 2015.
Table 7.5 – Loans Collectively Evaluated for Impairment Review

(In Thousands)	June 30, 2016	December 31, 2015
Principal balance	$5,444	$307,047
Recorded investment	5,444	302,951
Related allowance	136	7,102
During the three months ended June 30, 2016, one loan previously classified as "watchlist" was reclassified to "workout" and was determined to be impaired due to the loan not being repaid by its scheduled maturity. From the point we determined the loan was impaired, we did not receive or record any interest income related to this loan. For the three months ended June 30, 2016, the average recorded investment in the impaired loan was $18 million. At December 31, 2015, we did not have any commercial loans individually evaluated for impairment. The following table summarizes the balances for loans individually evaluated for impairment at June 30, 2016 and December 31, 2015.
Table 7.6 – Loans Individually Evaluated for Impairment Review

(In Thousands)	June 30, 2016	December 31, 2015
Principal balance	$17,700	$—
Recorded investment	17,700	—
Related allowance	723	—

Note 8. Real Estate Securities
We invest in real estate securities. The following table presents the fair values of our real estate securities by type at June 30, 2016 and December 31, 2015.
Table 8.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	June 30, 2016	December 31, 2015
Trading	$273,531	$404,011
Available-for-sale	610,270	829,245
Total Real Estate Securities	$883,801	$1,233,256
Our real estate securities include mortgage backed securities, which are presented in accordance with their general position within a securitization structure based on their rights to cash flows. Senior securities are those interests in a securitization that generally have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior security interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior security interests, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests. We further separate our subordinate securities into mezzanine and subordinate, where mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 8. Real Estate Securities - (continued)

Trading Securities
The following table presents the fair value of trading securities by collateral type at June 30, 2016 and December 31, 2015.
Table 8.2 – Trading Securities by Collateral Type

(In Thousands)	June 30, 2016	December 31, 2015
Senior Securities
Prime	$17,710	$248,570
Non-prime	5,422	5,781
Total Senior Securities	23,132	254,351
Subordinate Securities
Prime mezzanine	164,521	136,140
Prime subordinate	85,878	13,520
Total Subordinate Securities	250,399	149,660
Total Trading Securities	$273,531	$404,011
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities are primarily comprised of non-Agency residential mortgage backed securities. At June 30, 2016 and December 31, 2015, subordinate trading securities included $96 million and $48 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities. In addition, at June 30, 2016 and December 31, 2015, our trading securities included subordinate commercial mortgage backed securities with a carrying value of $48 million and $8 million, respectively.
At June 30, 2016 and December 31, 2015, our senior trading securities included $23 million and $37 million, respectively, of interest-only securities, for which there is no principal balance, and the remaining unpaid principal balance of our senior trading securities was zero and $217 million, respectively, and our subordinate trading securities had an unpaid principal balance of $273 million and $168 million, respectively.
During the three and six months ended June 30, 2016, we acquired $83 million and $133 million (principal balance), respectively, of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $18 million and $236 million, respectively, of such securities. During the three and six months ended June 30, 2015, we acquired $52 million and $75 million (principal balance), respectively, of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $16 million and $19 million, respectively, of such securities.
During the three months ended June 30, 2016 and 2015, we recorded net market valuation gains of $0.4 million and $7 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income. During the six months ended June 30, 2016 and 2015, we recorded net market valuation losses of $4 million and net market valuation losses of $7 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.
At June 30, 2016, trading securities with a carrying value of $125 million were pledged as collateral under short-term borrowing agreements. See Note 12 for additional information on short-term debt.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 8. Real Estate Securities - (continued)

AFS Securities
The following table presents the fair value of our available-for-sale securities by collateral type at June 30, 2016 and December 31, 2015.
Table 8.3 – Available-for-Sale Securities by Collateral Type

(In Thousands)	June 30, 2016	December 31, 2015
Senior Securities
Prime	$65,195	$210,993
Non-prime	8,129	68,258
Total Senior Securities	73,324	279,251
Re-REMIC Securities	165,707	165,064
Subordinate Securities
Prime mezzanine	202,268	224,624
Prime subordinate	168,971	160,306
Total Subordinate Securities	371,239	384,930
Total AFS Securities	$610,270	$829,245
At June 30, 2016 and December 31, 2015, all of our available for sale securities were comprised of non-Agency residential mortgage backed securities. At June 30, 2016, AFS securities with a carrying value of $321 million were pledged as collateral under short-term borrowing agreements. See Note 12 for additional information on short-term debt.
During the three and six months ended June 30, 2016, we purchased $2 million and $18 million of AFS securities, respectively, and sold $89 million and $215 million of AFS securities, respectively, which resulted in net realized gains of $9 million and $18 million, respectively. During the three and six months ended June 30, 2015, we purchased $5 million and $15 million of AFS securities, respectively, and sold $112 million and $202 million of AFS securities, respectively, which resulted in net realized gains of $6 million and $10 million, respectively.
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
At June 30, 2016, there were $1 million of AFS securities with contractual maturities less than five years, $0.6 million with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 8. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at June 30, 2016 and December 31, 2015.
Table 8.4 – Carrying Value of AFS Securities

June 30, 2016	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$70,717	$10,137	$188,404	$474,487	$743,745
Credit reserve	(987)	(622)	(9,352)	(33,982)	(44,943)
Unamortized discount, net	(6,614)	(1,813)	(64,484)	(134,663)	(207,574)
Amortized cost	63,116	7,702	114,568	305,842	491,228
Gross unrealized gains	4,503	426	51,139	67,242	123,310
Gross unrealized losses	(2,423)	—	—	(1,845)	(4,268)
Carrying Value	$65,196	$8,128	$165,707	$371,239	$610,270

December 31, 2015	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$217,605	$75,591	$189,782	$490,249	$973,227
Credit reserve	(1,305)	(5,101)	(10,332)	(32,131)	(48,869)
Unamortized discount, net	(22,079)	(8,395)	(71,670)	(134,963)	(237,107)
Amortized cost	194,221	62,095	107,780	323,155	687,251
Gross unrealized gains	20,263	6,249	57,284	63,205	147,001
Gross unrealized losses	(3,491)	(86)	—	(1,430)	(5,007)
Carrying Value	$210,993	$68,258	$165,064	$384,930	$829,245
The following table presents the changes for the three and six months ended June 30, 2016, in unamortized discount and designated credit reserves on residential AFS securities.
Table 8.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$48,547	$219,630	$48,869	$237,107
Amortization of net discount	—	(6,339)	—	(14,407)
Realized credit losses	(1,113)	—	(3,068)	—
Acquisitions	862	926	5,245	6,036
Sales, calls, other	(130)	(10,171)	(4,382)	(23,188)
Transfers to (release of) credit reserves, net	(3,528)	3,528	(2,026)	2,026
Ending Balance	$44,943	$207,574	$44,943	$207,574

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 8. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at June 30, 2016 and December 31, 2015.
Table 8.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
June 30, 2016	$14,148	$(789)	$13,359	$68,117	$(3,479)	$64,638
December 31, 2015	87,718	(1,972)	85,746	77,539	(3,035)	74,504
At June 30, 2016, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 183 AFS securities, of which 17 were in an unrealized loss position and 10 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2015, our consolidated balance sheet included 224 AFS securities, of which 32 were in an unrealized loss position and 15 were in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $4 million at June 30, 2016. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At June 30, 2016, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
For both the three and six months ended June 30, 2016, other-than-temporary impairments were $3 million, of which $0.3 million were recognized through our consolidated statements of income and $2 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at June 30, 2016.
Table 8.7 – Significant Valuation Assumptions

	Range for Securities
June 30, 2016	Prime			Non-prime
Prepayment rates	8	-	15%	N/A
Projected losses	0	-	9%	N/A

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 8. Real Estate Securities - (continued)

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at June 30, 2016 and 2015, for which a portion of an OTTI was recognized in other comprehensive income.
Table 8.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Balance at beginning of period	$27,942	$32,949	$28,277	$33,849
Additions
Initial credit impairments	291	—	291	—
Reductions
Securities sold, or expected to sell	(35)	(253)	(261)	(348)
Securities with no outstanding principal at period end	—	—	(109)	(805)
Balance at End of Period	$28,198	$32,696	$28,198	$32,696
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and six months ended June 30, 2016 and 2015.
Table 8.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Gross realized gains - sales	$8,986	$5,956	$20,405	$10,262
Gross realized gains - calls	1,210	360	1,210	360
Gross realized losses - sales	(120)	—	(2,293)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$10,076	$6,316	$19,322	$10,622

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 9. Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the fair value of MSRs and the aggregate principal amounts of associated loans at June 30, 2016 and December 31, 2015.
Table 9.1 – Fair Value of MSRs and Aggregate Principal Amounts of Associated Loans

	June 30, 2016		December 31, 2015
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Mortgage Servicing Rights
Conforming Loans	$78,296	$9,825,344	$133,838	$12,560,533
Jumbo Loans	31,750	5,511,905	58,138	5,705,939
Total Mortgage Servicing Rights	$110,046	$15,337,249	$191,976	$18,266,472
The following table presents activity for MSRs for the three and six months ended June 30, 2016 and 2015.
Table 9.2 – Activity for MSRs

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Balance at beginning of period	$126,620	$120,324	$191,976	$139,293
Additions	10,691	32,463	19,498	51,217
Sales	—	—	(29,559)	(18,206)
Changes in fair value due to:
Changes in assumptions (1)	(21,480)	19,168	(59,808)	5,132
Other changes (2)	(5,785)	(3,493)	(12,061)	(8,974)
Balance at End of Period	$110,046	$168,462	$110,046	$168,462

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to receipt of expected cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 9. Mortgage Servicing Rights - (continued)

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we acquire and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. We hold our MSR investments at our taxable REIT subsidiary. The following table details the retention and purchase of MSRs during the three and six months ended June 30, 2016.
Table 9.3 – MSR Additions

(In Thousands)	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Jumbo MSR additions:
From securitization	$2,131	$310,242	$2,131	$310,242
From loan sales	78	10,973	124	17,492
Total jumbo MSR additions	2,209	321,215	2,255	327,734
Conforming MSR additions:
From loan sales	$16	$1,772	$3,380	$316,290
From purchases	8,466	864,184	13,863	1,413,218
Total conforming MSR additions	8,482	865,956	17,243	1,729,508
Total MSR Additions	$10,691	$1,187,171	$19,498	$2,057,242
The following table presents the components of our MSR income for the three and six months ended June 30, 2016 and 2015.
Table 9.4 – Components of MSR Income (Loss), net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Servicing income
Income	$10,572	$8,454	$22,256	$18,170
Cost of sub-servicer	(1,702)	(1,162)	(3,740)	(2,391)
Net servicing income	8,870	7,292	18,516	15,779
Market valuation changes of MSRs	(27,265)	15,675	(71,869)	(3,842)
Market valuation changes of associated derivatives (1)	21,153	(21,814)	62,210	(21,814)
MSR provision for repurchases	25	(323)	207	(217)
MSR Income (Loss), Net	$2,783	$830	$9,064	$(10,094)

(1)	In the second quarter of 2015, we began to identify specific derivatives used to hedge the exposure of our MSRs to changes in market interest rates. See Note 2 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 10. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at June 30, 2016 and December 31, 2015.
Table 10.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	June 30, 2016		December 31, 2015
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$24,177	$705,000	$2,590	$658,000
TBAs	5,584	1,075,000	2,734	1,028,500
Futures	4,078	140,000	—	—
Swaptions	16,323	520,000	5,191	925,000
Credit default index swaps	—	—	1,207	25,000
Assets - Other Derivatives
Loan purchase commitments	7,448	976,259	4,671	764,161
Total Assets	$57,610	$3,416,259	$16,393	$3,400,661

Liabilities - Cash Flow Hedges
Interest rate swaps	$(71,352)	$139,500	$(48,232)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(37,145)	931,500	(10,134)	1,039,500
TBAs	(10,151)	1,435,000	(2,519)	1,450,500
Futures	—	—	(445)	78,000
Liabilities - Other Derivatives
Loan purchase commitments	(513)	190,153	(1,464)	375,815
Total Liabilities	$(119,161)	$2,696,153	$(62,794)	$3,083,315
Total Derivative Financial Instruments, Net	$(61,551)	$6,112,412	$(46,401)	$6,483,976
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheet, we may enter into derivative contracts. At June 30, 2016, we were party to swaps and swaptions with an aggregate notional amount of $2.16 billion, TBA agreements sold with an aggregate notional amount of $2.51 billion, and financial futures contracts with an aggregate notional amount of $140 million. At December 31, 2015, we were party to swaps and swaptions with an aggregate notional amount of $2.62 billion, TBA contracts sold with an aggregate notional amount of $2.48 billion, and financial futures contracts with an aggregate notional amount of $78 million. During the three and six months ended June 30, 2016, we recorded a net market valuation gain of $2 million and a net market valuation loss of $5 million, respectively, on risk management derivatives. During the three and six months ended June 30, 2015, we recorded net market valuation losses on risk management derivatives of $17 million and $29 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and MSR income (loss), net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 10. Derivative Financial Instruments - (continued)

Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. Net market valuation gains on LPCs and FSCs were $11 million and $23 million for the three and six months ended June 30, 2016, respectively, and were $1 million and $19 million for the three and six months ended June 30, 2015, respectively. The market valuation gains and losses were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the three months ended June 30, 2016 and 2015, designated interest rate agreements had a net market valuation loss of $9 million and a net market valuation gain of $15 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For the six months ended June 30, 2016 and 2015, designated interest rate agreements had a net market valuation loss of $23 million and a net market valuation gain of $7 million, respectively. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $71 million and $47 million at June 30, 2016 and December 31, 2015, respectively.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and six months ended June 30, 2016 and 2015.
Table 10.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Net interest expense on cash flows hedges	$(1,348)	$(1,475)	$(2,735)	$(2,959)
Realized net losses reclassified from other comprehensive income	(19)	(26)	(37)	(57)
Total Interest Expense	$(1,367)	$(1,501)	$(2,772)	$(3,016)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At June 30, 2016, we assessed this risk as remote and did not record a specific valuation adjustment.
At June 30, 2016, we had outstanding derivative agreements with four counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 11. Other Assets and Liabilities
Other assets at June 30, 2016 and December 31, 2015, are summarized in the following table.
Table 11.1 – Components of Other Assets

(In Thousands)	June 30, 2016	December 31, 2015
Margin receivable	$104,108	$83,191
Pledged collateral	44,095	53,600
FHLBC stock	43,393	34,437
Investment receivable	19,004	3,870
Guarantee asset	3,320	5,697
REO	6,493	4,896
Fixed assets and leasehold improvements (1)	3,542	4,117
Prepaid expenses	1,660	3,640
Other	9,509	4,438
Total Other Assets	$235,124	$197,886

(1)	Fixed assets and leasehold improvements have a basis of $6 million and accumulated depreciation of $2 million at June 30, 2016.
Accrued expenses and other liabilities at June 30, 2016 and December 31, 2015 are summarized in the following table.
Table 11.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	June 30, 2016	December 31, 2015
Guarantee obligations	$24,022	$22,704
Margin payable	19,592	6,415
Residential loan and MSR repurchase reserve	6,690	6,403
Accrued compensation	6,690	17,527
Accrued operating expenses	5,841	1,845
Restructuring liabilities	4,159	—
Legal reserve	2,000	2,000
Current accounts payable	1,331	4,764
Other	3,013	8,239
Total Other Liabilities	$73,338	$69,897
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral.
Guarantee Asset, Pledged Collateral, and Guarantee Obligations
The pledged collateral, guarantee asset, and guarantee obligations presented in the tables above are related to our risk sharing arrangements with Fannie Mae and Freddie Mac. In accordance with these arrangements, we are required to pledge collateral to secure our guarantee obligations. See Note 15 for additional information on our risk sharing arrangements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 11. Other Assets and Liabilities - (continued)

Investment Receivable and Unsettled Trades
In accordance with our policy to record purchases and sales of securities on the trade date, if the trade and settlement of a purchase or sale crosses over a quarterly reporting period, we will record an investment receivable for sales and an unsettled trades liability for purchases.
REO
The carrying value of REO at June 30, 2016, was $6 million, which includes the net effect of $6 million related to transfers into REO during the six months ended June 30, 2016, offset by $6 million of REO liquidations, and $1 million of unrealized gains resulting from market valuation adjustments. At June 30, 2016 and December 31, 2015, there were 22 and 23 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities.
See Note 15 for additional information on the legal and residential repurchase reserves.
Restructuring Accruals

In January 2016, we announced plans to restructure certain aspects of our residential mortgage loan operations by discontinuing the acquisition and aggregation of conforming loans for resale to the Agencies. Additionally, in February 2016, we announced our plans to restructure our commercial business and discontinue commercial loan originations. Finally, in March 2016, we announced the departure of our President effective July 1, 2016. These restructuring activities were substantially completed during the second quarter of 2016.

In connection with these activities, we incurred restructuring expenses, including one-time termination benefits, contract termination costs, and other associated costs. During the first quarter of 2016, we established a restructuring liability and recorded restructuring charges totaling $11 million in Operating expenses on our consolidated statements of income, which included $9 million of severance related charges (including $3 million of equity compensation expense) and $2 million of contract termination costs. During the second quarter of 2016, minor adjustments affected the restructuring accrual and we currently expect the remaining liabilities to be substantially settled during the next twelve months in accordance with the terms of outstanding contracts and employment agreements. (See table below for more details). For segment reporting, we consider these restructuring charges as corporate charges and included them in the “corporate/other” reconciling column in our business segment financial information tables in Note 22, Segment Information.

The following table presents our restructuring activities and the associated liabilities during the three and six months ended June 30, 2016.
Table 11.3 – Activities of Restructuring Liabilities

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(In Thousands)	Termination Benefits	Contract Termination Costs	Total Restructuring Liabilities	Termination Benefits	Contract Termination Costs	Total Restructuring Liabilities
Beginning balance	$3,926	$1,319	$5,245	$—	$—	$—
Costs incurred and expensed	55	(173)	(118)	8,793	1,748	10,541
Costs paid/settled	(594)	(374)	(968)	(1,920)	(976)	(2,896)
Adjustments (1)	—	—	—	(3,486)	—	(3,486)
Ending Balance	$3,387	$772	$4,159	$3,387	$772	$4,159

(1)	Amount represents equity compensation expense recorded during the three and six months ended June 30, 2016 related to equity awards that were accelerated, and will be distributed in future periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 12. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At June 30, 2016, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.
The table below summarizes the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information of the short-term debt at June 30, 2016 and December 31, 2015.
Table 12.1 – Short-Term Debt Facilities

	June 30, 2016
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Residential loan warehouse	4	$706,055	$1,400,000	2.00%	8/2016-2/2017	149
Commercial loan warehouse	1	—	150,000	N/A	10/2016	N/A
Real estate securities repo	7	352,990	—	1.78%	7/2016-9/2016	26
Total	12	$1,059,045

	December 31, 2015
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Residential loan warehouse	4	$950,022	$1,400,000	1.90%	2/2016-12/2016	182
FHLBC (1)	1	137,622	—	0.21%	7/2016-11/2016	204
Commercial loan warehouse	2	73,718	300,000	4.13%	4/2016-10/2016	265
Real estate securities repo	9	693,641	—	1.47%	1/2016-3/2016	24
Total	16	$1,855,003

(1)
Amount represents the portion of our borrowings from the FHLBC that were due within 12 months at December 31, 2015. See Note 14 for additional information on our FHLB-member subsidiary's borrowing agreement with the FHLBC.

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At June 30, 2016, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
The fair value of held-for-sale residential loans, commercial loans, and real estate securities pledged as collateral was $775 million, $0 million, and $446 million, respectively, at June 30, 2016 and $1.07 billion, $152 million, and $827 million, respectively, at December 31, 2015. For the three and six months ended June 30, 2016, the average balance of short-term debt was $1.10 billion and $1.19 billion, respectively. At June 30, 2016 and December 31, 2015, accrued interest payable on short-term debt was $3 million and $2 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 12. Short-Term Debt - (continued)

We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value in excess of $10 million at June 30, 2016. At both June 30, 2016 and December 31, 2015, we had no outstanding borrowings on this facility.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of short-term debt by the type of collateral securing the debt at June 30, 2016.
Table 12.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	June 30, 2016
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$195,656	$510,399	$706,055
Real estate securities	266,373	86,617	—	352,990
Total Short-Term Debt	$266,373	$282,273	$510,399	$1,059,045

Note 13. Asset-Backed Securities Issued
Through our Sequoia securitization program, we sponsor securitization transactions in which ABS backed by residential mortgage loans are issued by Sequoia entities. ABS were also issued by the Commercial Securitization and the Residential Resecuritization. During the second quarter of 2016, the debt of the Commercial Securitization was repaid. During the fourth quarter of 2015, the debt of the Residential Resecuritization was repaid. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
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
June 30, 2016
(Unaudited)
Note 13. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by consolidated securitization entities we sponsored at June 30, 2016 and December 31, 2015, along with other selected information, are summarized in the following table.

Table 13.1 – Asset-Backed Securities Issued

	June 30, 2016			December 31, 2015
(Dollars in Thousands)	Sequoia	Commercial Securitization	Total	Sequoia	Commercial Securitization	Total
Certificates with principal balance	$987,241	$—	$987,241	$1,108,785	$53,137	$1,161,922
Interest-only certificates	4,539	—	4,539	4,672	—	4,672
Market valuation adjustments	(132,152)	—	(132,152)	(116,637)	—	(116,637)
Total ABS issued	859,628	—	859,628	996,820	53,137	1,049,957
Deferred debt issuance costs	—	—	—	—	(542)	(542)
ABS Issued, Net (1)	$859,628	$—	$859,628	$996,820	$52,595	$1,049,415
Range of weighted average interest rates, by series	0.13% to 1.84%	—%		0.41% to 2.21%	5.62%
Stated maturities	2024 - 2036	N/A		2017 - 2037	2018
Number of series	20	—		21	1

(1)	Upon adoption of ASU 2015-03 on January 1, 2016, we began to present ABS issued, net of deferred debt issuance costs. See Note 3 for further discussion.
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At June 30, 2016, $860 million of ABS issued ($987 million principal balance) had contractual maturities after five years.
The following table summarizes the accrued interest payable on ABS issued at June 30, 2016 and December 31, 2015. Interest due on consolidated ABS issued is payable monthly.
Table 13.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	June 30, 2016	December 31, 2015
Sequoia	$528	$555
Commercial Securitization	100	249
Total Accrued Interest Payable on ABS Issued	$628	$804

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 13. Asset-Backed Securities Issued - (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at June 30, 2016 and December 31, 2015.
Table 13.3 – Collateral for Asset-Backed Securities Issued

	June 30, 2016			December 31, 2015
(In Thousands)	Sequoia	Commercial Securitization	Total	Sequoia	Commercial Securitization	Total
Residential loans	$880,197	$—	$880,197	$1,021,870	$—	$1,021,870
Commercial loans	—	—	—	—	166,016	166,016
Restricted cash	147	131	278	228	137	365
Accrued interest receivable	1,058	—	1,058	1,131	1,297	2,428
REO	6,493	—	6,493	4,895	—	4,895
Total Collateral for ABS Issued	$887,895	$131	$888,026	$1,028,124	$167,450	$1,195,574
Note 14. Long-Term Debt

FHLBC Borrowings

In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At June 30, 2016, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the three and six months ended June 30, 2016, our FHLB-member subsidiary borrowed an additional zero and $519 million, respectively, under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At June 30, 2016, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 0.57% and a weighted average maturity of approximately nine years. At December 31, 2015, $1.48 billion of advances were outstanding under this agreement, of which $1.34 billion were classified as long-term debt, with a weighted average interest rate of 0.46% and a weighted average maturity of nine years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Total advances under this agreement were secured by residential mortgage loans with a fair value of $2.27 billion at June 30, 2016. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At June 30, 2016, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 14. Long-Term Debt - (continued)

The following table presents maturities of our FHLBC borrowings by year at June 30, 2016.
Table 14.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	June 30, 2016
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999
For additional discussion of our FHLBC borrowings, see Part I, Item 2 of Quarterly Report on Form 10-Q under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Commercial Secured Borrowings
At June 30, 2016, we had commercial secured borrowings of $65 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We bifurcated certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our consolidated balance sheet.
Convertible Notes
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on these exchangeable notes was 6.52% and 6.53%, respectively, for the three and six months ended June 30, 2016. Including amortization of deferred securities issuance costs, the interest expense yield on these exchangeable notes was 6.58% and 6.51%, respectively, for the three and six months ended June 30, 2015. At June 30, 2016, these notes were exchangeable at the option of the holder at an exchange rate of 46.1798 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.65 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During the three months ended June 30, 2016, we did not repurchase any of these notes. During the six months ended June 30, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At June 30, 2016, the outstanding principal amount of these notes was $201 million. At June 30, 2016, the accrued interest payable balance on this debt was $2 million and the unamortized deferred issuance costs were $5 million.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred securities issuance costs, the interest expense yield on these convertible notes was 5.37% and 5.38%, respectively, for the three and six months ended June 30, 2016. Including amortization of deferred securities issuance costs, the interest expense yield on these convertible notes was 5.41% and 5.39%, respectively, for the three and six months ended and June 30, 2015. At June 30, 2016, the accrued interest payable balance on this debt was $3 million and the unamortized deferred issuance costs were $3 million. At June 30, 2016, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 14. Long-Term Debt - (continued)

Trust Preferred Securities and Subordinated Notes
At June 30, 2016, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. The interest expense yield on both our trust preferred securities and subordinated notes was 2.97% and 2.63% for the three months ended June 30, 2016 and 2015, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on both our trust preferred securities and subordinated notes was 6.87% and 6.85% for the three months ended June 30, 2016 and 2015, respectively.
The interest expense yield on both our trust preferred securities and subordinated notes was 2.91% and 2.58% for the six months ended June 30, 2016 and 2015, respectively. Including hedging costs and amortization of deferred securities issuance costs, the interest expense yield on both our trust preferred securities and subordinated notes was 6.86% and 6.85% for the six months ended June 30, 2016 and 2015, respectively.
At both June 30, 2016 and December 31, 2015, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million. Under the terms of this debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this debt.
Note 15. Commitments and Contingencies
Lease Commitments
At June 30, 2016, we were obligated under five non-cancelable operating leases with expiration dates through 2021 for $6 million of cumulative lease payments. Operating lease expense was $1 million for both six-month periods ended June 30, 2016 and 2015.
The following table presents our future lease commitments at June 30, 2016.
Table 15.1 – Future Lease Commitments by Year

(In Thousands)	June 30, 2016
2016 (6 months)	$1,200
2017	2,333
2018	1,280
2019	642
2020	581
2021 and thereafter	48
Total Lease Commitments	$6,084

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

Loss Contingencies — Risk Sharing
At June 30, 2016, we had sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk sharing arrangements with the Agencies. At June 30, 2016, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At June 30, 2016, we had not incurred any losses under these arrangements. For each of the three months ended June 30, 2016 and 2015, other income related to these arrangements was $1 million. For the three months ended June 30, 2016 and 2015, we recorded a net market valuation loss of $1 million and a net market valuation gain of $0.2 million, respectively, related to these investments. For each of the six months ended June 30, 2016 and 2015, other income related to these arrangements was $2 million and net market valuation losses related to these investments were $0.7 million.
All of the loans in the reference pools subject to these risk sharing arrangements were originated in 2014 and 2015, and at June 30, 2016, the loans had an unpaid principal balance of $2.78 billion and a weighted average FICO score of 766 (at origination) and LTV of 74% (at origination). At June 30, 2016, $1 million of the loans were 90 days or more delinquent, and $1 million were in foreclosure. At June 30, 2016, the carrying value of our guarantee obligation was $24 million and included $10 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2016 and December 31, 2015, assets of such SPEs totaled $50 million and $63 million, respectively, and liabilities of such SPEs totaled $24 million and $25 million, respectively.
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
At June 30, 2016 and December 31, 2015, our repurchase reserve associated with our residential loans and MSRs was $7 million and $6 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received 37 repurchase requests and we did not repurchase any loans during the six months ended June 30, 2016. During the six months ended June 30, 2016 and 2015, we recorded repurchase provisions of $0.3 million and $1 million, respectively, that were recorded in Mortgage banking activities, net and MSR income (loss), net on our consolidated statements of income and did not charge-off any amounts to the reserve in either period.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at June 30, 2016, the FHLB-Seattle has received approximately $121 million of principal and $11 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. At the time the Settle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at June 30, 2016, approximately $13 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

Through certain of our wholly-owned subsidiaries, we have in the past engaged in, and expect to continue to engage in, activities relating to the acquisition and securitization of residential mortgage loans. In addition, certain of our wholly-owned subsidiaries have in the past engaged in activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations (commonly referred to as CDO transactions). Because of this involvement in the securitization and CDO businesses, we could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and we could also become the subject of governmental investigations, enforcement actions, or lawsuits, and governmental authorities could allege that we violated applicable law or regulation in the conduct of our business. As an example, we recently became aware of a complaint filed by the State of California on April 1, 2016 against Morgan Stanley & Co. and certain of its affiliates alleging, among other things, that there were misleading statements contained in offering materials for 28 different mortgage pass-through certificates purchased by various California investors, including various California public pension systems, from Morgan Stanley and alleging that Morgan Stanley made false or fraudulent claims in connection with the sale of those certificates. Of the 28 mortgage pass-through certificates that are the subject of the complaint, two are Sequoia mortgage pass-through certificates issued in 2004 and two are Sequoia mortgage pass-through certificates issued in 2007, with respect to each of which certificates our wholly-owned subsidiary, RWT Holdings, Inc., was the sponsor and our wholly-owned subsidiary, Sequoia Residential Funding, Inc., was the depositor. At the time these four Sequoia mortgage pass-through certificates were issued, Sequoia Residential Funding, Inc. and Redwood Trust agreed to indemnify the underwriters of these certificates for certain losses and expenses they might incur as a result of claims made against them relating to these certificates, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At June 30, 2016, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 16. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three and six months ended June 30, 2016 and 2015.
Table 16.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$118,300	$(61,588)	$190,100	$(54,460)
Other comprehensive income (loss) before reclassifications	6,260	(8,949)	(5,080)	15,469
Amounts reclassified from other accumulated comprehensive income	(7,711)	19	(5,361)	26
Net current-period other comprehensive income (loss)	(1,451)	(8,930)	(10,441)	15,495
Balance at End of Period	$116,849	$(70,518)	$179,659	$(38,965)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$139,356	$(47,363)	$186,737	$(46,049)
Other comprehensive income (loss) before reclassifications	(3,843)	(23,192)	(28)	7,026
Amounts reclassified from other accumulated comprehensive income	(18,664)	37	(7,050)	58
Net current-period other comprehensive income (loss)	(22,507)	(23,155)	(7,078)	7,084
Balance at End of Period	$116,849	$(70,518)	$179,659	$(38,965)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 16. Equity - (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for three and six months ended June 30, 2016 and 2015.
Table 16.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended June 30,
(In Thousands)	Income Statement	2016	2015
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$305	$—
Gain on sale of AFS securities	Realized gains, net	(8,016)	(5,361)
		$(7,711)	$(5,361)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$19	$26
		$19	$26

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Six Months Ended June 30,
(In Thousands)	Income Statement	2016	2015
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$305	$—
Gain on sale of AFS securities	Realized gains, net	(18,969)	(7,050)
		$(18,664)	$(7,050)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$37	$58
		$37	$58

(1)
For both the three and six months ended June 30, 2016, other-than-temporary impairments were $3 million, of which $0.3 million were recognized through our consolidated statements of income and $2 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 16. Equity - (continued)

Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and six months ended June 30, 2016 and 2015.
Table 16.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except Share Data)	2016	2015	2016	2015
Basic Earnings per Common Share:
Net income attributable to Redwood	$41,281	$27,064	$53,344	$41,865
Less: Dividends and undistributed earnings allocated to participating securities	(1,089)	(642)	(1,494)	(1,375)
Net income allocated to common shareholders	$40,192	$26,422	$51,850	$40,490
Basic weighted average common shares outstanding	76,664,829	83,936,844	76,901,255	83,650,170
Basic Earnings per Common Share	$0.52	$0.31	$0.67	$0.48
Diluted Earnings per Common Share:
Net income attributable to Redwood	$41,281	$27,064	$53,344	$41,865
Less: Dividends and undistributed earnings allocated to participating securities	(1,134)	(619)	(1,668)	(1,375)
Add back: Interest expense on convertible notes for the period, net of tax	7,015	2,789	7,637	—
Net income allocated to common shareholders	$47,162	$29,234	$59,313	$40,490
Weighted average common shares outstanding	76,664,829	83,936,844	76,901,255	83,650,170
Net effect of dilutive equity awards	369	1,546,038	1,675	1,823,735
Net effect of assumed convertible notes conversion to common shares	21,096,738	9,466,859	11,825,450	—
Diluted weighted average common shares outstanding	97,761,936	94,949,741	88,728,380	85,473,905
Diluted Earnings per Common Share	$0.48	$0.31	$0.67	$0.47
For the three and six months ended June 30, 2016 and 2015, we determined certain equity awards outstanding during each of these periods qualified as participating securities. We included participating securities in the calculation of basic earnings per common share as well as diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method for these shares. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.
During the three and six months ended June 30, 2016 and 2015, certain convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three and six months ended June 30, 2016, zero and 9,345,433, respectively, of common shares related to the assumed conversion of the convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and six months ended June 30, 2015, 11,825,450 and 21,292,309, respectively, of common shares related to the assumed conversion of the convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share.
For both the three and six months ended June 30, 2016, the number of outstanding equity awards that were antidilutive totaled 129,070. For the three and six months ended June 30, 2015, the number of outstanding equity awards that were antidilutive totaled 286,075 and 299,491, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 16. Equity - (continued)

Stock Repurchases
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. During the six months ended June 30, 2016, we repurchased 839,130 common shares for $11 million, utilizing the remaining availability under this authorization.
In February 2016, our Board of Directors approved an additional authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This current authorization replaced all previous share repurchase plans and has no expiration date. This current repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this current authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under this authorization, during the three and six months ended June 30, 2016, we repurchased 49,683 shares and 819,738 shares, respectively, pursuant to this authorization for $1 million and $10 million, respectively. During the three and six months ended June 30, 2015, there were no shares acquired under then-existing share repurchase authorization. At June 30, 2016, approximately $90 million of this current authorization remained available for the repurchase of shares of our common stock.
Note 17. Equity Compensation Plans
At June 30, 2016 and December 31, 2015, 1,624,283 and 1,665,032 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $17 million at June 30, 2016, as shown in the following table.
Table 17.1 – Activities of Equity Compensation Costs by Award Type

	Six Months Ended June 30, 2016
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$2,393	$14,392	$6,823	$—	$23,608
Equity grants	1,753	4,441	—	124	6,318
Equity grant forfeitures	(1,351)	(1,167)	(2,209)	—	(4,727)
Equity compensation (expense) income	(217)	(6,677)	(1,613)	(62)	(8,569)
Unrecognized Compensation Cost at End of Period	$2,578	$10,989	$3,001	$62	$16,630
At June 30, 2016, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock
At June 30, 2016 and December 31, 2015, there were 208,559 and 187,180 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through 2020. During the six months ended June 30, 2016, there were 144,056 shares of restricted stock granted, restrictions on 48,061 shares of restricted stock lapsed and those shares were distributed, and 74,616 shares of restricted stock awards forfeited.
Deferred Stock Units (“DSUs”)
At June 30, 2016 and December 31, 2015, there were 2,013,993 and 2,407,154 DSUs, respectively, outstanding of which 1,193,033 and 1,363,548, respectively, had vested. There were 357,639 DSUs granted, 687,844 DSUs distributed, and 62,955 DSUs forfeited during the six months ended June 30, 2016. Unvested DSUs at June 30, 2016 vest through 2020. During the first quarter of 2016, equity compensation expense of $3 million was recognized in connection with the announced departures of two executives due to the full vesting of their DSUs in accordance with the terms of their employment agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)
Note 17. Equity Compensation Plans - (continued)

Performance Stock Units (“PSUs”)
At June 30, 2016 and December 31, 2015, the target number of PSUs that were unvested was 656,549 and 849,021, respectively. PSUs do not vest until the third anniversary of their grant date, with the level of vesting at that time contingent on total stockholder return (defined as the change in our common stock price, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock, relative to an average of the per share price of our common stock over a 40 trading day period preceding on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest during 2016 and in future years will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.
During the first quarter of 2016, equity compensation expense of $0.6 million was recognized in connection with the announced departures of two executives to reflect the pro-rated vesting of their PSUs through their departure dates in 2016 in accordance with the terms of their employment agreements.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. At June 30, 2016 and December 31, 2015, 323,113 and 310,040 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at June 30, 2016.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 18. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2016 and 2015.
Table 18.1 – Mortgage Banking Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Residential Mortgage Banking Activities, Net:
Changes in fair value of:
Residential loans, at fair value (1)	$16,711	$(2,122)	$34,785	$18,191
Sequoia securities	(29)	—	1,455	(14,359)
Risk management derivatives (2)	(9,240)	5,555	(19,456)	1,185
Other income (expense), net (3)	286	1,400	224	2,035
Total residential mortgage banking activities, net	7,728	4,833	17,008	7,052

Commercial Mortgage Banking Activities, Net:
Changes in fair value of:
Commercial loans, at fair value	—	987	433	6,845
Risk management derivatives (3)	—	1,464	(2,538)	(4,748)
Other fee income	—	163	43	224
Total commercial mortgage banking activities, net	—	2,614	(2,062)	2,321
Mortgage Banking Activities, Net	$7,728	$7,447	$14,946	$9,373

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of residential and commercial loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 19. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2016 and 2015.
Table 19.1 – Investment Fair Value Changes

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$(647)	$(5,885)	$22,816	$(3,907)
Trading securities	431	6,927	(5,170)	7,197
Net investments in consolidated Sequoia entities	(251)	(684)	(1,831)	(1,777)
Risk sharing investments	(694)	228	(704)	(701)
Risk management derivatives	(9,600)	(2,374)	(45,410)	(3,748)
Impairments on AFS securities	(305)	—	(305)	—
Investment Fair Value Changes, Net	$(11,066)	$(1,788)	$(30,604)	$(2,936)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 20. Operating Expenses
Components of our operating expenses for the three and six months ended June 30, 2016 and 2015 are presented in the following table.
Table 20.1 – Components of Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Fixed compensation expense	$5,875	$9,286	$13,769	$18,441
Variable compensation expense	4,262	3,578	6,022	7,569
Equity compensation expense	2,754	3,539	5,086	6,277
Total compensation expense	12,891	16,403	24,877	32,287
Systems and consulting	1,960	2,242	4,582	4,364
Loan acquisition costs (1)	1,686	2,545	3,287	4,869
Office costs	1,065	1,366	2,445	2,598
Accounting and legal	1,337	1,130	2,322	2,707
Corporate costs	645	512	1,111	1,038
Other operating expenses	689	1,020	1,442	2,418
Operating expenses before restructuring charges	20,273	25,218	40,066	50,281
Restructuring charges (2)	(118)	—	10,541	—
Total Operating Expenses	$20,155	$25,218	$50,607	$50,281

(1)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.

(2)
For the six months ended June 30, 2016, restructuring charges included $5 million of fixed compensation expense and $4 million of equity compensation expense related to one-time termination benefits, as well as $2 million of other contract termination costs, associated with the restructuring of our conforming and commercial mortgage banking operations and related charges associated with the departure of Redwood's President announced in the first quarter of 2016. See Note 11 for further discussion on restructuring charges.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 21. Taxes
For the six months ended June 30, 2016 and 2015, we recognized a provision for income taxes of $0.4 million and a benefit from income taxes of $3 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at June 30, 2016 and 2015.
Table 21.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	June 30, 2016	June 30, 2015
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(32.8)%	(15.6)%
Change in valuation allowance	25.5%	1.6%
Dividends paid deduction	(33.2)%	(34.6)%
Effective Tax Rate	0.7%	(7.4)%
We assessed our tax positions for all open tax years (i.e., Federal, 2012 to 2016, and State, 2011- 2016) and, at June 30, 2016 and December 31, 2015, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 22. Segment Information - (continued)

The following tables present financial information by segment for the three and six months ended June 30, 2016 and 2015.
Table 22.1 – Business Segment Financial Information

	Three Months Ended June 30, 2016
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
Interest income	$7,910	$40,895	$13,151	$4,831	$66,787
Interest expense	(3,604)	(4,652)	(1,507)	(12,681)	(22,444)
Net interest income (loss)	4,306	36,243	11,644	(7,850)	44,343
Reversal of provision for loan losses	—	—	6,532	—	6,532
Non-interest income
Mortgage banking activities, net	7,728	—	—	—	7,728
MSR income (loss), net	—	2,783	—	—	2,783
Investment fair value changes, net	—	(11,121)	342	(287)	(11,066)
Other income	—	1,532	27	—	1,559
Realized gains (losses), net	—	10,075	(191)	—	9,884
Total non-interest income, net	7,728	3,269	178	(287)	10,888
Direct operating expenses (1)	(6,047)	(2,158)	(669)	(11,281)	(20,155)
Provision for income taxes	—	(327)	—	—	(327)
Segment Contribution	$5,987	$37,027	$17,685	$(19,418)
Net Income					$41,281
Non-cash amortization income (expense)	$(31)	$6,339	$(7)	$(1,005)	$5,296

	Three Months Ended June 30, 2015
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
Interest income	$9,976	$34,249	$12,679	$6,469	$63,373
Interest expense	(3,298)	(2,660)	(3,497)	(13,553)	(23,008)
Net interest income (loss)	6,678	31,589	9,182	(7,084)	40,365
Reversal of provision for loan losses	—	—	261	—	261
Non-interest income
Mortgage banking activities, net	4,833	—	2,614	—	7,447
MSR income (loss), net	—	830	—	—	830
Investment fair value changes, net	—	(1,104)	—	(684)	(1,788)
Other income	—	1,299	—	—	1,299
Realized gains, net	—	6,316	—	—	6,316
Total non-interest income, net	4,833	7,341	2,614	(684)	14,104
Direct operating expenses	(11,033)	(1,171)	(3,020)	(9,994)	(25,218)
(Provision for) benefit from income taxes	865	(3,768)	(143)	598	(2,448)
Segment Contribution	$1,343	$33,991	$8,894	$(17,164)
Net Income					$27,064
Non-cash amortization income (expense)	$(44)	$9,324	$(78)	$(995)	$8,207

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 22. Segment Information - (continued)

	Six Months Ended June 30, 2016
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
Interest income	$15,779	$80,831	$22,732	$9,773	$129,115
Interest expense	(6,893)	(9,605)	(4,459)	(25,437)	(46,394)
Net interest income (loss)	8,886	71,226	18,273	(15,664)	82,721
Reversal of provision for loan losses	—	—	6,243	—	6,243
Non-interest income
Mortgage banking activities, net	17,008	—	(2,062)	—	14,946
MSR income (loss), net	—	9,064	—	—	9,064
Investment fair value changes, net	—	(28,886)	205	(1,923)	(30,604)
Other income	—	2,487	27	—	2,514
Realized gains (losses), net	—	19,321	(191)	292	19,422
Total non-interest income, net	17,008	1,986	(2,021)	(1,631)	15,342
Direct operating expenses (1)	(11,368)	(4,019)	(2,271)	(32,949)	(50,607)
Provision for income taxes	—	(355)	—	—	(355)
Segment Contribution	$14,526	$68,838	$20,224	$(50,244)
Net Income					$53,344
Non-cash amortization income (expense)	$(74)	$14,407	$(23)	$(1,995)	$12,315

	Six Months Ended June 30, 2015
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
Interest income	$25,771	$64,261	$23,593	$13,494	$127,119
Interest expense	(7,076)	(5,469)	(6,986)	(27,438)	(46,969)
Net interest income (loss)	18,695	58,792	16,607	(13,944)	80,150
Provision for loan losses	—	—	55	—	55
Non-interest income
Mortgage banking activities, net	7,052	—	2,321	—	9,373
MSR income (loss), net	—	(10,094)	—	—	(10,094)
Investment fair value changes, net	—	(1,123)	—	(1,813)	(2,936)
Other income	—	2,108	—	—	2,108
Realized gains, net	—	10,622	—	—	10,622
Total non-interest income, net	7,052	1,513	2,321	(1,813)	9,073
Direct operating expenses	(21,936)	(2,289)	(6,502)	(19,554)	(50,281)
(Provision for) benefit from income taxes	872	(258)	710	1,544	2,868
Segment Contribution	$4,683	$57,758	$13,191	$(33,767)
Net Income					$41,865
Non-cash amortization income (expense)	$(90)	$19,162	$(128)	$(1,976)	$16,968

(1)
For the three and six months ended June 30, 2016, charges associated with the restructuring of our conforming residential mortgage loan operations and commercial operations, included in the direct operating expense line item, are presented under the Corporate/Other column. See Note 11 for further discussion of these restructuring charges.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 22. Segment Information - (continued)

The following tables present the components of Corporate/Other for the three and six months ended June 30, 2016 and 2015.
Table 22.2 – Components of Corporate/Other

	Three Months Ended June 30,
	2016			2015
(In Thousands)	Legacy Consolidated VIEs	Other	Total	Legacy Consolidated VIEs	Other	Total
Interest income	$4,911	$(80)	$4,831	$6,462	$7	$6,469
Interest expense	(3,271)	(9,410)	(12,681)	(4,048)	(9,505)	(13,553)
Net interest income (loss)	1,640	(9,490)	(7,850)	2,414	(9,498)	(7,084)
Non-interest income
Investment fair value changes, net	(251)	(36)	(287)	(684)	—	(684)
Total non-interest income, net	(251)	(36)	(287)	(684)	—	(684)
Direct operating expenses	—	(11,281)	(11,281)	—	(9,994)	(9,994)
Benefit from income taxes	—	—	—	—	598	598
Total	$1,389	$(20,807)	$(19,418)	$1,730	$(18,894)	$(17,164)

	Six Months Ended June 30,
	2016			2015
(In Thousands)	Legacy VIEs (1)	Other	Total	Legacy VIEs (1)	Other	Total
Interest income	$9,688	$85	$9,773	$13,480	$14	$13,494
Interest expense	(6,568)	(18,869)	(25,437)	(8,530)	(18,908)	(27,438)
Net interest income (loss)	3,120	(18,784)	(15,664)	4,950	(18,894)	(13,944)
Non-interest income
Investment fair value changes, net	(1,831)	(92)	(1,923)	(1,777)	(36)	(1,813)
Realized gains, net	—	292	292	—	—	—
Total non-interest income, net	(1,831)	200	(1,631)	(1,777)	(36)	(1,813)
Direct operating expenses	—	(32,949)	(32,949)	—	(19,554)	(19,554)
Benefit from income taxes	—	—	—	—	1,544	1,544
Total	$1,289	$(51,533)	$(50,244)	$3,173	$(36,940)	$(33,767)

(1)	Legacy VIEs represent legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 22. Segment Information - (continued)

The following table presents supplemental information by segment at June 30, 2016 and December 31, 2015.
Table 22.3 – Supplemental Segment Information

(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
June 30, 2016
Residential loans	$882,380	$2,277,561	$—	$880,197	$4,040,138
Commercial loans	—	—	325,063	—	325,063
Real estate securities	—	835,681	48,120	—	883,801
Mortgage servicing rights	—	110,046	—	—	110,046
Total assets	918,746	3,448,727	375,576	1,154,543	5,897,592

December 31, 2015
Residential loans	$1,115,738	$1,791,195	$—	$1,021,870	$3,928,803
Commercial loans	—	—	402,647	—	402,647
Real estate securities	197,007	1,028,171	8,078	—	1,233,256
Mortgage servicing rights	—	191,976	—	—	191,976
Total assets	1,347,492	3,140,604	415,716	1,316,235	6,220,047

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
During the first quarter of 2016, we announced a restructuring of our mortgage banking operations, whereby we would discontinue the acquisition of conforming residential loans and the origination of commercial loans. During the first quarter of 2016, we substantially completed the wind-down of these operations and at March 31, 2016, had sold all of our senior commercial mortgage loans and nearly all of our conforming residential loans. The impact of these restructurings on our overall business is discussed further throughout this MD&A. In addition, in June 2016, we engaged a broker to sell all but two of our commercial loans and currently anticipate a sale to close in the third quarter of 2016.
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
Consolidated Securitization Entities
We sponsor our Sequoia securitization program, which we use for the securitization of residential mortgage loans. We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of certain Sequoia securitization entities we have sponsored for financial reporting purposes. However, each of these entities is independent of Redwood and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with our role as the sponsor or manager of these entities and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold. We refer to certain of these securitization entities as “consolidated Sequoia entities,” and where applicable, in analyzing our results of operations, we distinguish results from current operations “at Redwood” and from consolidated Sequoia entities.
Additionally, during the fourth quarter of 2012, we engaged in a transaction in which we securitized a pool of commercial loans (the “Commercial Securitization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion of the commercial loans we hold in our investment portfolio at the REIT. During the second quarter of 2016, the debt of the Commercial Securitization was repaid and the assets of the entity were distributed to us. We also consolidated the assets and liabilities of an entity formed in connection with a resecuritization transaction we engaged in (“Residential Resecuritization”) from its creation in 2011 through the fourth quarter of 2015, when the debt of the entity was repaid, the assets of the entity were distributed to us, and the entity was dissolved. In analyzing our results of operations, the Commercial Securitization and Residential Resecuritization are included in our results at Redwood as we view these transactions as a form of financing.

Cautionary Statement
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency of private label securitization as a form of mortgage financing; (ii) statements related to our financial outlook and expectations for 2016, including with respect to: 2016 GAAP earnings, growth in portfolio net interest income, reductions in operating expenses associated with the restructuring of our conforming residential and commercial mortgage banking activities, restructuring and related charges related to this restructuring, MSR portfolio net income, growth in residential mortgage banking income (including jumbo loan sales margins and our long term expectations), gain on sales income related to the sale of securities, target rates of return and expected capital allocation on and among our residential investment portfolio, residential mortgage banking, and commercial investments, and tax provision/benefit; (iii) statements related to our commercial activities, including the anticipated sale of all but two loans in our commercial mezzanine loan portfolio in the third quarter of 2016, expectations of gain-on-sale income from this sale, and our expectations regarding the two remaining mezzanine loans; (iv) statements related to our residential mortgage banking activities, including our new jumbo loan initiatives and our expectations relating to additional securitization transactions in 2016; (v) statements regarding our residential investment portfolio, including new investment opportunities and the potential for future capital deployment through credit risk transfer and portfolio risk transfer transactions, as well as statements regarding our stock repurchase authorization and our approach in considering additional repurchase activity; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the second quarter of 2016 and at June 30, 2016; (vii) statements relating to our estimate of our available capital (including that we estimate our capital available for investments at June 30, 2016 to be approximately $140 million, and our expectation that this amount will increase by an additional $240 million to $260 million upon the anticipated completion of our commercial mezzanine loan sale during the third quarter of 2016); (viii) statements we make regarding our dividend policy, including our intention to pay a regular dividend of $0.28 per share per quarter in 2016; and (ix) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $20 million of tax credit losses on residential securities we currently own to be realized over an estimated three- to five-year period).
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

OVERVIEW
Business Update
We made significant progress on our operational and financial objectives during the second quarter of 2016, which was markedly less volatile for the financial markets until the well-publicized “Brexit” referendum at the end of June. We successfully repositioned our mortgage-banking business and associated expense infrastructure following the wind-down of our conforming residential and commercial mortgage banking operations. Taking advantage of a leaner and more nimble platform, we also moved forward on a few long-term strategic initiatives that we expect will enhance our growth opportunities and earnings power going forward. These initiatives include identifying new channels for capital deployment through investment structures tailored to today’s evolving mortgage finance markets and rolling out our expanded-prime jumbo program, Redwood Choice.
Second Quarter Results
Our GAAP net earnings were $0.48 per share for the second quarter of 2016, as compared with $0.15 per share for the first quarter of 2016. Our second quarter earnings benefited from higher net interest income and reduced negative market valuation adjustments on our residential investments and related hedges, as well as the partial release of commercial loan loss reserves associated with the anticipated sale of most of our commercial mezzanine loan portfolio. Operating expenses decreased to $20 million for the second quarter of 2016 from $30 million for the first quarter of 2016. This decrease was primarily due to $11 million of restructuring charges and $2 million of transitional employee expenses included in the first quarter, which was partially offset by higher variable compensation expenses due to higher earnings in the second quarter.
During the first quarter of 2016, we re-introduced a non-GAAP core earnings metric that addresses the quarter-to-quarter impact of volatility in the fixed income markets on our long-term investments and associated hedges. Our non-GAAP core earnings for the second quarter of 2016 were $0.47 per share, an increase of $0.03 per share from the first quarter of 2016. Core earnings benefited from higher net interest income during the quarter, due in part to higher average balances of loans held by our FHLB-member subsidiary and $5 million of prepayment penalty interest received on four commercial mezzanine loans that prepaid during the quarter. A reconciliation of GAAP net income to core earnings is included in Table 2 in the following section.
Commercial Mezzanine Loan Portfolio
As a result of our recent decision to restructure our commercial mortgage banking operations, we no longer consider our commercial mezzanine loan portfolio a core investment. Accordingly, we engaged an external broker to explore the sale of all or part of these investments. We have received strong interest from a wide range of institutional investors and anticipate closing the sale of most of this portfolio in the third quarter, which we expect to generate gain-on-sale income of approximately $4 million to $6 million.
Capital
We deployed $77 million of capital into new investments during the second quarter of 2016, bringing our total capital deployed for the first half of 2016 to $223 million. At June 30, 2016, we estimate that our capital available for investments was approximately $140 million. We expect this amount to increase by an additional $240 million to $260 million upon the anticipated completion of our commercial mezzanine loan sale during the third quarter of 2016.

New Investment Initiatives
Our business is constantly evolving in response to changing market conditions. The core of our business lies in investing in prime residential credit risk. Our traditional vehicle has been our Sequoia securitization program, for which we continue to roll out new enhancements and investor protection mechanisms. However, in response to the evolution in the investor base and credit support for mortgages, we have been working on two new, innovative ways of making residential credit investments. The first is credit risk-sharing arrangements ("CRT") with the GSEs, which have emerged as the de facto means for the GSEs to transfer credit risk to the private sector in the absence of comprehensive GSE reform. The second is portfolio risk-sharing ("PRT") with large banks, as one of the effects of quantitative easing is that these banks now have significant excess reserves, some of which are being used to substantially increase their portfolio holdings of jumbo and conforming mortgages.
Our CRT initiatives currently include both acquiring subordinate investments from GSE-sponsored securitizations, which have been programmatically issued over the past few years by Fannie Mae and Freddie Mac, as well as working directly with the GSEs on alternative, proprietary solutions where Redwood can assume first-loss risk on loan pools either sold to or securitized by the GSEs. We completed three of these transactions through our conforming residential loan conduit activities prior to 2016, and are currently pursuing ways to complete similar transactions through portfolio initiatives that do not require us to incur the operational costs necessary to aggregate the loans underlying these structures. While such proprietary initiatives are still in development, and there remain some challenges regarding the REIT eligibility for these investment structures, we are encouraged by the potential for future capital deployment through CRTs and we are optimistic that we will work through the fine details and complete a new transaction in 2016.
The PRT structure was introduced late in the first quarter of 2016 and remains in the early stages of development. PRTs facilitate credit-risk transfers by large banks to investors such as Redwood, without actually transferring the loans they own off their books. In essence, banks become the effective owners of AAA-rated RMBS by executing a PRT, potentially allowing them to hold less regulatory capital against the loans and thus improving their returns on equity. For Redwood, the PRT structure allows us to access credit exposure on jumbo and conforming residential loans held by banks, and has the potential to unlock one of the largest sources of residential mortgage credit risk available in the market today. Additionally, by leveraging the loan origination and sourcing capabilities of large banks, we can maximize our competitive strengths in expressing concentrated investments in mortgage credit risk without a significant expansion of our operations. Importantly, since PRT investments are treated similarly to traditional RMBS for federal income tax purposes, we can further leverage the advantages of our REIT tax structure.
We have also recently invested opportunistically in various commercial securities. Most of our commercial investments have been in multifamily securities issued by Freddie Mac. These securities leverage our core residential credit expertise and our capital markets efficiencies. They have typically been rated “BBB” by the credit-rating agencies, with approximately 7 to 8 points of structural credit support.
Over time, we believe these initiatives will provide us with ample opportunities to deploy our available capital. Additionally, we have approximately $90 million authorized to repurchase shares and will do so to the extent returns are attractive relative to available opportunities.
Residential Mortgage Banking
Our jumbo residential mortgage banking business has continued to perform profitably since we repositioned our platform in early 2016, generating an average gross margin of 68 basis points for the second quarter of 2016 - within our long-term gross margin expectations of 50 to 75 basis points. As we noted in the prior quarter, we recently introduced our new, expanded-prime jumbo loan program, Redwood Choice. The Choice program is intended to provide access to investments within a larger cross-section of newly originated prime jumbo loans, and represents a common focus on finding ways to best leverage our core competencies in taking concentrated mortgage credit risk. Although we are still a quarter or two away from understanding the near-term volume potential for our Choice program, thus far the rollout has been very well received by our loan sellers. As with any new loan program, especially one that includes “non-qualified” mortgages, our loan sellers must take painstaking efforts to properly institute new underwriting guidelines while ensuring full regulatory compliance. In time, we believe that securitizing Choice loans or financing them through our FHLB-subsidiary can provide Redwood with the high quality, long-term credit investments we desire at attractive, risk-adjusted returns.

Our traditional jumbo program, re-branded as Redwood Select, continues to provide a stable source of loans for our residential loan conduit. In addition to our recurring whole loan sales, we completed our first Sequoia securitization of 2016 in late June, securitizing $354 million of Select loans. While loan sales generally remain a more profitable execution relative to securitization, the economics of securitizing loans versus selling them to portfolio investors has narrowed considerably in recent months, as spread tightening on securities during the quarter led to improved securitization margins. This has been due in part to tightening industry benchmarks, as well as limited volume of newly issued RMBS. Our June transaction generated a significant amount of follow-on interest from institutional buyers and, as a result, we closed a second, similarly sized transaction in late July at pricing that was better than where we executed the June transaction. While we find the current RMBS issuance market more favorable than we have in recent quarters, the prospect of additional transactions in 2016 remains dependent on prevailing securitization market conditions.
Outlook
The extended trend of strong housing fundamentals and exceptional mortgage credit performance remains intact, which bodes well for our core credit investments. After a tumultuous start to the year, interest rate volatility for much of the second quarter of 2016 was muted, helping credit spreads to tighten and valuations to increase across many asset classes, including mortgages. To the extent markets remain calm (in spite of a contentious presidential election coming up in November), we could foresee a mean reversion in benchmark treasury and mortgage spreads that could keep mortgage rates low for the remainder of the year - a positive for our mortgage banking business.
While current market conditions are favorable, there remain many unresolved geopolitical and economic issues to work through and, as a result of new regulation, fewer liquidity buffers available in the financial system to absorb supply or demand imbalances and to keep volatility low. Consequently, we intend to keep a cautious eye on the overall macro environment and our liquidity position strong. For now, though, we are pleased to have completed a productive quarter and to be in a position to invest for the future.
Financial and Operational Overview - Second Quarter of 2016
Highlights

•
Our GAAP earnings were $0.48 per share for the second quarter of 2016, as compared with $0.15 per share for the first quarter of 2016. Second quarter results improved primarily as a result of reduced negative market valuation adjustments on our residential investments and related hedges, the release of commercial loan loss reserves, and lower operating expenses following last quarter's restructuring charges.

•
Our non-GAAP core earnings were $0.47 per share for the second quarter of 2016, as compared with $0.44 per share for the first quarter of 2016. Our second quarter core earnings reflected higher portfolio net interest income from a higher average balance of loans held-for-investment by our FHLB-member subsidiary and $5 million of prepayment penalty interest from four commercial mezzanine loans. A reconciliation of GAAP net income to core earnings is included in Table 2 that follows this section.

•
Our GAAP book value was $14.20 per share at June 30, 2016, as compared with $14.17 per share at March 31, 2016. The increase was driven by our second quarter earnings exceeding our dividend payment, offset by $0.12 per share of dilution from annual equity award distributions and a $0.09 per share decline in the value of our interest rate derivatives hedging our long-term debt.

•
We deployed $77 million of capital in the second quarter of 2016 toward new investments, including $30 million of investments in residential CRT and other subordinate securities, $37 million of investments in agency commercial multi-family securities and other CMBS, and $11 million of investments in MSRs.

•
We sold $109 million of residential securities from our investment portfolio during the second quarter of 2016, which generated realized gains of $10 million and freed up $73 million of capital for reinvestment after the repayment of associated debt.

•
We purchased $1.34 billion of residential jumbo loans during the second quarter of 2016, as compared with $1.02 billion for the first quarter of 2016. At June 30, 2016, our pipeline of jumbo residential loans identified for purchase was $1.17 billion.

•	Residential loan sales totaled $829 million during the second quarter of 2016 and included $475 million of whole loan sales to third parties and $354 million of loans that were securitized.

GAAP and Core Earnings Summary
The following table presents key earnings metrics for the three and six months ended June 30, 2016.
Table 1 – Key Earnings Metrics

	Three Months Ended	Six Months Ended
(In Thousands, except Share data)	June 30, 2016	June 30, 2016

GAAP net income	$41,281	$53,344
Core earnings	40,011	77,154

GAAP net income per diluted common share	$0.48	$0.67
Core earnings per diluted common share	0.47	0.91
GAAP Earnings

A detailed discussion on our second quarter of 2016 GAAP net income is included in the GAAP Results of Operations section of this MD&A that follows.
Non-GAAP Core Earnings

Core earnings is a non-GAAP measure of Redwood’s earnings and results of operations. Specifically, management defines core earnings as: GAAP net income adjusted to (i) eliminate the impact of quarterly mark-to-market changes on the fair value of our long-term investments (and associated derivatives) related to changes in benchmark interest rates and credit spreads and (ii) eliminate the impact of the provision for (or benefit from) taxes. In addition, Redwood’s core earnings also exclude the impact of the restructuring and related charges associated with the recent restructuring of Redwood's conforming residential and commercial mortgage banking operations in the first quarter of 2016, as well as the reversal of loan loss provisions in the second quarter of 2016 associated with our commercial mezzanine portfolio loan sale, which is anticipated to close in the third quarter of 2016.
Management utilizes this core earnings measure internally as one way of analyzing Redwood’s operating performance over multiple periods, as it believes it provides useful comparative results absent the impact of certain quarterly mark-to-market changes. Specifically, the quarterly mark-to-market changes in the value of our long-term investments in loans, trading securities, and other investments, as well as the associated derivatives, resulting from changes in benchmark interest rates and credit spreads may not be reflective of the net interest income or the total return we would expect to earn from them over the longer-term.
Redwood’s core earnings excludes the impact of the restructuring and related charges associated with the restructuring of our conforming residential and commercial mortgage banking operations. During the second quarter of 2016, core earnings excludes the release of commercial loan loss reserves resulting from the anticipated sale of most of our commercial mezzanine loan portfolio. Because each of these items is associated with the restructuring of businesses, management believes these items are not reflective of our core operating results.
In addition, core earnings eliminates the impact of any provision for (or benefit from) income taxes, which is based on GAAP net income, rather than taxable income. As a REIT, we are subject to income taxes on earnings generated at our taxable REIT subsidiaries (TRS) and generally not subject to income taxes on earnings generated at the REIT. Significant timing differences exist between GAAP net income and taxable income at our TRS, which can create quarter-to-quarter volatility in our deferred tax provision. Our current tax provision (the amount we actually pay to the government) has been minimal due to taxable losses at our TRS. Although the provision for (or benefit from) income taxes was not significant during the first two quarters of 2016 or the fourth quarter of 2015, management analyzes the Company’s core operating results on a pre-tax basis due to the Company’s status as a REIT, as well as to facilitate comparison with the core earnings metrics of other REIT competitors.
We caution that core earnings should not be utilized in isolation, nor should they be considered as alternatives to GAAP net income or other measurements of results of operations computed in accordance with GAAP.

The following table presents a reconciliation from GAAP net income to non-GAAP core earnings for the three and six months ended June 30, 2016.
Table 2 – Reconciliation from GAAP Net Income to Non-GAAP Core Earnings

	Three Months Ended	Six Months Ended
(In Thousands, except per share data)	June 30, 2016	June 30, 2016
GAAP net income	$41,281	$53,344
Adjustments:
Eliminate mark-to-market changes on long-term investments and associated derivatives (1)	3,908	18,301
Eliminate restructuring and related charges (2)	(118)	10,541
Eliminate reversal of commercial loan loss reserve (3)	(5,387)	(5,387)
Eliminate provision for income taxes	327	355
Total adjustments	(1,270)	23,810
Core Earnings	$40,011	$77,154

GAAP net income per diluted common share	$0.48	$0.67
Core earnings per diluted common share(4)	$0.47	$0.91

(1)
Adjustment eliminates the mark-to-market changes on the fair value of loans held-for-investment, trading securities, other investments, and associated derivatives that are primarily related to changes in benchmark interest rates and credit spreads. More details on the components of investment fair value changes, net are included in Table 13 in the Results of Operations section that follows.

(2)
Adjustment eliminates operating expense charges from the restructuring of Redwood's conforming residential and commercial mortgage banking operations, which were announced during the first quarter of 2016, and related charges associated with the subsequent announcement of the departure of Redwood's President.

(3)
Adjustment eliminates the benefit to GAAP earnings from the release of $5 million of commercial loan loss reserves, which was due to the anticipated third quarter sale of all but two of our commercial mezzanine loans.

(4)
Consistent with the calculation of net income per diluted common share for GAAP purposes, core earnings per diluted common share is calculated following the "two-class" method. For the three and six months ended June 30, 2016, core earnings per diluted common share was calculated using diluted weighted average common shares of 97,762 and 98,074, respectively, which included the dilutive impact of 21,097 and 21,171 shares, respectively, from the assumed conversion of our convertible/exchangeable notes. In addition, income allocable to common shareholders in these calculations excluded $7,015 and $14,082, respectively, of interest expense associated with these convertible/exchangeable notes in accordance with the "if-converted" method of calculating diluted earnings per share.

GAAP Book Value per Share
At June 30, 2016, our GAAP book value was $1.09 billion, or $14.20 per share, an increase from $14.17 per share at March 31, 2016. The following table sets forth the changes in our GAAP book value per share for the three and six months ended June 30, 2016.
Table 3 – Changes in Book Value per Share

	Three Months Ended	Six Months Ended
(In Dollars, per share basis)	June 30, 2016	June 30, 2016
Beginning book value per share	$14.17	$14.67
Net income	0.48	0.67
Changes in unrealized gains on securities, net from:
Realized gains recognized in net income	(0.08)	(0.20)
Amortization income recognized in net income	(0.06)	(0.16)
Mark-to-market adjustments, net	0.13	0.08
Total change in unrealized gains on securities, net	(0.01)	(0.28)
Dividends	(0.28)	(0.56)
Share repurchases	—	0.04
Equity award distributions	(0.12)	(0.13)
Changes in unrealized losses on derivatives hedging long-term debt	(0.09)	(0.27)
Other, net	0.05	0.06
Ending Book Value per Share	$14.20	$14.20

Our GAAP book value per share increased $0.03 per share to $14.20 per share during the second quarter of 2016. The increase was driven by our second quarter earnings exceeding our dividend payment, offset by $0.12 per share of dilution associated with annual equity award distributions and a $0.09 per share decline in the value of our interest rate derivatives hedging on a portion of our long-term debt, which was driven by a decline in benchmark interest rates during the quarter.
During the second quarter of 2016, a decline in benchmark interest rates resulted in the $0.09 per share increase in unrealized losses on derivatives hedging a portion of our long-term debt. The offsetting change in the fair value of this long-term debt is not reflected in GAAP book value, as the debt is recorded at its amortized cost and not marked-to-market for financial reporting purposes. At June 30, 2016, the cumulative unrealized loss on these derivatives, which is included in GAAP book value per share, was $0.92 per share.
Unrealized gains on our available-for-sale securities declined $0.01 per share during the second quarter of 2016. The decline was partially a result of $0.08 per share of previously unrealized net gains that were realized as income from the sale of securities during the second quarter of 2016. Additionally, $0.06 per share of the decline was a result of discount amortization income recognized in earnings during the second quarter of 2016 from the appreciation in amortized cost basis of our available-for-sale securities. These declines were partially offset by a $0.13 per share increase in the fair value of our available-for-sale securities in the second quarter of 2016.
During the first half of 2016, we utilized our stock repurchase authorization to repurchase approximately 1.7 million shares of common stock at an average price of $12.83 per share. These share repurchases increased book value by $0.04 per share for the six months ended June 30, 2016.
Capital and Liquidity
Our total capital was $1.71 billion at June 30, 2016, and included $1.09 billion of equity capital and $0.62 billion of the total $2.68 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $201 million of exchangeable debt due in 2019.

Capital Allocation Summary
We use a combination of equity and corporate long-term debt (which we collectively refer to as “capital”) to fund our business. We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse our inventory of certain residential loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is presented separately from allocated capital in the table below.
Table 4 – Capital Allocation Summary

At June 30, 2016
(Dollars in Thousands)	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital	2016 Year-to-Date Return (1)
Residential investments
Residential loans/FHLB Stock	$2,320,954	$(1,999,999)	$320,955	19%	11%
Residential securities	835,681	(352,990)	482,691	28%	20%
Mortgage servicing rights	110,046	—	110,046	6%	8%
Other assets/(other liabilities)	182,046	(65,978)	116,068	7%	—%
Available capital			203,000	12%	—%
Total residential investments	$3,448,727	$(2,418,967)	1,232,760	72%	11%
Commercial investments	$375,576	$(66,534)	309,042	18%	18%
Residential mortgage banking			170,000	10%	18%
Total			$1,711,802	100%

(1)
Includes net interest income, change in fair value of the investments and their associated hedges that flow through GAAP earnings, realized gains, direct operating expenses, and other income. Excludes unrealized gains and losses on our AFS securities portfolio, corporate operating expenses, and taxes.

Of our $1.71 billion of total capital at June 30, 2016, $1.54 billion (or 90%) was allocated to our investments with the remaining $170 million (or 10%) allocated to our residential mortgage-banking activities. We deployed $77 million of capital into new investments during the second quarter of 2016, bringing our total capital deployed for the first half of 2016 to $223 million.
Included in our capital allocation is available capital, which represents a combination of capital available for investment and risk capital held for liquidity management purposes. At June 30, 2016, we estimate that our capital available for investments was approximately $140 million. We expect this amount to increase by an additional $240 million to $260 million upon the anticipated completion of our commercial mezzanine loan sale during the third quarter of 2016.

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
Within this GAAP Results of Operations section, we provide commentary that compares results year-over-year for the second quarter of 2016 and 2015. Most tables include a "change" column that shows the amount by which the results from 2016 are greater or less than the results from the respective period in 2015. Unless otherwise specified, references in this section to increases or decreases during the "three month periods" refer to the change in results for the second quarter of 2016, compared to the second quarter of 2015, and increases or decreases in the "six month periods" refer to the change in results for the first six months of 2016, compared to the first six months of 2015.
The following table presents the components of our GAAP net income for the three and six months ended June 30, 2016 and 2015.
Table 5 – Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, Except per Share Data)	2016	2015	Change	2016	2015	Change
Net Interest Income	$44,343	$40,365	$3,978	$82,721	$80,150	$2,571
Reversal of provision for loan losses	6,532	261	6,271	6,243	55	6,188
Net Interest Income After Provision	50,875	40,626	10,249	88,964	80,205	8,759
Non-interest Income
Mortgage banking activities, net	7,728	7,447	281	14,946	9,373	5,573
MSR income (loss), net	2,783	830	1,953	9,064	(10,094)	19,158
Investment fair value changes, net	(11,066)	(1,788)	(9,278)	(30,604)	(2,936)	(27,668)
Other income	1,559	1,299	260	2,514	2,108	406
Realized gains, net	9,884	6,316	3,568	19,422	10,622	8,800
Total non-interest income, net	10,888	14,104	(3,216)	15,342	9,073	6,269
Operating expenses	(20,155)	(25,218)	5,063	(50,607)	(50,281)	(326)
Net income before income taxes	41,608	29,512	12,096	53,699	38,997	14,702
(Provision for) benefit from income taxes	(327)	(2,448)	2,121	(355)	2,868	(3,223)
Net Income	$41,281	$27,064	$14,217	$53,344	$41,865	$11,479
Diluted earnings per common share	$0.48	$0.31	$0.17	$0.67	$0.47	$0.20
Net Interest Income
The increases in net interest income in both the three and six month periods was primarily due to higher average balances of residential loans held-for-investment by our FHLB-member subsidiary and financed with the FHLBC, as well as $5 million of prepayment penalty interest received from four commercial loans during the second quarter of 2016. These increases were partially offset by a decline in average balances of our available-for-sale securities, as sales and principal paydowns outpaced new investments in these assets. Additional detail on changes in net interest income is provided in the “Net Interest Income” section that follows.
Reversal of Provision for Loan Losses
The increases in the reversal of provision for loan losses in both the three and six month periods were primarily due to the reversal of provision resulting from the reclassification of most of our commercial mezzanine loans to held-for-sale classification at the lower of cost or market, whereby we determined an allowance was no longer required for the loans. In addition, during the second quarter of 2016, the prepayment of four loans also resulted in the reversal of provision. Additional detail regarding the pending sale of our commercial mezzanine loans is provided in the "Results of Operations by Segment" section that follows.

Mortgage Banking Activities, Net
Income from mortgage banking activities, net includes results from our residential mortgage banking operations and, prior to the second quarter of 2016, results from our commercial mortgage banking operations. The increase during the three and six month periods was predominantly due to higher gross margins from our jumbo residential mortgage banking activities on similar volume, which accounted for $4 million and $12 million increases, respectively. These increases were partially offset by $3 million and $2 million declines in income from commercial mortgage banking activities for the three and six month periods, respectively, as we wound down those operations during the first quarter of 2016.
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
The increase in MSR income during the three month periods primarily resulted from higher hedging costs incurred during the second quarter of 2015. Given our current balance of MSR investments, MSR income during the second quarter of 2016 was near the low end of our normalized expectation of $3 million to $4 million per quarter, primarily due to spread widening on MSR investments during the period.
MSR income for the first six months of 2015 does not include the effect of hedges during the first quarter of 2015, as we hedged these investments on an enterprise-wide basis prior to the second quarter of 2015 and did not have specific derivatives to allocate to the MSRs during that period. The loss during the first six months of 2015 primarily reflects the negative change in market value of our MSRs during the first quarter of 2015, resulting from the decrease in market interest rates during that period. The offsetting increase in the value of assets and derivatives that effectively served as hedges to the MSRs during the first quarter of 2015 is presented in mortgage banking activities, net.
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
During the three and six months ended June 30, 2016, the negative investment fair value changes primarily resulted from decreases in the fair value of our loans held for investment and their associated hedges, which together resulted in decreases totaling $11 million and $23 million, respectively. These decreases were primarily the result of hedging costs due to interest rate volatility during the first half of the year, as well as decreases in fair value resulting from the write-off of premium from loan repayments. In addition, during the second quarter of 2016, increased credit spreads on these loans contributed to lower fair values during that period.
During the second quarter of 2015, a lower balance of loans held for investment and lower interest rate volatility resulted in lower overall hedging costs for that portfolio. This, combined with tighter credit spreads for the loans during this period, resulted in lower negative changes in fair value during that period. During the first quarter of 2015, this line item also included the change in fair value of certain assets and derivatives we used to hedge our MSRs, as we did not begin to specifically identify derivatives for hedging MSRs until the second quarter of 2015.
Additional detail on our investment fair value changes is included in the Residential Investments portion of the “Results of Operations by Segment” section that follows.

Realized Gains, Net
During the second quarter of 2016, we realized gains of $10 million, primarily from the sale of $89 million of AFS securities. We expect to continue to sell securities during the remainder of the year as part of our strategy to redeploy capital into other investments with higher risk adjusted returns. Although the amount and timing of such sales are uncertain, we do anticipate generating additional gain on sale income during 2016 from portfolio sale activity. During the second quarter of 2015, we realized gains of $6 million, primarily from the sale of $112 million of AFS securities.
For the six months ended June 30, 2016, we realized gains of $19 million, primarily from the sale of $215 million of AFS securities. For the six months ended June 30, 2015, we realized gains of $11 million, primarily from the sale of $202 million of AFS securities.
Additional detail on realized gains is included in the Residential Investments portion of the “Results of Operations by Segment” section that follows.
Operating Expenses
The decrease in operating expenses during the three month periods was primarily due to the restructuring of our residential conforming and commercial mortgage banking operations during the first quarter of 2016, which resulted in a lower run-rate of expenses. The increase in operating expenses during the six months periods primarily resulted from $11 million of restructuring charges recorded during the first quarter of 2016. Excluding these restructuring related expenses, operating expenses were $40 million during the six months ended June 30, 2016.
See Note 11 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional detail of these restructuring charges.
Other Income
Other income in both the three and six month periods was primarily comprised of income from risk sharing arrangements with Fannie Mae and Freddie Mac.
(Provision for) Benefit From Income Taxes
Our income taxes result almost entirely from activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain investment hedging activities.
Although we incurred GAAP losses at our TRS during the first six months of 2016, we did not record a material tax provision for the period as we expect to maintain a full valuation allowance against our net deferred tax assets.
During the first half of 2015, we were in a net deferred tax liability position at our TRS and realized a benefit from income taxes during that period, which resulted from GAAP losses at our TRS. For additional detail on income taxes, see the “Taxable Income” section that follows.

Net Interest Income
The following tables present the components of net interest income for the three and six months ended June 30, 2016 and 2015.
Table 6 – Net Interest Income

	Three Months Ended June 30,
	2016			2015
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$7,911	$892,695	3.5%	$9,976	$1,080,448	3.7%
Residential loans - HFI at Redwood (2)	22,333	2,288,560	3.9%	9,370	1,017,835	3.7%
Residential loans - HFI at Sequoia (2)	4,910	895,359	2.2%	6,462	1,259,924	2.1%
Commercial loans	12,921	332,387	15.5%	12,679	507,742	10.0%
Trading securities	5,082	245,880	8.3%	4,615	116,404	15.9%
Available-for-sale securities	13,335	515,596	10.3%	20,224	904,584	8.9%
Other interest income	295	268,706	0.4%	47	222,362	0.1%
Total interest income	66,787	5,439,183	4.9%	63,373	5,109,299	5.0%
Interest Expense
Short-term debt	(5,337)	1,103,082	(1.9)%	(6,527)	1,380,965	(1.9)%
ABS issued - Redwood	(711)	32,906	(8.6)%	(1,597)	99,552	(6.4)%
ABS issued - Sequoia (2)	(3,271)	874,075	(1.5)%	(4,048)	1,195,749	(1.4)%
Long-term debt - FHLBC	(2,973)	1,999,999	(0.6)%	(598)	870,761	(0.3)%
Long-term debt - other	(10,152)	683,882	(5.9)%	(10,238)	687,600	(6.0)%
Total interest expense	(22,444)	4,693,944	(1.9)%	(23,008)	4,234,627	(2.2)%
Net Interest Income	$44,343			$40,365

	Six Months Ended June 30,
	2016			2015
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$15,228	$832,002	3.7%	$21,445	$1,185,716	3.6%
Residential loans - HFI at Redwood (2)	41,639	2,137,598	3.9%	15,892	843,657	3.8%
Residential loans - HFI at Sequoia (2)	9,687	937,128	2.1%	13,480	1,310,984	2.1%
Commercial loans	22,381	376,131	11.9%	23,593	526,495	9.0%
Trading securities	9,808	256,921	7.6%	9,871	113,920	17.3%
Available-for-sale securities	29,704	585,850	10.1%	42,743	980,886	8.7%
Other interest income	668	364,344	0.4%	95	227,440	0.1%
Total interest income	129,115	5,489,974	4.7%	127,119	5,189,098	4.9%
Interest Expense
Short-term debt	(12,034)	1,189,863	(2.0)%	(13,751)	1,484,993	(1.9)%
ABS issued - Redwood	(1,695)	42,551	(8.0)%	(3,317)	108,700	(6.1)%
ABS issued - Sequoia (2)	(6,569)	914,737	(1.4)%	(8,530)	1,245,524	(1.4)%
Long-term debt - FHLBC	(5,742)	1,961,734	(0.6)%	(1,002)	716,309	(0.3)%
Long-term debt - other	(20,354)	683,833	(6.0)%	(20,369)	686,542	(5.9)%
Total interest expense	(46,394)	4,792,718	(1.9)%	(46,969)	4,242,069	(2.2)%
Net Interest Income	$82,721			$80,150

Footnotes to Table 6

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

The following table presents net interest income by segment for the three and six months ended June 30, 2016 and 2015.
Table 7– Net Interest Income by Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Net Interest Income by Segment
Residential Investments	$36,243	$31,589	$4,654	$71,226	$58,792	$12,434
Residential Mortgage Banking	4,306	6,678	(2,372)	8,886	18,695	(9,809)
Commercial	11,644	9,182	2,462	18,273	16,607	1,666
Corporate/Other	(7,850)	(7,084)	(766)	(15,664)	(13,944)	(1,720)
Net Interest Income	$44,343	$40,365	$3,978	$82,721	$80,150	$2,571
Analysis of Changes in Net Interest Income
The $5 million and $12 million increases in net interest income from our Residential Investments segment for the three and six month periods, respectively, were primarily due to increases in interest income resulting from a higher average balance of residential loans held-for-investment by our FHLB-member subsidiary and financed with FHLBC advances during the first six months of 2016. These increases were partially offset by lower net interest income from investments in securities, primarily resulting from a lower average balance of available-for-sale securities in both the three and six months ended June 30, 2016 as compared to the same periods in 2015, as we sold securities and reallocated capital from securities investments into loan investments during that time period. We continue to expect net interest income from our residential investment portfolio for the full year 2016 to be higher than it was for 2015 as a result of increased capital deployment over the last several quarters into residential loans held-for-investment. Additionally, in the second half of 2016, we plan to deploy a portion of the excess capital from the sale of our commercial mezzanine portfolio primarily towards new residential investments.
The $2 million and $10 million decreases in net interest income from our Residential Mortgage Banking segment for the three and six month periods, respectively, were primarily due to lower average balances of conforming loans during 2016, resulting from the wind-down of conforming loan purchases and sales during the first quarter of 2016. In addition, certain Sequoia securities that were included in this segment through the first quarter of 2015, and transferred into our Residential Investments segment in the second quarter of 2015, accounted for $4 million of the decrease during the six month periods.
The $2 million increase in net interest income from our Commercial segment for both the three and six month periods was primarily due to $5 million of non-recurring prepayment penalty interest received in the second quarter of 2016, as compared with $2 million received during the second quarter of 2015. These increases were partially offset by lower average balances of commercial mezzanine loans resulting from loan repayments during the past 12 months.
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.
The Corporate/Other line item includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Sequoia entities. The $1 million and $2 million decrease in net interest income from Corporate/Other during the three and six months ended June 30, 2016, respectively, was primarily due to lower net interest income from consolidated Sequoia entities, as loans in these securitizations continue to pay down. Details regarding consolidated Sequoia entities are included in the "Results from Consolidated Sequoia Entities" section that follows.

The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at June 30, 2016.
Table 8 – Interest Expense — Specific Borrowing Costs

June 30, 2016	Residential Loans Held-for-Sale	Residential Securities
Asset yield	3.62%	9.15%
Short-term debt yield	2.00%	1.78%
Net Spread	1.62%	7.37%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.
Results of Operations by Segment
The following is a discussion of the results of operations for our three business segments for the three and six months ended June 30, 2016 and 2015. For additional information on our segments, refer to Note 22 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10‑Q.
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
The following table presents the components of segment contribution for the Residential Investments segment for the three and six months ended June 30, 2016 and 2015.
Table 9 – Residential Investments Segment Contribution

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Interest income	$40,895	$34,249	$6,646	$80,831	$64,261	$16,570
Interest expense	(4,652)	(2,660)	(1,992)	(9,605)	(5,469)	(4,136)
Net interest income	36,243	31,589	4,654	71,226	58,792	12,434
Non-interest income
MSR income (loss), net	2,783	830	1,953	9,064	(10,094)	19,158
Investment fair value changes, net	(11,121)	(1,104)	(10,017)	(28,886)	(1,123)	(27,763)
Other income	1,532	1,299	233	2,487	2,108	379
Realized gains, net	10,075	6,316	3,759	19,321	10,622	8,699
Total non-interest income (loss), net	3,269	7,341	(4,072)	1,986	1,513	473
Direct operating expenses	(2,158)	(1,171)	(987)	(4,019)	(2,289)	(1,730)
Segment contribution before income taxes	37,354	37,759	(405)	69,193	58,016	11,177
Provision for income taxes	(327)	(3,768)	3,441	(355)	(258)	(97)
Total Segment Contribution	$37,027	$33,991	$3,036	$68,838	$57,758	$11,080

The following table presents our primary portfolios of investment assets in our Residential Investments segment at June 30, 2016 and December 31, 2015.
Table 10 – Residential Investments

(In Thousands)	June 30, 2016	December 31, 2015	Change
Residential loans held-for-investment	$2,277,561	$1,791,195	$486,366
Residential securities	835,681	1,028,171	(192,490)
Mortgage servicing rights	110,046	191,976	(81,930)
Total Residential Investments	$3,223,288	$3,011,342	$211,946

Overview

The increases in our total residential investments in the first six months of 2016 was primarily attributable to the addition of residential loans held-for-investment and financed through the FHLBC, as our FHLB-member subsidiary fully utilized its borrowing capacity of $2.00 billion. This increase was partially offset by a decrease in our investments in residential securities and MSRs, resulting from net sales during the first half of 2016. We expect net interest income from our investments in residential loans held-for-investment to stabilize over the remainder of 2016, as we have fully utilized our FHLB-member subsidiary's borrowing capacity. Additionally, in the second half of 2016, we plan to deploy a portion of the excess capital from the sale of our commercial mezzanine portfolio towards investments in this portfolio. For the six months ended June 30, 2016, our segment contribution from Residential Investments was comprised of $14 million from residential loans, $49 million from residential securities, and $7 million from MSRs.

Net Interest Income
Net interest income from Residential Investments primarily includes interest income from our residential loans held-for-investment and our residential securities, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Residential Investments segment for the three and six months ended June 30, 2016 and 2015.
Table 11 - Net Interest Income ("NII") from Residential Investments

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Net interest income from HFI loans	$19,360	$8,772	$10,588	$35,889	$14,890	$20,999
Net interest income from securities	16,500	22,777	(6,277)	34,734	43,817	(9,083)
Other interest income	383	40	343	603	85	518
NII from Residential Investments	$36,243	$31,589	$4,654	$71,226	$58,792	$12,434

The increases in net interest income from our Residential Investments segment for the three and six month periods, respectively, were primarily due to increases in interest income resulting from a higher average balance of residential loans held-for-investment by our FHLB-member subsidiary and financed with FHLBC advances during the first six months of 2016. These increases were partially offset by lower net interest income from investments in securities, primarily resulting from a lower average balance of available-for-sale securities in both the three and six months ended June 30, 2016 as compared to the same periods in 2015, as we sold securities and reallocated capital from securities investments into loan investments during that time period.

Investment fair value changes, net
The following table presents the components of investment fair value changes, net for our Residential Investments segment, which is comprised of market valuation gains and losses from our residential investments and associated hedges, for the three and six months ended June 30, 2016 and 2015.
Table 12 - Investment Fair Value Changes, Net from Residential Investments

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Investment Fair Value Changes, Net
Market valuation changes:
Residential loans held-for-investment (1)	$(647)	$(5,885)	$22,816	$(3,907)
Trading securities - IOs	(4,467)	8,647	(12,913)	8,647
Trading securities - other	4,016	(1,720)	6,997	(1,450)
Risk sharing investments	(694)	228	(704)	(701)
Risk management derivatives	(9,024)	(2,374)	(44,777)	(3,712)
Impairments on AFS securities	(305)	—	(305)	—
Investment Fair Value Changes, Net	$(11,121)	$(1,104)	$(28,886)	$(1,123)

(1)	Market valuation changes from residential loans held-for-investment above do not include loans at consolidated Sequoia entities, which are not included in this segment.
Market valuation changes included in Investment fair value changes, net, generally result from changes in the fair value of investments and their associated hedges due to changes in market interest rates, changes in credit spreads, and reductions in the basis of investments. For residential loans recorded at a premium and IO securities, a reduction in basis occurs when associated principal is repaid or written-off, which results in a decrease in fair value from the loss of premium. In addition, valuation changes from risk management derivatives associated with our mezzanine securities portfolio are included in this line item while valuation changes of AFS mezzanine securities are reported through Accumulated other comprehensive income on our consolidated balance sheets. This mismatch creates periodic volatility in this line item as interest rates change each quarter.
Within this segment, our residential loans held-for-investment, trading securities, certain mezzanine securities, MSR investments and risk sharing investments are all subject to market interest rate risk. Historically, we managed our exposure to market interest rate risk for these assets on an enterprise-wide basis and relied on certain assets (i.e., jumbo loans and jumbo loan purchase commitments) to serve as natural hedges to other assets (i.e., IO securities and risk sharing investments) that change in value inversely as interest rates change, and then used derivatives to manage our net exposure.
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

The following table presents the components of investment fair value changes in this segment, net for the three and six months ended June 30, 2016.
Table 13 Components of Investment Fair Value Changes, Net from Residential Investments

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2016	June 30, 2016
Market valuation changes on:
Residential loans held-for-investment
Change in fair value from the reduction of principal (1)	$(3,712)	$(5,131)
Change in fair value from changes in interest rates (2)	3,065	27,947
Total change in fair value of residential loans held-for-investment	(647)	22,816

Residential securities
Change in fair value from the reduction of principal (1)	(1,130)	(2,253)
Change in fair value from changes in interest rates (2)	(320)	(4,672)
Total change in fair value of residential securities	(1,450)	(6,925)

Risk management derivatives
Interest component of derivative expense	(2,273)	(4,871)
Change in fair value of derivatives from changes in interest rates (3)	(6,751)	(39,906)
Total change in fair value of risk management derivatives	(9,024)	(44,777)

Total Residential Investments Fair Value Changes, Net (4)	$(11,121)	$(28,886)

(1)
Reflects the change in fair value due to principal changes, which is calculated as the change in principal on a given investment during the period, multiplied by the prior quarter ending price or acquisition price for that investment in percentage terms.

(2)
Reflects changes in prepayment assumptions and credit spreads on our residential loans, residential trading securities and conforming risk-sharing investments primarily due to changes in benchmark interest rates. This item is excluded from management's definition of core earnings.

(3)
Reflects the change in fair value of our risk management derivatives that are associated with changes in benchmark interest rates during the period. This item is excluded from management's definition of core earnings.

(4)
Total investment fair value changes, net, on our consolidated financial statements also includes a $0.3 million gain in the second quarter of 2016 and a $2 million loss in the first quarter of 2016, related to changes in fair value of our investments in legacy consolidated Sequoia transactions, which is included in Corporate/Other for segment reporting and is excluded from management's definition of core earnings.

For the three and six months ended June 30, 2016, investment fair value changes were negative $11 million and negative $23 million, respectively, for residential loans and their associated derivatives, and zero and negative $6 million, respectively, for residential securities and their associated derivatives. The reduction in the fair values associated with loans during the first half of the year primarily resulted from higher hedging costs due to interest rate volatility, as well as loss of premium from principal repayments and widening credit spreads. The reduction in the fair values associated with securities during the first half of the year primarily resulted from reductions in the basis of IO securities from interest payments as well as hedging costs. In addition, tighter spreads on securities in the second quarter of 2016 served to partially offset the other reductions in value, while wider spreads on securities in the first quarter of 2016 contributed to the reductions in value for the first six months of 2016.

MSR Income (Loss), net
The following table presents the components of MSR income (loss), net for the three and six months ended June 30, 2016 and 2015.
Table 14 – MSR Income (Loss), net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Net servicing fee income	$8,870	$7,292	$18,516	$15,779
Changes in fair value of MSR from the receipt of expected cash flows	(5,785)	(3,493)	(12,061)	(8,974)
MSR provision for repurchases	25	(323)	207	(217)
MSR income before the effect of changes in interest rates and other assumptions	3,110	3,476	6,662	6,588
Changes in fair value of MSR from interest rates and other assumptions (1)	(21,480)	19,168	(59,808)	5,132
Changes in fair value of associated derivatives	21,153	(21,814)	62,210	(21,814)
Total net effect of changes in assumptions and rates	(327)	(2,646)	2,402	(16,682)
MSR Income (Loss), Net	$2,783	$830	$9,064	$(10,094)

(1)	Primarily reflects changes in prepayment assumptions on our MSRs due to changes in benchmark interest rates.
MSR income before the effect of changes in interest rates and other assumptions remained relatively stable during the three and six month periods. The overall increase in MSR income (loss) during the three month periods was primarily due to higher hedging costs during the second quarter of 2015. Given our current balance of MSRs, our MSR income during the second quarter of 2016 was near the low end of our normalized expectation of $3 million to $4 million per quarter, primarily due to spread widening on MSR investments during the period. As previously noted, during the six months ended June 30, 2015 MSR income (loss), net did not include market valuation changes on derivatives used to hedge our MSRs for the first quarter of 2015.
Realized Gains, net
During the second quarter of 2016, we realized gains of $10 million, primarily from the sale of $89 million of AFS securities. During the second quarter of 2015, we realized gains of $6 million from the sale of $112 million of AFS securities.
During the first six months of 2016, we realized gains of $19 million, primarily from the sale of $215 million of AFS securities. During the first six months of 2015, we realized gains of $11 million from the sale of $202 million of AFS securities.
We expect to continue to sell securities during the remainder of the year as part of our strategy to redeploy capital into other investments with higher risk adjusted returns. Although the amount and timing of such sales are uncertain, we do anticipate generating additional gain on sale income during 2016 from portfolio sale activity.
Direct Operating Expenses and Provision for Income Taxes
The increase in operating expenses at our Residential Investments segment in 2016 was primarily attributable to higher personnel costs associated with the management of our residential loan and MSR investments.
For the three and six months ended June 30, 2016, the provision for income taxes at our Residential Investments segment was minimal as we expect to maintain a full valuation allowance against net deferred tax assets created by the GAAP losses at our taxable REIT subsidiaries.

Residential Loans Held-for-Investment Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three and six months ended June 30, 2016 and 2015.
Table 15 – Residential Loans Held-for Investment at Redwood - Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Fair value at beginning of period	$2,343,953	$1,000,444	$1,791,195	$581,668
Transfers between portfolios	63,328	215,830	669,354	663,621
Principal repayments	(129,073)	(53,104)	(205,804)	(84,097)
Changes in fair value, net	(647)	(5,885)	22,816	(3,907)
Fair Value at End of Period	$2,277,561	$1,157,285	$2,277,561	$1,157,285
During the three and six months ended June 30, 2016, we had net transfers of $63 million and $669 million, respectively, of residential loans from our Residential Mortgage Banking segment to our Residential Investments segment. At June 30, 2016, $2.28 billion of loans were held by our FHLB-member subsidiary and partially financed with $2.00 billion of borrowings from the FHLBC. In connection with these borrowings, our FHLB-member subsidiary is required to hold $43 million of FHLB stock. At June 30, 2016, none of these loans were more than 90 days delinquent or in foreclosure.
At June 30, 2016, the weighted average maturity of these FHLB borrowings was approximately nine years and they had a weighted average cost of 0.57% per annum. This interest cost resets every 13 weeks and we seek to fix the interest cost of these FHLB borrowings over their weighted average maturity by using a combination of swaps, TBAs and other derivatives.
Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.0 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until the stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.0 billion maximum.
The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at June 30, 2016.
Table 16 – Characteristics of Residential Real Estate Loans Held-for Investment at Fair Value

June 30, 2016
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$2,144,556	4.16%
Fixed - 15, 20, & 25 year	53,710	3.64%
Hybrid	10,557	4.01%
Total Outstanding Principal	$2,208,823
The outstanding loans held-for-investment at Redwood at June 30, 2016 were prime-quality, first lien loans, of which 93% were originated between 2013 and 2016 and 7% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 773 (at origination) and the weighted average loan-to-value ("LTV") ratio was 66% (at origination). At June 30, 2016, none of these loans was greater than 90 days delinquent.

Residential Securities Portfolio
The following table sets forth real estate securities activity by collateral type in our Residential Investments segment for the three and six months ended June 30, 2016.
Table 17 – Residential Securities Activity by Collateral Type

Three Months Ended June 30, 2016	Senior	Re-REMIC (1)	Subordinate	Total
(In Thousands)
Beginning fair value	$168,207	$162,970	$578,392	$909,569
Acquisitions
Sequoia securities	—	—	3,313	3,313
Third-party securities	—	—	36,824	36,824
Sales
Sequoia securities	—	—	(24,746)	(24,746)
Third-party securities	(64,287)	—	(19,773)	(84,060)
Gains on sales and calls, net	6,978	—	3,098	10,076
Effect of principal payments (2)	(5,676)	(13)	(11,323)	(17,012)
Change in fair value, net	(8,766)	2,750	7,733	1,717
Ending Fair Value	$96,456	$165,707	$573,518	$835,681

Six Months Ended June 30, 2016	Senior	Re-REMIC(1)	Subordinate	Total
(In Thousands)
Beginning fair value	$336,595	$165,064	$526,512	$1,028,171
Acquisitions
Sequoia securities	—	—	3,313	3,313
Third-party securities	—	—	97,752	97,752
Sales
Sequoia securities	(21,016)	—	(24,746)	(45,762)
Third-party securities	(185,087)	—	(28,884)	(213,971)
Gains on sales and calls, net	15,598	—	3,724	19,322
Effect of principal payments (2)	(18,284)	(13)	(16,727)	(35,024)
Change in fair value, net	(31,350)	656	12,574	(18,120)
Ending Fair Value	$96,456	$165,707	$573,518	$835,681

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior RMBS.

(2)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

At June 30, 2016, our residential securities consisted of fixed-rate assets (69%), adjustable-rate assets (18%), hybrid assets that reset within the next year (12%), and hybrid assets that reset between 12 and 36 months (1%).

The following table presents the fair value of our residential securities that are financed with repurchase debt, at June 30, 2016.
Table 18 – Residential Securities Financed with Repurchase Debt

June 30, 2016	Residential Securities	Repurchase Debt	Allocated Capital	Weighted Average Price(1)	Financing Haircut(2)
(Dollars In Thousands, except Weighted Average Price)
Residential Securities
Senior	$57,919	$(49,807)	$8,112	$92	14%
Re-REMIC	74,963	(45,960)	29,003	88	39%
Mezzanine	313,060	(257,223)	55,837	99	18%
Total	$445,942	$(352,990)	$92,952	96	21%

(1)	GAAP fair value per $100 of principal.

(2)	Allocated capital divided by GAAP fair value.
We directly finance our holdings of residential securities with a combination of capital and repurchase debt in the form of repurchase (or “repo”) financing. At June 30, 2016, we had short-term debt incurred through repurchase facilities of $353 million, which was secured by $446 million of residential real estate securities. The remaining $390 million of these securities were financed with capital. Our repo borrowings were made under facilities with seven different counterparties, and the weighted average cost of funds for these facilities during the second quarter of 2016 was approximately 1.78% per annum. At June 30, 2016, the securities we financed through repurchase facilities had no material credit issues. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.
The majority of the $58 million of senior securities and $75 million Re-REMIC securities noted in the table above are supported by seasoned residential loans originated prior to 2008. The credit performance of these investments continues to exceed our original investment expectations. The $313 million of mezzanine securities financed through repurchase facilities at June 30, 2016, carry investment grade credit ratings and are supported by residential loans originated between 2012 and 2016. The loans underlying these securities have experienced minimal delinquencies to date.
The following table presents real estate securities at June 30, 2016 and December 31, 2015, categorized by portfolio vintage (the years the securities were issued), by priority of cash flows (senior, re-REMIC, and subordinate), and by quality of underlying loans (prime and non-prime). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 19 – Residential Securities by Vintage and as a Percentage of Total Securities

June 30, 2016	Sequoia 2012-2016	Third Party 2013-2016	Agency CRT 2013-2016	Third Party 2006-2008	Third Party <=2005	Total Securities	% of Total Securities
(Dollars in Thousands)
Senior
Prime	$17,710	$—	$—	$11,188	$54,007	$82,905	10%
Non-prime	—	—	—	115	13,436	13,551	2%
Total Senior	17,710	—	—	11,303	67,443	96,456	12%
Re-REMIC	—	—	—	109,236	56,471	165,707	20%
Subordinate
Prime Mezzanine (1)	164,818	143,425	19,273	—	—	327,516	39%
Prime Subordinate (2)	102,769	41,303	76,735	639	24,556	246,002	29%
Total Subordinate	267,587	184,728	96,008	639	24,556	573,518	68%
Total Securities	$285,297	$184,728	$96,008	$121,178	$148,470	$835,681	100%

December 31, 2015	Sequoia 2012-2015	Third Party 2012-2015	Agency CRT 2013-2015	Third Party 2006-2008	Third Party <=2005	Total Securities	% of Total Securities
(Dollars in Thousands)
Senior
Prime	$51,563	$—	$—	$36,358	$174,635	$262,556	26%
Non-prime	—	—	—	133	73,906	74,039	7%
Total Senior	51,563	—	—	36,491	248,541	336,595	33%
Re-REMIC	—	—	—	108,594	56,470	165,064	16%
Subordinate
Prime Mezzanine (1)	185,993	127,233	34,976	—	—	348,202	34%
Prime Subordinate (2)	96,849	35,361	13,244	812	32,044	178,310	17%
Total Subordinate	282,842	162,594	48,220	812	32,044	526,512	51%
Total Securities	$334,405	$162,594	$48,220	$145,897	$337,055	$1,028,171	100%

(1)	Prime mezzanine includes securities initially rated AA, A, and BBB and issued in 2012 or later.

(2)	Subordinate securities include less than $1 million of non-prime securities at both June 30, 2016 and December 31, 2015.
The following tables present the components of the interest income we earned on AFS securities for the three and six months ended June 30, 2016 and 2015.
Table 20 – Interest Income — Residential AFS Securities

Three Months Ended June 30, 2016					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$845	$803	$1,648	$87,474	3.86%	3.67%	7.54%
Re-REMIC	1,840	3,282	5,122	112,930	6.52%	11.62%	18.14%
Subordinate
Mezzanine	1,908	672	2,580	191,404	3.99%	1.40%	5.39%
Subordinate	2,403	1,582	3,985	123,788	7.76%	5.11%	12.88%
Total AFS Securities	$6,996	$6,339	$13,335	$515,596	5.43%	4.92%	10.35%

Three Months Ended June 30, 2015					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$3,606	$4,383	$7,989	$408,215	3.53%	4.29%	7.83%
Re-REMIC	2,073	2,449	4,522	103,384	8.02%	9.48%	17.50%
Subordinate
Mezzanine	2,841	890	3,731	275,419	4.13%	1.29%	5.42%
Subordinate	2,380	1,602	3,982	117,566	8.10%	5.45%	13.55%
Total AFS Securities	$10,900	$9,324	$20,224	$904,584	4.82%	4.12%	8.94%

Six Months Ended June 30, 2016					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$2,985	$3,303	$6,288	$156,099	3.82%	4.23%	8.06%
Re-REMIC	3,685	6,804	10,489	111,216	6.63%	12.24%	18.86%
Subordinate
Mezzanine	3,981	1,373	5,354	200,484	3.97%	1.37%	5.34%
Subordinate	4,646	2,927	7,573	118,051	7.87%	4.96%	12.83%
Total AFS Securities	$15,297	$14,407	$29,704	$585,850	5.22%	4.92%	10.14%

Six Months Ended June 30, 2015					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$7,362	$9,300	$16,662	$414,331	3.55%	4.49%	8.04%
Re-REMIC	4,429	4,523	8,952	102,317	8.66%	8.84%	17.50%
Subordinate
Mezzanine	7,058	2,039	9,097	346,997	4.07%	1.18%	5.24%
Subordinate	4,732	3,300	8,032	117,241	8.07%	5.63%	13.70%
Total AFS Securities	$23,581	$19,162	$42,743	$980,886	4.81%	3.91%	8.72%
The following tables present the components of carrying value at June 30, 2016 and December 31, 2015 for our AFS residential securities.
Table 21 – Carrying Value of AFS Securities

June 30, 2016	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$80,854	$188,404	$474,487	$743,745
Credit reserve	(1,609)	(9,352)	(33,982)	(44,943)
Unamortized discount, net	(8,427)	(64,484)	(134,663)	(207,574)
Amortized cost	70,818	114,568	305,842	491,228
Gross unrealized gains	4,929	51,139	67,242	123,310
Gross unrealized losses	(2,423)	—	(1,845)	(4,268)
Carrying Value	$73,324	$165,707	$371,239	$610,270

December 31, 2015	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$293,196	$189,782	$490,249	$973,227
Credit reserve	(6,406)	(10,332)	(32,131)	(48,869)
Unamortized discount, net	(30,474)	(71,670)	(134,963)	(237,107)
Amortized cost	256,316	107,780	323,155	687,251
Gross unrealized gains	26,512	57,284	63,205	147,001
Gross unrealized losses	(3,577)	—	(1,430)	(5,007)
Carrying Value	$279,251	$165,064	$384,930	$829,245

We designate any amount of unpaid principal balance that we do not expect to receive and thus do not expect to earn or recover as a credit reserve on the security. Any remaining net unamortized discounts or premiums on the security are amortized into income over time using the effective yield method.
At June 30, 2016, credit reserves for our AFS securities totaled $45 million, or 6.0% of the principal balance of our residential securities, as compared to $49 million, or 5.0%, at December 31, 2015. During the three and six months ended June 30, 2016, reductions in the credit reserve from realized losses and sales were partially offset by increases resulting from acquisitions and transfers to credit reserve from accretable discount. During the three and six months ended June 30, 2016 and 2015, realized credit losses on our residential securities totaled $1 million and $3 million, respectively, and $3 million and $6 million, respectively.
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
The following tables provide the activity for MSRs by portfolio for the three and six months ended June 30, 2016 and 2015.
Table 22 – MSR Activity by Portfolio

	Three Months Ended June 30,			Three Months Ended June 30,
	2016			2015
(In Thousands)	Jumbo	Conforming	Total MSRs	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$40,029	$86,591	$126,620	$51,121	$69,203	$120,324
Additions
MSRs retained from Sequoia securitizations	2,131	—	2,131	6,002	—	6,002
MSRs retained from third-party loan sales	78	16	94	172	14,990	15,162
Purchased MSRs	—	8,466	8,466	—	11,299	11,299
Market valuation adjustments	(10,488)	(16,777)	(27,265)	9,709	5,966	15,675
Balance at End of Period	$31,750	$78,296	$110,046	$67,004	$101,458	$168,462

	Six Months Ended June 30,			Six Months Ended June 30,
	2016			2015
(In Thousands)	Jumbo	Conforming	Total MSRs	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$58,138	$133,838	$191,976	$57,992	$81,301	$139,293
Additions
MSRs retained from Sequoia securitizations	2,131	—	2,131	7,874	—	7,874
MSRs retained from third-party loan sales	124	3,380	3,504	264	28,701	28,965
Purchased MSRs	—	13,863	13,863	—	14,378	14,378
Sold MSRs	—	(29,559)	(29,559)	(132)	(18,074)	(18,206)
Market valuation adjustments	(28,643)	(43,226)	(71,869)	1,006	(4,848)	(3,842)
Balance at End of Period	$31,750	$78,296	$110,046	$67,004	$101,458	$168,462

The decline in price during the second quarter of 2016 was primarily due to the decline in market interest rates and a widening of credit spreads during the quarter. For the six months ended June 30, 2016, we sold MSRs with a fair value of $30 million. We may periodically sell MSRs in the future; however, we cannot predict the timing and amounts of such sales, if any.
The following table presents characteristics of the loans associated with our MSR investments at June 30, 2016.
Table 23 – Characteristics of MSR Investments Portfolio

	June 30, 2016
(Dollars In Thousands)	Jumbo	Conforming	Total
Unpaid principal balance	$5,511,905	$9,825,344	$15,337,249
Fair value of MSRs	$31,750	$78,296	$110,046
MSR values as percent of unpaid principal balance	0.58%	0.80%	0.72%
Gross cash yield (1)	0.25%	0.27%	0.27%
Number of loans	7,957	41,790	49,747
Average loan size	$693	$235	$308
Average coupon	3.98%	3.88%	3.91%
Average loan age (months)	31	13	19
Average original loan-to-value	67%	73%	71%
Average original FICO score	770	760	764
60+ day delinquencies	0.06%	0.13%	0.11%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended June 30, 2016, by the weighted average notional balance of loans associated with MSRs we owned during that period.

At June 30, 2016, nearly all of our MSRs were comprised of base MSRs and we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At both June 30, 2016 and December 31, 2015, we had $1 million of servicer advances outstanding related to our MSRs, which are presented in Other assets on our consolidated balance sheets.
Residential Mortgage Banking Segment
The following table presents the components of segment contribution for the Residential Mortgage Banking segment for the three and six months ended June 30, 2016 and 2015.
Table 24 – Residential Mortgage Banking Segment Contribution

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Interest income
Loans	$7,902	$9,976	$(2,074)	$15,207	$21,442	$(6,235)
Sequoia securities	8	—	8	572	4,329	(3,757)
Total interest income	7,910	9,976	(2,066)	15,779	25,771	(9,992)
Interest expense	(3,604)	(3,298)	(306)	(6,893)	(7,076)	183
Net interest income	4,306	6,678	(2,372)	8,886	18,695	(9,809)
Mortgage banking activities, net	7,728	4,833	2,895	17,008	7,052	9,956
Direct operating expenses	(6,047)	(11,033)	4,986	(11,368)	(21,936)	10,568
Segment contribution before income taxes	5,987	478	5,509	14,526	3,811	10,715
Provision for income taxes	—	865	(865)	—	872	(872)
Segment Contribution	$5,987	$1,343	$4,644	$14,526	$4,683	$9,843

The following tables provide the activity of unsecuritized residential loans during the three and six months ended June 30, 2016 and 2015.
Table 25 – Residential Loans Held-for-Sale — Activity

	Three Months Ended
	June 30, 2016			June 30, 2015
(In Thousands)	Jumbo	Conforming	Total	Jumbo	Conforming	Total
Balance at beginning of period	$439,689	$1,387	$441,076	$894,016	$200,869	$1,094,885
Acquisitions	1,342,021	58	1,342,079	1,406,987	1,440,148	2,847,135
Sales	(828,699)	(2,275)	(830,974)	(1,419,891)	(1,396,252)	(2,816,143)
Transfers between portfolios (1)	(63,328)	—	(63,328)	(215,826)	—	(215,826)
Principal repayments	(12,332)	—	(12,332)	(14,369)	(425)	(14,794)
Changes in fair value, net	5,029	830	5,859	(6,993)	3,817	(3,176)
Balance at End of Period	$882,380	$—	$882,380	$643,924	$248,157	$892,081

	Six Months Ended
	June 30, 2016			June 30, 2015
(In Thousands)	Jumbo	Conforming	Total	Jumbo	Conforming	Total
Balance at beginning of period	$985,919	$129,819	$1,115,738	$1,097,805	$244,714	$1,342,519
Acquisitions	2,362,868	197,860	2,560,728	2,519,480	2,805,299	5,324,779
Sales	(1,770,489)	(329,620)	(2,100,109)	(2,277,749)	(2,803,793)	(5,081,542)
Transfers between portfolios (1)	(669,354)	—	(669,354)	(663,666)	—	(663,666)
Principal repayments	(35,837)	(84)	(35,921)	(28,301)	(590)	(28,891)
Changes in fair value, net	9,273	2,025	11,298	(3,645)	2,527	(1,118)
Balance at End of Period	$882,380	$—	$882,380	$643,924	$248,157	$892,081

(1)	Represents the net transfers of loans into our Residential Investments segment and their reclassification from held-for-sale to held-for-investment.
The following table provides the activity of our retained Sequoia securities held in this segment for the three and six months ended June 30, 2016 and 2015.
Table 26 – Sequoia Securities Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Beginning fair value	$—	$65,809	$197,007	$93,802
Transfers between portfolios	—	(65,809)	—	(65,809)
Sales	—	—	(195,107)	(13,588)
Effect of principal payments	—	—	(3,403)	(98)
Change in fair value, net	—	—	1,503	(14,307)
Ending Fair Value	$—	$—	$—	$—

Overview
At June 30, 2016, we had substantially completed the wind-down of our conforming mortgage banking activities, having sold all of our conforming loans and completed significant reductions in our headcount at this segment. During the first half of 2016, we purchased $2.36 billion of predominately prime residential jumbo loans, sold $1.42 billion of jumbo loans to third parties and securitized $354 million through our Sequoia platform. In addition, we had net transfers of $669 million of loans to our Residential Investments segment and financed them with borrowings from the FHLBC. Our pipeline of loans identified for purchase at June 30, 2016, included $1.17 billion of jumbo loans. Based on the year-to-date results in 2016, and the restructuring of our conforming mortgage banking operations, we continue to expect to see higher residential mortgage banking income for 2016 as compared to 2015.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At June 30, 2016, we had $706 million of warehouse debt outstanding to fund residential mortgages held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the second quarter of 2016 was 2.0% per annum. Our warehouse capacity at June 30, 2016 totaled $1.40 billion across four separate counterparties, which should continue to provide sufficient liquidity to fund our residential mortgage banking operations in 2016.
Our residential mortgage banking operations created investments that allowed us to deploy $105 million of capital into our residential investment portfolio during the first half of 2016. At June 30, 2016, we had 375 loan sellers, up from 330 at the end of 2015. This included 219 jumbo and 156 MPF sellers from various FHLB districts.
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
The $2 million and $10 million decreases in net interest income for the three and six month periods, respectively, were primarily due to lower average balances of conforming loans during 2016, resulting from the wind-down of conforming loan purchases and sales during the first quarter of 2016. In addition, certain Sequoia securities that were included in this segment through the first quarter of 2015 and transferred into our Residential Investments segment in the second quarter of 2015, accounted for $4 million of the decrease during the six month periods.
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
Table 27 – Components of Residential Mortgage Banking Activities, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Changes in fair value of:
Residential loans, at fair value (1)	$16,711	$(2,122)	$18,833	$34,785	$18,191	$16,594
Sequoia securities	(29)	—	(29)	1,455	(14,359)	15,814
Risk management derivatives(2)	(9,240)	5,555	(14,795)	(19,456)	1,185	(20,641)
Other income, net (3)	286	1,400	(1,114)	224	2,035	(1,811)
Total Residential Mortgage Banking Activities, Net	$7,728	$4,833	$2,895	$17,008	$7,052	$9,956

(1)	Includes changes in fair value for loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.
The increase in mortgage banking activities, net in both the three and six month periods was primarily due to higher jumbo gross margins during 2016 on similar volume as compared to the prior year. Loan purchase commitments ("LPCs"), adjusted for fallout expectations, were $1.54 billion for the second quarter of 2016.
Our gross margins for our jumbo loans, which we define as net interest income plus income from mortgage banking activities divided by LPCs, were 68 basis points in the second quarter of 2016 and 104 basis points for the first half of 2016. In both cases, the margins were within our long-term expectations of 50 to 75 basis points. Our second quarter mortgage banking activities, net, included $2 million of income from trailing conforming loan sales and adjustments to conforming loan repurchase reserves. Including this amount, our overall gross margin was 78 basis points for the second quarter of 2016.
At June 30, 2016, we had a repurchase reserve of $5 million outstanding related to residential loans sold through this segment. For the six months ended June 30, 2016 and 2015, we recorded $0.5 million and $1 million, respectively, of provision for repurchases that was included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at June 30, 2016.
Table 28 – Characteristics of Residential Loans Held-for-Sale

June 30, 2016	Principal Value	Weighted Average Coupon
(Dollars in Thousands)
First Lien Prime
Fixed - 30 year	$412,305	4.09%
Fixed - 15, 20, & 25 year	63,427	3.39%
Hybrid	383,970	3.20%
ARM	1,001	2.29%
Total Outstanding Principal	$860,703

Operating Expenses and Taxes

The decreases in operating expenses in both the three and six month periods at this segment were primarily attributable to the restructuring of our conforming loan mortgage banking operations during the first quarter of 2016. All severance and related charges from the restructuring of our conforming mortgage banking operations were included in corporate/other for segment reporting purposes. Our 2016 operating expenses primarily include costs associated with the underwriting, purchase and sale of jumbo residential loans.

All residential mortgage banking activities are performed in taxable REIT subsidiaries and the provision for income taxes generally changes in relation to the amount of this segment's contribution before income taxes. However, in the first half of 2016, the provision for income taxes at our Residential Mortgage Banking segment was minimal as we expect to maintain a full valuation allowance against net deferred tax assets created by the GAAP losses at our taxable REIT subsidiaries.

Commercial Segment
The following table presents the components of segment contribution for the Commercial segment for the three and six months ended June 30, 2016 and 2015.
Table 29 – Commercial Segment Contribution

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Interest income	$13,151	$12,679	$472	$22,732	$23,593	$(861)
Interest expense	(1,507)	(3,497)	1,990	(4,459)	(6,986)	2,527
Net interest income	11,644	9,182	2,462	18,273	16,607	1,666
Reversal of provision for loan losses	6,532	261	6,271	6,243	55	6,188
Mortgage banking activities, net	—	2,614	(2,614)	(2,062)	2,321	(4,383)
Investment fair value changes, net	342	—	342	205	—	205
Other income	27	—	27	27	—	27
Realized losses, net	(191)	—	(191)	(191)	—	(191)
Direct operating expenses	(669)	(3,020)	2,351	(2,271)	(6,502)	4,231
Segment contribution before income taxes	17,685	9,037	8,648	20,224	12,481	7,743
(Provision for) benefit from income taxes	—	(143)	143	—	710	(710)
Total Segment Contribution	$17,685	$8,894	$8,791	$20,224	$13,191	$7,033

The following table provides the activity of commercial loans during the six months ended June 30, 2016 and 2015.
Table 30 – Commercial Loans — Activity

	Six Months Ended June 30,
	2016		2015
(In Thousands)	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Balance at beginning of period	$39,141	$363,506	$166,234	$400,693
Originations/acquisitions	37,625	—	350,384	9,350
Sales	(77,183)	—	(357,441)	—
Transfers between portfolios	302,580	(302,580)	—	—
Principal repayments	(16)	(47,385)	(168)	(23,803)
Discount amortization	—	330	—	387
Reversal of provision for loan losses	—	6,243	—	55
Changes in fair value, net	631	2,171	6,844	(1,204)
Balance at End of Period	$302,778	$22,285	$165,853	$385,478

Overview
During the first quarter of 2016, we sold all of our remaining commercial senior loans, completed significant reductions in our headcount at this segment, and substantially completed the wind-down of our commercial mortgage banking activities. During the second quarter of 2016, we announced our intent to sell all but two of our commercial mezzanine loans and currently anticipate a sale to close in the third quarter of 2016.
During 2016, substantially all of the income from this segment was derived from our commercial investments. At June 30, 2016, these investments had a carrying value of $376 million, and included $303 million of commercial loans held-for-sale, $22 million of commercial loans held-for-investment, $48 million of commercial multi-family CMBS securities, and $2 million of other assets.
Net Interest Income
During 2016, net interest income was primarily generated from our mezzanine and other subordinate commercial loans and securities. During 2015, interest income was also generated from senior loans we originated and sold to third-party CMBS aggregators. The following table presents net interest income from each of these portfolios for the three and six months ended June 30, 2016 and 2015.
Table 31 Commercial Loans and Securities - Net Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Senior loans held-for-sale	$—	$632	$(632)	$356	$1,341	$(985)
Mezzanine loans	11,443	8,550	2,893	17,595	15,266	2,329
Trading securities	201	—	201	322	—	322
Net Interest Income	$11,644	$9,182	$2,462	$18,273	$16,607	$1,666
The $2 million increase in net interest income from our Commercial segment for both the three and six month periods was primarily due to $5 million of non-recurring prepayment penalty interest received in the second quarter of 2016, as compared with $2 million received during the second quarter of 2015. These increases were partially offset by lower average balances of commercial mezzanine loans from loan repayments during the past 12 months.

Reversal of Provision for Loan Losses
As a result of the transfer of most of our held-for-investment loans to held-for-sale, we recorded a reversal of provision for loan losses of $5 million during the second quarter of 2016. In addition, prior to the transfer of the loans to held-for-sale, we recorded an additional $1 million of reversal of provision for loan losses resulting from the repayment of five loans during the second quarter of 2016.
Mortgage Banking Activities, Net
Income from commercial mortgage banking activities, net includes changes in the fair value of commercial loans held-for-sale and of derivatives used to hedge these loans while they are being accumulated for sale to the CMBS market. The loss from mortgage banking activities for the six months ended June 30, 2016, resulted from lower gross margins on the liquidation of our remaining senior loans during the first quarter of 2016.
Direct Operating Expenses and Taxes
The decrease in operating expenses in both the three and six month periods at this segment was primarily attributable to the restructuring of our commercial mortgage banking operations during the first quarter of 2016. All severance and related charges from the restructuring of these operations were included in corporate/other for segment reporting purposes. Our 2016 operating expenses primarily include costs associated with the management of our commercial mezzanine loan portfolio.
Commercial Mezzanine Loan Portfolio
Our commercial mezzanine loan portfolio is comprised of mezzanine and other subordinate loans that we originated and currently intend to sell. Excluding $65 million of senior A-notes, the carrying value of loans in this portfolio was $260 million at June 30, 2016 and $300 million at December 31, 2015. Although we sold the A-notes in prior years, they did not meet the criteria for sale treatment under GAAP and we recorded the transfers of the loans as secured borrowings. On average, our commercial loans have a maturity of more than four years, and an unlevered yield of approximately 10% per annum, exclusive of provisions for loan losses.
At June 30, 2016 we had an allowance for loan losses of $1 million associated with our two remaining loans held-for-investment. At June 30, 2016, we determined one of these loans with a recorded investment of $18 million was impaired due to a maturity default that occurred during the second quarter of 2016, and we carried a specific reserve of $1 million associated with this loan. The borrower is expected to refinance this loan with a third party; however, the timing and completion of the refinance is uncertain at this point.

Results of Consolidated Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At June 30, 2016, the estimated fair value of our investments in the consolidated Sequoia entities was $28 million.

The following tables present the statements of income for the three and six months ended June 30, 2016, and the balance sheets of the consolidated Sequoia entities at June 30, 2016 and December 31, 2015. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 32 – Consolidated Sequoia Entities Statements of Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Interest income	$4,911	$6,462	$(1,551)	$9,688	$13,480	$(3,792)
Interest expense	(3,271)	(4,048)	777	(6,568)	(8,530)	1,962
Net interest income	1,640	2,414	(774)	3,120	4,950	(1,830)
Investment fair value changes, net	(251)	(684)	433	(1,831)	(1,777)	(54)
Net Income from Consolidated Sequoia Entities	$1,389	$1,730	$(341)	$1,289	$3,173	$(1,884)
Table 33 – Consolidated Sequoia Entities Balance Sheets

(In Thousands)	June 30, 2016	December 31, 2015
Residential loans held for investment, at fair value	$880,197	$1,021,870
Other assets	7,698	6,254
Total Assets	$887,895	$1,028,124
Other liabilities	$528	$655
Asset-backed securities issued, at fair value	859,628	996,820
Total liabilities	860,156	997,475
Equity (fair value of Redwood's retained investments in entities)	27,739	30,649
Total Liabilities and Equity	$887,895	$1,028,124

Net Interest Income at Consolidated Sequoia Entities
The decreases in net interest income in both the three and six month periods from these entities primarily resulted from a lower average balance of loans outstanding at the entities during the first half of 2016, resulting from continued loan paydowns.
Investment Fair Value Changes, Net at Consolidated Sequoia Entities

Investment fair value changes, net at consolidated Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities, which together represent the change in value of our retained investments in the consolidated Sequoia entities. The decreases in market value during the first half of 2016 were primarily driven by a reduction in the basis of our retained IO securities from the receipt of interest during that period.

Residential Loans at Consolidated Sequoia Entities
The following table provides details of residential loan activity at consolidated Sequoia entities for the three and six months ended June 30, 2016 and 2015.
Table 34 – Residential Loans at Consolidated Sequoia Entities — Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Balance at beginning of period	$930,027	$1,304,426	$1,021,870	$1,474,386
ASU 2014-13 election adjustment	—	—	—	(103,649)
Adjusted beginning balance	930,027	1,304,426	1,021,870	1,370,737
Principal repayments	(53,597)	(68,547)	(100,938)	(135,797)
Transfers to REO	(3,825)	(1,241)	(5,800)	(3,157)
Deconsolidation adjustments	—	—	(6,871)	—
Changes in fair value, net	7,592	2,476	(28,064)	5,331
Balance at End of Period	$880,197	$1,237,114	$880,197	$1,237,114
Characteristics of Loans at Consolidated Sequoia Entities
The following table highlights unpaid principal balances for loans at consolidated Sequoia entities by product type at June 30, 2016.
Table 35 – Characteristics of Loans at Consolidated Sequoia Entities

June 30, 2016
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
First Lien
ARM	$976,002	1.92%
Hybrid (1)	19,336	2.84%
Total Outstanding Principal	$995,338

(1)	All of these loans have reached the initial interest rate reset date and are currently adjustable rate mortgages.
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise nearly all of the loans in the consolidated Sequoia entities and were primarily originated in 2006 or prior. All of the $19 million of hybrid loans held at consolidated Sequoia entities at June 30, 2016 had reset in 2010, and now act as ARM loans. For outstanding loans at consolidated Sequoia entities at June 30, 2016, the weighted average FICO score of borrowers backing these loans was 729 (at origination) and the weighted average original LTV ratio was 66% (at origination). At June 30, 2016 and December 31, 2015, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $20 million and $27 million, respectively, and the unpaid principal balance of loans in foreclosure was $25 million and $32 million, respectively.

Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three and six months ended June 30, 2016 and 2015. For each of these periods, we had no undistributed REIT taxable income.
Table 36 – Taxable Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except per Share Data)	2016 est. (1)	2015 est. (1)	2016 est. (1)	2015 est. (1)
REIT taxable income	$27,846	$17,885	$45,168	$32,723
Taxable REIT subsidiary income (loss)	2,596	(43,307)	30,114	(29,461)
Total Taxable Income	$30,442	$(25,422)	$75,282	$3,262

Distributions to shareholders	$21,554	$23,606	$43,223	$47,004

REIT taxable income per share	$0.36	$0.21	$0.59	$0.39
Total taxable income per share	$0.39	$(0.30)	$0.98	$0.04

(1)	Our tax results for the three and six months ended June 30, 2016 and 2015 are estimates until we file tax returns for these years.

We currently expect all or nearly all of the dividends we distribute in 2016 will be taxable to shareholders as ordinary income and a smaller portion, if any, will be a return of capital, which is in general, non-taxable. However, based on federal income tax rules related to capital loss carryforwards, none of our 2016 dividend distributions are expected to be characterized as long-term capital gains for federal income tax purposes.
Our estimated total taxable income for the three months ended June 30, 2016 and 2015 included $2 million and $1 million in realized credit losses on investments, respectively. Our estimated total taxable income for the six months ended June 30, 2016 and 2015 included $5 million and $4 million in realized credit losses on investments, respectively. We anticipate an additional $20 million of tax credit losses to be realized over an estimated three- to five-year period based on the securities we currently own. For the three and six months ended June 30, 2016, we realized net capital gain of $7 million and $14 million, respectively, at the REIT for tax purposes.
Tax Provision under GAAP

For three and six months ended June 30, 2016, we recorded a tax provision of $0.3 million and $0.4 million, respectively, compared to a tax provision of $2 million and a tax benefit of $3 million for the three and six months ended June 30, 2015, respectively. Our tax provision or benefit is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The reduction of our tax benefit year-over-year was primarily the result of a valuation allowance being recorded against the net deferred tax assets ("DTAs"), which were generated from GAAP losses, primarily from residential and commercial mortgage banking operations, at our TRS in 2016. The income or loss generated at our TRS will not affect the tax characterization of our 2016 dividends.

Realization of our DTAs is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2015, we reported net federal DTAs, for which we recorded a full valuation allowance. As a result of GAAP losses at our TRS in the first two quarters of 2016, we are forecasting that we will report net federal DTAs at December 31, 2016. We remain uncertain about our ability to generate sufficient taxable income or capital gains in future periods needed to utilize net DTAs beyond the reversal of our deferred tax liabilities, and included a valuation allowance against these forecasted DTAs in the calculation of our estimated annual effective tax rate. Consistent with prior periods, we continued to maintain a valuation allowance against our net state DTAs. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations.

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
The tables below reconcile our estimated total taxable income to our GAAP income for the six months ended June 30, 2016.
Table 37 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Six Months Ended June 30, 2016
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$103,440	$16,353	$119,793	$129,115	$(9,322)
Interest expense	(26,692)	(14,693)	(41,385)	(46,394)	5,009
Net interest income	76,748	1,660	78,408	82,721	(4,313)
Reversal of provision for loan losses	—	—	—	6,243	(6,243)
Realized credit losses	(4,595)	—	(4,595)	—	(4,595)
Mortgage banking activities, net	—	9,028	9,028	14,946	(5,918)
MSR income, net	—	43,994	43,994	9,064	34,930
Investment fair value changes, net	(1,169)	(3,982)	(5,151)	(30,604)	25,453
Operating expenses	(26,341)	(21,584)	(47,925)	(50,607)	2,682
Other income	537	751	1,288	2,514	(1,226)
Realized gains, net	—	284	284	19,422	(19,138)
Provision for income taxes	(12)	(37)	(49)	(355)	306
Net Income	$45,168	$30,114	$75,282	$53,344	$21,938

Income per share	$0.59	$0.39	$0.98	$0.67	$0.31
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
Our total capital was $1.71 billion at June 30, 2016, and included $1.09 billion of equity capital and $0.62 billion of the total $2.68 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $201 million of exchangeable debt due in 2019.
At June 30, 2016, we held $217 million in cash and we estimated that our capital available for investments (defined as the approximate amount of capital we had readily available for long-term investments) was approximately $140 million. We expect this amount to increase by an additional $240 million to $260 million upon the anticipated completion of our commercial mezzanine loan sale during the third quarter of 2016.
In February 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2016, we repurchased 819,738 shares for $10 million pursuant to this new authorization. At June 30, 2016, approximately $90 million of this current authorization remained available for the repurchases of shares of our common stock. Like other investments we may make, any repurchases of our common stock under this authorization would reduce our available capital described above.
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
Cash Flows and Liquidity for the Six Months Ended June 30, 2016
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in credit losses, prepayments, and interest rates. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.

Cash Flows from Operating Activities
Cash flows used in operating activities were $361 million in the first six months of 2016. This amount includes the net cash utilized during the period from the purchase and sale of residential and commercial mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Cash flows for the six months ended June 30, 2016, benefited from the restructuring of our conforming and commercial mortgage banking activities, whereby cash inflows from sales of loans associated with these activities during the first quarter of 2016 were not offset by ongoing outflows of cash as we discontinued the purchase of these types of loans. Excluding cash flows from the purchase, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $24 million and negative $25 million during the first half of 2016 and 2015, respectively.

Additionally, cash flows from operating activities were reduced by the purchase of $9 million of FHLBC stock during the first six months of 2016. Under our FHLB-member subsidiary’s borrowing agreement with the FHLBC, our subsidiary must purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances.
Cash Flows from Investing Activities
During the six months ended June 30, 2016, our net cash provided by investing activities was $732 million and primarily resulted from principal payments on loans held-for-investment at our consolidated Sequoia entities and at Redwood as well as principal payments from, and proceeds from sales of, real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any. Because many of our investment securities are financed through repurchase agreements, a significant portion of the proceeds from any sales of our investment securities would generally be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from prepayments and scheduled amortization in respect of our investment in securities would also generally be used to repay balances under these financing sources.
In addition, during the six months ended June 30, 2016, we had transfers of residential loans with a carrying value of $726 million from held-for-sale to held-for-investment, transfers of commercial loans with a carrying value of $359 million from held-for-investment to held-for-sale, and we retained MSRs with a carrying value of $6 million from the sale of residential loans. These non-cash transactions were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the first six months of 2016, our net cash used in financing activities was $374 million. This primarily resulted from $658 million of net repayments of short-term debt, $159 million of repayments of ABS issued, and $24 million of cash utilized for stock repurchases. These payments were offset by $519 million of net borrowings from the FHLBC that were used to finance residential loans held-for-investment.
 In December 2015, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2016. During the six months ended June 30, 2016, we paid $44 million of cash dividends on our common stock, representing a dividend of $0.56 per share. In August 2016, the Board of Directors declared a regular dividend of $0.28 per share for the third quarter of 2016, which is payable on September 30, 2016 to shareholders of record on September 15, 2016.
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
At June 30, 2016, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $706 million (secured by residential loans with an aggregate fair value of $775 million) and a total uncommitted borrowing limit of $1.40 billion. At June 30, 2016, we also had one short-term commercial loan warehouse facilities with no outstanding balances. In addition, at June 30, 2016, we had an aggregate outstanding short-term debt balance of $353 million under seven securities repurchase facilities, which were secured by securities with a fair market value of $446 million and a commercial loan with a carrying value of $0 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $10 million) at June 30, 2016.
At June 30, 2016, we had $1.06 billion of short-term debt outstanding. During the first six months of 2016, the highest balance of our short-term debt outstanding was $1.87 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At June 30, 2016, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the six months ended June 30, 2016, our FHLB-member subsidiary borrowed an additional $519 million under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At June 30, 2016, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 0.57% and a weighted average maturity of nine years. At June 30, 2016, accrued interest payable on these borrowings was $2 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.27 billion at June 30, 2016. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At June 30, 2016, our subsidiary held $43 million of FHLBC stock that is included in other assets in our consolidated balance sheets.
Convertible Notes
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on these exchangeable notes is approximately 6.5%. During the six months ended June 30, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At June 30, 2016, the outstanding principal amount of these notes was $201 million. At June 30, 2016, the accrued interest payable balance on this debt was $2 million.

In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred issuance costs, the interest expense yield on our convertible notes is approximately 5.4%. At June 30, 2016, the accrued interest payable balance on this debt was $3 million.

Trust Preferred Securities and Subordinated Notes
At June 30, 2016, we had trust preferred securities and subordinated notes of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly distributions at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed in whole. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense, fixing our gross interest expense yield at 6.75%. These swaps are accounted for as cash flow hedges with all interest recorded as a component of net interest income and other valuation changes recorded as a component of equity.
Commercial Secured Borrowings
At June 30, 2016, we had commercial secured borrowings of $65 million resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We structured certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. For each commercial secured borrowing, at such time that the associated senior portion of the loan is repaid or we sell our retained junior portion, the secured borrowing liability and associated senior portion of the loan would be derecognized from our consolidated balance sheet.
 Asset-Backed Securities
At June 30, 2016, there were $995 million (principal balance) of loans owned at consolidated Sequoia securitization entities, which were funded with $987 million (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsection titled "Results of Consolidated Sequoia Entities" in the Results of Operations section of this MD&A for additional details on these entities. During the second quarter of 2016, the debt of the Commercial Securitization was repaid.
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

Our sources of debt financing include short-term secured borrowings under residential loan warehouse facilities, short-term securities repurchase facilities, short-term secured borrowings under commercial loan warehouse facilities, a $10 million committed line of short-term secured credit from a bank, and secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, under its borrowing facility with the FHLBC.

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

At June 30, 2016, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at June 30, 2016 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at June 30, 2016 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements.
Contractual Obligations
The following table presents our contractual obligations and commitments at June 30, 2016, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.
Table 38 – Contractual Obligations and Commitments

June 30, 2016	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,059	$—	$—	$—	$1,059
Convertible notes	—	288	201	—	489
Anticipated interest payments on convertible notes	25	36	6	—	67
FHLBC borrowings	—	—	—	2,000	2,000
Anticipated interest payments on FHLBC borrowings	12	59	81	208	360
Other long-term debt	—	—	—	138	138
Anticipated interest payments on other long-term debt (1)	9	19	19	147	194
Accrued interest payable	9	—	—	—	9
Operating leases	2	2	2	—	6
Total Redwood Obligations and Commitments	$1,116	$404	$309	$2,493	$4,322

Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$—	$—	$—	$987	$987
Anticipated interest payments on ABS (3)	12	36	40	125	213
Accrued interest payable	1	—	—	—	1
Total Obligations of Entities Consolidated for Financial Reporting Purposes	13	36	40	1,112	1,201
Total Consolidated Obligations and Commitments	$1,129	$440	$349	$3,605	$5,523

(1)	Includes anticipated interest payments related to hedges.

(2)
All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)
The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at June 30, 2016.

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
There have been no changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at June 30, 2016, the FHLB-Seattle has received approximately $121 million of principal and $11 million of interest payments in respect of the Seattle Certificate. At June 30, 2016, the Seattle Certificate had a remaining outstanding principal amount of approximately $13 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. At the time the Settle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at June 30, 2016, approximately $13 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. At June 30, 2016, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

Through certain of our wholly-owned subsidiaries, we have in the past engaged in, and expect to continue to engage in, activities relating to the acquisition and securitization of residential mortgage loans. In addition, certain of our wholly-owned subsidiaries have in the past engaged in activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations (commonly referred to as CDO transactions). Because of this involvement in the securitization and CDO businesses, we could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and we could also become the subject of governmental investigations, enforcement actions, or lawsuits, and governmental authorities could allege that we violated applicable law or regulation in the conduct of our business. As an example, we recently became aware of a complaint filed by the State of California on April 1, 2016 against Morgan Stanley & Co. and certain of its affiliates alleging, among other things, that there were misleading statements contained in offering materials for 28 different mortgage pass-through certificates purchased by various California investors, including various California public pension systems, from Morgan Stanley and alleging that Morgan Stanley made false or fraudulent claims in connection with the sale of those certificates. Of the 28 mortgage pass-through certificates that are the subject of the complaint, two are Sequoia mortgage pass-through certificates issued in 2004 and two are Sequoia mortgage pass-through certificates issued in 2007, with respect to each of which certificates our wholly-owned subsidiary, RWT Holdings, Inc., was the sponsor and our wholly-owned subsidiary, Sequoia Residential Funding, Inc., was the depositor. At the time these four Sequoia mortgage pass-through certificates were issued, Sequoia Residential Funding, Inc. and Redwood Trust agreed to indemnify the underwriters of these certificates for certain losses and expenses they might incur as a result of claims made against them relating to these certificates, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At June 30, 2016, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. In February 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under this authorization, during the three and six months ended June 30, 2016, we repurchased 49,683 shares for $1 million and 819,738 shares for $10 million, respectively. At June 30, 2016, approximately $90 million of this current authorization remained available for the repurchase of shares of our common stock.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2016.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
April 1, 2016 - April 30, 2016	—	$—	—	$—
May 1, 2016 - May 31, 2016	—	$—	—	$—
June 1, 2016 - June 30, 2016	50	$13.27	50	$89,934
Total	50	$13.27	50	$89,934

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

10.1*	First Amendment to Employment Agreement, by and between Christopher J. Abate and the Registrant, dated as of August 8, 2016
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015;
(ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015;
(iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2016 and 2015;
(iv) Consolidated Statements of Changes in Stockholder's Equity for the six months ended June 30, 2016 and 2015;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and
(vi) Notes to Consolidated Financial Statements.

____________
*Indicates exhibits that include management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	August 8, 2016	By:	/s/ Martin S. Hughes
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2016	By:	/s/ Christopher J. Abate
Christopher J. Abate
President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2016	By:	/s/ Collin L. Cochrane
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

10.1*	First Amendment to Employment Agreement, by and between Christopher J. Abate and the Registrant, dated as of August 8, 2016
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, is filed in XBRL-formatted interactive data files:
(i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015;
(ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015;
(iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2016 and 2015;
(iv) Consolidated Statements of Changes in Stockholder's Equity for the six months ended June 30, 2016 and 2015;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and
(vi) Notes to Consolidated Financial Statements.

*Indicates exhibits that include management contracts or compensatory plans or arrangements.