Form 10-Q
period 2016-09-30
REDWOOD TRUST INC
filed 2016-11-08
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	76,656,828 shares outstanding as of October 31, 2016

REDWOOD TRUST, INC.
2016 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	September 30, 2016	December 31, 2015
ASSETS (1)
Residential loans, held-for-sale, at fair value	$1,188,514	$1,115,738
Residential loans, held-for-investment, at fair value	3,122,650	2,813,065
Commercial loans, held-for-sale (includes $0 and $39,141 at fair value)	30,400	39,141
Commercial loans, held-for-investment (includes $0 and $67,657 at fair value)	—	363,506
Real estate securities, at fair value	936,910	1,233,256
Mortgage servicing rights, at fair value	106,009	191,976
Cash and cash equivalents	221,372	220,229
Total earning assets	5,605,855	5,976,911
Restricted cash	2,044	5,567
Accrued interest receivable	20,054	23,290
Derivative assets	36,880	16,393
Other assets	207,786	197,886
Total Assets	$5,872,619	$6,220,047

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt	$1,117,405	$1,855,003
Accrued interest payable	15,518	8,936
Derivative liabilities	100,117	62,794
Accrued expenses and other liabilities	69,708	69,897
Asset-backed securities issued (includes $819,868 and $996,820 at fair value), net (2)	819,868	1,049,415
Long-term debt (includes $0 and $63,152 at fair value), net (2)	2,619,873	2,027,737
Total liabilities	4,742,489	5,073,782
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 76,682,333 and 78,162,765 issued and outstanding	767	782
Additional paid-in capital	1,677,623	1,695,956
Accumulated other comprehensive income	54,715	91,993
Cumulative earnings	1,124,580	1,018,683
Cumulative distributions to stockholders	(1,727,555)	(1,661,149)
Total equity	1,130,130	1,146,265
Total Liabilities and Equity	$5,872,619	$6,220,047
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2016 and December 31, 2015, assets of consolidated VIEs totaled $847,399 and $1,195,574, respectively. At September 30, 2016 and December 31, 2015, liabilities of consolidated VIEs totaled $820,391 and $1,050,861, respectively. See Note 4 for further discussion.

(2)
At September 30, 2016 and December 31, 2015, Asset-backed securities issued, net included $0 and $542, respectively, of deferred debt issuance costs, and long-term debt, net included $7,891 and $10,438, respectively, of deferred debt issuance costs.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2016	2015	2016	2015
Interest Income
Residential loans	$35,595	$29,472	$102,149	$80,289
Commercial loans	6,453	11,191	28,834	34,784
Real estate securities	18,600	22,749	58,112	75,363
Other interest income	258	72	926	167
Total interest income	60,906	63,484	190,021	190,603
Interest Expense
Short-term debt	(5,405)	(7,627)	(17,439)	(21,378)
Asset-backed securities issued	(3,193)	(5,190)	(11,457)	(17,037)
Long-term debt	(12,999)	(11,058)	(39,095)	(32,429)
Total interest expense	(21,597)	(23,875)	(67,991)	(70,844)
Net Interest Income	39,309	39,609	122,030	119,759
Reversal of provision for loan losses	859	60	7,102	115
Net Interest Income after Provision	40,168	39,669	129,132	119,874
Non-interest Income (loss)
Mortgage banking activities, net	9,766	1,333	24,712	10,706
Mortgage servicing rights income (loss), net	3,770	3,549	12,834	(6,545)
Investment fair value changes, net	11,918	(14,169)	(18,686)	(17,105)
Other income	1,643	327	4,157	2,435
Realized gains, net	6,615	5,548	26,037	16,170
Total non-interest income (loss), net	33,712	(3,412)	49,054	5,661
Operating expenses	(20,355)	(24,497)	(70,962)	(74,778)
Net Income before Provision for Income Taxes	53,525	11,760	107,224	50,757
(Provision for) benefit from income taxes	(972)	7,404	(1,327)	10,272
Net Income	$52,553	$19,164	$105,897	$61,029

Basic earnings per common share	$0.67	$0.22	$1.34	$0.71
Diluted earnings per common share	$0.58	$0.22	$1.23	$0.69
Regular dividends declared per common share	$0.28	$0.28	$0.84	$0.84
Basic weighted average shares outstanding	76,680,183	83,787,533	76,827,026	83,696,461
Diluted weighted average shares outstanding	97,831,617	85,074,704	97,991,678	85,338,996
——————

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2016	2015	2016	2015
Net Income	$52,553	$19,164	$105,897	$61,029
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	9,038	(5,673)	5,195	(5,701)
Reclassification of unrealized gain on available-for-sale securities to net income	(1,319)	(3,270)	(19,983)	(10,320)
Net unrealized gain (loss) on interest rate agreements	647	(12,049)	(22,545)	(5,023)
Reclassification of unrealized loss on interest rate agreements to net income	18	19	55	77
Total other comprehensive income (loss)	8,384	(20,973)	(37,278)	(20,967)
Total Comprehensive Income	$60,937	$(1,809)	$68,619	$40,062

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2016

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2015	78,162,765	$782	$1,695,956	$91,993	$1,018,683	$(1,661,149)	$1,146,265
Net income	—	—	—	—	105,897	—	105,897
Other comprehensive loss	—	—	—	(37,278)	—	—	(37,278)
Employee stock purchase and incentive plans	437,441	4	(4,183)	—	—	—	(4,179)
Non-cash equity award compensation	—	—	10,595	—	—	—	10,595
Share repurchases	(1,917,873)	(19)	(24,745)	—	—	—	(24,764)
Common dividends declared	—	—	—	—	—	(66,406)	(66,406)
September 30, 2016	76,682,333	$767	$1,677,623	$54,715	$1,124,580	$(1,727,555)	$1,130,130

For the Nine Months Ended September 30, 2015

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2014	83,443,141	$834	$1,774,030	$140,688	$906,867	$(1,566,278)	$1,256,141
Cumulative effect adjustment - adoption of ASU 2014-13 (1)	—	—	—	—	9,728	—	9,728
January 1, 2015	83,443,141	834	1,774,030	140,688	916,595	(1,566,278)	1,265,869
Net income	—	—	—	—	61,029	—	61,029
Other comprehensive income	—	—	—	(20,967)	—	—	(20,967)
Dividend reinvestment & stock purchase plans	418,508	4	6,830	—	—	—	6,834
Employee stock purchase and incentive plans	714,801	7	(7,735)	—	—	—	(7,728)
Non-cash equity award compensation	—	—	9,002	—	—	—	9,002
Share repurchases	(2,451,523)	(24)	(35,352)	—	—	—	(35,376)
Common dividends declared	—	—	—	—	—	(72,088)	(72,088)
September 30, 2015	82,124,927	$821	$1,746,775	$119,721	$977,624	$(1,638,366)	$1,206,575

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

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$105,897	$61,029
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(20,251)	(26,244)
Depreciation and amortization of non-financial assets	849	510
Purchases of held-for-sale loans	(3,817,445)	(8,794,939)
Proceeds from sales of held-for-sale loans	2,930,641	7,741,024
Principal payments on held-for-sale loans	55,694	46,952
Net settlements of derivatives	(13,914)	(47,002)
Provision for loan losses	(7,102)	(115)
Non-cash equity award compensation expense	10,595	9,002
Market valuation adjustments	9,238	40,546
Realized gains, net	(26,037)	(16,170)
Net change in:
Accrued interest receivable and other assets	7,983	(90,605)
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	7,728	26,094
Net cash used in operating activities	(756,124)	(1,049,918)
Cash Flows From Investing Activities:
Purchases of loans held-for-investment	—	(22,219)
Proceeds from sales of loans held-for-investment	219,639	—
Principal payments on loans held-for-investment	574,037	359,714
Purchases of real estate securities	(212,364)	(66,601)
Proceeds from sales of real estate securities	482,716	309,101
Principal payments on real estate securities	60,978	103,664
Purchase of mortgage servicing rights	(15,286)	(23,315)
Proceeds from sales of mortgage servicing rights	35,717	17,235
Net change in restricted cash	3,523	(7,733)
Net cash provided by investing activities	1,148,960	669,846
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	3,156,642	6,213,505
Repayments on short-term debt	(3,894,240)	(6,160,226)
Repayments on asset-backed securities issued	(208,801)	(256,614)
Deferred securities issuance costs	—	(33)
Proceeds from issuance of long-term debt	771,287	1,156,396
Repayments on long-term debt	(118,146)	(502,268)
Net settlements of derivatives	(119)	(32)
Net proceeds from issuance of common stock	220	7,198
Net payments on repurchase of common stock	(27,731)	(32,042)
Taxes paid on equity award distributions	(4,399)	(8,092)
Dividends paid	(66,406)	(72,088)
Net cash (used in) provided by financing activities	(391,693)	345,704
Net increase (decrease) in cash and cash equivalents	1,143	(34,368)
Cash and cash equivalents at beginning of period	220,229	269,730
Cash and cash equivalents at end of period	$221,372	$235,362
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$62,053	$57,998
Taxes	826	55
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$3,673	$39,698
Retention of mortgage servicing rights from loan securitizations and sales	7,679	52,297
Transfers from loans held-for-sale to loans held-for-investment	877,744	964,013
Transfers from loans held-for-investment to loans held-for-sale	359,005	66,918
Transfers from residential loans to real estate owned	8,479	5,740
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at September 30, 2016 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2016 should not be construed as indicative of the results to be expected for the full year.
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
September 30, 2016
(Unaudited)
Note 2. Basis of Presentation - (continued)

Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities where we maintain an ongoing involvement. From its creation in 2012 through the second quarter of 2016, when the third party financing was repaid, we consolidated the assets and liabilities of an entity formed in connection with a commercial securitization we engaged in (“Commercial Securitization”). We also consolidated the assets and liabilities of an entity formed in connection with a resecuritization transaction we engaged in (“Residential Resecuritization”) from its creation in 2011 through the fourth quarter of 2015, when the debt of the entity was repaid, the assets of the entity were distributed to us, and the entity was dissolved. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
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
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our 2015 Annual Report on Form 10-K is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial condition and results of operations for the three and nine months ended September 30, 2016.
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
September 30, 2016
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is required to be applied on a retrospective basis. We adopted this guidance, as required, in the first quarter of 2016 and now present our deferred securities issuance costs as a reduction to the related liabilities on our consolidated balance sheets for all periods presented. At September 30, 2016 and December 31, 2015, we included zero and $0.5 million, respectively, of deferred securities issuance costs as a reduction to our ABS issued and presented these amounts together as ABS issued, net on our consolidated balance sheets and we included $8 million and $10 million, respectively, of deferred securities issuance costs as a reduction to our long-term debt and presented these amounts together as Long-term debt, net on our consolidated balance sheets.
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
Other Recent Accounting Pronouncements
In October 2016, the FASB issued ASU 2016-17, "Consolidation (Topic 810): Interests Held Through Related Parties that Are Under Common Control." This new guidance amends the consolidation guidance on how a reporting entity, that is the single decision maker of a VIE, evaluates whether it is the primary beneficiary of a VIE. This new guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We plan to adopt this new guidance by the required date and we are currently evaluating the impact that this update will have on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This new guidance allows an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. It also eliminates the exceptions for an intra-entity transfer of assets other than inventory. This new guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. We plan to adopt this new guidance by the required date and we are currently evaluating the impact that this update will have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This new guidance provides guidance on how to present and classify certain cash receipts and cash payments in the statement of cash flows. This new guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. We plan to adopt this new guidance by the required date and we are currently evaluating the impact that this update will have on our consolidated financial statements.
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
September 30, 2016
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of 2018 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2017. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This new ASU provides more specific guidance on certain aspects of Topic 606. Based on our initial evaluation of this new accounting standard, we do not expect that its adoption will have a material impact on our consolidated financial statements, as financial instruments are explicitly scoped out of the standard and nearly all of our income is generated from financial instruments. We will continue evaluating this new standard and caution that any changes in our business or additional amendments to this standard could change our initial assessment.
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
September 30, 2016
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at September 30, 2016 and December 31, 2015.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
September 30, 2016 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$29,073	$—	$29,073	$(25,048)	$(4,025)	$—
TBAs	1,514	—	1,514	(1,467)	—	47
Futures	257	—	257	(54)	—	203
Total Assets	$30,844	$—	$30,844	$(26,569)	$(4,025)	$250

Liabilities (2)
Interest rate agreements	$(95,171)	$—	$(95,171)	$25,048	$70,123	$—
TBAs	(4,335)	—	(4,335)	1,467	2,772	(96)
Futures	(54)	—	(54)	54	—	—
Loan warehouse debt	(837,846)	—	(837,846)	837,846	—	—
Security repurchase agreements	(279,559)	—	(279,559)	279,559	—	—
Total Liabilities	$(1,216,965)	$—	$(1,216,965)	$1,143,974	$72,895	$(96)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
September 30, 2016
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
Analysis of Consolidated VIEs
At September 30, 2016, we consolidated certain Sequoia securitization entities issued prior to 2012 that we determined were VIEs and for which we determined we were the primary beneficiary. As discussed in Note 2, we previously consolidated our Commercial Securitization through the second quarter of 2016 and our Residential Resecuritization through the fourth quarter of 2015. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

September 30, 2016	Sequoia Entities
(Dollars in Thousands)
Residential loans, held-for-investment	$839,976
Restricted cash	148
Accrued interest receivable	1,030
Other assets	6,245
Total Assets	$847,399
Accrued interest payable	$523
Asset-backed securities issued	819,868
Total Liabilities	$820,391

Number of VIEs	20

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 28 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
The following table presents information related to securitization transactions that occurred during the three and nine months ended September 30, 2016 and 2015.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Principal balance of loans transferred	$348,537	$—	$693,427	$1,038,451
Trading securities retained, at fair value	—	—	—	33,389
AFS securities retained, at fair value	1,839	—	3,673	6,309
MSRs recognized	1,971	—	4,102	7,874

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table summarizes the cash flows during the three and nine months ended September 30, 2016 and 2015 between us and the unconsolidated VIEs sponsored by us.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Proceeds from new transfers	$356,497	$—	$708,539	$1,018,312
MSR fees received	3,473	3,817	10,397	11,287
Funding of compensating interest	(98)	(86)	(254)	(283)
Cash flows received on retained securities	6,384	8,190	24,314	31,541
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
At Date of Securitization	MSRs	Subordinate Securities	MSRs	Senior Securities	Subordinate Securities
Prepayment rate	24%	15%	N/A	N/A	N/A
Discount rates	11%	7%	N/A	N/A	N/A
Credit loss assumptions	N/A	0.25%	N/A	N/A	N/A

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
At Date of Securitization	MSRs	Subordinate Securities	MSRs	Senior Securities	Subordinate Securities
Prepayment rate	22%	15%	14%	8%	8%
Discount rates	11%	7%	11%	3%	6%
Credit loss assumptions	N/A	0.25%	N/A	0.25%	0.25%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents additional information at September 30, 2016 and December 31, 2015, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	September 30, 2016	December 31, 2015
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$31,271	$258,697
Subordinate securities, classified as AFS	237,248	272,715
Mortgage servicing rights	35,609	56,984
Maximum loss exposure (1)	$304,128	$588,396
Assets transferred:
Principal balance of loans outstanding	$6,990,350	$7,318,167
Principal balance of delinquent loans 30+ days delinquent	19,775	18,300

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at September 30, 2016 and December 31, 2015.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

September 30, 2016	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at September 30, 2016	$35,609	$19,098	$249,421
Expected life (in years) (2)	5	5	12
Prepayment speed assumption (annual CPR) (2)	25%	14%	14%
Decrease in fair value from:
10% adverse change	$2,414	$893	$955
25% adverse change	5,687	2,119	2,364
Discount rate assumption (2)	11%	15%	5%
Decrease in fair value from:
100 basis point increase	$861	$551	$19,395
200 basis point increase	1,674	1,072	36,292
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$11	$1,220
25% higher losses	N/A	27	3,048

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2015	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2015	$56,984	$248,570	$282,842
Expected life (in years) (2)	7	5	12
Prepayment speed assumption (annual CPR) (2)	11%	10%	12%
Decrease in fair value from:
10% adverse change	$2,868	$2,042	$901
25% adverse change	6,119	4,810	2,278
Discount rate assumption (2)	11%	5%	6%
Decrease in fair value from:
100 basis point increase	$2,711	$10,029	$21,981
200 basis point increase	4,745	19,365	41,156
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$35	$1,244
25% higher losses	N/A	86	3,129

(1)	Senior securities included $19 million and $31 million of interest only securities at September 30, 2016 and December 31, 2015, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at September 30, 2016, grouped by security type.
Table 4.7 – Third-Party Sponsored VIE Summary

(Dollars in Thousands)	September 30, 2016
Mortgage Backed Securities
Senior	$76,685
Re-REMIC	161,234
Subordinate	430,471
Total Investments in Third-Party Sponsored VIEs	$668,390
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
September 30, 2016
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
September 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2016 and December 31, 2015.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$1,187,240	$1,187,240	$1,114,305	$1,114,305
At lower of cost or fair value	1,274	1,459	1,433	1,635
Residential loans, held-for-investment
At fair value	3,122,650	3,122,650	2,813,065	2,813,065
Commercial loans, held-for-sale
At fair value	—	—	39,141	39,141
At lower of cost or fair value	30,400	32,239	—	—
Commercial loans, held-for-investment
At fair value	—	—	67,657	67,657
At amortized cost	—	—	295,849	300,824
Trading securities	341,269	341,269	404,011	404,011
Available-for-sale securities	595,641	595,641	829,245	829,245
MSRs	106,009	106,009	191,976	191,976
Cash and cash equivalents	221,372	221,372	220,229	220,229
Restricted cash	2,044	2,044	5,567	5,567
Accrued interest receivable	20,054	20,054	23,290	23,290
Derivative assets	36,880	36,880	16,393	16,393
REO (1)	6,245	6,342	4,896	5,282
Margin receivable (1)	96,650	96,650	83,191	83,191
FHLBC stock (1)	43,393	43,393	34,437	34,437
Guarantee asset (1)	3,627	3,627	5,697	5,697
Pledged collateral (1)	43,802	43,802	53,600	53,600
Liabilities
Short-term debt	$1,117,405	$1,117,405	$1,855,003	$1,855,003
Accrued interest payable	15,518	15,518	8,936	8,936
Margin payable	13,313	13,313	6,415	6,415
Guarantee obligation	23,011	21,968	22,704	22,702
Derivative liabilities	100,117	100,117	62,794	62,794
ABS issued, net (2)
Fair value	819,868	819,868	996,820	996,820
Amortized cost	—	—	52,595	53,137
FHLBC long-term borrowings	1,999,999	1,999,999	1,343,023	1,343,023
Commercial secured borrowings	—	—	63,152	63,152
Convertible notes, net (2)	481,396	496,719	483,119	461,053
Trust preferred securities and subordinated notes, net (2)	138,478	83,700	138,443	83,700

(1)	These assets are included in other assets on our consolidated balance sheets.

(2)
On January 1, 2016, we adopted ASU 2015-03 and began to present ABS issued, convertible notes, and trust preferred securities and subordinated notes, each net of deferred debt issuance costs. See Note 3 for further discussion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

During the three and nine months ended September 30, 2016, we elected the fair value option for $64 million and $187 million of subordinate securities, $1.22 billion and $3.73 billion of residential loans (principal balance), and $3 million and $23 million of MSRs, respectively. We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to securitizations as well as for MSRs purchased or retained from sales of residential loans.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at September 30, 2016 and December 31, 2015, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2016	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$4,309,890	$—	$—	$4,309,890
Trading securities	341,269	—	—	341,269
Available-for-sale securities	595,641	—	—	595,641
Derivative assets	36,880	1,771	29,073	6,036
MSRs	106,009	—	—	106,009
Pledged collateral	43,802	43,802	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	3,627	—	—	3,627

Liabilities
Derivative liabilities	$100,117	$4,389	$95,171	$557
ABS issued	819,868	—	—	819,868

December 31, 2015	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$3,927,370	$—	$129,819	$3,797,551
Commercial loans	106,798	—	—	106,798
Trading securities	404,011	—	—	404,011
Available-for-sale securities	829,245	—	—	829,245
Derivative assets	16,393	2,734	8,988	4,671
MSRs	191,976	—	—	191,976
Pledged collateral	53,600	53,600	—	—
FHLBC stock	34,437	—	34,437	—
Guarantee asset	5,697	—	—	5,697

Liabilities
Derivative liabilities	$62,794	$2,963	$58,368	$1,463
Commercial secured borrowings	63,152	—	—	63,152
ABS issued	996,820	—	—	996,820

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2016.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets							Liabilities
	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives(1)	Commercial Secured Borrowings	ABS Issued
(In Thousands)
Beginning balance - December 31, 2015	$3,797,551	$106,798	$404,011	$829,245	$191,976	$5,697	$3,208	$63,152	$996,820
Acquisitions	3,615,003	37,625	187,149	28,888	22,941	—	—	—	—
Sales	(2,544,595)	(81,523)	(241,208)	(241,232)	(38,419)	—	—	—	—
Principal paydowns	(569,591)	(476)	(13,591)	(47,387)	—	—	—	(306)	(155,662)
Gains (losses) in net income, net	13,126	2,791	4,908	41,537	(70,489)	(2,070)	41,110	2,369	(14,419)
Unrealized losses in OCI, net	—	—	—	(15,410)	—	—	—	—	—
Other settlements, net (2)	(1,604)	(65,215)	—	—	—	—	(38,839)	(65,215)	(6,871)
Ending Balance - September 30, 2016	$4,309,890	$—	$341,269	$595,641	$106,009	$3,627	$5,479	$—	$819,868

(1)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.

(2)
Other settlements, net for derivatives represents the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans. For commercial secured borrowings, the reduction represents the derecognition of our commercial secured borrowings and related commercial A-note investments upon sale of the associated B-notes.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at September 30, 2016 and 2015. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and nine months ended September 30, 2016 and 2015 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2016 and 2015 Included in Net Income

	Included in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Assets
Residential loans at Redwood	$3,818	$16,451	$32,202	$12,115
Residential loans at consolidated Sequoia entities	9,200	(419)	(18,864)	4,912
Commercial loans	—	3,175	—	1,971
Trading securities	8,646	(8,298)	978	(13,274)
Available-for-sale securities	—	(226)	(305)	(226)
MSRs	6,549	(25,523)	(36,738)	(15,989)
Loan purchase commitments	5,381	—	5,896	—
Other assets - Guarantee asset	307	(1,098)	(2,070)	(1,799)

Liabilities
Loan purchase commitments	$—	$9,736	$—	$9,806
Commercial secured borrowing	—	(454)	—	750
ABS issued	10,522	300	(14,419)	(6,198)
The following table presents information on assets recorded at fair value on a non-recurring basis at September 30, 2016. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheet at September 30, 2016.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at September 30, 2016

					Gain (Loss) for
September 30, 2016	Carrying Value	Fair Value Measurements Using			Three Months Ended	Nine Months Ended
(In Thousands)		Level 1	Level 2	Level 3	September 30, 2016	September 30, 2016
Assets
Residential loans, at lower of cost or fair value	$954	$—	$—	$954	$3	$36
Commercial loans, at lower of cost or fair value	2,700	—	—	2,700	(300)	(300)
REO	1,989	—	—	1,989	(139)	(351)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and nine months ended September 30, 2016 and 2015.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$650	$11,010	$11,948	$9,892
Residential loan purchase and forward sale commitments	12,021	25,173	35,508	44,482
Commercial loans, at fair value (1)	—	3,974	433	10,819
Sequoia securities	—	—	1,455	(14,359)
Risk management derivatives, net	(3,287)	(40,110)	(25,281)	(43,674)
Total mortgage banking activities, net (2)	$9,384	$47	$24,063	$7,160
Investment Fair Value Changes, Net
Residential loans held-for-investment at Redwood	$(655)	$9,077	$22,161	$5,170
Trading securities	8,898	(8,784)	3,728	(1,587)
Valuation adjustments on commercial loans held-for-sale	(307)	—	(307)	—
Net investments in consolidated Sequoia entities	(255)	(500)	(2,086)	(2,277)
Risk sharing investments	15	(1,098)	(689)	(1,799)
Risk management derivatives, net	4,222	(12,638)	(41,188)	(16,386)
Impairments on AFS securities	—	(226)	(305)	(226)
Total investment fair value changes, net	$11,918	$(14,169)	$(18,686)	$(17,105)
MSR Income (Loss), Net
MSRs	$1,380	$(28,496)	$(70,489)	$(32,337)
Risk management derivatives, net	(6,336)	23,551	55,874	1,736
Total MSR loss, net (3)	$(4,956)	$(4,945)	$(14,615)	$(30,601)
Total Market Valuation Gains (Losses), Net	$16,346	$(19,067)	$(9,238)	$(40,546)

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
September 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

At September 30, 2016, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2015. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

September 30, 2016	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets
Residential loans, at fair value:
Jumbo fixed rate loans	$2,404,070	Whole loan spread to TBA price	$3.04	-	$4.35		$4.31
		Whole loan spread to swap rate	275	-	325	bps	324	bps

Jumbo hybrid loans	160,047	Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate	130	-	275	bps	150	bps

Jumbo loans committed to sell	905,797	Whole loan committed sales price	$101.42	-	$103.08		$102.22
		IO multiple	2.8	-	2.8	x	2.8	x
		Prepayment rate (annual CPR)	15	-	15%		15%
		Senior spread to TBA price	$2.13	-	$2.13		$2.13
		Subordinate spread to swap rate	200	-	857	bps	313	bps
		Credit support	5	-	5%		5%

Loans held by consolidated Sequoia entities (1)	839,976	Liability price			N/A		N/A

Residential loans, at lower of cost or fair value	954	Loss severity	15	-	30%		17%

Trading and AFS securities	936,910	Discount rate	5	-	12%		7%
		Prepayment rate (annual CPR)	1	-	41%		18%
		Default rate	0	-	35%		2%
		Loss severity	20	-	65%		21%
		Credit support	0	-	48%		3%

MSRs	106,009	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	9	-	25%		18%
		Per loan annual cost to service	$72	-	$82		$78

Guarantee asset	3,627	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	18	-	18%		18%

REO	5,396	Loss severity	2	-	100%		21%

Loan purchase commitments, net (2)	5,479	MSR multiple	0.9	-	4.7	x	2.7	x
		Fallout rate	2	-	85%		28%
		Whole loan spread to TBA price	$3.04	-	$4.20		$4.16
		Whole loan spread to swap rate - fixed rate	275	-	325	bps	324	bps
		Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate - hybrid	130	-	275	bps	156	bps

Liabilities
ABS issued	819,868	Discount rate	5	-	9%		5%
		Prepayment rate (annual CPR)	2	-	20%		15%
		Default rate	1	-	12%		7%
		Loss severity	20	-	32%		27%
		Credit support	0	-	22%		13%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Residential loans
Estimated fair values for residential loans are determined using models that incorporate various observable inputs, including pricing information from recent securitizations and whole loan sales. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices for senior residential mortgage-backed securities ("RMBS") and indexed swap rates for subordinate RMBS (Level 3). Pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed to be announced ("TBA") prices and indexed swap rates for fixed-rate loans and indexed swap rates for hybrid loans (Level 3). Other observable inputs include benchmark interest rates, and prepayment rates. At September 30, 2016, our jumbo fixed-rate loans that were not committed to sell were priced exclusively using whole loan sale inputs. These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions.
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
September 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at September 30, 2016, we received dealer price indications on 72% of our securities, representing 82% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.
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
As part of our MSR valuation process, we received a valuation estimate from a third-party valuations firm. In the aggregate, our internal valuation of the MSRs were approximately 5% lower than the third-party valuation.
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
September 30, 2016
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
September 30, 2016
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

ABS issued
ABS issued includes asset-backed securities issued through the Sequoia, Residential Resecuritization, and Commercial Securitization entities. These instruments are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators factored into the analysis include bid/ask spreads, the amount and timing of collateral credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These liabilities would generally decrease in value (become a larger liability) if credit losses decreased or if the prepayment rate or discount rate were to increase.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 6. Residential Loans
We acquire residential loans from third-party originators. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at September 30, 2016 and December 31, 2015.
Table 6.1 – Classifications and Carrying Values of the Residential Loans

September 30, 2016
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale
At fair value - jumbo	$1,187,240	$—	$1,187,240
At lower of cost or fair value - jumbo	1,274	—	1,274
Total held-for-sale	1,188,514	—	1,188,514
Held-for-investment
At fair value - jumbo	2,282,674	839,976	3,122,650
Total Residential Loans	$3,471,188	$839,976	$4,311,164

December 31, 2015
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale
At fair value - conforming	$129,819	$—	$129,819
At fair value - jumbo	984,486	—	984,486
Lower of cost or fair value - jumbo	1,433	—	1,433
Total held-for-sale	1,115,738	—	1,115,738
Held-for-investment
At fair value - jumbo	1,791,195	1,021,870	2,813,065
Total Residential Loans	$2,906,933	$1,021,870	$3,928,803
At September 30, 2016, we owned mortgage servicing rights associated with $2.58 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheet. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
At September 30, 2016, we owned 1,528 loans held-for-sale at fair value with an aggregate unpaid principal balance of $1.16 billion and a fair value of $1.19 billion, compared to 1,763 loans with an aggregate unpaid principal balance of $1.09 billion and a fair value of $1.11 billion at December 31, 2015. At September 30, 2016, none of these loans were greater than 90 days delinquent or in foreclosure. At December 31, 2015, one of these loans with a fair value of $1 million was greater than 90 days delinquent and one of these loans with a fair value of $1 million was in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 6. Residential Loans - (continued)

During the three and nine months ended September 30, 2016, we purchased $1.22 billion and $3.73 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $755 million and $2.80 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $1 million and $12 million, respectively, through Mortgage banking activities, net, a component of our consolidated statements of income. At September 30, 2016, loans held-for-sale with a market value of $941 million were pledged as collateral under short-term borrowing agreements.
During the three and nine months ended September 30, 2015, we purchased $2.91 billion and $8.09 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $2.07 billion and $7.00 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $11 million and $10 million, respectively, through Mortgage banking activities, net, a component of our consolidated statements of income.
At Lower of Cost or Fair Value
At September 30, 2016 and December 31, 2015, we held eight and nine, respectively, residential loans at the lower of cost or fair value with $2 million in outstanding principal balance for both periods and a carrying value of $1 million for both periods. At September 30, 2016, one of these loans with an unpaid principal balance of $0.4 million was greater than 90 days delinquent and one of these loans with an unpaid principal balance of $0.1 million was in foreclosure. At December 31, 2015, one of these loans with an unpaid principal balance of $0.4 million was greater than 90 days delinquent and one of these loans with an unpaid principal balance of $0.1 million was in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At September 30, 2016, we owned 3,056 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.21 billion and a fair value of $2.28 billion, compared to 2,398 loans with an aggregate unpaid principal balance of $1.76 billion and a fair value of $1.79 billion at December 31, 2015. At both September 30, 2016 and December 31, 2015, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three and nine months ended September 30, 2016, we transferred loans with a fair value of $152 million and $878 million, respectively, from held-for-sale to held-for-investment. During the three and nine months ended September 30, 2016, we transferred loans with a fair value of zero and $56 million, respectively, from held-for-investment to held-for-sale. During the three and nine months ended September 30, 2016, we recorded a net market valuation loss of $1 million and a net market valuation gain of $22 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net, a component of our consolidated statements of income. At September 30, 2016, loans with a fair value of $2.27 billion were pledged as collateral under a borrowing agreement with the FHLBC.
During the three and nine months ended September 30, 2015, we transferred loans with a fair value of $300 million and $962 million, respectively, from held-for-sale to held-for-investment. During the three months ended September 30, 2015, we transferred loans with a fair value of $67 million from held-for-investment to held-for-sale. During the three and nine months ended September 30, 2015, we recorded net market valuation gains of $9 million and $5 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net, a component of our consolidated statements of income.
At September 30, 2016, the outstanding loans held-for-investment at Redwood were prime-quality, first lien loans, of which 93% were originated between 2013 and 2016, and 7% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 773 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 66% (at origination). At September 30, 2016, these loans were comprised of 99.5% fixed-rate loans with a weighted average coupon of 4.13%, and the remainder were hybrid or ARM loans with a weighted average coupon of 3.83%.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 6. Residential Loans - (continued)

At Consolidated Sequoia Entities
At September 30, 2016, we owned 3,901 held-for-investment loans at consolidated Sequoia entities, with an aggregate unpaid principal balance of $943 million and a fair value of $840 million, as compared to 4,545 loans at December 31, 2015, with an aggregate unpaid principal balance of $1.12 billion and a fair value of $1.02 billion. At origination, the weighted average FICO score of borrowers backing these loans was 728, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality.
At September 30, 2016 and December 31, 2015, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $19 million and $27 million, respectively, and the unpaid principal balance of loans in foreclosure was $18 million and $32 million, respectively. During the three and nine months ended September 30, 2016, we recorded a net market valuation gain of $9 million and a net market valuation loss of $19 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. During the three and nine months ended September 30, 2015, we recorded a net market valuation loss of $0.4 million and a net market valuation gain of $5 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income.
Note 7. Commercial Loans
We invest in commercial loans that we historically originated or acquired. In February 2016, we ceased originating commercial loans and in June 2016, we engaged a broker to sell our commercial loan portfolio. As a result, we reclassified most of our loans from held-for-investment to held-for-sale. As discussed further below, during the third quarter of 2016, we sold a significant portion of our commercial loans. The following table summarizes the classifications and carrying value of commercial loans at September 30, 2016 and December 31, 2015.
Table 7.1 – Classifications and Carrying Value of Commercial Loans

(In Thousands)	September 30, 2016	December 31, 2015
Held-for-sale
At fair value	$—	$39,141
At lower of cost or fair value	30,400	—
Held-for-investment
At fair value	—	67,657
At amortized cost	—	295,849
Total Commercial Loans	$30,400	$402,647
Of the held-for-investment commercial loans at amortized cost shown above at December 31, 2015, $166 million were financed through the Commercial Securitization entity and $135 million were pledged as collateral under short-term borrowing arrangements.
Commercial Loans Held-for-Sale
At Fair Value
In June 2016, we transferred commercial mezzanine loans with an unpaid principal balance of $67 million and a carrying value of $70 million from held-for-investment at fair value to held-for-sale at fair value. During the third quarter of 2016, we sold all of our remaining commercial loans held-for-sale at fair value.
At December 31, 2015, commercial loans held-for-sale at fair value included four senior commercial mortgage loans with an aggregate outstanding principal balance of $39 million and an aggregate fair value of $39 million. During the three months ended September 30, 2016, we did not acquire or sell any senior commercial mortgage loans and we did not record any market valuation gains or losses on senior commercial mortgage loans. During the nine months ended September 30, 2016, we acquired $38 million (principal balance) of senior commercial loans for which we elected the fair value option and sold $76 million (principal balance) of loans to third parties. During the nine months ended September 30, 2016, we recorded $0.4 million of net market valuation gains on senior commercial mortgage loans, for which we elected the fair value option, through Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)
Note 7. Commercial Loans - (continued)

During the three and nine months ended September 30, 2015, we acquired $168 million and $518 million (principal balance), respectively, of senior commercial loans for which we elected the fair value option and sold $254 million and $602 million (principal balance), respectively, of loans to third parties. During the three and nine months ended September 30, 2015, we recorded $4 million and $11 million, respectively, of net market valuation gains on senior commercial mortgage loans for which we elected the fair value option through Mortgage banking activities, net on our consolidated statements of income.
At Lower of Cost or Fair Value
Commercial loans held-for-sale at the lower of cost or fair value primarily include mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property. At September 30, 2016, we held six commercial loans at the lower of cost or fair value with $31 million in outstanding principal balance, a carrying value of $30 million, and an estimated net fair value of $32 million.
In June 2016, we transferred loans with an unpaid principal balance of $237 million and a carrying value of $233 million from held-for-investment at amortized cost to held-for-sale at the lower of cost or fair value, resulting from our decision to sell these loans. As we determined that the fair value of these loans was greater than their carrying value, we recorded the loans at their then current amortized cost, eliminating $4 million of net purchase discount and establishing a valuation adjustment of $4 million.
During the third quarter of 2016, we entered into an agreement with a third party to sell most of our remaining commercial mezzanine loans and, as of September 30, 2016, had completed the sale of loans with a principal balance of $203 million, which resulted in gains of $5 million that are presented in Realized gains, net on our consolidated statements of income. At September 30, 2016, we held six loans, of which five are pending sale pursuant to the sale agreement entered into during the third quarter of 2016, subject to the satisfaction of certain conditions. The remaining loan had a carrying value of $3 million at September 30, 2016, and during the third quarter of 2016, this loan experienced a technical default and we recorded a valuation adjustment of $0.3 million through Investment fair value changes, net, a component of our consolidated statements of income.
Commercial Loans Held-for-Investment
At Amortized Cost
Commercial loans held-for-investment include mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property. As described above, in June 2016, we transferred most of our held for investment loans to held-for-sale. The following table provides additional information for our commercial loans held-for-investment at amortized cost at September 30, 2016 and December 31, 2015.
Table 7.2 – Carrying Value for Commercial Loans Held-for-Investment at Amortized Cost

(In Thousands)	September 30, 2016	December 31, 2015
Principal balance	$—	$307,047
Unamortized discount, net	—	(4,096)
Recorded investment	—	302,951
Allowance for loan losses	—	(7,102)
Carrying Value	$—	$295,849
At September 30, 2016 and December 31, 2015, we held zero and 59 commercial loans held-for-investment at amortized cost, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)
Note 7. Commercial Loans - (continued)

Allowance for Loan Losses on Commercial Loans
For commercial loans classified as held-for-investment, we establish and maintain an allowance for loan losses. The allowance includes a component for loans collectively evaluated for impairment and a component for loans individually evaluated for impairment.
During the second quarter of 2016, we transferred most of our held-for-investment loans to held-for-sale and recorded a reversal of provision for loan losses. This was based on our determination that the fair market value of these loans was higher than their amortized cost basis. As such, no valuation adjustment for the held-for-sale loans was charged against the allowance for loan losses during that quarter and the previously outstanding allowance associated with these loans was eliminated and a reversal of provision for loan losses was recorded in the second quarter of 2016.
During the third quarter of 2016, our remaining commercial loans held-for-investment were repaid in full and, as result, we reversed our remaining provision for loan losses. The following table presents the principal balance of commercial loans held-for-investment by risk category.
Table 7.3 – Principal Balance of Commercial Loans Held-for-Investment by Risk Category

(In Thousands)	September 30, 2016	December 31, 2015
Pass	$—	$272,768
Watch list	—	34,279
Workout	—	—
Total Commercial Loans Held-for-Investment	$—	$307,047
The following table summarizes the activity in the allowance for commercial loan losses for the three and nine months ended September 30, 2016 and 2015.
Table 7.4 – Activity in the Allowance for Commercial Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Balance at beginning of period	$859	$7,401	$7,102	$7,456
Reversal of provision for loan losses	(859)	(60)	(7,102)	(115)
Balance at End of Period	$—	$7,341	$—	$7,341
At December 31, 2015, all of our commercial loans collectively evaluated for impairment were current.
The following table summarizes the balances for loans collectively evaluated for impairment at September 30, 2016 and December 31, 2015.
Table 7.5 – Loans Collectively Evaluated for Impairment Review

(In Thousands)	September 30, 2016	December 31, 2015
Principal balance	$—	$307,047
Recorded investment	—	302,951
Related allowance	—	7,102

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 8. Real Estate Securities
We invest in real estate securities. The following table presents the fair values of our real estate securities by type at September 30, 2016 and December 31, 2015.
Table 8.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	September 30, 2016	December 31, 2015
Trading	$341,269	$404,011
Available-for-sale	595,641	829,245
Total Real Estate Securities	$936,910	$1,233,256
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
Trading Securities
The following table presents the fair value of trading securities by collateral type at September 30, 2016 and December 31, 2015.
Table 8.2 – Trading Securities by Collateral Type

(In Thousands)	September 30, 2016	December 31, 2015
Senior Securities
Prime	$19,098	$248,570
Non-prime	5,394	5,781
Total Senior Securities	24,492	254,351
Subordinate Securities
Prime mezzanine	194,832	136,140
Prime subordinate	121,945	13,520
Total Subordinate Securities	316,777	149,660
Total Trading Securities	$341,269	$404,011
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities are primarily comprised of residential mortgage backed securities.
At September 30, 2016 and December 31, 2015, our senior trading securities included $24 million and $37 million, respectively, of interest-only securities, for which there is no principal balance, and the remaining unpaid principal balance of our senior trading securities was zero and $217 million, respectively, and our subordinate trading securities had an unpaid principal balance of $332 million and $168 million, respectively.
At September 30, 2016 and December 31, 2015, subordinate trading securities included $134 million and $48 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $12 million and $259 million, respectively, of Sequoia securities, $98 million and $89 million, respectively, of other third party residential securities, and $73 million and $8 million, respectively, of third-party commercial mortgage backed securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 8. Real Estate Securities - (continued)

During the three and nine months ended September 30, 2016, we acquired $65 million and $198 million (principal balance), respectively, of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $2 million and $238 million, respectively, of such securities. During the three and nine months ended September 30, 2015, we acquired $9 million and $103 million (principal balance), respectively, of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $2 million and $81 million, respectively, of such securities.
During the three and nine months ended September 30, 2016, we recorded net market valuation gains of $9 million and $5 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income. During the three and nine months ended September 30, 2015, we recorded net market valuation losses of $9 million and $16 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.
At September 30, 2016, trading securities with a carrying value of $126 million were pledged as collateral under short-term borrowing agreements. See Note 12 for additional information on short-term debt.
AFS Securities
The following table presents the fair value of our available-for-sale securities by collateral type at September 30, 2016 and December 31, 2015.
Table 8.3 – Available-for-Sale Securities by Collateral Type

(In Thousands)	September 30, 2016	December 31, 2015
Senior Securities
Prime	$63,469	$210,993
Non-prime	7,821	68,258
Total Senior Securities	71,290	279,251
Re-REMIC Securities	161,234	165,064
Subordinate Securities
Prime mezzanine	177,468	224,624
Prime subordinate	185,649	160,306
Total Subordinate Securities	363,117	384,930
Total AFS Securities	$595,641	$829,245
At September 30, 2016 and December 31, 2015, all of our available-for-sale securities were comprised of non-Agency residential mortgage backed securities. At September 30, 2016, AFS securities with a carrying value of $210 million were pledged as collateral under short-term borrowing agreements. See Note 12 for additional information on short-term debt.
During the three and nine months ended September 30, 2016, we purchased $11 million and $29 million of AFS securities, respectively, and sold $26 million and $241 million of AFS securities, respectively, which resulted in net realized gains of $2 million and $20 million, respectively. During the three and nine months ended September 30, 2015, we purchased zero and $15 million of AFS securities, respectively, and sold $35 million and $237 million of AFS securities, respectively, which resulted in net realized gains of $4 million and $14 million, respectively.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 8. Real Estate Securities - (continued)

At September 30, 2016, there were $1 million of AFS securities with contractual maturities less than five years, $1 million with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at September 30, 2016 and December 31, 2015.
Table 8.4 – Carrying Value of AFS Securities

September 30, 2016	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$68,288	$9,372	$180,754	$460,981	$719,395
Credit reserve	(1,483)	(641)	(10,452)	(35,037)	(47,613)
Unamortized discount, net	(6,116)	(1,635)	(59,146)	(135,829)	(202,726)
Amortized cost	60,689	7,096	111,156	290,115	469,056
Gross unrealized gains	4,860	725	50,078	74,041	129,704
Gross unrealized losses	(2,080)	—	—	(1,039)	(3,119)
Carrying Value	$63,469	$7,821	$161,234	$363,117	$595,641

December 31, 2015	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$217,605	$75,591	$189,782	$490,249	$973,227
Credit reserve	(1,305)	(5,101)	(10,332)	(32,131)	(48,869)
Unamortized discount, net	(22,079)	(8,395)	(71,670)	(134,963)	(237,107)
Amortized cost	194,221	62,095	107,780	323,155	687,251
Gross unrealized gains	20,263	6,249	57,284	63,205	147,001
Gross unrealized losses	(3,491)	(86)	—	(1,430)	(5,007)
Carrying Value	$210,993	$68,258	$165,064	$384,930	$829,245
The following table presents the changes for the three and nine months ended September 30, 2016, in unamortized discount and designated credit reserves on residential AFS securities.
Table 8.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$44,943	$207,574	$48,869	$237,107
Amortization of net discount	—	(6,124)	—	(20,531)
Realized credit losses	(329)	—	(3,397)	—
Acquisitions	2,136	2,982	7,381	9,018
Sales, calls, other	—	(843)	(4,382)	(24,031)
Impairments	—	—	305	—
Transfers to (release of) credit reserves, net	863	(863)	(1,163)	1,163
Ending Balance	$47,613	$202,726	$47,613	$202,726

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 8. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at September 30, 2016 and December 31, 2015.
Table 8.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
September 30, 2016	$3,117	$(127)	$2,990	$67,091	$(2,992)	$64,099
December 31, 2015	87,718	(1,972)	85,746	77,539	(3,035)	74,504
At September 30, 2016, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 184 AFS securities, of which 15 were in an unrealized loss position and 12 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2015, our consolidated balance sheet included 224 AFS securities, of which 32 were in an unrealized loss position and 15 were in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $3 million at September 30, 2016. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At September 30, 2016, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
For the three months ended September 30, 2016, we recognized no OTTI losses related to our AFS securities. For the nine months ended September 30, 2016, other-than-temporary impairments were $3 million, of which $0.3 million were recognized through our consolidated statements of income and $2 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at September 30, 2016.
Table 8.7 – Significant Valuation Assumptions

September 30, 2016	Range for Securities
Prepayment rates	8%	-	20%
Projected losses	—%	-	9%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 8. Real Estate Securities - (continued)

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at September 30, 2016 and 2015, for which a portion of an OTTI was recognized in other comprehensive income.
Table 8.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Balance at beginning of period	$28,198	$32,696	$28,277	$33,849
Additions
Initial credit impairments	—	226	291	226
Reductions
Securities sold, or expected to sell	—	—	(261)	(348)
Securities with no outstanding principal at period end	—	(446)	(109)	(1,251)
Balance at End of Period	$28,198	$32,476	$28,198	$32,476
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and nine months ended September 30, 2016 and 2015.
Table 8.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Gross realized gains - sales	$1,990	$4,053	$22,395	$14,315
Gross realized gains - calls	—	1,607	1,210	1,967
Gross realized losses - sales	—	—	(2,293)	—
Gross realized losses - calls	—	(112)	—	(112)
Total Realized Gains on Sales and Calls of AFS Securities, net	$1,990	$5,548	$21,312	$16,170

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 9. Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the fair value of MSRs and the aggregate principal amounts of associated loans at September 30, 2016 and December 31, 2015.
Table 9.1 – Fair Value of MSRs and Aggregate Principal Amounts of Associated Loans

	September 30, 2016		December 31, 2015
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Mortgage Servicing Rights
Conforming Loans	$69,578	$8,422,222	$133,838	$12,560,533
Jumbo Loans	36,431	5,494,950	58,138	5,705,939
Total Mortgage Servicing Rights	$106,009	$13,917,172	$191,976	$18,266,472
The following table presents activity for MSRs for the three and nine months ended September 30, 2016 and 2015.
Table 9.2 – Activity for MSRs

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Balance at beginning of period	$110,046	$168,462	$191,976	$139,293
Additions	3,443	22,760	22,941	73,976
Sales	(8,860)	—	(38,419)	(18,206)
Changes in fair value due to:
Changes in assumptions (1)	7,085	(23,786)	(52,723)	(18,653)
Other changes (2)	(5,705)	(4,710)	(17,766)	(13,684)
Balance at End of Period	$106,009	$162,726	$106,009	$162,726

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to receipt of expected cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 9. Mortgage Servicing Rights - (continued)

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we acquire and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. We hold our MSR investments at our taxable REIT subsidiary. The following table details the retention and purchase of MSRs during the three and nine months ended September 30, 2016.
Table 9.3 – MSR Additions

(In Thousands)	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Jumbo MSR additions:
From securitization	$1,971	$328,227	$4,102	$638,469
From loan sales	21	3,510	145	21,002
Total jumbo MSR additions	1,992	331,737	4,247	659,471
Conforming MSR additions:
From loan sales	$—	$—	$3,380	$316,290
From purchases	1,451	216,544	15,314	1,629,762
Total conforming MSR additions	1,451	216,544	18,694	1,946,052
Total MSR Additions	$3,443	$548,281	$22,941	$2,605,523
The following table presents the components of our MSR income for the three and nine months ended September 30, 2016 and 2015.
Table 9.4 – Components of MSR Income (Loss), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Servicing income
Income	$9,943	$10,028	$32,199	$28,199
Cost of sub-servicer	(1,217)	(1,313)	(4,958)	(3,704)
Net servicing income	8,726	8,715	27,241	24,495
Market valuation changes of MSRs	1,380	(28,496)	(70,489)	(32,337)
Market valuation changes of associated derivatives (1)	(6,336)	23,551	55,874	1,736
MSR provision for repurchases	—	(221)	208	(439)
MSR Income (Loss), Net	$3,770	$3,549	$12,834	$(6,545)

(1)	In the second quarter of 2015, we began to identify specific derivatives used to hedge the exposure of our MSRs to changes in market interest rates. See Note 2 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 10. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at September 30, 2016 and December 31, 2015.
Table 10.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	September 30, 2016		December 31, 2015
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$16,839	$580,000	$2,590	$658,000
TBAs	1,514	555,000	2,734	1,028,500
Futures	257	130,000	—	—
Swaptions	12,234	495,000	5,191	925,000
Credit default index swaps	—	—	1,207	25,000
Assets - Other Derivatives
Loan purchase commitments	6,036	892,901	4,671	764,161
Total Assets	$36,880	$2,652,901	$16,393	$3,400,661

Liabilities - Cash Flow Hedges
Interest rate swaps	$(70,672)	$139,500	$(48,232)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(24,499)	966,500	(10,134)	1,039,500
TBAs	(4,335)	1,000,000	(2,519)	1,450,500
Futures	(54)	15,000	(445)	78,000
Liabilities - Other Derivatives
Loan purchase commitments	(557)	219,300	(1,464)	375,815
Total Liabilities	$(100,117)	$2,340,300	$(62,794)	$3,083,315
Total Derivative Financial Instruments, Net	$(63,237)	$4,993,201	$(46,401)	$6,483,976
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheet, we may enter into derivative contracts. At September 30, 2016, we were party to swaps and swaptions with an aggregate notional amount of $2.04 billion, TBA agreements sold with an aggregate notional amount of $1.56 billion, and financial futures contracts with an aggregate notional amount of $145 million. At December 31, 2015, we were party to swaps and swaptions with an aggregate notional amount of $2.62 billion, TBA contracts sold with an aggregate notional amount of $2.48 billion, and financial futures contracts with an aggregate notional amount of $78 million. During the three and nine months ended September 30, 2016, we recorded net market valuation losses of $5 million and $11 million, respectively, on risk management derivatives. During the three and nine months ended September 30, 2015, we recorded net market valuation losses on risk management derivatives of $29 million and $58 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and MSR income (loss), net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)
Note 10. Derivative Financial Instruments - (continued)

Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. Net market valuation gains on LPCs and FSCs were $12 million and $36 million for the three and nine months ended September 30, 2016, respectively, and were $25 million and $44 million for the three and nine months ended September 30, 2015, respectively. The market valuation gains and losses were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the three and nine months ended September 30, 2016, designated interest rate agreements had a net market valuation gain of $1 million and a net market valuation loss of $23 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For the three and nine months ended September 30, 2015, designated interest rate agreements had net market valuation losses of $12 million and $5 million, respectively. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $70 million and $47 million at September 30, 2016 and December 31, 2015, respectively.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and nine months ended September 30, 2016 and 2015.
Table 10.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Net interest expense on cash flows hedges	$(1,314)	$(1,466)	$(4,049)	$(4,425)
Realized net losses reclassified from other comprehensive income	(18)	(19)	(55)	(77)
Total Interest Expense	$(1,332)	$(1,485)	$(4,104)	$(4,502)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At September 30, 2016, we assessed this risk as remote and did not record a specific valuation adjustment.
At September 30, 2016, we had outstanding derivative agreements with three counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 11. Other Assets and Liabilities
Other assets at September 30, 2016 and December 31, 2015, are summarized in the following table.
Table 11.1 – Components of Other Assets

(In Thousands)	September 30, 2016	December 31, 2015
Margin receivable	$96,650	$83,191
Pledged collateral	43,802	53,600
FHLBC stock	43,393	34,437
REO	6,245	4,896
Guarantee asset	3,627	5,697
Fixed assets and leasehold improvements (1)	2,850	4,117
Prepaid expenses	2,017	3,640
Investment receivable	1,525	3,870
Other	7,677	4,438
Total Other Assets	$207,786	$197,886

(1)	Fixed assets and leasehold improvements have a basis of $5 million and accumulated depreciation of $2 million at September 30, 2016.
Accrued expenses and other liabilities at September 30, 2016 and December 31, 2015 are summarized in the following table.
Table 11.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	September 30, 2016	December 31, 2015
Guarantee obligations	$23,011	$22,704
Margin payable	13,313	6,415
Accrued compensation	12,674	17,527
Residential loan and MSR repurchase reserve	6,617	6,403
Accrued operating expenses	5,958	1,845
Restructuring liabilities	3,667	—
Legal reserve	2,000	2,000
Current accounts payable	1,292	4,764
Other	1,176	8,239
Total Other Liabilities	$69,708	$69,897
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
September 30, 2016
(Unaudited)
Note 11. Other Assets and Liabilities - (continued)

Investment Receivable and Unsettled Trades
In accordance with our policy to record purchases and sales of securities on the trade date, if the trade and settlement of a purchase or sale crosses over a quarterly reporting period, we will record an investment receivable for sales and an unsettled trades liability for purchases.
REO
The carrying value of REO at September 30, 2016, was $6 million, which includes the net effect of $8 million related to transfers into REO during the nine months ended September 30, 2016, offset by $9 million of REO liquidations, and $2 million of unrealized gains resulting from market valuation adjustments. At September 30, 2016 and December 31, 2015, there were 24 and 23 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities.
See Note 15 for additional information on the legal and residential repurchase reserves.
Restructuring Accruals

In January 2016, we announced plans to restructure certain aspects of our residential mortgage loan operations by ceasing the acquisition and aggregation of conforming loans for resale to the Agencies. Additionally, in February 2016, we announced our plans to restructure our commercial business and no longer originate commercial loans. Finally, in March 2016, we announced the departure of our President effective July 1, 2016. These restructuring activities were substantially completed during the second quarter of 2016.

In connection with these activities, we incurred restructuring expenses, including one-time termination benefits, contract termination costs, and other associated costs. During the first quarter of 2016, we established a restructuring liability and recorded restructuring charges totaling $11 million in Operating expenses on our consolidated statements of income, which included $9 million of severance related charges (including $3 million of equity compensation expense) and $2 million of contract termination costs. During the second and third quarters of 2016, minor adjustments affected the restructuring accrual and we currently expect the remaining liabilities to be substantially settled during the next nine months in accordance with the terms of outstanding contracts and employment agreements. (See table below for more details). For segment reporting, we consider these restructuring charges as corporate charges and included them in the “corporate/other” reconciling column in our business segment financial information tables in Note 22, Segment Information.

The following table presents our restructuring activities and the associated liabilities during the three and nine months ended September 30, 2016.
Table 11.3 – Activities of Restructuring Liabilities

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(In Thousands)	Termination Benefits	Contract Termination Costs	Total Restructuring Liabilities	Termination Benefits	Contract Termination Costs	Total Restructuring Liabilities
Beginning balance	$3,387	$772	$4,159	$—	$—	$—
Costs incurred and expensed	—	4	4	8,793	1,752	10,545
Costs paid/settled	(34)	(462)	(496)	(1,954)	(1,438)	(3,392)
Adjustments (1)	—	—	—	(3,486)	—	(3,486)
Ending Balance	$3,353	$314	$3,667	$3,353	$314	$3,667

(1)
Amount represents equity compensation expense recorded during the three and nine months ended September 30, 2016 related to equity awards that were accelerated, and will be distributed in future periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 12. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At September 30, 2016, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. Further information about these financial covenants is set forth in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.
The table below summarizes the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information of the short-term debt at September 30, 2016 and December 31, 2015.
Table 12.1 – Short-Term Debt Facilities

	September 30, 2016
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Residential loan warehouse	4	$837,846	$1,325,000	2.07%	12/2016-8/2017	145
Commercial loan warehouse	1	—	150,000	N/A	10/2016	N/A
Real estate securities repo	7	279,559	—	1.79%	10/2016-12/2016	26
Total	12	$1,117,405

	December 31, 2015
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Residential loan warehouse	4	$950,022	$1,400,000	1.90%	2/2016-12/2016	182
FHLBC (1)	1	137,622	—	0.21%	7/2016-11/2016	204
Commercial loan warehouse	2	73,718	300,000	4.13%	4/2016-10/2016	265
Real estate securities repo	9	693,641	—	1.47%	1/2016-3/2016	24
Total	16	$1,855,003

(1)
Amount represents the portion of our borrowings from the FHLBC that were due within 12 months at December 31, 2015. See Note 14 for additional information on our FHLB-member subsidiary's borrowing agreement with the FHLBC.

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At September 30, 2016, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
The fair value of held-for-sale residential loans, commercial loans, and real estate securities pledged as collateral was $941 million, zero, and $336 million, respectively, at September 30, 2016 and $1.07 billion, $152 million, and $827 million, respectively, at December 31, 2015. For the three and nine months ended September 30, 2016, the average balance of short-term debt was $1.07 billion and $1.15 billion, respectively. At September 30, 2016 and December 31, 2015, accrued interest payable on short-term debt was $3 million and $2 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)
Note 12. Short-Term Debt - (continued)

We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $10 million at September 30, 2016. At both September 30, 2016 and December 31, 2015, we had no outstanding borrowings on this facility.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of short-term debt by the type of collateral securing the debt at September 30, 2016.
Table 12.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	September 30, 2016
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$434,331	$403,515	$837,846
Real estate securities	210,228	69,331	—	279,559
Total Short-Term Debt	$210,228	$503,662	$403,515	$1,117,405
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
September 30, 2016
(Unaudited)
Note 13. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by consolidated securitization entities we sponsored at September 30, 2016 and December 31, 2015, along with other selected information, are summarized in the following table.

Table 13.1 – Asset-Backed Securities Issued

	September 30, 2016			December 31, 2015
(Dollars in Thousands)	Sequoia	Commercial Securitization	Total	Sequoia	Commercial Securitization	Total
Certificates with principal balance	$935,565	$—	$935,565	$1,108,785	$53,137	$1,161,922
Interest-only certificates	4,383	—	4,383	4,672	—	4,672
Market valuation adjustments	(120,080)	—	(120,080)	(116,637)	—	(116,637)
Total ABS issued	819,868	—	819,868	996,820	53,137	1,049,957
Deferred debt issuance costs	—	—	—	—	(542)	(542)
ABS Issued, Net (1)	$819,868	$—	$819,868	$996,820	$52,595	$1,049,415
Range of weighted average interest rates, by series	0.14% to 1.94%	—%		0.41% to 2.21%	5.62%
Stated maturities	2024 - 2036	N/A		2017 - 2037	2018
Number of series	20	—		21	1

(1)	Upon adoption of ASU 2015-03 on January 1, 2016, we began to present ABS issued, net of deferred debt issuance costs. See Note 3 for further discussion.
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At September 30, 2016, all outstanding ABS issued had contractual maturities beyond five years.
The following table summarizes the accrued interest payable on ABS issued at September 30, 2016 and December 31, 2015. Interest due on consolidated ABS issued is payable monthly.
Table 13.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2016	December 31, 2015
Sequoia	$523	$555
Commercial Securitization	—	249
Total Accrued Interest Payable on ABS Issued	$523	$804

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)
Note 13. Asset-Backed Securities Issued - (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at September 30, 2016 and December 31, 2015.
Table 13.3 – Collateral for Asset-Backed Securities Issued

	September 30, 2016			December 31, 2015
(In Thousands)	Sequoia	Commercial Securitization	Total	Sequoia	Commercial Securitization	Total
Residential loans	$839,976	$—	$839,976	$1,021,870	$—	$1,021,870
Commercial loans	—	—	—	—	166,016	166,016
Restricted cash	148	—	148	228	137	365
Accrued interest receivable	1,030	—	1,030	1,131	1,297	2,428
REO	6,245	—	6,245	4,895	—	4,895
Total Collateral for ABS Issued	$847,399	$—	$847,399	$1,028,124	$167,450	$1,195,574
Note 14. Long-Term Debt

FHLBC Borrowings

In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At September 30, 2016, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the three and nine months ended September 30, 2016, our FHLB-member subsidiary borrowed an additional zero and $519 million, respectively, under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At September 30, 2016, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 0.57% and a weighted average maturity of approximately nine years. At December 31, 2015, $1.48 billion of advances were outstanding under this agreement, of which $1.34 billion were classified as long-term debt, with a weighted average interest rate of 0.46% and a weighted average maturity of nine years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Total advances under this agreement were secured by residential mortgage loans with a fair value of $2.27 billion at September 30, 2016. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At September 30, 2016, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 14. Long-Term Debt - (continued)

The following table presents maturities of our FHLBC borrowings by year at September 30, 2016.
Table 14.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	September 30, 2016
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999
For additional discussion of our FHLBC borrowings, see Part I, Item 2 of Quarterly Report on Form 10-Q under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Commercial Secured Borrowings
At September 30, 2016 and December 31, 2015, we had zero and $63 million of commercial secured borrowings, respectively, resulting from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. We bifurcated certain of our senior commercial mortgage loans into a senior portion that was sold to a third party and a junior portion that we retained as an investment. Although GAAP requires us to record a secured borrowing liability when we receive cash from selling the senior portion of the loan, the liability has no economic substance to us in that it does not require periodic interest payments and has no maturity. During the third quarter of 2016, we sold our retained junior portions of the loans we had originally bifurcated from these senior loans and derecognized the secured borrowing liability and the associated senior portion of the loan from our consolidated balance sheet.
Convertible Notes
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these exchangeable notes was approximately 6.6% per annum. At September 30, 2016, these notes were exchangeable at the option of the holder at an exchange rate of 46.1798 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.65 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During the three months ended September 30, 2016, we did not repurchase any of these notes. During the nine months ended September 30, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At September 30, 2016, the outstanding principal amount of these notes was $201 million. At September 30, 2016, the accrued interest payable balance on this debt was $5 million and the unamortized deferred issuance costs were $4 million.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these convertible notes was approximately 5.4% per annum. At September 30, 2016, the accrued interest payable balance on this debt was $7 million and the unamortized deferred issuance costs were $3 million. At September 30, 2016, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 14. Long-Term Debt - (continued)

Trust Preferred Securities and Subordinated Notes
At September 30, 2016, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the debt is extinguished. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred securities issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes was approximately 6.9% per annum.
At both September 30, 2016 and December 31, 2015, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million. Under the terms of this debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this debt.
Note 15. Commitments and Contingencies
Lease Commitments
At September 30, 2016, we were obligated under five non-cancelable operating leases with expiration dates through 2021 for $5 million of cumulative lease payments. Our operating lease expense was $2 million for both the nine months ended September 30, 2016 and 2015.
The following table presents our future lease commitments at September 30, 2016.
Table 15.1 – Future Lease Commitments by Year

(In Thousands)	September 30, 2016
2016 (3 months)	$571
2017	2,301
2018	1,268
2019	642
2020	581
2021 and thereafter	48
Total Lease Commitments	$5,411

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

Loss Contingencies — Risk Sharing
At September 30, 2016, we had sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk sharing arrangements with the Agencies. At September 30, 2016, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At September 30, 2016, we had not incurred any losses under these arrangements. For the three and nine months ended September 30, 2016, other income related to these arrangements was $1 million and $3 million, respectively. For the three and nine months ended September 30, 2015, other income related to these arrangements was $0.2 million and $2 million, respectively. For the three and nine months ended September 30, 2016, we recorded net market valuation losses of zero and $1 million, respectively, related to these investments. For the three and nine months ended September 30, 2015, we recorded net market valuation losses of $1 million and $2 million, respectively, related to these investments.
All of the loans in the reference pools subject to these risk sharing arrangements were originated in 2014 and 2015, and at September 30, 2016, the loans had an unpaid principal balance of $2.61 billion and a weighted average FICO score of 766 (at origination) and LTV of 74% (at origination). At September 30, 2016, $1 million of the loans were 90 days or more delinquent, and $1 million were in foreclosure. At September 30, 2016, the carrying value of our guarantee obligation was $23 million and included $10 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2016 and December 31, 2015, assets of such SPEs totaled $50 million and $63 million, respectively, and liabilities of such SPEs totaled $23 million and $25 million, respectively.
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
At September 30, 2016 and December 31, 2015, our repurchase reserve associated with our residential loans and MSRs was $7 million and $6 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received 53 repurchase requests and we repurchased one loan during the nine months ended September 30, 2016. During the nine months ended September 30, 2016 and 2015, we recorded repurchase provisions of $0.3 million and $2 million, respectively, that were recorded in Mortgage banking activities, net and MSR income (loss), net on our consolidated statements of income and had charge-offs of $0.1 million and zero, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at September 30, 2016, the FHLB-Seattle has received approximately $122 million of principal and $11 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. At the time the Settle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at September 30, 2016, approximately $14 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At September 30, 2016, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 16. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three and nine months ended September 30, 2016 and 2015.
Table 16.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$116,849	$(70,518)	$179,659	$(38,965)
Other comprehensive income (loss) before reclassifications	9,038	647	(5,673)	(12,049)
Amounts reclassified from other accumulated comprehensive income	(1,319)	18	(3,270)	19
Net current-period other comprehensive income (loss)	7,719	665	(8,943)	(12,030)
Balance at End of Period	$124,568	$(69,853)	$170,716	$(50,995)

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$139,356	$(47,363)	$186,737	$(46,049)
Other comprehensive income (loss) before reclassifications	5,195	(22,545)	(5,701)	(5,023)
Amounts reclassified from other accumulated comprehensive income	(19,983)	55	(10,320)	77
Net current-period other comprehensive income (loss)	(14,788)	(22,490)	(16,021)	(4,946)
Balance at End of Period	$124,568	$(69,853)	$170,716	$(50,995)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)
Note 16. Equity - (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for three and nine months ended September 30, 2016 and 2015.
Table 16.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended September 30,
(In Thousands)	Income Statement	2016	2015
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$—	$198
Gain on sale of AFS securities	Realized gains, net	(1,319)	(3,468)
		$(1,319)	$(3,270)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$18	$19
		$18	$19

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Nine Months Ended September 30,
(In Thousands)	Income Statement	2016	2015
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$305	$198
Gain on sale of AFS securities	Realized gains, net	(20,288)	(10,518)
		$(19,983)	$(10,320)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$55	$77
		$55	$77

(1)
For the three months ended September 30, 2016, there were no other-than-temporary impairments. For the nine months ended September 30, 2016, other-than-temporary impairments were $3 million, of which $0.3 million were recognized through our consolidated statements of income and $2 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)
Note 16. Equity - (continued)

Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2016 and 2015.
Table 16.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except Share Data)	2016	2015	2016	2015
Basic Earnings per Common Share:
Net income attributable to Redwood	$52,553	$19,164	$105,897	$61,029
Less: Dividends and undistributed earnings allocated to participating securities	(1,485)	(553)	(3,040)	(1,928)
Net income allocated to common shareholders	$51,068	$18,611	$102,857	$59,101
Basic weighted average common shares outstanding	76,680,183	83,787,533	76,827,026	83,696,461
Basic Earnings per Common Share	$0.67	$0.22	$1.34	$0.71
Diluted Earnings per Common Share:
Net income attributable to Redwood	$52,553	$19,164	$105,897	$61,029
Less: Dividends and undistributed earnings allocated to participating securities	(1,439)	(553)	(3,226)	(1,928)
Add back: Interest expense on convertible notes for the period, net of tax	6,115	—	18,263	—
Net income allocated to common shareholders	$57,229	$18,611	$120,934	$59,101
Weighted average common shares outstanding	76,680,183	83,787,533	76,827,026	83,696,461
Net effect of dilutive equity awards	54,696	1,287,171	18,665	1,642,535
Net effect of assumed convertible notes conversion to common shares	21,096,738	—	21,145,987	—
Diluted weighted average common shares outstanding	97,831,617	85,074,704	97,991,678	85,338,996
Diluted Earnings per Common Share	$0.58	$0.22	$1.23	$0.69
We included participating securities, which are certain equity awards that have non-forfeitable dividend participation rights, in the calculations of basic and diluted earnings per common share as we determined that the two-class method was more dilutive than the alternative treasury stock method for these shares. Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included that may differ in certain circumstances.
During the three and nine months ended September 30, 2016 and 2015, certain convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For both the three and nine months ended September 30, 2016, no common shares related to the assumed conversion of the convertible notes were antidilutive and excluded in the calculation of diluted earnings per share. For both the three and nine months ended September 30, 2015, 21,292,309 of common shares related to the assumed conversion of the convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share.
For the three and nine months ended September 30, 2016, the number of outstanding equity awards that were antidilutive totaled 6,623 and 6,565, respectively. For the three and nine months ended September 30, 2015, the number of outstanding equity awards that were antidilutive totaled 163,296 and 180,897, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)
Note 16. Equity - (continued)

Stock Repurchases
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. During the nine months ended September 30, 2016, we repurchased 839,130 common shares for $11 million, utilizing the remaining availability under this authorization.
In February 2016, our Board of Directors approved an additional authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This current authorization replaced all previous share repurchase plans and has no expiration date. This current repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this current authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under this authorization, during the three and nine months ended September 30, 2016, we repurchased 259,005 shares and 1,078,743 shares, respectively, pursuant to this authorization for $3 million and $14 million, respectively. At September 30, 2016, approximately $86 million of this current authorization remained available for the repurchase of shares of our common stock.
During both the three and nine months ended September 30, 2015, there were 2,451,523 shares acquired under then-existing share repurchase authorization.
Note 17. Equity Compensation Plans
At September 30, 2016 and December 31, 2015, 1,764,135 and 1,665,032 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $15 million at September 30, 2016, as shown in the following table.
Table 17.1 – Activities of Equity Compensation Costs by Award Type

	Nine Months Ended September 30, 2016
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$2,393	$14,392	$6,823	$—	$23,608
Equity grants	1,753	4,641	—	124	6,518
Equity grant forfeitures	(1,351)	(1,167)	(2,209)	—	(4,727)
Equity compensation expense	(451)	(7,922)	(2,134)	(93)	(10,600)
Unrecognized Compensation Cost at End of Period	$2,344	$9,944	$2,480	$31	$14,799
At September 30, 2016, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock
At September 30, 2016 and December 31, 2015, there were 207,543 and 187,180 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through 2020. During the nine months ended September 30, 2016, there were 144,056 shares of restricted stock granted, restrictions on 49,077 shares of restricted stock lapsed and those shares were distributed, and 74,616 shares of restricted stock awards forfeited.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)
Note 17. Equity Compensation Plans - (continued)

Deferred Stock Units (“DSUs”)
At September 30, 2016 and December 31, 2015, there were 2,033,395 and 2,407,154 DSUs, respectively, outstanding of which 1,247,119 and 1,363,548, respectively, had vested. There were 377,040 DSUs granted, 687,844 DSUs distributed, and 62,955 DSUs forfeited during the nine months ended September 30, 2016. Unvested DSUs at September 30, 2016 vest through 2020. During the first quarter of 2016, equity compensation expense of $3 million was recognized in connection with the announced departures of two executives due to the full vesting of their DSUs in accordance with the terms of their employment agreements.
Performance Stock Units (“PSUs”)
At September 30, 2016 and December 31, 2015, the target number of PSUs that were unvested was 656,725 and 849,021, respectively. PSUs do not vest until the third anniversary of their grant date, with the level of vesting at that time contingent on total stockholder return (defined as the change in our common stock price, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock, relative to an average of the per share price of our common stock over a 40 trading day period preceding on the date of the PSU grant) over the three-year vesting period (“Three-Year TSR”). The number of underlying shares of our common stock that will vest during 2016 and in future years will vary between 0% (if Three-Year TSR is negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.
During the first quarter of 2016, equity compensation expense of $0.6 million was recognized in connection with the announced departures of two executives to reflect the pro-rated vesting of their PSUs through their departure dates in 2016 in accordance with the terms of their employment agreements.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. At September 30, 2016 and December 31, 2015, 329,736 and 310,040 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at September 30, 2016.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 18. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2016 and 2015.
Table 18.1 – Mortgage Banking Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Residential Mortgage Banking Activities, Net:
Changes in fair value of:
Residential loans, at fair value (1)	$12,671	$36,183	$47,456	$54,375
Sequoia securities	—	—	1,455	(14,359)
Risk management derivatives (2)	(3,287)	(37,029)	(22,743)	(35,842)
Other income (expense), net (3)	382	1,177	606	3,209
Total residential mortgage banking activities, net	9,766	331	26,774	7,383

Commercial Mortgage Banking Activities, Net:
Changes in fair value of:
Commercial loans, at fair value	—	3,974	433	10,819
Risk management derivatives (2)	—	(3,081)	(2,538)	(7,832)
Other fee income	—	109	43	336
Total commercial mortgage banking activities, net	—	1,002	(2,062)	3,323
Mortgage Banking Activities, Net	$9,766	$1,333	$24,712	$10,706

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of residential and commercial loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 19. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2016 and 2015.
Table 19.1 – Investment Fair Value Changes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$(655)	$9,077	$22,161	$5,170
Trading securities	8,898	(8,784)	3,728	(1,587)
Net investments in consolidated Sequoia entities	(255)	(500)	(2,086)	(2,277)
Risk sharing investments	15	(1,098)	(689)	(1,799)
Risk management derivatives	4,222	(12,638)	(41,188)	(16,386)
Valuation adjustments on commercial loans held-for-sale	(307)	—	(307)	—
Impairments on AFS securities	—	(226)	(305)	(226)
Investment Fair Value Changes, Net	$11,918	$(14,169)	$(18,686)	$(17,105)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 20. Operating Expenses
Components of our operating expenses for the three and nine months ended September 30, 2016 and 2015 are presented in the following table.
Table 20.1 – Components of Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Fixed compensation expense	$5,253	$8,642	$19,022	$27,083
Variable compensation expense	5,802	3,567	11,824	11,135
Equity compensation expense	2,031	2,835	7,117	9,112
Total compensation expense	13,086	15,044	37,963	47,330
Systems and consulting	2,692	2,355	7,274	6,718
Loan acquisition costs (1)	1,393	2,995	4,680	7,864
Office costs	1,056	1,314	3,501	3,912
Accounting and legal	721	1,047	3,043	3,754
Corporate costs	478	484	1,589	1,521
Other operating expenses	925	1,258	2,367	3,679
Operating expenses before restructuring charges	20,351	24,497	60,417	74,778
Restructuring charges (2)	4	—	10,545	—
Total Operating Expenses	$20,355	$24,497	$70,962	$74,778

(1)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.

(2)
For the nine months ended September 30, 2016, restructuring charges included $5 million of fixed compensation expense and $4 million of equity compensation expense related to one-time termination benefits, as well as $2 million of other contract termination costs, associated with the restructuring of our conforming and commercial mortgage banking operations and related charges associated with the departure of Redwood's President announced in the first quarter of 2016. See Note 11 for further discussion on restructuring charges.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 21. Taxes
For the nine months ended September 30, 2016 and 2015, we recognized a provision for income taxes of $1 million and a benefit from income taxes of $10 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at September 30, 2016 and 2015.
Table 21.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	September 30, 2016	September 30, 2015
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(21.7)%	(36.5)%
Change in valuation allowance	6.6%	20.9%
Dividends paid deduction	(24.9)%	(45.8)%
Effective Tax Rate	1.2%	(20.2)%
We assessed our tax positions for all open tax years (i.e., Federal, 2013 to 2016, and State, 2012- 2016) at September 30, 2016 and December 31, 2015, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
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
September 30, 2016
(Unaudited)

Note 22. Segment Information - (continued)

The following tables present financial information by segment for the three and nine months ended September 30, 2016 and 2015.
Table 22.1 – Business Segment Financial Information

	Three Months Ended September 30, 2016
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
Interest income	$8,831	$39,981	$7,195	$4,899	$60,906
Interest expense	(3,826)	(4,471)	(542)	(12,758)	(21,597)
Net interest income (loss)	5,005	35,510	6,653	(7,859)	39,309
Reversal of provision for loan losses	—	—	859	—	859
Non-interest income
Mortgage banking activities, net	9,766	—	—	—	9,766
MSR income (loss), net	—	3,770	—	—	3,770
Investment fair value changes, net	—	11,973	203	(258)	11,918
Other income	—	1,643	—	—	1,643
Realized gains, net	—	1,991	4,624	—	6,615
Total non-interest income, net	9,766	19,377	4,827	(258)	33,712
Direct operating expenses (1)	(5,807)	(2,498)	(253)	(11,797)	(20,355)
Provision for income taxes	(240)	(732)	—	—	(972)
Segment Contribution	$8,724	$51,657	$12,086	$(19,914)
Net Income					$52,553
Non-cash amortization income (expense)	$(28)	$6,124	$(1)	$(983)	$5,112

	Three Months Ended September 30, 2015
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
Interest income	$12,115	$34,074	$11,191	$6,104	$63,484
Interest expense	(4,313)	(2,660)	(3,502)	(13,400)	(23,875)
Net interest income (loss)	7,802	31,414	7,689	(7,296)	39,609
Reversal of provision for loan losses	—	—	60	—	60
Non-interest income
Mortgage banking activities, net	331	—	1,002	—	1,333
MSR income (loss), net	—	3,549	—	—	3,549
Investment fair value changes, net	—	(13,622)	—	(547)	(14,169)
Other income	—	327	—	—	327
Realized gains, net	—	5,548	—	—	5,548
Total non-interest income, net	331	(4,198)	1,002	(547)	(3,412)
Direct operating expenses	(11,278)	(1,311)	(3,136)	(8,772)	(24,497)
(Provision for) benefit from income taxes	2,690	4,082	(389)	1,021	7,404
Segment Contribution	$(455)	$29,987	$5,226	$(15,594)
Net Income					$19,164
Non-cash amortization income (expense)	$(45)	$9,115	$(61)	$(1,007)	$8,002
Hedging allocations	(1,683)	1,683	—	—	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 22. Segment Information - (continued)

	Nine Months Ended September 30, 2016
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
Interest income	$24,610	$120,812	$29,927	$14,672	$190,021
Interest expense	(10,719)	(14,076)	(5,001)	(38,195)	(67,991)
Net interest income (loss)	13,891	106,736	24,926	(23,523)	122,030
Reversal of provision for loan losses	—	—	7,102	—	7,102
Non-interest income
Mortgage banking activities, net	26,774	—	(2,062)	—	24,712
MSR income (loss), net	—	12,834	—	—	12,834
Investment fair value changes, net	—	(16,913)	408	(2,181)	(18,686)
Other income	—	4,130	27	—	4,157
Realized gains, net	—	21,312	4,433	292	26,037
Total non-interest income, net	26,774	21,363	2,806	(1,889)	49,054
Direct operating expenses (1)	(17,175)	(6,517)	(2,524)	(44,746)	(70,962)
Provision for income taxes	(240)	(1,087)	—	—	(1,327)
Segment Contribution	$23,250	$120,495	$32,310	$(70,158)
Net Income					$105,897
Non-cash amortization income (expense)	$(102)	$20,531	$(24)	$(2,978)	$17,427

	Nine Months Ended September 30, 2015
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
Interest income	$37,886	$98,335	$34,784	$19,598	$190,603
Interest expense	(11,389)	(8,137)	(10,488)	(40,830)	(70,844)
Net interest income (loss)	26,497	90,198	24,296	(21,232)	119,759
Reversal of provision for loan losses	—	—	115	—	115
Non-interest income
Mortgage banking activities, net	7,383	—	3,323	—	10,706
MSR income (loss), net	—	(6,545)	—	—	(6,545)
Investment fair value changes, net	—	(14,745)	—	(2,360)	(17,105)
Other income	—	2,435	—	—	2,435
Realized gains, net	—	16,170	—	—	16,170
Total non-interest income, net	7,383	(2,685)	3,323	(2,360)	5,661
Direct operating expenses	(33,214)	(3,600)	(9,638)	(28,326)	(74,778)
Benefit from income taxes	3,562	3,824	321	2,565	10,272
Segment Contribution	$4,228	$87,737	$18,417	$(49,353)
Net Income					$61,029
Non-cash amortization income (expense)	$(135)	$28,277	$(188)	$(2,984)	$24,970
Hedging allocations	1,120	(1,070)	—	(50)	—

(1)
For the three and nine months ended September 30, 2016, charges associated with the restructuring of our conforming residential mortgage loan operations and commercial operations, included in the direct operating expense line item, are presented under the Corporate/Other column. See Note 11 for further discussion of these restructuring charges.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 22. Segment Information - (continued)

The following tables present the components of Corporate/Other for the three and nine months ended September 30, 2016 and 2015.
Table 22.2 – Components of Corporate/Other

	Three Months Ended September 30,
	2016			2015
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$4,837	$62	$4,899	$6,098	$6	$6,104
Interest expense	(3,274)	(9,484)	(12,758)	(3,842)	(9,558)	(13,400)
Net interest income (loss)	1,563	(9,422)	(7,859)	2,256	(9,552)	(7,296)
Non-interest income
Investment fair value changes, net	(255)	(3)	(258)	(501)	(46)	(547)
Total non-interest income, net	(255)	(3)	(258)	(501)	(46)	(547)
Direct operating expenses	—	(11,797)	(11,797)	—	(8,772)	(8,772)
Provision for income taxes	—	—	—	—	1,021	1,021
Total	$1,308	$(21,222)	$(19,914)	$1,755	$(17,349)	$(15,594)

	Nine Months Ended September 30,
	2016			2015
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$14,525	$147	$14,672	$19,578	$20	$19,598
Interest expense	(9,842)	(28,353)	(38,195)	(12,372)	(28,458)	(40,830)
Net interest income (loss)	4,683	(28,206)	(23,523)	7,206	(28,438)	(21,232)
Non-interest income
Investment fair value changes, net	(2,086)	(95)	(2,181)	(2,277)	(83)	(2,360)
Realized gains, net	—	292	292	—	—	—
Total non-interest income, net	(2,086)	197	(1,889)	(2,277)	(83)	(2,360)
Direct operating expenses	—	(44,746)	(44,746)	—	(28,326)	(28,326)
Provision for income taxes	—	—	—	—	2,565	2,565
Total	$2,597	$(72,755)	$(70,158)	$4,929	$(54,282)	$(49,353)

(1)	Legacy consolidated VIEs represent legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 22. Segment Information - (continued)

The following table presents supplemental information by segment at September 30, 2016 and December 31, 2015.
Table 22.3 – Supplemental Segment Information

(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
September 30, 2016
Residential loans	$1,188,514	$2,282,674	$—	$839,976	$4,311,164
Commercial loans	—	—	30,400	—	30,400
Real estate securities	—	864,300	72,610	—	936,910
Mortgage servicing rights	—	106,009	—	—	106,009
Total assets	1,215,240	3,470,013	103,507	1,083,859	5,872,619

December 31, 2015
Residential loans	$1,115,738	$1,791,195	$—	$1,021,870	$3,928,803
Commercial loans	—	—	402,647	—	402,647
Real estate securities	197,007	1,028,171	8,078	—	1,233,256
Mortgage servicing rights	—	191,976	—	—	191,976
Total assets	1,347,492	3,140,604	415,716	1,316,235	6,220,047

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
Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We also make available, free of charge, access to our charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, and may include disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Quarterly Report on Form 10-Q.
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
During the first quarter of 2016, we announced a restructuring of our mortgage banking operations, whereby we would discontinue the acquisition of conforming residential loans and the origination of commercial loans. During the first quarter of 2016, we substantially completed the wind-down of these operations and at March 31, 2016, had sold all of our senior commercial mortgage loans and nearly all of our conforming residential loans (the remainder of which were sold in the second quarter of 2016). The impact of these restructurings on our overall business is discussed further throughout this MD&A. In addition, during the third quarter of 2016, we completed the sale of the majority of our commercial mezzanine loan portfolio and currently anticipate completing the sale of the majority of the remaining loans in the fourth quarter of 2016.
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
Additionally, during the fourth quarter of 2012, we engaged in a transaction in which we securitized a pool of commercial loans (the “Commercial Securitization”) primarily for the purpose of obtaining permanent non-recourse financing on a portion of the commercial loans we hold in our investment portfolio at the REIT. During the second quarter of 2016, the debt of the Commercial Securitization was repaid and the majority of the assets held in this entity were sold. We also consolidated the assets and liabilities of an entity formed in connection with a resecuritization transaction we engaged in (“Residential Resecuritization”) from its creation in 2011 through the fourth quarter of 2015, when the debt of the entity was repaid, the assets of the entity were distributed to us, and the entity was dissolved. In analyzing our results of operations, the Commercial Securitization and Residential Resecuritization are included in our results at Redwood as we view these transactions as a form of financing.

Cautionary Statement
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and this Quarterly Report on Form 10-Q, in each case under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects, and private label securitization as a form of mortgage financing, including our expectation about investing in Portfolio Risk Transfer ("PRT") transactions in the future; (ii) statements related to our outlook and expectations for 2016, including, among other things, any statements relating to future portfolio net interest income, MSR income, residential mortgage banking income (including jumbo loan sales margins), gain on sale income, operating expenses, and tax provision/benefit; (iii) statements related to our commercial loan investments, including our expectation that we will settle the sale of $27 million of commercial mezzanine loans during the fourth quarter of 2016 and expectations of gain-on-sale income from this sale; (iv) statements related to our residential mortgage banking activities, including new initiatives and our expectations relating to our Choice program continuing to gain momentum in the future; (v) statements regarding our residential investment portfolio, including new investment opportunities and the potential for future capital deployment through credit risk transfer and portfolio risk transfer transactions, statements regarding any future stock repurchase activity, and statements regarding our normalized expectations for MSR income; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the third quarter of 2016 and at September 30, 2016; (vii) statements relating to our estimate of our available capital (including that we estimate our capital available for investments at September 30, 2016 to be approximately $300 million, and our expectation that this amount will increase by up to an additional $30 million upon the sale of our commercial mezzanine loans); (viii) statements we make regarding our dividend policy, including our intention to pay a regular dividend of $0.28 per share per quarter in 2016; and (ix) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $22 million of tax credit losses on residential securities we currently own to be realized over an estimated three- to five-year period).

Important factors, among others, that may affect our actual results include: interest rate volatility, changes in credit spreads, and changes in liquidity in the market for real estate securities and loans; changes in the demand from investors for residential mortgages and investments, and our ability to distribute an increased volume of residential mortgages through our whole-loan distribution channel; our ability to finance our investments in securities and our acquisition of residential mortgages with short-term debt; the availability of assets for purchase at attractive risk-adjusted returns and our ability to reinvest our available capital, which includes cash and the proceeds from the potential sale of securities and investments we hold; changes in the values of assets we own; higher than expected operating expenses; general economic trends, the performance of the housing, real estate, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers; federal and state legislative and regulatory developments, and the actions of governmental authorities, including those affecting the mortgage industry or our business (including, but not limited to, the Federal Housing Finance Agency’s notice of proposed rulemaking relating to FHLB membership requirements and the implications for our captive insurance subsidiary’s membership in the FHLB); developments related to the fixed income and mortgage finance markets and the Federal Reserve’s statements regarding its future open market activity and monetary policy; our exposure to credit risk and the timing of credit losses within our portfolio; the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own; our exposure to adjustable-rate mortgage loans; the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks; changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies; changes in interest rates; changes in mortgage prepayment rates; changes in the values of assets we own; changes in liquidity in the market for real estate securities and loans; our ability to finance the acquisition of real estate-related assets with short-term debt; the ability of counterparties to satisfy their obligations to us; our involvement in securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions; exposure to claims and litigation, including litigation arising from our involvement in securitization transactions; whether we have sufficient liquid assets to meet short-term needs; our ability to successfully compete and retain or attract key personnel; our ability to adapt our business model and strategies to changing circumstances; changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities; our exposure to a disruption or breach of the security of our technology infrastructure and systems; exposure to environmental liabilities; our failure to comply with applicable laws and regulations; our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures; the impact on our reputation that could result from our actions or omissions or from those of others; changes in accounting principles and tax rules; our ability to maintain our status as a REIT for tax purposes; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; decisions about raising, managing, and distributing capital; and other factors not presently identified.
This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

OVERVIEW
Business Update
Throughout its history, Redwood has focused on generating long-term value for shareholders through investments in residential mortgage credit risk and through residential loan conduit activities. We have accepted that the residential mortgage market is cyclical and the opportunities are dynamic. Thus, success at times requires patience, while at other times it requires aggressive action.
In today's market, traditional means for investing in mortgage credit have given way to new credit risk-sharing opportunities, largely through transactions with large commercial banks and government-sponsored enterprises ("GSEs"). Execution on these new opportunities requires capital markets and credit expertise, strong relationships, and efficient access to mortgage loans. We see this as a great opportunity to showcase Redwood’s nimble and thought-driven business model.
In this update, we review our quarterly results, discuss our capital position, investment opportunities, and operating progress - including the completion of our third Sequoia securitization of 2016 and commercial mezzanine loan sales.
Third Quarter Results and Capital Position
Our GAAP earnings were $0.58 per share for the third quarter of 2016, as compared with $0.48 per share for the second quarter of 2016. Our third quarter earnings benefited from positive mark-to-market adjustments on our fair value securities and higher margins from our jumbo mortgage banking operations compared with the second quarter of 2016. These increases were partially offset by lower commercial loan income, which was elevated in the second quarter of 2016 due to higher loan prepayment interest and the release of loan loss reserves.
We deployed $76 million of capital during the third quarter toward new investments, bringing our total capital deployed year-to-date in 2016 to just approximately $300 million. At September 30, 2016, we estimate that our capital available for investments was approximately $300 million. We expect this amount to increase by up to an additional $30 million upon the sale of our remaining commercial mezzanine loans.
Investment Portfolio Initiatives
We remain focused on new and innovative ways to take credit risk on residential loans through portfolio-based initiatives, which will enable us to deploy significant amounts of capital without the infrastructure required to aggregate loans individually. So far in 2016, we’ve invested in two “Portfolio Risk Transfer” transactions, which facilitate the transfer of credit risk on both jumbo and conforming loans from large commercial banks to private-sector investors like Redwood through traditional REMIC structures, and expect to invest in additional transactions in the coming months. In addition, we’ve had discussions with some of our larger volume jumbo loan sellers and with other banks to explore ways to complete these types of transactions as an alternative to selling whole loans. We also continue to work directly with the GSEs on other credit-risk sharing initiatives that may result in meaningful new opportunities for Redwood.
Residential Mortgage Banking
Our residential mortgage banking business had a positive third quarter and is off to a good start in the fourth quarter of 2016, as we closed our third jumbo securitization for 2016 in late October at tighter spreads than our previous transaction in July. Gain-on-sale margins for securitization since the end of the third quarter of 2016 have been slightly better than our more recent whole-loan sale executions, and should benefit our fourth quarter mortgage banking results. Our expanded-prime loan program, Redwood Choice, continues to be rolled out and used by our loan seller network. We expect to continue to gain momentum with the Choice program as we refine its features and pricing.

Outlook
The third quarter of 2016 was the first in a long period of time during which we experienced consistently low volatility in benchmark interest rates, helping to push credit spreads tighter and valuations higher across many asset classes. Additionally, our mortgage credit performance remained strong. As value investors, we took advantage of this unusually strong pricing and sold certain lower-yielding and non-core investments during the third quarter, in advance of any refinance concerns or other potential credit events. In our view, we maximized the return on these investments for shareholders. And while we remain in a challenging environment to reinvest our capital, with less liquidity available in the financial system to keep volatility low, spread widening may only be a presidential election, Federal Reserve Board meeting, or bad macro-headline away. This makes it, in our view, a good time to be holding capital available for investment. As we head towards the end of the year, we remain extremely focused on our long-term investment initiatives - including with banks and the GSEs, the securitization market, and other vehicles we may use to finance our expanded-prime Choice loans.
Financial and Operational Overview - Third Quarter of 2016
Highlights

•
Our earnings were $0.58 per share for the third quarter of 2016, as compared with $0.48 per share for the second quarter of 2016. Third quarter results improved primarily as a result of positive mark-to-market changes driven by tightening spreads on our fair value securities, and above-average margins from our jumbo mortgage banking operations.

•
Our book value was $14.74 per share at September 30, 2016, as compared with $14.20 per share at June 30, 2016. The increase was driven by our third quarter earnings exceeding our dividend payment, tightening spreads on our available-for-sale securities, and an increase in value of interest rate derivatives hedging our long-term debt.

•
We deployed $76 million of capital in the third quarter of 2016 toward new investments, including $47 million in residential CRT and other subordinate securities, $25 million in Agency commercial multi-family securities and other CMBS, and $3 million in MSRs. Additionally, we repurchased $3 million of common shares during the third quarter at an average price of $13.45 per share.

•
We received $208 million of net cash proceeds from the sale of the majority of our commercial mezzanine loan portfolio and generated realized gains of $5 million. We currently expect to sell the majority of our remaining commercial mezzanine loans in the fourth quarter.

•
We sold $28 million of securities from our investment portfolio during the third quarter of 2016, which generated realized gains of $2 million and freed up $5 million of capital for reinvestment after the repayment of associated debt.

•
We purchased $1.25 billion of residential jumbo loans during the third quarter of 2016, consistent with the second quarter of 2016. At September 30, 2016, our pipeline of jumbo residential loans identified for purchase was $1.11 billion.

•	Residential loan sales totaled $774 million during the third quarter of 2016 and included $416 million of whole loan sales to third parties and $358 million of loans that were securitized.

Key Earnings Metrics
The following table presents key earnings metrics for the three and nine months ended September 30, 2016.
Table 1 – Key Earnings Metrics

	Three Months Ended	Nine Months Ended
(In Thousands, except Share data)	September 30, 2016	September 30, 2016

Net income	$52,553	$105,897
Net income per diluted common share	$0.58	$1.23
REIT Taxable Income per Share	$0.34	$0.93
Dividends per Share	$0.28	$0.84

Annualized GAAP Return on Equity	19%	13%
Earnings

A detailed discussion on our third quarter of 2016 net income is included in the Results of Operations section of this MD&A that follows.
Book Value per Share
At September 30, 2016, our book value was $1.13 billion, or $14.74 per share, an increase from $14.20 per share at June 30, 2016. The following table sets forth the changes in our book value per share for the three and nine months ended September 30, 2016.
Table 2 – Changes in Book Value per Share

	Three Months Ended	Nine Months Ended
(In Dollars, per share basis)	September 30, 2016	September 30, 2016
Beginning book value per share	$14.20	$14.67
Net income	0.58	1.23
Changes in unrealized gains on securities, net from:
Realized gains recognized in net income	(0.01)	(0.23)
Amortization income recognized in net income	(0.06)	(0.22)
Mark-to-market adjustments, net	0.20	0.33
Total change in unrealized gains on securities, net	0.13	(0.12)
Dividends	(0.28)	(0.84)
Share repurchases	—	0.04
Equity award distributions	—	(0.14)
Changes in unrealized losses on derivatives hedging long-term debt	0.01	(0.26)
Non-cash equity award compensation	0.02	0.12
Other, net	0.08	0.04
Ending Book Value per Share	$14.74	$14.74

Our book value per share increased $0.54 per share to $14.74 per share during the third quarter of 2016. The increase was primarily driven by our third quarter earnings exceeding our dividend payment and tightening spreads on our available-for-sale securities.

Unrealized gains on our available-for-sale securities increased $0.13 per share during the third quarter of 2016. The increase was primarily a result of $0.20 per share increase in the fair value of our available-for-sale securities in the third quarter of 2016. The increase was partially offset by $0.01 per share of previously unrealized net gains that were realized as income from the sale of securities during the third quarter of 2016, and $0.06 per share as a result of discount amortization income recognized in earnings during the third quarter of 2016 from the appreciation in amortized cost basis of our available-for-sale securities.
For the third quarter of 2016, our reported earnings were $53 million, or $0.58 per diluted common share, based on diluted average shares of 98 million. Under GAAP EPS provisions, this share count assumes all of our convertible and exchangeable debt was converted to equity for the third quarter of 2016. Our book value per share for the third quarter of 2016 was based on actual shares outstanding of 77 million at the end of third quarter. The difference between shares used to calculate earnings per diluted common share and book value per share resulted in a $0.08 per share benefit to reported book value per share for the third quarter of 2016. This amount is included in other, net in the Changes in Book Value per Share table above. For more details on how we calculate earnings per diluted common share see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the first nine months of 2016, lower benchmark interest rates resulted in the $0.23 per share increase in unrealized losses on derivatives hedging a portion of our long-term debt. The offsetting change in the fair value of this long-term debt is not reflected in book value, as the debt is recorded at its amortized cost and not marked-to-market for financial reporting purposes. At September 30, 2016, the cumulative unrealized loss on these derivatives, which is included in book value per share, was $0.91 per share.
During the first nine months of 2016, we utilized our stock repurchase authorizations to repurchase approximately 1.9 million shares of common stock at an average price of $12.91 per share. These share repurchases increased book value by $0.04 per share for the nine months ended September 30, 2016.
Capital and Liquidity
Our total capital was $1.75 billion at September 30, 2016, and included $1.13 billion of equity capital and $0.62 billion of the total $2.62 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $201 million of exchangeable debt due in 2019.

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
Table 3 – Capital Allocation Summary

At September 30, 2016
(Dollars in Thousands)	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital	2016 Year-to-Date Return (1)
Residential investments
Residential loans/FHLB Stock	$2,326,067	$(1,999,999)	$326,068	19%	17%
Residential securities	864,300	(279,559)	584,741	33%	19%
Mortgage servicing rights	106,009	—	106,009	6%	8%
Other assets/(other liabilities)	173,637	(50,743)	122,894	7%	—%
Available capital			337,611	19%	—%
Total residential investments	$3,470,013	$(2,330,301)	1,477,323	84%	11%
Commercial investments	$103,507	$(830)	102,677	6%	20%
Residential mortgage banking			170,000	10%	18%
Total			$1,750,000	100%

(1)
Includes net interest income, change in fair value of the investments and their associated hedges that flow through earnings, realized gains, direct operating expenses, and other income. Excludes unrealized gains and losses on our AFS securities portfolio, corporate operating expenses, and taxes.

Of our $1.75 billion of total capital at September 30, 2016, $1.58 billion (or 90%) was allocated to our investments with the remaining $170 million (or 10%) allocated to our residential mortgage-banking activities.
Included in our capital allocation is available capital, which represents a combination of capital available for investment and risk capital held for liquidity management purposes. At September 30, 2016, we estimate that our capital available for investments was approximately $300 million.

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
Within this Results of Operations section, we provide commentary that compares results year-over-year for the third quarter of 2016 and 2015. Most tables include a "change" column that shows the amount by which the results from 2016 are greater or less than the results from the respective period in 2015. Unless otherwise specified, references in this section to increases or decreases during the "three month periods" refer to the change in results for the third quarter of 2016, compared to the third quarter of 2015, and increases or decreases in the "nine month periods" refer to the change in results for the first nine months of 2016, compared to the first nine months of 2015.
The following table presents the components of our net income for the three and nine months ended September 30, 2016 and 2015.
Table 4 – Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, except per Share Data)	2016	2015	Change	2016	2015	Change
Net Interest Income	$39,309	$39,609	$(300)	$122,030	$119,759	$2,271
Reversal of provision for loan losses	859	60	799	7,102	115	6,987
Net Interest Income After Provision	40,168	39,669	499	129,132	119,874	9,258
Non-interest Income
Mortgage banking activities, net	9,766	1,333	8,433	24,712	10,706	14,006
MSR income (loss), net	3,770	3,549	221	12,834	(6,545)	19,379
Investment fair value changes, net	11,918	(14,169)	26,087	(18,686)	(17,105)	(1,581)
Other income	1,643	327	1,316	4,157	2,435	1,722
Realized gains, net	6,615	5,548	1,067	26,037	16,170	9,867
Total non-interest income, net	33,712	(3,412)	37,124	49,054	5,661	43,393
Operating expenses	(20,355)	(24,497)	4,142	(70,962)	(74,778)	3,816
Net income before income taxes	53,525	11,760	41,765	107,224	50,757	56,467
(Provision for) benefit from income taxes	(972)	7,404	(8,376)	(1,327)	10,272	(11,599)
Net Income	$52,553	$19,164	$33,389	$105,897	$61,029	$44,868
Diluted earnings per common share	$0.58	$0.22	$0.36	$1.23	$0.69	$0.54
Net Interest Income
The decrease in net interest income in the three month periods was primarily due to lower average balances of securities as well as conforming and commercial loans during 2016. The decrease in loan balances resulted from the wind-down of conforming and commercial loan purchases and sales during the first quarter of 2016. The decrease in the balances of securities resulted from net dispositions, as we reallocated capital to investments in residential jumbo loans. This decrease in net interest income was offset from a higher average balance of residential loans held-for-investment by our FHLB-member subsidiary and financed with FHLBC advances.
The increase in net interest income in the nine month period was primarily due to higher average balances of residential loans held-for-investment by our FHLB-member subsidiary and financed with the FHLBC, as well as $5 million of prepayment penalty interest received from four commercial loans during the second quarter of 2016. These increases were partially offset by a decline in average balances of our available-for-sale securities and conforming and commercial loans, as discussed above. Additional detail on changes in net interest income is provided in the “Net Interest Income” section that follows.

Reversal of Provision for Loan Losses
The increase in the reversal of provision for loan losses in the three month periods was primarily due to the reversal of provision resulting from loan repayments during the third quarter of 2016. The increase in the reversal of provision for loan losses in the nine month periods was primarily due to the reclassification of most of our commercial mezzanine loans to held-for-sale classification at the lower of cost or market in the second quarter of 2016, whereby we determined an allowance was no longer required for the loans. Additional detail regarding sales of our commercial mezzanine loans is provided in the "Results of Operations by Segment" section that follows.
Mortgage Banking Activities, Net
Income from mortgage banking activities, net includes results from our residential jumbo mortgage banking operations and, prior to the second quarter of 2016, results from our residential conforming and commercial mortgage banking operations. The increase during the three and nine month periods was predominantly due to higher gross margins from our jumbo residential mortgage banking activities on similar volume, which resulted in $9 million and $19 million increases, respectively. These increases were partially offset by $1 million and $5 million declines in income from commercial mortgage banking activities for the three and nine month periods, respectively, as we wound down those operations during the first quarter of 2016.
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
MSR income during the three month periods remained relatively stable. Given our current balance of MSR investments, MSR income during the third quarter of 2016 was within our normalized expectation of $3 million to $4 million per quarter. MSR income for the first nine months of 2015 does not include the effect of hedges during the first quarter of 2015, as we hedged these investments on an enterprise-wide basis prior to the second quarter of 2015 and did not have specific derivatives to allocate to the MSRs during that period. The loss during the first nine months of 2015 primarily reflects the negative change in market value of our MSRs during the first quarter of 2015, resulting from the decrease in market interest rates during that period. The offsetting increase in the value of assets and derivatives that effectively served as hedges to the MSRs during the first quarter of 2015 is presented in Investment fair value changes, net.
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
During the three months ended September 30, 2016, the positive investment fair value changes primarily resulted from increases in the fair value of our trading securities and their associated hedges, which together resulted in a $9 million increase. This increase was primarily the result of tightening spreads on these securities. During the nine months ended September 30, 2016, the negative investment fair value changes primarily resulted from decreases in the fair value of our loans held for investment and their associated hedges. These decreases were primarily the result of hedging costs due to interest rate volatility during the first half of the year, as well as decreases in fair value resulting from the write-off of premium from loan repayments.
During the three and nine months ended September 30, 2015, the negative investment fair value changes primarily resulted from decreases in the fair value of our trading securities as well as hedging costs for our securities and held-for-investment loans. In addition, during the first quarter of 2015, this line item also included the change in fair value of certain assets and derivatives we used to hedge our MSRs, as we did not begin to specifically identify derivatives for hedging MSRs until the second quarter of 2015.
Additional detail on our investment fair value changes is included in the Residential Investments portion of the “Results of Operations by Segment” section that follows.

Realized Gains, Net
During the third quarter of 2016, we realized gains of $7 million, which included $2 million primarily from the sale of $26 million of AFS securities and $5 million from the sale of $208 million of commercial mezzanine loans. During the third quarter of 2015, we realized gains of $6 million, primarily from the sale of $35 million of AFS securities.
For the nine months ended September 30, 2016, we realized gains of $26 million, which included $21 million primarily from the sale of $241 million of AFS securities and $5 million from the sale of $208 million of commercial mezzanine loans. For the nine months ended September 30, 2015, we realized gains of $16 million, primarily from the sale of $237 million of AFS securities.
Additional detail on realized gains is included in the Residential Investments portion of the “Results of Operations by Segment” section that follows.
Operating Expenses
The decrease in operating expenses during the three and nine month periods was primarily due to the restructuring of our residential conforming and commercial mortgage banking operations during the first quarter of 2016, which resulted in a lower run-rate of expenses. Operating expenses for the nine months ended September 30, 2016 include $11 million of restructuring charges recorded during the first quarter of 2016. Excluding these restructuring related expenses, operating expenses were $60 million during the nine months ended September 30, 2016.
See Note 11 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional detail of these restructuring charges.
Other Income
Other income in both the three and nine month periods was primarily comprised of income from risk sharing arrangements with Fannie Mae and Freddie Mac.
(Provision for) Benefit From Income Taxes
Our income taxes result almost entirely from activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain investment hedging activities. During the first nine months of 2016, we recorded a tax provision of $1 million, primarily related to ordinary GAAP income earned at the TRS during that period.
The benefit from income taxes in the nine month period of 2015 resulted from GAAP losses generated at our TRS during that period that were primarily due to lower mortgage banking income and negative market valuation adjustments on derivatives. For additional detail on income taxes, see the “Taxable Income” section that follows.

Net Interest Income
The following tables present the components of net interest income for the three and nine months ended September 30, 2016 and 2015.
Table 5 – Net Interest Income

	Three Months Ended September 30,
	2016			2015
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$8,835	$995,136	3.6%	$12,116	$1,295,018	3.7%
Residential loans - HFI at Redwood (2)	21,923	2,260,895	3.9%	11,258	1,167,534	3.9%
Residential loans - HFI at Sequoia (2)	4,837	849,234	2.3%	6,098	1,191,702	2.0%
Commercial loans	6,453	261,194	9.9%	11,191	527,359	8.5%
Trading securities	5,831	301,110	7.7%	3,476	115,712	12.0%
Available-for-sale securities	12,769	488,842	10.4%	19,273	838,305	9.2%
Other interest income	258	226,730	0.5%	72	204,746	0.1%
Total interest income	60,906	5,383,141	4.5%	63,484	5,340,376	4.8%
Interest Expense
Short-term debt	(5,405)	1,071,757	(2.0)%	(7,627)	1,693,263	(1.8)%
ABS issued - Redwood	81	—	—%	(1,348)	76,788	(7.0)%
ABS issued - Sequoia (2)	(3,274)	828,411	(1.6)%	(3,842)	1,128,334	(1.4)%
Long-term debt - FHLBC	(2,892)	1,999,999	(0.6)%	(747)	911,014	(0.3)%
Long-term debt - other	(10,107)	674,131	(6.0)%	(10,311)	685,617	(6.0)%
Total interest expense	(21,597)	4,574,298	(1.9)%	(23,875)	4,495,016	(2.1)%
Net Interest Income	$39,309			$39,609

	Nine Months Ended September 30,
	2016			2015
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$24,062	$886,777	3.6%	$33,561	$1,222,550	3.7%
Residential loans - HFI at Redwood (2)	63,562	2,178,997	3.9%	27,150	952,802	3.8%
Residential loans - HFI at Sequoia (2)	14,525	907,617	2.1%	19,578	1,270,786	2.1%
Commercial loans	28,834	338,390	11.4%	34,784	526,787	8.8%
Trading securities	15,639	271,758	7.7%	13,346	114,524	15.5%
Available-for-sale securities	42,473	553,278	10.2%	62,017	932,837	8.9%
Other interest income	926	318,138	0.4%	167	219,792	0.1%
Total interest income	190,021	5,454,955	4.6%	190,603	5,240,078	4.8%
Interest Expense
Short-term debt	(17,439)	1,150,206	(2.0)%	(21,378)	1,555,180	(1.8)%
ABS issued - Redwood	(1,615)	28,264	(7.6)%	(4,665)	97,946	(6.4)%
ABS issued - Sequoia (2)	(9,842)	885,752	(1.5)%	(12,372)	1,206,032	(1.4)%
Long-term debt - FHLBC	(8,634)	1,974,582	(0.6)%	(1,748)	781,924	(0.3)%
Long-term debt - other	(30,461)	680,576	(6.0)%	(30,681)	686,230	(6.0)%
Total interest expense	(67,991)	4,719,380	(1.9)%	(70,844)	4,327,312	(2.2)%
Net Interest Income	$122,030			$119,759

Footnotes to Table 5

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

The following table presents net interest income by segment for the three and nine months ended September 30, 2016 and 2015.
Table 6– Net Interest Income by Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Net Interest Income by Segment
Residential Investments	$35,510	$31,414	$4,096	$106,736	$90,198	$16,538
Residential Mortgage Banking	5,005	7,802	(2,797)	13,891	26,497	(12,606)
Commercial	6,653	7,689	(1,036)	24,926	24,296	630
Corporate/Other	(7,859)	(7,296)	(563)	(23,523)	(21,232)	(2,291)
Net Interest Income	$39,309	$39,609	$(300)	$122,030	$119,759	$2,271
Analysis of Changes in Net Interest Income
The $4 million and $17 million increases in net interest income from our Residential Investments segment for the three and nine month periods, respectively, were primarily due to increases in interest income resulting from a higher average balance of residential loans held-for-investment by our FHLB-member subsidiary and financed with FHLBC advances during the first nine months of 2016. These increases were partially offset by lower net interest income from investments in securities, primarily resulting from a lower average balance of available-for-sale securities in both the three and nine months ended September 30, 2016 as compared to the same periods in 2015, as we sold securities and reallocated capital from securities investments into loan investments during that time period.
The $3 million and $13 million decreases in net interest income from our Residential Mortgage Banking segment for the three and nine month periods, respectively, were primarily due to lower average balances of conforming loans during 2016, resulting from the wind-down of conforming loan purchases and sales during the first quarter of 2016. In addition, certain Sequoia securities that were included in this segment through the first quarter of 2015, and transferred into our Residential Investments segment in the second quarter of 2015, accounted for $2 million of the decrease during the nine month periods.
The $1 million decrease in net interest income from our Commercial segment for the three month period was primarily due to lower average balances of commercial mezzanine loans resulting from loan sales and repayments during the past 12 months. The $1 million increase in net interest income from our Commercial segment for the nine month periods was primarily due to $5 million of prepayment penalty interest received in the second quarter of 2016, as compared with $2 million received during the nine month period of 2015. These increases were partially offset by lower average balances of commercial mezzanine loans resulting from loan sales and repayments during the past 12 months.
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.

The Corporate/Other line item includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Sequoia entities. The $1 million and $2 million decrease in net interest income from Corporate/Other during the three and nine month periods, respectively, was primarily due to lower net interest income from consolidated Sequoia entities, as loans in these securitizations continue to pay down. Details regarding consolidated Sequoia entities are included in the "Results from Consolidated Sequoia Entities" section that follows.
The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at September 30, 2016.
Table 7 – Interest Expense — Specific Borrowing Costs

September 30, 2016	Residential Loans Held-for-Sale	Residential Securities
Asset yield	3.63%	4.88%
Short-term debt yield	2.07%	1.79%
Net Spread	1.56%	3.09%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.
Results of Operations by Segment
The following is a discussion of the results of operations for our three business segments for the three and nine months ended September 30, 2016 and 2015. For additional information on our segments, refer to Note 22 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10‑Q.
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

The following table presents the components of segment contribution for the Residential Investments segment for the three and nine months ended September 30, 2016 and 2015.
Table 8 – Residential Investments Segment Contribution

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Interest income	$39,981	$34,074	$5,907	$120,812	$98,335	$22,477
Interest expense	(4,471)	(2,660)	(1,811)	(14,076)	(8,137)	(5,939)
Net interest income	35,510	31,414	4,096	106,736	90,198	16,538
Non-interest income
MSR income (loss), net	3,770	3,549	221	12,834	(6,545)	19,379
Investment fair value changes, net	11,973	(13,622)	25,595	(16,913)	(14,745)	(2,168)
Other income	1,643	327	1,316	4,130	2,435	1,695
Realized gains, net	1,991	5,548	(3,557)	21,312	16,170	5,142
Total non-interest income (loss), net	19,377	(4,198)	23,575	21,363	(2,685)	24,048
Direct operating expenses	(2,498)	(1,311)	(1,187)	(6,517)	(3,600)	(2,917)
Segment contribution before income taxes	52,389	25,905	26,484	121,582	83,913	37,669
(Provision for) benefit from income taxes	(732)	4,082	(4,814)	(1,087)	3,824	(4,911)
Total Segment Contribution	$51,657	$29,987	$21,670	$120,495	$87,737	$32,758
The following table presents our primary portfolios of investment assets in our Residential Investments segment at September 30, 2016 and December 31, 2015.
Table 9 – Residential Investments

(In Thousands)	September 30, 2016	December 31, 2015	Change
Residential loans held-for-investment	$2,282,674	$1,791,195	$491,479
Residential securities	864,300	1,028,171	(163,871)
Mortgage servicing rights	106,009	191,976	(85,967)
Total Residential Investments	$3,252,983	$3,011,342	$241,641

Overview

The increase in our total residential investments in the first nine months of 2016 was primarily attributable to the addition of residential loans held-for-investment and financed through the FHLBC, as our FHLB-member subsidiary fully utilized its borrowing capacity of $2.00 billion. This increase was partially offset by a decrease in our investments in residential securities and MSRs, resulting from net sales during the first nine months of 2016. We expect net interest income from our investments in residential loans held-for-investment to stabilize over the remainder of 2016, as we have fully utilized our FHLB-member subsidiary's borrowing capacity. For the nine months ended September 30, 2016, our segment contribution from Residential Investments was comprised of $36 million from residential loans, $76 million from residential securities, and $8 million from MSRs.

Net Interest Income
Net interest income from Residential Investments primarily includes interest income from our residential loans held-for-investment and our residential securities, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Residential Investments segment for the three and nine months ended September 30, 2016 and 2015.
Table 10 - Net Interest Income ("NII") from Residential Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Net interest income from HFI loans	$19,031	$10,511	$8,520	$54,920	$25,402	$29,518
Net interest income from securities	16,279	20,836	(4,557)	51,013	64,645	(13,632)
Other interest income	200	67	133	803	151	652
NII from Residential Investments	$35,510	$31,414	$4,096	$106,736	$90,198	$16,538

The increases in net interest income from our Residential Investments segment for the three and nine month periods, respectively, were primarily due to increases in interest income resulting from a higher average balance of residential loans held-for-investment by our FHLB-member subsidiary and financed with FHLBC advances during the first nine months of 2016. These increases were partially offset by lower net interest income from investments in securities, primarily resulting from a lower average balance of available-for-sale securities in both the three and nine months ended September 30, 2016 as compared to the same periods in 2015, as we sold securities and reallocated capital from securities investments into loan investments during that time period.
Investment fair value changes, net
The following table presents the components of investment fair value changes, net for our Residential Investments segment, which is comprised of market valuation gains and losses from our residential investments and associated hedges, for the three and nine months ended September 30, 2016 and 2015.
Table 11 - Investment Fair Value Changes, Net from Residential Investments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Investment Fair Value Changes, Net
Market valuation changes:
Residential loans held-for-investment (1)	$(655)	$9,077	$22,161	$5,170
Trading securities - IOs	1,388	(9,263)	(11,525)	(616)
Trading securities - other	7,172	479	14,169	(971)
Risk sharing investments	15	(1,098)	(689)	(1,799)
Risk management derivatives	4,053	(12,591)	(40,724)	(16,303)
Impairments on AFS securities	—	(226)	(305)	(226)
Investment Fair Value Changes, Net	$11,973	$(13,622)	$(16,913)	$(14,745)

(1)	Market valuation changes from residential loans held-for-investment above do not include loans at consolidated Sequoia entities, which are not included in this segment.

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
The following table presents the components of investment fair value changes in this segment, net for the three and nine months ended September 30, 2016.
Table 12 - Components of Investment Fair Value Changes, Net from Residential Investments

(In Thousands)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Market valuation changes on:
Residential loans held-for-investment
Change in fair value from the reduction of principal (1)	$(4,724)	$(9,855)
Change in fair value from changes in interest rates and spreads (2)	4,069	32,016
Total change in fair value of residential loans held-for-investment	(655)	22,161

Residential securities
Change in fair value from the reduction of principal (1)	(1,383)	(3,636)
Change in fair value from changes in interest rates and spreads (2)	9,958	5,286
Total change in fair value of residential securities	8,575	1,650

Risk management derivatives
Interest component of derivative expense	(1,885)	(6,756)
Change in fair value of derivatives from changes in interest rates (3)	5,938	(33,968)
Total change in fair value of risk management derivatives	4,053	(40,724)

Total Residential Investments Fair Value Changes, Net (4)	$11,973	$(16,913)

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

(4)
Total investment fair value changes, net, on our consolidated financial statements also includes a $0.3 million loss and a $2 million loss for the three and nine months ended September 30, 2016, respectively, related to changes in fair value of our investments in legacy consolidated Sequoia transactions, which is included in Corporate/Other for segment reporting.

For the three and nine months ended September 30, 2016, investment fair value changes were positive $3 million and negative $19 million, respectively, for residential loans held-for-investment and their associated derivatives, and positive $9 million and positive $2 million, respectively, for residential securities and their associated derivatives.
The increase in fair values from loans and their associated derivatives during the third quarter of 2016 primarily resulted from tightening spreads during that period. These increases were partially offset by reductions in the fair value of loans from the loss of premium from principal repayments. The decrease in the fair values from loans and their associated derivatives during the first nine months of 2016 primarily resulted from the loss of premium from principal repayments during that period as well as increased hedging costs resulting from interest rate volatility during the first half of the year.
The increase in fair values from securities and their associated derivatives during the three and nine month periods ending September 30, 2016, primarily resulted from tightening spreads during those periods. These were partially offset by reductions in fair value resulting from reductions in the basis of IO securities from associated principal repayments as well as from hedging costs.
MSR Income (Loss), net
The following table presents the components of MSR income (loss), net for the three and nine months ended September 30, 2016 and 2015.
Table 13 – MSR Income (Loss), net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Net servicing fee income	$8,726	$8,715	$27,241	$24,495
Changes in fair value of MSR from the receipt of expected cash flows	(5,705)	(4,710)	(17,766)	(13,684)
MSR provision for repurchases	—	(221)	208	(439)
MSR income before the effect of changes in interest rates and other assumptions	3,021	3,784	9,683	10,372
Changes in fair value of MSR from interest rates and other assumptions (1)	7,085	(23,786)	(52,723)	(18,653)
Changes in fair value of associated derivatives	(6,336)	23,551	55,874	1,736
Total net effect of changes in assumptions and rates	749	(235)	3,151	(16,917)
MSR Income (Loss), Net	$3,770	$3,549	$12,834	$(6,545)

(1)	Primarily reflects changes in prepayment assumptions on our MSRs due to changes in benchmark interest rates.
MSR income before the effect of changes in interest rates and other assumptions remained stable during the three and nine month periods, given relatively comparable underlying notional loan balances in each period. MSR Income related to the net effect of changes in assumptions and rates was positive for both the three and nine months ended September 30, 2016, reflecting a benefit from low interest rate volatility during the third quarter of 2016.
MSR income for the first nine months of 2015 does not include the effect of hedges during the first quarter of 2015, as we hedged these investments on an enterprise-wide basis prior to the second quarter of 2015 and did not have specific derivatives to allocate to the MSRs during that period. The loss during the first nine months of 2015 primarily reflects the negative change in market value of our MSRs during the first quarter of 2015, resulting from the decrease in market interest rates during that period. The offsetting increase in the value of assets and derivatives that effectively served as hedges to the MSRs during the first quarter of 2015 is presented in Investment fair value changes, net.

Realized Gains, net
During the third quarter of 2016, we realized gains of $2 million, primarily from the sale of $26 million of AFS securities. During the third quarter of 2015, we realized gains of $6 million primarily from the sale of $35 million of AFS securities. During the nine months of 2016, we realized gains of $21 million, primarily from the sale of $241 million of AFS securities. During the nine months of 2015, we realized gains of $16 million primarily from the sale of $237 million of AFS securities.
Direct Operating Expenses and Provision for Income Taxes
The increase in operating expenses at our Residential Investments segment in 2016 was primarily attributable to higher personnel costs associated with the management of our investments. For the three and nine months ended September 30, 2016, the provision for income taxes at our Residential Investments segment resulted from ordinary income earned at our TRS during those periods, primarily from MSR income and interest income on certain securities we hold at our TRS.
Residential Loans Held-for-Investment Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three and nine months ended September 30, 2016 and 2015.
Table 14 – Residential Loans Held-for Investment at Redwood - Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Fair value at beginning of period	$2,277,561	$1,157,285	$1,791,195	$581,668
Transfers between portfolios	151,919	233,429	821,273	897,050
Principal repayments	(146,151)	(39,514)	(351,955)	(123,611)
Changes in fair value, net	(655)	9,077	22,161	5,170
Fair Value at End of Period	$2,282,674	$1,360,277	$2,282,674	$1,360,277
During the three and nine months ended September 30, 2016, we had net transfers of $152 million and $821 million, respectively, of residential loans from our Residential Mortgage Banking segment to our Residential Investments segment. At September 30, 2016, $2.28 billion of loans were held by our FHLB-member subsidiary and were financed with $2.00 billion of borrowings from the FHLBC. In connection with these borrowings, our FHLB-member subsidiary is required to hold $43 million of FHLB stock.
At September 30, 2016, the weighted average maturity of these FHLB borrowings was approximately nine years and they had a weighted average cost of 0.57% per annum. This interest cost resets every 13 weeks and we seek to fix the interest cost of these FHLB borrowings over their weighted average maturity by using a combination of swaps, TBAs and other derivatives.
Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until the stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion.

The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at September 30, 2016.
Table 15 – Characteristics of Residential Real Estate Loans Held-for Investment at Fair Value

September 30, 2016
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$2,142,382	4.14%
Fixed - 15, 20, & 25 year	59,082	3.63%
Hybrid	10,296	3.83%
Total Outstanding Principal	$2,211,760
The outstanding loans held-for-investment at Redwood at September 30, 2016 were prime-quality, first lien loans, of which 93% were originated between 2013 and 2016 and 7% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 773 (at origination) and the weighted average loan-to-value ("LTV") ratio was 66% (at origination). At September 30, 2016, none of these loans were more than 90 days delinquent or in foreclosure.
Residential Securities Portfolio
The following table sets forth real estate securities activity by collateral type in our Residential Investments segment for the three and nine months ended September 30, 2016.
Table 16 – Residential Securities Activity by Collateral Type

Three Months Ended September 30, 2016	Senior	Re-REMIC (1)	Subordinate	Total
(In Thousands)
Beginning fair value	$96,456	$165,707	$573,518	$835,681
Transfers	1,476	(1,476)	—	—
Acquisitions
Sequoia securities	—	—	1,839	1,839
Third-party securities	—	—	48,373	48,373
Sales
Sequoia securities	—	—	(26,288)	(26,288)
Third-party securities	—	—	—	—
Gains on sales and calls, net	—	—	1,990	1,990
Effect of principal payments (2)	(4,552)	(4,917)	(7,985)	(17,454)
Change in fair value, net	2,402	1,920	15,837	20,159
Ending Fair Value	$95,782	$161,234	$607,284	$864,300

Nine Months Ended September 30, 2016	Senior	Re-REMIC(1)	Subordinate	Total
(In Thousands)
Beginning fair value	$336,595	$165,064	$526,512	$1,028,171
Transfers	1,476	(1,476)	—	—
Acquisitions
Sequoia securities	—	—	5,152	5,152
Third-party securities	—	—	146,125	146,125
Sales
Sequoia securities	(21,016)	—	(51,034)	(72,050)
Third-party securities	(185,087)	—	(28,884)	(213,971)
Gains on sales and calls, net	15,598	—	5,714	21,312
Effect of principal payments (2)	(22,836)	(4,930)	(24,712)	(52,478)
Change in fair value, net	(28,948)	2,576	28,411	2,039
Ending Fair Value	$95,782	$161,234	$607,284	$864,300

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior RMBS.

(2)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

At September 30, 2016, our residential securities consisted of fixed-rate assets (71%), adjustable-rate assets (17%), hybrid assets that reset within the next year (11%), and hybrid assets that reset between 12 and 36 months (1%).
The following table presents the fair value of our residential securities that are financed with repurchase debt at September 30, 2016.
Table 17 – Residential Securities Financed with Repurchase Debt

September 30, 2016	Residential Securities	Repurchase Debt	Allocated Capital	Weighted Average Price(1)	Financing Haircut(2)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Senior	$54,871	$(47,296)	$7,575	$93	14%
Mezzanine	280,937	(232,263)	48,674	100	17%
Total	$335,808	$(279,559)	$56,249	99	17%

(1)	GAAP fair value per $100 of principal.

(2)	Allocated capital divided by GAAP fair value.
We directly finance our holdings of residential securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. At September 30, 2016, we had short-term debt incurred through repurchase facilities of $280 million, which was secured by $336 million of residential real estate securities. The remaining $528 million of these securities were financed with capital. Our repo borrowings were made under facilities with seven different counterparties, and the weighted average cost of funds for these facilities during the third quarter of 2016 was approximately 1.86% per annum. At September 30, 2016, the securities we financed through repurchase facilities had no material credit issues. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.
The majority of the $55 million of senior securities noted in the table above are supported by seasoned residential loans originated prior to 2008. The $281 million of mezzanine securities financed through repurchase facilities at September 30, 2016, carry investment grade credit ratings and are supported by residential loans originated between 2012 and 2016. The loans underlying these securities have experienced minimal delinquencies to date.

The following table presents real estate securities at September 30, 2016 and December 31, 2015, categorized by portfolio vintage (the years the securities were issued), by priority of cash flows (senior, re-REMIC, and subordinate), and by quality of underlying loans (prime and non-prime). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 18 – Residential Securities by Vintage and as a Percentage of Total Securities

September 30, 2016	Sequoia 2012-2016	Third Party 2013-2016	Agency CRT 2013-2016	Third Party 2006-2008	Third Party <=2005	Total Securities	% of Total Securities
(Dollars in Thousands)
Senior
Prime	$19,098	$—	$—	$12,633	$50,837	$82,568	10%
Non-prime	—	—	—	111	13,103	13,214	1%
Total Senior	19,098	—	—	12,744	63,940	95,782	11%
Re-REMIC	—	—	—	104,404	56,830	161,234	19%
Subordinate
Prime Mezzanine (1)	139,746	143,815	16,129	—	—	299,690	35%
Prime Subordinate (2)	109,675	56,046	118,331	607	22,935	307,594	35%
Total Subordinate	249,421	199,861	134,460	607	22,935	607,284	70%
Total Securities	$268,519	$199,861	$134,460	$117,755	$143,705	$864,300	100%

December 31, 2015	Sequoia 2012-2015	Third Party 2012-2015	Agency CRT 2013-2015	Third Party 2006-2008	Third Party <=2005	Total Securities	% of Total Securities
(Dollars in Thousands)
Senior
Prime	$51,563	$—	$—	$36,358	$174,635	$262,556	26%
Non-prime	—	—	—	133	73,906	74,039	7%
Total Senior	51,563	—	—	36,491	248,541	336,595	33%
Re-REMIC	—	—	—	108,594	56,470	165,064	16%
Subordinate
Prime Mezzanine (1)	185,993	127,233	34,976	—	—	348,202	34%
Prime Subordinate (2)	96,849	35,361	13,244	812	32,044	178,310	17%
Total Subordinate	282,842	162,594	48,220	812	32,044	526,512	51%
Total Securities	$334,405	$162,594	$48,220	$145,897	$337,055	$1,028,171	100%

(1)	Prime mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

(2)	Subordinate securities include less than $1 million of non-prime securities at both September 30, 2016 and December 31, 2015.

The following tables present the components of the interest income we earned on AFS securities for the three and nine months ended September 30, 2016 and 2015.
Table 19 – Interest Income — Residential AFS Securities

Three Months Ended September 30, 2016					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$609	$529	$1,138	$68,219	3.57%	3.10%	6.67%
Re-REMIC	1,799	3,596	5,395	113,638	6.33%	12.66%	18.99%
Subordinate
Mezzanine	1,764	665	2,429	180,108	3.92%	1.48%	5.40%
Subordinate	2,473	1,334	3,807	126,877	7.80%	4.21%	12.01%
Total AFS Securities	$6,645	$6,124	$12,769	$488,842	5.44%	5.01%	10.45%

Three Months Ended September 30, 2015					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$3,276	$4,381	$7,657	$383,736	3.41%	4.57%	7.98%
Re-REMIC	2,216	2,339	4,555	105,571	8.40%	8.86%	17.26%
Subordinate
Mezzanine	2,348	789	3,137	234,204	4.01%	1.35%	5.36%
Subordinate	2,318	1,606	3,924	114,794	8.08%	5.60%	13.67%
Total AFS Securities	$10,158	$9,115	$19,273	$838,305	4.85%	4.35%	9.20%

Nine Months Ended September 30, 2016					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$3,594	$3,832	$7,426	$126,592	3.79%	4.04%	7.83%
Re-REMIC	5,484	10,400	15,884	112,029	6.53%	12.38%	18.91%
Subordinate
Mezzanine	5,745	2,038	7,783	193,643	3.96%	1.40%	5.36%
Subordinate	7,119	4,261	11,380	121,014	7.84%	4.69%	12.53%
Total AFS Securities	$21,942	$20,531	$42,473	$553,278	5.29%	4.95%	10.24%

Nine Months Ended September 30, 2015					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$10,640	$13,681	$24,321	$404,020	3.51%	4.51%	8.03%
Re-REMIC	6,644	6,863	13,507	103,414	8.57%	8.85%	17.41%
Subordinate
Mezzanine	9,406	2,828	12,234	308,986	4.06%	1.22%	5.28%
Subordinate	7,050	4,905	11,955	116,417	8.07%	5.62%	13.69%
Total AFS Securities	$33,740	$28,277	$62,017	$932,837	4.82%	4.04%	8.86%
The following tables present the components of carrying value at September 30, 2016 and December 31, 2015 for our AFS residential securities.
Table 20 – Carrying Value of AFS Securities

September 30, 2016	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$77,660	$180,754	$460,981	$719,395
Credit reserve	(2,124)	(10,452)	(35,037)	(47,613)
Unamortized discount, net	(7,751)	(59,146)	(135,829)	(202,726)
Amortized cost	67,785	111,156	290,115	469,056
Gross unrealized gains	5,585	50,078	74,041	129,704
Gross unrealized losses	(2,080)	—	(1,039)	(3,119)
Carrying Value	$71,290	$161,234	$363,117	$595,641

December 31, 2015	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$293,196	$189,782	$490,249	$973,227
Credit reserve	(6,406)	(10,332)	(32,131)	(48,869)
Unamortized discount, net	(30,474)	(71,670)	(134,963)	(237,107)
Amortized cost	256,316	107,780	323,155	687,251
Gross unrealized gains	26,512	57,284	63,205	147,001
Gross unrealized losses	(3,577)	—	(1,430)	(5,007)
Carrying Value	$279,251	$165,064	$384,930	$829,245
We designate any amount of unpaid principal balance that we do not expect to receive and thus do not expect to earn or recover as a credit reserve on each security. Any remaining net unamortized discounts or premiums on the security are amortized into income over time using the effective yield method.
At September 30, 2016, credit reserves for our AFS securities totaled $48 million, or 6.6% of the principal balance of our residential securities, as compared to $49 million, or 5.0%, at December 31, 2015. During the nine months ended September 30, 2016, reductions in the credit reserve from realized losses and sales and transfers out of credit reserve to accretable discount were partially offset by increases resulting from acquisitions. During the three and nine months ended September 30, 2016 and 2015, realized credit losses on our residential securities totaled $0.3 million and $3 million, respectively, and $2 million and $7 million, respectively.

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
The following tables provide the activity for MSRs by portfolio for the three and nine months ended September 30, 2016 and 2015.
Table 21 – MSR Activity by Portfolio

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016			2016
(In Thousands)	Jumbo	Conforming	Total MSRs	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$31,750	$78,296	$110,046	$58,138	$133,838	$191,976
Additions
MSRs retained from Sequoia securitizations	1,971	—	1,971	4,102	—	4,102
MSRs retained from third-party loan sales	21	—	21	145	3,380	3,525
Purchased MSRs	—	1,451	1,451	—	15,314	15,314
Sold MSRs	—	(8,860)	(8,860)	—	(38,419)	(38,419)
Market valuation adjustments	2,689	(1,309)	1,380	(25,954)	(44,535)	(70,489)
Balance at End of Period	$36,431	$69,578	$106,009	$36,431	$69,578	$106,009
During the nine months ended September 30, 2016, we sold MSRs with a fair value of $38 million. In addition, subsequent to September 30, 2016, we entered into an agreement to sell conforming MSRs with a fair value of approximately $25 million. We expect the transaction to settle in the fourth quarter of 2016. We may periodically sell MSRs in the future; however, we cannot predict the timing and amounts of such sales, if any.
The following table presents characteristics of the loans associated with our MSR investments at September 30, 2016.
Table 22 – Characteristics of MSR Investments Portfolio

	September 30, 2016
(Dollars In Thousands)	Jumbo	Conforming	Total
Unpaid principal balance	$5,494,950	$8,422,222	$13,917,172
Fair value of MSRs	$36,431	$69,578	$106,009
MSR values as percent of unpaid principal balance	0.66%	0.83%	0.76%
Gross cash yield (1)	0.25%	0.27%	0.22%
Number of loans	7,978	36,591	44,569
Average loan size	$689	$230	$312
Average coupon	3.98%	3.91%	3.93%
Average loan age (months)	33	18	24
Average original loan-to-value	67%	74%	71%
Average original FICO score	770	759	764
60+ day delinquencies	0.08%	0.21%	0.16%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended September 30, 2016, by the weighted average notional balance of loans associated with MSRs we owned during that period.

At September 30, 2016, nearly all of our MSRs were comprised of base MSRs and we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At both September 30, 2016 and December 31, 2015, we had $1 million of servicer advances outstanding related to our MSRs, which are presented in Other assets on our consolidated balance sheets.
Residential Mortgage Banking Segment
The following table presents the components of segment contribution for the Residential Mortgage Banking segment for the three and nine months ended September 30, 2016 and 2015.
Table 23 – Residential Mortgage Banking Segment Contribution

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Interest income
Loans	$8,831	$12,115	$(3,284)	$24,038	$33,557	$(9,519)
Sequoia securities	—	—	—	572	4,329	(3,757)
Total interest income	8,831	12,115	(3,284)	24,610	37,886	(13,276)
Interest expense	(3,826)	(4,313)	487	(10,719)	(11,389)	670
Net interest income	5,005	7,802	(2,797)	13,891	26,497	(12,606)
Mortgage banking activities, net	9,766	331	9,435	26,774	7,383	19,391
Direct operating expenses	(5,807)	(11,278)	5,471	(17,175)	(33,214)	16,039
Segment contribution before income taxes	8,964	(3,145)	12,109	23,490	666	22,824
(Provision for) benefit from income taxes	(240)	2,690	(2,930)	(240)	3,562	(3,802)
Segment Contribution	$8,724	$(455)	$9,179	$23,250	$4,228	$19,022
The following tables provide the activity of unsecuritized residential loans during the three and nine months ended September 30, 2016 and 2015.
Table 24 – Residential Loans Held-for-Sale — Activity

	Three Months Ended
	September 30, 2016			September 30, 2015
(In Thousands)	Jumbo	Conforming	Total	Jumbo	Conforming	Total
Balance at beginning of period	$882,380	$—	$882,380	$643,924	$248,157	$892,081
Acquisitions	1,252,135	—	1,252,135	1,565,472	1,421,715	2,987,187
Sales	(774,106)	—	(774,106)	(695,138)	(1,437,757)	(2,132,895)
Transfers between portfolios (1)	(151,919)	—	(151,919)	(233,429)	—	(233,429)
Principal repayments	(20,574)	—	(20,574)	(17,021)	(781)	(17,802)
Changes in fair value, net	598	—	598	6,029	4,980	11,009
Balance at End of Period	$1,188,514	$—	$1,188,514	$1,269,837	$236,314	$1,506,151

	Nine Months Ended
	September 30, 2016			September 30, 2015
(In Thousands)	Jumbo	Conforming	Total	Jumbo	Conforming	Total
Balance at beginning of period	$985,919	$129,819	$1,115,738	$1,097,805	$244,714	$1,342,519
Acquisitions	3,615,003	197,860	3,812,863	4,084,952	4,227,014	8,311,966
Sales	(2,544,595)	(329,620)	(2,874,215)	(2,972,887)	(4,241,550)	(7,214,437)
Transfers between portfolios (1)	(821,273)	—	(821,273)	(897,095)	—	(897,095)
Principal repayments	(56,411)	(84)	(56,495)	(45,322)	(1,371)	(46,693)
Changes in fair value, net	9,871	2,025	11,896	2,384	7,507	9,891
Balance at End of Period	$1,188,514	$—	$1,188,514	$1,269,837	$236,314	$1,506,151

(1)	Represents the net transfers of loans into our Residential Investments segment and their reclassification from held-for-sale to held-for-investment.
The following table provides the activity of our retained Sequoia securities held in this segment for the three and nine months ended September 30, 2016 and 2015.
Table 25 – Sequoia Securities Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Beginning fair value	$—	$—	$197,007	$93,802
Transfers between portfolios	—	—	—	(65,809)
Sales	—	—	(195,107)	(13,588)
Effect of principal payments	—	—	(3,403)	(98)
Change in fair value, net	—	—	1,503	(14,307)
Ending Fair Value	$—	$—	$—	$—

Overview
During the first nine months of 2016, we purchased $3.62 billion of predominately prime residential jumbo loans, sold $2.54 billion of jumbo loans to third parties and securitized $712 million through our Sequoia platform. In addition, we had net transfers of $821 million of loans to our Residential Investments segment and financed them with borrowings from the FHLBC. Our pipeline of loans identified for purchase at September 30, 2016, included $1.11 billion of jumbo loans. We substantially completed the wind-down of our conforming mortgage banking activities during the first quarter of 2016, having sold nearly all of our conforming loans and completed significant reductions in our headcount at this segment.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At September 30, 2016, we had $838 million of warehouse debt outstanding to fund our residential loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the third quarter of 2016 was 2.09% per annum. Our warehouse capacity at September 30, 2016 totaled $1.33 billion across four separate counterparties, which should continue to provide sufficient liquidity to fund our residential mortgage banking operations in the near-term.
Our residential mortgage banking operations created investments that allowed us to deploy $112 million of capital into our residential investment portfolio during the first nine months of 2016. At September 30, 2016, we had 395 loan sellers, up from 330 at the end of 2015. This included 201 jumbo sellers and 194 MPF sellers from various FHLB districts.
Prior to the second quarter of 2015, this segment included Sequoia IO securities that were used in part to mitigate certain risks related to interest rate movements on our residential loan pipeline. During the second quarter of 2015, we permanently transferred all Sequoia IO securities from our Residential Mortgage Banking segment to our Residential Investments segment. In addition, in the fourth quarter of 2015, we retained senior securities from a Sequoia securitization we sponsored that quarter, which we subsequently sold during the first quarter of 2016.

Net Interest Income
Net interest income from residential mortgage banking is primarily comprised of interest income earned on residential loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on our consolidated balance sheet.
The $3 million and $13 million decreases in net interest income for the three and nine month periods, respectively, were primarily due to lower average balances of conforming loans during 2016, resulting from the wind-down of conforming loan purchases and sales during the first quarter of 2016. In addition, certain Sequoia securities that were included in this segment through the first quarter of 2015 and transferred into our Residential Investments segment in the second quarter of 2015, accounted for $2 million of the decrease during the nine month periods.
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
Table 26 – Components of Residential Mortgage Banking Activities, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Changes in fair value of:
Residential loans, at fair value (1)	$12,671	$36,183	$(23,512)	$47,456	$54,375	$(6,919)
Sequoia securities	—	—	—	1,455	(14,359)	15,814
Risk management derivatives(2)	(3,287)	(37,029)	33,742	(22,743)	(35,842)	13,099
Other income, net (3)	382	1,177	(795)	606	3,209	(2,603)
Total Residential Mortgage Banking Activities, Net	$9,766	$331	$9,435	$26,774	$7,383	$19,391

(1)	Includes changes in fair value for loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.
The increases in mortgage banking activities, net in both the three and nine month periods was primarily due to higher jumbo gross margins during 2016 on similar volume as compared to the prior year.
Loan purchase commitments ("LPCs"), adjusted for fallout expectations, were $1.17 billion and $3.63 billion, respectively, for the three and nine months ended September 30, 2016. Our gross margins for our jumbo loans, which we define as net interest income plus income from mortgage banking activities, divided by LPCs, were 126 basis points in the third quarter of 2016 and 107 basis points for the first nine months of 2016. In both cases, the margins were above our long-term expectations of 50 to 75 basis points. Gross margins for the third quarter of 2016 benefited from improved pricing on securitization execution, relative to prior quarters.

At September 30, 2016, we had a repurchase reserve of $5 million outstanding related to residential loans sold through this segment. For the nine months ended September 30, 2016 and 2015, we recorded $0.5 million and $2 million, respectively, of provision for repurchases that was included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at September 30, 2016.
Table 27 – Characteristics of Residential Loans Held-for-Sale

September 30, 2016	Principal Value	Weighted Average Coupon
(Dollars in Thousands)
First Lien Prime
Fixed - 30 year	$596,066	4.15%
Fixed - 15, 20, & 25 year	102,757	3.34%
Hybrid	459,059	3.26%
Total Outstanding Principal	$1,157,882

Operating Expenses and Taxes

The decreases in operating expenses in both the three and nine month periods at this segment were primarily attributable to the restructuring of our conforming loan mortgage banking operations during the first quarter of 2016. All severance and related charges from the restructuring of our conforming mortgage banking operations were included in corporate/other for segment reporting purposes. Our 2016 operating expenses primarily include costs associated with the underwriting, purchase and sale of jumbo residential loans.

All residential mortgage banking activities are performed at our taxable REIT subsidiary and the provision for income taxes is generally correlated to the amount of this segment's contribution before income taxes in relation to the TRS's overall GAAP income and associated tax provision.
Commercial Segment
The following table presents the components of segment contribution for the Commercial segment for the three and nine months ended September 30, 2016 and 2015.
Table 28 – Commercial Segment Contribution

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Interest income	$7,195	$11,191	$(3,996)	$29,927	$34,784	$(4,857)
Interest expense	(542)	(3,502)	2,960	(5,001)	(10,488)	5,487
Net interest income	6,653	7,689	(1,036)	24,926	24,296	630
Reversal of provision for loan losses	859	60	799	7,102	115	6,987
Mortgage banking activities, net	—	1,002	(1,002)	(2,062)	3,323	(5,385)
Investment fair value changes, net	203	—	203	408	—	408
Other income	—	—	—	27	—	27
Realized gains, net	4,624	—	4,624	4,433	—	4,433
Direct operating expenses	(253)	(3,136)	2,883	(2,524)	(9,638)	7,114
Segment contribution before income taxes	12,086	5,615	6,471	32,310	18,096	14,214
(Provision for) benefit from income taxes	—	(389)	389	—	321	(321)
Total Segment Contribution	$12,086	$5,226	$6,860	$32,310	$18,417	$13,893

The following table provides the activity of commercial loans during the nine months ended September 30, 2016 and 2015.
Table 29 – Commercial Loans — Activity

	Nine Months Ended September 30,
	2016		2015
(In Thousands)	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Balance at beginning of period	$39,141	$363,506	$166,234	$400,693
Originations/acquisitions	37,625	—	517,894	22,219
Sales	(350,521)	—	(614,024)	—
Transfers between portfolios	302,580	(302,580)	—	—
Principal repayments	(3,361)	(70,529)	(167)	(35,441)
Discount amortization	—	330	—	565
Reversal of provision for loan losses	—	7,102	—	115
Changes in fair value, net	4,936	2,171	10,819	(750)
Balance at End of Period	$30,400	$—	$80,756	$387,401

Overview
During the first quarter of 2016, we sold all of our remaining commercial senior loans, completed significant reductions in our headcount at this segment, and substantially completed the wind-down of our commercial mortgage banking activities. During the third quarter of 2016, we sold the majority of our commercial mezzanine loan portfolio, which resulted in realized gains of $5 million, and currently expect to settle the sale of $27 million of our remaining $30 million of commercial loans in the fourth quarter of 2016.
During 2016, substantially all of the income from this segment was derived from our commercial investments. At September 30, 2016, these investments had a carrying value of $104 million, and included $30 million of commercial loans held-for-sale, and $73 million of primarily multi-family commercial mortgage-backed securities (or "CMBS").
Net Interest Income
During 2016, net interest income was primarily generated from our mezzanine and other subordinate commercial loans and securities. During 2015, interest income was also generated from senior loans we originated and sold to third-party CMBS aggregators. The following table presents net interest income from each of these portfolios for the three and nine months ended September 30, 2016 and 2015.
Table 30 Commercial Loans and Securities - Net Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Senior loans held-for-sale	$—	$789	$(789)	$356	$2,129	$(1,773)
Mezzanine loans	5,911	6,900	(989)	23,506	22,167	1,339
Trading securities	742	—	742	1,064	—	1,064
Net Interest Income	$6,653	$7,689	$(1,036)	$24,926	$24,296	$630
The $1 million decrease in net interest income from our Commercial segment for the three month periods was primarily due to lower average balances of commercial mezzanine loans resulting from loan sales and repayments during the past 12 months. The $1 million increase for the nine month periods was primarily due to $5 million of prepayment penalty interest received in the second quarter of 2016, as compared with $2 million received during the nine month period of 2015. This increase was partially offset by lower average balances of commercial mezzanine loans resulting from loan sales and repayments during the past 12 months.

Reversal of Provision for Loan Losses
The increase in the reversal of provision for loan losses in the three month periods was primarily due to loan repayments during the third quarter of 2016. The increase in the reversal of provision for loan losses in the nine month periods was primarily due to the reclassification of most of our commercial mezzanine loans to held-for-sale classification at the lower of cost or market in the second quarter of 2016, whereby we determined an allowance was no longer required for the loans.
Mortgage Banking Activities, Net
The loss from mortgage banking activities for the nine months ended September 30, 2016, resulted from the liquidation of our remaining senior loans during the first quarter of 2016 when we wound down those operations.
Direct Operating Expenses and Taxes
The decrease in operating expenses in both the three and nine month periods at this segment was primarily attributable to the restructuring of our commercial mortgage banking operations during the first quarter of 2016. All severance and related charges from the restructuring of these operations were included in Corporate/Other for segment reporting purposes. Our 2016 operating expenses primarily include costs associated with the management of our commercial mezzanine loan portfolio.
Commercial Mezzanine Loan Portfolio
Our commercial mezzanine loan portfolio is comprised of mezzanine and other subordinate loans that we previously originated. During the third quarter of 2016, we entered into an agreement with a third party to sell the majority of our commercial mezzanine loans and, as of September 30, 2016, had completed the sale of loans with a principal balance of $203 million, which resulted in gains of $5 million that are presented in Realized gains, net on our consolidated statements of income. At September 30, 2016, we held six loans, of which five are pending sale pursuant to the sale agreement entered into during the third quarter of 2016, subject to the satisfaction of certain conditions. The remaining loan had a carrying value of $3 million at September 30, 2016, and during the third quarter of 2016, this loan experienced a technical default and we recorded a valuation adjustment of $0.3 million through Investment fair value changes, net, a component of our consolidated statements of income.
Results of Consolidated Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At September 30, 2016, the estimated fair value of our investments in the consolidated Sequoia entities was $27 million.

The following tables present the statements of income for the three and nine months ended September 30, 2016, and the balance sheets of the consolidated Sequoia entities at September 30, 2016 and December 31, 2015. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 31 – Consolidated Sequoia Entities Statements of Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2016	2015	Change	2016	2015	Change
Interest income	$4,837	$6,098	$(1,261)	$14,525	$19,578	$(5,053)
Interest expense	(3,274)	(3,842)	568	(9,842)	(12,372)	2,530
Net interest income	1,563	2,256	(693)	4,683	7,206	(2,523)
Investment fair value changes, net	(255)	(501)	246	(2,086)	(2,277)	191
Net Income from Consolidated Sequoia Entities	$1,308	$1,755	$(447)	$2,597	$4,929	$(2,332)

Table 32 – Consolidated Sequoia Entities Balance Sheets

(In Thousands)	September 30, 2016	December 31, 2015
Residential loans held for investment, at fair value	$839,976	$1,021,870
Other assets	7,423	6,254
Total Assets	$847,399	$1,028,124
Other liabilities	$523	$655
Asset-backed securities issued, at fair value	819,868	996,820
Total liabilities	820,391	997,475
Equity (fair value of Redwood's retained investments in entities)	27,008	30,649
Total Liabilities and Equity	$847,399	$1,028,124

Net Interest Income at Consolidated Sequoia Entities
The decreases in net interest income in both the three and nine month periods from these entities primarily resulted from a lower average balance of loans outstanding at the entities during 2016, resulting from continued loan paydowns.
Investment Fair Value Changes, Net at Consolidated Sequoia Entities

Investment fair value changes, net at consolidated Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities, which netted together represent the change in value of our retained investments in the consolidated Sequoia entities. The decrease in market value during the first nine months of 2016 was primarily driven by a reduction in the basis of our retained IO securities from payments during that period.
Residential Loans at Consolidated Sequoia Entities
The following table provides details of residential loan activity at consolidated Sequoia entities for the three and nine months ended September 30, 2016 and 2015.
Table 33 – Residential Loans at Consolidated Sequoia Entities — Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Balance at beginning of period	$880,197	$1,237,114	$1,021,870	$1,474,386
ASU 2014-13 election adjustment	—	—	—	(103,649)
Adjusted beginning balance	880,197	1,237,114	1,021,870	1,370,737
Principal repayments	(46,810)	(65,556)	(147,748)	(201,353)
Transfers to REO	(2,612)	(893)	(8,412)	(4,050)
Deconsolidation adjustments	—	—	(6,871)	—
Changes in fair value, net	9,201	(419)	(18,863)	4,912
Balance at End of Period	$839,976	$1,170,246	$839,976	$1,170,246

Characteristics of Loans at Consolidated Sequoia Entities
The following table highlights unpaid principal balances for loans at consolidated Sequoia entities by product type at September 30, 2016.
Table 34 – Characteristics of Loans at Consolidated Sequoia Entities

September 30, 2016
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
First Lien
Hybrid (1)	$19,100	2.94%
ARM	923,977	2.02%
Total Outstanding Principal	$943,077

(1)	All of these loans have reached the initial interest rate reset date and are currently adjustable rate mortgages.
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise nearly all of the loans in the consolidated Sequoia entities and were primarily originated in 2006 or prior. All of the $19 million of hybrid loans held at consolidated Sequoia entities at September 30, 2016 had reset in 2010, and now act as ARM loans. For outstanding loans at consolidated Sequoia entities at September 30, 2016, the weighted average FICO score of borrowers backing these loans was 728 (at origination) and the weighted average original LTV ratio was 66% (at origination). At September 30, 2016 and December 31, 2015, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $19 million and $27 million, respectively, and the unpaid principal balance of loans in foreclosure was $18 million and $32 million, respectively.
Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three and nine months ended September 30, 2016 and 2015. For each of these periods, we had no undistributed REIT taxable income.
Table 35 – Taxable Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except per Share Data)	2016 est. (1)	2015	2016 est. (1)	2015
REIT taxable income	$26,001	$23,717	$71,169	$56,440
Taxable REIT subsidiary income (loss)	10,896	(408)	41,010	(29,869)
Total Taxable Income	$36,897	$23,309	$112,179	$26,571

REIT taxable income per share	$0.34	$0.29	$0.93	$0.68
Total taxable income per share	$0.48	$0.29	$1.46	$0.33

Distributions to shareholders	$21,536	$23,318	$64,759	$70,322
Distributions to shareholders per share	$0.28	$0.28	$0.84	$0.84

(1)	Our tax results for the three and nine months ended September 30, 2016 are estimates until we file tax returns for this year.

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

Our estimated total taxable income for each of the three months ended September 30, 2016 and 2015 included $1 million in realized credit losses on investments. Our estimated total taxable income for the nine months ended September 30, 2016 and 2015 included $6 million and $5 million in realized credit losses on investments, respectively. For tax purposes, we anticipate an additional $22 million of credit losses to be realized over an estimated three- to five-year period based on the securities we currently own. For the three and nine months ended September 30, 2016, we realized net capital gains of $2 million and $18 million, respectively, at the REIT for tax purposes.
Tax Provision under GAAP

For both the three and nine months ended September 30, 2016, we recorded a tax provision of $1 million compared to a tax benefit of $7 million and a tax benefit of $10 million for the three and nine months ended September 30, 2015, respectively. Our tax provision or benefit is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The change in tax provision (benefit) year-over-year was primarily the result of a valuation allowance being recorded against the net capital deferred tax assets ("DTAs"), which were generated from GAAP losses at our TRS in 2016. The income or loss generated at our TRS will not affect the tax characterization of our 2016 dividends.

Realization of our DTAs is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2015, we reported net federal ordinary and capital DTAs, for which we recorded a full valuation allowance. As a result of GAAP losses on capital assets at our TRS in the first three quarters of 2016, we are forecasting that we will report net federal capital DTAs at December 31, 2016. We remain uncertain about our ability to generate sufficient capital gains in future periods needed to utilize net capital DTAs beyond the reversal of our deferred tax liabilities, and included a valuation allowance against these forecasted DTAs in the calculation of our estimated annual effective tax rate. However, as a result of GAAP ordinary income at our TRS, we are forecasting that we will report net federal ordinary deferred tax liabilities ("DTLs") at December 31, 2016 and consequently no valuation allowance is expected to be recorded against any federal ordinary DTA. Consistent with prior periods, we continued to maintain a valuation allowance against our net state DTAs. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations.
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

The tables below reconcile our estimated total taxable income to our GAAP income for the nine months ended September 30, 2016.
Table 36 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Nine Months Ended September 30, 2016
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$152,002	$25,451	$177,453	$190,021	$(12,568)
Interest expense	(37,677)	(21,898)	(59,575)	(67,991)	8,416
Net interest income	114,325	3,553	117,878	122,030	(4,152)
Reversal of provision for loan losses	—	—	—	7,102	(7,102)
Realized credit losses	(5,742)	(1)	(5,743)	—	(5,743)
Mortgage banking activities, net	—	16,952	16,952	24,712	(7,760)
MSR income, net	—	55,833	55,833	12,834	42,999
Investment fair value changes, net	(1,478)	(4,174)	(5,652)	(18,686)	13,034
Operating expenses	(36,757)	(32,465)	(69,222)	(70,962)	1,740
Other income	840	1,082	1,922	4,157	(2,235)
Realized gains, net	—	284	284	26,037	(25,753)
Provision for income taxes	(19)	(54)	(73)	(1,327)	1,254
Net Income	$71,169	$41,010	$112,179	$105,897	$6,282

Income per basic common share	$0.93	$0.53	$1.46	$1.34	$0.12
Potential Taxable Income Volatility
We expect period-to-period volatility in our estimated taxable income. A description of the factors that can cause this volatility is described in the Taxable Income portion of the "Results of Operations" section in the MD&A included in Part II, Item 7, of our Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Summary
Our principal sources of cash consist of borrowings under mortgage loan warehouse facilities, securities repurchase agreements, payments of principal and interest we receive from our residential and commercial investment portfolios, and cash generated from our operating activities. Our most significant uses of cash are to purchase mortgage loans for our mortgage banking operations, to fund investments in residential loans, to purchase investment securities, to repay principal and interest on our warehouse facilities, repurchase agreements, and long-term debt, to make dividend payments on our capital stock, and to fund our operations.
Our total capital was $1.75 billion at September 30, 2016, and included $1.13 billion of equity capital and $0.62 billion of the total $2.62 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $201 million of exchangeable debt due in 2019. At September 30, 2016, we estimate that our capital available for investments was approximately $300 million.
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. During the nine months ended September 30, 2016, we repurchased 839,130 common shares for $11 million, utilizing the remaining availability under this authorization.
In February 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2016, we repurchased 1,078,743 shares for $14 million pursuant to this new authorization. At September 30, 2016, approximately $86 million of this current authorization remained available for the repurchases of shares of our common stock. Like other investments we may make, any repurchases of our common stock under this authorization would reduce our available capital described above.
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
Cash Flows and Liquidity for the Nine Months Ended September 30, 2016
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in credit losses, prepayments, and interest rates. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.

Cash Flows from Operating Activities
Cash flows used in operating activities were $756 million during the nine months ended September 30, 2016. This amount includes the net cash utilized during the period from the purchase and sale of residential and commercial mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Cash flows for the nine months ended September 30, 2016 benefited from the restructuring of our conforming and commercial mortgage banking activities, whereby cash inflows from sales of loans associated with these activities during the first quarter of 2016 were not offset by ongoing outflows of cash as we discontinued the purchase of these types of loans. Excluding cash flows from the purchase, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $75 million and negative $43 million during the first nine months of 2016 and 2015, respectively.

Additionally, cash flows from operating activities were reduced by the purchase of $9 million of FHLBC stock during the first nine months of 2016. Under our FHLB-member subsidiary’s borrowing agreement with the FHLBC, our subsidiary must purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances.
Cash Flows from Investing Activities
During the nine months ended September 30, 2016, our net cash provided by investing activities was $1.15 billion and primarily resulted from principal payments on loans held-for-investment at our consolidated Sequoia entities and at Redwood, proceeds from sales of loans, and principal payments from, and proceeds from net sales of, real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any.
Because many of our investment securities are financed through repurchase agreements, a significant portion of the proceeds from any sales or principal payments of our investment securities would generally be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans at consolidated Sequoia entities would generally be used to repay ABS issued by those entities.
In addition, during the nine months ended September 30, 2016, we had transfers of residential loans with a carrying value of $878 million from held-for-sale to held-for-investment, transfers of commercial loans with a carrying value of $359 million from held-for-investment to held-for-sale, and we retained MSRs with a carrying value of $8 million from the sale of residential loans. These non-cash transactions were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the nine months ended September 30, 2016, our net cash used in financing activities was $392 million. This primarily resulted from $600 million of net repayments of short-term debt, $209 million of repayments of ABS issued, and $28 million of cash utilized for stock repurchases. These payments were offset by $519 million of net borrowings from the FHLBC that were used to finance residential loans held-for-investment.
 In December 2015, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2016. During the nine months ended September 30, 2016, we paid $66 million of cash dividends on our common stock, representing a dividend of $0.84 per share. In November 2016, the Board of Directors declared a regular dividend of $0.28 per share for the fourth quarter of 2016, which is payable on December 29, 2016 to shareholders of record on December 15, 2016.
In accordance with the terms of outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.

Short-Term Debt
In the ordinary course of our business, we use recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations.
At September 30, 2016, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $838 million (secured by residential loans with an aggregate fair value of $941 million) and a total uncommitted borrowing limit of $1.33 billion. At September 30, 2016, we also had one short-term commercial loan warehouse facilities with no outstanding balances. In addition, at September 30, 2016, we had an aggregate outstanding short-term debt balance of $280 million under seven securities repurchase facilities, which were secured by securities with a fair market value of $336 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value of $10 million) at September 30, 2016.
At September 30, 2016, we had $1.12 billion of short-term debt outstanding. During the first nine months of 2016, the highest balance of our short-term debt outstanding was $1.87 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At September 30, 2016, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the nine months ended September 30, 2016, our FHLB-member subsidiary borrowed an additional $519 million under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At September 30, 2016, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 0.57% and a weighted average maturity of nine years. At September 30, 2016, accrued interest payable on these borrowings was $2 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.27 billion at September 30, 2016. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At September 30, 2016, our subsidiary held $43 million of FHLBC stock that is included in other assets in our consolidated balance sheets.
Convertible Notes
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these exchangeable notes was approximately 6.6% per annum. During the nine months ended September 30, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At September 30, 2016, the outstanding principal amount of these notes was $201 million. At September 30, 2016, the accrued interest payable balance on this debt was $5 million.

In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these convertible notes was approximately 5.4% per annum. At September 30, 2016, the accrued interest payable balance on this debt was $7 million.

Trust Preferred Securities and Subordinated Notes
At September 30, 2016, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the debt is extinguished. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred securities issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.9% per annum. These swaps are accounted for as cash flow hedges with all interest recorded as a component of net interest income and other valuation changes recorded as a component of equity.
Commercial Secured Borrowings
Prior to the third quarter of 2016, we had approximately $63 million of commercial secured borrowings that resulted from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. During the third quarter of 2016, we sold our retained junior portions of the loans we had originally bifurcated from these senior loans and derecognized the secured borrowing liability and the associated senior portion of the loan from our consolidated balance sheet.
 Asset-Backed Securities
At September 30, 2016, there were $943 million (principal balance) of loans owned at consolidated Sequoia securitization entities, which were funded with $936 million (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsection titled "Results of Consolidated Sequoia Entities" in the Results of Operations section of this MD&A for additional details on these entities. During the second quarter of 2016, the debt of the Commercial Securitization was repaid.
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

Our sources of debt financing include short-term secured borrowings under residential loan warehouse facilities, short-term securities repurchase facilities, a $10 million committed line of short-term secured credit from a bank, and secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, under its borrowing facility with the FHLBC.

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

At September 30, 2016, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at September 30, 2016 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at September 30, 2016 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements.
Contractual Obligations
The following table presents our contractual obligations and commitments at September 30, 2016, as well as the obligations of the securitization entities that we sponsor and consolidate for financial reporting purposes.
Table 37 – Contractual Obligations and Commitments

September 30, 2016	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,117	$—	$—	$—	$1,117
Convertible notes	—	288	201	—	489
Anticipated interest payments on convertible notes	25	36	6	—	67
FHLBC borrowings	—	—	—	2,000	2,000
Anticipated interest payments on FHLBC borrowings	20	46	55	133	254
Other long-term debt	—	—	—	138	138
Anticipated interest payments on other long-term debt (1)	9	19	19	145	192
Accrued interest payable	15	—	—	—	15
Operating leases	2	2	1	—	5
Total Redwood Obligations and Commitments	$1,188	$391	$282	$2,416	$4,277
Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$—	$—	$—	$936	$936
Anticipated interest payments on ABS (3)	14	28	28	87	157
Accrued interest payable	1	—	—	—	1
Total Obligations of Entities Consolidated for Financial Reporting Purposes	15	28	28	1,023	1,094
Total Consolidated Obligations and Commitments	$1,203	$419	$310	$3,439	$5,371

(1)	Includes anticipated interest payments related to hedges.

(2)
All consolidated ABS issued are collateralized by real estate loans and securities. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)
The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at September 30, 2016.

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
There have been no changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at September 30, 2016, the FHLB-Seattle has received approximately $122 million of principal and $11 million of interest payments in respect of the Seattle Certificate. At September 30, 2016, the Seattle Certificate had a remaining outstanding principal amount of approximately $12 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. At the time the Settle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at September 30, 2016, approximately $14 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. At September 30, 2016, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At September 30, 2016, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. During the nine months ended September 30, 2016, we repurchased 839,130 common shares for $11 million, utilizing the remaining availability under this authorization.
In February 2016, our Board of Directors authorized the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under this authorization, during the three and nine months ended September 30, 2016, we repurchased 259,005 shares for $3 million and 1,078,743 shares for $14 million, respectively. At September 30, 2016, approximately $86 million of this current authorization remained available for the repurchase of shares of our common stock.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2016.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
July 1, 2016 - July 31, 2016	—	$13.81	—	$—
August 1, 2016 - August 31, 2016	—	$—	—	$—
September 1, 2016 - September 30, 2016	259	$13.45	259	$86,450
Total	259	$13.47	259	$86,450

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015;
(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015;
(iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2016 and 2015;
(iv) Consolidated Statements of Changes in Stockholder's Equity for the nine months ended September 30, 2016 and 2015;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and
(vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	November 7, 2016	By:	/s/ Martin S. Hughes
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2016	By:	/s/ Christopher J. Abate
Christopher J. Abate
President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2016	By:	/s/ Collin L. Cochrane
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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, is filed in XBRL-formatted interactive data files:
(i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015;
(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015;
(iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2016 and 2015;
(iv) Consolidated Statements of Changes in Stockholder's Equity for the nine months ended September 30, 2016 and 2015;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and
vi) Notes to Consolidated Financial Statements.