Form 10-K
period 2016-12-31
REDWOOD TRUST INC
filed 2017-02-24
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,040,561,774 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock outstanding on February 20, 2017 was 76,923,505.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2016 ANNUAL REPORT ON FORM 10-K

i

PART I
ITEM 1. BUSINESS
Introduction
Redwood Trust, Inc., together with its subsidiaries, focuses on investing in mortgages and other real estate related assets and engaging in mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our mortgage banking activities. We operate our business in three segments: Residential Investments, Residential Mortgage Banking, and Commercial.
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

Our Business Segments
Our Residential Investments segment includes a portfolio of investments in residential mortgage-backed securities ("RMBS") retained from our Sequoia securitizations, as well as RMBS issued by third parties and other credit risk-related investments. In addition, this segment includes a subsidiary of Redwood Trust that is a member of the Federal Home Loan Bank of Chicago ("FHLBC") and that utilizes attractive long-term financing from the FHLBC to make long-term investments directly in residential mortgage loans. Finally, this segment invests in MSRs associated with residential loans we have sold or securitized, as well as MSRs that we purchased from third parties. The Residential Investments segment’s main sources of revenue are interest income from investment portfolio securities and residential loans held-for-investment, as well as MSR income. Additionally, this segment may realize gains and losses upon the sale of securities. Funding expenses, hedging expenses, direct operating expenses, and tax provisions associated with these activities are also included in this segment.
Our Residential Mortgage Banking segment primarily consists of operating a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale, securitization, or transfer to our investment portfolio. We typically acquire prime, jumbo mortgages and the related mortgage servicing rights on a flow basis from our network of loan sellers and distribute those loans through our Sequoia private-label securitization program or to institutions that acquire pools of whole loans. We occasionally supplement our flow purchases with bulk loan acquisitions. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with residential loans we acquire.
During 2015, we also acquired conforming loans (defined as loans eligible for sale to Fannie Mae and Freddie Mac (the "Agencies")) and the related servicing rights on a flow basis from our seller network. Conforming loans we acquired were generally sold to the Agencies. During the first quarter of 2016, as part of our ongoing evaluation of the efficiency and profitability of our businesses, we announced plans to restructure our conforming loan operations by discontinuing the acquisition and aggregation of conforming loans for resale to the Agencies, and instead focus on direct conforming-related investments including risk-sharing transactions.

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
Our Commercial segment currently consists of investments in multi-family securities and commercial mortgage-backed securities, as well as one remaining commercial loan investment following the sale of the remainder of our commercial mezzanine loan portfolio during the second half of 2016. In the first quarter of 2016, we restructured our commercial operations and discontinued our commercial mortgage banking activities. Historical information presented for this segment through the first quarter of 2016 includes results from commercial mortgage banking activities. This segment’s main source of revenue is net interest income. Funding, tax, and direct operating expenses associated with these activities are also included in this segment.
Sponsored, Managed, and Consolidated Entities
Throughout our history we have sponsored or managed other investment entities. We currently consolidate the assets and liabilities of certain Sequoia securitization entities where we maintain an ongoing involvement. From its creation in 2012 through the second quarter of 2016, when the third party financing was repaid, we consolidated the assets and liabilities of an entity formed in connection with a commercial securitization in which we engaged (“Commercial Securitization”). We also consolidated the assets and liabilities of an entity formed in connection with a resecuritization transaction we engaged in (“Residential Resecuritization”) from its creation in 2011 through the fourth quarter of 2015, when the debt of the entity was repaid and the assets of the entity were distributed to us. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
Information Available on Our Website
Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We also make available, free of charge, access to the charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code). In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Annual Report on Form 10-K.
Our Investor Relations Department can be contacted at One Belvedere Place, Suite 300, Mill Valley, CA 94941, Attn: Investor Relations, telephone (866) 269-4976 or email investorrelations@redwoodtrust.com.

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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency of private label securitization as a form of mortgage financing; (ii) statements related to our financial outlook and expectations for 2017, including with respect to: 2017 GAAP earnings, our residential investment portfolio, net interest income on our portfolio of residential loans held for investment and our residential securities, our conforming MSR portfolio, deployment of capital available for investment, residential mortgage banking activities, operating expenses in 2017, and our effective tax rate and tax provision in 2017; (iii) statements we make regarding our outlook on federal regulation and its impact on the mortgage market, the financial services industry, housing policy, and GSE reform; (iv) statements regarding the private-label RMBS market, our expectation of higher issuance volumes industry-wide in 2017, and statements regarding Sequoia securitization activity in 2017; (v) statements regarding our residential investment portfolio, including our expectations regarding investments held at our FHLB-member subsidiary and the financing for such investments, and that we expect continued opportunities to invest in GSE-issued securities that transfer credit risk on residential and multi-family properties; (vi) statements regarding our mortgage banking activities, and our belief that our expanded-prime Redwood Choice loan program will represent the most significant area of growth for our mortgage banking platform; (vii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the fourth quarter of 2016 and at December 31, 2016, and statements relating to expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (viii) statements relating to our estimate of our available capital (including that we estimate our capital available for investments at December 31, 2016 to be approximately $270 million); (ix) statements we make regarding our dividend policy, including our intention to pay a regular dividend of $0.28 per share per quarter in 2017; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $22 million of tax credit losses on residential securities we currently own to be realized over an estimated three- to five-year period).

Important factors, among others, that may affect our actual results in 2017 include: the pace at which we redeploy our available capital into new investments; interest rate volatility, changes in credit spreads, and changes in liquidity in the market for real estate securities and loans; changes in the demand from investors for residential mortgages and investments, and our ability to distribute residential mortgages through our whole-loan distribution channel; our ability to finance our investments in securities and our acquisition of residential mortgages with short-term debt; changes in the values of assets we own; general economic trends, the performance of the housing, real estate, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers; federal and state legislative and regulatory developments, and the actions of governmental authorities, including the new U.S. presidential administration, and in particular those affecting the mortgage industry or our business (including, but not limited to, the Federal Housing Finance Agency’s rules relating to FHLB membership requirements and the implications for our captive insurance subsidiary’s membership in the FHLB); strategic business and capital deployment decisions we make; developments related to the fixed income and mortgage finance markets and the Federal Reserve’s statements regarding its future open market activity and monetary policy; our exposure to credit risk and the timing of credit losses within our portfolio; the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own; our exposure to adjustable-rate mortgage loans; the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks; changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies; changes in interest rates; changes in mortgage prepayment rates; changes in liquidity in the market for real estate securities and loans; our ability to finance the acquisition of real estate-related assets with short-term debt; the ability of counterparties to satisfy their obligations to us; our involvement in securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions; exposure to claims and litigation, including litigation arising from our involvement in securitization transactions; whether we have sufficient liquid assets to meet short-term needs; our ability to successfully compete and retain or attract key personnel; our ability to adapt our business model and strategies to changing circumstances; changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities; our exposure to a disruption or breach of the security of our technology infrastructure and systems; exposure to environmental liabilities; our failure to comply with applicable laws and regulations; our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures; the impact on our reputation that could result from our actions or omissions or from those of others; changes in accounting principles and tax rules; our ability to maintain our status as a REIT for tax purposes; limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940; decisions about raising, managing, and distributing capital; and other factors not presently identified.
This Annual Report on Form 10-K may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.
Certifications
Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 24, 2017, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on May 23, 2016 that he was unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.
Employees
As of December 31, 2016, Redwood employed 125 people.

Item 1A. Risk Factors

General economic developments and trends and the performance of the housing, commercial real estate, mortgage finance, and broader financial markets may adversely affect our business and the value of, and returns on, real estate-related and other assets we own or may acquire and could also negatively impact our business and financial results.

Our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, are affected by developments in the U.S. economy and the broader global economy. As a result, negative economic developments are likely to negatively impact our business and financial results. There are a number of factors that could contribute to negative economic developments, including, but not limited to, high unemployment, rising government debt levels, U.S. fiscal and monetary policy changes, including Federal Reserve policy shifts and changes in benchmark interest rates, changing U.S. consumer spending patterns, negative developments in the housing, multi-family, and commercial real estate markets, and changing expectations for inflation and deflation. Additionally, changes and uncertainty resulting from the U.S. presidential election, the new Trump administration, the U.K. vote to exit from the European Union and the potential for other countries to leave the E.U. could adversely impact financial markets, as well as domestic and global economic growth. Personal income and unemployment levels affect borrowers’ ability to repay residential mortgage loans underlying residential real estate-related assets we own, and there is risk that economic growth and activity could be weaker than anticipated or negative.

The economic downturn that began in 2007 and the significant government interventions into the financial markets and fiscal stimulus spending that occurred in subsequent years have contributed to significantly increased U.S. budget deficits and overall debt levels. In addition, under President Trump’s administration, further fiscal stimulus spending may occur relating to infrastructure, defense, or other areas that Congress and President Trump designate. These increases can put upward pressure on interest rates and could be among the factors that could lead to higher interest rates over the long-term future. Higher long-term interest rates could adversely affect our overall business, income, and our ability to pay dividends, as discussed further below under “Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.” Furthermore, our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates. In addition, near-term and long-term U.S. economic conditions could be impacted by changes in fiscal and tax policy supported by Congress and President Trump’s administration.

Real estate values, and the ability to generate returns by owning or taking credit risk on loans secured by real estate, are important to our business. Following the financial crisis of 2007-2008, government intervention has been important in supporting real estate markets, the overall U.S. economy, and capital markets. Mortgage markets have also received substantial U.S. government support. In particular, the government’s support of mortgage markets through its support of Fannie Mae and Freddie Mac expanded in late 2008, as the U.S. Treasury Department chose to backstop these government-sponsored enterprises. The governmental support for these entities has contributed to Fannie Mae’s and Freddie Mac’s continued dominance of residential mortgage finance and securitization activity, inhibiting the return of private sector mortgage securitization. This support may continue for some time and could have potentially negative consequences to us, since we have traditionally taken an active role in assuming credit risk in the private sector mortgage market, including through investments in Sequoia securitizations we sponsor.

Congress and President Trump’s administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

President Trump has called for substantial changes to U.S. fiscal and tax policies, which may include comprehensive corporate and individual tax reform. In addition, President Trump has called for significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. Some of the called-for changes would require Congressional approval, while other have already been, and may in the future be, carried out unilaterally by the executive branch of the U.S. government. To the extent Congress or President Trump implement changes to U.S. policy, those changes may impact, among other things, the U.S. economy, housing and housing finance markets, international trade, unemployment, immigration, corporate taxes, the mortgage interest deduction available to individual U.S. taxpayers, the regulatory environment in the U.S. including banking regulations and the Dodd-Frank Act, international relations, inflation, unemployment, healthcare, and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long-term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Changing benchmark interest rates, and the Federal Reserve’s actions and statements regarding monetary policy, can affect the fixed income and mortgage finance markets in ways that could adversely affect our future business and financial results and the value of, and returns on, real estate-related investments and other assets we own or may acquire.

Statements by the Federal Reserve regarding monetary policy and the actions it takes to set or adjust monetary policy may affect the expectations and outlooks of market participants in ways that disrupt our business and adversely affect our financial results and the value of, and returns on, our portfolio of real-estate related investments and the pipeline of residential mortgage loans we own or may acquire. For example, in December 2015 and again in December 2016, the Federal Reserve Bank raised the target federal funds rate, bringing it from near zero to the current target level between 0.50% and 0.75%, and signaled that the federal funds rate could be increased further over the next several years. The increase in the federal funds rate may cause mortgage interest rates to rise. Increases in mortgage interest rates could reduce the volume of new mortgages originated, in particular the volume of mortgage refinancings. As another example, from 2013 through 2016, statements made by the Chair and other members of the Board of Governors of the Federal Reserve System and by other Federal Reserve Bank officials regarding the U.S. economy, future economic growth, the Federal Reserve’s future open market activity and monetary policy had a significant impact on, among other things, benchmark interest rates, the value of residential mortgage loans, and, more generally, the fixed income markets. These statements and the actions of the Federal Reserve, and other factors also significantly impacted many market participants’ expectations and outlooks regarding future levels of benchmark interest rates and the expected yields these market participants would require to invest in fixed income instruments, including most residential mortgages and residential mortgage-backed securities (RMBS).

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

As noted above, our business is affected by conditions in the residential, multi-family, and commercial real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal and state laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential real estate and housing finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential real estate, the markets for financing residential real estate, and the participants in residential real estate-related industries than they would with respect to other industries. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal and state governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material.

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

Furthermore, the financial crisis of 2007-2008 and subsequent financial turmoil prompted the federal government to put into place new statutory and regulatory frameworks and policies for reforming the U.S. financial system. These financial reforms are aimed at, among other things, promoting robust supervision and regulation of financial firms, establishing comprehensive supervision of financial markets, protecting consumers and investors from financial abuse, providing the U.S. government with additional tools to manage financial crises, and raising international regulatory standards and improving international cooperation, but their scope could be expanded beyond what has been currently enacted, implemented, and proposed. Certain financial reforms focused specifically on the issuance of asset-backed securities through securitization transactions have not been fully implemented or have not yet, or have only recently, become effective, but include or are expected to include significantly enhanced disclosure requirements, risk retention requirements, and rules restricting a broad range of conflicts of interests in regard to these transactions. Implementation of financial reforms, whether through law, regulations, or policy, including changes to the manner in which financial institutions, financial products, and financial markets operate and are regulated and any related changes in the accounting standards that govern them, could adversely affect our business and financial results by subjecting us to regulatory oversight, making it more expensive to conduct our business, reducing or eliminating any competitive advantage we may have, or limiting our ability to expand, or could have other adverse effects on us.

Alternatively, under President Trump’s administration the scope of financial reforms or the regulatory framework governing the financial system could be reduced or refocused. Trump administration policies, federal legislation, or executive or regulatory actions aimed at weakening or dismantling the Dodd-Frank Act or its regulatory apparatus, including by reducing capital requirements on banking institutions or by weakening or redirecting the CFPB or its enforcement capabilities or priorities, could result in increased competition from commercial banks and other large financial institutions that may have advantages due to their size and cost of capital.

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

In the wake of the financial crisis of 2007-2008, certain counties, cities and other municipalities took steps to begin to consider how the power of eminent domain could be used to acquire residential mortgage loans from private-label securitization trusts and additional municipalities may be similarly considering this matter or may do so in the future. To the extent municipalities or other governmental authorities proceed to implement and carry out these or similar proposals and acquire residential mortgage loans from securitization trusts in which we hold an economic interest, there would likely be a negative impact on the value of our interests in those securitization trusts and a negative impact on our ability to engage in future securitizations (or on the returns we would otherwise expect to earn from executing future securitizations), which impacts could be material.

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

 In June 2014, we announced that our wholly-owned captive insurance company subsidiary, RWT Financial, LLC, was approved as a member of the Federal Home Loan Bank of Chicago (“FHLBC”). This membership has provided RWT Financial with access to attractive long-term collateralized financing for mortgage loans and securities it holds and acquires. RWT Financial currently has approximately $2.00 billion of long-term borrowings from the FHLBC to finance its portfolio of jumbo residential mortgage loans. In January 2016, federal regulations were adopted by the Federal Housing Finance Agency (“FHFA”), which is the regulator of the Federal Home Loan Bank System, relating to captive insurance company membership in the Federal Home Loan Bank System. Under these regulations, RWT Financial is eligible to remain as a member of the FHLBC until the expiration of a five-year transition period and its existing $2.00 billion of FHLB debt is permitted to remain outstanding until stated maturity (even though the scheduled maturity extends beyond the five-year transition period). As residential loans pledged as collateral for this debt pay down, RWT Financial is permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect RWT Financial to be able to increase its FHLB debt above the existing $2.00 billion outstanding.

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

Strategic business and capital deployment decisions we made in 2015 and early 2016, including decisions relating to restructuring or repositioning certain of our business activities and decisions relating to repurchases of Redwood common stock, may not improve our profitability or competitiveness and may not represent the best allocation of our capital over the long-term. Decisions we make in the future about our business strategy and new investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could also fail to improve our business and results of operations.

In January 2016, we announced that we were restructuring our residential conforming mortgage loan business by discontinuing the acquisition and aggregation of conforming loans for resale to Fannie Mae and Freddie Mac. In addition, in February 2016 we announced a repositioning of our commercial loan business by discontinuing the origination of senior and mezzanine commercial mortgage loans, and during the third and fourth quarters of 2016, we completed the sale of almost all of our mezzanine commercial loan portfolio. These changes to our overall business model and structure were intended to discontinue operations that had not recently been, and were not expected to be, profitable for Redwood and to free up capital for more profitable business and investment opportunities. These changes were premised on our outlook for economic and market conditions, as well as competitive considerations and assumptions about the workforce reductions and expense savings that could accompany these changes. Over the long-term, the assumptions underlying these changes could turn out to be incorrect or economic and market conditions could develop in a manner that is not consistent with the outlook we held. As a result, these changes could fail to improve the long-term profitability of Redwood, could fail to result in capital being available for or deployed into more profitable businesses and investments, or could otherwise damage our business, our reputation, our ability to access financing, and our ability to raise capital, or could have other unforeseen consequences, any or all of which could result in a material adverse effect on our business and results of operations in the future. Decisions we make in the future about our business strategy and new investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could also fail to improve our business and results of operations.

In addition, in August 2015, our Board of Directors authorized the purchase of shares of Redwood common stock in an amount up to $100 million and we subsequently, during 2015 and in January 2016, repurchased approximately $100 million of common stock at an average price per share of $13.68. In February 2016, our Board of Directors approved an additional authorization for the purchase of up to $100 million of Redwood common stock and also authorized the repurchase of other securities issued by Redwood, including convertible and exchangeable debt securities due in 2018 and 2019, respectively. At December 31, 2016, approximately $86 million of this current authorization remained available for the repurchase of shares of our common stock. If we repurchase shares of Redwood common stock or other securities issued by Redwood, it is because at the time we believe the shares or securities are trading at attractive levels relative to other uses of capital or investment opportunities then available to us; however, it is possible that other uses of this capital could have been more accretive to our earnings or book value or that subsequent capital needs arise that were not contemplated at the time we made these decisions. Our past and future decisions relating to the repurchases of Redwood common stock or other securities issued by Redwood could fail to improve our results of operations or could negatively impact our ability to execute our business plans, meet financial obligations, access financing, or raise additional capital, any or all of which could result in a material adverse effect on our business and results of operations in the future.

The nature of the assets we hold and the investments we make expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, or otherwise negatively affect our business.

Overview of credit risk

We assume credit risk primarily through the ownership of securities backed by residential, multi-family, and commercial real estate loans and through direct investments in residential real estate loans. We may also assume similar credit risks through other types of transactions with counterparties who are seeking to reduce their exposure to credit risk. Credit losses on residential real estate loans can occur for many reasons, including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of climate change (including flooding, drought, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

In addition, rising interest rates may increase the credit risks associated with certain residential real estate loans. For example, the interest rate is adjustable for many of the loans held at securitization entities we have sponsored and for a portion of the loans underlying residential securities we have acquired from securitizations sponsored by others. In addition, a portion of the loans we have pledged to secure short-term warehouse borrowings may have adjustable interest rates. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults.

Credit losses on multi-family and commercial real estate loans collateralizing CMBS can occur for many of the reasons noted above for residential real estate loans. Losses on commercial real estate loans can also occur for other reasons including decreases in the net operating income from the underlying property, which could be adversely affected by a weak U.S. or international economy. Moreover, many commercial real estate loans are not fully amortizing and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance or sell the property at maturity. Our investments in CMBS are currently concentrated in securities collateralized by multi-family properties, which are particularly sensitive to conditions in the rental housing market and to demand for rental residential properties.

We may have heightened credit losses associated with certain securities and investments we own.

Within a securitization of residential or commercial real estate loans, various securities are created, each of which has varying degrees of credit risk. We may own the securities in which there is more (or the most) concentrated credit risk associated with the underlying real estate loans.

In general, losses on an asset securing a residential or commercial real estate loan included in a securitization will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by the first-loss security holder, and then by holders of more senior securities. In the event the losses incurred upon default on the loan exceed any equity support, reserve fund, letter of credit, and classes of securities junior to those in which we invest (if any), we may not be able to recover all of our investment in the securities we hold. In addition, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related security, then the first-loss securities may suffer a total loss of principal, followed by losses on the second-loss and then third-loss securities (or other residential and commercial securities that we own). In addition, with respect to residential securities we own, we may be subject to risks associated with the determination by a loan servicer to discontinue servicing advances (advances of mortgage interest payments not made by a delinquent borrower) if they deem continued advances to be unrecoverable, which could reduce the value of these securities or impair our ability to project and realize future cash flows from these securities.

For loans or other investments we own directly (not through a securitization structure), we will most likely be in a position to incur credit losses - should they occur - only after losses are borne by the owner of the property (e.g., by a reduction in the owner’s equity stake in the property). Similar to our exposure to credit losses on loans we own directly, we have committed to assume credit losses - but only up to a specified amount - on certain conforming residential mortgage loans that we acquired and then sold to Fannie Mae and Freddie Mac pursuant to risk-sharing arrangements we entered into with those entities, to the extent any such losses exceed the owner’s equity investment in the property. We may take actions available to us in an attempt to protect our position and mitigate the amount of credit losses, but these actions may not prove to be successful and could result in our increasing the amount of credit losses we ultimately incur on a loan.

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

Many of the multi-family and commercial real estate loan assets collateralizing CMBS we own are only partially amortizing or do not provide for any principal amortization prior to a balloon principal payment at maturity. Commercial loans that only partially amortize or that have a balloon principal payment at maturity may have a higher risk of default at maturity than fully amortizing loans. In addition, since most of the principal of these loans is repaid at maturity, the amount of loss upon default is generally greater than on other loans that provide for more principal amortization.

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

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, or flood), or the effects of climate change (including flooding, drought, and severe weather), may cause decreases in the value of real estate (including sudden or abrupt changes) and would likely reduce the value of the properties collateralizing real estate loans we own or those underlying the securities or other investments we own. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or investments or on the pool of mortgage loans underlying securities we own.

A significant number of residential real estate loans that underlie the securities we own are secured by properties in California and, thus, we have a higher concentration of credit risk within California than in other states. Additional states where we have concentrations of residential loan credit risk are set forth in Note 6 to the Financial Statements within this Annual Report on Form 10-K. Balances on multi-family and commercial loans collateralizing CMBS we own or may acquire are larger than residential loans and in the past we have had, and may have in the future, a geographically concentrated CMBS portfolio. Multi-family and commercial loans collateralizing CMBS we currently own are generally concentrated in Texas, Colorado, Florida, and California.

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

We attempt to manage risks of credit losses by continually evaluating our investments for impairment indicators and establishing reserves under GAAP for credit and other risks based upon our assessment of these risks. We cannot establish credit reserves for tax accounting purposes. The amount of reserves that we establish may prove to be insufficient, which would negatively impact our financial results and would result in decreased earnings. In addition, cash and other capital we hold to help us manage credit and other risks and liquidity issues may prove to be insufficient. If these increased credit losses are greater than we anticipated and we need to increase our credit reserves, our GAAP earnings might be reduced. Increased credit losses may also adversely affect our cash flows, ability to invest, dividend distribution requirements and payments, asset fair values, access to short-term borrowings, and ability to securitize or finance assets.

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

The value of the homes collateralizing or underlying residential loans or investments may decline. The value of the commercial properties collateralizing or underlying commercial investments may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, larger balance loans, reduced documentation loans, subprime loans, alt-a loans, second lien loans, loans in certain locations, residential mortgage loans that are not “qualified mortgages” under regulations promulgated by the CFPB, and loans or investments that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans becomes real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

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

Changes in prepayment rates of mortgage loans could reduce our earnings, dividends, cash flows, and access to liquidity.

The economic returns we earn from most of the real estate securities and loans we own (directly or indirectly) are affected by the rate of prepayment of the underlying residential or commercial mortgage loans. Prepayments are difficult to accurately predict and adverse changes in the rate of prepayment could reduce our cash flows, earnings, and dividends. Adverse changes in cash flows would likely reduce the fair values of many of our assets, which could reduce our ability to borrow against our assets and may cause market valuation adjustments for GAAP purposes, which could reduce our reported earnings. While we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes. Prepayment rates can change rapidly. As a result, changes can cause volatility in our financial results, affect our ability to securitize assets, affect our ability to fund acquisitions, and have other negative impacts on our ability to generate earnings.

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

 Higher interest rates generally reduce the fair value of many of our assets, with the exception of our IOs, MSRs, and adjustable-rate assets. This may affect our earnings results, reduce our ability to securitize, re-securitize, or sell our assets, or reduce our liquidity. Higher interest rates could reduce the ability of borrowers to make interest payments or to refinance their loans. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets.

When short-term interest rates are high relative to long-term interest rates, an increase in adjustable-rate residential loan prepayments may occur, which would likely reduce our returns from owning interest-only securities backed by adjustable-rate residential loans.

It can be difficult to predict the impact on interest rates of unexpected and uncertain global political and economic events, such as the election of President Trump, the U.K. vote to exit the European Union, or changes in the credit rating of the U.S. government, the United Kingdom, or one or more Eurozone nations; however, increased uncertainty or changes in the economic outlook for, or rating of, the creditworthiness of the U.S. government, the United Kingdom, or Eurozone nations may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the financial strength of counterparties we transact business with, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.

We have significant investment and reinvestment risks.

Our growth may be limited if assets are not available or not available at attractive prices.

Following the restructuring of our conforming residential and commercial mortgage banking activities and the sale of almost all of our commercial mezzanine loan portfolio in 2016, we have a significant amount of capital available for investment. To deploy this capital and reinvest the proceeds from principal repayments we receive on our existing investments, we must invest in or acquire new assets. If the availability of new assets is limited, we may not be able to invest in or acquire assets that will generate attractive returns. Generally, asset supply can be reduced if originations of a particular product are reduced or if there are few sales in the secondary market of seasoned product from existing portfolios. In particular, assets we believe have a favorable risk/reward ratio may not be available for purchase.

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

We no longer originate commercial loans, but we may invest in multi-family and commercial loans originated by third parties through investments in CMBS. Overall industry-wide volume of commercial real estate loan originations and financings remains below the volume the industry has experienced in the past and the high-quality commercial assets we seek to invest in may be competitively sought after by other investors.

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

In 2014, we began entering into risk-sharing arrangements with Fannie Mae and Freddie Mac and more recently we have been exploring opportunities for similar investments with private banks under which we would be compensated for agreeing to absorb credit losses on new conforming loans or for engaging in similar types of credit risk-sharing or -transfer structures. While these initiatives represent potential opportunities for future capital deployment, to date the size of the investment opportunity has been limited and ultimately these initiatives may not produce sizable investment opportunities due to competition from other investors, regulatory issues, or housing finance reform at Fannie Mae and Freddie Mac.

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

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to the types of investments we have traditionally made. Additionally, we may enter into or engage in various types of securitizations, transactions, services, and other operating businesses that are different than the types we have traditionally entered into or engaged in. For example, between 2012 and 2015 we increased our holdings of MSRs associated with residential mortgage loans. As another example, in 2014 our FHLBC-member subsidiary established a borrowing facility with the FHLBC that provides a source of long-term financing for residential mortgage loans that our subsidiary buys and holds, as a result of which its holdings of residential whole loans have increased. Also, as noted above, we began entering into risk-sharing arrangements with Fannie Mae and Freddie Mac in 2014 and more recently we have been exploring opportunities for similar investments with private banks under which we would be compensated for agreeing to absorb credit losses on new conforming loans or for engaging in similar types of credit risk-sharing or -transfer structures. Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. We may invest in non-real estate asset-backed securities (ABS), corporate debt, or equity. We have invested in diverse types of IOs from residential and commercial securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks.

In addition, when investing in assets or businesses we are exposed to the risk that those assets, or interest income or revenue generated by those assets or businesses, result in our not meeting the requirements to maintain our REIT status or our status as exempt from registration under the Investment Company Act of 1940, as amended (Investment Company Act), as further described in the risk factors titled “We have elected to be a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks” and “Conducting our business in a manner so that we are exempt from registration under, and in compliance with, the Investment Company Act may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.”

We may change our investment strategy or financing plans, which may result in riskier investments and diminished returns.

We may change our investment strategy or financing plans at any time, which could result in our making investments that are different from, and possibly riskier than, the investments we have previously made or described. A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Decisions to employ additional leverage could increase the risk inherent in our investment strategy. Furthermore, a change in our investment strategy could result in our making investments in new asset categories or in different proportions among asset categories than we previously have. For example, in 2016 we restructured our conforming residential and commercial mortgage banking activities, and we sold a portion of our portfolio of MSRs and reduced our acquisitions of MSRs. As another example, in the future, we could determine to invest a greater proportion of our assets in securities backed by non-prime or subprime residential mortgage loans. These changes could result in our making riskier investments, which could ultimately have an adverse effect on our financial returns. Alternatively, we could determine to change our investment strategy or financing plans to be more risk averse, resulting in potentially lower returns, which could also have an adverse effect on our financial returns.

The performance of the assets we own and the investments we make will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of, securities, loans, and other assets we own may be volatile.

We seek to manage certain of the risks associated with acquiring, holding, selling, and managing real estate loans and securities and other real estate-related investments. No amount of risk management or mitigation, however, can change the variable nature of the cash flows of, fair values of, and financial results generated by these loans, securities, and other assets. Changes in the credit performance of, or the prepayments on, these investments, including real estate loans and the loans underlying these securities, and changes in interest rates impact the cash flows on these securities and investments, and the impact could be significant for our loans, securities, and other assets with concentrated risks. Changes in cash flows lead to changes in our return on investment and also to potential variability in and level of reported income. The revenue recognized on some of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility. Additionally, our non-GAAP measures of financial performance and our earnings calculated in accordance with GAAP may be subject to volatility. Moreover, the Securities and Exchange Commission has increasingly been focused on the use of non-GAAP financial metrics and may require us to change the presentation or method of calculation of our non-GAAP metrics which may result in variability and volatility.

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

Many of the residential, multi-family, and commercial securities we own or may own are generally illiquid - that is, there is not a significant pool of potential investors that are likely to invest in these, or similar, securities. This illiquidity can also exist for the residential and commercial loans we hold. At times, the vast majority of the assets we own are illiquid. In turbulent markets, it is likely that the securities, loans, and other assets we own may become even less liquid. As a result, we may not be able to sell certain assets at opportune times or at attractive prices or we may incur significant losses upon sale of these assets, should we want or need to sell them.

 Our level of indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our convertible notes and other debt instruments.

At December 31, 2016, our total consolidated liabilities (excluding indebtedness associated with asset-backed securities issued by consolidated Sequoia entities, for which we are not liable) was $4.33 billion, including $288 million of outstanding convertible notes due in 2018 and $201 million of outstanding exchangeable securities due in 2019. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

We cannot assure you that we will be able to continue to maintain sufficient cash reserves or continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness then outstanding, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness. Any default under any indebtedness could have a material adverse effect on our business, results of operations and financial condition. For an additional discussion of our outstanding indebtedness, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities."

Our use of financial leverage could expose us to increased risks.

We fund the residential loans we acquire in anticipation of a future sale or securitization with a combination of equity and short-term debt. In addition, we also make investments in securities and loans financed with short- and long-term debt. By incurring this debt (i.e., by applying financial leverage), we expect to generate more attractive returns on our invested equity capital. However, as a result of using financial leverage (whether for the accumulation of loans or related to longer-term investments), we could also incur significant losses if our borrowing costs increase relative to the earnings on our assets and costs of any related hedges. Financing facility creditors may also force us to sell assets pledged as collateral under adverse market conditions to meet margin calls, for example, in the event of a decrease in the fair values of the assets pledged as collateral. Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues. Further discussion of the risk associated with maintaining our REIT status is set forth in the risk factor titled “We have elected to be a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks.” In addition, we make financial covenants to creditors in connection with incurring short- and long-term debt, such as covenants relating to our maintaining a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets. If we fail to comply with these financial covenants we would be in default under our financing facilities, which could result in, among other things, the liquidation of collateral we have pledged pursuant to these facilities under adverse market conditions and the inability to incur additional borrowings to finance our business activities. A further discussion of financial covenants we are subject to and related risks associated with our use of short-term debt is set forth in Part II, Item 7 of this Annual Report on Form 10-K under the heading, “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.” Additionally, our ability to increase our borrowing limits under our debt financing facilities (and therefore increase our investment capacity) may be limited by our ability to raise equity capital, which we may not be able to raise at attractive prices or at all.

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

We cannot assure you that we will be successful in establishing sufficient sources of short-term debt when needed. In addition, because of its short-term nature, lenders may decline to renew our short-term debt upon maturity or expiration, and it may be difficult for us to obtain continued short-term financing. During certain periods, lenders may curtail their willingness to provide financing, as liquidity in short-term debt markets, including repurchase facilities and commercial paper markets, can be withdrawn suddenly, making it difficult or expensive to renew short-term borrowings as they mature. To the extent our business or investment strategy calls for us to access financing and counterparties are unable or unwilling to lend to us, then our business and financial results will be adversely affected. In addition, it is possible that lenders who provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, in which case funds we had planned to be able to access may not be available to us. Additionally, federal regulations were adopted by the Federal Housing Finance Agency in January 2016 relating to captive insurance company membership in the Federal Home Loan Bank System. Under these regulations, our captive insurance company subsidiary, RWT Financial, LLC, which is currently a member of the Federal Home Loan Bank of Chicago (FHLBC), is only eligible to remain as a member of the FHLBC for a five-year transition period and may not be able to obtain additional advances or increases to its borrowing capacity from the FHLBC. Although FHLBC is permitted to allow advances that were outstanding to RWT Financial prior to effectiveness of the regulations to remain outstanding until scheduled maturity (even if that scheduled maturity extends beyond the five-year transition period), these regulations may limit RWT Financial’s ability to increase the size of its portfolio of residential mortgage loans and thereby may impact the ability to increase net interest income generated by RWT Financial’s portfolio of held-for-investment loans, and could otherwise have an adverse effect on our business and results of operations, as further described under the risk factor titled “Recently adopted Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results.” Additionally, our ability to increase borrowing limits under our debt financing facilities (and therefore increase our investment capacity) may be limited by our ability to raise equity capital, which we may not be able to raise at attractive prices or at all.

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

Under the Dodd-Frank Act, there is increased regulation of companies, such as Redwood and certain of our subsidiaries, that enter into interest rate hedging agreements and other hedging instruments and derivatives. This increased regulation could result in Redwood or certain of our subsidiaries being required to register and be regulated as a commodity pool operator or a commodity trading advisor. If we are not able to maintain an exemption from these regulations, it could have a negative impact on our business or financial results. Moreover, rules requiring central clearing of certain interest rate swap and other transactions, as well as rules relating to margin and capital requirements for swap transactions and regulated participants in the swap markets, as well as other swap market regulatory reforms, may increase the cost or decrease the availability to us of hedging transactions, and may also limit our ability to include swaps in our securitization transactions.

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

In the event a counterparty to our short-term borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In the event a counterparty to our interest rate agreements, credit default swaps, or other derivatives becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from the hedge transaction may be diminished, any cash or collateral we pledged to the counterparty may be unrecoverable, and we may be forced to unwind these agreements at a loss. In the event a counterparty that sells us residential mortgage loans becomes insolvent or is acquired by a third party, we may be unable to enforce our loan repurchase rights in connection with a breach of loan representations and warranties and we may suffer losses if we must repurchase delinquent loans. In the event that one of our sub-servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive the funds to which we are entitled. We attempt to diversify our counterparty exposure and (except with respect to loan representations and warranties) attempt to limit our counterparty exposure to counterparties with investment-grade credit ratings, although we may not always be able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings and cash flows could be adversely affected.

Through certain of our wholly-owned subsidiaries we have engaged in the past, and plan to continue to engage, in acquiring residential mortgage loans with the intent to sell these loans to third parties or hold them as investments. Similarly, we have engaged in the past, and may continue to engage, in acquiring residential MSRs. These types of transactions and investments expose us to potentially material risks.

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

Since mid-2014, RWT Financial, our FHLB-member subsidiary, has increased the portfolio of residential mortgage loans it holds for investment with long-term financing provided by the FHLBC. At December 31, 2014, RWT Financial had approximately $496 million of long-term borrowings outstanding from the FHLBC, which were collateralized by residential mortgage loans. At December 31, 2016, RWT Financial had approximately $2.00 billion of long-term borrowings outstanding from the FHLBC, which were collateralized by residential mortgage loans. RWT Financial has effectively reached its maximum borrowing capacity from the FHLBC of $2.00 billion, and it may not be able to obtain any increase in its borrowing capacity in the future. FHLBC financing has enabled RWT Financial to earn attractive returns on loans held as long-term investments, contributing a significant amount to our 2016 earnings. RWT Financial’s ability to increase the size of its portfolio of residential mortgage loans may be limited by the lack of availability of attractive financing and this may impact the ability to increase net interest income generated by RWT Financial, as further described under the risk factor titled “Recently adopted Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results.” Additionally, the increase in residential mortgage loans held as long-term investments exposes us to the risk of loss on the full balance of those loans, which is typically not the case with respect to securities we retain from securitization transactions we sponsor. The materialization of any of these risks related to RWT Financial’s investment activity and FHLB financing could significantly impact our financial and operating results.

Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to residential mortgage loans. We have in the past also engaged in other types of securitization transactions or similar transactions, including securitization transactions relating to commercial real estate loans and other types of commercial real estate investments. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.

Engaging in securitization transactions and other similar transactions generally requires us to incur short-term debt on a recourse basis to finance the accumulation of loans or other assets prior to securitization. If demand for investing in securitization transactions weakens, we may be unable to complete the securitization of loans accumulated for that purpose, which may hurt our business or financial results. In addition, in connection with engaging in securitization transactions, we engage in due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets. The risks associated with incurring this type of debt in connection with securitization activity, the risks related to our ability to complete securitization transactions after we have accumulated loans for that purpose, and the risks associated with the due diligence we conduct, and the representations and warranties we make, in connection with securitization activity are similar to the risks associated with acquiring loans with the intent to sell them to third parties, as described in the immediately preceding risk factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and plan to continue to engage, in acquiring residential mortgage loans with the intent to sell these loans to third parties or hold them as investments. Similarly, we have engaged in the past, and continue to engage, in acquiring residential MSRs. These types of transactions and investments expose us to potentially material risks.”

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

In connection with our business of acquiring loans, engaging in securitization transactions, and investing in third-party issued securities and other assets, we rely on third party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency. For example, if loan servicers experience higher volumes of delinquent loans than they have in the past, there is a risk that, as a result, their operational infrastructures may not be able to properly process this increased volume. Many loan servicers have been accused of improprieties in the handling of the loan modification or foreclosure process with respect to residential mortgage loans that have gone into default. To the extent a third party loan servicer fails to fully and properly perform its obligations, loans and securities that we hold as investments may experience losses and securitizations that we have sponsored may experience poor performance, and our ability to engage in future securitization transactions could be harmed.

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

Rating agencies can affect our ability to execute or participate in a securitization transaction, or reduce the returns we would otherwise expect to earn from executing securitization transactions, not only by deciding not to publish ratings for our securitization transactions (or deciding not to consent to the inclusion of those ratings in the prospectuses or other documents we file with the SEC relating to securitization transactions), but also by altering the criteria and process they follow in publishing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated loans or other assets for securitization in a manner that effectively reduces the value of those previously acquired loans or requires that we incur additional costs to comply with those processes and criteria. For example, to the extent investors in a securitization transaction would have significant exposure to representations and warranties made by us or by one or more counterparties we acquire loans from, rating agencies may determine that this exposure increases investment risks relating to the securitization transaction. Rating agencies could reach this conclusion either because of our financial condition or the financial condition of one or more counterparties we acquire loans from, or because of the aggregate amount of residential loan-related representations and warranties (or other contingent liabilities) we, or one or more counterparties we acquire loans from, have made or have exposure to. If, as a result, rating agencies place limitations on our ability to execute future securitization transactions or impose unfavorable ratings levels or conditions on our securitization transactions, it could reduce the returns we would otherwise expect to earn from executing these transactions and negatively impact our business and financial results. In addition, the actual short- and long-term impact on our ability to securitize residential mortgage loans in the future will depend, in large part, on how the rating agencies assess the investment risks that result from the ability-to-repay regulations and the TILA-RESPA Integrated Disclosure Rule (TRID) promulgated by the CFPB which first became effective in January 2014 and October 2015, respectively. This includes, for example, how they assess investment risks associated with (a) non-material errors in loan-related disclosures made to mortgage borrowers, (b) residential mortgage loans that have an interest-only payment feature, or (c) loans under which the borrower has a debt-to-income ratio of more than 43%. These types of loans have historically accounted for a significant amount of the loans we have securitized, but they are not considered “qualified mortgages” under the ability-to-repay regulations.

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

Our minimum dividend distribution requirements could exceed our cash flows if our income as calculated for tax purposes significantly exceeds our net cash flows. This could occur when taxable income (including non-cash income such as discount amortization and interest accrued on negative amortizing loans) exceeds cash flows received. The Internal Revenue Code provides a limited relief provision concerning certain items of non-cash income; however, this provision may not sufficiently reduce our cash dividend distribution requirement. In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. In an adverse cash flow situation, we may not be able to sell assets effectively and our REIT status or our solvency could be threatened. Further discussion of the risk associated with maintaining our REIT status is set forth in the risk factor titled “We have elected to be a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks.”

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

In addition, there are significant competitive threats to our business from governmental actions and initiatives that have already been undertaken or which may be undertaken in the future. Sustained competition from governmental actions and initiatives could have a material adverse effect on us. For example, Fannie Mae and Freddie Mac are, among other things, engaged in the business of acquiring loans and engaging in securitization transactions. Until 2008, competition from Fannie Mae and Freddie Mac was limited to some extent due to the fact that they were statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000, while much of our business had historically focused on acquiring residential loans with a principal amount in excess of that amount. In February 2008, Congress passed an economic stimulus package that temporarily increased the size of certain loans these entities could purchase to up to $729,750, if the loans were made to secure real estate purchases in certain high-cost areas of the U.S. As of December 31, 2016, this $729,750 loan size limit had been reduced to $636,150, which is an amount that continues to be above the historical loan size limit. In addition, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship and have become, in effect, instruments of the U.S. federal government.

Furthermore, it is unclear whether the Trump administration’s policies, and any future federal legislation or executive or regulatory actions, regarding Fannie Mae and Freddie Mac will continue to maintain, or increase, the role of those entities in the housing finance market. As long as there is governmental support for these entities to continue to operate and provide financing to a significant portion of the mortgage finance market, they will represent significant business competition due to, among other things, their large size and low cost of funding. Additionally, Trump administration policies, federal legislation, or executive or regulatory actions aimed at weakening or dismantling the Dodd-Frank Act and its regulatory apparatus, including by reducing capital requirements on banking institutions or by weakening the CFPB or its enforcement capabilities or priorities, could result in increased competition from commercial banks and other large financial institutions that may have similar advantages due to their size and cost of capital. Further discussion is set forth in the risk factor titled “Congress and President Trump’s administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.”

To the extent that laws, regulations, or policies governing the business activities of Fannie Mae and Freddie Mac are not changed to limit their role in housing finance (such as a change in these loan size limits or in the guarantee fees they charge), or the competition from these two governmental entities will remain significant or could increase. In addition, to the extent that property values decline while these loan size limits remain the same, it may have the same effect as an increase in this limit, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they had been able to compete previously and our business could be adversely affected. Additionally, the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA) guarantee qualified residential mortgages, and FHA and VA loans accounted for approximately 23% of the aggregate dollar value of residential loans originated in the U.S. in 2016. The federal government’s ability to provide financing to a significant portion of the mortgage finance market through these entities represents significant business competition due to, among other things, their size and low cost of funding.

Our business model and business strategies, and the actions we take (or fail to take) to implement them and adapt them to changing circumstances involve risk and may not be successful.

Due to the recent financial crisis and downturn in the U.S. real estate markets and the economy, the mortgage industry and the related capital markets are still undergoing significant changes, including due to the significant governmental interventions in these areas and changes to the laws and regulations that govern the banking and mortgage finance industry. Additionally, it is unclear how the Trump administration’s policies, and any future federal legislation or executive or regulatory actions, regarding Fannie Mae and Freddie Mac and the housing finance market more broadly will impact that market and our business. Our methods of, and model for, doing business and financing our investments are changing and if we fail to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, our business and financial results may be adversely affected. Furthermore, changes we make to our business to respond to changing circumstances may expose us to new or different risks than we were previously exposed to and we may not effectively identify or manage those risks. Further discussion is set forth in the risk factor titled “Strategic business and capital deployment decisions we made in 2015 and early 2016, including decisions relating to restructuring or repositioning certain of our business activities and decisions relating to repurchases of Redwood common stock, may not improve our profitability or competitiveness and may not represent the best allocation of our capital over the long-term. Decisions we make in the future about our business strategy and new investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could also fail to improve our business and results of operations.”

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

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a funding source for our residential real estate-related business. However, due to market conditions, we did not engage in residential mortgage securitization transactions in 2008 or 2009 and we only engaged in one residential mortgage securitization transaction in 2010 and two residential mortgage securitization transactions in 2011. While we engaged in numerous residential mortgage securitization transactions from 2012 through 2016, we do not know if market conditions will allow us to continue to regularly engage in these types of securitization transactions and any disruption of this market may adversely affect our earnings and growth. For example, in each of 2014 and 2015, we completed four securitization transactions, and in 2016 we completed three securitization transactions, as compared to four securitizations in the second half of 2013, and eight securitizations in the first half of 2013. Even if regular residential mortgage securitization activity continues among market participants other than government-sponsored entities, we do not know if it will continue to be on terms and conditions that will permit us to participate or be favorable to us. Even if conditions are favorable to us, we may not be able to return to or sustain the volume of securitization activity we previously conducted.

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

For example, in early 2016 we announced a restructuring of our conforming residential loan business, which was originally an expansion of our residential mortgage banking business that was initiated in late 2013. Shortly thereafter, we announced a repositioning of our commercial loan business, which was originally an expansion of our mortgage banking activities that we initiated in 2010. Further discussion of each of these business changes is set forth in the risk factor titled “Strategic business and capital deployment decisions we made in 2015 and early 2016, including decisions relating to restructuring or repositioning certain of our business activities and decisions relating to repurchases of Redwood common stock, may not improve our profitability or competitiveness and may not represent the best allocation of our capital over the near- and long-term. Decisions we make in the future about our business strategy and the investment of our capital, including through the repurchase of common stock or other securities issued by Redwood, could also fail to improve our business and results of operations.”

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

Our future success depends on the continued service and availability of skilled personnel, including members of our executive management team such as our Chief Executive Officer, our President and Chief Financial Officer, our Chief Investment Officer, and our General Counsel. We are currently engaged in an executive search to retain a permanent Chief Financial Officer, as that office continues, currently, to be held by our President following his promotion from serving solely in the Chief Financial Officer role. To the extent personnel we attempt to hire are concerned that economic, regulatory, or other factors could impact our ability to maintain or expand our current level of business, it could negatively impact our ability to hire the personnel we need to operate our business. We cannot assure you that we will be able to attract and retain key personnel.

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

When we acquire residential mortgage loans, or the rights to service residential mortgage loans, we come into possession of borrower non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may share this information with third party service providers, including loan sub-servicers, or with third parties interested in acquiring such loans from us. We have acquired more than 105,000 residential mortgage loans and rights to service residential mortgage loans since 2010 and also acquired thousands of residential mortgage loans prior to 2010. While we have security measures in place to protect this information and prevent security breaches, these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, service provider or vendor error, or malfeasance or other intentional or unintentional acts by third parties. Furthermore, customer data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Our servers and systems, and those of our service providers, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to our customers’ data or our data, including other confidential business information. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

We may be liable for losses suffered by individuals whose identities are stolen as a result of a breach of the security of the systems that we or third party service providers of ours store this information on, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could exposes us to material costs in notifying affected individuals and providing credit monitoring services to them, as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular breach.

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

We have elected to be taxed as a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks.

Failure to qualify as a REIT could adversely affect our net income and dividend distributions and could adversely affect the value of our common stock.

We have elected to be taxed as a REIT for federal income tax purposes for all tax years since 1994. However, many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of particular facts and an application of the legal requirements to those facts in situations where there is only limited judicial and administrative guidance. Thus, we cannot assure you that the Internal Revenue Service (the “IRS”) or a court would agree with our conclusion that we have qualified as a REIT historically, or that changes to our business or the law will not cause us to fail to qualify as a REIT in the future. Furthermore, in an environment where assets may quickly change in value, previous planning for compliance with REIT qualification rules may be disrupted. If we failed to qualify as a REIT for federal income tax purposes and did not meet the requirements for statutory relief, we would be subject to federal income tax at regular corporate rates on our income, and we would not be allowed a deduction for distributions to shareholders in computing our taxable income. In such a case, we may need to borrow money or sell assets in order to pay the taxes due, even if the market conditions are not favorable for such sales or borrowings. In addition, unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four years thereafter. Failure to qualify as a REIT could adversely affect our dividend distributions and could adversely affect the value of our common stock.

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

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. For instance:

•
Compliance with the REIT income and asset rules, or uncertainty about the application of those rules to certain investments, may result in our holding investments in our taxable REIT subsidiaries (where any income they produce is subject to corporate-level taxation) when we would prefer to hold those investments in an entity that is taxed as a REIT (where they would not be subject to corporate-level taxation.

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

•
Meeting minimum REIT dividend distribution requirements could reduce our liquidity. We may earn non-cash REIT taxable income due to timing and/or character mismatches between the computation of our income for tax and accounting purposes. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.

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

In addition, although we no longer originate commercial mezzanine loans and we sold the majority of our commercial mezzanine loan portfolio during 2016, in the past we have originated and retained as investments commercial mezzanine loans. At December 31, 2016 we had one such loan remaining in our investment portfolio. Commercial mezzanine loans are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns commercial real estate. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We believe that the mezzanine loans that we have treated as real estate assets generally met all of the requirements for reliance on this safe harbor, however, there can be no assurance that the IRS will not challenge the tax treatment of these mezzanine loans, and if such a challenge were sustained, we could in certain circumstances be required to pay a penalty tax or fail to qualify as a REIT.

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

We are required to distribute at least 90% of our REIT taxable income as dividends to shareholders. Thus, we do not generally have the ability to retain all of the earnings generated by our REIT and, to a large extent, we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through public or private offerings. We may also raise capital by issuing other types of securities, such as preferred stock, convertible or exchangeable debt, or other types of debt securities. As of January 1, 2017, we had approximately 103 million unissued shares of stock authorized for issuance under our charter (although approximately $34 million of these shares are reserved for issuance under our equity compensation plans, dividend reinvestment and stock purchase plan, and outstanding convertible notes and exchangeable notes). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock or securities convertible into, or exchangeable for, shares of stock, unless we seek and receive approval from our shareholders to increase the authorized number of our shares in our charter. Also, certain stock change of ownership tests may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.

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

As of February 14, 2017, based on filings of Schedules 13D and 13G with the SEC, we believe that six institutional shareholders each owned approximately 5% or more of our outstanding common stock and we believe based on data obtained from other public sources that, overall, institutional shareholders owned, in the aggregate, more than 90% of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our common stock, including through the conversion of outstanding convertible or exchangeable notes into shares of common stock. Significant ownership stakes held by these individual institutions or other investors could have adverse consequences for other shareholders because each of these shareholders will have a significant influence over the outcome of matters submitted to a vote of our shareholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our common stock, it could have an adverse effect on the market price of our common stock.

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

At February 19, 2017, our directors and executive officers beneficially owned, in the aggregate, approximately 2% of our common stock. Sales of shares of our common stock by these individuals are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our common stock.

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

For 2016, we maintained our regular dividend at a rate of $0.28 per share per quarter and in December 2016 our Board of Directors announced its intention to continue to pay regular dividends during 2017 at a rate of $0.28 per share per quarter. Our ability to pay a dividend of $0.28 per share per quarter in 2017 may be adversely affected by a number of factors, including the risk factors described herein. These same factors may affect our ability to pay other future dividends. In addition, to the extent we determine that future dividends would represent a return of capital to investors, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income. Any reduction or elimination of our payment of dividend distributions would not only reduce the amount of dividends you would receive as a holder of our common stock, but could also have the effect of reducing the market price of our common stock.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive and administrative office is located in Mill Valley, California and we have additional administrative offices at the locations listed below. We do not own any properties and lease the space we utilize for our offices. Additional information on our leases is included in Note 15 to the Financial Statements within this Annual Report on Form 10-K. The following table presents the locations and remaining lease terms of our primary offices.
Executive and Administrative Office Locations and Lease Expirations

Location	Lease Expiration
One Belvedere Place, Suite 300	2018
Mill Valley, CA 94941

8310 South Valley Highway, Suite 425	2021
Englewood, CO 80112

225 W. Washington St., Suite 1440	2019
Chicago, IL 60606

ITEM 3. LEGAL PROCEEDINGS
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at December 31, 2016, the FHLB-Seattle has received approximately $122 million of principal and $11 million of interest payments in respect of the Seattle Certificate. As of December 31, 2016, the Seattle Certificate had a remaining outstanding principal amount of approximately $11 million. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at December 31, 2016, approximately $14 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. As of December 31, 2016, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.
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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At December 31, 2016, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol RWT. At February 13, 2017, our common stock was held by approximately 693 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 19,849. At February 20, 2017, there were 76,923,505 shares of common stock outstanding.
The high and low sales prices of shares of our common stock, as reported by the Bloomberg Financial Markets service, and the cash dividends declared on our common stock for each full quarterly period during 2016 and 2015 were as follows:

	Stock Prices		Common Dividends Declared
	High	Low	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2016
Fourth Quarter	$16.20	$13.49	12/15/2016	12/29/2016	$0.28	Regular
Third Quarter	$15.07	$13.29	9/15/2016	9/30/2016	$0.28	Regular
Second Quarter	$14.53	$12.49	6/16/2016	6/30/2016	$0.28	Regular
First Quarter	$13.92	$9.36	3/16/2016	3/31/2016	$0.28	Regular

Year Ended December 31, 2015
Fourth Quarter	$14.25	$12.55	12/17/2015	12/29/2015	$0.28	Regular
Third Quarter	$16.20	$13.84	9/15/2015	9/30/2015	$0.28	Regular
Second Quarter	$18.54	$15.70	6/16/2015	6/30/2015	$0.28	Regular
First Quarter	$20.38	$17.87	3/17/2015	3/31/2015	$0.28	Regular
All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our GAAP net income, REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock. As reported on our Current Report on Form 8-K on January 31, 2017, for dividend distributions made in 2016, we expect 100% of our dividends paid in 2016 to be characterized as ordinary income. None of the dividend distributions made in 2016 are expected to be characterized for federal income tax purposes as return of capital or long-term capital gain dividends.
During the year ended December 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under this authorization and a previous share repurchase authorization, during the year ended December 31, 2016, we repurchased 1,943,054 shares for $25 million. At December 31, 2016, approximately $86 million of this current authorization remained available for the repurchase of shares of our common stock.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended December 31, 2016.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except Per Share Data)
October 1, 2016 - October 31, 2016	26	$13.53	25	$—
November 1, 2016 - November 30, 2016	—	$—	—	$—
December 1, 2016 - December 31, 2016	—	$—	—	$86,109
Total	26	$13.53	25

Information with respect to compensation plans under which equity securities of the registrant are authorized for issuance is set forth in Part II, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index and the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) Mortgage REIT index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2011. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

	2011	2012	2013	2014	2015	2016
Redwood Trust, Inc.	100	179	217	234	169	211
NAREIT Mortgage REIT Index	100	120	118	138	126	155
S&P Composite-500 Index	100	116	154	175	177	198

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data are qualified in their entirety by, and should be read in conjunction with, the more detailed information contained in the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K and in our Annual Reports on Form 10-K as of and for each of the years ended December 31, 2015, 2014, 2013, and 2012. Certain amounts for prior periods have been reclassified to conform to the 2016 presentation.

(In Thousands, except Share Data)	2016	2015	2014	2013	2012
Selected Statement of Operations Data:
Interest income	$246,355	$259,432	$242,070	$226,156	$231,384
Interest expense	(88,528)	(95,883)	(87,463)	(80,971)	(120,705)
Net Interest Income	157,827	163,549	154,607	145,185	110,679
Reversal of (provision for) loan losses	7,102	355	(961)	(4,737)	(3,648)
Net Interest Income after Provision	164,929	163,904	153,646	140,448	107,031
Non-interest Income
Mortgage banking activities, net	38,691	10,972	34,994	102,532	36,593
Mortgage servicing rights income (loss), net	14,353	(3,922)	(4,261)	20,309	(1,391)
Investment fair value changes, net	(28,574)	(21,357)	(10,202)	(5,747)	1,539
Other income	6,338	3,192	1,781	—	—
Realized gains, net	28,009	36,369	15,478	25,259	54,921
Total non-interest income, net	58,817	25,254	37,790	142,353	91,662
Operating expenses	(88,786)	(97,416)	(90,123)	(86,607)	(65,633)
Other expense	—	—	—	(12,000)	—
Net Income before Provision for Income Taxes	134,960	91,742	101,313	184,194	133,060
(Provision for) benefit from income taxes	(3,708)	10,346	(744)	(10,948)	(1,291)
Net Income	$131,252	$102,088	$100,569	$173,246	$131,769
Average common shares – basic	76,747,047	82,945,103	82,837,369	81,985,897	79,529,950
Earnings per share – basic	$1.66	$1.20	$1.18	$2.05	$1.61
Average common shares – diluted (1)	97,909,090	84,518,395	85,098,579	93,694,924	80,673,682
Earnings per share – diluted	$1.54	$1.18	$1.15	$1.94	$1.59
Regular dividends declared per common share	$1.12	$1.12	$1.12	$1.12	$1.00
Selected Balance Sheet Data:
Earning assets	$5,240,560	$5,976,911	$5,753,753	$4,519,775	$4,343,628
Total assets	$5,483,477	$6,220,047	$5,902,916	$4,595,075	$4,434,805
Short-term debt	$791,539	$1,855,003	$1,793,825	$862,763	$551,918
Asset-backed securities issued – Resecuritization, net (2)	$—	$—	$44,909	$94,542	$164,012
Asset-backed securities issued, net – Commercial	$—	$52,595	$81,760	$150,796	$167,352
Asset-backed securities issued, net – Sequoia	$773,462	$996,820	$1,416,090	$1,692,941	$2,190,480
Long-term debt, net (2)	$2,620,683	$2,027,737	$1,180,877	$467,697	$138,304
Total liabilities	$4,334,049	$5,073,782	$4,646,775	$3,349,292	$3,294,641
Total stockholders’ equity	$1,149,428	$1,146,265	$1,256,141	$1,245,783	$1,140,164
Number of common shares outstanding	76,834,663	78,162,765	83,443,141	82,504,801	81,716,416
Book value per common share	$14.96	$14.67	$15.05	$15.10	$13.95
Other Selected Data:
Average assets (3)	$5,893,998	$6,015,420	$5,356,839	$4,904,878	$5,318,442
Average debt and ABS issued outstanding (3)	$4,617,956	$4,505,079	$3,871,404	$3,571,389	$4,130,216
Average stockholders’ equity	$1,112,313	$1,240,345	$1,250,627	$1,200,461	$987,330
Net income/average stockholders’ equity	11.8%	8.2%	8.0%	14.4%	13.3%

(1)	Diluted average common shares for 2016 and 2013 include certain convertible notes that were determined to be dilutive for those years.

(2)
At December 31, 2016, 2015, 2014, 2013, and 2012, Asset-backed securities issued, net included $0, $542, $2,360, $4,683, and $8,097, respectively, of deferred debt issuance costs, and long-term debt, net included $7,081, $10,438, $13,690, $8,770, and $1,196, respectively, of deferred debt issuance costs.

(3)	Average assets and Average debt and ABS issued outstanding presented above do not include deferred securities issuance costs.

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
OVERVIEW
Our Business
Redwood Trust, Inc., together with its subsidiaries, focuses on investing in mortgages and other real estate related assets and engaging in mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our mortgage banking activities. During 2016, we operated our business in three segments: Residential Investments, Residential Mortgage Banking, and Commercial.
Our primary sources of income are net interest income from our investment portfolios and non-interest income from our mortgage banking activities. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and other liabilities. Income from mortgage banking activities consists of the profit we seek to generate through the acquisition of loans and their subsequent sale or securitization. Redwood Trust, Inc. has elected to be taxed as a real estate investment trust (“REIT”). We generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our operating subsidiaries” or “our taxable REIT subsidiaries” or “TRS.”
For additional information on our business, refer to Part I, Item 1, Business of this Annual Report on Form 10-K.

Business Update
We had a very productive year in 2016. We finished the year in a strong financial position and generated attractive returns for shareholders after making some difficult, but necessary modifications to our strategy. Most importantly, we ended the year with a more focused, capable, and efficient investment platform that is well positioned to respond to changes in the mortgage market.
Within this update, we discuss our recent investment activity as well as our progress in expanding our jumbo mortgage banking franchise. Additionally, we provide our thoughts on the federal legislative and regulatory landscape following the recent change in Presidential administrations, and our company outlook and key goals for 2017.
Investment Portfolio
Efficiently deploying our available capital at attractive returns is at the forefront of our priorities in 2017, and we remain focused on new and innovative ways to invest in credit risk on residential loans. Through the first eight weeks of 2017, we have deployed $123 million of capital into new investments and believe that we will be able to deploy our remaining excess capital on a disciplined and prudent basis across a broad spectrum of opportunities over the course of 2017. Comments from the recently confirmed U.S. Treasury Secretary that the federal government will likely move toward reducing its role in the mortgage markets and its exposure to mortgage-related credit risk are consistent with our desire to deploy more capital into credit risk investments.
Consistent with the past few quarters, the economics of the private-label RMBS market continue to be attractive, and we expect it will result in higher issuance volumes in 2017, as well as a greater amount of subordinate RMBS available for investment. We also expect continued opportunities to invest in GSE-issued securities that transfer credit risk on both single-family residential and multi-family properties to the private sector. In addition to risk transfer transactions for newly-originated loans, we are seeing a growing market for GSE-issued and bank-issued securitizations backed by non-traditional loans. As we evaluate these and other areas to invest our capital, we will continue to optimize our holdings through efficient funding channels that include our $2 billion credit facility at the Federal Home Loan Bank of Chicago, as well as traditional repurchase facilities with commercial financial institutions.
Residential Mortgage Banking
Our jumbo residential mortgage banking business had a productive start in 2017, as investor demand for higher-yielding investments continues to drive the market. We completed three securitization transactions in 2016, and have already completed two through the first two months of 2017. All of our recent securitizations have been backed primarily by 30-year, fixed-rate loans purchased through our traditional prime jumbo program, Redwood Select, and are not subject to the risk retention rules set forth under the Dodd-Frank Act.
We continue to believe that our expanded-prime Redwood Choice loan program will represent the most significant area of growth for our jumbo residential mortgage banking business going forward. Currently, over 70% of our loan sellers are participating in the Choice program and over 90% of these loan sellers have entered into commitments to sell us loans under the Choice program. As compared to our traditional prime Select program, the expanded-prime loans we have purchased, on average, have loan-to-value ratios about six points higher, credit scores about 30 points lower and fewer liquid reserves. Additionally, yields on expanded-prime loans average about 125 basis points higher than on traditional prime loans purchased under our Select program. Thus far, our strategy for the expanded-prime program has been to sell the loans to whole loan investors in order to continue refining our investment characteristics and pricing parameters. In time, we believe it will make sense to hold loans purchased under our Choice program for long-term investment, or to securitize these loans, enabling us to retain attractive securities for our portfolio.
With expanded-prime loans increasing as a percentage of our jumbo volume, and securitization execution improving in recent quarters, our long-term expectation is that gross margins for our jumbo business will on average be above our previous expectations of 50-75 basis points.

Federal Legislative and Regulatory Landscape
We have a strong interest in understanding how any potential changes in U.S. fiscal and regulatory policies under President Trump's Administration will impact the mortgage market. Although we cannot predict the impact, if any, of these changes to our business, we believe that federal regulation will trend in a direction that favors private capital and reduces the government's role in the mortgage market. We are optimistic about policy changes to current financial services regulation under the Dodd-Frank Act that are expected to include governance changes to the Consumer Financial Protection Bureau (CFPB) and improved clarity on the application and meaning of the agency’s many regulations and pronouncements. We believe the change in regulatory focus will remove barriers that have kept large segments of private capital from reentering the mortgage market, and will actively begin to shrink the government’s role in the mortgage market.
While the trend looks positive, we are realistic about the speed of change. The Administration has issued Executive Orders intended to begin the process of regulatory reform, however those Orders do not apply to the many independent regulators that are responsible for implementing the Dodd-Frank Act. Therefore, substantial reform may not be completed until the Administration has its officials in place at those regulatory agencies, or Congress has passed a law amending the Dodd-Frank Act. Both of those steps appear to be underway. In addition, the new Treasury Secretary has expressed a strong desire to move forward with GSE reform legislation, which may result in private capital taking the leading role as the investor in mortgage credit risk. We welcome all those policy developments and we will seek to position Redwood to take advantage of the opportunities that open up.
2017 Outlook
With a long-term view, we are confident in our business model and our future growth prospects. We see private capital investors continuing to advance and becoming the leading holders of credit risk in the mortgage markets. Additionally, in a low-yield investment world, having a mortgage banking platform that serves to both create investments and generate fees is a key competitive advantage.
Focusing on 2017, our number one priority is efficiently and attractively investing our available capital. Our business entails an irregular pace for capital deployment that doesn't always align perfectly with the quarterly run-rate metrics typically used for a publicly traded company. Most of the assets we acquire or create have long maturities and are illiquid in nature, and may not be consistently available or attractively priced. Therefore, generating attractive returns in 2017 will largely depend on our ability to deploy our excess capital in an efficient but prudent manner while maintaining our long-term, value-driven approach to investing.
Aside from our primary investment objectives, we expect our residential mortgage banking business to meaningfully contribute to earnings in 2017. Our team is already off to a solid start to the year having completed two profitable securitizations, and is seeking to complete additional securitization transactions - something we would not have anticipated as recently as December 2016 in the wake of the interest rate volatility that followed the U.S. presidential election. We continue to feel very positive about our ability to capitalize on opportunities that arise in the market, as well as those we can create ourselves in order to generate additional net interest income that translates into compelling, long-term shareholder value.

2016 Financial Overview
This section includes an overview of our 2016 financial results. A detailed discussion of our results of operations is presented in the next section of this MD&A. The following table presents selected financial highlights from 2016 and 2015.
Table 1 – Selected Financial Highlights

	Years Ended December 31,
(In Thousands, except per Share Data)	2016	2015
Net income	$131,252	$102,088
Net income per diluted common share	$1.54	$1.18
GAAP return on equity	11.8%	8.2%
REIT taxable income per share	$1.27	$1.05
Dividends per share	$1.12	$1.12
Book value per share	$14.96	$14.67
Our net income increased to $131 million in 2016 from $102 million in 2015. In 2016, after incurring $10 million of charges from the restructuring of our residential conforming and commercial mortgage banking operations, we generated an 11.8% GAAP Return on Equity (ROE), grew GAAP book value, strengthened our balance sheet by reducing short-term repurchase debt, and freed-up capital internally for reinvestment through the profitable sale of our commercial mezzanine loan portfolio.
Book Value per Share
At December 31, 2016, our book value was $1.15 billion, or $14.96 per share, an increase from $14.67 per share at December 31, 2015. The following table sets forth the changes in our book value per share for the year ended December 31, 2016.
Table 2 – Changes in Book Value per Share

Year Ended
(In Dollars, per share basis)	December 31, 2016
Beginning book value per share	$14.67
Net income	1.54
Changes in unrealized gains on securities, net from:
Realized gains recognized in net income	(0.24)
Amortization income recognized in net income	(0.29)
Mark-to-market adjustments, net	0.31
Total change in unrealized gains on securities, net	(0.22)
Dividends	(1.12)
Share repurchases	0.04
Equity compensation, net	(0.07)
Changes in unrealized losses on derivatives hedging long-term debt	0.05
Other, net	0.07
Ending Book Value per Share	$14.96
Our GAAP book value per share increased $0.29 per share to $14.96 per share during 2016. This increase was primarily driven by our earnings exceeding our dividend, an increase in the value of interest rate derivatives hedging our long-term debt, and a benefit from share repurchases, partially offset by a decline in unrealized gains on our securities portfolio, and net dilution from equity compensation.

While many of our available-for-sale securities appreciated in value during 2016, the net unrealized gains from these securities (i.e., the difference between the cost basis and the fair value of these securities) declined as the benefit from positive mark-to-market adjustments was more than offset by discount amortization income we recorded for these securities, as well as the realization into income of previously unrealized gains, resulting from the sales of certain of these securities.
During 2016, we utilized our stock repurchase authorizations to repurchase approximately 1.9 million shares of common stock at an average price of $12.92 per share, increasing book value by $0.04 per share.
Capital Allocation Summary
This section provides an overview of our capital position and how it was allocated at the end of 2016. A detailed discussion of our liquidity and capital resources is provided in the similarly titled section of this MD&A that follows.
We use a combination of equity and corporate long-term debt (which we collectively refer to as “capital”) to fund our business. We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse our inventory of certain residential loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is presented separately from allocated capital in the table below. The following table presents how our capital was allocated between business segments and investment types at December 31, 2016.
Table 3 – Capital Allocation Summary

At December 31, 2016
(Dollars in Thousands)	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Residential investments
Residential loans/FHLB Stock	$2,304,409	$(1,999,999)	$304,410	17%
Residential securities	926,669	(305,995)	620,674	35%
Mortgage servicing rights	118,526	—	118,526	7%
Other assets/(other liabilities)	168,914	(43,131)	125,783	7%
Cash and liquidity capital			333,702	19%
Total residential investments	$3,518,518	$(2,349,125)	1,503,095	85%
Commercial investments (1)	$97,017	$(38)	96,979	5%
Residential mortgage banking			170,000	10%
Total			$1,770,074	100%

(1)	Includes $74 million of multi-family securities, $18 million of investment grade CMBS, and $3 million of commercial mezzanine loans.
Our total capital was $1.77 billion at December 31, 2016, and included $1.15 billion of equity capital and $0.62 billion of the total $2.62 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $201 million of exchangeable debt due in 2019. This portion of long-term debt has a weighted-average cost of 6.0% per annum.
Of our $1.77 billion of total capital at December 31, 2016, $1.60 billion (or 90%) was allocated to our investments with the remaining $170 million (or 10%) allocated to our residential mortgage banking activities.
During 2016, we deployed $419 million of capital into new investments (including common share repurchases). A component of our allocated capital in the table above is "cash and liquidity capital," which represents a combination of capital available for investment and risk capital held for liquidity management purposes. At December 31, 2016, we estimate that our capital available for investments was approximately $270 million.

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
Additionally, in the second quarter of 2015, we began to specifically identify derivatives used to hedge our exposure to market interest rate risk associated with our MSR investments. As a result, in the second quarter of 2015, we began to include the change in market value of these derivatives in the line item "MSR income (loss), net." As we previously managed our market interest rate risk on a portfolio-wide basis and did not necessarily rely on derivatives to hedge our MSRs, we cannot conform prior periods to the current presentation.
Additional information on these changes is provided in Note 2 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2016, 2015, and 2014. Most tables include "changes" columns that show the amounts by which the year's results are greater or less than the results from the prior year. Unless otherwise specified, references in this section to increases or decreases in 2016 refer to the change in results from 2015 to 2016, and increases or decreases in 2015 refer to the change in results for 2014 to 2015.
The following table presents the components of our net income for the years ended December 31, 2016, 2015, and 2014.
Table 4 – Net Income

	Years Ended December 31,			Changes
(In Thousands, except per Share Data)	2016	2015	2014	'16/'15	'15/'14
Net Interest Income	$157,827	$163,549	$154,607	$(5,722)	$8,942
Reversal of (provision for) loan losses	7,102	355	(961)	6,747	1,316
Net Interest Income After Provision	164,929	163,904	153,646	1,025	10,258
Non-interest Income
Mortgage banking activities, net	38,691	10,972	34,994	27,719	(24,022)
MSR income (loss), net	14,353	(3,922)	(4,261)	18,275	339
Investment fair value changes, net	(28,574)	(21,357)	(10,202)	(7,217)	(11,155)
Other income	6,338	3,192	1,781	3,146	1,411
Realized gains, net	28,009	36,369	15,478	(8,360)	20,891
Total non-interest income, net	58,817	25,254	37,790	33,563	(12,536)
Operating expenses	(88,786)	(97,416)	(90,123)	8,630	(7,293)
Net income before income taxes	134,960	91,742	101,313	43,218	(9,571)
(Provision for) benefit from income taxes	(3,708)	10,346	(744)	(14,054)	11,090
Net Income	$131,252	$102,088	$100,569	$29,164	$1,519
Diluted earnings per common share	$1.54	$1.18	$1.15
Net Interest Income
The $6 million decrease in net interest income in 2016 was primarily due to lower average balances of securities, conforming loans, and commercial loans during 2016. The decrease in the balances of securities resulted from net dispositions, as we reallocated capital to investments in residential jumbo loans. The decrease in conforming and commercial loan balances resulted from the wind-down of residential conforming and commercial mortgage banking operations during the first quarter of 2016 and the sale of our commercial mezzanine loan portfolio in the second half of 2016. This overall decrease in net interest income was partially offset by higher net interest income from a higher average balance of residential loans held-for-investment by our FHLB-member subsidiary and financed with FHLBC advances during 2016.
The $9 million increase in net interest income in 2015 was primarily attributable to higher average balances of loans at both our Residential Investments and Residential Mortgage Banking segments. These increases in net interest income were partially offset by lower average balances of securities, as well as an increase in interest expense from corporate borrowings during 2014, including from exchangeable debt issued in the fourth quarter of 2014.
Additional detail on changes in net interest income is provided in the “Net Interest Income” section that follows.
Reversal of Provision for Loan Losses
The increase in the reversal of provision for loan losses in 2016 was primarily due to the reclassification of our commercial mezzanine loans to held-for-sale classification at the lower of cost or market in the second quarter of 2016, whereby we determined an allowance was no longer required for the loans. Additional detail regarding sales of our commercial mezzanine loans is provided in the "Results of Operations by Segment" section that follows.
Subsequent to our adoption of ASU 2014-13 on January 1, 2015, we no longer maintained a provision for loan losses on residential loans held-for-investment at consolidated Sequoia entities as these loans are now carried at fair value. Additional information on the adoption of ASU 2014-13 is provided in the “Results of Consolidated Sequoia Entities” section that follows.
Mortgage Banking Activities, Net
Income from mortgage banking activities, net includes results from our residential jumbo mortgage banking operations and, prior to the second quarter of 2016, results from our residential conforming and commercial mortgage banking operations. The increase during 2016 was predominantly due to higher gross margins from our jumbo residential mortgage banking activities on similar volume, which resulted in a $32 million increase from 2015. This increase was partially offset by a $5 million decline in income from commercial mortgage banking activities for 2016, as we wound down those operations during the first quarter of 2016.
The $24 million decrease in 2015, as compared to 2014, was primarily attributable to lower mortgage banking income from both our residential and commercial mortgage banking operations, which decreased $13 million and $11 million, respectively. In both cases, loan sale margins declined primarily due to increased competition and higher hedging expenses resulting from increased interest rate volatility during 2015.
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
MSR net servicing fee income before the effect of changes in interest rates and other assumptions was $13 million in 2016, as compared to $14 million in 2015 and $8 million in 2014. These amounts were primarily driven by the average balances of loans being serviced each year, which were relatively consistent in 2016 and 2015, and in 2014 was almost half that of 2015.
The impact to MSR income from the net effect of changes in assumptions and rates was positive $1 million in 2016 and negative $18 million and $12 million in 2015 and 2014, respectively. As discussed above, prior to the second quarter of 2015, MSR income did not include the effect of hedges. The losses in 2015 and 2014 primarily reflect the negative change in market value of our MSRs during the first quarter of 2015 and all of 2014, resulting from the decrease in market interest rates during those periods. The offsetting increase in the value of assets and derivatives that effectively served as hedges to the MSRs during the first quarter of 2015 and all of 2014 are presented in Investment fair value changes, net.
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

During 2016, the negative investment fair value changes primarily resulted from decreases in the fair value of our loans held for investment and their associated hedges. These decreases were primarily the result of hedging costs due to interest rate volatility experienced throughout 2016, as well as from the write-off of premium from loan repayments. These decreases were partially offset by positive valuation changes of trading securities that benefited from spread tightening during the year.
During 2015, the negative investment fair value changes primarily resulted from decreases in the fair value of our trading securities as well as hedging costs for our securities and held-for-investment loans. In addition, during the first quarter of 2015, this line item also included the change in fair value of certain assets and derivatives we used to hedge our MSRs, as we did not begin to specifically identify derivatives for hedging MSRs until the second quarter of 2015.
Additional detail on our investment fair value changes is included in the Residential Investments portion of the “Results of Operations by Segment” section that follows.
Other Income
Other income in both 2016 and 2015 was primarily comprised of income from risk sharing arrangements with Fannie Mae and Freddie Mac. Other income in 2014 was primarily related to a reduction in our litigation reserve. The $3 million increase in other income in 2016 primarily resulted from risk share transactions that were completed in the second half of 2015.
Realized Gains, Net
For 2016, we realized gains of $28 million, which included $23 million from the sale of $253 million of AFS securities and $5 million from the sale of $218 million of commercial mezzanine loans. Net gains recorded in 2015 and 2014 primarily resulted from the sale of $366 million and $440 million of AFS securities during each year, respectively.
Additional detail on realized gains is included in the Residential Investments portion of the “Results of Operations by Segment” section that follows.
Operating Expenses
The $9 million decrease in operating expenses in 2016 was primarily due to the restructuring of our residential conforming and commercial mortgage banking operations during the first quarter of 2016, which resulted in a lower run-rate of expenses. Operating expenses for 2016 included $10 million of restructuring charges incurred during the first quarter of 2016. Excluding these restructuring related expenses, operating expenses were $78 million in 2016. The $7 million increase in operating expenses in 2015 was primarily due to additional costs associated with the expansion of our residential and commercial mortgage banking operations during that year.
See Note 11 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional detail of these restructuring charges.
(Provision for) Benefit From Income Taxes
Our income taxes result almost entirely from activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain investment hedging activities. During 2016, we recorded a tax provision of $4 million, primarily related to ordinary GAAP income earned at the TRS during that period. Our tax provision in 2016 benefited from the release of valuation allowances we previously maintained on certain of our net deferred tax assets. The benefit from income taxes in 2015 resulted from GAAP losses generated at our TRS, which was reduced by a valuation allowance we established on certain net deferred tax assets in that year. For additional detail on income taxes, see the “Taxable Income” section that follows.

Net Interest Income
The following tables present the components of net interest income for the years ended December 31, 2016, 2015, and 2014.
Table 5 – Net Interest Income

	Years Ended December 31,
	2016			2015			2014
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$33,120	$908,353	3.6%	$47,221	$1,289,684	3.7%	$38,679	$993,089	3.9%
Residential loans - HFI at Redwood (2)	85,147	2,193,619	3.9%	42,680	1,107,603	3.9%	4,484	118,792	3.8%
Residential loans - HFI at Sequoia (2)	19,537	882,079	2.2%	24,814	1,224,857	2.0%	25,786	1,604,556	1.6%
Commercial loans	30,496	258,041	11.8%	46,933	504,685	9.3%	47,567	530,514	9.0%
Trading securities	22,484	299,912	7.5%	17,613	150,372	11.7%	22,893	136,383	16.8%
Available-for-sale securities	54,389	530,357	10.3%	79,835	886,966	9.0%	102,589	1,308,373	7.8%
Other interest income	1,182	294,830	0.4%	336	225,292	0.1%	72	156,167	—%
Total interest income	246,355	5,367,191	4.6%	259,432	5,389,459	4.8%	242,070	4,847,874	5.0%
Interest Expense
Short-term debt	(22,287)	1,089,352	(2.0)%	(30,572)	1,671,184	(1.8)%	(25,990)	1,522,965	(1.7)%
ABS issued - Redwood	(1,632)	21,159	(7.7)%	(5,822)	87,982	(6.6)%	(10,383)	190,694	(5.4)%
ABS issued - Sequoia (2)	(13,103)	861,020	(1.5)%	(15,647)	1,164,887	(1.3)%	(20,844)	1,541,282	(1.4)%
Long-term debt - FHLBC	(11,579)	1,980,971	(0.6)%	(2,848)	894,671	(0.3)%	(265)	99,945	(0.3)%
Long-term debt - other	(39,927)	665,453	(6.0)%	(40,994)	686,354	(6.0)%	(29,981)	516,518	(5.8)%
Total interest expense	(88,528)	4,617,955	(1.9)%	(95,883)	4,505,078	(2.1)%	(87,463)	3,871,404	(2.3)%
Net Interest Income	$157,827			$163,549			$154,607

(1)
Average balances for residential and commercial loans held-for-sale, residential loans held-for-investment and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost, except for ABS issued-Sequoia, which is based upon fair value.

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
Table 6 – Net Interest Income - Volume and Rate Changes

	Change in Net Interest Income
	For the Years Ended December 31,
	2016			2015
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Net Interest Income for the Beginning of the Year			$163,549			$154,607
Impact of Changes in Interest Income
Residential loans - HFS	$(13,962)	$(139)	(14,101)	$11,552	$(3,010)	8,542
Residential loans - HFI at Redwood	41,848	619	42,467	37,324	872	38,196
Residential loans - HFI at Sequoia	(6,944)	1,667	(5,277)	(6,102)	5,130	(972)
Commercial loans	(22,937)	6,500	(16,437)	(1,394)	760	(634)
Trading securities	17,516	(12,645)	4,871	2,348	(7,628)	(5,280)
Available-for-sale securities	(32,098)	6,652	(25,446)	(33,042)	10,288	(22,754)
Other Interest Income	104	742	846	32	232	264
Net changes in interest income	(16,473)	3,396	(13,077)	10,718	6,644	17,362
Impact of Changes in Interest Expense
Short-term debt	10,644	(2,359)	8,285	(2,529)	(2,053)	(4,582)
ABS issued - Redwood	4,422	(232)	4,190	5,593	(1,032)	4,561
ABS issued - Sequoia	4,082	(1,538)	2,544	5,090	107	5,197
Long-term debt - FHLBC	(3,458)	(5,273)	(8,731)	(2,107)	(476)	(2,583)
Long-term debt - Other	1,248	(181)	1,067	(9,858)	(1,155)	(11,013)
Net changes in interest expense	16,938	(9,583)	7,355	(3,811)	(4,609)	(8,420)
Net changes in interest income and expense	465	(6,187)	(5,722)	6,907	2,035	8,942
Net Interest Income for the Year Ended			$157,827			$163,549

The following table presents the components of net interest income by segment for the years ended December 31, 2016, 2015, and 2014.
Table 7 – Net Interest Income by Segment

	Years Ended December 31,			Changes
(In Thousands)	2016	2015	2014	'16/'15	'15/'14
Net Interest Income by Segment
Residential Investments	$141,780	$124,191	$98,585	$17,589	$25,606
Residential Mortgage Banking	19,470	35,053	45,496	(15,583)	(10,443)
Commercial	27,779	33,124	31,731	(5,345)	1,393
Corporate/Other	(31,202)	(28,819)	(21,205)	(2,383)	(7,614)
Net Interest Income	$157,827	$163,549	$154,607	$(5,722)	$8,942
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.

The Corporate/Other line item in the table above includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Sequoia entities. The $2 million decrease in net interest income from Corporate/Other during 2016 was primarily due to lower net interest income from consolidated Sequoia entities, as loans in these securitizations continued to pay down. The decrease in 2015 was primarily due to additional interest expense incurred in 2015 resulting from the issuance of convertible notes in late 2014. Details regarding consolidated Sequoia entities are included in the "Results from Consolidated Sequoia Entities" section that follows.
Specific Borrowing Costs
The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at December 31, 2016.
Table 8 – Interest Expense — Specific Borrowing Costs

December 31, 2016	Residential Loans Held-for-Sale	Residential Securities
Asset yield	3.81%	4.83%
Short-term debt yield	2.40%	1.91%
Net Spread	1.41%	2.92%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.
Results of Operations by Segment
We report on our business using three distinct segments: Residential Investments, Residential Mortgage Banking, and Commercial. For additional information on our segments, refer to Note 22 in Part II, Item 8 and Part I, Item 1 of this Annual Report on Form 10-K. The following table presents the results from each of these segments reconciled to our net income for the years ended December 31, 2016, 2015, and 2014.
Table 8a – Segment Results Summary

	Years Ended December 31,			Changes
(In Thousands)	2016	2015	2014	'16/'15	'15/'14
Segment Contribution from:
Residential Investments	$146,884	$136,242	$96,763	$10,642	$39,479
Residential Mortgage Banking	35,111	4,308	27,612	30,803	(23,304)
Commercial	38,135	26,304	33,529	11,831	(7,225)
Corporate/Other	(88,878)	(64,766)	(57,335)	(24,112)	(7,431)
Net Income	$131,252	$102,088	$100,569	$29,164	$1,519
The following sections provide a detailed discussion of the results of operations at each of our three business segments for the years ended December 31, 2016, 2015, and 2014. The $24 million decrease in Corporate/Other in 2016 was primarily due to $10 million of restructuring costs recorded at the corporate level, as well as a $6 million decrease in income from consolidated Sequoia entities (details of which are discussed in the "Results from Consolidated Sequoia Entities" section that follows) and a $4 million decrease in benefit from income taxes that were recorded at the corporate level in 2015.

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
The following table presents the components of segment contribution for the Residential Investments segment for the years ended December 31, 2016, 2015, and 2014.
Table 9 – Residential Investments Segment Contribution

	Years Ended December 31,			Changes
(In Thousands)	2016	2015	2014	'16/'15	'15/'14
Interest income	$160,174	$135,395	$110,433	$24,779	$24,962
Interest expense	(18,394)	(11,204)	(11,848)	(7,190)	644
Net interest income	141,780	124,191	98,585	17,589	25,606
Non-interest income
MSR income (loss), net	14,353	(3,922)	(4,261)	18,275	339
Investment fair value changes, net	(26,945)	(20,089)	(9,178)	(6,856)	(10,911)
Other income	6,070	3,192	181	2,878	3,011
Realized gains, net	22,516	36,369	13,777	(13,853)	22,592
Total non-interest income (loss), net	15,994	15,550	519	444	15,031
Direct operating expenses	(9,042)	(4,346)	(3,681)	(4,696)	(665)
Segment contribution before income taxes	148,732	135,395	95,423	13,337	39,972
(Provision for) benefit from income taxes	(1,848)	847	1,340	(2,695)	(493)
Total Segment Contribution	$146,884	$136,242	$96,763	$10,642	$39,479
The following table presents our primary portfolios of investment assets in our Residential Investments segment at December 31, 2016 and December 31, 2015.
Table 10 – Residential Investments

(In Thousands)	December 31, 2016	December 31, 2015	Change
Residential loans held-for-investment	$2,261,016	$1,791,195	$469,821
Residential securities	926,669	1,028,171	(101,502)
Mortgage servicing rights	118,526	191,976	(73,450)
Total Residential Investments	$3,306,211	$3,011,342	$294,869

Overview
During 2016, the increase in our total residential investments was primarily attributable to the addition of residential loans held-for-investment and financed through the FHLBC, as our FHLB-member subsidiary fully utilized its borrowing capacity of $2.00 billion. This increase was partially offset by a decrease in our investments in residential securities and MSRs, resulting from net sales during 2016. For 2016, our segment contribution from Residential Investments was comprised of $97 million from residential securities, $41 million from residential loans, and $9 million from MSRs.

During 2016, our residential loan investments generated an attractive return on average capital invested, and we expect this trend to continue for this portfolio in 2017. Although our balance of securities decreased overall during 2016, the balance has increased over the last two quarters as we redeployed capital from the sale of our commercial mezzanine loan portfolio. We expect to continue to redeploy the proceeds from our commercial mezzanine loan sales towards residential investments in 2017. In addition, we are seeking to sell a significant portion of our remaining conforming MSR portfolio in 2017 and upon any such sale we will seek to redeploy the proceeds into higher-yielding REIT-eligible investments.
Net Interest Income
Net interest income from Residential Investments primarily includes interest income from our residential loans held-for-investment and our residential securities, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Residential Investments segment for the years ended December 31, 2016, 2015, and 2014.
Table 11 – Net Interest Income ("NII") from Residential Investments

	Years Ended December 31,			Changes
(In Thousands)	2016	2015	2014	'16/'15	'15/'14
Net interest income from HFI loans	$73,560	$39,703	$4,219	$33,857	$35,484
Net interest income from securities	67,210	84,183	94,307	(16,973)	(10,124)
Other interest income	1,010	305	59	705	246
NII from Residential Investments	$141,780	$124,191	$98,585	$17,589	$25,606
During 2016, the increase in net interest income from our Residential Investments segment was primarily due to increases in interest income resulting from a higher average balance of residential loans held-for-investment by our FHLB-member subsidiary and financed with FHLBC advances during 2016. These increases were partially offset by lower net interest income from investments in securities, primarily resulting from a lower average balance of available-for-sale securities in the year ended December 31, 2016 as compared to the same period in 2015 as we sold securities and reallocated capital from securities investments into loan investments during that time period.
The increase in net interest income from our residential investments portfolio for 2015 was primarily attributable to a higher average balance of loans held-for-investment that were financed through the FHLBC, which we did not begin to invest in until the third quarter of 2014. These increases were partially offset by a decline in interest income from available-for-sale securities, due to lower average balances in 2015 as we sold lower yielding senior and mezzanine securities in order to redeploy capital, primarily into held-for-investment loans.

Investment fair value changes, net
The following table presents the components of investment fair value changes, net for our Residential Investments segment, which is comprised of market valuation gains and losses from our residential investments and associated hedges, for the years ended December 31, 2016, 2015, and 2014.
Table 12 – Investment Fair Value Changes, Net from Residential Investments

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Investment Fair Value Changes, Net
Market valuation changes:
Residential loans held-for-investment (1)	$(23,102)	$(6,337)	$(697)
Trading securities - IOs	(4,005)	955	—
Trading securities - other	13,264	(2,974)	(358)
Risk sharing investments	(1,151)	(1,886)	104
Risk management derivatives	(11,583)	(9,601)	(7,662)
Impairments on AFS securities	(368)	(246)	(565)
Investment Fair Value Changes, Net	$(26,945)	$(20,089)	$(9,178)

(1)	Market valuation changes from residential loans held-for-investment above do not include loans at consolidated Sequoia entities, which are not included in this segment.
Market valuation changes included in Investment fair value changes, net, generally result from changes in the fair value of investments and their associated hedges due to changes in market interest rates, changes in credit spreads, and reductions in the basis of investments due to changes in principal balances. For residential loans recorded at a premium and IO securities, a reduction in basis occurs when associated principal is repaid or written-off, which results in a decrease in fair value from the loss of premium. In addition, valuation changes from risk management derivatives associated with our mezzanine securities portfolio are included in this line item while valuation changes of AFS mezzanine securities are reported through Accumulated other comprehensive income on our consolidated balance sheets. This mismatch can create periodic volatility in this line item as interest rates change each quarter.
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

The following table presents the components of investment fair value changes in this segment, net for the year ended December 31, 2016.
Table 13 – Components of Investment Fair Value Changes, Net from Residential Investments

Year Ended
(In Thousands)	December 31, 2016
Market valuation changes on:
Residential loans held-for-investment
Change in fair value from the reduction of principal (1)	$(15,523)
Change in fair value from changes in interest rates and spreads (2)	(7,579)
Total change in fair value of residential loans held-for-investment	(23,102)

Residential securities
Change in fair value from the reduction of principal (1)	(5,214)
Change in fair value from changes in interest rates and spreads (2)	12,954
Total change in fair value of residential securities	7,740

Risk management derivatives
Interest component of derivative expense	(8,922)
Change in fair value of derivatives from changes in interest rates (3)	(2,661)
Total change in fair value of risk management derivatives	(11,583)

Total Residential Investments Fair Value Changes, Net (4)	$(26,945)

(1)
Reflects the change in fair value due to principal changes, which is calculated as the change in principal on a given investment during the period, multiplied by the prior quarter ending price or acquisition price for that investment in percentage terms.

(2)
Reflects changes in prepayment assumptions and credit spreads on our residential loans, residential trading securities and risk-sharing investments primarily due to changes in benchmark interest rates.

(3)	Reflects the change in fair value of our risk management derivatives that are associated with changes in benchmark interest rates during the period.

(4)
Total investment fair value changes, net, on our consolidated financial statements also includes negative $4 million of market valuation changes related to our investments in legacy consolidated Sequoia entities, which is included in Corporate/Other for segment reporting, and positive $3 million of market valuation changes related to commercial securities and the associated derivatives, which are included in our Commercial segment.

For the year ended December 31, 2016, residential investments fair value changes included $32 million of negative valuation changes from residential loans held-for-investment and their associated derivatives, and $6 million of positive valuation changes from residential securities and their associated derivatives. The negative fair values changes from loans and their associated derivatives during 2016 primarily resulted from higher hedging costs due to interest rate volatility, as well as loss of premium from principal repayments. The positive fair value changes associated with securities during 2016 primarily resulted from tightening spreads on our fair value securities, which benefited valuations, and were partially offset by negative fair value changes resulting from the reduction of principal, primarily on IO securities.
Investment fair value changes of negative $20 million in 2015 included $12 million of positive valuation changes associated with hedges of our MSR investments (prior to derivatives being specifically identified for MSRs in the second quarter of 2015), $11 million of negative valuation changes attributable to reductions in the basis of IO securities and loans held at premiums, $6 million of negative valuation changes for hedges associated with mezzanine securities (where the securities were marked-to-market through our consolidated income statements), and negative $15 million of valuation changes resulting from the net effect of changes in credit spreads and hedging costs. Market interest rates were highly volatile throughout 2015, and in general, this resulted in increased hedging costs for our various interest rate sensitive assets that we hedge.

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
MSR Income (Loss), net
The following table presents the components of MSR income (loss), net for the years ended December 31, 2016, 2015, and 2014.
Table 14 – MSR Income (Loss), net

	Years Ended December 31,			Changes
(In Thousands)	2016	2015	2014	'16/'15	'15/'14
Net servicing fee income	$34,871	$33,885	$17,528	$986	$16,357
Changes in fair value of MSR from the receipt of expected cash flows	(21,860)	(18,939)	(8,614)	(2,921)	(10,325)
MSR provision for repurchases	270	(707)	(708)	977	1
MSR income before the effect of changes in interest rates and other assumptions	13,281	14,239	8,206	(958)	6,033
Changes in fair value of MSR from interest rates and other assumptions (1)	(14,512)	(5,453)	(12,467)	(9,059)	7,014
Changes in fair value of associated derivatives	15,584	(12,708)	—	28,292	(12,708)
Total net effect of changes in assumptions and rates	1,072	(18,161)	(12,467)	19,233	(5,694)
MSR Income (Loss), Net	$14,353	$(3,922)	$(4,261)	$18,275	$339

(1)	Primarily reflects changes in prepayment assumptions on our MSRs due to changes in benchmark interest rates.
MSR income before the effect of changes in interest rates and other assumptions was consistent in 2015 and 2016 as the average balances of loans serviced each of these years were relatively consistent, and was lower in 2014 due to a lower average balance of loans serviced that year. The net effect to MSR income in 2016 from changes in assumptions and rates was minimal and reflected the net impact of changes in the value of MSRs and their associated hedges during that period, which were primarily driven by changes in market interest rates.
The net MSR loss for 2015 primarily resulted from decreases in market interest rates during the first quarter of 2015, as we did not begin to identify specific derivatives for hedging MSRs until the second quarter of 2015. During the first quarter of 2015, we managed our exposure to market interest rate risk for our MSRs on an enterprise-wide basis and the associated hedging offset related to changes in market interest rates of positive $12 million during that quarter is presented as a component of Investment fair value changes, net on our consolidated income statements.
The net MSR loss for 2014 primarily resulted from decreases in market interest rates during 2014. As we managed our exposure to market interest rate risk for our MSRs on an enterprise-wide basis during all of 2014, the associated $12 million hedging offset related to changes in market interest rates during that year is presented as a component of Investment fair value changes, net on our consolidated income statements.
Realized Gains, net
During the years ended December 31, 2016, 2015, and 2014, we realized gains of $23 million, $36 million, and $14 million, primarily from the sale of $253 million, $366 million, and $440 million of AFS securities, respectively. Although we currently expect fewer portfolio sales and realized gains in 2017 relative to 2016, we will continue to be opportunistic in terms of portfolio sales.

Direct Operating Expenses and Provision for Income Taxes
The increase in operating expenses at our Residential Investments segment in both 2016 and 2015 was primarily attributable to higher personnel costs associated with the sourcing of MSRs on a flow basis and the management of MSR investments.
The provision for income taxes at our Residential Investments segment in 2016 resulted from GAAP income earned at our TRS associated with activities at this segment. In 2015, the benefit for income taxes resulted from a GAAP loss recorded at our TRS associated with activities at this segment.

Residential Loans Held-for-Investment Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the years ended December 31, 2016 and 2015.
Table 15 – Residential Loans Held-for-Investment at Redwood - Activity

	Years Ended December 31,
(In Thousands)	2016	2015
Fair value at beginning of period	$1,791,195	$581,668
Transfers between portfolios	1,007,389	1,401,541
Sales and principal repayments	(514,466)	(185,677)
Changes in fair value, net	(23,102)	(6,337)
Fair Value at End of Period	$2,261,016	$1,791,195
During 2016, we had net transfers of $1.01 billion of residential loans from our Residential Mortgage Banking segment to our Residential Investments segment. At December 31, 2016, $2.26 billion of loans were held by our FHLB-member subsidiary and financed with $2.00 billion of borrowings from the FHLBC. In connection with these borrowings, our FHLB-member subsidiary is required to hold $43 million of FHLB stock. At December 31, 2016, one of these loans was more than 90 days delinquent or in foreclosure.
At December 31, 2016, the weighted average maturity of these FHLB borrowings was approximately nine years and they had a weighted average cost of 0.64% per annum. This interest cost resets every 13 weeks and we seek to fix the interest cost of these FHLB borrowings over their weighted average maturity by using a combination of swaps, TBAs and other derivatives.
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

The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at December 31, 2016.
Table 16 – Characteristics of Residential Real Estate Loans Held-for-Investment at Fair Value

December 31, 2016
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$2,159,634	4.12%
Fixed - 15, 20, & 25 year	63,906	3.61%
Hybrid	10,257	3.83%
Total Outstanding Principal	$2,233,797
The outstanding loans held-for-investment at Redwood at December 31, 2016 were prime-quality, first lien loans, of which 94% were originated between 2013 and 2016 and 6% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 773 (at origination) and the weighted average loan-to-value ("LTV") ratio was 65% (at origination). At December 31, 2016, one of these loans was greater than 90 days delinquent and none of these loans were in foreclosure.

Residential Securities Portfolio
The following table sets forth real estate securities activity by collateral type in our Residential Investments segment for the years ended December 31, 2016 and 2015.
Table 17 – Residential Securities Activity by Collateral Type

Year Ended December 31, 2016	Senior	Re-REMIC(1)	Subordinate	Total
(In Thousands)
Beginning fair value	$336,595	$165,064	$526,512	$1,028,171
Transfers (2)	76,947	(76,947)	—	—
Acquisitions
Sequoia securities	—	—	10,606	10,606
Third-party securities	4,943	—	227,248	232,191
Sales
Sequoia securities	(21,016)	—	(51,034)	(72,050)
Third-party securities	(186,960)	—	(41,486)	(228,446)
Gains on sales and calls, net	16,008	—	6,507	22,515
Effect of principal payments (3)	(28,200)	(6,758)	(32,894)	(67,852)
Change in fair value, net	(24,704)	4,120	22,118	1,534
Ending Fair Value	$173,613	$85,479	$667,577	$926,669

Year Ended December 31, 2015	Senior	Re-REMIC(1)	Subordinate	Total
(In Thousands)
Beginning fair value	$495,508	$168,347	$621,573	$1,285,428
Transfers (2)	65,809	—	—	65,809
Acquisitions
Sequoia securities	35,074	—	17,980	53,054
Third-party securities	9,649	—	161,538	171,187
Sales
Sequoia securities	(47,738)	—	(212,145)	(259,883)
Third-party securities	(110,124)	(1,170)	(64,697)	(175,991)
Gains on sales and calls, net	14,998	—	21,371	36,369
Effect of principal payments (3)	(97,774)	(518)	(19,446)	(117,738)
Change in fair value, net	(28,807)	(1,595)	338	(30,064)
Ending Fair Value	$336,595	$165,064	$526,512	$1,028,171

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior RMBS.

(2)
In 2016, certain Re-REMIC securities we held were exchanged for the underlying senior securities. In 2015, we transferred certain securities from our Residential Mortgage Banking segment into this segment.

(3)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

At December 31, 2016, our residential securities consisted of fixed-rate assets (72%), adjustable-rate assets (15%), hybrid assets that reset within the next year (10%), and hybrid assets that reset between 12 and 36 months (3%).
The following table presents the fair value of our residential securities that were financed with repurchase debt at December 31, 2016.
Table 18 – Residential Securities Financed with Repurchase Debt

December 31, 2016	Residential Securities	Repurchase Debt	Allocated Capital	Weighted Average Price(1)	Financing Haircut(2)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Senior	$52,569	$(45,068)	$7,501	$93	14%
Mezzanine	310,126	(260,927)	49,199	97	16%
Total	$362,695	$(305,995)	$56,700	97	16%

(1)	GAAP fair value per $100 of principal.

(2)	Allocated capital divided by GAAP fair value.
We directly finance our holdings of residential securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. At December 31, 2016, we had short-term debt incurred through repurchase facilities of $306 million, which was secured by $363 million of residential real estate securities. The remaining $564 million of these securities were financed with capital. Our repo borrowings were made under facilities with seven different counterparties, and the weighted average cost of funds for these facilities during the fourth quarter of 2016 was approximately 1.86% per annum. At December 31, 2016, the securities we financed through repurchase facilities had no material credit issues. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.
The majority of the $53 million of senior securities noted in the table above are supported by seasoned residential loans originated prior to 2008. The $310 million of mezzanine securities financed through repurchase facilities at December 31, 2016, carry investment grade credit ratings and are supported by residential loans originated between 2012 and 2016. The loans underlying these securities have experienced minimal delinquencies to date.

The following table presents real estate securities at December 31, 2016 and December 31, 2015, categorized by portfolio vintage (the years the securities were issued), by priority of cash flows (senior, re-REMIC, and subordinate), and by quality of underlying loans (prime and non-prime). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 19 – Residential Securities by Vintage and as a Percentage of Total Securities

	Sequoia 2012-2016	Third Party 2013-2016	Agency CRT 2013-2016	Third Party 2006-2008	Third Party <=2005	Total Securities	% of Total Securities
December 31, 2016
(Dollars in Thousands)
Senior
Prime	$26,618	$2,919	$2,692	$80,538	$48,306	$161,073	18%
Non-prime	—	—	—	108	12,432	12,540	1%
Total Senior	26,618	2,919	2,692	80,646	60,738	173,613	19%
Re-REMIC	—	—	—	28,454	57,025	85,479	9%
Subordinate
Prime Mezzanine (1)	136,007	144,710	34,680	—	—	315,397	34%
Prime Subordinate (2)	113,310	64,450	152,126	527	21,767	352,180	38%
Total Subordinate	249,317	209,160	186,806	527	21,767	667,577	72%
Total Securities	$275,935	$212,079	$189,498	$109,627	$139,530	$926,669	100%

	Sequoia 2012-2015	Third Party 2012-2015	Agency CRT 2013-2015	Third Party 2006-2008	Third Party <=2005	Total Securities	% of Total Securities
December 31, 2015
(Dollars in Thousands)
Senior
Prime	$51,563	$—	$—	$36,358	$174,635	$262,556	26%
Non-prime	—	—	—	133	73,906	74,039	7%
Total Senior	51,563	—	—	36,491	248,541	336,595	33%
Re-REMIC	—	—	—	108,594	56,470	165,064	16%
Subordinate
Prime Mezzanine (1)	185,993	127,233	34,976	—	—	348,202	34%
Prime Subordinate (2)	96,849	35,361	13,244	812	32,044	178,310	17%
Total Subordinate	282,842	162,594	48,220	812	32,044	526,512	51%
Total Securities	$334,405	$162,594	$48,220	$145,897	$337,055	$1,028,171	100%

(1)	Prime mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

(2)	Subordinate securities include less than $1 million of non-prime securities at both December 31, 2016 and December 31, 2015.

The following tables present the components of the interest income we earned on AFS securities for the years ended December 31, 2016, 2015, and 2014.
Table 20 – Interest Income — Residential AFS Securities

Year Ended December 31, 2016					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$4,636	$6,055	$10,691	$118,617	3.91%	5.10%	9.01%
Re-REMIC	6,619	11,765	18,384	103,762	6.38%	11.34%	17.72%
Subordinate
Mezzanine	7,260	2,686	9,946	184,602	3.93%	1.46%	5.39%
Subordinate	9,621	5,747	15,368	123,376	7.80%	4.66%	12.46%
Total AFS Securities	$28,136	$26,253	$54,389	$530,357	5.31%	4.95%	10.26%

Year Ended December 31, 2015					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$13,633	$17,650	$31,283	$385,072	3.54%	4.58%	8.12%
Re-REMIC	8,648	9,200	17,848	104,414	8.28%	8.81%	17.09%
Subordinate
Mezzanine	11,466	3,519	14,985	283,049	4.05%	1.24%	5.29%
Subordinate	9,238	6,481	15,719	114,431	8.07%	5.66%	13.73%
Total AFS Securities	$42,985	$36,850	$79,835	$886,966	4.85%	4.15%	9.00%

Year Ended December 31, 2014					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$22,894	$25,554	$48,448	$676,399	3.38%	3.78%	7.16%
Re-REMIC	10,481	6,246	16,727	111,590	9.39%	5.60%	14.99%
Subordinate
Mezzanine	16,976	3,876	20,852	411,119	4.13%	0.94%	5.07%
Subordinate	9,412	7,159	16,571	109,265	8.61%	6.55%	15.16%
Total AFS Securities	$59,763	$42,835	$102,598	$1,308,373	4.57%	3.27%	7.84%

The following tables present the components of carrying value at December 31, 2016 and December 31, 2015 for our AFS residential securities.
Table 21 – Carrying Value of AFS Securities

December 31, 2016	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$148,862	$95,608	$456,359	$700,829
Credit reserve	(4,814)	(6,857)	(35,802)	(47,473)
Unamortized discount, net	(41,877)	(19,613)	(136,622)	(198,112)
Amortized cost	102,171	69,138	283,935	455,244
Gross unrealized gains	36,304	16,341	68,032	120,677
Gross unrealized losses	(1,929)	—	(1,240)	(3,169)
Carrying Value	$136,546	$85,479	$350,727	$572,752

December 31, 2015	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$293,196	$189,782	$490,249	$973,227
Credit reserve	(6,406)	(10,332)	(32,131)	(48,869)
Unamortized discount, net	(30,474)	(71,670)	(134,963)	(237,107)
Amortized cost	256,316	107,780	323,155	687,251
Gross unrealized gains	26,512	57,284	63,205	147,001
Gross unrealized losses	(3,577)	—	(1,430)	(5,007)
Carrying Value	$279,251	$165,064	$384,930	$829,245
We designate any amount of unpaid principal balance that we do not expect to receive and thus do not expect to earn or recover as a credit reserve on each security. Any remaining net unamortized discounts or premiums on the security are amortized into income over time using the effective yield method.
At December 31, 2016, credit reserves for our AFS securities totaled $47 million, or 6.8% of the principal balance of our residential securities, as compared to $49 million, or 5.0%, at December 31, 2015. During the year ended December 31, 2016, reductions in the credit reserve from realized losses, sales, and transfers out of credit reserve to accretable discount were partially offset by increases resulting from acquisitions and impairments. During the years ended December 31, 2016 and 2015, realized credit losses on our residential securities totaled $6 million and $9 million, respectively.

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

The following table provides the activity for MSRs by portfolio for the years ended December 31, 2016 and 2015.
Table 22 – MSR Activity by Portfolio

	Years Ended December 31,
	2016			2015
(In Thousands)	Jumbo	Conforming	Total MSRs	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$58,138	$133,838	$191,976	$57,992	$81,301	$139,293
Additions
MSRs retained from Sequoia securitizations	6,451	—	6,451	8,202	—	8,202
MSRs retained from third-party loan sales	177	3,380	3,557	352	55,954	56,306
Purchased MSRs	—	15,354	15,354	—	30,773	30,773
Sold MSRs	—	(62,440)	(62,440)	(132)	(18,074)	(18,206)
Market valuation adjustments	(4,763)	(31,609)	(36,372)	(8,276)	(16,116)	(24,392)
Balance at End of Period	$60,003	$58,523	$118,526	$58,138	$133,838	$191,976

During 2016, we invested $25 million in MSRs and sold MSRs with a fair value of $62 million.
The following table presents characteristics of the loans associated with our MSR investments at December 31, 2016.
Table 23 – Characteristics of MSR Investments Portfolio

	December 31, 2016
(Dollars In Thousands)	Jumbo	Conforming	Total
Unpaid principal balance	$5,467,169	$4,989,720	$10,456,889
Fair value of MSRs	$60,003	$58,523	$118,526
MSR values as percent of unpaid principal balance	1.10%	1.17%	1.13%
Gross cash yield (1)	0.25%	0.26%	0.26%
Number of loans	7,969	20,751	28,720
Average loan size	$686	$240	$364
Average coupon	3.97%	3.87%	3.92%
Average loan age (months)	34	24	29
Average original loan-to-value	67%	75%	71%
Average original FICO score	770	759	765
60+ day delinquencies	0.07%	0.35%	0.20%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the year ended December 31, 2016, by the weighted average notional balance of loans associated with MSRs we owned during that period.

As of December 31, 2016, nearly all of our MSRs were comprised of base MSRs and we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At both December 31, 2016 and 2015, we had $1 million of servicer advances outstanding related to our MSRs, which are presented in Other assets on our consolidated balance sheets.

Residential Mortgage Banking Segment
The following table presents the components of segment contribution for the Residential Mortgage Banking segment for the years ended December 31, 2016, 2015, and 2014.
Table 24 – Residential Mortgage Banking Segment Contribution

	Years Ended December 31,			Changes
(In Thousands)	2016	2015	2014	'16/'15	'15/'14
Interest income
Loans	$33,089	$47,222	$38,680	$(14,133)	$8,542
Sequoia securities	572	5,038	19,592	(4,466)	(14,554)
Total interest income	33,661	52,260	58,272	(18,599)	(6,012)
Interest expense	(14,191)	(17,207)	(12,776)	3,016	(4,431)
Net interest income	19,470	35,053	45,496	(15,583)	(10,443)
Mortgage banking activities, net	40,753	8,268	21,554	32,485	(13,286)
Direct operating expenses	(23,252)	(43,182)	(37,664)	19,930	(5,518)
Segment contribution before income taxes	36,971	139	29,386	36,832	(29,247)
(Provision for) benefit from income taxes	(1,860)	4,169	(1,774)	(6,029)	5,943
Segment Contribution	$35,111	$4,308	$27,612	$30,803	$(23,304)

The following tables provide the activity of unsecuritized residential loans during the years ended December 31, 2016 and 2015.
Table 25 – Residential Loans Held-for-Sale — Activity

	Years Ended December 31,
	2016			2015
(In Thousands)	Jumbo	Conforming	Total	Jumbo	Conforming	Total
Balance at beginning of period	$985,919	$129,819	$1,115,738	$1,097,805	$244,714	$1,342,519
Acquisitions	4,747,564	197,860	4,945,424	5,140,362	5,335,388	10,475,750
Sales	(3,813,538)	(329,620)	(4,143,158)	(3,862,155)	(5,454,215)	(9,316,370)
Transfers between portfolios (1)	(1,007,389)	—	(1,007,389)	(1,309,919)	—	(1,309,919)
Principal repayments	(80,838)	(84)	(80,922)	(77,463)	(2,490)	(79,953)
Changes in fair value, net	3,681	2,025	5,706	(2,711)	6,422	3,711
Balance at End of Period	$835,399	$—	$835,399	$985,919	$129,819	$1,115,738

(1)	Represents the net transfers of loans out of our Residential Mortgage Banking segment into our Residential Investments segment and their reclassification from held-for-sale to held-for-investment.

The following table provides the activity of our retained Sequoia securities held in this segment for the years ended December 31, 2016, and 2015.
Table 26 – Sequoia Securities Activity (1)

	Years Ended December 31,
(In Thousands)	2016	2015
Beginning fair value	$197,007	$93,802
Transfers between portfolios	—	(65,809)
Acquisitions	—	201,041
Sales	(195,107)	(13,588)
Effect of principal payments (2)	(3,403)	(3,261)
Change in fair value, net	1,503	(15,178)
Ending Fair Value	$—	$197,007

(1)
Prior to the second quarter of 2015, this segment included Sequoia securities that were used in part to mitigate certain risks related to interest rate movements on our residential loan pipeline. During the second quarter of 2015, we transferred all then outstanding Sequoia securities from our Residential Mortgage Banking segment to our Residential Investments segment. In addition, in the fourth quarter of 2015, we retained senior securities from a Sequoia securitization we sponsored that quarter, which we subsequently sold during the first quarter of 2016.

(2)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

Overview
During the year ended December 31, 2016, we purchased $4.75 billion of predominately prime residential jumbo loans, sold $2.75 billion of jumbo loans to third parties and securitized $1.07 billion through our Sequoia platform. In addition, we had net transfers of $1.01 billion of loans to our Residential Investments segment and financed them with borrowings from the FHLBC. Our pipeline of loans identified for purchase at December 31, 2016, included $938 million of jumbo loans. We substantially completed the wind-down of our conforming mortgage banking activities during the first quarter of 2016, having sold nearly all of our conforming loans and completed significant reductions in our headcount at this segment.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At December 31, 2016, we had $486 million of warehouse debt outstanding to fund our residential loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the fourth quarter of 2016 was 2.27% per annum. Our warehouse capacity at December 31, 2016 totaled $1.33 billion across four separate counterparties, which should continue to provide sufficient liquidity to fund our residential mortgage banking operations in the near-term.
The increase in segment contribution from Residential Mortgage Banking for 2016 primarily resulted from an increase in income from mortgage banking activities resulting from higher loan sale margins as compared to 2015. Also contributing to the increase in segment contribution was a reduction in direct operating expenses from the restructuring of our conforming loan mortgage banking operations during the first quarter of 2016. All severance and related charges from the restructuring of our conforming mortgage banking operations were included in Corporate/Other for segment reporting purposes.
The decrease in segment contribution from Residential Mortgage Banking for 2015 primarily resulted from a decrease in income from mortgage banking activities resulting from lower loan sale margins as compared to 2014, as well as the transfer of Sequoia securities out of this segment during the second quarter of 2015, which reduced net interest income. Also contributing to the decrease in segment contribution was an increase in direct operating expenses, primarily resulting from higher personnel costs as we increased our internal and external resources in the first half of 2015 to manage the increase in loan acquisition volume during that time.
At December 31, 2016, we had 406 loan sellers, including 198 jumbo sellers and 208 sellers from various FHLB districts participating in the MPF Direct program, up from 330 loan sellers at the end of 2015.

Net Interest Income
Net interest income from residential mortgage banking is primarily comprised of interest income earned on residential loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on our consolidated balance sheets. Prior to their transfer in the second quarter of 2015, net interest income included interest income from Sequoia securities that were used in part to mitigate certain risks related to interest rate movements on our residential loan pipeline.
In 2016, the $16 million decrease in net interest income was primarily due to lower average balances of conforming loans that year, which resulted from the wind-down of conforming loan purchases and sales during the first quarter of 2016. In addition, interest income decreased as a result of the transfer of the Sequoia securities discussed above.
In 2015, the $6 million decrease in net interest income was primarily due to the transfer of Sequoia securities discussed above. This decrease was partially offset by higher net interest income from loans, which resulted from higher average balances of loans outstanding during 2015 as compared to 2014.
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
Table 27 – Components of Residential Mortgage Banking Activities, Net

	Years Ended December 31,			Changes
(In Thousands)	2016	2015	2014	'16/'15	'15/'14
Changes in fair value of:
Residential loans, at fair value (1)	$31,399	$53,946	$65,202	$(22,547)	$(11,256)
Sequoia securities	1,455	(15,261)	(23,839)	16,716	8,578
Risk management derivatives (2)	5,696	(34,457)	(23,277)	40,153	(11,180)
Other income, net (3)	2,203	4,040	3,468	(1,837)	572
Total Residential Mortgage Banking Activities, Net	$40,753	$8,268	$21,554	$32,485	$(13,286)

(1)	Includes changes in fair value for loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.
The increase in mortgage banking activities, net in 2016 was primarily due to higher jumbo gross margins during 2016 on similar volume as compared to the prior year. For 2016, we exceeded our long-term expectations for gross margins, which benefited from favorable hedge rebalancing during the year. The decreases in income from mortgage banking activities in 2015 primarily resulted from a decrease in loan sale margins on our jumbo loans during 2015.

At December 31, 2016, we had a repurchase reserve of $4 million outstanding related to residential loans sold through this segment. For the years ended December 31, 2016 and 2015, we recorded $1 million of reversal of provision for repurchases and $2 million of provision for repurchases, respectively, that was included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at December 31, 2016.
Table 28 – Characteristics of Residential Loans Held-for-Sale

December 31, 2016	Principal Value	Weighted Average Coupon
(Dollars in Thousands)
First Lien Prime
Fixed - 30 year	$650,223	4.01%
Fixed - 15, 20, & 25 year	38,106	3.42%
Hybrid	143,481	3.34%
Total Outstanding Principal	$831,810

Operating Expenses and Taxes
The $20 million decrease in operating expenses in 2016 at this segment was primarily attributable to the restructuring of our conforming loan mortgage banking operations during the first quarter of 2016. All severance and related charges from the restructuring of our conforming mortgage banking operations were included in Corporate/Other for segment reporting purposes. Our 2016 operating expenses primarily include costs associated with the underwriting, purchase and sale of jumbo residential loans.
The $6 million increase in operating expenses in 2015 primarily resulted from higher personnel costs as we increased our internal and external resources in the first half of 2015 to manage the increase in loan acquisition volume during that time.
All residential mortgage banking activities are performed at our taxable REIT subsidiary and the provision for income taxes is generally correlated to the amount of this segment's contribution before income taxes in relation to the TRS's overall GAAP income and associated tax provision. For 2016, the tax provision at our TRS was reduced as the result of our releasing valuation allowance previously maintained on certain net deferred tax assets. Going forward, we currently expect tax provisions at this segment to be higher relative to its segment contribution before income taxes than they were in 2016.

Commercial Segment
The following table presents the components of segment contribution for the Commercial segment for the years ended December 31, 2016 and 2015.
Table 29 – Commercial Segment Contribution

	Years Ended December 31,			Changes
(In Thousands)	2016	2015	2014	'16/'15	'15/'14
Interest income	$32,780	$46,933	$47,567	$(14,153)	$(634)
Interest expense	(5,001)	(13,809)	(15,836)	8,808	2,027
Net interest income	27,779	33,124	31,731	(5,345)	1,393
Reversal of (provision for) loan losses	7,102	355	(84)	6,747	439
Mortgage banking activities, net	(2,062)	2,704	13,440	(4,766)	(10,736)
Investment fair value changes, net	2,578	—	—	2,578	—
Other income	268	—	—	268	—
Realized gains, net	5,201	—	—	5,201	—
Direct operating expenses	(2,731)	(11,331)	(11,324)	8,600	(7)
Segment contribution before income taxes	38,135	24,852	33,763	13,283	(8,911)
Benefit from (provision for) income taxes	—	1,452	(234)	(1,452)	1,686
Total Segment Contribution	$38,135	$26,304	$33,529	$11,831	$(7,225)
The following table provides the activity of commercial loans during the years ended December 31, 2016 and 2015.
Table 30 – Commercial Loans — Activity

	Years Ended December 31,
	2016		2015
(In Thousands)	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Balance at beginning of period	$39,141	$363,506	$166,234	$400,693
Originations/acquisitions	37,625	—	617,518	22,218
Sales	(366,486)	—	(754,691)	—
Transfers between portfolios	302,580	(302,580)	—	—
Principal repayments	(15,864)	(70,529)	(185)	(57,496)
Discount amortization	—	330	—	747
Reversal of provision for loan losses	—	7,102	—	355
Changes in fair value, net	5,704	2,171	10,265	(3,011)
Balance at End of Period	$2,700	$—	$39,141	$363,506

Overview
During the first quarter of 2016, we sold all of our remaining commercial senior loans, completed significant reductions in our headcount at this segment, and substantially completed the wind-down of our commercial mortgage banking activities. During the second half of 2016, we sold the majority of our commercial mezzanine loan portfolio. We expect to deploy the proceeds from these loans sales towards residential and multi-family investments in 2017. During 2016, substantially all of the income from this segment was derived from our commercial mezzanine loans, prior to their sale.
At December 31, 2016, our commercial investments had a carrying value of $97 million, and included $92 million of primarily multi-family commercial mortgage-backed securities, and a $3 million commercial loan held-for-sale.

The $12 million increase in commercial segment contribution in 2016 was primarily due to realized gains and reversal of provision of loan losses that resulted from the disposition of our mezzanine loan portfolio, as well as a reduction in operating expenses resulting from the wind-down of our commercial mortgage banking activities, as discussed above. The $7 million decline in segment contribution from Commercial during 2015 was primarily due to lower income from mortgage banking activities that resulted from lower origination volume and profit margins during 2015.
Net Interest Income
The following table presents net interest income by asset type for the years ended December 31, 2016, 2015, and 2014.
Table 31 – Commercial Loans and Securities - Net Interest Income

	Years Ended December 31,			Changes
(In Thousands)	2016	2015	2014	'16/'15	'15/'14
Senior loans held-for-sale	$356	$2,404	$4,324	$(2,048)	$(1,920)
Mezzanine loans	25,168	30,720	27,407	(5,552)	3,313
Trading securities	2,255	—	—	2,255	—
Net Interest Income	$27,779	$33,124	$31,731	$(7,600)	$1,393
The $8 million decrease in net interest income during 2016 was primarily due to a decline in the average balances of our commercial senior and mezzanine loans. These declines were partially offset by income from investments in multi-family and commercial securities made in 2016. The $1 million increase in net interest income during 2015 was primarily due to a higher average yield on commercial mezzanine loans, as we received yield maintenance interest from the prepayment of loans during 2015.
Reversal of Provision for Loan Losses
The reversal of provision for loan losses in 2016 was primarily due to the reclassification of most of our commercial mezzanine loans to held-for-sale classification at the lower of cost or market in the second quarter of 2016, whereby we determined an allowance was no longer required for the loans.
Mortgage Banking Activities, Net
Income from commercial mortgage banking activities includes changes in the fair value of senior commercial loans held-for-sale and of derivatives used to hedge these loans while they are being accumulated for sale to the CMBS market. The following table presents commercial mortgage banking activities for the years ended December 31, 2016, 2015, and 2014.
Table 32 – Components of Commercial Mortgage Banking Activities, Net

	Years Ended December 31,			Changes
(In Thousands)	2016	2015	2014	'16/'15	'15/'14
Changes in fair value of:
Commercial loans held-for sale	$433	$10,265	$20,789	$(9,832)	$(10,524)
Risk management derivatives	(2,538)	(8,011)	(7,890)	5,473	(121)
Other fee income	43	450	541	(407)	(91)
Total Mortgage Banking Activities, Net	$(2,062)	$2,704	$13,440	$(4,766)	$(10,736)
The decreases in commercial mortgage banking activities in 2016 and 2015 were primarily due to lower loan sale profit margins experienced in each consecutive year, as well as lower loan origination volumes in 2015 as compared to 2014. In addition, the decrease in mortgage banking activities in 2016 resulted from the wind-down of our commercial mortgage banking activities, as discussed above.
Investment Fair Value Changes
The increase in Investment fair value changes, net in 2016 was primarily due to the benefit from spread tightening on our multi-family securities during 2016.

Realized Gains, net
The increase in Realized gains, net in 2016 resulted from the sale of our commercial mezzanine loan portfolio in the second half of 2016.
Direct Operating Expenses and Taxes
The decrease in operating expenses in 2016 at this segment was primarily attributable to the restructuring of our commercial mortgage banking operations during the first quarter of 2016. All severance and related charges from the restructuring of these operations were included in Corporate/Other for segment reporting purposes. Our 2016 operating expenses primarily included costs associated with the management and sale of our commercial mezzanine loan portfolio.
Within this segment, commercial mortgage banking activities are performed at a taxable REIT subsidiary of ours, whereas our commercial investments are generally held at the REIT. As such, income taxes allocated to this segment are primarily affected by the amount of commercial mortgage banking income earned each period.
Results of Consolidated Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations in accordance with GAAP provisions for collateralized financing entities. At December 31, 2016, the estimated fair value of our investments in the consolidated Sequoia entities was $24 million.
The following tables present the statements of income for the years ended December 31, 2016, 2015, and 2014 and the balance sheets of the consolidated Sequoia entities as of December 31, 2016 and December 31, 2015. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 33 – Consolidated Sequoia Entities Statements of Income

	Years Ended December 31,			Changes
(In Thousands)	2016	2015	2014	'16/'15	'15/'14
Interest income	$19,537	$24,814	$25,786	$(5,277)	$(972)
Interest expense	(13,103)	(15,646)	(20,844)	2,543	5,198
Net interest income	6,434	9,168	4,942	(2,734)	4,226
Reversal of provision for loan losses	—	—	(877)	—	877
Investment fair value changes, net	(4,200)	(1,192)	(894)	(3,008)	(298)
Realized gains	—	—	1,701	—	(1,701)
Operating expenses	—	—	(165)	—	165
Net Income from Consolidated Sequoia Entities	$2,234	$7,976	$4,707	$(5,742)	$3,269

Table 34 – Consolidated Sequoia Entities Balance Sheets

(In Thousands)	December 31, 2016	December 31, 2015
Residential loans held for investment, at fair value	$791,636	$1,021,870
Other assets	6,681	6,254
Total Assets	$798,317	$1,028,124
Other liabilities	$518	$655
Asset-backed securities issued, at fair value	773,462	996,820
Total liabilities	773,980	997,475
Equity (fair value of Redwood's retained investments in entities)	24,337	30,649
Total Liabilities and Equity	$798,317	$1,028,124

Net Interest Income at Consolidated Sequoia Entities
The decrease in net interest income in 2016 was primarily due to decreasing average balances of loans at consolidated Sequoia entities, resulting from continued paydowns. These declines were partially offset by lower interest expense, as the associated ABS issued balances also declined.
Despite a lower average loan balance during 2015 as compared to 2014, net interest income increased in 2015, primarily due to premium amortization that was recorded during 2014. As a result of the adoption of ASU 2014-13 on January 1, 2015, all unamortized premium was eliminated and did not affect interest income in 2015.
Investment Fair Value Changes, net at Consolidated Sequoia Entities

Investment fair value changes, net at consolidated Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities, which netted together represent the change in value of our retained investments in the consolidated Sequoia entities. As such, the periodic change in the fair value of the consolidated assets and liabilities, represents the change in value of our retained investments in the consolidated Sequoia entities. The decrease in market value during 2016 was primarily driven by a reduction in the basis of our retained IO securities from the receipt of payments during that period.
Residential Loans at Consolidated Sequoia Entities
The following table provides details of residential loan activity at consolidated Sequoia entities for the years ended December 31, 2016 and 2015.
Table 35 – Residential Loans at Consolidated Sequoia Entities — Activity

	Years Ended December 31,
(In Thousands)	2016	2015
Balance at beginning of period	$1,021,870	$1,474,386
ASU 2014-13 election adjustment (1)	—	(103,649)
Adjusted beginning balance	1,021,870	1,370,737
Principal repayments	(197,407)	(258,876)
Transfers to REO	(11,566)	(5,792)
Transfers between portfolios (2)	—	(91,622)
Deconsolidation adjustments	(6,871)	—
Changes in fair value, net	(14,390)	7,423
Balance at End of Period	$791,636	$1,021,870

(1)
On January 1, 2015, we adopted ASU 2014-13 and began to account for residential loans held-for-investment and asset backed securities issued at consolidated Sequoia entities at fair value. See Note 3 — Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

(2)	During the fourth quarter of 2015, we exercised our rights to call three consolidated Sequoia entities.

Characteristics of Loans at Consolidated Sequoia Entities
The following table highlights unpaid principal balances for loans at consolidated Sequoia entities by product type at December 31, 2016.
Table 36 – Characteristics of Loans at Consolidated Sequoia Entities

December 31, 2016
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
First Lien
ARM	$869,290	2.12%
Hybrid (1)	17,691	3.03%
Total Outstanding Principal	$886,981

(1)	All of these loans have reached the initial interest rate reset date and are currently adjustable rate mortgages.
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise nearly all of the loans in the consolidated Sequoia entities and were primarily originated in 2006 or prior. All of the $18 million of hybrid loans held at consolidated Sequoia entities at December 31, 2016 had reset in 2010, and now act as ARM loans. For outstanding loans at consolidated Sequoia entities at December 31, 2016, the weighted average FICO score of borrowers backing these loans was 728 (at origination) and the weighted average original LTV ratio was 66% (at origination). At December 31, 2016 and December 31, 2015, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $19 million and $27 million, respectively, and the unpaid principal balance of loans in foreclosure was $11 million and $32 million, respectively.
Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the years ended December 31, 2016, 2015, and 2014. For each of these periods, we had no undistributed REIT taxable income.
Table 37 – Taxable Income

	Years Ended December 31,
(In Thousands except per Share Data)	2016 est. (1)	2015	2014
REIT taxable income	$97,278	$85,685	$63,989
Taxable REIT subsidiary income (loss)	68,072	(42,034)	(18,242)
Total Taxable Income	$165,350	$43,651	$45,747

REIT taxable income per share	$1.27	$1.05	$0.77
Total taxable income per share	$2.15	$0.55	$0.55

Distributions to shareholders	$86,240	$92,493	$92,935
Distributions to shareholders per share	$1.12	$1.12	$1.12

(1)	Our tax results for the year ended December 31, 2016 are estimates until we file tax returns for 2016.

Tax Provision under GAAP
For the years ended December 31, 2016, 2015, and 2014, we recorded a tax provision of $4 million, a tax benefit of $10 million, and a tax provision of $1 million, respectively. Our tax provision or benefit is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. Therefore, the change in tax provision each year is primarily driven by the amount of GAAP income or loss generated at our TRS, which is primarily derived from mortgage banking activities, mortgage servicing income, and certain hedging activities.
For 2016, approximately half of the tax provision represents a deferred tax provision while the other half represents a current corporate level tax liability that primarily resulted from alternative minimum tax. The income earned at our TRS does not affect the tax characterization of our 2016 dividends.
The 2016 tax provision for GAAP benefited from the release of the valuation allowance we held against our federal net deferred tax assets. GAAP income at our TRS in 2016 contributed to the creation of net federal ordinary and capital deferred tax liabilities, which allowed us to reverse the allowance. As we continue to maintain valuation allowances on net state deferred tax assets, we currently expect the effective tax rate at our TRS to increase in 2017 and move closer to the federal statutory rate.
Taxable Income Distribution Requirement
As a REIT, we are required to distribute at least 90% of our taxable income, after the application of federal net operating loss carryforwards (“NOLs”), to our shareholders. For 2016, our estimated REIT taxable income of $97 million exceeded our available NOLs by $27 million, and therefore our minimum dividend distribution requirement was $25 million. The following table details our federal NOLs and capital loss carryforwards available as of December 31, 2016.
Table 38 - Federal Net Operating and Capital Loss Carryforwards

	Loss Carryforward Expiration by Period
	1 to 3	3 to 5	5 to 15	After 15
(In Thousands)	Years	Years	Years	Years	Total
REIT Loss Carryforwards
Net operating loss	$—	$—	$—	$(58,782)	$(58,782)
Capital loss	(121,468)	—	—	—	(121,468)
Total REIT Loss Carryforwards	$(121,468)	$—	$—	$(58,782)	$(180,250)

TRS Loss Carryforwards
Net operating loss	$—	$—	$—	$(28,050)	$(28,050)
Capital loss	(3,820)	(2,895)	—	—	(6,715)
Total TRS Loss Carryforwards	$(3,820)	$(2,895)	$—	$(28,050)	$(34,765)

At December 31, 2015, we maintained $70 million of NOLs at the REIT level. In order to utilize these carryforwards, taxable income must exceed our dividend distributions. During 2016, we distributed $86 million to shareholders, which was less than our estimated taxable income of $97 million. We therefore expect to report REIT taxable income on our 2016 federal income tax return after the application of a dividends paid deduction. As a result, we expect $11 million of our federal NOLs at the REIT level to be utilized in 2016. Federal NOLs at the REIT level do not expire until 2029. Federal NOLs at the TRS level expire between 2030 and 2035.
Federal capital loss carryforwards of $121 million and $7 million at the REIT and TRS, respectively, will expire between 2017 and 2020. In order to utilize these carryforwards, the respective entities must recognize capital gains in excess of capital losses before the expiration dates. Utilization of capital loss carryforwards by the REIT reduces the REIT’s taxable income and distribution requirement. Capital loss carryforwards do not reduce the taxability of dividends to shareholders.

Tax Characteristics of Distributions to Shareholders
For the year ended December 31, 2016, we declared and distributed four regular quarterly dividends totaling $86 million ($1.12 per share). Under the federal income tax rules applicable to REITs, the taxable portion of any distribution to shareholders is determined by (i) taxable income of the REIT, exclusive of the dividends paid deduction and NOLs; and (ii) net capital gains recognized by the REIT, exclusive of capital loss carryforwards.
Our 2016 dividend distributions are expected to be characterized for income tax purposes as 100% ordinary income. Thus, we expect all $86 million of our 2016 dividend distributions to be characterized as ordinary income to shareholders, as the taxable income and net capital gains we generated in 2016 prior to the application of a dividends paid deduction, NOLs, and capital loss carryforwards in accordance with federal income tax rules, exceeded our 2016 distributions. While the REIT earned net capital gains in 2016, none of the 2016 dividend distributions are expected to be characterized as long-term capital gains. Under the federal income tax rules applicable to REITs, capital loss carryforwards offset the 2016 capital gains when determining the characterization of ordinary versus long-term capital gain dividend distributions.
In December 2016, our board of directors announced its intention to pay a regular dividend of $0.28 per share each quarter in 2017.
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
The tax basis in assets and liabilities at the REIT was $3.85 billion and $2.76 billion, respectively, at December 31, 2016. The GAAP basis in assets and liabilities at the REIT was $4.55 billion and $3.41 billion, respectively, at December 31, 2016. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.

The tables below reconcile our estimated total taxable income to our GAAP income for the years ended December 31, 2016, 2015, and 2014.
Table 39 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Year Ended December 31, 2016
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$200,094	$32,903	$232,997	$246,355	$(13,358)
Interest expense	(48,534)	(27,862)	(76,396)	(88,528)	12,132
Net interest income	151,560	5,041	156,601	157,827	(1,226)
Reversal of provision for loan losses	—	—	—	7,102	(7,102)
Realized credit losses	(7,989)	—	(7,989)	—	(7,989)
Mortgage banking activities, net	—	26,459	26,459	38,691	(12,232)
MSR income (loss), net	—	86,638	86,638	14,353	72,285
Investment fair value changes, net	(2,277)	(8,133)	(10,410)	(28,574)	18,164
Operating expenses	(45,373)	(43,465)	(88,838)	(88,786)	(52)
Other income	1,386	1,374	2,760	6,338	(3,578)
Realized gains, net	—	284	284	28,009	(27,725)
Benefit from (provision for) income taxes	(29)	(126)	(155)	(3,708)	3,553
Net Income	$97,278	$68,072	$165,350	$131,252	$34,098

Income per basic common share	$1.27	$0.88	$2.15	$1.54	$0.61

	Year Ended December 31, 2015
(In Thousands, except per Share Data)	REIT	TRS	Total Tax	GAAP	Differences
Interest income	$187,146	$39,987	$227,133	$259,432	$(32,299)
Interest expense	(43,485)	(36,345)	(79,830)	(95,883)	16,053
Net interest income	143,661	3,642	147,303	163,549	(16,246)
Reversal of provision for loan losses	—	—	—	355	(355)
Realized credit losses	(8,645)	—	(8,645)	—	(8,645)
Mortgage banking activities, net	—	(24,637)	(24,637)	10,972	(35,609)
MSR income (loss), net	—	33,669	33,669	(3,922)	37,591
Investment fair value changes, net	(390)	(2,437)	(2,827)	(21,357)	18,530
Operating expenses	(49,304)	(53,932)	(103,236)	(97,416)	(5,820)
Other income	403	1,771	2,174	3,192	(1,018)
Realized gains, net	—	—	—	36,369	(36,369)
Benefit from (provision for) income taxes	(40)	(110)	(150)	10,346	(10,496)
Net Income (Loss)	$85,685	$(42,034)	$43,651	$102,088	$(58,437)

Income (loss) per basic common share	$1.05	$(0.50)	$0.55	$1.18	$(0.63)

	Year Ended December 31, 2014
(In Thousands, except per Share Data)	REIT	TRS	Total Tax	GAAP	Differences
Interest income	$164,136	$42,078	$206,214	$242,070	$(35,856)
Interest expense	(48,233)	(18,975)	(67,208)	(87,463)	20,255
Net interest income	115,903	23,103	139,006	154,607	(15,601)
Reversal of provision for loan losses	—	—	—	(961)	961
Realized credit losses	(6,734)	—	(6,734)	—	(6,734)
Mortgage banking activities, net	—	3,498	3,498	34,994	(31,496)
MSR income (loss), net	—	15,763	15,763	(4,261)	20,024
Investment fair value changes, net	—	—	—	(10,202)	10,202
Operating expenses	(45,122)	(52,313)	(97,435)	(90,123)	(7,312)
Other income (expense)	12	(8,231)	(8,219)	1,781	(10,000)
Realized gains, net	—	—	—	15,478	(15,478)
Benefit from (provision for) income taxes	(70)	(62)	(132)	(744)	612
Net Income (Loss)	$63,989	$(18,242)	$45,747	$100,569	$(54,822)

Income (loss) per share	$0.77	$(0.22)	$0.55	$1.15	$(0.60)
Potential Taxable Income Volatility
We expect period-to-period volatility in our estimated taxable income. A description of the factors that can cause this volatility is described below.
Credit Losses on Securities and Loans
To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. For GAAP purposes, we establish a credit reserve and only accrete the portion of the purchase discount we expect to realize into income and write-down securities that become impaired. Our income recognition is therefore faster for tax as compared to GAAP, especially in the early years of owning a security (when there are generally few credit losses). At December 31, 2016, the cumulative difference between the GAAP and tax amortized cost basis of our residential securities (excluding our investments in our consolidated securitization entities and IO securities) was $40 million.
As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. We anticipate that credit losses will continue to be a meaningful, but declining, factor for determining taxable income. Credit losses are based on our tax basis, which differs materially from our basis for GAAP purposes. We anticipate an additional $22 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project. At December 31, 2016, for GAAP we had a designated credit reserve of $47 million on our securities.
Our estimated total taxable income for the years ended December 31, 2016, 2015, and 2014 included $8 million, $9 million, and $7 million, respectively, in realized credit losses on investments.

Recognition of Gains and Losses on Sale
Since the computation of amortization and impairments on assets may differ for tax and GAAP, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At December 31, 2016, the REIT had an estimated $121 million in federal capital loss carryforwards that can be used to offset future capital gains over the next year. Since our intention is to generally make long-term investments, it is difficult to anticipate when sales may occur and, thus, when or whether we might exhaust these capital loss carryforwards. At December 31, 2016, we had an estimated $7 million in federal capital loss carryforwards at the TRS level. We anticipate selling appreciated securities within the capital loss carryforward period, and it is likely that the TRS will benefit from all of the capital loss carryforwards. As such, no valuation allowance was recorded against any portion of the corresponding deferred tax asset. However, our estimate could change in future periods and, to the extent we expect to utilize the capital loss carryforwards, we could record additional tax expense or benefit for GAAP.
Prepayments on Securities
We have retained certain IO securities since the time they were issued from Sequoia securitizations we sponsored. Our tax basis in these securities was $32 million at December 31, 2016. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. Currently, our tax basis is now below the fair values for these IOs in the aggregate. If a Sequoia securitization is called, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.
Prepayments also affect the taxable income recognition on other securities we own. For tax purposes, we are required to use particular prepayment assumptions for the remaining lives of each security. As actual prepayment speeds vary, the yield we recognize for tax purposes will be adjusted accordingly. Thus, to the extent actual prepayments differ from our long-term assumptions or vary from period to period, the yield recognized will also vary and this difference could be material.
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

Mortgage Servicing Rights
For GAAP purposes, we recognize MSRs through the direct acquisition of servicing rights from third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently sold to non-consolidated securitization entities or to third parties. For tax purposes, basis in our MSR assets is recognized through the direct acquisition of servicing rights from third parties, or to the extent that a retained MSR entitles us to receive a servicing fee in excess of so-called normal servicing (or the right to receive reasonable compensation for services to be performed under the mortgage serving contract). Tax basis in our normal MSR assets is not recognized when MSRs are retained from sales of loans to non-consolidated securitization entities or to third parties, thereby creating a favorable temporary GAAP to tax difference from sale of the loans. For the year ended December 31, 2016, we retained $12 million of MSRs from jumbo and conforming loan sales for which no tax basis was recognized. Additionally, in 2016, we purchased $15 million of MSRs associated with conforming loans where the initial tax basis was equal to the purchase price. No other tax basis in our MSR assets was recognized in 2016.
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
Periodic changes in the market values of MSRs are recorded through the income statement for GAAP purposes, but not for tax purposes. Only when MSRs are sold will a tax gain or loss be recognized. As tax basis is not recognized for retained MSRs and the rules for writing-off tax basis of purchased MSRs are restrictive, the tax gain from the sale of MSRs can be substantial. For the year ended December 31, 2016, we recognized a tax gain of $52 million from the sale of MSRs. Future sales of MSRs could result in significant tax gains.

LIQUIDITY AND CAPITAL RESOURCES
Summary
Our principal sources of cash consist of borrowings under mortgage loan warehouse facilities, securities repurchase agreements, payments of principal and interest we receive from our investment portfolios, and cash generated from our operating activities. Our most significant uses of cash are to purchase mortgage loans for our mortgage banking operations, to fund investments in residential loans, to purchase investment securities, to repay principal and interest on our warehouse facilities, repurchase agreements, and long-term debt, to make dividend payments on our capital stock, and to fund our operations.
Our total capital was $1.78 billion at December 31, 2016, and included $1.15 billion of equity capital and $628 million of the total $2.62 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $201 million of exchangeable debt due in 2019. At December 31, 2016, we held $213 million in cash and we estimate that our capital available for investments was approximately $270 million.
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. During the year ended December 31, 2016, we repurchased 839,130 common shares for $11 million, utilizing the remaining availability under this authorization.
In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2016, we repurchased 1,103,924 shares pursuant to this authorization for $14 million. At December 31, 2016, approximately $86 million of this current authorization remained available for the repurchases of shares of our common stock. Like other investments we may make, any repurchases of our common stock under this authorization would reduce our available capital described above.

While we believe our available capital is sufficient to fund our currently contemplated investment activities, we may raise capital from time to time to make long-term investments or for other purposes. To the extent we seek additional capital to fund our operations and investment activities, our approach to raising capital will continue to be based on what we believe to be in the best long-term interests of shareholders. Any future capital raising transaction could include the issuance of debt or equity securities under the shelf registration statement we currently have on file with the SEC or the issuance of similar or other types of securities in public or private offerings.
We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring debt under residential and commercial loan warehouse facilities, securities repurchase facilities, and other short- and long-term debt facilities and other risks relating to our use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities" and in Part I, Item 1A - Risk Factors of this Annual Report on Form 10-K.
Cash Flows and Liquidity for the Year Ended December 31, 2016
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in credit losses, prepayments, and interest rates. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $546 million in 2016. This amount was negative primarily due to the inclusion of the net cash utilized during the year from the purchase and sale of residential and commercial mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Cash flows for the year ended December 31, 2016 benefited from the restructuring of our conforming and commercial mortgage banking activities, whereby cash inflows from sales of loans associated with these activities during the first quarter of 2016 were not offset by ongoing outflows of cash as we discontinued the purchase of these types of loans. Excluding cash flows from the purchase, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $135 million in 2016, negative $46 million in 2015, and negative $30 million in 2014.
Additionally, cash flows from operating activities were reduced by the purchase of $9 million and $24 million of FHLBC stock in 2016 and 2015, respectively. Under our FHLB-member subsidiary’s borrowing agreement with the FHLBC, our subsidiary must purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances.
Cash Flows from Investing Activities
During 2016, our net cash provided by investing activities was $1.33 billion and primarily resulted from principal payments on loans held-for-investment at our consolidated Sequoia entities and at Redwood, proceeds from sales of loans (including our commercial mezzanine loan portfolio that was sold in the second half of 2016), and principal payments from, and proceeds from net sales of, real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any.
Because many of our investment securities are financed through repurchase agreements, a significant portion of the proceeds from any sales or principal payments of our investment securities would generally be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans at consolidated Sequoia entities (as detailed in the subsection titled "Residential Loans at Consolidated Sequoia Entities" in the Results of Operations section of this MD&A) would generally be used to repay ABS issued by those entities.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during 2016, 2015, and 2014, we had significant transfers of residential loans from held-for-sale to held-for-investment classification, and also retained MSRs and securities from Sequoia securitizations we sponsored, which represent non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During 2016, our net cash used in financing activities was $795 million. This net cash usage primarily resulted from $1.1 billion of net repayments on short-term debt, as we wound-down our conforming residential and commercial mortgage banking operations in the first quarter or 2016 and also de-levered our securities portfolio throughout the year. In addition, $261 million of cash was used to repay ABS issued (including $53 million used to repay our Commercial Securitization), $28 million of cash was used for stock repurchases, and $88 million was used to make dividend payments, representing a dividend of $1.12 per share. These cash outflows were primarily offset by $519 million of net borrowings from the FHLBC, fully utilizing the borrowing capacity from that arrangement to finance residential loans held-for-investment during 2016.
In December 2016, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2017. In February 2017, the Board of Directors declared a regular dividend of $0.28 per share for the first quarter of 2017, which is payable on March 31, 2017 to shareholders of record on March 16, 2017.
In accordance with the terms of outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.
Short-Term Debt
In the ordinary course of our business, we use recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At December 31, 2016, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $486 million (secured by residential loans with an aggregate fair value of $534 million) and a total uncommitted borrowing limit of $1.33 billion. In addition, at December 31, 2016, we had an aggregate outstanding short-term debt balance of $306 million under seven securities repurchase facilities, which were secured by securities with a fair market value of $363 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $8 million) at December 31, 2016. During 2016, the highest balance of our short-term debt outstanding was $1.87 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At December 31, 2016, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the year ended December 31, 2016, our FHLB-member subsidiary borrowed an additional $519 million under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At December 31, 2016, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 0.64% and a weighted average maturity of nine years. At December 31, 2016, accrued interest payable on these borrowings was $2 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.25 billion at December 31, 2016. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At December 31, 2016, our subsidiary held $43 million of FHLBC stock that is included in Other assets on our consolidated balance sheets.
Convertible Notes
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these exchangeable notes was approximately 6.6% per annum. During the year ended December 31, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At December 31, 2016, the outstanding principal amount of these notes was $201 million. At December 31, 2016, the accrued interest payable balance on this debt was $2 million.

In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these convertible notes was approximately 5.4% per annum. At December 31, 2016, the accrued interest payable balance on this debt was $4 million.
Trust Preferred Securities and Subordinated Notes
At December 31, 2016, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the debt is extinguished. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred securities issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.75% per annum. These swaps are accounted for as cash flow hedges with all interest recorded as a component of net interest income and other valuation changes recorded as a component of equity.
Commercial Secured Borrowings
Prior to the third quarter of 2016, we had approximately $63 million of commercial secured borrowings that resulted from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. During the third quarter of 2016, we sold our retained junior portions of the loans we had originally bifurcated from these senior loans and derecognized the secured borrowing liability and the associated senior portions of the loans from our consolidated balance sheet.
 Asset-Backed Securities
At December 31, 2016, there were $887 million (principal balance) of loans owned at consolidated Sequoia securitization entities, which were funded with $881 million (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsection titled "Results of Consolidated Sequoia Entities" in the Results of Operations section of this MD&A for additional details on these entities. During the second quarter of 2016, the debt of the Commercial Securitization was repaid.
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
The following table presents our ratio of earnings to fixed charges for the each of the years ended December 31, 2016, 2015, 2014, 2013, and 2012.
Table 40 Ratio of Earnings to Fixed Charges

	Years Ended December 31,
	2016		2015		2014		2013		2012
Ratio of earnings to fixed charges	3.04	x	2.40	x	2.65	x	3.90	x	2.20	x

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

Residential Loan Warehouse Facilities. One source of our short-term debt financing is secured borrowings under residential loan warehouse facilities that, as of December 31, 2016, were in place with four different financial institution counterparties. Under these four warehouse facilities, we had an aggregate borrowing limit of $1.33 billion at December 31, 2016; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.
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
FHLB Borrowing Facility. Our wholly-owned subsidiary, RWT Financial, LLC, is a party to a secured borrowing facility with the Federal Home Loan Bank of Chicago (“FHLBC”) that was put into place in July 2014. Borrowings under this facility, also referred to as “advances,” are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum. At December 31, 2016, $2.00 billion of advances were outstanding under this facility.
Similar to the uncommitted warehouse and securities repurchase facilities described herein, under this facility we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility. In particular, the terms of this facility permit the acceleration of the amortization of amounts borrowed through the facility if the FHLBC determines, in its sole discretion, that our creditworthiness or the creditworthiness of our FHLB-member subsidiary does not meet the minimum requirements of the FHLBC. Outstanding amounts borrowed under this facility could become immediately due and payable if the FHLBC determines there has been a material adverse change in our financial condition, or that we have breached or otherwise not complied with the terms of the FHLBC’s credit policy. Additionally, the FHLBC may increase the required amount of collateral at any time as a result of a change in its credit policy or as a result of our credit deterioration, in which case we may be required to deliver additional collateral in the form of cash or other eligible collateral. Factors that may affect the FHLB’s judgment of our or our FHLB member subsidiary’s creditworthiness, financial condition, or compliance with its credit policy include, among other things, increases in levels of indebtedness, increases in debt-to-capital ratios, or decreases in stockholders’ equity. The margin call provisions and financial covenants included in this facility are further described below under the headings “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing” and “Financial Covenants Associated with Short-Term Debt and Other Debt Financing.” When we use this facility to incur debt we are exposed to the market, credit, liquidity, and other types of risks described above with respect to residential loan warehouse and securities repurchase facilities.

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

•
Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established and, as of December 31, 2016, were in place with four different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at December 31, 2016, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

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

•
Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at December 31, 2016, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

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

•
FHLB Borrowing Facility. As noted above, a wholly-owned subsidiary of ours, RWT Financial, also maintains a borrowing facility with the FHLBC, borrowings under which are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. Financial covenants included in this facility are as follows and at December 31, 2016, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

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
As noted above, at December 31, 2016, and through the date of this Annual Report on Form 10-K, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at December 31, 2016 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at December 31, 2016 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing

•
Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established and, as of December 31, 2016, were in place with four different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the twelve months ended December 31, 2016, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these warehouse facilities:

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

•
Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the twelve months ended December 31, 2016, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these repurchase facilities:

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

•
Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the twelve months ended December 31, 2016, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from this creditor under this line of credit:

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

•
FHLB Borrowing Facility. As noted above, a wholly-owned subsidiary of ours, RWT Financial, also maintains a borrowing facility with the FHLBC, borrowings under which are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. This facility includes the margin call provisions described below during the twelve months ended December 31, 2016, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from the creditor under this facility.

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

Contractual Obligations
The following table presents our contractual obligations and commitments at December 31, 2016, as well as the obligations of the securitization entities that we consolidate for financial reporting purposes.
Table 41 – Contractual Obligations and Commitments

December 31, 2016	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$792	$—	$—	$—	$792
Convertible notes	—	488	—	—	488
Anticipated interest payments on convertible notes	25	29	—	—	54
FHLBC borrowings	—	—	—	2,000	2,000
Anticipated interest payments on FHLBC borrowings	25	79	98	197	399
Other long-term debt	—	—	—	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	143	190
Accrued interest payable	9	—	—	—	9
Operating leases	2	2	1	—	5
Total Redwood Obligations and Commitments	$862	$617	$118	$2,480	$4,077
Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$—	$—	$—	$881	$881
Anticipated interest payments on ABS (3)	15	39	41	114	209
Accrued interest payable	1	—	—	—	1
Total Obligations of Entities Consolidated for Financial Reporting Purposes	16	39	41	995	1,091
Total Consolidated Obligations and Commitments	$878	$656	$159	$3,475	$5,168

(1)	Includes anticipated interest payments related to hedges.

(2)
All consolidated ABS issued are collateralized by real estate loans. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)
The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at December 31, 2016.

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
Changes in the Fair Value of Loans Held at Fair Value
Our loans held-for-sale on our consolidated balance sheet at December 31, 2016, were being held-for-sale or future securitization and were expected to be sold to third parties or non-consolidated securitization entities. At the time of purchase or origination, we typically elect the fair value option for these loans. Additionally, we have elected the fair value option for certain of our residential loans held-for-investment. For residential loans for which we have elected the fair value option, changes in fair values are recorded in Mortgage banking activities, net or Investment fair value changes, net on our consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
The fair value of loans is affected by, among other things, changes in interest rates, credit performance, prepayments, and market liquidity. To the extent interest rates change or market liquidity and or credit conditions materially change, the value of these loans could decline, which could have a material effect on reported earnings.
Changes in Fair Values of Securities
Our securities are classified as either trading or AFS securities, and in both cases are carried on our consolidated balance sheets at their estimated fair values. For trading securities, changes in fair values are recorded in Investment fair value changes, net on our consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
For AFS securities, cumulative unrealized gains and losses are recorded as a component of Accumulated other comprehensive income in our consolidated balance sheets. Unrealized gains are not credited to current earnings and unrealized losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us, however, to recognize declines in the values of AFS securities as other-than-temporary impairments and record them through our current earnings. Factors that determine other-than-temporary-impairment include a change in our ability or intent to hold AFS securities, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Impairments on AFS securities can lead to significant period-to-period GAAP earnings volatility. In addition, sales of securities in large unrealized gain or loss positions that are not impaired can lead to significant period-to-period GAAP earnings volatility.
Changes in Fair Values of Mortgage Servicing Rights
Mortgage servicing rights are carried on our consolidated balance sheets at their estimated fair values, with changes in fair values recorded in the consolidated statements of income as a component of MSR income (loss), net. Periodic fluctuations in the values of our mortgage servicing rights can be caused by actual prepayments on the underlying loans, changes in assumptions regarding future projected prepayments on the underlying loans, or changes in the discount rate assumptions used to value mortgage servicing rights. Periodic fluctuations in the values of these investments are inherently volatile and can lead to significant period-to-period GAAP earnings volatility.

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

Changes in Mortgage Banking Income
The amount of income that can be earned from mortgage banking activities is primarily dependent on the volume of loans we are able to acquire and any potential profit we earn upon the sale or securitization of these loans. Our ability to acquire loans and the volume of loans we acquire is dependent on many factors that are beyond our control, including general economic conditions and changes in interest rates, loan origination volumes industry-wide and at the sellers we purchase our loans from, increased regulation, and competition from other financial institutions. Our profitability from mortgage banking activities is also dependent on many factors, including our ability to effectively hedge certain risks related to changes in interest rates and other factors that are beyond our control, including changes in market credit risk pricing. Additionally, our income from mortgage banking activities is generally generated over the period from when we identify a loan for purchase until we subsequently sell or securitize the loan. This income may encompass positive or negative market valuation adjustments on loans, hedging gains or losses associated with related risk management activities, and any other related transaction expenses, and may be realized unevenly over the course of one or more quarters for financial reporting purposes. Additional factors that could impact our profitability are discussed in Part I, Item 1A - Risk Factors of this Annual Report on Form 10-K and above, under the headings “Changes in the Fair Value of Residential and Commercial Loans Held at Fair Value” and “Changes in Fair Values of Derivative Financial Instruments.” Changes in the volumes of loans acquired or originated in connection with our mortgage banking activities and our profitability on these activities can lead to significant period-to-period GAAP earnings volatility.

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

Changes in Loss Contingency Reserves
We may be exposed to various loss contingencies, including, without limitation, those described in Note 15 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish them when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. The establishment of a loss contingency reserve, the subsequent increase in a reserve or release of reserves previously established, or the recognition of a loss in excess of previously established reserves, can occur as a result of various factors and events that affect management’s opinion of whether the standard for establishing, increasing, or continuing to maintain, a reserve has been met. Changes in the loss contingency reserves can lead to significant period-to-period GAAP earnings volatility.
Changes in Provision for Taxes
Our provision for income taxes is primarily the result of GAAP income or losses generated at our TRS. Deferred tax assets/liabilities are generated by temporary differences in GAAP income and taxable income at our taxable subsidiaries and are a significant component of our GAAP provision for income taxes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider historical and projected future taxable income and capital gains as well as tax planning strategies in making this assessment. We determine the extent to which realization of this deferred asset is not assured and establish a valuation allowance accordingly. The estimate of net deferred tax assets and associated valuation allowances could change in future periods to the extent that actual or revised estimates of future taxable income during the carry-forward periods change from current expectations, causing significant period-to-period volatility in GAAP earnings.
Market Risks
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed under the caption “Risk Factors” of this Annual Report on Form 10-K and under the caption "Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities" within this MD&A.
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
Credit Risk
Integral to our business is assuming credit risk through our ownership of real estate loans, securities and other investments as well as through our reliance on the creditworthiness of business counterparties. We believe the securities and loans we purchase are priced to generate an expected return that compensates us for the underlying credit risk associated with these investments. Nevertheless, there may be significant credit losses associated with these investments should they perform worse than we expect on a credit basis.
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
Additionally, we own residential mortgage credit risk transfer (or "CRT") securities issued by Fannie Mae and Freddie Mac ("the Agencies"), for which we assume credit risk both on the residential loans that the securities reference, as well as corporate credit risk from the Agencies, as our investments in the securities are not secured by the reference loans.

Commercial Securities
The commercial securities we invest in are primarily subordinate positions in securitizations sponsored by Freddie Mac that are comprised of loans collateralized by multi-family properties. We may also invest in other third-party sponsored commercial mortgage backed securities. Credit losses on commercial securities can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of properties; special hazards; earthquakes and other natural events; over-leveraging of the borrower or on the property; reduction in market rents and occupancies and poor property management practices; and changes in legal protections for lenders. In addition, if the U.S. economy or were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated.
Counterparties
We are also exposed to credit risk with respect to our business and lender counterparties. For example, counterparties we acquire loans from, lend to, or invest in, make representations and warranties and covenants to us, and may also indemnify us against certain losses. To the extent we have suffered a loss and are entitled to enforce those agreements to recover damages, if our counterparties are insolvent or unable or unwilling to comply with these agreements we would suffer a loss due to the credit risk associated with our counterparties. As an example, under short-term borrowing facilities and certain swap and other derivative agreements, we sometimes transfer assets as collateral to our counterparties. To the extent a counterparty is not able to return this collateral to us if and when we are entitled to its return, we could suffer a loss due to the credit risk associated with that counterparty.
In addition, because we rely on the availability of credit under committed and uncommitted borrowing facilities to fund our business and investments, our counterparties’ willingness and ability to extend credit to us under these facilities is a significant counterparty risk (and is discussed further below under the heading “Fair Value and Liquidity Risks”).
Interest Rate Risk
Changes in interest rates and the shape of the yield curve can affect the cash flows and fair values of our assets, liabilities, and derivative financial instruments and, consequently, affect our earnings and reported equity. Our general strategy with respect to interest rates is to maintain an asset/liability posture (including hedges) that assumes some interest rate risks but not to such a degree that the achievement of our long-term goals would likely be adversely affected by changes in interest rates. Accordingly, we are willing to accept short-term volatility of earnings and changes in our reported equity in order to accomplish our goal of achieving attractive long-term returns.
We purchase residential loans from third parties, then sell or securitize these assets. We are exposed to interest rate risk during the “accumulation” period - the period from when we enter into agreements to purchase the loans with the intention of selling or securitizing them at a future date. Additionally, we invest in MSRs, securities, and residential loans, which all expose us to interest rate risk.
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
Prepayment Risk
Prepayment risks exist in many of the assets on our consolidated balance sheets. In general, discount securities benefit from faster prepayment rates on the underlying real estate loans while premium securities (such as IOs), and MSRs benefit from slower prepayments on the underlying loans. In addition, loans held for investment at premiums also benefit from slower prepayments.
When we make investments that are subject to prepayment risk, we apply a reasonable baseline prepayment range in determining expected returns.  If actual prepayment rates deviate from our baseline expectations, it could have an adverse change to our expected returns.  In order to mitigate this risk, we may use derivative financial instruments.  We caution that prepayment rates are difficult to predict or anticipate, and adverse changes in the rate of prepayment could reduce our cash flows, earnings, and dividends.

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
We acquire residential loans and then sell or securitize them as part of our mortgage banking operations. Changes in the fair value of the loans, once sold or securitized, do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans are typically funded with short-term debt before they are sold or securitized) may impact our liquidity. We also own residential loans that are held-for-investment and may be financed with borrowings from the FHLBC or funded with short-term debt. We would be exposed to liquidity risk to the extent the values of these loans decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from FHLBC borrowings and short-term financing facilities by setting aside adequate capital.
Many of the securities we acquire are funded with a combination of our capital and secured financing or short-term debt facilities. To the extent we use capital or secured financing, we can reduce our liquidity risks; however, we would still be exposed to adverse changes in fair value of these securities as a result of changes in overall market liquidity. For the securities we acquire with a combination of capital and short-term debt, we would be exposed to liquidity risk to the extent the values of these investments decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from short-term financing facilities by setting aside adequate capital.
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

Quantitative Information on Market Risk
Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings and equity. To supplement the discussion above of the market risks we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheet at December 31, 2016. The table presents principal cash flows and related average interest rates by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) at December 31, 2016, was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2016
(Dollars in Thousands)		2017	2018	2019	2020	2021	Thereafter	Principal Balance	Fair Value
Interest rate sensitive assets
Residential loans - HFI at Redwood
Fixed Rate	Principal	212,441	192,144	173,786	157,182	142,165	1,345,822	2,223,540	2,250,662
	Interest Rate	4.12%	4.12%	4.12%	4.12%	4.12%	4.12%
Hybrid	Principal	980	886	802	725	656	6,208	10,257	10,354
	Interest Rate	3.73%	3.73%	3.73%	5.16%	5.36%	5.55%
Residential loans - HFI at Sequoia
Adjustable Rate	Principal	162,900	141,681	122,709	106,674	92,770	260,247	886,981	791,636
	Interest Rate	2.62%	3.10%	3.51%	3.75%	3.91%	3.47%
Residential loans - HFS
Adjustable Rate	Principal	882	—	—	—	—	—	882	616
	Interest Rate	2.40%	N/A	N/A	N/A	N/A	N/A
Fixed Rate	Principal	144,174	—	—	—	—	—	144,174	144,226
	Interest Rate	3.97%	N/A	N/A	N/A	N/A	N/A
Hybrid	Principal	688,329	—	—	—	—	—	688,329	690,557
	Interest Rate	3.35%	N/A	N/A	N/A	N/A	N/A
Commercial Loans
Fixed Rate	Principal	3,000	—	—	—	—	—	3,000	2,700
	Interest Rate	11.00%	N/A	N/A	N/A	N/A	N/A
Residential Senior Securities
Adjustable Rate	Principal	3,978	3,384	2,868	2,439	2,075	9,544	24,289	22,866
	Interest Rate	2.59%	3.14%	3.35%	3.58%	3.74%	3.90%
Fixed Rate	Principal	3,644	3,257	2,798	2,322	1,992	12,484	26,498	59,957
	Interest Rate	5.30%	2.39%	5.48%	5.52%	5.55%	5.36%
Hybrid	Principal	15,279	13,162	11,327	9,742	8,491	40,074	98,075	90,790
	Interest Rate	3.48%	4.13%	4.00%	4.11%	4.18%	4.15%
Residential Re-REMIC Securities
Fixed Rate	Principal	1,999	2,021	3,074	3,867	27,465	3,905	42,331	35,854
	Interest Rate	5.74%	5.74%	5.76%	5.77%	5.78%	5.62%
Hybrid	Principal	2,802	5,193	5,239	4,728	29,627	5,689	53,277	49,625
	Interest Rate	3.33%	3.87%	4.33%	4.78%	4.95%	5.39%
Residential Subordinate Securities
Adjustable Rate	Principal	1,164	1,444	1,495	1,595	10,656	1,640	17,994	16,485
	Interest Rate	3.64%	4.11%	3.86%	3.93%	3.98%	3.86%
Fixed Rate	Principal	23,145	28,382	36,233	41,277	483,650	49,707	662,393	581,476
	Interest Rate	4.53%	5.32%	4.80%	4.78%	4.82%	4.86%
Hybrid	Principal	5,002	5,222	4,793	5,393	63,460	5,221	89,091	69,616
	Interest Rate	2.51%	3.67%	3.13%	3.36%	3.65%	3.94%

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2016
(Dollars in Thousands)		2017	2018	2019	2020	2021	Thereafter	Principal Balance	Fair Value
Interest rate sensitive assets (continued)
Commercial Securities
Adjustable Rate	Principal	$1,817	$2,518	$2,490	$2,309	$2,190	$17,492	$28,816	$28,957
	Interest Rate	6.34%	6.83%	7.21%	7.42%	7.63%	7.84%
Fixed Rate	Principal	—	—	—	—	—	80,315	80,315	62,813
	Interest Rate	3.83%	3.83%	3.83%	3.83%	3.83%	3.83%
Interest rate sensitive liabilities
Asset-backed securities issued
Sequoia Entities
Adjustable Rate	Principal	54,413	54,017	54,058	54,892	56,010	589,434	862,825	757,067
	Interest Rate	1.46%	1.89%	2.25%	2.46%	2.60%	2.63%
Hybrid	Principal	766	754	760	766	794	13,852	17,692	16,394
	Interest Rate	3.30%	3.92%	4.39%	4.92%	5.16%	5.14%
Short-term Debt	Principal	791,539	—	—	—	—	—	791,539	791,539
	Interest Rate	2.21%	N/A	N/A	N/A	N/A	N/A
Long-term Debt
FHLBC Borrowings	Principal	—	—	—	—	—	1,999,999	1,999,999	1,999,999
	Interest Rate	1.25%	1.79%	2.17%	2.37%	2.51%	2.74%
Convertible Notes	Principal	—	287,500	200,765	—	—	—	488,265	493,365
	Interest Rate	5.04%	5.04%	5.63%	—%	—%	—%
Other long-term debt	Principal	—	—	—	—	—	139,500	139,500	96,255
	Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Interest rate agreements
Interest Rate Swaps
(Purchased)	Notional Amount	—	90,000	513,000	95,000	342,000	805,000	1,845,000	(27,572)
	Receive Strike Rate	1.30%	1.83%	2.19%	2.39%	2.52%	2.84%
	Pay Strike Rate	1.96%	1.96%	1.96%	1.96%	1.96%	1.96%
(Sold)	Notional Amount	—	—	—	60,000	20,000	325,000	405,000	(9,488)
	Receive Strike Rate	1.78%	1.78%	1.78%	1.78%	1.78%	1.78%
	Pay Strike Rate	1.30%	1.83%	2.19%	2.39%	2.52%	2.84%
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-88 of this Annual Report on Form 10-K and incorporated herein by reference.
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
There have been no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of the end of our 2016 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2016, was effective.
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
The company’s internal control over financial reporting as of December 31, 2016, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-4, which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2016.
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
ITEM 11. EXECUTIVE COMPENSATION
Under SEC regulations, Redwood had six Named Executive Officers (NEOs) for 2016, which are listed below with their current titles:
Current Executive Officers

•	Martin S. Hughes, Chief Executive Officer

•	Christopher J. Abate, President and Chief Financial Officer

•	Shoshone (Bo) Stern, Chief Investment Officer

•	Andrew P. Stone, Executive Vice President, General Counsel, and Secretary
Former Executive Officers (included as NEOs for 2016 in accordance with SEC regulations)

•	Brett D. Nicholas, former President

•	Fred J. Matera, former Executive Vice President, Commercial Investments and Finance

2016 Performance-Based Annual Bonus Compensation
Redwood’s compensation program is designed to reward NEOs based on Redwood’s financial performance and each NEO’s individual performance, including each NEO’s contribution to Redwood’s performance.
During the first quarter of 2016, after a review of Redwood's compensation program, and with input and guidance from its independent compensation consultant, Frederic W. Cook & Co., Inc. (Cook & Co.), the Compensation Committee of the Board of Directors determined to continue to use in 2016 a formula for performance-based annual bonus compensation based on a non-GAAP ROE-based performance metric as in prior years. The non-GAAP ROE-based financial performance measure reflects GAAP earnings on average equity capital adjusted to exclude accumulated other comprehensive income.
Elements of CEO’s Compensation for 2016.  For 2016, the CEO’s base salary, target annual bonus compensation, and long-term equity based awards were as set forth in the table below.

	2016 Base Salary (per annum)	2016 Target Annual Bonus (as % of Base Salary)	Total 2016 Target Annual Bonus ($)	Long-Term Equity Based Awards
				DSUs (Aggregate Grant Date Fair Value) (1)	PSUs (Aggregate Grant Date Fair Value) (1)
Mr. Hughes, Chief Executive Officer	$750,000	175%	$1,312,500	$1,250,000	$1,250,000
——————

(1)
Grant date fair value of deferred stock units (DSUs) and performance stock units (PSUs) was determined at the time the grant was made (December 14, 2016) in accordance with FASB Accounting Standards Codification Topic 718.

Company Performance Component of 2016 Annual Bonuses.  For 2016, based on the performance-based annual bonus formula approved by the Compensation Committee, each NEO earned a company performance component of annual bonus that was above that NEO’s target amount, as set forth in the table below.

NEO (1)	Company Performance Component of 2016 Target Annual Bonus ($)	% of Company Performance Component Earned	2016 Company Performance Component of Annual Bonus Earned ($)
Current Executive Officers
Mr. Hughes, Chief Executive Officer	$984,375	232%	$2,282,352
Mr. Abate, President and Chief Financial Officer	$576,563	232%	$1,336,806
Mr. Stern, Chief Investment Officer	$304,688	232%	$706,442
Mr. Stone, Executive Vice President and General Counsel	$309,375	232%	$717,311
——————

(1)
Mr. Nicholas departed from employment with Redwood as President on July 1, 2016 and Mr. Matera departed from employment with Redwood as Executive Vice President, Commercial Investments and Finance on May 1, 2016. As a result, neither Mr. Nicholas nor Mr. Matera received a 2016 annual bonus.

Individual Performance Component of 2016 Annual Bonuses.  For 2016, the Committee determined the individual performance component of annual bonuses for each NEO for 2016, as set forth in the table below.

NEO (1)	Individual Performance Component of 2016 Target Annual Bonus ($)	% of Individual Performance Component Earned	2016 Individual Performance Component of Annual Bonus Earned ($)
Current Executive Officers
Mr. Hughes, Chief Executive Officer	$328,125	100%	$328,125
Mr. Abate, President and Chief Financial Officer	$192,188	100%	$192,188
Mr. Stern, Chief Investment Officer	$101,563	100%	$101,563
Mr. Stone, Executive Vice President and General Counsel	$103,125	100%	$103,125
——————

(1)
Mr. Nicholas departed from employment with Redwood as President on July 1, 2016 and Mr. Matera departed from employment with Redwood as Executive Vice President, Commercial Investments and Finance on May 1, 2016. As a result, neither Mr. Nicholas nor Mr. Matera received a 2016 annual bonus.

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

Exhibit Number	Exhibit
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

10.2*
Form of Redwood Trust, Inc. Deferred Stock Unit Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 8, 2014)

10.3*
Form of Redwood Trust, Inc. Performance Stock Unit Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 19, 2016)

10.4*
Form of Redwood Trust, Inc. Restricted Stock Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 8, 2014)

10.5*
Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, as last amended January 24, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.14.5, filed on May 15, 2002)

Exhibit Number	Exhibit

10.6*	2002 Incentive Plan, as amended through May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2013)

10.7*	Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.1, filed on March 16, 2005)

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

10.22*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)

10.23	Office Building Lease, dated February 27, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.30.2, filed on March 12, 2004)

10.24	Office Building Lease (second floor), dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 2, 2006)

10.25	Second Amendment to Lease, dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed November 2, 2006)

10.26	Office Building Lease, effective as of and dated as of June 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 3, 2011)

Exhibit Number	Exhibit
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

10.31*	Amended and Restated Employment Agreement, dated as of February 22, 2017, by and between Martin S. Hughes and the Registrant (filed herewith)

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

10.49*	Amended and Restated Employment Agreement, by and between Christopher J. Abate and the Registrant, dated as of February 22, 2017 (filed herewith)

10.50*
Employment Agreement, by and between Fred J. Matera and the Registrant, dated as of January 1, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on January 4, 2016)

10.51*	Amended and Restated Employment Agreement, by and between Andrew P. Stone and the Registrant, dated as of February 22, 2017 (filed herewith)

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

Exhibit Number	Exhibit
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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at December 31, 2016 and 2015;

(ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014;

(iii) Statements of Consolidated Comprehensive (Loss) Income for the years ended December 31, 2016, 2015, and 2014;

(iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015, and 2014;

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014; and

(vi) Notes to Consolidated Financial Statements.

* Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REDWOOD TRUST, INC.

Date: February 24, 2017	By:	/s/ MARTIN S. HUGHES
Martin S. Hughes Chief Executive Officer
Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARTIN S. HUGHES	Director and Chief Executive Officer	February 24, 2017
Martin S. Hughes	(Principal Executive Officer)

/s/ CHRISTOPHER J. ABATE	President and Chief Financial Officer	February 24, 2017
Christopher J. Abate	(Principal Financial Officer)

/s/ COLLIN L. COCHRANE	Controller and Managing Director	February 24, 2017
Collin L. Cochrane	(Principal Accounting Officer)

/s/ RICHARD D. BAUM	Director, Chairman of the Board	February 24, 2017
Richard D. Baum

/s/ DOUGLAS B. HANSEN	Director, Vice-Chairman of the Board	February 24, 2017
Douglas B. Hansen

/s/ MARIANN BYERWALTER	Director	February 24, 2017
Mariann Byerwalter

/s/ DEBORA D. HORVATH	Director	February 24, 2017
Debora D. Horvath

/s/ GREG H. KUBICEK	Director	February 24, 2017
Greg H. Kubicek

/s/ KAREN R. PALLOTTA	Director	February 24, 2017
Karen R. Pallotta

/s/ JEFFREY T. PERO	Director	February 24, 2017
Jeffrey T. Pero

/s/ GEORGANNE C. PROCTOR	Director	February 24, 2017
Georganne C. Proctor

REDWOOD TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Annual Report on Form 10-K Filed With
Securities and Exchange Commission
December 31, 2016

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REDWOOD TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Redwood Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, CA February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
We have audited the internal control over financial reporting of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, CA February 24, 2017

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data)	December 31, 2016	December 31, 2015
ASSETS (1)
Residential loans, held-for-sale, at fair value	$835,399	$1,115,738
Residential loans, held-for-investment, at fair value	3,052,652	2,813,065
Commercial loans, held-for-sale, (includes $0 and $39,141 at fair value)	2,700	39,141
Commercial loans, held-for-investment (includes $0 and $67,657 at fair value)	—	363,506
Real estate securities, at fair value	1,018,439	1,233,256
Mortgage servicing rights, at fair value	118,526	191,976
Cash and cash equivalents	212,844	220,229
Total earning assets	5,240,560	5,976,911
Restricted cash	8,623	5,567
Accrued interest receivable	18,454	23,290
Derivative assets	36,595	16,393
Other assets	179,245	197,886
Total Assets	$5,483,477	$6,220,047

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt	$791,539	$1,855,003
Accrued interest payable	9,608	8,936
Derivative liabilities	66,329	62,794
Accrued expenses and other liabilities	72,428	69,897
Asset-backed securities issued (includes $773,462 and $996,820 at fair value), net (2)	773,462	1,049,415
Long-term debt (includes $0 and $63,152 at fair value), net (2)	2,620,683	2,027,737
Total liabilities	4,334,049	5,073,782
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 76,834,663 and 78,162,765 issued and outstanding	768	782
Additional paid-in capital	1,676,486	1,695,956
Accumulated other comprehensive income	71,853	91,993
Cumulative earnings	1,149,935	1,018,683
Cumulative distributions to stockholders	(1,749,614)	(1,661,149)
Total equity	1,149,428	1,146,265
Total Liabilities and Equity	$5,483,477	$6,220,047
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2016 and December 31, 2015, assets of consolidated VIEs totaled $798,317 and $1,195,574, respectively. At December 31, 2016 and December 31, 2015, liabilities of consolidated VIEs totaled $773,980 and $1,050,861, respectively. See Note 4 for further discussion.

(2)
At December 31, 2016 and December 31, 2015, Asset-backed securities issued, net included $0 and $542, respectively, of deferred debt issuance costs, and long-term debt, net included $7,081 and $10,438, respectively, of deferred debt issuance costs.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In Thousands, except Share Data)	2016	2015	2014
Interest Income
Residential loans	$137,804	$114,715	$68,949
Commercial loans	30,496	46,933	47,567
Real estate securities	76,873	97,448	125,482
Other interest income	1,182	336	72
Total interest income	246,355	259,432	242,070
Interest Expense
Short-term debt	(22,287)	(30,572)	(25,990)
Asset-backed securities issued	(14,735)	(21,469)	(31,227)
Long-term debt	(51,506)	(43,842)	(30,246)
Total interest expense	(88,528)	(95,883)	(87,463)
Net Interest Income	157,827	163,549	154,607
Reversal of (provision for) loan losses	7,102	355	(961)
Net Interest Income after Provision	164,929	163,904	153,646
Non-interest Income
Mortgage banking activities, net	38,691	10,972	34,994
Mortgage servicing rights income (loss), net	14,353	(3,922)	(4,261)
Investment fair value changes, net	(28,574)	(21,357)	(10,202)
Other income	6,338	3,192	1,781
Realized gains, net	28,009	36,369	15,478
Total non-interest income, net	58,817	25,254	37,790
Operating expenses	(88,786)	(97,416)	(90,123)
Net Income before Provision for Income Taxes	134,960	91,742	101,313
(Provision for) benefit from income taxes	(3,708)	10,346	(744)
Net Income	$131,252	$102,088	$100,569

Basic earnings per common share	$1.66	$1.20	$1.18
Diluted earnings per common share	$1.54	$1.18	$1.15
Regular dividends declared per common share	$1.12	$1.12	$1.12
Basic weighted average shares outstanding	76,747,047	82,945,103	82,837,369
Diluted weighted average shares outstanding	97,909,090	84,518,395	85,098,579
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Net Income	$131,252	$102,088	$100,569
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities (1)	(2,316)	(17,955)	32,635
Reclassification of unrealized gain on available-for-sale securities to net income	(21,167)	(29,426)	(10,552)
Net unrealized gain (loss) on interest rate agreements	3,271	(1,409)	(30,325)
Reclassification of unrealized loss on interest rate agreements to net income	72	95	164
Total other comprehensive (loss) income	(20,140)	(48,695)	(8,078)
Total Comprehensive Income	$111,112	$53,393	$92,491
——————

(1)	Amounts are presented net of tax benefit (provision) of $1 million, $(0.4) million, and $(2) million for the years ended December 31, 2016, 2015, and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2016

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2015	78,162,765	$782	$1,695,956	$91,993	$1,018,683	$(1,661,149)	$1,146,265
Net income	—	—	—	—	131,252	—	131,252
Other comprehensive loss	—	—	—	(20,140)	—	—	(20,140)
Employee stock purchase and incentive plans	614,952	5	(7,030)	—	—	—	(7,025)
Non-cash equity award compensation	—	—	12,648	—	—	—	12,648
Share repurchases	(1,943,054)	(19)	(25,088)	—	—	—	(25,107)
Common dividends declared	—	—	—	—	—	(88,465)	(88,465)
December 31, 2016	76,834,663	$768	$1,676,486	$71,853	$1,149,935	$(1,749,614)	$1,149,428
For the Year Ended December 31, 2015

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2014	83,443,141	$834	$1,774,030	$140,688	$906,867	$(1,566,278)	$1,256,141
Cumulative effect adjustment - adoption of ASU 2014-13 (1)	—	—	—	—	9,728	—	9,728
January 1, 2015	83,443,141	834	1,774,030	140,688	916,595	(1,566,278)	1,265,869
Net income	—	—	—	—	102,088	—	102,088
Other comprehensive loss	—	—	—	(48,695)	—	—	(48,695)
Dividend reinvestment & stock purchase plans	418,508	4	6,830	—	—	—	6,834
Employee stock purchase and incentive plans	753,429	7	(7,988)	—	—	—	(7,981)
Non-cash equity award compensation	—	—	11,806	—	—	—	11,806
Share repurchases	(6,452,313)	(63)	(88,722)	—	—	—	(88,785)
Common dividends declared	—	—	—	—	—	(94,871)	(94,871)
December 31, 2015	78,162,765	$782	$1,695,956	$91,993	$1,018,683	$(1,661,149)	$1,146,265
For the Year Ended December 31, 2014

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2013	82,504,801	$825	$1,760,899	$148,766	$806,298	$(1,471,005)	$1,245,783
Net income	—	—	—	—	100,569	—	100,569
Other comprehensive income	—	—	—	(8,078)	—	—	(8,078)
Dividend reinvestment & stock purchase plans	488,174	5	9,012	—	—	—	9,017
Employee stock purchase and incentive plans	450,166	4	(7,152)	—	—	—	(7,148)
Non-cash equity award compensation	—	—	11,271	—	—	—	11,271
Common dividends declared	—	—	—	—	—	(95,273)	(95,273)
December 31, 2014	83,443,141	$834	$1,774,030	$140,688	$906,867	$(1,566,278)	$1,256,141
——————

(1)	On January 1, 2015, we adopted ASU 2014-13. See Note 3 for further discussion.
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$131,252	$102,088	$100,569
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(26,487)	(34,089)	(34,133)
Depreciation and amortization of non-financial assets	1,140	824	513
Purchases of held-for-sale loans	(4,953,619)	(11,045,813)	(9,917,943)
Proceeds from sales of held-for-sale loans	4,192,671	9,761,010	8,126,249
Principal payments on held-for-sale loans	80,033	80,299	30,233
Net settlements of derivatives	(7,301)	(59,406)	(33,220)
(Reversal of) provision for loan losses	(7,102)	(355)	961
Non-cash equity award compensation expense	12,648	11,806	11,271
Market valuation adjustments	12,917	51,975	298
Realized gains, net	(28,009)	(36,369)	(15,478)
Net change in:
Accrued interest receivable and other assets	42,572	(88,173)	(57,685)
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	3,632	5,993	(2,768)
Net cash used in operating activities	(545,653)	(1,250,210)	(1,791,133)
Cash Flows From Investing Activities:
Purchases of loans held-for-investment	—	(22,219)	(87,454)
Proceeds from sales of loans held-for-investment	235,604	6,459	—
Principal payments on loans held-for-investment	798,831	500,239	364,040
Purchases of real estate securities	(318,268)	(179,265)	(168,654)
Proceeds from sales of real estate securities	497,191	439,493	504,754
Principal payments on real estate securities	80,055	138,630	174,241
Purchase of mortgage servicing rights	(15,338)	(32,388)	(46,113)
Proceeds from sales of mortgage servicing rights	58,642	17,235	—
Net change in restricted cash	(3,056)	(4,939)	(230)
Net cash provided by investing activities	1,333,661	863,245	740,584
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	3,918,083	8,570,291	8,320,982
Repayments on short-term debt	(4,981,547)	(8,534,802)	(7,442,836)
Repayments on asset-backed securities issued	(261,351)	(388,962)	(396,734)
Deferred securities issuance costs	—	(33)	(6,934)
Proceeds from issuance of long-term debt	771,287	1,400,222	770,042
Repayments on long-term debt	(118,146)	(527,371)	(685)
Net settlements of derivatives	(156)	(43)	(3,352)
Net proceeds from issuance of common stock	304	7,301	9,511
Net payments on repurchase of common stock	(28,073)	(85,820)	—
Taxes paid on equity award distributions	(7,329)	(8,448)	(7,643)
Dividends paid	(88,465)	(94,871)	(95,273)
Net cash (used in) provided by financing activities	(795,393)	337,464	1,147,078
Net (decrease) increase in cash and cash equivalents	(7,385)	(49,501)	96,529
Cash and cash equivalents at beginning of period	220,229	269,730	173,201
Cash and cash equivalents at end of period	$212,844	$220,229	$269,730
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$87,164	$86,849	$81,350
Taxes	1,303	165	1,407
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$9,127	$244,177	$150,387
Retention of mortgage servicing rights from loan securitizations and sales	10,060	64,725	48,000
Transfers from loans held-for-sale to loans held-for-investment	1,063,860	1,555,814	633,707
Transfers from loans held-for-investment to loans held-for-sale	359,005	154,012	—
Transfers from residential loans to real estate owned	11,632	8,500	6,844
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, focuses on investing in mortgages and other real estate related assets and engaging in mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our mortgage banking activities. We operate our business in three segments: Residential Investments, Residential Mortgage Banking, and Commercial.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at December 31, 2016 and December 31, 2015, and for the years ended December 31, 2016, 2015, and 2014. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at December 31, 2016 and results of operations for all periods presented have been made.
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
Additionally, in the first quarter of 2016, we began to present the changes in fair value of certain investments and their associated derivatives in the new line item "Investment fair value changes, net" on our consolidated statements of income and began to present income from mortgage banking activities in "Mortgage banking activities, net" on our consolidated statements of income. We conformed the presentation of prior periods related to this change for consistency of comparison. See Note 18 and Note 19 for additional detail on the components of these income statement line items.
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities where we maintain an ongoing involvement. From its creation in 2012 through the second quarter of 2016, when the third party financing

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 2. Basis of Presentation - (continued)

was repaid, we consolidated the assets and liabilities of an entity formed in connection with a commercial securitization in which we engaged (“Commercial Securitization”). We also consolidated the assets and liabilities of an entity formed in connection with a resecuritization transaction we engaged in (“Residential Resecuritization”) from its creation in 2011 through the fourth quarter of 2015, when the debt of the entity was repaid and the assets of the entity were distributed to us. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
For financial reporting purposes, the underlying loans and securities owned at the consolidated Sequoia entities, the Residential Resecuritization entity, and the Commercial Securitization entity are shown under residential and commercial loans and real estate securities on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we recorded interest income on the loans and securities owned at these entities and interest expense on the ABS issued by these entities as well as other income and expenses associated with these entities' activities. See Note 13 for further discussion on ABS issued.
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
Note 3. Summary of Significant Accounting Policies
Significant Accounting Policies
Fair Value Measurements
Our consolidated financial statements include assets and liabilities that are measured at their estimated fair values in accordance with GAAP. A fair value measurement represents the price at which an orderly transaction would occur between willing market participants at the measurement date.
We develop fair values for financial assets or liabilities based on available inputs and pricing that is observed in the marketplace. After considering all available indications of the appropriate rate of return that market participants would require, we consider the reasonableness of the range indicated by the results to determine an estimate that is most representative of fair value.
The markets for many of the assets that we invest in and issue are generally illiquid. Establishing fair values for illiquid assets and liabilities is inherently subjective and is often dependent upon our estimates and modeling assumptions. If we determine that either the volume and/or level of trading activity for an asset or liability has significantly decreased from normal market conditions, or price quotations or observable inputs are not associated with orderly transactions, the market inputs that we obtain might not be relevant. For example, broker or pricing service quotes might not be relevant if an active market does not exist for the financial asset or liability. The nature of the quote (for example, whether the quote is an indicative price or a binding offer) is also evaluated.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 3. Summary of Significant Accounting Policies - (continued)

In circumstances where relevant market inputs cannot be obtained, increased analysis and management judgment are required to estimate fair value. This generally requires us to establish internal assumptions about future cash flows and appropriate risk-adjusted discount rates. Regardless of the valuation inputs we apply, the objective of fair value measurement for assets is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price.
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
We elect the fair value option for certain residential loans, MSRs, interest only (“IO”) securities, and certain mezzanine classified subordinate securities. We generally elect the fair value option for residential loans that are held-for-sale, due to our intent to sell or securitize the loans in the near-term. We elect the fair value option for our MSRs, IO securities, and certain subordinate securities, for which we generally hedge market interest rate risk. As such, we seek to offset interest rate related changes in the values of these investments with changes in the values of their associated hedges through our consolidated statements of income. In addition, upon the adoption of ASU 2014-13 in 2015, we elected the fair value option for the assets and liabilities of our consolidated Sequoia entities.
See Note 5 for further discussion on the fair value option.
Real Estate Loans
Residential and Commercial Loans - Held-for-Sale at Fair Value
Residential and commercial loans held-for-sale include loans that we are marketing for sale to third parties, including transfers to securitization entities that we plan to sponsor and expect to be accounted for as sales for financial reporting purposes. We generally elect the fair value option for residential loans (and previously for commercial loans) that we purchase with the intent to sell to third parties or transfer to Sequoia securitizations. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due. Changes in fair value are recurring and are reported through our consolidated statements of income in Mortgage banking activities, net.
Residential and Commercial Loans - Held-for-Sale at Lower of Cost or Market
Loans held-for-sale at lower of cost or market include certain residential and commercial loans. These loans are recorded and subsequently reported at the lower of their initial carrying amount or current fair value. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status. Loans delinquent more than 90 days or in foreclosure are characterized as a serious delinquency. Cash principal and interest that is advanced from servicers subsequent to a residential loan becoming greater than 90 days past due is accounted for as a reduction in the outstanding loan principal balance. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Changes in fair value are non-recurring and are reported through our consolidated statements of income in Mortgage banking activities, net and Investment fair value changes, net, for residential and commercial loans, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 3. Summary of Significant Accounting Policies - (continued)

Residential Loans Held-for-Investment - At Fair Value
Certain loans that were originally purchased with the intent to sell as part of our residential mortgage banking operations, and for which we elected the fair value option at acquisition, were subsequently reclassified to held-for-investment ("HFI") when the loans were transferred to our FHLBC member subsidiary and pledged as collateral for borrowings made from the Federal Home Loan Bank of Chicago (“FHLBC”). As of December 31, 2016, our current intention is to hold these loans for longer-term investment while they are financed by the FHLBC. In addition, on January 1, 2015, we adopted ASU 2014-13 and began to record loans held at consolidated Sequoia entities at fair value.
Coupon interest for these loans is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Changes in fair value are recurring and are reported through our consolidated statements of income in Investment fair value changes, net.
Commercial Loans Held-for-Investment - At Fair Value
We elected the fair value option for certain senior commercial mortgage loans that we originated and bifurcated into a senior portion that was sold to a third party and a junior portion that we retained as an investment (during 2016, we disposed of all of our interests in these loans). As the initial transfer of the senior portions did not meet the criteria for sale treatment under GAAP, the loans in their entirety (the senior and junior portions) remained on our consolidated balance sheet, and we accounted for the transfer of the senior portion as a secured borrowing. Coupon interest was recognized as revenue when earned and deemed collectible. Changes in fair value were recurring and reported through our consolidated statements of income in Mortgage banking activities, net.
Commercial Loans Held-for-Investment - At Amortized Cost
Commercial loans held-for-investment at amortized cost historically included certain commercial loans prior to their transfer to held-for-sale classification during 2016. Coupon interest was recognized as revenue when earned and deemed collectible or until a loan became more than 90 days past due or had been individually impaired, at which point the loan was placed on non-accrual status. Interest previously accrued for loans that had become greater than 90 days past due or individually impaired was reserved for in the allowance for loan losses.
See Note 7 for further discussion on commercial loans.
Residential Loans - Allowance for Loan Losses and Foreclosed Loans
Upon the adoption of ASU 2014-13 on January 1, 2015, we reclassified all residential loans held at amortized cost to fair value and eliminated our allowance for loan losses for residential loans.
See Note 6 for further discussion on the allowance for loan losses for residential loans.
Commercial Loans - Allowance for Loan Losses
For commercial loans historically classified as held-for-investment at amortized cost, we established and maintained a general allowance for loan losses inherent in our portfolio at the reporting date and, where appropriate, a specific allowance for loan losses for loans we determined to be impaired at the reporting date. An individual loan was considered impaired when it was deemed probable that we would not be able to collect all amounts due according to the contractual terms of the loan.
Where an individual commercial loan was impaired, we recorded an allowance to reduce the carrying value of the loan to the current present value of expected future cash flows discounted at the loan’s effective rate or if a loan was collateral dependent, we reduced the carrying value to the estimated fair market value of the loan with a corresponding charge to provision for loan losses on our consolidated statements of income. For all commercial loans that were not individually impaired, we assessed the commercial loan portfolio in aggregate for loan losses based on our expectation of credit losses inherent in the portfolio at the reporting date.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 3. Summary of Significant Accounting Policies - (continued)

Repurchase Reserves
We sell and have sold residential mortgage loans to various parties, including (1) securitization trusts, (2) Fannie Mae and Freddie Mac (“the Agencies”), and (3) banks and other financial institutions that purchase mortgage loans for investment or private label securitization. We may be required to repurchase residential mortgage loans we have sold, or loans associated with MSRs we have purchased, in the event of a breach of specified contractual representations and warranties made in connection with these sales and purchases. With respect to MSRs we purchase, if the associated residential loan has been sold to one of the Agencies (which is typically the case), that Agency can require us, as the owner of the MSR, to repurchase the residential loan in the event of such a breach of representations and warranties even though we were not the party that sold the associated loan to that Agency. In January 2016, we discontinued the acquisition and aggregation of conforming loans for resale to the Agencies.
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
We establish reserves for mortgage repurchase liabilities related to various representations and warranties that reflect management’s estimate of losses for loans for which we could have a repurchase obligation, based on a combination of factors. Such factors can include estimated future defaults and loan repurchase rates, the potential severity of loss in the event of defaults, and the probability of our being liable for a repurchase obligation. We establish a reserve at the time loans are sold and MSRs are purchased and continually update our reserve estimate during its life. The reserve for mortgage loan repurchase losses is included in other liabilities on our consolidated balance sheets and the related expense is included as a component of Mortgage banking activities, net and MSR income (loss), net on our consolidated statements of income.
See Note 15 for further discussion on the residential repurchase reserves.
Real Estate Securities, at Fair Value
Our securities primarily consist of residential mortgage backed securities (“RMBS”) and may include other residential and commercial securities. We classify our real estate securities as trading or available-for-sale securities. We use the “prime” or “non-prime” designation to categorize our residential securities based upon the general credit characteristics of the residential loans underlying each security at the time of origination. For example, prime residential loans are generally characterized by lower loan-to-value (“LTV”) ratios at the time the loans were originated, and are made to borrowers with higher Fair Isaac Corporation (“FICO”) scores. Non-prime residential loans are generally characterized by higher LTV ratios at the time the loans were originated and may have been made to borrowers with lower credit scores or impaired credit histories (while exhibiting the ability to repay their loans) at the time the loan was originated. Regardless of whether or not the loans underlying a residential security were designated as prime or non-prime at origination, there is a risk that the borrower may not be able to repay the loan.
Trading Securities
We primarily denote trading securities as those securities where we have adopted the fair value option. Trading securities are carried at their estimated fair values. Coupon interest is recognized as interest income when earned and deemed collectible. Changes in the fair value of securities designated as trading securities are reported in Investment fair value changes, net on our consolidated statements of income.
Available-for-Sale Securities
AFS securities are carried at their estimated fair value with unrealized gains and losses excluded from earnings (except when an other-than-temporary impairment (“OTTI”) is recognized, as discussed below) and reported in Accumulated other comprehensive income (“AOCI”), a component of stockholders’ equity.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
When the fair value of an AFS security is less than its amortized cost at the reporting date, the security is considered impaired. We assess our impaired securities at least quarterly to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). If we either - (i) intend to sell the impaired security; (ii) will more likely than not be required to sell the impaired security before it recovers in value; or (iii) if there has been an adverse change in cash flows - the impairment is deemed an OTTI. In the case of criteria (i) and (ii), we record the entire difference between the security’s estimated fair value and its amortized cost at the reporting date as an impairment through market valuation adjustments on our consolidated statements of income. If there has been an adverse change in cash flows, only the portion of the OTTI related to “credit” losses is recognized through other market valuation adjustments on our consolidated statements of income, with the remaining “non-credit” portion recognized through AOCI on our consolidated balance sheets. If the first two criteria are not met and there has not been an adverse change in cash flows, the impairment is considered temporary and the entire unrealized loss is recognized through AOCI on our consolidated balance sheets.
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
MSRs
We recognize MSRs through the retention of servicing rights associated with residential mortgage loans that we acquired and subsequently transferred to third parties when the transfer meets the GAAP criteria for sale accounting, or through the direct acquisition of MSRs sold by third parties.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 3. Summary of Significant Accounting Policies - (continued)

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
Restricted Cash
Restricted cash primarily includes cash held in association with borrowings from the Federal Home Loan Bank of Chicago, and cash associated with our risk sharing transactions with the Agencies, as well as principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities.
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
Changes in the fair values of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income through MSR income (loss), net if they are used to manage risks associated with our MSR investments, through Mortgage banking activities, net if they are used to manage risks associated with our mortgage banking activities, or through Investment fair value changes, net if they are used to manage risks associated with our investments. Valuation changes related to residential LPCs and FSCs are included in Mortgage banking activities, net on our consolidated statements of income.
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
December 31, 2016

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
TBA Agreements
TBA agreements are forward contracts to purchase mortgage-backed securities that will be issued by a U.S. government sponsored enterprise in the future. We purchase or sell these derivatives to offset - to varying degrees - changes in the values of mortgage products for which we have exposure to interest rate volatility.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 3. Summary of Significant Accounting Policies - (continued)

Other Assets and Other Liabilities
Other assets primarily consists of margin receivable, pledged collateral, FHLBC stock, guarantee asset, and REO. Other liabilities primarily consists of accrued compensation, guarantee obligations, margin payable, and residential loan and MSR repurchase reserves.
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
Agency Risk-Sharing - Other Assets and Liabilities
During 2014 and 2015, we entered into various risk-sharing arrangements with Fannie Mae and Freddie Mac. Under these arrangements, we committed to assume the first 1.00% or 2.25% (depending on the arrangement) of losses realized on reference pools of conforming residential mortgage loans that we acquired and then sold to the Agencies. As part of these risk sharing arrangements, during the 10 year term of our first Fannie Mae arrangement, we receive monthly cash payments from Fannie Mae based on the monthly outstanding unpaid principal balance of the reference pool of loans, and for our Freddie Mac and our subsequent Fannie Mae arrangements, the Agencies charged us a reduced guarantee fee for the reference loans we delivered to them in exchange for mortgage backed securities, which we then sold.
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
The guarantee obligations represent our commitments to assume losses under these arrangements, which at inception were recorded at fair value based on the fair value of the guarantee asset in the case of the first Fannie Mae arrangement, and the additional proceeds received that were attributable to the reduced guarantee fees for the Freddie Mac and subsequent Fannie Mae arrangements. We amortize the guarantee obligations over the 10 year terms of the arrangements based primarily on changes in the outstanding unpaid principal balance of loans in the reference pools, with a portion of the liabilities treated as a credit reserve that is not amortized into income. In addition, each period we assess the need for a separate loss allowance related to these arrangements, based on our estimate of credit losses inherent in the reference pools of loans.
Income from cash payments received under the first Fannie Mae risk sharing arrangement and income related to the amortization of the guarantee obligations of all three arrangements are recorded in other income, and market valuation changes of the guarantee asset are recorded in Investment fair value changes, net on our consolidated statements of income.
Our consolidated balance sheets include assets of the special purpose entities ("SPEs") associated with these risk sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs and liabilities of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2016 and December 31, 2015, assets of such SPEs totaled $49 million and $63 million, respectively, and liabilities of such SPEs totaled $22 million and $25 million, respectively.
See Note 15 for further discussion on loss contingencies — risk sharing.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Asset-Backed Securities Issued
ABS issued represents asset-backed securities issued by bankruptcy-remote entities consolidated by Redwood. These include certain Sequoia entities, the Residential Resecuritization and the Commercial Securitization. Assets at these entities are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors. ABS issued are generally carried at their unpaid principal balances net of any unamortized discount or premium and net of any unamortized deferred issuance costs. Upon adoption of ASU 2014-13 on January 1, 2015, we began to account for the ABS issued under our consolidated Sequoia entities at fair value, with periodic changes in fair value recorded in Investment fair value changes, net on our consolidated statements of income.
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
December 31, 2016

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
Convertible Notes
Convertible notes include unsecured convertible and exchangeable debt that are carried at their unpaid principal balance net of any unamortized deferred issuance costs. Interest on the notes is payable semiannually until such time the notes mature or are converted or exchanged into shares. If converted or exchanged by a holder, the holder of the notes would receive shares of our common stock.

Trust Preferred Securities and Subordinated Notes
Trust preferred securities and subordinated notes are carried at their unpaid principal balance net of any unamortized deferred issuance costs. This long-term debt is unsecured and interest is paid quarterly until it is redeemed in whole or matures at a future date.
Deferred Securities Issuance Costs
Securities issuance costs are expenses associated with the issuance of long-term debt, and certain ABS issued. These expenses typically include underwriting, rating agency, legal, accounting, and other fees. ABS issuance costs associated with liabilities reported at cost are deferred. Deferred securities issuance costs are included in the carrying value of the related securities issued and are amortized as an adjustment to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related securities issued.
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
Earnings per Common Share
Basic earnings per common share (“EPS”) is computed by dividing net income allocated to common shareholders by the weighted average common shares outstanding. Net income allocated to common shareholders represents net income less income allocated to participating securities (as described herein). Diluted EPS is computed by dividing income allocated to common shareholders by the weighted average common shares outstanding plus amounts representing the dilutive effect of share-based payment awards. In addition, if the assumed conversion or exchange of convertible or exchangeable debt into common shares is dilutive, diluted EPS is adjusted by adding back the periodic interest expense (net of any tax effects) associated with dilutive convertible or exchangeable debt to net income and adding the shares issued in an assumed conversion or exchange to the diluted weighted average share count.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 3. Summary of Significant Accounting Policies - (continued)

dividend equivalents. GAAP defines vested and unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents as participating securities that are included in computing EPS under the two-class method.
See Note 16 for further discussion on equity.
Incentive Plans
In May 2014, our shareholders approved the 2014 Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors, which replaced the 2002 Redwood Trust, Inc. Incentive Plan. The Incentive Plan provides for the grant of restricted stock, deferred stock, deferred stock units, performance-based awards (including performance stock units), dividend equivalents, stock payments, restricted stock units, and other types of awards to eligible participants. Long-term incentive awards granted under the Incentive Plan generally vest over a three- or four-year period. Awards made under the Incentive Plan to officers and other employees in lieu of the payment in cash of a portion of annual bonuses earned generally vest immediately, but are subject to a three-year mandatory holding period. Deferred stock units and restricted stock have attached dividend equivalent rights, resulting in the payment of dividend equivalents each time we pay a common stock dividend. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately. The cost of the awards is amortized over the vesting period on a straight-line basis. Upon adoption of ASU 2016-09, we elected to begin accounting for forfeitures on employee equity awards as they occur.
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
401(k) Plan
We offer a tax-qualified 401(k) Plan to all employees for retirement savings. Under this Plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) Plan contribution limit set forth by the Internal Revenue Service. We match some employee contributions to encourage participation and to provide a retirement planning benefit to employees. Plan matching contributions made by the Company for the years ended December 31, 2016, 2015, and 2014 were $0.6 million, $0.8 million, and $0.6 million, respectively. Vesting of the 401(k) Plan matching contributions is based on the employee’s tenure at the Company, and over time an employee becomes increasingly vested in matching contributions.
See Note 17 for further discussion on equity compensation plans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 3. Summary of Significant Accounting Policies - (continued)

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
See Note 21 for further discussion on taxes.
Recent Accounting Pronouncements
Newly Adopted Accounting Standards Updates ("ASUs")
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This new guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This new guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, and is required to be applied on a retrospective basis. We adopted this guidance, as required, in the first quarter of 2016 and now present our deferred securities issuance costs as a reduction of the related liabilities on our consolidated balance sheets for all periods presented. At December 31, 2016 and December 31, 2015, we included zero and $0.5 million, respectively, of deferred securities issuance costs as a reduction to our ABS issued and presented these amounts together as ABS issued, net on our consolidated balance sheets, and we included $7 million and $10 million, respectively, of deferred securities issuance costs as a reduction to our long-term debt and presented these amounts together as Long-term debt, net on our consolidated balance sheets.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This new guidance provides simplifications of the accounting for share-based payment transactions, including related income tax accounting, classification of awards, and classification on the statement of cash flows. In addition, this guidance permits the withholding of employee taxes related to the distribution of equity awards up to the maximum individual employee statutory tax rates. This new guidance is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. In the second quarter of 2016, we adopted this new guidance. Upon adoption, we elected to account for forfeitures on employee equity awards as they occur, rather than estimating expected forfeitures. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Other Recent Accounting Pronouncements
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." This new guidance amends previous guidance on how to classify and present changes in restricted cash on the statement of cash flows. This new guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. We plan to adopt this new guidance by the required date and we will modify the presentation of our cash flow statement as required.
In October 2016, the FASB issued ASU 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control." This new guidance amends the consolidation guidance on how a reporting entity, that is the single decision maker of a VIE, evaluates whether it is the primary beneficiary of a VIE. This new guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We plan to adopt this new guidance by the required date and we do not expect it will have a material impact on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 3. Summary of Significant Accounting Policies - (continued)

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
In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. This new guidance retains a dual lease accounting model, which requires leases to be classified as either operating or capital leases for lessees, for purposes of income statement recognition. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this new guidance by the required date and we are currently evaluating the impact that this update will have on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This new guidance amends accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This new guidance also amends certain disclosure requirements associated with the fair value of financial instruments and it is effective for fiscal years beginning after December 15, 2017. We plan to adopt this new guidance by the required date and we are currently evaluating the impact that this update will have on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of 2018 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2017. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This new ASU provides more specific guidance on certain aspects of Topic 606. Based on our initial evaluation of these new accounting standards, we do not expect that their adoption will have a material impact on our consolidated financial statements, as financial instruments are explicitly scoped out of the standard and nearly all of our income is generated from financial instruments. We will continue evaluating this new standard and caution that any changes in our business or additional amendments to this standard could change our initial assessment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at December 31, 2016 and December 31, 2015.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2016 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$24,980	$—	$24,980	$(7,736)	$(4,784)	$12,460
TBAs	8,300	—	8,300	(3,936)	(4,364)	—
Total Assets	$33,280	$—	$33,280	$(11,672)	$(9,148)	$12,460

Liabilities (2)
Interest rate agreements	$(56,919)	$—	$(56,919)	$7,736	$49,183	$—
TBAs	(4,681)	—	(4,681)	3,936	—	(745)
Futures	(928)	—	(928)	—	928	—
Loan warehouse debt	(485,544)	—	(485,544)	485,544	—	—
Security repurchase agreements	(305,995)	—	(305,995)	305,995	—	—
Total Liabilities	$(854,067)	$—	$(854,067)	$803,211	$50,111	$(745)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

(2)
Interest rate agreements, TBAs, credit default index swaps, and futures are components of derivatives instruments on our consolidated balances sheets. Loan warehouse debt, which is secured by residential and commercial mortgage loans, and security repurchase agreements are components of Short-term debt on our consolidated balance sheets.

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
December 31, 2016

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
Analysis of Consolidated VIEs
As of December 31, 2016, we consolidated certain Sequoia securitization entities issued prior to 2012 that we determined were VIEs and for which we determined we were the primary beneficiary. As discussed in Note 2, we previously consolidated our Commercial Securitization through the second quarter of 2016 and our Residential Resecuritization through the fourth quarter of 2015. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Principles of Consolidation - (continued)

The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

December 31, 2016	Sequoia Entities	Commercial Securitization	Total
(Dollars in Thousands)
Residential loans, held-for-investment	$791,636	$—	$791,636
Restricted cash	148	—	148
Accrued interest receivable	1,000	—	1,000
Other assets	5,533	—	5,533
Total Assets	$798,317	$—	$798,317
Accrued interest payable	$518	$—	$518
Asset-backed securities issued	773,462	—	773,462
Total Liabilities	$773,980	$—	$773,980

Number of VIEs	20	—	20

December 31, 2015	Sequoia Entities	Commercial Securitization	Total
(Dollars in Thousands)
Residential loans, held-for-investment	$1,021,870	$—	$1,021,870
Commercial loans, held-for-investment	—	166,016	166,016
Restricted cash	228	137	365
Accrued interest receivable	1,131	1,297	2,428
Other assets	4,895	—	4,895
Total Assets	$1,028,124	$167,450	$1,195,574
Accrued interest payable	$555	$249	$804
Accrued expenses and other liabilities	100	—	100
Asset-backed securities issued, net	996,820	53,137	1,049,957
Total Liabilities	$997,475	$53,386	$1,050,861

Number of VIEs	21	1	22
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Principles of Consolidation - (continued)

Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 29 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
During the years ended December 31, 2016 and 2015, we transferred residential loans to three and four Sequoia securitization entities sponsored by us, respectively, and accounted for these transfers as sales for financial reporting purposes. The following table presents information related to securitization transactions that occurred during the years ended December 31, 2016 and 2015.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2016	2015
Principal balance of loans transferred	$1,036,584	$1,375,532
Trading securities retained, at fair value	3,573	252,222
AFS securities retained, at fair value	5,554	7,852
MSRs recognized	6,451	8,202
The following table summarizes the cash flows during the years ended December 31, 2016 and 2015 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2016	2015
Proceeds from new transfers	$1,057,688	$1,139,052
MSR fees received	13,842	14,874
Funding of compensating interest	(338)	(363)
Cash flows received on retained securities	30,191	43,460

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Principles of Consolidation - (continued)

The following table presents the key weighted average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during 2016 and 2015.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Year Ended December 31, 2016			Year Ended December 31, 2015
At Date of Securitization	MSRs	Senior Securities	Subordinate Securities	MSRs	Senior Securities	Subordinate Securities
Prepayment rates	21%	N/A	15%	14%	10%	8%
Discount rates	11%	N/A	6%	11%	3%	6%
Credit loss assumptions	N/A	N/A	0.25%	N/A	0.12%	0.24%
The following table presents additional information at December 31, 2016 and December 31, 2015, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	December 31, 2016	December 31, 2015
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$41,909	$258,697
Subordinate securities, classified as AFS	234,025	272,715
Mortgage servicing rights	58,800	56,984
Maximum loss exposure (1)	$334,734	$588,396
Assets transferred:
Principal balance of loans outstanding	$6,870,398	$7,318,167
Principal balance of loans 30+ days delinquent	21,427	18,300

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
December 31, 2016

Note 4. Principles of Consolidation - (continued)

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at December 31, 2016 and December 31, 2015.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

December 31, 2016	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2016	$58,800	$26,618	$249,317
Expected life (in years) (2)	7	6	12
Prepayment speed assumption (annual CPR) (2)	11%	8%	12%
Decrease in fair value from:
10% adverse change	$2,226	$1,075	$997
25% adverse change	5,284	2,569	2,494
Discount rate assumption (2)	11%	8%	6%
Decrease in fair value from:
100 basis point increase	$2,088	$1,105	$19,574
200 basis point increase	4,032	2,128	36,574
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$19	$1,174
25% higher losses	N/A	49	2,933

December 31, 2015	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2015	$56,984	$248,570	$282,842
Expected life (in years) (2)	7	5	12
Prepayment speed assumption (annual CPR) (2)	11%	10%	12%
Decrease in fair value from:
10% adverse change	$2,868	$2,042	$901
25% adverse change	6,119	4,810	2,278
Discount rate assumption (2)	11%	5%	6%
Decrease in fair value from:
100 basis point increase	$2,711	$10,029	$21,981
200 basis point increase	4,745	19,365	41,156
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$35	$1,244
25% higher losses	N/A	86	3,129

(1)	Senior securities included $27 million and $31 million of interest only securities at December 31, 2016 and December 31, 2015, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 4. Principles of Consolidation - (continued)

Analysis of Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at December 31, 2016, grouped by security type.
Table 4.7 – Third-Party Sponsored VIE Summary

(Dollars in Thousands)	December 31, 2016
Mortgage Backed Securities
Senior	$146,995
Re-REMIC	85,479
Subordinate	510,030
Total Investments in Third-Party Sponsored VIEs	$742,504
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
December 31, 2016

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2016 and December 31, 2015.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$834,193	$834,193	$1,114,305	$1,114,305
At lower of cost or fair value	1,206	1,365	1,433	1,635
Residential loans, held-for-investment
At fair value	3,052,652	3,052,652	2,813,065	2,813,065
Commercial loans, held-for-sale
At fair value	—	—	39,141	39,141
At lower of cost or fair value	2,700	2,700	—	—
Commercial loans, held-for-investment
At fair value	—	—	67,657	67,657
At amortized cost	—	—	295,849	300,824
Trading securities	445,687	445,687	404,011	404,011
Available-for-sale securities	572,752	572,752	829,245	829,245
MSRs	118,526	118,526	191,976	191,976
Cash and cash equivalents	212,844	212,844	220,229	220,229
Restricted cash	8,623	8,623	5,567	5,567
Accrued interest receivable	18,454	18,454	23,290	23,290
Derivative assets	36,595	36,595	16,393	16,393
REO (1)	5,533	5,560	4,896	5,282
Margin receivable (1)	68,038	68,038	83,191	83,191
FHLBC stock (1)	43,393	43,393	34,437	34,437
Guarantee asset (1)	4,092	4,092	5,697	5,697
Pledged collateral (1)	42,875	42,875	53,600	53,600
Liabilities
Short-term debt	$791,539	$791,539	$1,855,003	$1,855,003
Accrued interest payable	9,608	9,608	8,936	8,936
Margin payable	12,783	12,783	6,415	6,415
Guarantee obligation	21,668	22,181	22,704	22,702
Derivative liabilities	66,329	66,329	62,794	62,794
ABS issued, net (2)
Fair value	773,462	773,462	996,820	996,820
Amortized cost	—	—	52,595	53,137
FHLBC long-term borrowings	1,999,999	1,999,999	1,343,023	1,343,023
Commercial secured borrowings	—	—	63,152	63,152
Convertible notes, net (2)	482,195	493,365	483,119	461,053
Trust preferred securities and subordinated notes, net (2)	138,489	96,255	138,443	83,700

(1)	These assets are included in Other assets on our consolidated balance sheets.

(2)
On January 1, 2016, we adopted ASU 2015-03 and began to present ABS issued, convertible notes, and trust preferred securities and subordinated notes, each net of deferred debt issuance costs. See Note 3 for further discussion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 5. Fair Value of Financial Instruments - (continued)

During the years ended December 31, 2016 and 2015, we elected the fair value option for $5 million and $236 million of residential senior securities, $288 million and $164 million of subordinate securities, $4.85 billion and $10.21 billion of residential loans (principal balance), $38 million and $618 million of commercial loans (principal balance), and $25 million and $95 million of MSRs, respectively. We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to securitizations as well as for MSRs purchased or retained from sales of residential loans.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at December 31, 2016 and December 31, 2015, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2016	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$3,886,845	$—	$—	$3,886,845
Trading securities	445,687	—	—	445,687
Available-for-sale securities	572,752	—	—	572,752
Derivative assets	36,595	8,300	24,980	3,315
MSRs	118,526	—	—	118,526
Pledged collateral	42,875	42,875	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	4,092	—	—	4,092

Liabilities
Derivative liabilities	$66,329	$5,609	$56,919	$3,801
ABS issued	773,462	—	—	773,462

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2016 and December 31, 2015.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets							Liabilities
	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives (1)	Commercial Secured Borrowings	ABS Issued
(In Thousands)
Beginning balance - December 31, 2015	$3,797,551	$106,798	$404,011	$829,245	$191,976	$5,697	$3,208	$63,152	$996,820
Acquisitions	4,747,564	37,625	292,875	34,520	25,362	—	—	—	—
Sales	(3,813,538)	(81,523)	(244,219)	(252,696)	(62,440)	—	—	—	—
Principal paydowns	(806,081)	(476)	(17,827)	(62,229)	—	—	—	(306)	(208,215)
Gains (losses) in net income, net	(33,893)	2,791	10,847	48,399	(36,372)	(1,605)	30,193	2,369	(8,275)
Unrealized losses in OCI, net	—	—	—	(24,487)	—	—	—	—	—
Other settlements, net (2)	(4,758)	(65,215)	—	—	—	—	(33,887)	(65,215)	(6,868)
Ending balance - December 31, 2016	$3,886,845	$—	$445,687	$572,752	$118,526	$4,092	$(486)	$—	$773,462

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 5. Fair Value of Financial Instruments - (continued)

	Assets							Liabilities
(In Thousands)	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives (1)	Commercial Secured Borrowings	ABS Issued
Beginning balance - December 31, 2014	$1,677,984	$237,496	$111,606	$1,267,624	$139,293	$7,201	$1,119	$66,707	$—
Transfer to FVO (3)	1,370,699	—	—	—	—	—	—	—	1,302,216
Acquisitions	5,231,532	617,519	399,990	33,370	95,281	—	—	—	—
Sales	(3,857,807)	(754,636)	(83,038)	(366,373)	(18,206)	—	—	—	(1,362)
Principal paydowns	(612,473)	(780)	(7,245)	(131,387)	—	—	—	(593)	(312,800)
Gains (losses) in net income, net	(6,071)	7,199	(17,302)	72,612	(24,392)	(1,377)	60,823	(3,011)	8,366
Unrealized gains in OCI, net	—	—	—	(46,961)	—	—	—	—	—
Other settlements, net (2)	(6,313)	—	—	360	—	(127)	(58,734)	49	400
Ending balance - December 31, 2015	$3,797,551	$106,798	$404,011	$829,245	$191,976	$5,697	$3,208	$63,152	$996,820

(1)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.

(2)
Other settlements, net for derivatives represents the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans. For commercial secured borrowings and commercial loans, the reduction in 2016 represents the derecognition of our commercial secured borrowings and related commercial A-note investments upon sale of the associated B-notes.

(3)	Upon adoption of ASU 2014-13 on January 1, 2015, loans held-for-investment in, and ABS issued by, consolidated financial entities are now recorded at fair value. See Note 3 for further discussion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at December 31, 2016, 2015, and 2014. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the years ended December 31, 2016, 2015, and 2014 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2016, 2015, and 2014 Included in Net Income

	Included in Net Income
	Years Ended December 31,
(In Thousands)	2016	2015	2014
Assets
Residential loans at Redwood	$(17,370)	$(5,541)	$16,512
Residential loans at consolidated Sequoia entities	(14,391)	7,422	—
Commercial loans	—	(2,620)	3,357
Trading securities	7,184	(13,391)	(25,216)
Available-for-sale securities	(368)	(246)	(434)
MSRs	42,964	(3,471)	(15,239)
Loan purchase commitments	—	4,252	1,119
Other assets - Guarantee asset	(1,605)	(1,504)	—

Liabilities
Loan purchase commitments	$(486)	$—	$—
Commercial secured borrowing	—	3,011	2,033
ABS issued	8,275	(8,366)	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents information on assets recorded at fair value on a non-recurring basis at December 31, 2016 and December 31, 2015. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at December 31, 2016 and December 31, 2015.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

					Gain (Loss) for Year Ended
December 31, 2016	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2016
Assets
Residential loans, at lower of cost or fair value	$867	$—	$—	$867	$(17)
Commercial loans, at lower of cost or fair value	2,700	—	—	2,700	(300)
REO	5,207	—	—	5,207	(1,831)

					Gain (Loss) for Year Ended
December 31, 2015	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2015
Assets
Residential loans, at lower of cost or fair value	$1,096	$—	$—	$1,096	$3
REO	2,395	—	—	2,395	(764)
Liabilities
Guarantee obligation	4,414	—	—	4,414	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the years ended December 31, 2016, 2015, and 2014.
Table 5.6 – Market Valuation Gains and Losses, Net

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$5,786	$3,712	$51,312
Residential loan purchase and forward sale commitments	25,613	50,234	13,891
Commercial loans, at fair value (1)	433	10,265	20,788
Sequoia securities	1,455	(15,261)	(23,839)
Risk management derivatives, net	3,158	(42,468)	(31,167)
Total mortgage banking activities, net (2)	$36,445	$6,482	$30,985
Investment Fair Value Changes, Net
Residential loans held-for-investment at Redwood	(23,102)	(6,337)	(697)
Trading securities	9,666	(2,019)	(358)
Valuation adjustments on commercial loans held-for-sale	(307)	—	—
Net investments in consolidated Sequoia entities	(4,200)	(1,192)	(894)
Risk sharing investments	(1,151)	(1,886)	104
Risk management derivatives, net	(9,112)	(9,677)	(7,792)
Impairments on AFS securities	(368)	(246)	(565)
Total investment fair value changes, net	$(28,574)	$(21,357)	$(10,202)
MSR Income (Loss), Net
MSRs	$(36,372)	$(24,392)	$(21,081)
Risk management derivatives, net	15,584	(12,708)	—
Total MSR loss, net (3)	$(20,788)	$(37,100)	$(21,081)
Total Market Valuation Gains (Losses), Net	$(12,917)	$(51,975)	$(298)

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

(3)
MSR income (loss), net presented above does not include net fee income or provisions for repurchases that are components of MSR income (loss), net on our consolidated statements of income, as these amounts do not represent market valuation adjustments. In addition, we did not specifically identify derivatives used to hedge MSRs prior to the second quarter of 2015. See Note 2 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Valuation Process
We estimate fair values for financial assets or liabilities based on available inputs observed in the marketplace as well as unobservable inputs. We primarily use two pricing valuation techniques: market comparable pricing and discounted cash flow analysis. Market comparable pricing is used to determine the estimated fair value of certain instruments by incorporating known inputs and performance metrics, such as observed prepayment rates, delinquencies, severities, credit support, recent transaction prices, pending transactions, or prices of other similar instruments. Discounted cash flow analysis techniques generally consist of developing an estimate of future cash flows that are expected to occur over the life of an instrument and then discounting those cash flows at a rate of return that results in an estimate of fair value. After considering all available indications of the appropriate rate of return that market participants would require, we consider the reasonableness of the range indicated by the results to determine an estimate that is most representative of fair value. We also consider counterparty credit quality and risk as part of our fair value assessments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 5. Fair Value of Financial Instruments - (continued)

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

December 31, 2016	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets

Residential loans, at fair value:

Jumbo fixed rate loans	$2,871,120	Whole loan spread to TBA price	$3.05	-	$4.06		$3.94
		Whole loan spread to swap rate	275	-	305	bps	304	bps

Jumbo hybrid loans	50,974	Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate	135	-	275	bps	168	bps

Jumbo loans committed to sell	173,114	Whole loan committed sales price	$99.98	-	$102.06		$100.61

Loans held by consolidated Sequoia entities (1)	791,636	Liability price			N/A		N/A

Residential loans, at lower of cost or fair value	867	Loss severity	15	-	30%		20%

Trading and AFS securities	1,018,439	Discount rate	4	-	12%		7%
		Prepayment rate (annual CPR)	1	-	57%		20%
		Default rate	0	-	35%		2%
		Loss severity	20	-	65%		22%
		Credit support	0	-	48%		3%

MSRs	118,526	Discount rate	10	-	11%		10%
		Prepayment rate (annual CPR)	5	-	11%		9%
		Per loan annual cost to service	$72	-	$82		$77

Guarantee asset	4,092	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	10	-	10%		10%

REO	5,207	Loss severity	1	-	100%		24%

Liabilities

Loan purchase commitments, net (2)	486	MSR multiple	0.9	-	5.4	x	3.6	x
		Pull-through rate	12	-	100%		75%
		Whole loan spread to TBA price	$2.66	-	$4.06		$3.98
		Whole loan spread to swap rate - fixed rate	275	-	305	bps	305	bps
		Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate - hybrid	135	-	275	bps	163	bps

ABS issued (1)	773,462	Discount rate	4	-	8%		5%
		Prepayment rate (annual CPR)	1	-	20%		15%
		Default rate	1	-	12%		7%
		Loss severity	20	-	32%		27%
		Credit support	—	-	34%		9%

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
December 31, 2016

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
Residential loans
Estimated fair values for residential loans are determined using models that incorporate various observable inputs, including pricing information from recent whole loan sales and securitizations. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed TBA prices and indexed swap rates for fixed-rate loans and indexed swap rates for hybrid loans (Level 3). Pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices for senior RMBS, indexed swap rates for subordinate RMBS, and credit support levels (Level 3). Other unobservable inputs also include assumed future prepayment rates. Observable inputs include benchmark interest rates, swap rates, and TBA prices. At December 31, 2016, our jumbo fixed-rate loans that were not committed to sell were priced exclusively using whole loan sale inputs. These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions.
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
Real estate securities
Real estate securities include residential, commercial, and other asset-backed securities that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators that are factored into the analysis include bid/ask spreads, the amount and timing of credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate, loss severity and credit support. The estimated fair value of our securities would generally decrease based upon an increase in default rates, serious delinquencies, or a decrease in prepayment rates or credit support.
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at December 31, 2016, we received dealer price indications on 67% of our securities, representing 78% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
LPC fair values for conforming loans are estimated based on quoted Agency MBS prices, estimates of the fair value of the MSRs we expect to retain in the sale of the loans, and the probability that the mortgage loan will be purchased (Level 3). FSC fair values for conforming loans are obtained using quoted Agency prices. LPC fair values for jumbo loans are estimated based on the estimated fair values of the underlying loans (as described in "Residential loans" above) as well as the probability that the mortgage loan will be purchased (the "Pull-through rate") (Level 3).
For other derivatives, valuations are based on various factors such as liquidity, bid/ask spreads, and credit considerations for which we rely on available market inputs. In the absence of such inputs, management’s best estimate is used (Level 3).
MSRs
MSRs include the rights to service jumbo and conforming residential mortgage loans. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Estimated fair values are based on applying the inputs to generate the net present value of estimated future MSR income (Level 3). These discounted cash flow models utilize certain significant unobservable inputs including market discount rates, assumed future prepayment rates of serviced loans, and the market cost of servicing. An increase in these unobservable inputs would generally reduce the estimated fair value of the MSRs.
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
Guarantee Asset
The guarantee asset represents the estimated fair value of cash flows we are contractually entitled to receive related to a risk sharing arrangement with Fannie Mae. Significant inputs in the valuation analysis are Level 3, due to the nature of this asset and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant unobservable inputs include assumed future prepayment rates and market discount rate (Level 3). An increase in prepayment rates or discount rate would generally reduce the estimated fair value of the guarantee asset.
Pledged Collateral
Pledged collateral consists of cash and U.S. Treasury securities held by a custodian in association with certain agreements we have entered into. Treasury securities are carried at their fair value, which is determined using quoted prices in active markets (Level 1).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Guarantee Obligations
In association with our risk sharing transactions with the Agencies, we have made certain guarantees. These obligations are initially recorded at fair value and subsequently carried at amortized cost. Fair values of guarantee obligations are determined using internal models that incorporate certain significant inputs that are considered unobservable and are therefore Level 3 in nature. Pricing inputs include assumed future prepayment rates, credit losses, and market discount rates. An increase in discount rates or loss rates, or a decrease in prepayment rates, would reduce the estimated fair value of the guarantee obligations.
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
December 31, 2016

Note 5. Fair Value of Financial Instruments - (continued)

Convertible notes
Convertible notes include unsecured convertible and exchangeable senior notes. Fair values are determined using quoted prices in generally active markets (Level 2).
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
Note 6. Residential Loans
We acquire residential loans from third-party originators. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at December 31, 2016 and December 31, 2015.
Table 6.1 – Classifications and Carrying Values of Residential Loans

December 31, 2016
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale
At fair value - jumbo	$834,193	$—	$834,193
At lower of cost or fair value - jumbo	1,206	—	1,206
Total held-for-sale	835,399	—	835,399
Held-for-investment
At fair value - jumbo	2,261,016	791,636	3,052,652
Total Residential Loans	$3,096,415	$791,636	$3,888,051

December 31, 2015
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale
At fair value - conforming	$129,819	$—	$129,819
At fair value - jumbo	984,486	—	984,486
At lower of cost or fair value - jumbo	1,433	—	1,433
Total held-for-sale	1,115,738	—	1,115,738
Held-for-investment
At fair value - jumbo	1,791,195	1,021,870	2,813,065
Total Residential Loans	$2,906,933	$1,021,870	$3,928,803
At December 31, 2016, we owned mortgage servicing rights associated with $2.32 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 6. Residential Loans - (continued)

Residential Loans Held-for-Sale
At Fair Value
At December 31, 2016, we owned 1,114 loans held-for-sale at fair value with an aggregate unpaid principal balance of $0.83 billion and a fair value of $0.83 billion, compared to 1,763 loans with an aggregate unpaid principal balance of $1.09 billion and a fair value of $1.11 billion at December 31, 2015. At December 31, 2016, none of these loans were greater than 90 days delinquent or in foreclosure. At December 31, 2015, one of these loans with a fair value of $1 million was greater than 90 days delinquent and one of these loans with a fair value of $1 million was in foreclosure.
During the years ended December 31, 2016 and 2015, we purchased $4.85 billion and $10.21 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $4.04 billion and $9.04 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $6 million and $4 million, respectively, through Mortgage banking activities, net on our consolidated statements of income. At December 31, 2016, loans held-for-sale with a market value of $534 million were pledged as collateral under short-term borrowing agreements.
At Lower of Cost or Fair Value
At December 31, 2016 and December 31, 2015, we held seven and nine residential loans, respectively, at the lower of cost or fair value with $2 million in outstanding principal balance for both periods and a carrying value of $1 million for both periods. At December 31, 2016, one of these loans with an unpaid principal balance of $0.3 million was greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2015, one of these loans with an unpaid principal balance of $0.4 million was greater than 90 days delinquent and one of these loans with an unpaid principal balance of $0.1 million was in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At December 31, 2016, we owned 3,068 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.23 billion and a fair value of $2.26 billion, compared to 2,398 loans with an aggregate unpaid principal balance of $1.76 billion and a fair value of $1.79 billion at December 31, 2015. At December 31, 2016, one of these loans was greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2015, none of these loans were greater than 90 days delinquent or in foreclosure.
During the years ended December 31, 2016 and 2015, we transferred loans with a fair value of $1.06 billion and $1.50 billion, respectively, from held-for-sale to held-for-investment. During the years ended December 31, 2016 and 2015, we transferred loans with a fair value of $56 million and $143 million, respectively, from held-for-investment to held-for-sale.
During the years ended December 31, 2016 and 2015, we recorded net market valuation losses of $23 million and $6 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At December 31, 2016, loans with a fair value of $2.25 billion were pledged as collateral under a borrowing agreement with the FHLBC.
The outstanding loans held-for-investment at Redwood at December 31, 2016 were prime-quality, first lien loans, of which 89% were originated between 2014 and 2016, 5% were originated in 2013, and 6% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 773 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 65% (at origination). At December 31, 2016, these loans were comprised of 99.5% fixed-rate loans with a weighted average coupon of 4.10%, and the remainder were hybrid or ARM loans with a weighted average coupon of 3.83%.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 6. Residential Loans - (continued)

At Consolidated Sequoia Entities
At December 31, 2016, we owned 3,735 held-for-investment loans at consolidated Sequoia entities, with an aggregate unpaid principal balance of $887 million and a fair value of $792 million, as compared to 4,545 loans at December 31, 2015 with an aggregate unpaid balance of $1.12 billion and a fair value of $1.02 billion. At origination, the weighted average FICO score of borrowers backing these loans was 728, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality.
At December 31, 2016 and December 31, 2015, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $19 million and $27 million, respectively, and the unpaid principal balance of loans in foreclosure was $11 million and $32 million, respectively. During the years ended December 31, 2016 and 2015, we recorded a net market valuation loss of $14 million and a net market valuation gain of $7 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income.
Residential Loan Characteristics
The following table presents the geographic concentration of residential loans recorded on our consolidated balance sheets at December 31, 2016 and 2015.
Table 6.2 – Geographic Concentration of Residential Loans

	December 31, 2016			December 31, 2015
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment at Sequoia	Held-for- Investment at FVO	Held-for-Sale	Held-for- Investment at Sequoia	Held-for- Investment at FVO
California	40%	18%	42%	41%	18%	39%
Texas	9%	6%	10%	9%	6%	11%
Washington	8%	2%	4%	6%	2%	3%
Colorado	4%	3%	4%	5%	3%	5%
Florida	3%	14%	5%	4%	14%	4%
Virginia	2%	3%	3%	3%	3%	4%
Georgia	2%	5%	1%	3%	5%	1%
Massachusetts	2%	2%	4%	2%	2%	4%
New York	2%	8%	4%	1%	8%	5%
Other states (none greater than 5%)	28%	39%	23%	26%	39%	24%
Total	100%	100%	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 6. Residential Loans - (continued)

The following table displays the loan product type and accompanying loan characteristics of residential loans recorded on our consolidated balance sheets at December 31, 2016 and 2015.
Table 6.3 – Product Types and Characteristics of Residential Loans

December 31, 2016
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Redwood (1):
Hybrid ARM loans
$251	to	$500	1	3.63%	to	3.63%	2044-07	-	2044-07	264	—	—
$501	to	$750	4	2.88%	to	4.65%	2040-09	-	2045-10	2,722	—	—
$751	to	$1,000	2	3.50%	to	4.00%	2045-09	-	2045-10	1,726	—	—
	over	$1,000	4	3.00%	to	4.20%	2040-10	-	2045-10	5,545	—	—
			11							10,257	—	—
Fixed loans
$—	to	$250	26	3.67%	to	5.08%	2039-04	-	2045-10	4,643	—	237
$251	to	$500	633	2.80%	to	5.13%	2028-02	-	2046-12	278,560	264	—
$501	to	$750	1,306	2.75%	to	6.25%	2027-09	-	2046-12	807,714	2,803	—
$751	to	$1,000	690	2.75%	to	5.63%	2027-07	-	2046-12	597,002	—	—
	over	$1,000	402	2.80%	to	5.00%	2027-04	-	2047-01	535,621	1,232	—
			3,057							2,223,540	4,299	237
Total HFI at Redwood:			3,068							$2,233,797	$4,299	$237
Held-for-Investment at Sequoia:
ARM loans:
$—	to	$250	2,623	0.63%	to	5.60%	2019-02	-	2035-11	$297,646	$9,158	$7,410
$251	to	$500	694	0.25%	to	5.75%	2019-12	-	2036-05	241,253	9,177	10,059
$501	to	$750	203	0.88%	to	3.89%	2024-05	-	2035-09	121,919	5,812	5,069
$751	to	$1,000	100	0.63%	to	3.00%	2022-01	-	2035-07	86,988	2,750	3,322
	over	$1,000	78	0.25%	to	3.75%	2027-03	-	2036-05	121,484	4,790	4,306
			3,698							869,290	31,687	30,166
Hybrid ARM loans:
$—	to	$250	4	3.00%	to	3.00%	2033-09	-	2034-06	453	—	—
$251	to	$500	18	2.63%	to	3.13%	2033-07	-	2034-12	6,516	—	—
$501	to	$750	13	2.75%	to	3.13%	2033-07	-	2034-12	8,483	669	—
$751	to	$1,000	1	3.13%	to	3.13%	2033-08	-	2033-08	751	—	—
	over	$1,000	1	3.00%	to	3.00%	2033-09	-	2033-09	1,488	—	—
			37							17,691	669	—
Total HFI at Sequoia:			3,735							$886,981	$32,356	$30,166
Held-for-Sale:
ARM loans
$61	to	$396	6	1.88%	to	2.75%	2033-10	-	2032-11	$882	$—	$300
Hybrid ARM loans
$2	to	$1,947	173	2.50%	to	6.00%	2037-06	-	2047-01	144,174	—	—
Fixed loans
$404	to	$1,997	942	2.99%	to	6.25%	2026-12	-	2047-01	688,329	—	—
Total Held-for-Sale			1,121							$833,385	$—	$300

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 6. Residential Loans - (continued)

December 31, 2015
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Redwood (1):
ARM loans:
$251	to	$500	2	3.63%	to	3.75%	2044-07	-	2044-07	$563	$—	$—
$501	to	$750	2	3.50%	to	3.50%	2045-09	-	2045-10	1,671	—	—
$751	to	$1,000	1	3.63%	to	3.63%	2044-08	-	2044-08	1,267	—	—
			5							3,501	—	—
Hybrid ARM loans
$251	to	$500	7	2.88%	to	3.88%	2044-01	-	2044-09	2,963	—	—
$501	to	$750	28	2.63%	to	4.90%	2040-09	-	2044-10	17,514	—	—
$751	to	$1,000	15	2.75%	to	5.05%	2039-05	-	2044-11	12,994	—	—
	over	$1,000	6	2.88%	to	5.20%	2039-04	-	2044-12	8,797	—	—
			56							42,268	—	—
Fixed loans
$—	to	$250	29	3.64%	to	5.38%	2039-04	-	2045-10	5,295	242	—
$251	to	$500	484	3.13%	to	5.13%	2029-07	-	2045-12	212,732	913	—
$501	to	$750	959	2.94%	to	5.25%	2026-11	-	2045-12	595,863	3,213	—
$751	to	$1,000	552	2.90%	to	5.00%	2024-01	-	2045-12	480,557	989	—
	over	$1,000	313	3.14%	to	5.00%	2027-04	-	2045-12	418,774	—	—
			2,337							1,713,221	5,357	—
Total HFI at Redwood:			2,398							$1,758,990	$5,357	$—
Held-for-Investment at Sequoia:
ARM loans:
$—	to	$250	3,133	0.38%	to	5.16%	2013-02	-	2035-11	$355,415	$10,661	$13,078
$251	to	$500	858	—%	to	5.63%	2013-12	-	2036-05	296,425	9,620	15,345
$501	to	$750	269	0.63%	to	4.66%	2014-05	-	2035-09	161,273	4,578	7,209
$751	to	$1,000	135	0.38%	to	2.38%	2019-02	-	2035-07	118,983	3,586	8,473
	over	$1,000	109	—%	to	2.63%	2022-01	-	2036-05	169,492	1,341	14,718
			4,504							1,101,588	29,786	58,823
Hybrid ARM loans:
$—	to	$250	3	2.75%	to	2.88%	2033-09	-	2034-06	317	—	—
$251	to	$500	20	2.63%	to	2.88%	2033-07	-	2034-12	7,523	—	—
$501	to	$750	15	2.63%	to	2.88%	2033-08	-	2034-12	9,874	542	—
$751	to	$1,000	2	2.75%	to	2.75%	2033-07	-	2033-08	1,547	—	—
	over	$1,000	1	2.75%	to	2.75%	2033-09	-	2033-09	1,566	—	—
			41							20,827	542	—
Total HFI at Sequoia:			4,545							$1,122,415	$30,328	$58,823
Held-for-Sale:
ARM loans
$64	to	$1,298	14	1.50%	to	4.00%	2032-11	-	2045-12	$5,258	$—	$415
Hybrid ARM loans
$164	to	$1,989	356	2.50%	to	4.25%	2037-06	-	2046-01	276,457	2,249	—
Fixed loans
$30	to	$2,332	1,402	2.75%	to	5.25%	2025-09	-	2046-01	809,803	2,097	1,437
Total Held-for-Sale			1,772							$1,091,518	$4,346	$1,852

(1)
Rate is net of servicing fee for consolidated loans for which we do not own the MSR. For borrowers whose current rate is less than the applicable servicing fee, the rate shown in the table above is zero.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Activity in the Allowance for Loan Losses on Residential Loans
The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2016, 2015, and 2014.
Table 6.4 – Allowance for Loan Losses

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Balance at beginning of period	$—	$21,338	$25,427
Charge-offs, net	—	—	(4,966)
Provision for loan losses	—	—	877
Other adjustments (1)	—	(21,338)	—
Balance at End of Period	$—	$—	$21,338

(1)	Upon adoption of ASU 2014-13 on January 1, 2015, we began to record loans held-for-investment at consolidated Sequoia entities at fair value. See Note 3 for further discussion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 7. Commercial Loans
We invest in commercial loans that we historically originated or acquired. In February 2016, we ceased originating commercial loans and in June 2016, we engaged a broker to sell our commercial loan portfolio. As a result, we reclassified most of our loans from held-for-investment to held-for-sale. As discussed further below, during the second half of 2016, we sold all but one of our commercial loans. The following table summarizes the classifications and carrying value of commercial loans at December 31, 2016 and December 31, 2015.
Table 7.1 – Classifications and Carrying Value of Commercial Loans

(In Thousands)	December 31, 2016	December 31, 2015
Held-for-sale
At fair value	$—	$39,141
At lower of cost or fair value	2,700	—
Held-for-investment
At fair value	—	67,657
At amortized cost	—	295,849
Total Commercial Loans	$2,700	$402,647
Of the held-for-investment commercial loans at amortized cost shown above at December 31, 2016 and December 31, 2015, zero and $166 million, respectively, were financed through the Commercial Securitization entity, and zero and $135 million, respectively, were pledged as collateral under short-term borrowing arrangements.
Commercial Loans Held-for-Sale
At Fair Value
In June 2016, we transferred commercial mezzanine loans with an unpaid principal balance of $67 million and a carrying value of $70 million from held-for-investment at fair value to held-for-sale at fair value. During the third quarter of 2016, we sold and derecognized all of our remaining commercial loans held-for-sale at fair value. At December 31, 2015, commercial loans held-for-sale at fair value included four senior commercial mortgage loans with an aggregate outstanding principal balance of $39 million and an aggregate fair value of $39 million.
During the years ended December 31, 2016 and 2015, we originated $38 million and $618 million (principal balance), respectively, of senior commercial loans for which we elected the fair value option and sold $76 million and $741 million (principal balance), respectively, of loans to third parties. During the years ended December 31, 2016 and 2015, we recorded net market valuation gains of $0.4 million and $10 million, respectively, on senior commercial mortgage loans for which we elected the fair value option through Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 7. Commercial Loans - (continued)

At Lower of Cost or Fair Value
Commercial loans held-for-sale at the lower of cost or fair value primarily include mezzanine loans that are secured by a borrower’s ownership interest in a single purpose entity that owns commercial property. At December 31, 2016, we held one commercial loan at the lower of cost or fair value with $3 million in outstanding principal balance, a carrying value of $3 million, and an estimated net fair value of $3 million.
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
During the third quarter of 2016, we entered into an agreement with a third party to sell most of our remaining commercial mezzanine loans and, as of December 31, 2016, had completed the sale of loans with a principal balance of $218 million, for which we recorded gains of $5 million through Realized gains, net on our consolidated statements of income. At December 31, 2016, we held one loan with a carrying value of $3 million. During the third quarter of 2016, this loan experienced a technical default and we recorded a valuation adjustment of $0.3 million through Investment fair value changes, net on our consolidated statements of income. During the fourth quarter of 2016, this loan's default was cured through a forbearance. In addition, during 2016, $16 million of lower of cost or fair value loans prepaid, resulting in yield maintenance fees of $2 million.
Commercial Loans Held-for-Investment
At Fair Value
Commercial loans held-for-investment at fair value included senior mortgage loans for which we elected the fair value option and split into senior A-notes and junior B-notes. Although the A-notes for each of the loans were sold, the transfers did not qualify for sale accounting treatment and we treated the sales as secured borrowings. We carried the A-notes and associated secured commercial borrowings at the same fair values and the periodic valuation adjustments associated with these assets and liabilities offset through Investment fair value changes, net on our consolidated statements of income. As discussed above, in June 2016, we transferred all of our then outstanding commercial loans held-for-investment at fair value to held-for-sale at fair value.
At Amortized Cost
Commercial loans held-for-investment primarily included mezzanine loans secured by a borrower’s ownership interest in a single purpose entity that owns commercial property. As described above, in June 2016, we transferred most of our held-for-investment loans to held-for-sale. The following table provides additional information for our commercial loans held-for-investment at amortized cost at December 31, 2016 and December 31, 2015.
Table 7.2 – Carrying Value for Commercial Loans Held-for-Investment at Amortized Cost

(In Thousands)	December 31, 2016	December 31, 2015
Principal balance	$—	$307,047
Unamortized discount, net	—	(4,096)
Recorded investment	—	302,951
Allowance for loan losses	—	(7,102)
Carrying Value	$—	$295,849
At December 31, 2016 and December 31, 2015, we held zero and 59, respectively, commercial loans held-for-investment at amortized cost. During the years ended December 31, 2016 and 2015, we originated or acquired zero and $22 million, respectively, of commercial loans held-for-investment at amortized cost. During the years ended December 31, 2016 and December 31, 2015, we received repayments of $70 million and $57 million, respectively, and in connection with certain loan prepayments, we received $5 million and $4 million, respectively, of yield maintenance fees.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 7. Commercial Loans - (continued)

Allowance for Loan Losses on Commercial Loans
For commercial loans classified as held-for-investment, we established and maintained an allowance for loan losses. The allowance included a component for loans collectively evaluated for impairment and a component for loans individually evaluated for impairment.
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
Table 7.3 – Principal Balance of Commercial Loans Held-for-Investment by Risk Category

(In Thousands)	December 31, 2016	December 31, 2015
Pass	$—	$272,768
Watch list	—	34,279
Workout	—	—
Total Commercial Loans Held-for-Investment	$—	$307,047
The following table summarizes the activity in the allowance for commercial loan losses for the years ended December 31, 2016, 2015, and 2014.
Table 7.4 – Activity in the Allowance for Commercial Loan Losses

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Balance at beginning of period	$7,102	$7,457	$7,373
Charge-offs, net	—	—	—
(Reversal of) provision for loan losses	(7,102)	(355)	84
Balance at End of Period	$—	$7,102	$7,457
At December 31, 2016, we had no outstanding loans and at December 31, 2015, all of our commercial loans collectively evaluated for impairment were current. The following table summarizes the balances for loans collectively evaluated for impairment at December 31, 2016 and December 31, 2015.
Table 7.5 – Loans Collectively Evaluated for Impairment Review

(In Thousands)	December 31, 2016	December 31, 2015
Principal balance	$—	$307,047
Recorded investment	—	302,951
Related allowance	—	7,102
Commercial Loans Individually Evaluated for Impairment
We did not have any loans individually evaluated for impairment for either of the years ended December 31, 2016 or 2015.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 8. Real Estate Securities
We invest in real estate securities. The following table presents the fair values of our real estate securities by type at December 31, 2016 and December 31, 2015.
Table 8.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	December 31, 2016	December 31, 2015
Trading	$445,687	$404,011
Available-for-sale	572,752	829,245
Total Real Estate Securities	$1,018,439	$1,233,256
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
Trading Securities
The following table presents the fair value of trading securities by position and collateral type at December 31, 2016 and December 31, 2015.
Table 8.2 – Trading Securities by Position and Collateral Type

(In Thousands)	December 31, 2016	December 31, 2015
Senior Securities
Prime	$32,230	$248,570
Non-prime	4,837	5,781
Total Senior Securities	37,067	254,351
Subordinate Securities
Prime mezzanine	243,451	136,140
Prime subordinate	165,169	13,520
Total Subordinate Securities	408,620	149,660
Total Trading Securities	$445,687	$404,011

We elected the fair value option for certain securities and classify them as trading securities. Our trading securities are primarily comprised of residential and commercial mortgage backed securities.
At December 31, 2016 and 2015, our senior trading securities included $37 million of interest-only securities, for which there is no principal balance, and the remaining unpaid principal balance of our senior trading securities was zero and $217 million, respectively, and our subordinate trading securities had an unpaid principal balance of $434 million and $168 million, respectively.
At December 31, 2016 and December 31, 2015, subordinate trading securities included $187 million and $48 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $15 million and $10 million, respectively, of Sequoia securities, $115 million and $83 million, respectively, of other third party residential securities, and $92 million and $8 million, respectively, of third-party commercial mortgage backed securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 8. Real Estate Securities - (continued)

During the years ended December 31, 2016 and 2015, we acquired $307 million and $383 million (principal balance), respectively, of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $241 million and $18 million, respectively, of such securities. During the years ended December 31, 2016 and 2015, we recorded net market valuation gains of $11 million and net market valuation losses of $17 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.
At December 31, 2016, trading securities with a carrying value of $146 million were pledged as collateral under short-term borrowing agreements. See Note 12 for additional information on short-term debt.
AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at December 31, 2016 and December 31, 2015.
Table 8.3 – Available-for-Sale Securities by Position and Collateral Type

(In Thousands)	December 31, 2016	December 31, 2015
Senior Securities
Prime	$128,843	$210,993
Non-prime	7,703	68,258
Total Senior Securities	136,546	279,251
Re-REMIC Securities	85,479	165,064
Subordinate Securities
Prime mezzanine	163,715	224,624
Prime subordinate	187,012	160,306
Total Subordinate Securities	350,727	384,930
Total AFS Securities	$572,752	$829,245
At December 31, 2016 and December 31, 2015, all of our available-for-sale securities were comprised of residential mortgage backed securities. At December 31, 2016, AFS securities with a carrying value of $216 million were pledged as collateral under short-term borrowing agreements. See Note 12 for additional information on short-term debt.
During the years ended December 31, 2016 and 2015, we purchased $35 million and $33 million of AFS securities, respectively, and sold $253 million and $366 million of AFS securities, respectively, which resulted in net realized gains of $21 million and $34 million, respectively. In addition, during 2016 we exchanged our interests in four Re-REMICs, which together had a fair value of $77 million, for the senior securities underlying the Re-REMICs, and reclassified our interests from Re-REMIC to senior prime.
We often purchase AFS securities at a discount to their outstanding principal balances. To the extent we purchase an AFS security that has a likelihood of incurring a loss, we do not amortize into income the portion of the purchase discount that we do not expect to collect due to the inherent credit risk of the security. We may also expense a portion of our investment in the security to the extent we believe that principal losses will exceed the purchase discount. We designate any amount of unpaid principal balance that we do not expect to receive, and thus do not expect to earn or recover, as a credit reserve on the security. Any remaining net unamortized discounts or premiums on the security are amortized into income over time using the effective yield method.
At December 31, 2016, there were $1 million of AFS securities with contractual maturities less than five years, $1 million with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 8. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at December 31, 2016 and December 31, 2015.
Table 8.4 – Carrying Value of AFS Securities

December 31, 2016	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$139,736	$9,126	$95,608	$456,359	$700,829
Credit reserve	(4,174)	(640)	(6,857)	(35,802)	(47,473)
Unamortized discount, net	(40,379)	(1,498)	(19,613)	(136,622)	(198,112)
Amortized cost	95,183	6,988	69,138	283,935	455,244
Gross unrealized gains	35,589	715	16,341	68,032	120,677
Gross unrealized losses	(1,929)	—	—	(1,240)	(3,169)
Carrying Value	$128,843	$7,703	$85,479	$350,727	$572,752

December 31, 2015	Senior
(In Thousands)	Prime	Non-prime	Re-REMIC	Subordinate	Total
Principal balance	$217,605	$75,591	$189,782	$490,249	$973,227
Credit reserve	(1,305)	(5,101)	(10,332)	(32,131)	(48,869)
Unamortized discount, net	(22,079)	(8,395)	(71,670)	(134,963)	(237,107)
Amortized cost	194,221	62,095	107,780	323,155	687,251
Gross unrealized gains	20,263	6,249	57,284	63,205	147,001
Gross unrealized losses	(3,491)	(86)	—	(1,430)	(5,007)
Carrying Value	$210,993	$68,258	$165,064	$384,930	$829,245
The following table presents the changes for the years ended December 31, 2016 and 2015, in unamortized discount and designated credit reserves on residential AFS securities.
Table 8.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$48,869	$237,107	$70,067	$296,342
Amortization of net discount	—	(26,253)	—	(36,850)
Realized credit losses	(5,830)	—	(8,535)	—
Acquisitions	9,311	11,461	2,557	15,791
Sales, calls, other	(4,968)	(24,480)	(7,296)	(46,346)
Impairments	368	—	—	246
Transfers to (release of) credit reserves, net	(277)	277	(7,924)	7,924
Ending Balance	$47,473	$198,112	$48,869	$237,107

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 8. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at December 31, 2016 and December 31, 2015.
Table 8.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
December 31, 2016	$15,772	$(330)	$15,442	$60,035	$(2,839)	$57,196
December 31, 2015	87,718	(1,972)	85,746	77,539	(3,035)	74,504
At December 31, 2016, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 186 AFS securities, of which 19 were in an unrealized loss position and 10 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2015, our consolidated balance sheet included 224 AFS securities, of which 32 were in an unrealized loss position and 15 were in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $3 million at December 31, 2016. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At December 31, 2016, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
For the year ended December 31, 2016, other-than-temporary impairments related to our AFS securities were $3 million, of which $0.4 million were recognized through our consolidated statements of income and $3 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at December 31, 2016.
Table 8.7 – Significant Valuation Assumptions

December 31, 2016	Range for Securities
Prepayment rates	8%	-	15%
Projected losses	—%	-	7%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 8. Real Estate Securities - (continued)

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at December 31, 2016, 2015, and 2014 for which a portion of an OTTI was recognized in other comprehensive income.
Table 8.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Balance at beginning of period	$28,277	$33,849	$37,149
Additions
Initial credit impairments	346	246	261
Subsequent credit impairments	8	—	70
Reductions
Securities sold, or expected to sell	(261)	(4,567)	(922)
Securities with no outstanding principal at period end	(109)	(1,251)	(2,709)
Balance at End of Period	$28,261	$28,277	$33,849
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the years ended December 31, 2016, 2015, and 2014.
Table 8.9 – Gross Realized Gains and Losses on AFS Securities

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Gross realized gains - sales	$23,598	$34,922	$15,030
Gross realized gains - calls	1,210	2,167	1,600
Gross realized losses - sales	(2,293)	(608)	(2,713)
Gross realized losses - calls	—	(112)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$22,515	$36,369	$13,917

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 9. Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the fair value of MSRs and the aggregate principal amounts of associated loans as of December 31, 2016 and December 31, 2015.
Table 9.1 – Fair Value of MSRs and Aggregate Principal Amounts of Associated Loans

	December 31, 2016		December 31, 2015
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Mortgage Servicing Rights
Conforming Loans	$58,523	$4,989,720	$133,838	$12,560,533
Jumbo Loans	60,003	5,467,169	58,138	5,705,939
Total Mortgage Servicing Rights	$118,526	$10,456,889	$191,976	$18,266,472
The following table presents activity for MSRs for the years ended December 31, 2016, 2015, and 2014.
Table 9.2 – Activity for MSRs

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Balance at beginning of period	$191,976	$139,293	$64,824
Additions	25,362	95,281	95,550
Sales	(62,440)	(18,206)	—
Changes in fair value due to:
Changes in assumptions (1)	(14,512)	(5,453)	(12,467)
Other changes (2)	(21,860)	(18,939)	(8,614)
Balance at End of Period	$118,526	$191,976	$139,293

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to receipt of expected cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 9. Mortgage Servicing Rights - (continued)

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we acquire and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. We hold our MSR investments at our taxable REIT subsidiary. The following table details the retention and purchase of MSRs during the years ended December 31, 2016 and 2015.
Table 9.3 – MSR Additions

	Years Ended December 31,
(In Thousands)	2016		2015
	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Jumbo MSR additions:
From securitization	$6,451	$939,861	$8,202	$882,860
From loan sales	177	26,844	352	33,022
Total jumbo MSR additions	6,628	966,705	8,554	915,882
Conforming MSR additions:
From loan sales	3,380	316,290	55,954	5,251,537
From purchases	15,354	1,643,577	30,773	2,952,345
Total conforming MSR additions	18,734	1,959,867	86,727	8,203,882
Total MSR Additions	$25,362	$2,926,572	$95,281	$9,119,764
The following table presents the components of our MSR income for the ended December 31, 2016, 2015, and 2014.
Table 9.4 – Components of MSR Income (Loss), net

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Servicing income
Income	$41,152	$38,964	$19,362
Cost of sub-servicer	(6,281)	(5,079)	(1,834)
Net servicing income	34,871	33,885	17,528
Market valuation changes of MSRs	(36,372)	(24,392)	(21,081)
Market valuation changes of associated derivatives (1)	15,584	(12,708)	—
MSR reversal of (provision for) repurchases	270	(707)	(708)
MSR Income (Loss), Net	$14,353	$(3,922)	$(4,261)

(1)	In the second quarter of 2015, we began to identify specific derivatives used to hedge the exposure of our MSRs to changes in market interest rates. See Note 2 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 10. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at December 31, 2016 and December 31, 2015.
Table 10.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	December 31, 2016		December 31, 2015
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$19,859	$1,009,000	$2,590	$658,000
TBAs	8,300	850,000	2,734	1,028,500
Swaptions	5,121	345,000	5,191	925,000
Credit default index swaps	—	—	1,207	25,000
Assets - Other Derivatives
Loan purchase commitments	3,315	352,981	4,671	764,161
Total Assets	$36,595	$2,556,981	$16,393	$3,400,661

Liabilities - Cash Flow Hedges
Interest rate swaps	$(44,822)	$139,500	$(48,232)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(12,097)	1,101,500	(10,134)	1,039,500
TBAs	(4,681)	510,000	(2,519)	1,450,500
Futures	(928)	87,500	(445)	78,000
Liabilities - Other Derivatives
Loan purchase commitments	(3,801)	584,862	(1,464)	375,815
Total Liabilities	$(66,329)	$2,423,362	$(62,794)	$3,083,315
Total Derivative Financial Instruments, Net	$(29,734)	$4,980,343	$(46,401)	$6,483,976

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 10. Derivative Financial Instruments - (continued)

Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At December 31, 2016, we were party to swaps and swaptions with an aggregate notional amount of $2.46 billion, TBA agreements sold with an aggregate notional amount of $1.36 billion, and financial futures contracts with an aggregate notional amount of $88 million. At December 31, 2015, we were party to swaps and swaptions with an aggregate notional amount of $2.62 billion, TBA agreements sold with an aggregate notional amount of $2.48 billion, and financial futures contracts with an aggregate notional amount of $78 million.
For the years ended December 31, 2016, 2015, and 2014, risk management derivatives had net market valuation gains of $10 million and net market valuation losses of $65 million and $39 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net and MSR income (loss), net on our consolidated statements of income.
Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. Net market valuation gains on LPCs and FSCs were $26 million, $50 million, and $14 million for the years ended December 31, 2016, 2015, and 2014, respectively, and were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the years ended December 31, 2016, 2015, and 2014, changes in the values of designated cash flow hedges were positive $3 million, negative $1 million, and negative $30 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $44 million and $47 million at December 31, 2016 and December 31, 2015, respectively. Accumulated other comprehensive loss of less than $0.1 million will be amortized into interest expense, a component of our consolidated income statements, over the remaining life of the hedge liabilities.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the years ended December 31, 2016, 2015, and 2014.
Table 10.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Net interest expense on cash flows hedges	$(5,317)	$(5,883)	$(5,951)
Realized net losses reclassified from other comprehensive income	(72)	(95)	(164)
Total Interest Expense	$(5,389)	$(5,978)	$(6,115)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 10. Derivative Financial Instruments - (continued)

Derivative Counterparty Credit Risk
We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties that is not a clearinghouse must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements or other similar agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review non-clearinghouse derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA or other agreements with us; or (ii) do not meet internally established guidelines regarding creditworthiness. Our ISDA and similar agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. With respect to certain of our derivatives, clearing and settlement is through one or more clearinghouses, which may be substituted as a counterparty. Clearing and settlement of derivative transactions through a clearinghouse is also intended to reduce specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments. At December 31, 2016, we assessed this risk as remote and did not record a specific valuation adjustment.
At December 31, 2016, we had outstanding derivative agreements with three counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.
Note 11. Other Assets and Liabilities
Other assets at December 31, 2016 and December 31, 2015, are summarized in the following table.
Table 11.1 – Components of Other Assets

(In Thousands)	December 31, 2016	December 31, 2015
Margin receivable	$68,038	$83,191
FHLBC stock	43,393	34,437
Pledged collateral	42,875	53,600
REO	5,533	4,896
Guarantee asset	4,092	5,697
Fixed assets and leasehold improvements (1)	2,750	4,117
Prepaid expenses	1,639	3,640
Investment receivable	1,068	3,870
Other	9,857	4,438
Total Other Assets	$179,245	$197,886

(1)	Fixed assets and leasehold improvements have a basis of $5 million and accumulated depreciation of $3 million at December 31, 2016.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 11. Other Assets and Liabilities - (continued)

Accrued expenses and other liabilities at December 31, 2016 and December 31, 2015 are summarized in the following table.
Table 11.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	December 31, 2016	December 31, 2015
Guarantee obligations	$21,668	$22,704
Accrued compensation	18,830	17,527
Margin payable	12,783	6,415
Residential loan and MSR repurchase reserve	5,432	6,403
Accrued operating expenses	4,493	1,845
Restructuring liabilities	2,297	—
Legal reserve	2,000	2,000
Current accounts payable	1,151	4,764
Deferred tax liability	898	—
Other	2,876	8,239
Total Other Liabilities	$72,428	$69,897
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral.
FHLB Stock
In accordance with our FHLB-member subsidiary's borrowing agreement with the FHLBC, our subsidiary is required to purchase and hold stock in the FHLBC. See Note 14 for additional detail.
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
REO
The carrying value of REO at December 31, 2016, was $6 million, which includes the net effect of $12 million related to transfers into REO during the year ended December 31, 2016, offset by $13 million of REO liquidations and $2 million of unrealized gains resulting from market valuation adjustments. At both December 31, 2016 and December 31, 2015, there were 23 REO properties recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities.
Legal and Repurchase Reserves
See Note 15 for additional information on the legal and residential repurchase reserves.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

In connection with these activities, we incurred restructuring expenses, including one-time termination benefits, contract termination costs, and other associated costs. During the first quarter of 2016, we established a restructuring liability and recorded restructuring charges totaling $10 million in Operating expenses on our consolidated statements of income, which included $9 million of severance related charges (including $3 million of equity compensation expense) and $2 million of contract termination costs. We currently expect the remaining liabilities to be substantially settled during the next seven months in accordance with the terms of outstanding contracts and employment agreements. For segment reporting, we consider these restructuring charges as corporate charges and included them in the Corporate/Other reconciling column in our business segment financial information tables in Note 22 — Segment Information.

The following table presents our restructuring activities and the associated liabilities during the year ended December 31, 2016.
Table 11.3 – Activities of Restructuring Liabilities

	Year Ended December 31, 2016
(In Thousands)	Termination Benefits	Contract Termination Costs	Total Restructuring Liabilities
Beginning balance	$—	$—	$—
Costs incurred and expensed	8,746	1,655	10,401
Costs paid/settled	(3,019)	(1,599)	(4,618)
Other costs (1)	(3,486)	—	(3,486)
Ending Balance	$2,241	$56	$2,297

(1)
Amount represents equity compensation expense recorded during the year ended December 31, 2016 related to equity awards that were accelerated, and have been distributed or will be distributed in future periods.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 12. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At December 31, 2016, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. For additional information about these financial covenants and our short-term debt, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.”
The table below summarizes the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information of the short-term debt at December 31, 2016 and December 31, 2015.
Table 12.1 – Short-Term Debt Facilities

	December 31, 2016
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Residential loan warehouse	4	$485,544	$1,325,000	2.40%	1/2017-12/2017	206
Real estate securities repo	7	305,995	—	1.91%	1/2017-3/2017	24
Total	11	$791,539

	December 31, 2015
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Residential loan warehouse	4	$950,022	$1,400,000	1.90%	2/2016-12/2016	182
FHLBC (1)	1	137,622	—	0.21%	7/2016-11/2016	204
Commercial loan warehouse	2	73,718	300,000	4.13%	4/2016-10/2016	265
Real estate securities repo	9	693,641	—	1.47%	1/2016-3/2016	24
Total	16	$1,855,003

(1)
Amount represents the portion of our borrowings from the FHLBC that were due within 12 months at December 31, 2015. See Note 14 for additional information on our FHLB-member subsidiary's borrowing agreement with the FHLBC.

Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At December 31, 2016, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
The fair value of held-for-sale residential loans, commercial loans, and real estate securities pledged as collateral was $534 million, zero, and $363 million, respectively, at December 31, 2016 and $1.07 billion, $152 million, and $827 million, respectively, at December 31, 2015. For the years ended December 31, 2016 and 2015, the average balance of short-term debt was $1.09 billion and $1.67 billion, respectively. At December 31, 2016 and December 31, 2015, accrued interest payable on short-term debt was $3 million and $2 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 12. Short-Term Debt - (continued)

We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $8 million at December 31, 2016. At both December 31, 2016 and December 31, 2015, we had no outstanding borrowings on this facility.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of short-term debt by the type of collateral securing the debt at December 31, 2016.
Table 12.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	December 31, 2016
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for sale residential loans	$109,152	$67,038	$309,354	$485,544
Real estate securities	235,945	70,050	—	305,995
Total Short-Term Debt	$345,097	$137,088	$309,354	$791,539
Note 13. Asset-Backed Securities Issued
Through our Sequoia securitization program, we sponsor securitization transactions in which ABS backed by residential mortgage loans are issued by Sequoia entities. We consolidated certain Sequoia securitizations issued prior to 2012 that we determined were VIEs and for which we determined we were the primary beneficiary. ABS were also issued by the Commercial Securitization and the Residential Resecuritization, which we also consolidated. During the second quarter of 2016, the debt of the Commercial Securitization was repaid and during the fourth quarter of 2015, the debt of the Residential Resecuritization was repaid. Each consolidated securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
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
December 31, 2016

Note 13. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by consolidated securitization entities we sponsored at December 31, 2016 and December 31, 2015, along with other selected information, are summarized in the following table.
Table 13.1 – Asset-Backed Securities Issued

	December 31, 2016			December 31, 2015
(Dollars in Thousands)	Sequoia	Commercial Securitization	Total	Sequoia	Commercial Securitization	Total
Certificates with principal balance	$880,517	$—	$880,517	$1,108,785	$53,137	$1,161,922
Interest-only certificates	3,774	—	3,774	4,672	—	4,672
Market valuation adjustments	(110,829)	—	(110,829)	(116,637)	—	(116,637)
Total ABS issued	773,462	—	773,462	996,820	53,137	1,049,957
Deferred debt issuance costs	—	—	—	—	(542)	(542)
ABS Issued, Net (1)	$773,462	$—	$773,462	$996,820	$52,595	$1,049,415
Range of weighted average interest rates, by series	0.15% to 1.95%	—%		0.41% to 2.21%	5.62%
Stated maturities	2024 - 2036	N/A		2017 - 2037	2018
Number of series	20	—		21	1

(1)	Upon adoption of ASU 2015-03 on January 1, 2016, we began to present ABS issued, net of deferred debt issuance costs. See Note 3 for further discussion.
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At December 31, 2016, all of the ABS issued and outstanding had contractual maturities beyond five years. Amortization of Commercial Securitization and Residential Resecuritization deferred ABS issuance costs were $0.4 million, $1 million, and $2 million for the years ended December 31, 2016, 2015, and 2014, respectively. The following table summarizes the accrued interest payable on ABS issued at December 31, 2016 and December 31, 2015. Interest due on consolidated ABS issued is payable monthly.
Table 13.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	December 31, 2016	December 31, 2015
Sequoia	$518	$555
Commercial Securitization	—	249
Total Accrued Interest Payable on ABS Issued	$518	$804

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 13. Asset-Backed Securities Issued - (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at December 31, 2016 and December 31, 2015.
Table 13.3 – Collateral for Asset-Backed Securities Issued

	December 31, 2016			December 31, 2015
(In Thousands)	Sequoia	Commercial Securitization	Total	Sequoia	Commercial Securitization	Total
Residential loans	$791,636	$—	$791,636	$1,021,870	$—	$1,021,870
Commercial loans	—	—	—	—	166,016	166,016
Restricted cash	148	—	148	228	137	365
Accrued interest receivable	1,000	—	1,000	1,131	1,297	2,428
REO	5,533	—	5,533	4,895	—	4,895
Total Collateral for ABS Issued	$798,317	$—	$798,317	$1,028,124	$167,450	$1,195,574
Note 14. Long-Term Debt

FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At December 31, 2016, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the year ended December 31, 2016, our FHLB-member subsidiary borrowed an additional $519 million under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At December 31, 2016, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 0.64% and a weighted average maturity of approximately nine years. At December 31, 2015, $1.48 billion of advances were outstanding under this agreement, of which $1.34 billion were classified as long-term debt, with a weighted average interest rate of 0.46% and a weighted average maturity of nine years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Total advances under this agreement were secured by residential mortgage loans with a fair value of $2.25 billion at December 31, 2016. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At December 31, 2016, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 14. Long-Term Debt - (continued)

The following table presents maturities of our FHLBC borrowings by year at December 31, 2016.
Table 14.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	December 31, 2016
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999
For additional information about our FHLBC borrowings, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Commercial Secured Borrowings
Commercial secured borrowings resulted from transfers of portions of senior commercial mortgage loans to third parties that did not meet the criteria for sale treatment under GAAP and were accounted for as financings. During the third quarter of 2016, we sold our retained interests in the senior loans that we previously transferred, and we derecognized the secured borrowings and the associated senior portions of the loans from our consolidated balance sheet.
Convertible Notes
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.6% per annum. At December 31, 2016, these notes were exchangeable at the option of the holder at an exchange rate of 46.1798 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.65 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During the year ended December 31, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At December 31, 2016, the outstanding principal amount of these notes was $201 million. At December 31, 2016, the accrued interest payable balance on this debt was $2 million and the unamortized deferred issuance costs were $4 million.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.4% per annum. At December 31, 2016, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $2 million. At December 31, 2016, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock.
Trust Preferred Securities and Subordinated Notes
At December 31, 2016, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the debt is extinguished. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred securities issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.9% per annum.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 14. Long-Term Debt - (continued)

At both December 31, 2016 and December 31, 2015, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million. Under the terms of this debt, we covenant, among other things, to use our best efforts to continue to qualify as a REIT. If an event of default were to occur in respect of this debt, we would generally be restricted under its terms (subject to certain exceptions) from making dividend distributions to stockholders, from repurchasing common stock or repurchasing or redeeming any other then-outstanding equity securities, and from making any other payments in respect of any equity interests in us or in respect of any then-outstanding debt that is pari passu or subordinate to this debt.
Note 15. Commitments and Contingencies
Lease Commitments
At December 31, 2016, we were obligated under four non-cancelable operating leases with expiration dates through 2021 for $5 million of cumulative lease payments. Our operating lease expense was $3 million for each of the years ended December 31, 2016, 2015, and 2014.
The following table presents our future lease commitments at December 31, 2016.
Table 15.1 – Future Lease Commitments by Year

(In Thousands)	December 31, 2016
2017	$2,301
2018	1,268
2019	642
2020	581
2021	48
2022 and thereafter	—
Total Lease Commitments	$4,840
Leasehold improvements for our offices are amortized into expense over the lease term. There were less than $1 million of unamortized leasehold improvements at December 31, 2016. For each of the years ended December 31, 2016, 2015, and 2014, we recognized less than $0.1 million of leasehold amortization expense.
Loss Contingencies — Risk Sharing
At December 31, 2016, we had sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk sharing arrangements with the Agencies. At December 31, 2016, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At December 31, 2016, we had incurred losses of less than $0.1 million under these arrangements. For the year ended December 31, 2016, other income related to these arrangements was $5 million and we recorded net market valuation losses of $1 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 15. Commitments and Contingencies - (continued)

All of the loans in the reference pools subject to these risk sharing arrangements were originated in 2014 and 2015, and at December 31, 2016, the loans had an unpaid principal balance of $2.42 billion and a weighted average FICO score of 757 (at origination) and LTV of 77% (at origination). At December 31, 2016, $14 million of the loans were 30 days or more delinquent, $2 million were 90 days or more delinquent, and $1 million were in foreclosure. At December 31, 2016, the carrying value of our guarantee obligation was $22 million and included $10 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2016 and December 31, 2015, assets of such SPEs totaled $49 million and $63 million, respectively, and liabilities of such SPEs totaled $22 million and $25 million, respectively.
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
At December 31, 2016 and December 31, 2015, our repurchase reserve associated with our residential loans and MSRs was $5 million and $6 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received 59 repurchase requests during the year ended December 31, 2016 and 79 during the year ended December 31, 2015. During the years ended December 31, 2016, 2015, and 2014, we repurchased one loan, zero loans, and one loan, respectively. During the year ended December 31, 2016, we recorded a reversal of repurchase provision of $1 million that was recorded in Mortgage banking activities, net and MSR income (loss), net on our consolidated statements of income and had charge-offs of $0.1 million. During the years ended December 31, 2015 and 2014 we recorded repurchase provisions of $3 million and $2 million, respectively, that were recorded in Mortgage banking activities, net and MSR income (loss), net on our consolidated statements of income, and had charge-offs of zero and $0.1 million, respectively.
Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleges that the alleged misstatements concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and seeks to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at December 31, 2016, the FHLB-Seattle has received approximately $122 million of principal and $11 million of interest payments in respect of the Seattle Certificate. The claims were subsequently dismissed for lack of personal jurisdiction as to Redwood Trust and SRF. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. The FHLB-Seattle’s claims against the underwriters of this RMBS were not dismissed and remain pending. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 15. Commitments and Contingencies - (continued)

alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claims that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleges that the misstatements for the 2005-4 RMBS concern the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at December 31, 2016, approximately $14 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named and remain as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, Redwood could incur a loss as a result of these indemnities.

Through certain of our wholly-owned subsidiaries, we have in the past engaged in, and expect to continue to engage in, activities relating to the acquisition and securitization of residential mortgage loans. In addition, certain of our wholly-owned subsidiaries have in the past engaged in activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations (commonly referred to as CDO transactions). Because of this involvement in the securitization and CDO businesses, we could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and we could also become the subject of governmental investigations, enforcement actions, or lawsuits, and governmental authorities could allege that we violated applicable law or regulation in the conduct of our business. As an example, we recently became aware of a complaint filed by the State of California on April 1, 2016 against Morgan Stanley & Co. and certain of its affiliates alleging, among other things, that there were misleading statements contained in offering materials for 28 different mortgage pass-through certificates purchased by various California investors, including various California public pension systems, from Morgan Stanley and alleging that Morgan Stanley made false or fraudulent claims in connection with the sale of those certificates. Of the 28 mortgage pass-through certificates that are the subject of the complaint, two are Sequoia mortgage pass-through certificates issued in 2004 and two are Sequoia mortgage pass-through certificates issued in 2007. With respect to each of those certificates, our wholly-owned subsidiary, RWT Holdings, Inc., was the sponsor and our wholly-owned subsidiary, Sequoia Residential Funding, Inc., was the depositor. At the time these four Sequoia mortgage pass-through certificates were issued, Sequoia Residential Funding, Inc. and Redwood Trust agreed to indemnify the underwriters of these certificates for certain losses and expenses they might incur as a result of claims made against them relating to these certificates, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At December 31, 2016, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

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
December 31, 2016

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
Note 16. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the years ended December 31, 2016 and 2015.
Table 16.1 – Changes in Accumulated Other Comprehensive Income by Component

	Years Ended December 31,
	2016		2015
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$139,356	$(47,363)	$186,737	$(46,049)
Other comprehensive income (loss) before reclassifications (1)	(2,316)	3,271	(17,955)	(1,409)
Amounts reclassified from other accumulated comprehensive income	(21,167)	72	(29,426)	95
Net current-period other comprehensive income (loss)	(23,483)	3,343	(47,381)	(1,314)
Balance at End of Period	$115,873	$(44,020)	$139,356	$(47,363)

(1)
Amounts presented for unrealized gains (losses) on available-for-sale securities are net of tax benefit (provision) of $1 million and $(0.4) million for the years ended December 31, 2016 and 2015, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 16. Equity - (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2016 and 2015.
Table 16.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Years Ended December 31,
(In Thousands)	Income Statement	2016	2015
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$368	$246
Gain on sale of AFS securities	Realized gains, net	(21,535)	(29,672)
		$(21,167)	$(29,426)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$72	$95
		$72	$95

(1)
For the year ended December 31, 2016, other-than-temporary impairments were $3 million, of which $0.4 million were recognized through the consolidated statements of income and $3 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the year ended December 31, 2015, other-than-temporary impairments were $0.4 million, of which $0.2 million were recognized through our consolidated statements of income, and $0.2 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 16. Equity - (continued)

Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the years ended December 31, 2016, 2015, and 2014.
Table 16.3 – Basic and Diluted Earnings per Common Share

	Years Ended December 31,
(In Thousands, except Share Data)	2016	2015	2014
Basic Earnings per Common Share:
Net income attributable to Redwood	$131,252	$102,088	$100,569
Less: Dividends and undistributed earnings allocated to participating securities	(3,742)	(2,806)	(2,612)
Net income allocated to common shareholders	$127,510	$99,282	$97,957
Basic weighted average common shares outstanding	76,747,047	82,945,103	82,837,369
Basic Earnings per Common Share	$1.66	$1.20	$1.18
Diluted Earnings per Common Share:
Net income attributable to Redwood	$131,252	$102,088	$100,569
Less: Dividends and undistributed earnings allocated to participating securities	(4,035)	(2,677)	(2,524)
Add back: Interest expense on convertible notes for the period, net of tax	23,862	—	—
Net income allocated to common shareholders	$151,079	$99,411	$98,045
Weighted average common shares outstanding	76,747,047	82,945,103	82,837,369
Net effect of dilutive equity awards	28,435	1,573,292	2,261,210
Net effect of assumed convertible notes conversion to common shares	21,133,608	—	—
Diluted weighted average common shares outstanding	97,909,090	84,518,395	85,098,579
Diluted Earnings per Common Share	$1.54	$1.18	$1.15
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
During the year ended December 31, 2016, certain convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the year ended December 31, 2016, no common shares related to the assumed conversion of our convertible notes were antidilutive and excluded from the calculation of diluted earnings per share. For the years ended December 31, 2015 and 2014, 21,292,309 and 12,811,041 common shares, respectively, related to the assumed conversion of the convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share.
For the years ended December 31, 2016, 2015, and 2014, the number of outstanding equity awards that were antidilutive totaled zero, 103,253, and 59,230, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 16. Equity - (continued)

Stock Repurchases
In August 2015, our Board of Directors authorized the repurchase of up to $100 million of our common stock. During the first quarter of 2016, we repurchased 839,130 common shares for $11 million, utilizing the remaining availability under this authorization.
In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under this authorization, during the year ended December 31, 2016, we repurchased 1,103,924 shares pursuant to this authorization for $14 million. At December 31, 2016, approximately $86 million of this current authorization remained available for the repurchase of shares of our common stock.
Note 17. Equity Compensation Plans
At December 31, 2016 and December 31, 2015, 1,787,974 and 1,665,032 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $18 million at December 31, 2016, as shown in the following table.
Table 17.1 – Activities of Equity Compensation Costs by Award Type

	Year Ended December 31, 2016
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$2,393	$14,392	$6,823	$—	$23,608
Equity grants	1,754	7,416	2,576	124	11,870
Equity grant forfeitures	(1,380)	(1,167)	(2,209)	—	(4,756)
Equity compensation expense	(676)	(9,135)	(2,641)	(124)	(12,576)
Unrecognized Compensation Cost at End of Period	$2,091	$11,506	$4,549	$—	$18,146
At December 31, 2016, the weighted average amortization period remaining for all of our equity awards was less than two years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 17. Equity Compensation Plans - (continued)

Restricted Stock
The following table summarizes the activities related to restricted stock for the years ended December 31, 2016, 2015, and 2014.
Table 17.2 – Restricted Stock Activities

	Years Ended December 31,
	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	187,180	$18.22	109,464	$15.97	166,941	$15.01
Granted	144,056	11.89	141,069	19.03	2,574	19.42
Vested	(50,107)	17.28	(42,675)	14.87	(44,209)	13.44
Forfeited	(76,614)	18.01	(20,678)	18.74	(15,842)	13.45
Outstanding at End of Period	204,515	$14.27	187,180	$18.22	109,464	$15.97
The expenses recorded for restricted stock awards were $1 million for both the years ended December 31, 2016 and December 31, 2015, and less than $1 million for the year ended December 31, 2014. As of December 31, 2016, there was $2 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of less than two years. Restrictions on shares of restricted stock outstanding lapse through 2020.
Deferred Stock Units (“DSUs”)
The following table summarizes the activities related to DSUs for the years ended December 31, 2016, 2015, and 2014.
Table 17.3 – Deferred Stock Units Activities

	Years Ended December 31,
	2016		2015		2014
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	2,407,154	$16.45	2,168,824	$16.20	2,266,473	$15.41
Granted	565,061	13.33	583,958	16.11	350,769	19.62
Distributions	(1,060,459)	14.64	(335,461)	14.20	(440,548)	14.82
Forfeitures	(62,894)	18.66	(10,167)	16.60	(7,870)	19.06
Balance at End of Period	1,848,862	$16.46	2,407,154	$16.45	2,168,824	$16.20

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 17. Equity Compensation Plans - (continued)

We generally grant DSUs annually, as part of our compensation process. In addition, DSUs are granted from time to time in connection with hiring and promotions and in lieu of the payment in cash of a portion of annual bonus earned. At December 31, 2016, 2015, and 2014, the number of outstanding DSUs that were unvested was 908,963, 1,043,606, and 880,962, respectively. The weighted average grant-date fair value of these unvested DSUs was $14.96, $17.22, and $17.20, at December 31, 2016, 2015, and 2014, respectively. Unvested DSUs at December 31, 2016 will vest through 2020.
Expenses related to DSUs were $9 million, $7 million, and $6 million for the years ended December 31, 2016, 2015, and 2014, respectively. During the first quarter of 2016, equity compensation expense of $3 million was recognized in connection with the announced departures of two executives due to the full vesting of their DSUs in accordance with the terms of their employment agreements. At December 31, 2016, there was $12 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted average period of less than two years. At December 31, 2016, 2015, and 2014, the number of outstanding DSUs that had vested was 939,899, 1,363,548, and 1,287,862, respectively.
Performance Stock Units (“PSUs”)
At December 31, 2016 and December 31, 2015, the target number of PSUs that were unvested was 642,879 and 849,021, respectively. During 2016, 2015, and 2014, 194,484, 356,762, and 268,510 target number of PSUs were granted, respectively, with per unit grant date fair values of $13.24, $9.46, and $14.99, respectively. During the year ended December 31, 2016, there were 208,330 target number of PSUs forfeited due to employee departures. During the years ended December 31, 2015 and 2014, no PSUs were forfeited.
With respect to the PSUs granted in 2016, vesting will generally occur at the end of three years from their grant date based on four different two-year total shareholder return (“TSR”) performance measurement periods and continued employment through December 13, 2019. For purposes of measuring TSR over a three-year vesting period, the PSUs granted in 2016 are divided into four tranches with staggered two-year performance measurement periods beginning on: the grant date; the three month anniversary of the grant date; the six month anniversary of the grant date; and the nine month anniversary of the grant date, respectively. Performance-based vesting of each tranche is based on TSR over the respective two-year performance measurement period. TSR for the PSUs granted in 2016 is defined as the percentage by which our common stock “per share price” has increased or decreased as of the last day of each two-year performance measurement period relative to the first day of such performance measurement period, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock (“Two-Year TSR”). The PSUs earned for each of the four two-year periods will vest and be distributed in December 2019. The number of underlying common shares of our common stock that will vest will vary between 0% (if the Two-Year TSR for a tranche is zero or negative) and 200% (if the Two-Year TSR for a tranche is greater than or equal to 72%) of the target number of PSUs originally granted in each tranche, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.
With respect to the PSUs granted in 2015 and 2014, vesting will generally occur at the end of three years from their grant date, with the level of vesting at that time contingent on TSR. TSR for the PSUs granted in 2015 and 2014 is defined as the percentage by which our common stock “per share price” has increased or decreased as of the last day of the three-year vesting period relative to the first day of such vesting period, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock (“Three-Year TSR”). The number of underlying shares of our common stock that will vest in future years will vary between 0% (if Three-Year TSR is zero or negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.
The grant date fair values of the 2016 PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 60 trading days prior to the grant date and the range of performance-based vesting based on TSR over four separate two-year performance periods. For the 2016 PSU grant, an implied volatility assumption of 29% (based on historical volatility), a risk free rate of 1.57% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs), were used.
The grant date fair values of 2015 and 2014 PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 40 trading days prior to the grant date and the range of performance-based vesting based on TSR over three years from the grant date. For the 2015 PSU grant, an implied volatility assumption of 26% (based on historical volatility), a risk free rate of 1.35% (the three-year Treasury rate on the grant

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 17. Equity Compensation Plans - (continued)

date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used. For the 2014 PSU grant, an implied volatility assumption of 24%, a risk free rate of 1.06%, and a 0% dividend yield were used.
Expenses related to PSUs were $3 million for each of the years ended December 31, 2016, 2015, and 2014, respectively. During the first quarter of 2016, equity compensation expense of $0.6 million was recognized in connection with the announced departures of two executives to reflect the pro-rated vesting of their PSUs through their departure dates in 2016 in accordance with the terms of their employment agreements. As of December 31, 2016, there was $5 million of unrecognized compensation cost related to unvested PSUs.
With respect to the PSUs granted in 2013, the three-year performance period ended during the fourth quarter of 2016, resulting in the vesting of zero shares of our underlying common stock. With respect to the PSUs granted in 2012, the three-year performance period ended during the fourth quarter of 2015, resulting in the vesting of 57,049 shares of our underlying common stock. With respect to the PSUs granted in 2011, the three-year performance period ended during the fourth quarter of 2014, resulting in the vesting of 701,440 shares of our underlying common stock. The distribution of these underlying shares of common stock occurred in May 2015 and December 2015, respectively, in accordance with the terms of the PSUs and our Executive Deferred Compensation Plan.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2016, 337,271 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2016.
The following table summarizes the activities related to the ESPP for the years ended December 31, 2016, 2015, and 2014.
Table 17.4 – Employee Stock Purchase Plan Activities

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Balance at beginning of period	$18	$3	$3
Employee purchases	290	475	494
Cost of common stock issued	(305)	(460)	(494)
Balance at End of Period	$3	$18	$3
Executive Deferred Compensation Plan
The following table summarizes the cash account activities related to the EDCP for the years ended December 31, 2016, 2015, and 2014.
Table 17.5 – EDCP Cash Accounts Activities

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Balance at beginning of period	$2,095	$2,049	$1,882
New deferrals	558	600	575
Accrued interest	53	61	70
Withdrawals	(618)	(615)	(478)
Balance at End of Period	$2,088	$2,095	$2,049

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 18. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the years ended December 31, 2016, 2015, and 2014.
Table 18.1 – Mortgage Banking Activities

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Residential Mortgage Banking Activities, Net:
Changes in fair value of:
Residential loans, at fair value (1)	$31,399	$53,946	$65,202
Sequoia securities	1,455	(15,261)	(23,839)
Risk management derivatives (2)	5,696	(34,457)	(23,277)
Other income (expense), net (3)	2,203	4,040	3,468
Total residential mortgage banking activities, net:	40,753	8,268	21,554

Commercial Mortgage Banking Activities, Net:
Changes in fair value of:
Commercial loans, at fair value	433	10,265	20,789
Risk management derivatives (2)	(2,538)	(8,011)	(7,890)
Other fee income	43	450	541
Total commercial mortgage banking activities, net:	(2,062)	2,704	13,440
Mortgage Banking Activities, Net	$38,691	$10,972	$34,994

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of residential and commercial loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 19. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the years ended December 31, 2016, 2015 and 2014.
Table 19.1 – Investment Fair Value Changes

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$(23,102)	$(6,337)	$(697)
Trading securities	9,666	(2,019)	(358)
Net investments in consolidated Sequoia entities	(4,200)	(1,192)	(894)
Risk sharing investments	(1,151)	(1,886)	104
Risk management derivatives	(9,112)	(9,677)	(7,792)
Valuation adjustments on commercial loans held-for-sale	(307)	—	—
Impairments on AFS securities	(368)	(246)	(565)
Investment Fair Value Changes, Net	$(28,574)	$(21,357)	$(10,202)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 20. Operating Expenses
Components of our operating expenses for the years ended December 31, 2016, 2015 and 2014 are presented in the following table.
Table 20.1 – Components of Operating Expenses

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Fixed compensation expense	$24,332	$35,093	$29,057
Variable compensation expense	16,581	12,606	14,863
Equity compensation expense	9,093	11,921	9,750
Total compensation expense	50,006	59,620	53,670
Systems and consulting	9,037	10,212	11,654
Loan acquisition costs (1)	5,744	10,326	8,207
Office costs	4,550	5,270	5,011
Accounting and legal	3,658	4,837	5,244
Corporate costs	2,106	2,049	2,237
Other operating expenses	3,284	5,102	4,100
Operating expenses before restructuring charges	78,385	97,416	90,123
Restructuring charges (2)	10,401	—	—
Total Operating Expenses	$88,786	$97,416	$90,123

(1)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.

(2)
For the year ended December 31, 2016, restructuring charges included $5 million of fixed compensation expense and $3 million of equity compensation expense related to one-time termination benefits, as well as $2 million of other contract termination costs, associated with the restructuring of our conforming and commercial mortgage banking operations and related charges associated with the departure of Redwood's President announced in the first quarter of 2016. See Note 11 for further discussion on restructuring charges.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 21. Taxes
Components of our net deferred tax assets at December 31, 2016 and 2015 are presented in the following table.
Table 21.1 – Deferred Tax Assets (Liabilities)

(In Thousands)	December 31, 2016	December 31, 2015
Deferred Tax Assets
Net operating loss carryforward – state	$89,350	$95,972
Net capital loss carryforward – state	15,346	22,603
Net operating loss carryforward – federal	9,537	32,929
Net capital loss carryforward – federal	2,283	7,971
Real estate assets	5,601	5,144
Interest rate agreements	—	1,472
Allowances and accruals	3,059	3,458
Other	2,192	513
Total Deferred Tax Assets	127,368	170,062
Deferred Tax Liabilities
Mortgage Servicing Rights	(22,531)	(50,630)
Interest rate agreements	(2,167)	—
Tax effect of unrealized gains – OCI	(1,636)	(2,638)
Total Deferred Tax Liabilities	(26,334)	(53,268)
Valuation allowance	(101,932)	(116,794)
Total Deferred Tax Asset (Liability), net of Valuation Allowance	$(898)	$—
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
Realization of our deferred tax assets ("DTAs") at December 31, 2016, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of the deferred assets is not assured and establish a valuation allowance accordingly.
As a result of GAAP income generated at our TRS in 2016, we are reporting net federal ordinary and capital deferred tax liabilities ("DTLs") at December 31, 2016 and consequently no valuation allowance is recorded against any federal DTA. This is compared to the year ended December 31, 2015, where we reported net federal ordinary and capital DTAs, for which we recorded a full valuation allowance. Consistent with prior periods, at December 31, 2016, we continued to maintain a valuation allowance against our net state DTAs as we remain uncertain about our ability to generate sufficient income in future periods needed to utilize net state DTAs beyond the reversal of our state DTLs.
Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. We assessed our tax positions for all open tax years (i.e., Federal, 2013 to 2016, and State, 2012 to 2016) and, at December 31, 2016 and 2015, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 21. Taxes - (continued)

The following table summarizes the provision for income taxes for the years ended December 31, 2016, 2015, and 2014.
Table 21.2 – Provision for Income Taxes

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Current Provision for Income Taxes
Federal	$1,477	$144	$24
State	331	167	17
Total Current Provision for Income Taxes	1,808	311	41
Deferred Provision for Income Taxes
Federal	1,910	(10,198)	703
State	(10)	(459)	—
Total Deferred Provision for (Benefit from) Income Taxes	1,900	(10,657)	703
Total Provision for Income Taxes	$3,708	$(10,346)	$744
At December 31, 2016, our federal NOL carryforward at the REIT was $59 million, which will expire in 2029. In order to utilize NOLs at the REIT, taxable income must exceed dividend distributions. At December 31, 2016, our taxable REIT subsidiaries had federal NOLs of $28 million, which will expire in 2035. Redwood and its taxable subsidiaries accumulated an estimated state NOL of $1.25 billion at December 31, 2016. These NOLs expire beginning in 2029. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.
For the years ended December 31, 2016, 2015, and 2014, we recognized a provision for income taxes of $4 million, a benefit from income taxes of $10 million, and a provision for income taxes of $1 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at December 31, 2016, 2015, and 2014.
Table 21.3 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	December 31, 2016	December 31, 2015	December 31, 2014
Federal statutory rate	34.0%	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(1.0)%	(20.3)%	(14.5)%
Change in valuation allowance	(11.2)%	6.1%	(0.1)%
Dividends paid deduction	(26.3)%	(38.3)%	(25.9)%
Effective Tax Rate	2.7%	(11.3)%	0.7%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 21. Taxes - (continued)

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
The following tables present financial information by segment for the years ended December 31, 2016, 2015, and 2014.
Table 22.1 – Business Segment Financial Information

	Year Ended December 31, 2016
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
Interest income	$33,661	$160,174	$32,780	$19,740	$246,355
Interest expense	(14,191)	(18,394)	(5,001)	(50,942)	(88,528)
Net interest income (loss)	19,470	141,780	27,779	(31,202)	157,827
Reversal of provision for loan losses	—	—	7,102	—	7,102
Non-interest income
Mortgage banking activities, net	40,753	—	(2,062)	—	38,691
MSR income (loss), net	—	14,353	—	—	14,353
Investment fair value changes, net	—	(26,945)	2,578	(4,207)	(28,574)
Other income	—	6,070	268	—	6,338
Realized gains, net	—	22,516	5,201	292	28,009
Total non-interest income, net	40,753	15,994	5,985	(3,915)	58,817
Direct operating expenses (1)	(23,252)	(9,042)	(2,731)	(53,761)	(88,786)
Provision for income taxes	(1,860)	(1,848)	—	—	(3,708)
Segment Contribution	$35,111	$146,884	$38,135	$(88,878)
Net Income					$131,252
Non-cash amortization income (expense)	$(130)	$29,830	$(24)	$(3,972)	$25,704

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 22. Segment Information - (continued)

	Year Ended December 31, 2015
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
Interest income	$52,260	$135,395	$46,933	$24,844	$259,432
Interest expense	(17,207)	(11,204)	(13,809)	(53,663)	(95,883)
Net interest income (loss)	35,053	124,191	33,124	(28,819)	163,549
Reversal of provision for loan losses	—	—	355	—	355
Non-interest income
Mortgage banking activities, net	8,268	—	2,704	—	10,972
MSR income (loss), net	—	(3,922)	—	—	(3,922)
Investment fair value changes, net	—	(20,089)	—	(1,268)	(21,357)
Other income	—	3,192	—	—	3,192
Realized gains, net	—	36,369	—	—	36,369
Total non-interest income, net	8,268	15,550	2,704	(1,268)	25,254
Direct operating expenses	(43,182)	(4,346)	(11,331)	(38,557)	(97,416)
Benefit from income taxes	4,169	847	1,452	3,878	10,346
Segment Contribution	$4,308	$136,242	$26,304	$(64,766)
Net Income					$102,088
Non-cash amortization income (expense)	$(186)	$36,850	$(267)	$(3,994)	$32,403
Hedging allocations	1,120	(1,070)	—	(50)	—

	Year Ended December 31, 2014
(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
Interest income	$58,272	$110,433	$47,567	$25,798	$242,070
Interest expense	(12,776)	(11,848)	(15,836)	(47,003)	(87,463)
Net interest income (loss)	45,496	98,585	31,731	(21,205)	154,607
Provision for loan losses	—	—	(84)	(877)	(961)
Non-interest income
Mortgage banking activities, net	21,554	—	13,440	—	34,994
MSR income (loss), net	—	(4,261)	—	—	(4,261)
Investment fair value changes, net	—	(9,178)	—	(1,024)	(10,202)
Other income	—	181	—	1,600	1,781
Realized gains, net	—	13,777	—	1,701	15,478
Total non-interest income, net	21,554	519	13,440	2,277	37,790
Direct operating expenses	(37,664)	(3,681)	(11,324)	(37,454)	(90,123)
(Provision for) benefit from income taxes	(1,774)	1,340	(234)	(76)	(744)
Segment Contribution	$27,612	$96,763	$33,529	$(57,335)
Net Income					$100,569
Non-cash amortization income (expense)	$(181)	$42,784	$(673)	$(8,232)	$33,698

(1)
For the year ended December 31, 2016, charges associated with the restructuring of our conforming residential mortgage loan operations and commercial operations, included in the direct operating expense line item, are presented under the Corporate/Other column. See Note 11 for further discussion of these restructuring charges.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 22. Segment Information - (continued)

The following table presents the components of Corporate/Other for the years ended December 31, 2016, 2015, and 2014.
Table 22.2 – Components of Corporate/Other

	Years Ended December 31,
	2016			2015			2014
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$19,537	$203	$19,740	$24,814	$30	$24,844	$25,786	$12	$25,798
Interest expense	(13,103)	(37,839)	(50,942)	(15,646)	(38,017)	(53,663)	(20,844)	(26,159)	(47,003)
Net interest income (loss)	6,434	(37,636)	(31,202)	9,168	(37,987)	(28,819)	4,942	(26,147)	(21,205)
Provision for loan losses	—	—	—	—	—	—	(877)	—	(877)
Non-interest income
Investment fair value changes, net	(4,200)	(7)	(4,207)	(1,192)	(76)	(1,268)	(894)	(130)	(1,024)
Other income	—	—	—	—	—	—	—	1,600	1,600
Realized gains, net	—	292	292	—	—	—	1,701	—	1,701
Total non-interest income (loss), net	(4,200)	285	(3,915)	(1,192)	(76)	(1,268)	807	1,470	2,277
Direct operating expenses	—	(53,761)	(53,761)	—	(38,557)	(38,557)	(165)	(37,289)	(37,454)
(Provision for) benefit from income taxes	—	—	—	—	3,878	3,878	—	(76)	(76)
Total	$2,234	$(91,112)	$(88,878)	$7,976	$(72,742)	$(64,766)	$4,707	$(62,042)	$(57,335)

(1)	Legacy consolidated VIEs represent legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.
The following table presents supplemental information by segment at December 31, 2016 and December 31, 2015.
Table 22.3 – Supplemental Segment Information

(In Thousands)	Residential Mortgage Banking	Residential Investments	Commercial	Corporate/ Other	Total
December 31, 2016
Residential loans	$835,399	$2,261,016	$—	$791,636	$3,888,051
Commercial loans	—	—	2,700	—	2,700
Real estate securities	—	926,669	91,770	—	1,018,439
Mortgage servicing rights	—	118,526	—	—	118,526
Total assets	866,356	3,518,518	97,017	1,001,586	5,483,477

December 31, 2015
Residential loans	$1,115,738	$1,791,195	$—	$1,021,870	$3,928,803
Commercial loans	—	—	402,647	—	402,647
Real estate securities	197,007	1,028,171	8,078	—	1,233,256
Mortgage servicing rights	—	191,976	—	—	191,976
Total assets	1,347,492	3,140,604	415,716	1,316,235	6,220,047

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 23. Quarterly Financial Data - Unaudited

	Three Months Ended
(In Thousands, except Share Data)	December 31,	September 30,	June 30,	March 31,
2016
Operating results:
Interest income (1)	$56,334	$60,906	$66,787	$62,328
Interest expense	(20,537)	(21,597)	(22,444)	(23,950)
Net interest income	35,797	39,309	44,343	38,378
Reversal of (provision for) loan losses (2)	—	859	6,532	(289)
Non-interest income (3)	9,763	33,712	10,888	4,454
Operating expenses (4)	(17,824)	(20,355)	(20,155)	(30,452)
Net income	25,355	52,553	41,281	12,063
Per share data:
Net income – basic	$0.32	$0.67	$0.52	$0.15
Net income – diluted	0.31	0.58	0.48	0.15
Regular dividends declared per common share	0.28	0.28	0.28	0.28
2015
Operating results:
Interest income (5)	$68,829	$63,484	$63,373	$63,746
Interest expense	(25,039)	(23,875)	(23,008)	(23,961)
Net interest income	43,790	39,609	40,365	39,785
Non-interest income	19,593	(3,412)	14,104	(5,031)
Operating expenses	(22,638)	(24,497)	(25,218)	(25,063)
Net income	41,059	19,164	27,064	14,801
Per share data:
Net income – basic	$0.49	$0.22	$0.31	$0.17
Net income – diluted	0.46	0.22	0.31	0.16
Regular dividends declared per common share	0.28	0.28	0.28	0.28

(1)
Interest income for the three-month periods ended December 31, 2016, September 30, 2016, and June 30, 2016, included $1 million, $1 million, and $5 million, respectively, of yield maintenance fees from commercial loans that prepaid during the quarters.

(2)
During the second quarter of 2016, we recorded a reversal of provision for loan losses of $7 million as a result of the transfer of most of our commercial mezzanine loans from held-for-investment to held-for sale.

(3)
Non-interest income for the three-month periods ended December 31, 2016 and September 30, 2016 included $1 million and $5 million, respectively, of realized gains from the sale of the majority of our commercial mezzanine loan portfolio.

(4)	During the first quarter of 2016, we recorded restructuring charges totaling $10 million associated with the restructuring of our conforming and commercial mortgage banking operations.

(5)	Interest income for both three-month periods ended December 31, 2015 and June 30, 2015 included $2 million of yield maintenance fees from commercial loans that prepaid during the quarters.