Form 10-Q
period 2017-03-31
REDWOOD TRUST INC
filed 2017-05-05
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	77,091,797 shares outstanding as of May 1, 2017

REDWOOD TRUST, INC.
2017 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	March 31, 2017	December 31, 2016
ASSETS (1)
Residential loans, held-for-sale, at fair value	$376,607	$835,399
Residential loans, held-for-investment, at fair value	3,095,634	3,052,652
Real estate securities, at fair value	1,165,940	1,018,439
Mortgage servicing rights, at fair value	111,013	118,526
Cash and cash equivalents	221,781	212,844
Total earning assets	4,970,975	5,237,860
Restricted cash	1,929	8,623
Accrued interest receivable	17,645	18,454
Derivative assets	26,660	36,595
Other assets	197,082	181,945
Total Assets	$5,214,291	$5,483,477

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt	$563,773	$791,539
Accrued interest payable	16,035	9,608
Derivative liabilities	66,867	66,329
Accrued expenses and other liabilities	51,960	72,428
Asset-backed securities issued at fair value, net	728,391	773,462
Long-term debt, net	2,621,494	2,620,683
Total liabilities	4,048,520	4,334,049
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 77,038,725 and 76,834,663 issued and outstanding	770	768
Additional paid-in capital	1,677,198	1,676,486
Accumulated other comprehensive income	72,602	71,853
Cumulative earnings	1,186,904	1,149,935
Cumulative distributions to stockholders	(1,771,703)	(1,749,614)
Total equity	1,165,771	1,149,428
Total Liabilities and Equity	$5,214,291	$5,483,477
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2017 and December 31, 2016, assets of consolidated VIEs totaled $750,694 and $798,317, respectively. At March 31, 2017 and December 31, 2016, liabilities of consolidated VIEs totaled $728,923 and $773,980, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended March 31,
(Unaudited)	2017	2016
Interest Income
Residential loans	$34,362	$31,400
Commercial loans	82	9,460
Real estate securities	19,817	21,095
Other interest income	367	373
Total interest income	54,628	62,328
Interest Expense
Short-term debt	(4,453)	(6,697)
Asset-backed securities issued	(3,530)	(4,282)
Long-term debt	(13,048)	(12,971)
Total interest expense	(21,031)	(23,950)
Net Interest Income	33,597	38,378
Provision for loan losses	—	(289)
Net Interest Income after Provision	33,597	38,089
Non-interest Income
Mortgage banking activities, net	17,604	7,218
Mortgage servicing rights income, net	1,713	6,281
Investment fair value changes, net	1,551	(19,538)
Other income	1,184	955
Realized gains, net	5,703	9,538
Total non-interest income, net	27,755	4,454
Operating expenses	(18,226)	(30,452)
Net Income before Provision for Income Taxes	43,126	12,091
Provision for income taxes	(6,157)	(28)
Net Income	$36,969	$12,063

Basic earnings per common share	$0.47	$0.15
Diluted earnings per common share	$0.43	$0.15
Regular dividends declared per common share	$0.28	$0.28
Basic weighted average shares outstanding	76,738,202	77,137,682
Diluted weighted average shares outstanding	97,946,137	77,137,682

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended March 31,
(Unaudited)	2017	2016
Net Income	$36,969	$12,063
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (1)	2,930	(10,103)
Reclassification of unrealized gain on available-for-sale securities to net income	(3,928)	(10,953)
Net unrealized gain (loss) on interest rate agreements	1,733	(14,243)
Reclassification of unrealized loss on interest rate agreements to net income	14	18
Total other comprehensive income (loss)	749	(35,281)
Total Comprehensive Income (Loss)	$37,718	$(23,218)
——————

(1)	Amounts are presented net of tax (provision) benefit of $(0.1) million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2017

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2016	76,834,663	$768	$1,676,486	$71,853	$1,149,935	$(1,749,614)	$1,149,428
Net income	—	—	—	—	36,969	—	36,969
Other comprehensive income	—	—	—	749	—	—	749
Employee stock purchase and incentive plans	204,062	2	(1,530)	—	—	—	(1,528)
Non-cash equity award compensation	—	—	2,242	—	—	—	2,242
Common dividends declared	—	—	—	—	—	(22,089)	(22,089)
March 31, 2017	77,038,725	$770	$1,677,198	$72,602	$1,186,904	$(1,771,703)	$1,165,771

For the Three Months Ended March 31, 2016

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2015	78,162,765	$782	$1,695,956	$91,993	$1,018,683	$(1,661,149)	$1,146,265
Net income	—	—	—	—	12,063	—	12,063
Other comprehensive loss	—	—	—	(35,281)	—	—	(35,281)
Employee stock purchase and incentive plans	73,651	—	(152)	—	—	—	(152)
Non-cash equity award compensation	—	—	5,782	—	—	—	5,782
Share repurchases	(1,609,185)	(16)	(20,605)	—	—	—	(20,621)
Common dividends declared	—	—	—	—	—	(22,306)	(22,306)
March 31, 2016	76,627,231	$766	$1,680,981	$56,712	$1,030,746	$(1,683,455)	$1,085,750

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$36,969	$12,063
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(5,023)	(7,568)
Depreciation and amortization of non-financial assets	306	277
Purchases of held-for-sale loans	(1,103,047)	(1,245,068)
Proceeds from sales of held-for-sale loans	1,347,575	1,336,617
Principal payments on held-for-sale loans	13,001	23,518
Net settlements of derivatives	10,238	(1,154)
Provision for loan losses	—	289
Non-cash equity award compensation expense	2,242	5,782
Market valuation adjustments	(15,129)	15,848
Realized gains, net	(5,703)	(9,538)
Net change in:
Accrued interest receivable and other assets	(10,490)	(30,056)
Accrued interest payable and accrued expenses and other liabilities	(17,301)	4,966
Net cash provided by operating activities	253,638	105,976
Cash Flows From Investing Activities:
Proceeds from sales of loans held-for-investment	—	6,298
Principal payments on loans held-for-investment	147,127	125,631
Purchases of real estate securities	(144,948)	(48,446)
Proceeds from sales of real estate securities	26,887	340,798
Principal payments on real estate securities	17,529	22,401
Purchase of mortgage servicing rights	(100)	(5,397)
Proceeds from sales of mortgage servicing rights	9,136	28,268
Net change in restricted cash	6,694	3,430
Net cash provided by investing activities	62,325	472,983
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	877,495	1,027,320
Repayments on short-term debt	(1,105,261)	(2,078,148)
Repayments on asset-backed securities issued	(55,609)	(50,868)
Proceeds from issuance of long-term debt	—	771,287
Repayments on long-term debt	—	(118,146)
Net settlements of derivatives	(34)	(73)
Net proceeds from issuance of common stock	73	77
Net payments on repurchase of common stock	—	(22,987)
Taxes paid on equity award distributions	(1,601)	(229)
Dividends paid	(22,089)	(22,306)
Net cash used in financing activities	(307,026)	(494,073)
Net increase in cash and cash equivalents	8,937	84,886
Cash and cash equivalents at beginning of period	212,844	220,229
Cash and cash equivalents at end of period	$221,781	$305,115
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$14,726	$18,634
Taxes	4	64
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$25,858	$—
Retention of mortgage servicing rights from loan securitizations and sales	7,386	3,463
Transfers from loans held-for-sale to loans held-for-investment	184,996	660,818
Transfers from loans held-for-investment to loans held-for-sale	—	54,747
Transfers from residential loans to real estate owned	968	2,042

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, focuses on investing in mortgages and other real estate-related assets and engaging in mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our mortgage banking activities. We operate our business in two segments: Investment Portfolio and Residential Mortgage Banking. Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at March 31, 2017 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2017 should not be construed as indicative of the results to be expected for the full year.
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
For financial reporting purposes, the underlying loans owned at the consolidated Sequoia entities are shown under Residential loans, held-for-investment, at fair value on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we recorded interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as other income and expenses associated with these entities' activities. See Note 12 for further discussion on ABS issued.
See Note 4 for further discussion on principles of consolidation.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
Note 2. Basis of Presentation - (continued)

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
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our 2016 Annual Report on Form 10-K is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial condition and results of operations for the three months ended March 31, 2017.
Recent Accounting Pronouncements
Newly Adopted Accounting Standards Updates ("ASUs")
In January 2017, the FASB issued ASU 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)." This new guidance requires that companies evaluate ASUs that have not been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. This new guidance is effective immediately. We adopted this guidance, as required, in the first quarter of 2017, which did not have a material impact on our consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This new guidance provides guidance on how to present and classify certain cash receipts and cash payments in the statement of cash flows. This new guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses." This new guidance provides a new impairment model that is based on expected losses rather than incurred losses to determine the allowance for credit losses. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning December 15, 2018. Currently, a significant portion of our financial instruments are measured at fair value, for which we do not maintain any allowances for loan losses in accordance with fair value accounting. As such, based on our initial evaluation of this new guidance, we do not believe the provisions in this guidance will have a material impact to how we account for these instruments. Separately, we account for our available-for-sale securities under the other-than-temporary impairment ("OTTI") model for debt securities. This new guidance changes the accounting for available-for-sale securities, including AFS securities purchased with credit deterioration. We are currently evaluating the impact that this update will have on our consolidated financial statements in regard to our available-for-sale securities. We plan to adopt this new guidance by the required date.
In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. This new guidance retains a dual lease accounting model, which requires leases to be classified as either operating or capital leases for lessees, for purposes of income statement recognition. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. Based on our initial evaluation of this new guidance, and taking into consideration our current in-place leases, we do not expect that its adoption will have a material impact on our consolidated financial statements. As discussed in Note 14, our only material leases are those related to our leased office space, for which future payments under these leases total $4 million. We will continue evaluating this new standard and caution that any changes in our business or additional leases we may enter into could change our initial assessment.
In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This new guidance amends accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This new guidance also amends certain disclosure requirements associated with the fair value of financial instruments and it is effective for fiscal years beginning after December 15, 2017. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of 2018 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2017. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and in December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." These new ASUs provide more specific guidance on certain aspects of Topic 606. Based on our initial evaluation of these new accounting standards, we do not expect that their adoption will have a material impact on our consolidated financial statements, as financial instruments are explicitly scoped out of the standards and nearly all of our income is generated from financial instruments. We will continue evaluating these new standards and caution that any changes in our business or additional amendments to these standards could change our initial assessment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at March 31, 2017 and December 31, 2016.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
March 31, 2017 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$11,552	$—	$11,552	$(5,342)	$(1,470)	$4,740
TBAs	9,535	—	9,535	(8,429)	(931)	175
Futures	13	—	13	(4)	—	9
Total Assets	$21,100	$—	$21,100	$(13,775)	$(2,401)	$4,924

Liabilities (2)
Interest rate agreements	$(56,296)	$—	$(56,296)	$5,342	$50,954	$—
TBAs	(9,743)	—	(9,743)	8,428	625	(690)
Futures	(55)	—	(55)	4	51	—
Loan warehouse debt	(240,961)	—	(240,961)	240,961	—	—
Security repurchase agreements	(322,812)	—	(322,812)	322,812	—	—
Total Liabilities	$(629,867)	$—	$(629,867)	$577,547	$51,630	$(690)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

(2)
Interest rate agreements, TBAs, credit default index swaps, and futures are components of derivatives instruments on our consolidated balance sheets. Loan warehouse debt, which is secured by residential mortgage loans, and security repurchase agreements are components of Short-term debt on our consolidated balance sheets.

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
March 31, 2017
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
Analysis of Consolidated VIEs
At March 31, 2017, we consolidated certain Sequoia securitization entities issued prior to 2012 that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

(Dollars in Thousands)	March 31, 2017	December 31, 2016
Residential loans, held-for-investment	$745,621	$791,636
Restricted cash	148	148
Accrued interest receivable	972	1,000
Other assets	3,953	5,533
Total Assets	$750,694	$798,317
Accrued interest payable	$532	$518
Asset-backed securities issued	728,391	773,462
Total Liabilities	$728,923	$773,980

Number of VIEs	20	20
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 32 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents information related to securitization transactions that occurred during the three months ended March 31, 2017 and 2016.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2017	2016
Principal balance of loans transferred	$1,035,524	$—
Trading securities retained, at fair value	20,703	—
AFS securities retained, at fair value	5,155	—
MSRs recognized	7,123	—
The following table summarizes the cash flows during the three months ended March 31, 2017 and 2016 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2017	2016
Proceeds from new transfers	$1,022,024	$—
MSR fees received	3,475	3,523
Funding of compensating interest	(38)	(79)
Cash flows received on retained securities	6,373	11,191
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during the three months ended March 31, 2017 and 2016.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
At Date of Securitization	MSRs	Senior Securities	Subordinate Securities	MSRs	Senior Securities	Subordinate Securities
Prepayment rates	9%	10%	10%	N/A	N/A	N/A
Discount rates	11%	11%	5%	N/A	N/A	N/A
Credit loss assumptions	N/A	0.25%	0.25%	N/A	N/A	N/A

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents additional information at March 31, 2017 and December 31, 2016, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	March 31, 2017	December 31, 2016
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$61,464	$41,909
Subordinate securities, classified as AFS	230,809	234,025
Mortgage servicing rights	65,018	58,800
Maximum loss exposure (1)	$357,291	$334,734
Assets transferred:
Principal balance of loans outstanding	$7,639,569	$6,870,398
Principal balance of loans 30+ days delinquent	18,830	21,427

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at March 31, 2017 and December 31, 2016.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

March 31, 2017	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at March 31, 2017	$65,018	$28,799	$263,474
Expected life (in years) (2)	7	6	13
Prepayment speed assumption (annual CPR) (2)	10%	8%	12%
Decrease in fair value from:
10% adverse change	$2,399	$1,190	$970
25% adverse change	5,707	2,836	2,381
Discount rate assumption (2)	11%	8%	6%
Decrease in fair value from:
100 basis point increase	$2,346	$1,200	$21,360
200 basis point increase	4,524	2,311	39,818
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$19	$1,312
25% higher losses	N/A	48	3,279

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2016	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2016	$58,800	$26,618	$249,317
Expected life (in years) (2)	7	6	12
Prepayment speed assumption (annual CPR) (2)	11%	8%	12%
Decrease in fair value from:
10% adverse change	$2,226	$1,075	$997
25% adverse change	5,284	2,569	2,494
Discount rate assumption (2)	11%	8%	6%
Decrease in fair value from:
100 basis point increase	$2,088	$1,105	$19,574
200 basis point increase	4,032	2,128	36,574
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$19	$1,174
25% higher losses	N/A	49	2,933

(1)	Senior securities included $29 million and $27 million of interest only securities at March 31, 2017 and December 31, 2016, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at March 31, 2017, grouped by security type.
Table 4.7 – Third-Party Sponsored VIE Summary

(Dollars in Thousands)	March 31, 2017
Mortgage-Backed Securities
Senior	$147,300
Re-REMIC	73,730
Subordinate	652,637
Total Investments in Third-Party Sponsored VIEs	$873,667
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
March 31, 2017
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
March 31, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2017 and December 31, 2016.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$375,407	$375,407	$834,193	$834,193
At lower of cost or fair value	1,200	1,354	1,206	1,365
Residential loans, held-for-investment
At fair value	3,095,634	3,095,634	3,052,652	3,052,652
Trading securities	591,152	591,152	445,687	445,687
Available-for-sale securities	574,788	574,788	572,752	572,752
MSRs	111,013	111,013	118,526	118,526
Cash and cash equivalents	221,781	221,781	212,844	212,844
Restricted cash	1,929	1,929	8,623	8,623
Accrued interest receivable	17,645	17,645	18,454	18,454
Derivative assets	26,660	26,660	36,595	36,595
REO (1)	3,953	4,183	5,533	5,560
Margin receivable (1)	83,229	83,229	68,038	68,038
FHLBC stock (1)	43,393	43,393	43,393	43,393
Guarantee asset (1)	3,846	3,846	4,092	4,092
Commercial loans (1)	2,700	2,700	2,700	2,700
Pledged collateral (1)	42,916	42,916	42,875	42,875
Liabilities
Short-term debt	$563,773	$563,773	$791,539	$791,539
Accrued interest payable	16,035	16,035	9,608	9,608
Margin payable	3,394	3,394	12,783	12,783
Guarantee obligation	21,082	21,764	21,668	22,181
Derivative liabilities	66,867	66,867	66,329	66,329
ABS issued at fair value, net	728,391	728,391	773,462	773,462
FHLBC long-term borrowings	1,999,999	1,999,999	1,999,999	1,999,999
Convertible notes, net	482,994	496,820	482,195	493,365
Trust preferred securities and subordinated notes, net	138,501	101,138	138,489	96,255

(1)	These assets are included in Other assets on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

During the three months ended March 31, 2017, we elected the fair value option for $3 million of residential senior securities, $142 million of subordinate securities, $1.09 billion of residential loans (principal balance), and $7 million of MSRs. We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to securitizations, for MSRs purchased or retained from sales of residential loans, and for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at March 31, 2017 and December 31, 2016, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2017	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$3,471,041	$—	$—	$3,471,041
Trading securities	591,152	—	—	591,152
Available-for-sale securities	574,788	—	—	574,788
Derivative assets	26,660	9,548	11,552	5,560
MSRs	111,013	—	—	111,013
Pledged collateral	42,916	42,916	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	3,846	—	—	3,846

Liabilities
Derivative liabilities	$66,867	$9,798	$56,296	$773
ABS issued	728,391	—	—	728,391

December 31, 2016	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$3,886,845	$—	$—	$3,886,845
Trading securities	445,687	—	—	445,687
Available-for-sale securities	572,752	—	—	572,752
Derivative assets	36,595	8,300	24,980	3,315
MSRs	118,526	—	—	118,526
Pledged collateral	42,875	42,875	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	4,092	—	—	4,092

Liabilities
Derivative liabilities	$66,329	$5,609	$56,919	$3,801
ABS issued	773,462	—	—	773,462

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2017.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets						Liabilities
	Residential Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives(1)	ABS Issued
(In Thousands)
Beginning balance - December 31, 2016	$3,886,845	$445,687	$572,752	$118,526	$4,092	$(486)	$773,462
Acquisitions	1,108,332	145,396	25,333	7,485	—	—	—
Sales	(1,377,574)	(8,279)	(18,456)	(11,928)	—	—	—
Principal paydowns	(160,102)	(2,836)	(14,693)	—	—	—	(55,609)
Gains (losses) in net income, net	14,504	11,184	10,848	(3,070)	(246)	10,265	10,538
Unrealized losses in OCI, net	—	—	(996)	—	—	—	—
Other settlements, net(2)	(964)	—	—	—	—	(4,992)	—
Ending Balance - March 31, 2017	$3,471,041	$591,152	$574,788	$111,013	$3,846	$4,787	$728,391

(1)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.

(2)	Other settlements, net for derivatives represents the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at March 31, 2017 and 2016. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three months ended March 31, 2017 and 2016 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2017 and 2016 Included in Net Income

	Included in Net Income
	Three Months Ended March 31,
(In Thousands)	2017	2016
Assets
Residential loans at Redwood	$3,723	$27,285
Residential loans at consolidated Sequoia entities	8,414	(35,656)
Commercial loans	—	2,171
Trading securities	10,051	(6,135)
Available-for-sale securities	(117)	—
MSRs	(916)	(30,834)
Loan purchase commitments	4,823	4,644
Other assets - Guarantee asset	(246)	(1,425)

Liabilities
Commercial secured borrowing	—	2,171
ABS issued	(10,538)	33,515
The following table presents information on assets recorded at fair value on a non-recurring basis at March 31, 2017. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheet at March 31, 2017.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2017

					Gain (Loss) for
March 31, 2017	Carrying Value	Fair Value Measurements Using			Three Months Ended
(In Thousands)		Level 1	Level 2	Level 3	March 31, 2017
Assets
Residential loans, at lower of cost or fair value	$862	$—	$—	$862	$2
Commercial loans, at lower of cost or fair value	2,700	—	—	2,700	—
REO	3,255	—	—	3,255	(674)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three months ended March 31, 2017 and 2016.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended March 31,
(In Thousands)	2017	2016
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$8,532	$5,439
Residential loan purchase commitments	10,265	12,635
Commercial loans, at fair value	—	433
Sequoia securities	—	1,484
Risk management derivatives, net	(1,400)	(12,754)
Total mortgage banking activities, net (1)	$17,397	$7,237
Investment Fair Value Changes, Net
Residential loans held-for-investment at Redwood	$(2,333)	$23,463
Trading securities	11,143	(5,601)
Net investments in consolidated Sequoia entities	(1,810)	(1,580)
Risk sharing investments	(205)	(10)
Risk management derivatives, net	(5,127)	(35,810)
Impairments on AFS securities	(117)	—
Total investment fair value changes, net	$1,551	$(19,538)
MSR Income (Loss), Net
MSRs	$(3,070)	$(44,604)
Risk management derivatives, net	(749)	41,057
Total MSR loss, net (2)	$(3,819)	$(3,547)
Total Market Valuation Gains (Losses), Net	$15,129	$(15,848)

(1)
Mortgage banking activities, net presented above does not include fee income or provisions for repurchases that are components of Mortgage banking activities, net presented on our consolidated statements of income, as these amounts do not represent market valuation changes.

(2)
MSR income (loss), net presented above does not include net fee income or provisions for repurchases that are components of MSR income, net on our consolidated statements of income, as these amounts do not represent market valuation adjustments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

At March 31, 2017, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2016. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

March 31, 2017	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$2,438,357	Whole loan spread to TBA price	$3.00	-	$4.13		$3.76
		Whole loan spread to swap rate	190	-	285	bps	271	bps

Jumbo hybrid loans	66,842	Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate	115	-	230	bps	171	bps

Jumbo loans committed to sell	220,221	Whole loan committed sales price	$100.27	-	$102.23		$102.07

Loans held by consolidated Sequoia entities (1)	745,621	Liability price			N/A		N/A

Residential loans, at lower of cost or fair value	862	Loss severity	15	-	30%		20%

Trading and AFS securities	1,165,940	Discount rate	4	-	12%		8%
		Prepayment rate (annual CPR)	1	-	56%		17%
		Default rate	—	-	19%		2%
		Loss severity	20	-	64%		22%
		Credit support	—	-	48%		3%

MSRs	111,013	Discount rate	10	-	16%		11%
		Prepayment rate (annual CPR)	4	-	34%		9%
		Per loan annual cost to service	$82	-	$82		$82

Guarantee asset	3,846	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	10	-	10%		10%

REO	3,255	Loss severity	6	-	100%		34%

Loan purchase commitments, net (2)	4,787	MSR multiple	0.7	-	5.5	x	3.5	x
		Pull-through rate	12	-	100%		69%
		Whole loan spread to TBA price	$2.84	-	$4.13		$4.09
		Whole loan spread to swap rate - fixed rate	190	-	285	bps	280	bps
		Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate - hybrid	115	-	230	bps	141	bps

Liabilities
ABS issued (1)	728,391	Discount rate	4	-	8%		5%
		Prepayment rate (annual CPR)	2	-	20%		16%
		Default rate	1	-	12%		7%
		Loss severity	20	-	32%		27%
		Credit support	—	-	80%		9%

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
March 31, 2017
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
Residential loans
Estimated fair values for residential loans are determined using models that incorporate various observable inputs, including pricing information from whole loan sales and securitizations. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed to be announced ("TBA") prices and indexed swap rates for fixed-rate loans and indexed swap rates for hybrid loans (Level 3). Pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices for senior residential mortgage-backed securities ("RMBS") and indexed swap rates for subordinate RMBS, and credit support levels (Level 3). Other unobservable inputs also include assumed future prepayment rates. Observable inputs include benchmark interest rates, swap rates, and TBA prices. At March 31, 2017, our jumbo fixed-rate loans that were not committed to sell were priced using whole loan sale inputs. These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions.
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
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at March 31, 2017, we received dealer price indications on 73% of our securities, representing 79% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Derivative assets and liabilities
Our derivative instruments include swaps, swaptions, TBAs, financial futures, and loan purchase commitments ("LPCs"). Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. Fair values of TBAs and financial futures are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2).
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
March 31, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Restricted cash
Restricted cash primarily includes interest-earning cash balances related to risk sharing transactions with the Agencies as well as at consolidated Sequoia entities for the purpose of distribution to investors and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values (Level 1).
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
Guarantee Obligations
In association with our risk sharing transactions with the Agencies, we have made certain guarantees. These obligations are initially recorded at fair value and subsequently carried at amortized cost. Fair values of guarantee obligations are determined using internal models that incorporate certain significant inputs that are considered unobservable and are therefore Level 3 in nature. Pricing inputs include assumed future prepayment rates, credit losses, and market discount rates. A decrease in future prepayment rates or discount rates, or an increase in credit losses, would generally cause the fair value of the guarantee obligations to decrease (become a larger liability).
Short-term debt
Short-term debt includes our credit facilities that mature within one year. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 2).
ABS issued
ABS issued includes asset-backed securities issued through the Sequoia securitization entities. These instruments are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators factored into the analysis include bid/ask spreads, the amount and timing of collateral credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). A decrease in credit losses or discount rate, or an increase in prepayment rates, would generally cause the fair value of the ABS issued to decrease (become a larger liability).
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
March 31, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
Note 6. Residential Loans
We acquire jumbo residential loans from third-party originators. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at March 31, 2017 and December 31, 2016.
Table 6.1 – Classifications and Carrying Values of Residential Loans

March 31, 2017
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale
At fair value	$375,407	$—	$375,407
At lower of cost or fair value	1,200	—	1,200
Total held-for-sale	376,607	—	376,607
Held-for-investment at fair value	2,350,013	745,621	3,095,634
Total Residential Loans	$2,726,620	$745,621	$3,472,241

December 31, 2016
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale
At fair value	$834,193	$—	$834,193
At lower of cost or fair value	1,206	—	1,206
Total held-for-sale	835,399	—	835,399
Held-for-investment at fair value	2,261,016	791,636	3,052,652
Total Residential Loans	$3,096,415	$791,636	$3,888,051
At March 31, 2017, we owned mortgage servicing rights associated with $1.98 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
At March 31, 2017, we owned 516 loans held-for-sale at fair value with an aggregate unpaid principal balance of $369 million and a fair value of $375 million, compared to 1,114 loans with an aggregate unpaid principal balance of $0.83 billion and a fair value of $0.83 billion at December 31, 2016. At March 31, 2017 and December 31, 2016, none of these loans were greater than 90 days delinquent or in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 6. Residential Loans - (continued)

During the three months ended March 31, 2017 and 2016, we purchased $1.09 billion and $1.19 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $1.36 billion and $1.24 billion (principal balance) of loans, respectively, for which we recorded a net market valuation loss of $9 million and a net market valuation gain of $5 million, respectively, through Mortgage banking activities, net on our consolidated statements of income. At March 31, 2017, loans held-for-sale with a market value of $266 million were pledged as collateral under short-term borrowing agreements.
At Lower of Cost or Fair Value
At both March 31, 2017 and December 31, 2016, we held seven residential loans at the lower of cost or fair value with $2 million in outstanding principal balance for both periods and a carrying value of $1 million for both periods. At both March 31, 2017 and December 31, 2016, one of these loans with an unpaid principal balance of $0.3 million was greater than 90 days delinquent and none of these loans were in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At March 31, 2017, we owned 3,175 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.32 billion and a fair value of $2.35 billion, compared to 3,068 loans with an aggregate unpaid principal balance of $2.23 billion and a fair value of $2.26 billion at December 31, 2016. At both March 31, 2017 and December 31, 2016, one of these loans with a fair value of $0.2 million was greater than 90 days delinquent and none of these loans were in foreclosure.
During the three months ended March 31, 2017 and 2016, we transferred loans with a fair value of $185 million and $660 million, respectively, from held-for-sale to held-for-investment. During the three months ended March 31, 2017, we did not transfer loans from held-for-investment to held-for-sale. During the three months ended March 31, 2016, we transferred loans with a fair value of $54 million from held-for-investment to held-for-sale. During the three months ended March 31, 2017 and 2016, we recorded a net market valuation loss of $2 million and a net market valuation gain of $23 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At March 31, 2017, loans with a fair value of $2.34 billion were pledged as collateral under a borrowing agreement with the FHLBC.
At March 31, 2017, the outstanding loans held-for-investment at Redwood were prime-quality, first lien loans, of which 95% were originated between 2013 and 2017, and 5% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 771 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 66% (at origination). At March 31, 2017, these loans were comprised of 98.0% fixed-rate loans with a weighted average coupon of 4.12%, and the remainder were hybrid or ARM loans with a weighted average coupon of 4.03%.
At Consolidated Sequoia Entities
At March 31, 2017, we owned 3,601 held-for-investment loans at consolidated Sequoia entities, with an aggregate unpaid balance of $830 million and a fair value of $746 million, as compared to 3,735 loans at December 31, 2016, with an aggregate unpaid principal balance of $887 million and a fair value of $792 million. At origination, the weighted average FICO score of borrowers backing these loans was 728, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality.
At March 31, 2017 and December 31, 2016, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $17 million and $19 million, respectively, and the unpaid principal balance of loans in foreclosure was $12 million and $11 million, respectively. During the three months ended March 31, 2017 and 2016, we recorded a net market valuation gain of $8 million and a net market valuation loss of $36 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 7. Real Estate Securities
We invest in real estate securities. The following table presents the fair values of our real estate securities by type at March 31, 2017 and December 31, 2016.
Table 7.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	March 31, 2017	December 31, 2016
Trading	$591,152	$445,687
Available-for-sale	574,788	572,752
Total Real Estate Securities	$1,165,940	$1,018,439
Our real estate securities include mortgage-backed securities, which are presented in accordance with their general position within a securitization structure based on their rights to cash flows. Senior securities are those interests in a securitization that generally have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior security interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior security interests, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests. We further separate our subordinate securities into mezzanine and subordinate, where mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later. Nearly all of our securities are supported by collateral that was designated as prime as of issuance.
Trading Securities
The following table presents the fair value of trading securities by position and collateral type at March 31, 2017 and December 31, 2016.
Table 7.2 – Trading Securities by Position and Collateral Type

(In Thousands)	March 31, 2017	December 31, 2016
Senior Securities	$38,890	$37,067
Subordinate Securities
Mezzanine	353,823	256,226
Subordinate	198,439	152,394
Total Subordinate Securities	552,262	408,620
Total Trading Securities	$591,152	$445,687
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and commercial mortgage-backed securities.
At March 31, 2017 and December 31, 2016, our senior trading securities were comprised of interest-only securities, for which there is no principal balance, and our subordinate trading securities had an unpaid principal balance of $576 million and $434 million, respectively.
At March 31, 2017 and December 31, 2016, subordinate trading securities included $198 million and $152 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $33 million and $15 million, respectively, of Sequoia securities, $183 million and $149 million, respectively, of other third-party residential securities, and $139 million and $92 million, respectively, of third-party commercial mortgage-backed securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
Note 7. Real Estate Securities - (continued)

During the three months ended March 31, 2017 and 2016, we acquired $154 million and $50 million (principal balance), respectively, of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $9 million and $218 million, respectively, of such securities. During the three months ended March 31, 2017 and 2016, we recorded a net market valuation gain of $11 million and a net market valuation loss of $4 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.
At March 31, 2017, trading securities with a carrying value of $191 million were pledged as collateral under short-term borrowing agreements. See Note 11 for additional information on short-term debt.
AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at March 31, 2017 and December 31, 2016.
Table 7.3 – Available-for-Sale Securities by Position and Collateral Type

(In Thousands)	March 31, 2017	December 31, 2016
Senior Securities	$137,209	$136,546
Re-REMIC Securities	73,730	85,479
Subordinate Securities
Mezzanine	153,777	163,715
Subordinate	210,072	187,012
Total Subordinate Securities	363,849	350,727
Total AFS Securities	$574,788	$572,752
At March 31, 2017 and December 31, 2016, all of our available-for-sale securities were comprised of residential mortgage-backed securities. At March 31, 2017, AFS securities with a carrying value of $195 million were pledged as collateral under short-term borrowing agreements. See Note 11 for additional information on short-term debt.
During the three months ended March 31, 2017 and 2016, we purchased $25 million and $16 million of AFS securities, respectively, and sold $19 million and $126 million of AFS securities, respectively, which resulted in net realized gains of $5 million and $9 million, respectively. In addition, during the first quarter of 2017, we exchanged our interests in two Re-REMICs, which together had a fair value of $12 million, for the senior securities underlying the Re-REMICs, and reclassified our interests from Re-REMIC to Senior.
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
At March 31, 2017, there were $0.1 million of AFS securities with contractual maturities less than five years, $0.5 million with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
Note 7. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at March 31, 2017 and December 31, 2016.
Table 7.4 – Carrying Value of AFS Securities

March 31, 2017
(In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$144,676	$81,935	$477,706	$704,317
Credit reserve	(4,521)	(5,609)	(39,096)	(49,226)
Unamortized discount, net	(38,156)	(16,507)	(142,268)	(196,931)
Amortized cost	101,999	59,819	296,342	458,160
Gross unrealized gains	37,078	13,911	68,319	119,308
Gross unrealized losses	(1,868)	—	(812)	(2,680)
Carrying Value	$137,209	$73,730	$363,849	$574,788

December 31, 2016
(In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$148,862	$95,608	$456,359	$700,829
Credit reserve	(4,814)	(6,857)	(35,802)	(47,473)
Unamortized discount, net	(41,877)	(19,613)	(136,622)	(198,112)
Amortized cost	102,171	69,138	283,935	455,244
Gross unrealized gains	36,304	16,341	68,032	120,677
Gross unrealized losses	(1,929)	—	(1,240)	(3,169)
Carrying Value	$136,546	$85,479	$350,727	$572,752
The following table presents the changes for the three months ended March 31, 2017, in unamortized discount and designated credit reserves on residential AFS securities.
Table 7.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended March 31, 2017
	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$47,473	$198,112
Amortization of net discount	—	(5,261)
Realized credit losses	(916)	—
Acquisitions	5,719	7,759
Sales, calls, other	(2,160)	(4,686)
Impairments	117	—
Transfers to (release of) credit reserves, net	(1,007)	1,007
Ending Balance	$49,226	$196,931

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
Note 7. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at March 31, 2017 and December 31, 2016.
Table 7.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
March 31, 2017	$25,900	$(322)	$25,578	$58,656	$(2,358)	$56,298
December 31, 2016	15,772	(330)	15,442	60,035	(2,839)	57,196
At March 31, 2017, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 186 AFS securities, of which 22 were in an unrealized loss position and 10 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2016, our consolidated balance sheet included 186 AFS securities, of which 19 were in an unrealized loss position and 10 were in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $3 million at March 31, 2017. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At March 31, 2017, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
For the three months ended March 31, 2017, other-than-temporary impairments related to our AFS securities were $0.2 million, of which $0.1 million were recognized through our consolidated statements of income and $0.1 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the three months ended March 31, 2016, there were no other-than-temporary impairments. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at March 31, 2017.
Table 7.7 – Significant Valuation Assumptions

March 31, 2017	Range for Securities
Prepayment rates	8%	-	18%
Projected losses	—%	-	8%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
Note 7. Real Estate Securities - (continued)

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at March 31, 2017 and 2016, for which a portion of an OTTI was recognized in other comprehensive income.
Table 7.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended March 31,
(In Thousands)	2017	2016
Balance at beginning of period	$28,261	$28,277
Additions
Initial credit impairments	97	—
Reductions
Securities sold, or expected to sell	(1,566)	(226)
Securities with no outstanding principal at period end	(402)	(109)
Balance at End of Period	$26,390	$27,942
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three months ended March 31, 2017 and 2016.
Table 7.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended March 31,
(In Thousands)	2017	2016
Gross realized gains - sales	$5,092	$11,419
Gross realized gains - calls	611	—
Gross realized losses - sales	—	(2,173)
Total Realized Gains on Sales and Calls of AFS Securities, net	$5,703	$9,246

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 8. Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the fair value of MSRs and the aggregate principal amounts of associated loans as of March 31, 2017 and December 31, 2016.
Table 8.1 – Fair Value of MSRs and Aggregate Principal Amounts of Associated Loans

	March 31, 2017		December 31, 2016
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Mortgage Servicing Rights
Conforming Loans	$44,414	$3,799,528	$58,523	$4,989,720
Jumbo Loans	66,599	5,982,794	60,003	5,467,169
Total Mortgage Servicing Rights	$111,013	$9,782,322	$118,526	$10,456,889
The following table presents activity for MSRs for the three months ended March 31, 2017 and 2016.
Table 8.2 – Activity for MSRs

	Three Months Ended March 31,
(In Thousands)	2017	2016
Balance at beginning of period	$118,526	$191,976
Additions	7,485	8,807
Sales	(11,928)	(29,559)
Changes in fair value due to:
Changes in assumptions (1)	(657)	(38,328)
Other changes (2)	(2,413)	(6,276)
Balance at End of Period	$111,013	$126,620

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to receipt of expected cash flows.
During the three months ended March 31, 2017, we sold conforming MSRs with a fair value of $12 million. In addition, subsequent to March 31, 2017, we entered into an agreement to sell most of the remainder of our $44 million conforming MSR portfolio and we expect the transaction to settle in the second quarter of 2017.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 8. Mortgage Servicing Rights - (continued)

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we acquire and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. We hold our MSR investments at our taxable REIT subsidiary. The following table details the retention and purchase of MSRs during the three months ended March 31, 2017.
Table 8.3 – MSR Additions

(In Thousands)	Three Months Ended March 31, 2017
	MSR Fair Value	Associated Principal
Jumbo MSR additions:
From securitization	$7,123	$654,605
From loan sales	263	31,658
Total jumbo MSR additions	7,386	686,263
Conforming MSR additions:
From purchases	$99	$19,071
Total MSR Additions	$7,485	$705,334
The following table presents the components of our MSR income for the three months ended March 31, 2017 and 2016.
Table 8.4 – Components of MSR Income, net

	Three Months Ended March 31,
(In Thousands)	2017	2016
Servicing income	$6,907	$11,684
Cost of sub-servicer	(1,380)	(2,038)
Net servicing fee income	5,527	9,646
Market valuation changes of MSRs	(3,070)	(44,604)
Market valuation changes of associated derivatives	(749)	41,057
MSR provision for repurchases	5	182
MSR Income, Net	$1,713	$6,281

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 9. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at March 31, 2017 and December 31, 2016.
Table 9.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	March 31, 2017		December 31, 2016
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$9,951	$830,000	$19,859	$1,009,000
TBAs	9,535	845,000	8,300	850,000
Futures	13	10,000	—	—
Swaptions	1,601	300,000	5,121	345,000
Assets - Other Derivatives
Loan purchase commitments	5,560	728,811	3,315	352,981
Total Assets	$26,660	$2,713,811	$36,595	$2,556,981

Liabilities - Cash Flow Hedges
Interest rate swaps	$(43,059)	$139,500	$(44,822)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(13,237)	1,693,500	(12,097)	1,101,500
TBAs	(9,743)	1,275,000	(4,681)	510,000
Futures	(55)	50,000	(928)	87,500
Liabilities - Other Derivatives
Loan purchase commitments	(773)	256,943	(3,801)	584,862
Total Liabilities	$(66,867)	$3,414,943	$(66,329)	$2,423,362
Total Derivative Financial Instruments, Net	$(40,207)	$6,128,754	$(29,734)	$4,980,343
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At March 31, 2017, we were party to swaps and swaptions with an aggregate notional amount of $2.82 billion, TBA agreements sold with an aggregate notional amount of $2.12 billion, and financial futures contracts with an aggregate notional amount of $60 million. At December 31, 2016, we were party to swaps and swaptions with an aggregate notional amount of $2.46 billion, TBA agreements sold with an aggregate notional amount of $1.36 billion, and financial futures contracts with an aggregate notional amount of $88 million.
During the three months ended March 31, 2017 and 2016, risk management derivatives had net market valuation losses of $7 million and $8 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and MSR income, net on our consolidated statements of income.
Loan Purchase Commitments
LPCs that qualify as derivatives are recorded at their estimated fair values. For the three months ended March 31, 2017 and 2016, net market valuation gains on LPCs were $10 million and $13 million, respectively. The market valuation gains and losses were recorded in Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 9. Derivative Financial Instruments - (continued)

Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the three months ended March 31, 2017 and 2016, changes in the values of designated cash flow hedges were positive $2 million and negative $14 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $42 million and $44 million at March 31, 2017 and December 31, 2016, respectively.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three months ended March 31, 2017 and 2016.
Table 9.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended March 31,
(In Thousands)	2017	2016
Net interest expense on cash flows hedges	$(1,225)	$(1,387)
Realized net losses reclassified from other comprehensive income	(14)	(18)
Total Interest Expense	$(1,239)	$(1,405)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At March 31, 2017, we assessed this risk as remote and did not record a specific valuation adjustment.
At March 31, 2017, we had outstanding derivative agreements with three counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.
Note 10. Other Assets and Liabilities
Other assets at March 31, 2017 and December 31, 2016, are summarized in the following table.
Table 10.1 – Components of Other Assets

(In Thousands)	March 31, 2017	December 31, 2016
Margin receivable	$83,229	$68,038
FHLBC stock	43,393	43,393
Pledged collateral	42,916	42,875
REO	3,953	5,533
Guarantee asset	3,846	4,092
Fixed assets and leasehold improvements (1)	3,309	2,750
Commercial loans	2,700	2,700
Prepaid expenses	1,691	1,639
Investment receivable	712	1,068
Other	11,333	9,857
Total Other Assets	$197,082	$181,945

(1)	Fixed assets and leasehold improvements have a basis of $6 million and accumulated depreciation of $3 million at March 31, 2017.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
Note 10. Other Assets and Liabilities - (continued)

Accrued expenses and other liabilities at March 31, 2017 and December 31, 2016 are summarized in the following table.
Table 10.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	March 31, 2017	December 31, 2016
Guarantee obligations	$21,082	$21,668
Accrued compensation	7,923	18,830
Accrued taxes payable	6,792	525
Residential loan and MSR repurchase reserve	5,617	5,432
Margin payable	3,394	12,783
Legal reserve	2,000	2,000
Accrued operating expenses	1,489	4,493
Deferred tax liability	898	898
Current accounts payable	776	1,151
Other	1,989	4,648
Total Other Liabilities	$51,960	$72,428
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral.
FHLB Stock
In accordance with our FHLB-member subsidiary's borrowing agreement with the FHLBC, our subsidiary is required to purchase and hold stock in the FHLBC. See Note 13 for additional detail.
Guarantee Asset, Pledged Collateral, and Guarantee Obligations
The pledged collateral, guarantee asset, and guarantee obligations presented in the tables above are related to our risk sharing arrangements with Fannie Mae and Freddie Mac. In accordance with these arrangements, we are required to pledge collateral to secure our guarantee obligations. See Note 14 for additional information on our risk sharing arrangements.
Commercial Loans
At March 31, 2017, we held one commercial loan at the lower of cost or fair value with $3 million in outstanding principal balance, a carrying value of $3 million, and an estimated net fair value of $3 million.
Investment Receivable and Unsettled Trades
In accordance with our policy to record purchases and sales of securities on the trade date, if the trade and settlement of a purchase or sale crosses over a quarterly reporting period, we will record an investment receivable for sales and an unsettled trades liability for purchases.
REO
The carrying value of REO at March 31, 2017 was $4 million, which includes the net effect of $1 million related to transfers into REO during the three months ended March 31, 2017, offset by $3 million of REO liquidations, and $0.3 million of unrealized gains resulting from market valuation adjustments. At March 31, 2017 and December 31, 2016, there were 17 and 23 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities.
Legal and Repurchase Reserves
See Note 14 for additional information on the legal and residential repurchase reserves.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 11. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At March 31, 2017, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. For additional information about these financial covenants and our short-term debt, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
The table below summarizes the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information of the short-term debt at March 31, 2017 and December 31, 2016.
Table 11.1 – Short-Term Debt Facilities

	March 31, 2017
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Residential loan warehouse	4	$240,961	$1,325,000	2.59%	8/2017-3/2018	285
Real estate securities repo	7	322,812	—	2.11%	4/2017-6/2017	27
Total	11	$563,773

	December 31, 2016
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Residential loan warehouse	4	$485,544	$1,325,000	2.40%	1/2017-12/2017	206
Real estate securities repo	7	305,995	—	1.91%	1/2017-3/2017	24
Total	11	$791,539
Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At March 31, 2017, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
The fair value of held-for-sale residential loans and real estate securities pledged as collateral was $266 million and $386 million, respectively, at March 31, 2017 and $534 million and $363 million, respectively, at December 31, 2016. For the three months ended March 31, 2017 and 2016, the average balance of short-term debt was $794 million and $1.28 billion, respectively. At both March 31, 2017 and December 31, 2016, accrued interest payable on short-term debt was $3 million.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $7 million at March 31, 2017. At both March 31, 2017 and December 31, 2016, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
Note 11. Short-Term Debt - (continued)

Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of short-term debt by the type of collateral securing the debt at March 31, 2017.
Table 11.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	March 31, 2017
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$—	$240,961	$240,961
Real estate securities	262,241	60,571	—	322,812
Total Short-Term Debt	$262,241	$60,571	$240,961	$563,773
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
The ABS issued by these entities consist of various classes of securities that pay interest on a monthly or quarterly basis. Substantially all ABS issued pay variable rates of interest, which are indexed to one-, three-, or six-month LIBOR. Some ABS issued pay hybrid rates, which are fixed rates that subsequently adjust to variable rates. ABS issued also includes some interest-only classes with coupons set at a fixed spread to a benchmark rate, or set at a spread to the interest rates earned on the assets less the interest rates paid on the liabilities of a securitization entity.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
Note 12. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by Sequoia securitization entities we sponsored at March 31, 2017 and December 31, 2016, along with other selected information, are summarized in the following table.

Table 12.1 – Asset-Backed Securities Issued

March 31, 2017	Sequoia Entities
(Dollars in Thousands)
Certificates with principal balance	$823,754
Interest-only certificates	3,210
Market valuation adjustments	(98,573)
ABS Issued, Net	$728,391
Range of weighted average interest rates, by series	0.20% to 2.13%
Stated maturities	2024 - 2036
Number of series	20

December 31, 2016	Sequoia Entities
(Dollars in Thousands)
Certificates with principal balance	$880,517
Interest-only certificates	3,774
Market valuation adjustments	(110,829)
ABS Issued, Net	$773,462
Range of weighted average interest rates, by series	0.15% to 1.95%
Stated maturities	2024 - 2036
Number of series	20
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At March 31, 2017, all of the ABS issued and outstanding had contractual maturities beyond five years.
At both March 31, 2017 and December 31, 2016, accrued interest payable on ABS issued was $1 million. Interest due on consolidated ABS issued is payable monthly.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
Note 12. Asset-Backed Securities Issued - (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at March 31, 2017 and December 31, 2016.
Table 12.2 – Collateral for Asset-Backed Securities Issued

March 31, 2017	Sequoia Entities
(In Thousands)
Residential loans	$745,621
Restricted cash	148
Accrued interest receivable	972
REO	3,953
Total Collateral for ABS Issued	$750,694

December 31, 2016	Sequoia Entities
(In Thousands)
Residential loans	$791,636
Restricted cash	148
Accrued interest receivable	1,000
REO	5,533
Total Collateral for ABS Issued	$798,317
Note 13. Long-Term Debt

FHLBC Borrowings

In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At March 31, 2017, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the three months ended March 31, 2017, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At March 31, 2017, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 0.82% and a weighted average maturity of approximately eight years. At December 31, 2016, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 0.64% and a weighted average maturity of nine years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Total advances under this agreement were secured by residential mortgage loans with a fair value of $2.34 billion at March 31, 2017. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At March 31, 2017, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
Note 13. Long-Term Debt - (continued)

The following table presents maturities of our FHLBC borrowings by year at March 31, 2017.
Table 13.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	March 31, 2017
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999
For additional information about our FHLBC borrowings, see Part I, Item 2 of Quarterly Report on Form 10-Q under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Convertible Notes
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.6% per annum. At March 31, 2017, these notes were exchangeable at the option of the holder at an exchange rate of 46.1798 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.65 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During the three months ended March 31, 2017, we did not repurchase any of these notes. During the three months ended March 31, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At March 31, 2017, the outstanding principal amount of these notes was $201 million. At March 31, 2017, the accrued interest payable balance on this debt was $5 million and the unamortized deferred issuance costs were $4 million.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.4% per annum. At March 31, 2017, the accrued interest payable balance on this debt was $7 million and the unamortized deferred issuance costs were $2 million. At March 31, 2017, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
Note 13. Long-Term Debt - (continued)

Trust Preferred Securities and Subordinated Notes
At March 31, 2017, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the debt is extinguished. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred securities issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.8% per annum. At both March 31, 2017 and December 31, 2016, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.
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
Note 14. Commitments and Contingencies
Lease Commitments
At March 31, 2017, we were obligated under four non-cancelable operating leases with expiration dates through 2021 for $4 million of cumulative lease payments. Our operating lease expense was $0.5 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.
The following table presents our future lease commitments at March 31, 2017.
Table 14.1 – Future Lease Commitments by Year

(In Thousands)	March 31, 2017
2017 (9 months)	$1,738
2018	1,269
2019	642
2020	581
2021 and thereafter	48
Total Lease Commitments	$4,278

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 14. Commitments and Contingencies - (continued)

Loss Contingencies — Risk Sharing
At March 31, 2017, we had sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk sharing arrangements with the Agencies. At March 31, 2017, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At March 31, 2017, we had not incurred any losses under these arrangements. For each of the three months ended March 31, 2017 and 2016, other income related to these arrangements was $1 million and net market valuation losses related to these investments were $0.2 million and zero, respectively, for the three months ended March 31, 2017 and 2016.
All of the loans in the reference pools subject to these risk sharing arrangements were originated in 2014 and 2015, and at March 31, 2017, the loans had an unpaid principal balance of $2.34 billion and a weighted average FICO score of 758 (at origination) and LTV of 77% (at origination). At March 31, 2017, $1 million of the loans were 90 days or more delinquent, and $1 million were in foreclosure. At March 31, 2017, the carrying value of our guarantee obligation was $21 million and included $10 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2017 and December 31, 2016, assets of such SPEs totaled $48 million and $49 million, respectively, and liabilities of such SPEs totaled $21 million and $22 million, respectively.
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
At March 31, 2017 and December 31, 2016, our repurchase reserve associated with our residential loans and MSRs was $6 million and $5 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received three and 27 repurchase requests during the three months ended March 31, 2017 and 2016, respectively, and did not repurchase any loans during either of these periods. During the three months ended March 31, 2017 and 2016, we recorded repurchase provisions of $0.2 million and $0.3 million, respectively, that were recorded in Mortgage banking activities, net and MSR income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 14. Commitments and Contingencies - (continued)

Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at March 31, 2017, the FHLB-Seattle has received approximately $124 million of principal and $11 million of interest payments in respect of the Seattle Certificate. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at March 31, 2017, approximately $14 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.
Through certain of our wholly-owned subsidiaries, we have in the past engaged in, and expect to continue to engage in, activities relating to the acquisition and securitization of residential mortgage loans. In addition, certain of our wholly-owned subsidiaries have in the past engaged in activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations (commonly referred to as CDO transactions). Because of this involvement in the securitization and CDO businesses, we could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and we could also become the subject of governmental investigations, enforcement actions, or lawsuits, and governmental authorities could allege that we violated applicable law or regulation in the conduct of our business. As an example, in July 2016 we became aware of a complaint filed by the State of California on April 1, 2016 against Morgan Stanley & Co. and certain of its affiliates alleging, among other things, that there were misleading statements contained in offering materials for 28 different mortgage pass-through certificates purchased by various California investors, including various California public pension systems, from Morgan Stanley and alleging that Morgan Stanley made false or fraudulent claims in connection with the sale of those certificates. Of the 28 mortgage pass-through certificates that are the subject of the complaint, two are Sequoia mortgage pass-through certificates issued in 2004 and two are Sequoia mortgage pass-through certificates issued in 2007. With respect to each of those certificates our wholly-owned subsidiary, RWT Holdings, Inc., was the sponsor and our wholly-owned subsidiary, Sequoia Residential Funding, Inc., was the depositor. At the time these

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 14. Commitments and Contingencies - (continued)

four Sequoia mortgage pass-through certificates were issued, Sequoia Residential Funding, Inc. and Redwood Trust agreed to indemnify the underwriters of these certificates for certain losses and expenses they might incur as a result of claims made against them relating to these certificates, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At March 31, 2017, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
In the ordinary course of any litigation matter, including certain of the above-referenced matters, we have engaged and may continue to engage in formal or informal settlement communications with the plaintiffs or co-defendants. Settlement communications we have engaged in relating to certain of the above-referenced litigation matters are one of the factors that have resulted in our determination to establish the loss contingency reserves described above. We cannot be certain that any of these matters will be resolved through a settlement prior to trial and we cannot be certain that the resolution of these matters, whether through trial or settlement, will not have a material adverse effect on our financial condition or results of operations in any future period.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 15. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three months ended March 31, 2017 and 2016.
Table 15.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$115,873	$(44,020)	$139,356	$(47,363)
Other comprehensive income (loss) before reclassifications (1)	2,930	1,733	(10,103)	(14,243)
Amounts reclassified from other accumulated comprehensive income	(3,928)	14	(10,953)	18
Net current-period other comprehensive income (loss)	(998)	1,747	(21,056)	(14,225)
Balance at End of Period	$114,875	$(42,273)	$118,300	$(61,588)

(1)
Amounts presented for net unrealized gains on available-for-sale securities are net of tax (provision) benefit of $(0.1) million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

The following table provides a summary of reclassifications out of accumulated other comprehensive income for three months ended March 31, 2017 and 2016.
Table 15.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended March 31,
(In Thousands)	Income Statement	2017	2016
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$117	$—
Gain on sale of AFS securities	Realized gains, net	(4,045)	(10,953)
		$(3,928)	$(10,953)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$14	$18
		$14	$18

(1)
For the three months ended March 31, 2017, other-than-temporary impairments were $0.2 million, of which $0.1 million were recognized through the consolidated statements of income and $0.1 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the three months ended March 31, 2016, there were no other-than-temporary impairments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)
Note 15. Equity - (continued)

Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three months ended March 31, 2017 and 2016.
Table 15.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(In Thousands, except Share Data)	2017	2016
Basic Earnings per Common Share:
Net income attributable to Redwood	$36,969	$12,063
Less: Dividends and undistributed earnings allocated to participating securities	(968)	(701)
Net income allocated to common shareholders	$36,001	$11,362
Basic weighted average common shares outstanding	76,738,202	77,137,682
Basic Earnings per Common Share	$0.47	$0.15
Diluted Earnings per Common Share:
Net income attributable to Redwood	$36,969	$12,063
Less: Dividends and undistributed earnings allocated to participating securities	(1,005)	(701)
Add back: Interest expense on convertible notes for the period, net of tax	5,870	—
Net income allocated to common shareholders	$41,834	$11,362
Weighted average common shares outstanding	76,738,202	77,137,682
Net effect of dilutive equity awards	111,197	—
Net effect of assumed convertible notes conversion to common shares	21,096,738	—
Diluted weighted average common shares outstanding	97,946,137	77,137,682
Diluted Earnings per Common Share	$0.43	$0.15
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
During the three months ended March 31, 2017, our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three months ended March 31, 2016, 21,245,028 common shares related to the assumed conversion of our convertible notes were antidilutive and excluded in the calculation of diluted earnings per share. For the three months ended March 31, 2017 and 2016, the number of outstanding equity awards that were antidilutive totaled 5,826 and 6,950, respectively.
Stock Repurchases
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
During the three months ended March 31, 2017, there were no shares acquired under this authorization. At March 31, 2017, approximately $86 million of this current authorization remained available for the repurchase of shares of our common stock.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 16. Equity Compensation Plans
At March 31, 2017 and December 31, 2016, 1,547,611 and 1,787,974 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $22 million at March 31, 2017, as shown in the following table.
Table 16.1 – Activities of Equity Compensation Costs by Award Type

	Three Months Ended March 31, 2017
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$2,091	$11,506	$4,549	$—	$18,146
Equity grants	2,234	3,725	—	129	6,088
Equity grant forfeitures	(122)	—	—	—	(122)
Equity compensation expense	(267)	(1,298)	(579)	(32)	(2,176)
Unrecognized Compensation Cost at End of Period	$3,936	$13,933	$3,970	$97	$21,936
At March 31, 2017, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock
At March 31, 2017 and December 31, 2016, there were 270,285 and 204,515 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through 2021. During the three months ended March 31, 2017, there were 134,364 shares of restricted stock granted, restrictions on 60,270 shares of restricted stock lapsed and those shares were distributed, and 8,324 shares of restricted stock awards forfeited.
Deferred Stock Units (“DSUs”)
At March 31, 2017 and December 31, 2016, there were 1,902,998 and 1,848,861 DSUs, respectively, outstanding of which 844,013 and 939,899, respectively, had vested. During the three months ended March 31, 2017, there were 230,235 DSUs granted, 176,098 DSUs distributed, and zero DSUs forfeited. Unvested DSUs at March 31, 2017 vest through 2021.
During the first quarter of 2016, equity compensation expense of $3 million was recognized in connection with the announced departures of two executives due to the full vesting of their DSUs in accordance with the terms of their employment agreements.
Performance Stock Units (“PSUs”)
At both March 31, 2017 and December 31, 2016, the target number of PSUs that were unvested was 642,879. Vesting for PSUs will generally occur at the end of three years from their grant date based on various total shareholder return (“TSR”) performance calculations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of March 31, 2017 and December 31, 2016, 343,097 and 337,271 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at March 31, 2017.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 17. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three months ended March 31, 2017 and 2016.
Table 17.1 – Mortgage Banking Activities

	Three Months Ended March 31,
(In Thousands)	2017	2016
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$18,797	$18,074
Sequoia securities	—	1,484
Risk management derivatives (2)	(1,400)	(10,216)
Other income (expense), net (3)	207	(62)
Total residential mortgage banking activities, net	17,604	9,280
Commercial Mortgage Banking Activities, Net	—	(2,062)
Mortgage Banking Activities, Net	$17,604	$7,218

(1)	Includes changes in fair value for associated loan purchase commitments.

(2)	Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.
Note 18. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the three months ended March 31, 2017 and 2016.
Table 18.1 – Investment Fair Value Changes

	Three Months Ended March 31,
(In Thousands)	2017	2016
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$(2,333)	$23,463
Trading securities	11,143	(5,601)
Net investments in consolidated Sequoia entities	(1,810)	(1,580)
Risk sharing investments	(205)	(10)
Risk management derivatives	(5,127)	(35,810)
Impairments on AFS securities	(117)	—
Investment Fair Value Changes, Net	$1,551	$(19,538)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 19. Operating Expenses
Components of our operating expenses for the three months ended March 31, 2017 and 2016 are presented in the following table.
Table 19.1 – Components of Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2017	2016
Fixed compensation expense	$6,002	$7,894
Variable compensation expense	3,933	1,760
Equity compensation expense	2,176	2,332
Total compensation expense	12,111	11,986
Systems and consulting	1,638	2,622
Loan acquisition costs (1)	1,205	1,601
Office costs	1,103	1,380
Accounting and legal	926	985
Corporate costs	440	466
Other operating expenses	803	753
Operating expenses before restructuring charges	18,226	19,793
Restructuring charges (2)	—	10,659
Total Operating Expenses	$18,226	$30,452

(1)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.

(2)
For the three months ended March 31, 2016, restructuring charges included $5 million of fixed compensation expense and $4 million of equity compensation expense related to one-time termination benefits, as well as $2 million of other contract termination costs, associated with the restructuring of our conforming and commercial mortgage banking operations and related charges associated with the departure of Redwood's President announced in the first quarter of 2016.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 20. Taxes
For the three months ended March 31, 2017 and 2016, we recognized a provision for income taxes of $6 million and $28 thousand, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at March 31, 2017 and 2016.
Table 20.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	March 31, 2017	March 31, 2016
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(8.5)%	(74.0)%
Change in valuation allowance	(3.0)%	92.0%
Dividends paid deduction	(15.4)%	(59.0)%
Effective Tax Rate	14.3%	0.2%
We assessed our tax positions for all open tax years (i.e., Federal, 2013 to 2017, and State, 2012 to 2017) at March 31, 2017 and December 31, 2016, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
Note 21. Segment Information
During the first quarter of 2017, we reorganized our segments to align with changes in how we view our segments for making operating decisions and assessing performance. Specifically, we eliminated our Commercial segment and renamed our Residential Investments segment as the Investment Portfolio segment. This Investment Portfolio segment now includes both residential investments and our commercial investments, which are primarily comprised of investments in multifamily securities. Our Commercial segment previously included our commercial mortgage banking operations and our commercial loan investments, which were wound-down and sold, respectively, during 2016. We conformed the presentation of prior periods, whereby commercial loan investments are included in the Investment Portfolio segment and commercial mortgage banking activities are included in Corporate/Other. Following is a full description of our current segments.
Our Investment Portfolio segment primarily consists of investments in residential jumbo loans, real estate securities, and MSRs. Our securities portfolio primarily includes investments in residential mortgage-backed securities ("RMBS") retained from our Sequoia securitizations and RMBS issued by third parties, Agency issued CRT securities, as well as investments in Agency issued multifamily securities. Our residential loan investments are made through a subsidiary of Redwood Trust that is a member of the Federal Home Loan Bank of Chicago ("FHLBC") that utilizes attractive long-term financing from the FHLBC to make long-term investments directly in residential loans. Our MSR investments are primarily associated with residential loans we have sold or securitized, as well as MSRs that we purchased from third parties. The Investment Portfolio segment’s main sources of revenue are interest income from investment portfolio securities and residential loans held-for-investment, as well as MSR income. Additionally, this segment may realize gains and losses upon the sale of securities. Funding expenses, hedging expenses, direct operating expenses, and tax provisions associated with these activities are also included in this segment.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 21. Segment Information - (continued)

Segment contribution represents the measure of profit that we use to assess the performance of our business segments and make resource allocation and operating decisions. Certain expenses not directly assigned or allocated to one of our two segments, as well as activity from certain consolidated Sequoia entities and commercial mortgage banking activities (in the prior year), are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated expenses primarily include interest expense associated with certain long-term debt, indirect operating expenses, and other expense.
The following tables present financial information by segment for the three months ended March 31, 2017 and 2016.
Table 21.1 – Business Segment Financial Information

	Three Months Ended March 31, 2017
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$42,250	$7,474	$4,904	$54,628
Interest expense	(5,264)	(2,924)	(12,843)	(21,031)
Net interest income (loss)	36,986	4,550	(7,939)	33,597
Reversal of provision for loan losses	—	—	—	—
Non-interest income
Mortgage banking activities, net	—	17,604	—	17,604
MSR income, net	1,713	—	—	1,713
Investment fair value changes, net	3,359	—	(1,808)	1,551
Other income	1,184	—	—	1,184
Realized gains, net	5,703	—	—	5,703
Total non-interest income, net	11,959	17,604	(1,808)	27,755
Direct operating expenses	(1,593)	(5,881)	(10,752)	(18,226)
Provision for income taxes	(1,737)	(4,420)	—	(6,157)
Segment Contribution	$45,615	$11,853	$(20,499)
Net Income				$36,969
Non-cash amortization income (expense)	$5,847	$(27)	$(997)	$4,823

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 21. Segment Information - (continued)

	Three Months Ended March 31, 2016
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$48,763	$7,869	$5,696	$62,328
Interest expense	(7,507)	(3,289)	(13,154)	(23,950)
Net interest income (loss)	41,256	4,580	(7,458)	38,378
Reversal of provision for loan losses	(289)	—	—	(289)
Non-interest income
Mortgage banking activities, net	—	9,280	(2,062)	7,218
MSR income, net	6,281	—	—	6,281
Investment fair value changes, net	(17,902)	—	(1,636)	(19,538)
Other income	955	—	—	955
Realized gains, net	9,246	—	292	9,538
Total non-interest income, net	(1,420)	9,280	(3,406)	4,454
Direct operating expenses (1)	(2,111)	(5,321)	(23,020)	(30,452)
Provision for income taxes	(28)	—	—	(28)
Segment Contribution	$37,408	$8,539	$(33,884)
Net Income				$12,063
Non-cash amortization income (expense)	$8,052	$(43)	$(990)	$7,019

(1)
For the three months ended March 31, 2016, $11 million of costs associated with the restructuring of our conforming residential mortgage loan operations and commercial operations, included in the direct operating expense line item, are presented under the Corporate/Other column.

The following tables present the components of Corporate/Other for the three months ended March 31, 2017 and 2016.
Table 21.2 – Components of Corporate/Other

	Three Months Ended March 31,
	2017			2016
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$4,838	$66	$4,904	$4,777	$919	$5,696
Interest expense	(3,516)	(9,327)	(12,843)	(3,297)	(9,857)	(13,154)
Net interest income (loss)	1,322	(9,261)	(7,939)	1,480	(8,938)	(7,458)
Non-interest income
Mortgage banking activities, net	—	—	—	—	(2,062)	(2,062)
Investment fair value changes, net	(1,810)	2	(1,808)	(1,580)	(56)	(1,636)
Realized gains, net	—	—	—	—	292	292
Total non-interest income, net	(1,810)	2	(1,808)	(1,580)	(1,826)	(3,406)
Direct operating expenses	—	(10,752)	(10,752)	—	(23,020)	(23,020)
Provision for income taxes	—	—	—	—	—	—
Total	$(488)	$(20,011)	$(20,499)	$(100)	$(33,784)	$(33,884)

(1)	Legacy consolidated VIEs represent legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 21. Segment Information - (continued)

The following table presents supplemental information by segment at March 31, 2017 and December 31, 2016.
Table 21.3 – Supplemental Segment Information

(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
March 31, 2017
Residential loans	$2,350,013	$376,607	$745,621	$3,472,241
Real estate securities	1,165,940	—	—	1,165,940
Mortgage servicing rights	111,013	—	—	111,013
Total assets	3,771,370	410,229	1,032,692	5,214,291

December 31, 2016
Residential loans	$2,261,016	$835,399	$791,636	$3,888,051
Real estate securities	1,018,439	—		1,018,439
Mortgage servicing rights	118,526	—	—	118,526
Total assets	3,615,535	866,356	1,001,586	5,483,477

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
Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part II, Item 8, Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K, as well as the sections entitled “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as other cautionary statements and risks described elsewhere in this report and our most recent Annual Report on Form 10-K. The discussion in this MD&A contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, such as those discussed in the Cautionary Statement below.
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

Our Business
Redwood Trust, Inc., together with its subsidiaries, focuses on investing in mortgages and other real estate-related assets and engaging in mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our mortgage banking activities. We operate our business in two segments: Investment Portfolio and Residential Mortgage Banking.
Our primary sources of income are net interest income from our investment portfolio and non-interest income from our mortgage banking activities. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and other liabilities. Income from mortgage banking activities consists of the profit we seek to generate through the acquisition of loans and their subsequent sale or securitization.
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
Our Business Segments
During the first quarter of 2017, we reorganized our segments to align with changes in how we view our segments for making operating decisions and assessing performance. Specifically, we eliminated our Commercial segment and renamed our Residential Investments segment as the Investment Portfolio segment. This Investment Portfolio segment now includes both residential investments and our commercial investments, which are primarily comprised of investments in multifamily securities. Our Commercial segment previously included our commercial mortgage banking operations and our commercial loan investments, which were wound-down and sold, respectively, during 2016. We conformed the presentation of prior periods, whereby commercial loan investments are included in the Investment Portfolio segment and commercial mortgage banking activities are included in Corporate/Other. Following is a full description of our current segments.
Our Investment Portfolio segment primarily consists of investments in residential jumbo loans, real estate securities, and MSRs. Our securities portfolio primarily includes investments in residential mortgage-backed securities ("RMBS") retained from our Sequoia securitizations and RMBS issued by third parties, Agency issued credit risk transfer ("CRT") securities, as well as investments in Agency issued multifamily securities. Our residential loan investments are made through a subsidiary of Redwood Trust that is a member of the Federal Home Loan Bank of Chicago ("FHLBC") that utilizes attractive long-term financing from the FHLBC to make long-term investments directly in residential loans. Our MSR investments are primarily associated with residential loans we have sold or securitized, as well as MSRs that we purchased from third parties. The Investment Portfolio segment’s main sources of revenue are interest income from investment portfolio securities and residential loans held-for-investment, as well as MSR income. Additionally, this segment may realize gains and losses upon the sale of securities. Funding expenses, hedging expenses, direct operating expenses, and tax provisions associated with these activities are also included in this segment.
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
Cautionary Statement
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and this Quarterly Report on Form 10-Q, in each case under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency of private label securitization as a form of mortgage financing; (ii) statements related to our investment portfolio, net interest income on our portfolio of residential loans held-for-investment, residential securities, and multifamily securities, our conforming MSR portfolio, deployment of capital available for investment, residential mortgage banking activities, operating expenses, and our effective tax rate and tax provision; (iii) statements we make regarding our outlook on federal housing reform and GSE reform; (iv) statements regarding the private-label RMBS market, our expectation of higher issuance volumes industry-wide in 2017, and statements regarding Sequoia securitization activity in 2017; (v) statements regarding our residential investment portfolio, including our expectations regarding private-label RMBS issuance volume in 2017, opportunities to invest in GSE-issued securities that transfer credit risk on residential and multifamily properties, and our expectation to sell our remaining conforming MSRs; (vi) statements regarding our mortgage banking activities, including loan sale margins and our expanded-prime Redwood Choice loan program; (vii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the first quarter of 2017 and at March 31, 2017, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (viii) statements relating to our estimate of our available capital (including that we estimate our capital available for investments at March 31, 2017 to be approximately $160 million); (ix) statements we make regarding our dividend policy, including our intention to pay a regular dividend of $0.28 per share per quarter in 2017; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, our estimates of REIT taxable income and TRS taxable income, and our anticipation of additional credit losses for tax purposes in future periods (and, in particular, our statement that, for tax purposes, we expect an additional $22 million of tax credit losses on residential securities we currently own to be realized over an estimated three- to five-year period).

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

OVERVIEW
Business Update
The first quarter of 2017 proved to be a strong start to the year for Redwood. During the quarter, we invested $158 million of capital and produced positive results from our mortgage banking operations, including the completion of three Sequoia securitizations. We generated GAAP net income of $0.43 per share, versus $0.31 per share in the prior quarter. Our GAAP book value increased to $15.13 per share at March 31, 2017, from $14.96 at December 31, 2016. Both our earnings and book value benefited from higher pricing on loans and securities, due in part to financial market gains following the U.S. presidential election.
Early into the second quarter, financial market volatility was subdued and investor confidence was strong, despite disappointing first quarter GDP growth and the continued escalation of numerous geo-political risks and tensions. Nonetheless, credit spreads remain tight, asset prices are at or near their recent highs, and there is substantial competition for assets among market participants.
Investing and Market Risk
We choose to maintain a balanced approach to investing through the uncertain current environment. This entails carefully monitoring our existing investments, short-term leverage and liquidity, while maintaining capital for investment in the event opportunities present themselves if asset prices decline.
We remain focused as a credit investor in high-quality residential mortgage-related assets. We prioritize the long-term cash flow potential of our investments over short-term price fluctuations, in our pursuit of generating stable and attractive dividends for our shareholders. While we pay attention to macroeconomic risks facing the global economy when monitoring our portfolio, we are focused on direct risks to our projected future cash flows, the foremost of which are any signs of weakening of the U.S. housing market, or in the underwriting quality of the mortgages we seek to invest in.
From that perspective, we have a positive outlook on the overall housing market based on an increase in household formation, a growing number of young adults switching from renting to owning, and mortgage rates that are still historically low. Additionally, the quality and performance of the mortgages underlying our portfolio investments remains very strong. So overall, we believe our investment portfolio and balance sheet are strong. We may also use favorable market conditions to selectively sell investments if we believe they are priced attractively.
We are conservatively positioned relative to many other REIT and financial services competitors with respect to our capital structure and use of debt capital. We tend to use very measured amounts of short-term recourse debt that could otherwise amplify our exposure to interest rate increases or trigger margin calls on capital. To offer some context, Redwood’s recourse debt-to-equity leverage ratio was about 2.7x at March 31, 2017, which is significantly lower than the overall Bloomberg Mortgage REIT index at December 31, 2016.
With respect to market risk and our earnings, we attempt to reduce or minimize the impact of interest rate movements through our use of derivatives and other hedging instruments. As our business model is focused on investment cash flows, we do not actively try to hedge against widening credit spreads, which occur when asset prices decline due to perceived credit issues, market illiquidity or fear. Since we carry the majority of our assets at fair value for GAAP purposes, widening of credit spreads results in a decline in the market value of our assets and, consequently, has a negative impact on our quarterly GAAP net income and book value. However, regardless of what happens to asset prices, we have confidence in the underlying long-term cash flows from our investments. Additionally, a general decline in asset prices could provide us with attractive investment opportunities to put capital to work.
Investment Portfolio
Our capital deployment of $158 million for the first quarter exceeded our expectations. Despite competition from market participants, we were able to find attractive investment opportunities. New investments in the quarter included $65 million in Sequoia and third-party RMBS, $44 million in Agency residential credit risk transfer (CRT) securities, and $39 million in Agency multifamily securities. We estimate that our capital available for investments at March 31, 2017 was approximately $160 million, as compared with $270 million at December 31, 2016.
About $2.3 billion of prime RMBS securitizations were issued by market participants during the first quarter, and we were able to acquire subordinate securities for the majority of these issuances. The overall economics of the private-label RMBS market continue to be attractive, and we expect it will result in elevated issuance volumes this year, as well as a greater amount of subordinate securities available for investment.

We also expect continued opportunities to invest in securities issued by Fannie Mae and Freddie Mac that transfer credit risk on both single-family residential and multifamily mortgages to the private sector. Most of these investments are not “first-loss” opportunities, as Fannie Mae and Freddie Mac have significantly curtailed or altogether eliminated selling the first-loss investments from their CRT transactions.
During the quarter, we also sold $27 million of securities and $12 million of primarily conforming MSRs. As we have previously noted, we no longer view conforming MSRs as a fundamental part of our current investment strategy. We have been selling conforming MSRs since late 2015, and in April agreed to sell substantially all of our remaining conforming MSRs and expect this transaction to close during the second quarter.
Residential Mortgage Banking
Our residential mortgage banking business continued to perform well through the first quarter of 2017. We completed three Sequoia securitizations in the first quarter backed by loans with an aggregate value of $1.05 billion, and sold $328 million of whole loans to portfolio investors. The securitization market is stronger than it has been since 2013, so whole loan investors competing with the strong securitization market are driving up pricing for loans. In addition, the average number of triple-A investors in Sequoia securitizations has more than doubled since early 2014.
These market conditions positively impacted our first quarter mortgage banking margins, which continued to exceed our long-term expectation of 75 to 100 basis points per loan. As near-term competition continues to drive up the price of loans, we expect margins to return to our long-term range. In order to optimize the profitability of our mortgage banking operations, we will continue selling loans through both securitization and whole loan channels with no set target for either execution.
Volume through our expanded-prime program, Redwood Choice, continues to increase and we have now introduced the program with the majority of our sellers. Our first quarter loan acquisition pipeline for Choice loans increased 36% from the fourth quarter and accounted for 19% of our total acquisition volume in the first quarter. Pricing on Choice loans continue to be approximately 100-to-125 basis points higher than pricing on our traditional Select loans. Given the more attractive returns, we have recently begun accumulating most of our Choice loans for investment.
Outlook
Efficiently deploying our excess capital at attractive returns remains at the forefront of our priorities and we continue to feel positively about our ability to prudently deploy our excess capital in 2017 while managing our interest rate exposure and keeping our leverage in check. In addition, our residential mortgage banking business is off to a strong start for the year and should continue to be a driving force in creating attractive long-term investments for our portfolio.
As we manage our business day-to-day, we remain mindful of the positive catalyst that potential changes in future housing policy could provide. As we have previously noted, we cannot predict how or when housing reform will ultimately play out in Washington, but we continue to believe that any major changes will likely prove favorable for private capital investors like Redwood.

Financial and Operational Overview - First Quarter of 2017
Highlights

•
Our GAAP net income was $0.43 per share for the first quarter of 2017, as compared with $0.31 per share for the fourth quarter of 2016. The increase was primarily due to positive fair value adjustments on our loans and securities due to improved pricing, and higher realized gains from the sale of securities. These increases were partially offset by a higher tax provision related to our mortgage banking activities.

•
Our GAAP book value was $15.13 per share at March 31, 2017, as compared with $14.96 per share at December 31, 2016. This increase was primarily driven by our quarterly net income exceeding our quarterly dividend and higher fair values on our available-for-sale securities.

•
We deployed $158 million of capital in the first quarter of 2017 toward new investments, including $65 million in Sequoia and third-party RMBS, $44 million in residential CRT securities, $39 million in Agency multifamily securities, and $10 million in MSRs.

•
We sold $27 million of securities and $12 million of MSRs from our investment portfolio during the first quarter of 2017, generating realized gains of $5 million and freeing up $31 million of capital for reinvestment after the repayment of associated debt.

•	We purchased $1.11 billion of residential jumbo loans during the first quarter of 2017. At March 31, 2017, our pipeline of jumbo residential loans identified for purchase was $986 million.

•	Residential loan sales totaled $1.38 billion during the first quarter of 2017 and included $328 million of whole loan sales to third parties and $1.05 billion of loans that were securitized.

Key Earnings Metrics
The following table presents key earnings metrics for the three months ended March 31, 2017.
Table 1 – Key Earnings Metrics

Three Months Ended
(In Thousands, except per Share Data)	March 31, 2017
Net income	$36,969
Net income per diluted common share	$0.43
Annualized GAAP return on equity	13%
REIT taxable income per share	$0.22
Dividends per share	$0.28
Book value per share	$15.13

A detailed discussion on our first quarter of 2017 net income is included in the Results of Operations section of this MD&A that follows.
Book Value per Share
At March 31, 2017, our book value was $1.17 billion, or $15.13 per share, an increase from $14.96 per share at December 31, 2016. The following table sets forth the changes in our book value per share for the three months ended March 31, 2017.
Table 2 – Changes in Book Value per Share

Three Months Ended
(In Dollars, per share basis)	March 31, 2017
Beginning book value per share	$14.96
Net income	0.43
Changes in unrealized gains on securities, net from:
Realized gains recognized in net income	(0.04)
Amortization income recognized in net income	(0.05)
Mark-to-market adjustments, net	0.11
Total change in unrealized gains on securities, net	0.02
Dividends	(0.28)
Equity compensation, net	(0.03)
Changes in unrealized losses on derivatives hedging long-term debt	0.02
Other, net	0.01
Ending Book Value per Share	$15.13
Our GAAP book value per share increased $0.17 per share to $15.13 per share during the first quarter of 2017. This increase was primarily driven by our quarterly earnings exceeding our quarterly dividend, and an increase in unrealized gains on our securities portfolio.
Unrealized gains on our available-for-sale securities increased $0.02 per share during the first quarter of 2017, primarily as a result of a positive $0.11 per share mark-to-market adjustment on our available-for-sale securities due to improved pricing during the quarter. This increase was partially offset by $0.05 per share of discount amortization income recognized in earnings from the appreciation in the amortized cost basis of our available-for-sale securities, and $0.04 per share of previously unrealized net gains that were realized as income from the sale of securities.
Higher benchmark interest rates during the first quarter of 2017 resulted in a $0.02 per share increase to book value due to a decrease in unrealized losses on the derivatives hedging a portion of our long-term debt. At March 31, 2017, the cumulative unrealized loss on these derivatives, which is included in GAAP book value per share, was $0.55 per share.

Capital Allocation Summary
This section provides an overview of our capital position and how it was allocated at the end of the first quarter of 2017. A detailed discussion of our liquidity and capital resources is provided in the Liquidity and Capital Resources section of this MD&A that follows.
We use a combination of equity and corporate long-term debt (which we collectively refer to as “capital”) to fund our business. We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse some of our inventory of residential loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is presented separately from allocated capital in the table below. The following table presents how our capital was allocated between business segments and investment types at March 31, 2017.
Table 3 – Capital Allocation Summary

At March 31, 2017
(Dollars in Thousands)	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Investment portfolio
Residential loans/FHLB stock	$2,393,406	$(1,999,999)	$393,407	22%
Residential securities	1,027,259	(308,281)	718,978	40%
Commercial/Multifamily securities (1)	138,681	(14,531)	124,150	7%
Mortgage servicing rights	111,013	—	111,013	6%
Other assets/(other liabilities)	101,011	(40,987)	60,024	3%
Cash and liquidity capital			209,694	12%
Total investment portfolio	$3,771,370	$(2,363,798)	1,617,266	90%
Residential mortgage banking			170,000	10%
Total			$1,787,266	100%

(1)	Includes $120 million of multifamily securities and $19 million of investment grade CMBS.
Our total capital was $1.79 billion at March 31, 2017, and included $1.17 billion of equity capital and $0.62 billion of the total $2.62 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $201 million of exchangeable debt due in 2019.
Of our $1.79 billion of total capital at March 31, 2017, $1.62 billion (or 90%) was allocated to our investments with the remaining $170 million (or 10%) allocated to our residential mortgage-banking activities.
A component of our allocated capital in the table above is "cash and liquidity capital," which represents a combination of capital available for investment and risk capital held for liquidity management purposes. At March 31, 2017, we estimate that our capital available for investments was approximately $160 million.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for the first quarter of 2017 and 2016. Most tables include a "change" column that shows the amount by which the results from 2017 are greater or less than the results from the respective period in 2016. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the first quarter of 2017, compared to the first quarter of 2016.
The following table presents the components of our net income for the three months ended March 31, 2017 and 2016.
Table 4 – Net Income

	Three Months Ended March 31,
(In Thousands, except per Share Data)	2017	2016	Change
Net Interest Income	$33,597	$38,378	$(4,781)
Provision for loan losses	—	(289)	289
Net Interest Income After Provision	33,597	38,089	(4,492)
Non-interest Income
Mortgage banking activities, net	17,604	7,218	10,386
MSR income, net	1,713	6,281	(4,568)
Investment fair value changes, net	1,551	(19,538)	21,089
Other income	1,184	955	229
Realized gains, net	5,703	9,538	(3,835)
Total non-interest income, net	27,755	4,454	23,301
Operating expenses	(18,226)	(30,452)	12,226
Net income before income taxes	43,126	12,091	31,035
Provision for income taxes	(6,157)	(28)	(6,129)
Net Income	$36,969	$12,063	$24,906
Diluted earnings per common share	$0.43	$0.15	$0.28
Net Interest Income
The decrease in net interest income during the three-month periods was primarily a result of the sale our commercial mezzanine loans during 2016. This decline was partially offset by higher net interest income from our residential investments as a result of capital deployment during 2016 and the first quarter of 2017.
Provision for Loan Losses
The provision for loan losses in 2016 was related to our commercial mezzanine loans. Prior to their sale in 2016, the commercial loans were reclassified to held-for-sale status, at which point the allowance for loan losses was reversed and no longer maintained for these loans.
Mortgage Banking Activities, Net
Income from mortgage banking activities, net includes results from our residential jumbo mortgage banking operations and, prior to the second quarter of 2016, results from our residential conforming and commercial mortgage banking operations. The increase in mortgage banking activities during the three-month periods was predominantly due to higher gross margins from our jumbo residential mortgage banking activities on slightly higher volume, which resulted in an $8 million increase. In addition, we recorded $2 million of losses during the first quarter of 2016 from our commercial mortgage banking activities, which were wound down during that quarter.
A more detailed analysis of the changes in this line item is included in Residential Mortgage Banking portion of the “Results of Operations by Segment” section that follows.

MSR Income, Net
MSR income, net is comprised of the net fee income we earn from our MSR investments as well as changes in their market value and the market value of their associated derivatives. MSR income decreased in 2017 due to lower average balances of MSRs outstanding during 2017, as well as a decrease in market value of the MSRs and their associated derivatives. Lower hedging expenses on MSR investments during the first quarter of 2016 contributed to higher MSR income during that period.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our residential loans held-for-investment and financed with FHLB borrowings, our investment securities classified as trading, and interest rate hedges associated with each of these investments.
During the three months ended March 31, 2017, the positive investment fair value changes primarily resulted from a $10 million increase in the fair value of our trading securities and their associated hedges, which was primarily due to improved pricing on these securities during that period. These increases were partially offset by a $6 million decrease in the fair value of our residential loans held-for-investment and their associated hedges. During the first quarter of 2016, the $20 million decline in the fair values of our investments and their related hedges was primarily due to a significant decline in market interest rates during the period, which had a net negative effect on our hedged investments.
Additional detail on our investment fair value changes is included in the Investment Portfolio portion of the “Results of Operations by Segment” section that follows.
Other Income
Other income in both the three-month periods was primarily comprised of income from our residential loan risk sharing arrangements with Fannie Mae and Freddie Mac.
Realized Gains, Net
During the first quarter of 2017, we realized gains of $6 million, primarily from the sale of $19 million of AFS securities. During the first quarter of 2016, we realized gains of $9 million, primarily from the sale of $126 million of AFS securities.
Operating Expenses
The decrease in operating expenses during the three-month periods was primarily due to the restructuring of our residential conforming and commercial mortgage banking operations during the first quarter of 2016, which resulted in a lower run-rate of expenses. Excluding the $11 million of restructuring charges recorded during the three months ended March 31, 2016, operating expenses during that period were $20 million.
Provision for Income Taxes
Our income taxes result almost entirely from activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments. During the first three months of 2017, we recorded a tax provision of $6 million, primarily related to GAAP income earned from mortgage banking activities at our TRS. During the first quarter of 2016, we incurred GAAP losses at our TRS and, due to a full valuation allowance on our deferred tax assets, we did not record a material tax provision. For additional detail on income taxes, see the “Taxable Income” section that follows.

Net Interest Income
The following tables present the components of net interest income for the three months ended March 31, 2017 and 2016.
Table 5 – Net Interest Income

	Three Months Ended March 31,
	2017			2016
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$7,486	$747,148	4.0%	$7,317	$771,310	3.8%
Residential loans - HFI at Redwood (2)	22,038	2,250,377	3.9%	19,306	1,986,635	3.9%
Residential loans - HFI at Sequoia (2)	4,838	757,342	2.6%	4,777	978,898	2.0%
Commercial loans	82	2,700	12.1%	9,460	422,436	9.0%
Trading securities	8,217	525,688	6.3%	4,726	267,964	7.1%
Available-for-sale securities	11,600	458,450	10.1%	16,369	656,105	10.0%
Other interest income	367	238,960	0.6%	373	459,980	0.3%
Total interest income	54,628	4,980,665	4.4%	62,328	5,543,328	4.5%
Interest Expense
Short-term debt	(4,453)	794,072	(2.2)%	(6,697)	1,276,643	(2.1)%
ABS issued - Redwood	—	—	—%	(985)	52,221	(7.5)%
ABS issued - Sequoia (2)	(3,530)	739,430	(1.9)%	(3,297)	955,399	(1.4)%
Long-term debt - FHLBC	(3,735)	1,999,999	(0.7)%	(2,769)	1,923,469	(0.6)%
Long-term debt - other	(9,313)	621,224	(6.0)%	(10,202)	683,787	(6.0)%
Total interest expense	(21,031)	4,154,725	(2.0)%	(23,950)	4,891,519	(2.0)%
Net Interest Income	$33,597			$38,378

(1)
Average balances for residential loans held-for-sale, residential loans held-for-investment, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost, except for ABS issued-Sequoia, which is based upon fair value.

(2)
Interest income from residential loans held-for-investment ("HFI") at Redwood exclude loans HFI at consolidated Sequoia entities. Interest income from residential loans - HFI at Sequoia and the interest expense from ABS issued - Sequoia represent activity from our consolidated Sequoia entities.

The following table presents net interest income by segment for the three months ended March 31, 2017 and 2016.
Table 6 – Net Interest Income by Segment

	Three Months Ended March 31,
(In Thousands)	2017	2016	Change
Net Interest Income by Segment
Investment Portfolio	$36,986	$41,256	$(4,270)
Residential Mortgage Banking	4,550	4,580	(30)
Corporate/Other	(7,939)	(7,458)	(481)
Net Interest Income	$33,597	$38,378	$(4,781)
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

The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at March 31, 2017.
Table 7 – Interest Expense — Specific Borrowing Costs

March 31, 2017	Residential Loans Held-for-Sale	Residential Securities
Asset yield	4.16%	4.79%
Short-term debt yield	2.59%	2.11%
Net Spread	1.57%	2.68%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.
Results of Operations by Segment
As discussed in the Introduction section of this MD&A, we changed our reportable segments in the first quarter of 2017 and now report on our business using two distinct segments: Investment Portfolio and Residential Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For additional information on our segments, refer to Note 21 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q. The following table presents the segment contribution from our two segments, reconciled to our consolidated net income, for the three months ended March 31, 2017 and 2016.
Table 8 – Segment Results Summary

	Three Months Ended March 31,
(In Thousands)	2017	2016	Change
Segment Contribution from:
Investment Portfolio	$45,615	$37,408	$8,207
Residential Mortgage Banking	11,853	8,539	3,314
Corporate/Other	(20,499)	(33,884)	13,385
Net Income	$36,969	$12,063	$24,906
The following sections provide a detailed discussion of the results of operations at each of our two business segments for the three months ended March 31, 2017 and 2016.
The $13 million decrease in net expense at Corporate/Other for the three-month periods was primarily due to $11 million of costs incurred in association with the restructuring of our residential conforming and commercial mortgage banking operations during the first quarter of 2016. In addition, $3 million of net expenses related to our commercial mortgage banking operations were included in Corporate/Other for the three months ended March 31, 2016, prior to those operations being wound down. Corporate/Other also includes results from our consolidated Sequoia entities, which remained consistent during the three-month periods (the details of which are discussed in the "Results from Consolidated Sequoia Entities" section that follows).

Investment Portfolio Segment

Our Investment Portfolio segment is primarily comprised of our portfolio of residential mortgage loans held-for-investment and financed through the FHLBC, our real estate securities portfolio, and our MSR investment portfolio. For segment reporting purposes, certain of our Sequoia senior trading securities were included in our Residential Mortgage Banking segment. As such, they are excluded from any amounts and tables in this section and may not agree with similarly titled amounts and tables in our consolidated financial statements and footnotes.
The following table presents the components of segment contribution for the Investment Portfolio segment for the three months ended March 31, 2017 and 2016.
Table 9 – Investment Portfolio Segment Contribution

	Three Months Ended March 31,
(In Thousands)	2017	2016	Change
Interest income	$42,250	$48,763	$(6,513)
Interest expense	(5,264)	(7,507)	2,243
Net interest income	36,986	41,256	(4,270)
Provision for loan losses	—	(289)	289
Net Interest Income after Provision	36,986	40,967	(3,981)
Non-interest income
MSR income, net	1,713	6,281	(4,568)
Investment fair value changes, net	3,359	(17,902)	21,261
Other income	1,184	955	229
Realized gains, net	5,703	9,246	(3,543)
Total non-interest income (loss), net	11,959	(1,420)	13,379
Direct operating expenses	(1,593)	(2,111)	518
Segment contribution before income taxes	47,352	37,436	9,916
Provision for income taxes	(1,737)	(28)	(1,709)
Total Segment Contribution	$45,615	$37,408	$8,207
The following table presents our primary portfolios of investment assets in our Investment Portfolio segment at March 31, 2017 and December 31, 2016.
Table 10 – Investment Portfolio

(In Thousands)	March 31, 2017	December 31, 2016	Change
Residential loans held-for-investment	$2,350,013	$2,261,016	$88,997
Residential securities	1,027,259	926,669	100,590
Commercial/Multifamily securities	138,681	91,770	46,911
Mortgage servicing rights	111,013	118,526	(7,513)
Other assets	144,404	217,554	(73,150)
Total Assets at Investment Portfolio	$3,771,370	$3,615,535	$155,835

Overview
The increase in our total investments in the first three months of 2017 was primarily attributable to the deployment of $148 million of capital into new residential and multifamily securities investments. For the three months ended March 31, 2017, the segment contribution from our Investment Portfolio was comprised of $12 million from residential loans, $25 million from residential securities, $7 million from commercial/multifamily securities, and $1 million from MSRs.

Net Interest Income
Net interest income from our Investment Portfolio primarily includes interest income from our residential loans held-for-investment and our securities, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Investment Portfolio segment for the three months ended March 31, 2017 and 2016.
Table 11 - Net Interest Income ("NII") from Investment Portfolio

	Three Months Ended March 31,
(In Thousands)	2017	2016	Change
Net interest income from:
HFI residential loans	$18,303	$16,529	$1,774
Residential securities	16,913	18,234	(1,321)
Commercial/Multifamily securities	1,375	121	1,254
Commercial mezzanine loans	82	6,152	(6,070)
Other interest income	313	220	93
NII from Investment Portfolio	$36,986	$41,256	$(4,270)

The decrease in net interest income from our Investment Portfolio segment during the three-month periods was primarily due to the sale of all but one of our commercial mezzanine loans during 2016.
Investment fair value changes, net
The following table presents the components of investment fair value changes, net for our Investment Portfolio segment, which is comprised of market valuation gains and losses from our investments and associated hedges, for the three months ended March 31, 2017 and 2016.
Table 12 - Investment Fair Value Changes, Net

	Three Months Ended March 31,
(In Thousands)	2017	2016
Investment Fair Value Changes, Net
Market valuation changes:
Residential loans held-for-investment (1)	$(2,333)	$23,463
Residential trading securities	4,916	(5,465)
Commercial/Multifamily trading securities	6,227	(137)
Risk sharing investments	(205)	(10)
Risk management derivatives	(5,129)	(35,753)
Impairments on AFS securities	(117)	—
Investment Fair Value Changes, Net	$3,359	$(17,902)

(1)	Market valuation changes from residential loans held-for-investment above do not include loans at consolidated Sequoia entities, which are not included in this segment.
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

The following table presents the components of investment fair value changes in this segment, net for the three months ended March 31, 2017.
Table 13 - Components of Investment Portfolio Fair Value Changes, Net

(In Thousands)	Three Months Ended March 31, 2017
Market valuation changes on:
Loans held-for-investment
Change in fair value from the reduction of principal (1)	$(1,528)
Change in fair value from changes in interest rates and spreads (2)	(805)
Total change in fair value of residential loans held-for-investment	(2,333)

Real estate securities
Change in fair value from the reduction of principal (1)	(1,790)
Change in fair value from changes in interest rates and spreads (2)	12,611
Total change in fair value of real estate securities	10,821

Risk management derivatives
Interest component of derivative expense	(3,693)
Change in fair value of derivatives from changes in interest rates (3)	(1,436)
Total change in fair value of risk management derivatives	(5,129)

Total Investment Portfolio Fair Value Changes, Net (4)	$3,359

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

(4)
Total investment fair value changes, net, on our consolidated financial statements also includes a $2 million loss for the three months ended March 31, 2017 related to changes in fair value of our investments in legacy consolidated Sequoia transactions, which is included in Corporate/Other for segment reporting.

For the three months ended March 31, 2017, investment fair value changes were negative $6 million for residential loans held-for-investment and their associated derivatives, and positive $10 million for residential securities and their associated derivatives. For the three months ended March 31, 2016, investment fair value changes were negative $12 million for residential loans held-for-investment and their associated derivatives, and negative $6 million for residential securities and their associated derivatives.
The decrease in fair values from loans and their associated derivatives during the first quarter of 2017 primarily resulted from reductions in the fair value of loans from the loss of premium from principal repayments and hedging costs, partially offset by increases in fair value from tighter spreads on these investments during that period. The increase in fair values from securities and their associated derivatives during the first quarter of 2017 primarily resulted from tighter spreads on these investments during that period, partially offset by hedging costs and decreases in fair value from reductions in the basis of IO securities from associated principal repayments.
During the first quarter of 2016, the decline in the fair values of our investments and their related hedges was primarily due to a significant decline in market interest rates during the period, which had a net negative effect on our hedged investments.

MSR Income, net
The following table presents the components of MSR income, net for the three months ended March 31, 2017 and 2016.
Table 14 – MSR Income, net

	Three Months Ended March 31,
(In Thousands)	2017	2016
Net servicing fee income	$5,527	$9,646
Changes in fair value of MSR from the receipt of expected cash flows	(2,413)	(6,276)
MSR reversal of provision for repurchases	5	182
MSR income before the effect of changes in interest rates and other assumptions	3,119	3,552
Changes in fair value of MSRs from interest rates and other assumptions (1)	(657)	(38,328)
Changes in fair value of associated derivatives	(749)	41,057
Total net effect of changes in assumptions and rates	(1,406)	2,729
MSR Income, Net	$1,713	$6,281

(1)	Primarily reflects changes in prepayment assumptions on our MSRs due to changes in benchmark interest rates.
MSR income before the effect of changes in interest rates and other assumptions declined slightly as the reduction in fee income from lower average notional balances of loans associated with the MSRs was largely offset by lower negative fair value changes from the receipt of expected cash flows. The total net effect of changes in assumptions and rates decreased in 2017 as compared to 2016, primarily due to lower hedging expenses on MSRs during the first quarter of 2016.
Realized Gains, net
During the first quarter of 2017, we realized gains of $6 million, primarily from the sale of $19 million of AFS securities. During the first quarter of 2016, we realized gains of $9 million, primarily from the sale of $126 million of AFS securities. Although we will continue to be opportunistic in terms of assets sales, we currently expect fewer portfolio sales and realized gains per quarter for the remainder of 2017, relative to the first quarter of 2017.
Direct Operating Expenses and Provision for Income Taxes
The decrease in operating expenses at our Investment Portfolio segment in the first quarter of 2017 was primarily attributable to lower personnel costs associated with the management of our investments. For the three months ended March 31, 2017, the provision for income taxes at our Investment Portfolio segment resulted from ordinary income earned at our TRS during those periods, primarily from MSR income and interest income on certain securities we hold at our TRS.

Residential Loans Held-for-Investment Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three months ended March 31, 2017 and 2016.
Table 15 – Residential Loans Held-for-Investment at Redwood - Activity

	Three Months Ended March 31,
(In Thousands)	2017	2016
Fair value at beginning of period	$2,261,016	$1,791,195
Transfers between portfolios	184,996	606,026
Sales and principal repayments	(93,666)	(76,731)
Changes in fair value, net	(2,333)	23,463
Fair Value at End of Period	$2,350,013	$2,343,953
During the three months ended March 31, 2017, we had net transfers of $185 million of residential loans from our Residential Mortgage Banking segment to our Investment Portfolio segment. At March 31, 2017, $2.35 billion of loans were held by our FHLB-member subsidiary and were financed with $2.00 billion of borrowings from the FHLBC. In connection with these borrowings, our FHLB-member subsidiary is required to hold $43 million of FHLB stock.
At March 31, 2017, the weighted average maturity of these FHLB borrowings was approximately eight years and they had a weighted average cost of 0.82% per annum. This interest cost resets every 13 weeks and we seek to fix the interest cost of these FHLB borrowings over their weighted average maturity by using a combination of swaps, TBAs and other derivatives.
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
The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at March 31, 2017.
Table 16 – Characteristics of Residential Real Estate Loans Held-for-Investment at Fair Value

March 31, 2017
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$2,204,347	4.14%
Fixed - 15, 20, & 25 year	65,067	3.62%
Hybrid	53,482	4.03%
Total Outstanding Principal	$2,322,896
The outstanding loans held-for-investment at Redwood at March 31, 2017 were prime-quality, first lien loans, of which 95% were originated between 2013 and 2017 and 5% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 771 (at origination) and the weighted average loan-to-value ("LTV") ratio was 66% (at origination). At March 31, 2017, one of these loans with a fair value of $0.2 million was more than 90 days delinquent and none of these loans were in foreclosure.

Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type in our Investment Portfolio segment for the three months ended March 31, 2017.
Table 17 – Real Estate Securities Activity by Collateral Type

Three Months Ended March 31, 2017	Senior	Re-REMIC	Subordinate		Total
(In Thousands)	Residential	Residential (1)	Residential	Commercial
Beginning fair value	$173,613	$85,479	$667,577	$91,770	$1,018,439
Transfers	12,229	(12,229)	—	—	—
Acquisitions
Sequoia securities	3,231	—	22,627	—	25,858
Third-party securities	—	—	99,840	45,031	144,871
Sales
Sequoia securities	—	—	(8,897)	—	(8,897)
Third-party securities	(8,444)	—	(5,362)	(4,149)	(17,955)
Gains on sales and calls, net	3,500	—	2,203	—	5,703
Effect of principal payments (2)	(6,247)	(866)	(7,598)	(200)	(14,911)
Change in fair value, net	(1,783)	1,346	7,040	6,229	12,832
Ending Fair Value	$176,099	$73,730	$777,430	$138,681	$1,165,940

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior RMBS.

(2)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

At March 31, 2017, our securities consisted of fixed-rate assets (76%), adjustable-rate assets (11%), hybrid assets that reset within the next year (7%), and hybrid assets that reset between 12 and 36 months (6%).
We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our real estate securities that were financed with repurchase debt at March 31, 2017.
Table 18 – Real Estate Securities Financed with Repurchase Debt

March 31, 2017	Real Estate Securities	Repurchase Debt	Allocated Capital	Weighted Average Price(1)	Financing Haircut(2)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Senior	$51,222	$(43,327)	$7,895	$95	15%
Mezzanine	315,811	(264,954)	50,857	97	16%
Total Residential Securities	367,033	(308,281)	58,752	96	16%
Commercial/Multifamily Securities	19,011	(14,531)	4,480	89	24%
Total	$386,044	$(322,812)	$63,232

(1)	GAAP fair value per $100 of principal.

(2)	Allocated capital divided by GAAP fair value.
At March 31, 2017, we had short-term debt incurred through repurchase facilities of $323 million, which was secured by $386 million of real estate securities. The remaining $780 million of our securities were financed with capital. Our repo borrowings were made under facilities with seven different counterparties, and the weighted average cost of funds for these facilities during the first quarter of 2017 was approximately 1.99% per annum.

At March 31, 2017, the securities we financed through repurchase facilities had no material credit issues. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.
The majority of the $51 million of senior securities noted in the table above are supported by seasoned residential loans originated prior to 2008. The $316 million of mezzanine securities financed through repurchase facilities at March 31, 2017 carry investment grade credit ratings and are supported by residential loans originated between 2012 and 2017. The loans underlying these securities have experienced minimal delinquencies to date. The $19 million of multifamily securities financed through repurchase facilities at March 31, 2017 carry investment grade credit ratings with 7%-8% of structural credit enhancement.
The following table presents our residential securities at March 31, 2017 and December 31, 2016, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, re-REMIC, and subordinate). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 19 – Residential Securities by Vintage and Type

March 31, 2017	Sequoia 2012-2017	Third Party 2013-2017	Agency CRT 2013-2017	Third Party 2006-2008	Third Party <=2005	Total Residential Securities	% of Total Residential Securities
(Dollars in Thousands)
Senior	$28,799	$5,795	$—	$85,657	$55,848	$176,099	17%
Re-REMIC	—	—	—	16,257	57,473	73,730	7%
Subordinate
Mezzanine (1)	146,905	222,014	—	—	—	368,919	36%
Subordinate (2)	116,569	74,752	198,197	496	18,497	408,511	40%
Total Subordinate	263,474	296,766	198,197	496	18,497	777,430	76%
Total Securities	$292,273	$302,561	$198,197	$102,410	$131,818	$1,027,259	100%

December 31, 2016	Sequoia 2012-2016	Third Party 2013-2016	Agency CRT 2013-2016	Third Party 2006-2008	Third Party <=2005	Total Residential Securities	% of Total Residential Securities
(Dollars in Thousands)
Senior	$26,618	$5,611	$—	$80,646	$60,738	$173,613	19%
Re-REMIC	—	—	—	28,454	57,025	85,479	9%
Subordinate
Mezzanine (1)	136,007	179,390	—	—	—	315,397	34%
Subordinate (2)	113,310	64,450	152,126	527	21,767	352,180	38%
Total Subordinate	249,317	243,840	152,126	527	21,767	667,577	72%
Total Securities	$275,935	$249,451	$152,126	$109,627	$139,530	$926,669	100%

(1)	Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

(2)	Subordinate securities include less than $1 million of non-prime securities at both March 31, 2017 and December 31, 2016.

At March 31, 2017 and December 31, 2016, we held $139 million and $92 million, respectively, of commercial securities that were all classified as subordinate securities and issued from 2015 through 2017. At March 31, 2017 and December 31, 2016, commercial securities included $120 million and $74 million, respectively, of multifamily securities issued by Agencies and the remainder were third-party CMBS.
At both March 31, 2017 and December 31, 2016, all of our commercial securities were classified as trading securities. As such, the following tables that present information about our available-for-sale securities only include residential securities.

The following tables present the components of the interest income we earned on AFS securities for the three months ended March 31, 2017 and 2016.
Table 20 – Interest Income — AFS Securities

Three Months Ended March 31, 2017					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$1,303	$2,083	$3,386	$99,936	5.22%	8.34%	13.56%
Re-REMIC	906	1,033	1,939	65,415	5.54%	6.32%	11.86%
Subordinate
Mezzanine	1,419	654	2,073	147,592	3.85%	1.77%	5.62%
Subordinate	2,711	1,491	4,202	145,507	7.45%	4.10%	11.55%
Total AFS Securities	$6,339	$5,261	$11,600	$458,450	5.53%	4.59%	10.12%

Three Months Ended March 31, 2016					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$2,140	$2,500	$4,640	$224,724	3.81%	4.45%	8.26%
Re-REMIC	1,845	3,522	5,367	109,501	6.74%	12.87%	19.61%
Subordinate
Mezzanine	2,073	701	2,774	209,565	3.96%	1.34%	5.29%
Subordinate	2,243	1,345	3,588	112,315	7.99%	4.79%	12.78%
Total AFS Securities	$8,301	$8,068	$16,369	$656,105	5.06%	4.92%	9.98%
During the fourth quarter of 2016 and the first quarter of 2017, several Re-REMIC securities we held were exchanged for the underlying senior securities. Several of these investments had high yields and, as such, the balance of our investments in Re-REMICs and their associated yields declined in the first quarter of 2017 and the yields of our senior securities increased, as compared to the first quarter of 2016.
The following tables present the components of carrying value at March 31, 2017 and December 31, 2016 for our AFS securities.
Table 21 – Carrying Value of AFS Securities

March 31, 2017	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$144,676	$81,935	$477,706	$704,317
Credit reserve	(4,521)	(5,609)	(39,096)	(49,226)
Unamortized discount, net	(38,156)	(16,507)	(142,268)	(196,931)
Amortized cost	101,999	59,819	296,342	458,160
Gross unrealized gains	37,078	13,911	68,319	119,308
Gross unrealized losses	(1,868)	—	(812)	(2,680)
Carrying Value	$137,209	$73,730	$363,849	$574,788

December 31, 2016	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$148,862	$95,608	$456,359	$700,829
Credit reserve	(4,814)	(6,857)	(35,802)	(47,473)
Unamortized discount, net	(41,877)	(19,613)	(136,622)	(198,112)
Amortized cost	102,171	69,138	283,935	455,244
Gross unrealized gains	36,304	16,341	68,032	120,677
Gross unrealized losses	(1,929)	—	(1,240)	(3,169)
Carrying Value	$136,546	$85,479	$350,727	$572,752
We designate any amount of unpaid principal balance that we do not expect to receive and thus do not expect to earn or recover as a credit reserve on each security. Any remaining net unamortized discounts or premiums on the security are amortized into income over time using the effective yield method.
At March 31, 2017, credit reserves for our AFS securities totaled $49 million, or 7.0% of the principal balance of our AFS securities, as compared to $47 million, or 6.8%, at December 31, 2016. During the three months ended March 31, 2017, increases resulting from acquisitions and impairments were partially offset by reductions in the credit reserve from realized losses, sales and transfers out of credit reserve to accretable discount. During the three months ended March 31, 2017 and 2016, realized credit losses on our residential securities totaled $1 million and $2 million, respectively.
Mortgage Servicing Rights Portfolio
Our MSRs are held and managed at our taxable REIT subsidiary and typically are acquired together with loans from originators and then separately recognized under GAAP when the MSR is retained and the associated loan is sold to a third party or transferred to a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. In addition, we also purchase MSRs on a flow basis from third parties that sell the associated loans directly to the Agencies and we may also purchase portfolios of MSRs on a bulk basis. Although we own the rights to service loans, we contract with sub-servicers to perform these activities. Our receipt of MSR income is not subject to any covenants other than customary performance obligations associated with servicing residential loans. If a sub-servicer we contract with was to fail to perform these obligations, our servicing rights could be terminated and we would evaluate our MSR asset for impairment at that time.
The following table provides the activity for MSRs by portfolio for the three months ended March 31, 2017.
Table 22 – MSR Activity by Portfolio

	Three Months Ended March 31, 2017
(In Thousands)	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$60,003	$58,523	$118,526
Additions
MSRs retained from Sequoia securitizations	7,123	—	7,123
MSRs retained from third-party loan sales	263	—	263
Purchased MSRs	—	99	99
Sold MSRs	—	(11,928)	(11,928)
Market valuation adjustments	(790)	(2,280)	(3,070)
Balance at End of Period	$66,599	$44,414	$111,013
During the three months ended March 31, 2017, we sold conforming MSRs with a fair value of $12 million. In addition, subsequent to March 31, 2017, we entered into an agreement to sell most of the remainder of our $44 million conforming MSR portfolio. We expect the transaction to settle in the second quarter of 2017 and we will seek to redeploy the proceeds from the sale towards higher-yielding, REIT-eligible investments. We may periodically sell MSRs in the future; however, we cannot predict the timing and amounts of such sales, if any.

The following table presents characteristics of our MSR investments and their associated loans at March 31, 2017.
Table 23 – Characteristics of MSR Investments Portfolio

	March 31, 2017
(Dollars In Thousands)	Jumbo	Conforming	Total
Unpaid principal balance	$5,982,794	$3,799,528	$9,782,322
Fair value of MSRs	$66,599	$44,414	$111,013
MSR values as percent of unpaid principal balance	1.11%	1.17%	1.13%
Gross cash yield (1)	0.25%	0.28%	0.26%
Number of loans	8,726	12,356	21,082
Average loan size	$686	$308	$464
Average coupon	3.97%	3.87%	3.93%
Average loan age (months)	33	27	31
Average original loan-to-value	67%	75%	70%
Average original FICO score	771	759	766
60+ day delinquencies	0.09%	0.35%	0.21%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended March 31, 2017, by the weighted average notional balance of loans associated with MSRs we owned during that period.

At March 31, 2017, nearly all of our MSRs were comprised of base MSRs and we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At both March 31, 2017 and December 31, 2016, we had $1 million of servicer advances outstanding related to our MSRs, which are presented in Other assets on our consolidated balance sheets.
Residential Mortgage Banking Segment
The following table presents the components of segment contribution for the Residential Mortgage Banking segment for the three months ended March 31, 2017 and 2016.
Table 24 – Residential Mortgage Banking Segment Contribution

	Three Months Ended March 31,
(In Thousands)	2017	2016	Change
Interest income
Loans	$7,474	$7,305	$169
Sequoia securities	—	564	(564)
Total interest income	7,474	7,869	(395)
Interest expense	(2,924)	(3,289)	365
Net interest income	4,550	4,580	(30)
Mortgage banking activities, net	17,604	9,280	8,324
Direct operating expenses	(5,881)	(5,321)	(560)
Segment contribution before income taxes	16,273	8,539	7,734
Provision for income taxes	(4,420)	—	(4,420)
Segment Contribution	$11,853	$8,539	$3,314

The following tables provide the activity of unsecuritized residential loans during the three months ended March 31, 2017 and 2016.
Table 25 – Residential Loans Held-for-Sale — Activity

	Three Months Ended March 31,
(In Thousands)	2017	2016
Balance at beginning of period	$835,399	$1,115,738
Acquisitions	1,108,304	1,218,649
Sales	(1,377,637)	(1,269,135)
Transfers between portfolios (1)	(184,996)	(606,026)
Principal repayments	(12,995)	(23,589)
Changes in fair value, net	8,532	5,439
Balance at End of Period	$376,607	$441,076

(1)	Represents the net transfers of loans out of our Residential Mortgage Banking segment into our Investment Portfolio segment and their reclassification from held-for-sale to held-for-investment.
Overview
During the first three months of 2017, we purchased $1.11 billion of predominately prime residential jumbo loans, sold $328 million of jumbo loans to third parties and securitized $1.05 billion of jumbo loans through our Sequoia platform. In addition, we had net transfers of $185 million of jumbo loans to our Investment Portfolio segment and financed them with borrowings from the FHLBC. Our pipeline of loans identified for purchase at March 31, 2017 included $986 million of jumbo loans.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At March 31, 2017, we had $241 million of warehouse debt outstanding to fund our residential loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the first quarter of 2017 was 2.40% per annum. Our warehouse capacity at March 31, 2017 totaled $1.33 billion across four separate counterparties, which should continue to provide sufficient liquidity to fund our residential mortgage banking operations in the near-term.
Our residential mortgage banking operations created investments that allowed us to deploy $25 million of capital into our investment portfolio during the first three months of 2017. At March 31, 2017, we had 422 loan sellers, up from 406 at the end of 2016. This included 191 jumbo sellers and 231 sellers from various FHLB districts participating in the FHLB's MPF Direct program.
Net Interest Income
Net interest income from residential mortgage banking is primarily comprised of interest income earned on residential loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on our consolidated balance sheet.
Net interest income from residential mortgage banking was $5 million for both of the three-month periods ended March 31, 2017 and 2016, as the average balances of residential loans held-for-sale each period were similar.
The amount of net interest income we earn on loans held-for-sale is dependent on many variables, including the amount of loans and the time they are outstanding on our consolidated balance sheet and their interest rates, as well as the amount of leverage we employ through the use of short-term debt to finance the loans and the interest rates on that debt. These factors will impact net interest income in future periods.
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
Table 26 – Components of Residential Mortgage Banking Activities, Net

	Three Months Ended March 31,
(In Thousands)	2017	2016	Change
Changes in fair value of:
Residential loans, at fair value (1)	$18,797	$18,074	$723
Sequoia securities	—	1,484	(1,484)
Risk management derivatives (2)	(1,400)	(10,216)	8,816
Other income (expense), net (3)	207	(62)	269
Total Residential Mortgage Banking Activities, Net	$17,604	$9,280	$8,324

(1)	Includes changes in fair value for loan purchase commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.
The increases in mortgage banking activities, net was primarily due to higher gross margins during the first three months of 2017 on slightly higher volume as compared to the same period in 2016.
Loan purchase commitments ("LPCs"), adjusted for fallout expectations, were $1.09 billion for the three months ended March 31, 2017. Our gross margins for our jumbo loans, which we define as net interest income plus income from mortgage banking activities, divided by LPCs, benefited from improvements in securitization execution relative to the first quarter of 2016.
At March 31, 2017, we had a repurchase reserve of $4 million outstanding related to residential loans sold through this segment. For the three months ended March 31, 2017 and 2016, we recorded $0.2 million and $0.5 million, respectively, of provision for repurchases that was included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at March 31, 2017.
Table 27 – Characteristics of Residential Loans Held-for-Sale

March 31, 2017	Principal Value	Weighted Average Coupon
(Dollars in Thousands)
First Lien Prime
Fixed - 30 year	$289,213	4.38%
Fixed - 15, 20, & 25 year	31,099	3.67%
Hybrid	48,690	3.65%
Total Outstanding Principal	$369,002
Operating Expenses and Taxes
Operating expenses for this segment primarily include costs associated with the underwriting, purchase and sale of jumbo residential loans. The increase in operating expenses during the three-month periods was primarily attributable to higher variable compensation expense during the first three months of 2017 as compared to the same period in 2016, resulting from higher income earned in that period. This increase in variable compensation expense was partially offset by a decrease in fixed compensation and other operating expenses. All charges from the restructuring of our conforming mortgage banking operations in the first quarter of 2016 were included in Corporate/Other for segment reporting purposes.
All residential mortgage banking activities are performed at our taxable REIT subsidiary and the provision for income taxes is generally correlated to the amount of this segment's contribution before income taxes in relation to the TRS's overall GAAP income and associated tax provision.

Results of Consolidated Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At March 31, 2017, the estimated fair value of our investments in the consolidated Sequoia entities was $22 million.

The following tables present the statements of income for the three months ended March 31, 2017, and the balance sheets of the consolidated Sequoia entities at March 31, 2017 and December 31, 2016. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 28 – Consolidated Sequoia Entities Statements of Income

	Three Months Ended March 31,
(In Thousands)	2017	2016	Change
Interest income	$4,838	$4,777	$61
Interest expense	(3,516)	(3,297)	(219)
Net interest income	1,322	1,480	(158)
Investment fair value changes, net	(1,810)	(1,580)	(230)
Net Income from Consolidated Sequoia Entities	$(488)	$(100)	$(388)
Table 29 – Consolidated Sequoia Entities Balance Sheets

(In Thousands)	March 31, 2017	December 31, 2016
Residential loans, held-for-investment, at fair value	$745,621	$791,636
Other assets	5,073	6,681
Total Assets	$750,694	$798,317
Other liabilities	$532	$518
Asset-backed securities issued, at fair value	728,391	773,462
Total liabilities	728,923	773,980
Equity (fair value of Redwood's retained investments in entities)	21,771	24,337
Total Liabilities and Equity	$750,694	$798,317

Net Interest Income at Consolidated Sequoia Entities
The decrease in net interest income for the three-month periods was primarily attributable to the continued pay down of loans at the consolidated entities. In both the first quarters of 2017 and 2016, rising benchmark interest rates resulted in higher interest income and interest expense as all of the loans in these entities are effectively floating rate.
Investment Fair Value Changes, net at Consolidated Sequoia Entities

Investment fair value changes, net at consolidated Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities, which netted together represent the change in value of our retained investments in the consolidated Sequoia entities. The negative investment fair value changes in both three-month periods was primarily related to the reduction in basis of retained IO securities as the loans underlying these securities continued to pay down.

Residential Loans at Consolidated Sequoia Entities
The following table provides details of residential loan activity at consolidated Sequoia entities for the three months ended March 31, 2017 and 2016.
Table 30 – Residential Loans at Consolidated Sequoia Entities — Activity

	Three Months Ended March 31,
(In Thousands)	2017	2016
Balance at beginning of period	$791,636	$1,021,870
Principal repayments	(53,461)	(47,341)
Transfers to REO	(968)	(1,975)
Deconsolidation adjustments	—	(6,871)
Changes in fair value, net	8,414	(35,656)
Balance at End of Period	$745,621	$930,027
Characteristics of Loans at Consolidated Sequoia Entities
The following table highlights unpaid principal balances for loans at consolidated Sequoia entities by product type at March 31, 2017.
Table 31 – Characteristics of Loans at Consolidated Sequoia Entities

March 31, 2017
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
First Lien
Hybrid (1)	$16,740	3.06%
ARM	813,460	2.33%
Total Outstanding Principal	$830,200

(1)	All of these loans have reached the initial interest rate reset date and are currently adjustable rate mortgages.
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise all of the loans in the consolidated Sequoia entities and were primarily originated in 2006 or prior. For outstanding loans at consolidated Sequoia entities at March 31, 2017, the weighted average FICO score of borrowers backing these loans was 728 (at origination) and the weighted average original LTV ratio was 66% (at origination). At March 31, 2017 and December 31, 2016, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $17 million and $19 million, respectively, and the unpaid principal balance of loans in foreclosure was $12 million and $11 million, respectively.

Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three months ended March 31, 2017 and 2016. For each of these periods, we had no undistributed REIT taxable income.
Table 32 – Taxable Income

	Three Months Ended March 31,
(In Thousands, except per Share Data)	2017 est. (1)	2016 est. (1)
REIT taxable income	$16,679	$17,322
Taxable REIT subsidiary income (loss)	5,215	27,518
Total Taxable Income	$21,894	$44,840

REIT taxable income per share	$0.22	$0.23
Total taxable income per share	$0.29	$0.59

Distributions to shareholders	$21,569	$21,669
Distributions to shareholders per share	$0.28	$0.28

(1)	Our tax results for the three months ended March 31, 2017 and 2016 are estimates until we file tax returns for these years.

We currently expect all or nearly all of the dividends we distribute in 2017 will be taxable to shareholders as ordinary income and a smaller portion, if any, will be a return of capital, which is in general, non-taxable. However, based on federal income tax rules related to capital loss carryforwards, none of our 2017 dividend distributions are expected to be characterized as long-term capital gains for federal income tax purposes.
Our estimated total taxable income for each of the three months ended March 31, 2017 and 2016 included $1 million in realized credit losses on investments. For tax purposes, we anticipate an additional $22 million of credit losses to be realized over an estimated three- to five-year period based on the securities we currently own. For the three months ended March 31, 2017, we realized net capital gains of $497 thousand at the REIT for tax purposes.
Tax Provision under GAAP

For the three months ended March 31, 2017 and 2016, we recorded tax provisions of $6 million and $28 thousand, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The change in tax provision year-over-year was primarily the result of us benefiting from the reversal of the valuation allowance recorded against our federal net deferred tax assets ("DTAs") in 2016. As the federal valuation allowance has been fully released, our TRS effective tax rate in 2017 is expected to be approximately equal to the federal statutory rate. The income or loss generated at our TRS will not affect the tax characterization of our 2017 dividends.

Realization of our DTAs is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2016, we reported net federal ordinary and capital deferred tax liabilities ("DTLs"), for which no valuation allowance was recorded. As a result of GAAP income at our TRS, we are forecasting that we will report net federal ordinary and capital DTLs at December 31, 2017 and consequently no valuation allowance is expected to be recorded against any federal DTA. Consistent with prior periods, we continued to maintain a valuation allowance against our net state DTAs. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations.

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
The tables below reconcile our estimated total taxable income to our GAAP income for the three months ended March 31, 2017.
Table 33 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Three Months Ended March 31, 2017
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$42,488	$7,513	$50,001	$54,628	$(4,627)
Interest expense	(12,057)	(5,597)	(17,654)	(21,031)	3,377
Net interest income	30,431	1,916	32,347	33,597	(1,250)
Realized credit losses	(996)	—	(996)	—	(996)
Mortgage banking activities, net	—	9,871	9,871	17,604	(7,733)
MSR income, net	—	1,225	1,225	1,713	(488)
Investment fair value changes, net	(3,129)	(568)	(3,697)	1,551	(5,248)
Operating expenses	(9,947)	(7,467)	(17,414)	(18,226)	812
Other income	327	270	597	1,184	(587)
Realized gains, net	—	—	—	5,703	(5,703)
Provision for income taxes	(7)	(32)	(39)	(6,157)	6,118
Net Income	$16,679	$5,215	$21,894	$36,969	$(15,075)

Income per basic common share	$0.22	$0.07	$0.29	$0.47	$(0.18)
Potential Taxable Income Volatility
We expect period-to-period volatility in our estimated taxable income. A description of the factors that can cause this volatility is described in the Taxable Income portion of the Results of Operations section in the MD&A included in Part II, Item 7, of our Annual Report on Form 10-K.

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
Our total capital was $1.79 billion at March 31, 2017, and included $1.17 billion of equity capital and $0.62 billion of the total $2.62 billion of long-term debt on our consolidated balance sheet. This portion of long-term debt included $140 million of trust-preferred securities due in 2037, $288 million of convertible debt due in 2018, and $201 million of exchangeable debt due in 2019. At March 31, 2017, we estimate that our capital available for investments was approximately $160 million.
In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2017, there were no shares acquired under this authorization. At March 31, 2017, approximately $86 million of this current authorization remained available for the repurchases of shares of our common stock. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital described above.
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
Cash Flows and Liquidity for the Three Months Ended March 31, 2017
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in credit losses, prepayments, and interest rates. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were positive $254 million during the three months ended March 31, 2017. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were negative $4 million and negative $9 million during the first three months of 2017 and 2016, respectively. Additionally, we pay our annual variable compensation during the first quarter of each year, and in 2017 these payments totaled $17 million. These payments reduced cash flows for the first three months of the year and will not recur for the remainder of this year.

Cash Flows from Investing Activities
During the three months ended March 31, 2017, our net cash provided by investing activities was $62 million and primarily resulted from principal payments on loans held-for-investment at our consolidated Sequoia entities and at Redwood, proceeds from sales of loans, and principal payments from, and proceeds from net sales of, real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any.
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
In addition, during the three months ended March 31, 2017, we had transfers of residential loans with a carrying value of $185 million from held-for-sale to held-for-investment, and we retained MSRs with a carrying value of $7 million from the sale of residential loans. These non-cash transactions were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the three months ended March 31, 2017, our net cash used in financing activities was $307 million. This primarily resulted from $228 million of net repayments of short-term debt and $56 million of repayments of ABS issued.
 In December 2016, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2017. In February 2017, the Board of Directors declared a regular dividend of $0.28 per share for the first quarter of 2017, which was payable on March 31, 2017 to shareholders of record on March 16, 2017. As a result, during the three months ended March 31, 2017, we paid $22 million of cash dividends on our common stock, representing a dividend of $0.28 per share.
In accordance with the terms of our outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.
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
At March 31, 2017, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $241 million (secured by residential loans with an aggregate fair value of $266 million) and a total uncommitted borrowing limit of $1.33 billion. In addition, at March 31, 2017, we had an aggregate outstanding short-term debt balance of $323 million under seven securities repurchase facilities, which were secured by securities with a fair market value of $386 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $7 million) at March 31, 2017.
At March 31, 2017, we had $564 million of short-term debt outstanding. During the first three months of 2017, the highest balance of our short-term debt outstanding was $985 million.

Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At March 31, 2017, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the three months ended March 31, 2017, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At March 31, 2017, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 0.82% per annum and a weighted average maturity of eight years. At March 31, 2017, accrued interest payable on these borrowings was $2 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.34 billion at March 31, 2017. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At March 31, 2017, our subsidiary held $43 million of FHLBC stock that is included in Other assets on our consolidated balance sheets.
Convertible Notes
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these exchangeable notes was approximately 6.6% per annum. During the three months ended March 31, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At March 31, 2017, the outstanding principal amount of these notes was $201 million. At March 31, 2017, the accrued interest payable balance on this debt was $5 million.

In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these convertible notes was approximately 5.4% per annum. At March 31, 2017, the accrued interest payable balance on this debt was $7 million.
Trust Preferred Securities and Subordinated Notes
At March 31, 2017, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the debt is extinguished. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred securities issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.8% per annum. These swaps are accounted for as cash flow hedges with all interest recorded as a component of net interest income and other valuation changes recorded as a component of equity.
 Asset-Backed Securities
At March 31, 2017, there were $830 million (principal balance) of loans owned at consolidated Sequoia securitization entities, which were funded with $824 million (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsection titled "Results of Consolidated Sequoia Entities" in the Results of Operations section of this MD&A for additional details on these entities.

Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition of residential mortgage loans (including those we acquire in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2016, under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”

Our sources of debt financing include short-term secured borrowings under residential loan warehouse facilities, short-term securities repurchase facilities, a $10 million committed line of short-term secured credit from a bank, and secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, under its borrowing facility with the FHLBC.

Aggregate borrowing limits are stated under certain of these facilities, and certain other facilities have no stated borrowing limit, but each of the facilities (with the exception of the $10 million committed line of short-term secured credit) is uncommitted, which means that any request we make to borrow funds under these uncommitted facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. In general, financing under these facilities is obtained by transferring or pledging mortgage loans or securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred or pledged assets). While transferred or pledged assets are financed under a facility, to the extent the market value of the assets declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. Margin call provisions under these facilities are further described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Financial Covenants Associated with Short-Term Debt and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2016 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”

Because these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Market Risks.” In addition, with respect to residential loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Market Risks,” if and when those loans or securities become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility. Additionally, our access to financing under the borrowing facility with the FHLBC is subject to the risks described under the heading “Risk Factors - Recently Adopted Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

At March 31, 2017, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at March 31, 2017 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at March 31, 2017 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements.
Contractual Obligations
The following table presents our contractual obligations and commitments at March 31, 2017, as well as the obligations of the securitization entities that we consolidate for financial reporting purposes.
Table 34 – Contractual Obligations and Commitments

March 31, 2017	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$564	$—	$—	$—	$564
Convertible notes	—	488	—	—	488
Anticipated interest payments on convertible notes	25	29	—	—	54
FHLBC borrowings	—	—	—	2,000	2,000
Anticipated interest payments on FHLBC borrowings	29	82	98	183	392
Other long-term debt	—	—	—	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	140	187
Accrued interest payable	16	—	—	—	16
Operating leases	2	2	—	—	4
Total Redwood Obligations and Commitments	$645	$620	$117	$2,463	$3,845
Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$—	$—	$—	$824	$824
Anticipated interest payments on ABS (3)	16	38	38	104	196
Accrued interest payable	1	—	—	—	1
Total Obligations of Entities Consolidated for Financial Reporting Purposes	17	38	38	928	1,021
Total Consolidated Obligations and Commitments	$662	$658	$155	$3,391	$4,866

(1)	Includes anticipated interest payments related to hedges.

(2)
All consolidated ABS issued are collateralized by real estate loans. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)
The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at March 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors.
We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, including the timing and amount of purchases, sales, calls, and repayment of consolidated assets, changes in the fair values of consolidated assets and liabilities, increases or decreases in earnings from mortgage banking activities, and certain non-recurring events. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues and estimates. Our critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements are included in the "Critical Accounting Policies and Estimates" section of Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Market Risks
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Other Risks
In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
NEW ACCOUNTING STANDARDS
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2016.

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
There have been no changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at March 31, 2017, the FHLB-Seattle has received approximately $124 million of principal and $11 million of interest payments in respect of the Seattle Certificate. As of March 31, 2017, the Seattle Certificate had a remaining outstanding principal amount of approximately $10 million. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at March 31, 2017, approximately $14 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. As of March 31, 2017, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.

Through certain of our wholly-owned subsidiaries, we have in the past engaged in, and expect to continue to engage in, activities relating to the acquisition and securitization of residential mortgage loans. In addition, certain of our wholly-owned subsidiaries have in the past engaged in activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations (commonly referred to as CDO transactions). Because of this involvement in the securitization and CDO businesses, we could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and we could also become the subject of governmental investigations, enforcement actions, or lawsuits, and governmental authorities could allege that we violated applicable law or regulation in the conduct of our business. As an example, in July 2016 we became aware of a complaint filed by the State of California on April 1, 2016 against Morgan Stanley & Co. and certain of its affiliates alleging, among other things, that there were misleading statements contained in offering materials for 28 different mortgage pass-through certificates purchased by various California investors, including various California public pension systems, from Morgan Stanley and alleging that Morgan Stanley made false or fraudulent claims in connection with the sale of those certificates. Of the 28 mortgage pass-through certificates that are the subject of the complaint, two are Sequoia mortgage pass-through certificates issued in 2004 and two are Sequoia mortgage pass-through certificates issued in 2007. With respect to each of those certificates our wholly-owned subsidiary, RWT Holdings, Inc., was the sponsor and our wholly-owned subsidiary, Sequoia Residential Funding, Inc., was the depositor. At the time these four Sequoia mortgage pass-through certificates were issued, Sequoia Residential Funding, Inc. and Redwood Trust agreed to indemnify the underwriters of these certificates for certain losses and expenses they might incur as a result of claims made against them relating to these certificates, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At March 31, 2017, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
In the ordinary course of any litigation matter, including certain of the above-referenced matters, we have engaged and may continue to engage in formal or informal settlement communications with the plaintiffs or co-defendants. Settlement communications we have engaged in relating to certain of the above-referenced litigation matters are one of the factors that have resulted in our determination to establish the loss contingency reserves described above. We cannot be certain that any of these matters will be resolved through a settlement prior to trial and we cannot be certain that the resolution of these matters, whether through trial or settlement, will not have a material adverse effect on our financial condition or results of operations in any future period.
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
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2017, there were no shares acquired under this authorization. At March 31, 2017, approximately $86 million of this current authorization remained available for the repurchase of shares of our common stock.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2017.

	Total Number of Shares Purchased or Acquired		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
January 1, 2017 - January 31, 2017	4	(1)	$15.21	—	$—
February 1, 2017 - February 28, 2017	17	(1)	$16.37	—	$—
March 1, 2017 - March 31, 2017	—		$—	—	$86,109
Total	21		$16.16	—	$86,109

(1)	Represents shares reacquired to satisfy tax withholding requirements related to the vesting of restricted shares.
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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016;
(ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016;
(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2017 and 2016;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2017 and 2016;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and
(vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	May 5, 2017	By:	/s/ Martin S. Hughes
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2017	By:	/s/ Christopher J. Abate
Christopher J. Abate
President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2017	By:	/s/ Collin L. Cochrane
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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016;
(ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016;
(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2017 and 2016;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2017 and 2016;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and
(vi) Notes to Consolidated Financial Statements.