Form 10-Q
period 2017-06-30
REDWOOD TRUST INC
filed 2017-08-04
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	77,116,538 shares outstanding as of August 1, 2017

REDWOOD TRUST, INC.
2017 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	June 30, 2017	December 31, 2016
ASSETS (1)
Residential loans, held-for-sale, at fair value	$837,371	$835,399
Residential loans, held-for-investment, at fair value	3,067,920	3,052,652
Real estate securities, at fair value	1,218,503	1,018,439
Mortgage servicing rights, at fair value	63,770	118,526
Cash and cash equivalents	217,218	212,844
Total earning assets	5,404,782	5,237,860
Restricted cash	2,006	8,623
Accrued interest receivable	20,101	18,454
Derivative assets	12,264	36,595
Other assets	216,329	181,945
Total Assets	$5,655,482	$5,483,477

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt (2)	$1,294,807	$791,539
Accrued interest payable	9,939	9,608
Derivative liabilities	69,175	66,329
Accrued expenses and other liabilities	73,185	72,428
Asset-backed securities issued, at fair value	692,606	773,462
Long-term debt, net	2,336,346	2,620,683
Total liabilities	4,476,058	4,334,049
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 77,116,875 and 76,834,663 issued and outstanding	771	768
Additional paid-in capital	1,679,475	1,676,486
Accumulated other comprehensive income	69,676	71,853
Cumulative earnings	1,223,228	1,149,935
Cumulative distributions to stockholders	(1,793,726)	(1,749,614)
Total equity	1,179,424	1,149,428
Total Liabilities and Equity	$5,655,482	$5,483,477
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2017 and December 31, 2016, assets of consolidated VIEs totaled $713,404 and $798,317, respectively. At June 30, 2017 and December 31, 2016, liabilities of consolidated VIEs totaled $693,137 and $773,980, respectively. See Note 4 for further discussion.

(2)	During the second quarter of 2017, our convertible notes were reclassified from Long-term debt, net to Short-term debt as the maturity of the notes was less than one year as of April 2017.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2017	2016	2017	2016
Interest Income
Residential loans	$36,635	$35,154	$70,997	$66,554
Commercial loans	263	12,921	345	22,381
Real estate securities	21,826	18,417	41,643	39,512
Other interest income	500	295	867	668
Total interest income	59,224	66,787	113,852	129,115
Interest Expense
Short-term debt	(9,350)	(5,337)	(13,803)	(12,034)
Asset-backed securities issued	(3,705)	(3,982)	(7,235)	(8,264)
Long-term debt	(11,179)	(13,125)	(24,227)	(26,096)
Total interest expense	(24,234)	(22,444)	(45,265)	(46,394)
Net Interest Income	34,990	44,343	68,587	82,721
Reversal of provision for loan losses	—	6,532	—	6,243
Net Interest Income after Provision	34,990	50,875	68,587	88,964
Non-interest Income
Mortgage banking activities, net	12,046	7,728	29,650	14,946
Mortgage servicing rights income, net	2,778	2,783	4,491	9,064
Investment fair value changes, net	8,115	(11,066)	9,666	(30,604)
Other income	986	1,559	2,170	2,514
Realized gains, net	1,372	9,884	7,075	19,422
Total non-interest income, net	25,297	10,888	53,052	15,342
Operating expenses	(18,641)	(20,155)	(36,867)	(50,607)
Net Income before Provision for Income Taxes	41,646	41,608	84,772	53,699
Provision for income taxes	(5,322)	(327)	(11,479)	(355)
Net Income	$36,324	$41,281	$73,293	$53,344

Basic earnings per common share	$0.46	$0.52	$0.93	$0.67
Diluted earnings per common share	$0.43	$0.48	$0.85	$0.67
Regular dividends declared per common share	$0.28	$0.28	$0.56	$0.56
Basic weighted average shares outstanding	76,819,703	76,664,829	76,779,178	76,901,255
Diluted weighted average shares outstanding	97,494,144	97,761,936	97,718,550	88,728,380

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2017	2016	2017	2016
Net Income	$36,324	$41,281	$73,293	$53,344
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (1)	1,811	6,260	4,741	(3,843)
Reclassification of unrealized gain on available-for-sale securities to net income	(2,322)	(7,711)	(6,250)	(18,664)
Net unrealized loss on interest rate agreements	(2,429)	(8,949)	(696)	(23,192)
Reclassification of unrealized loss on interest rate agreements to net income	14	19	28	37
Total other comprehensive income (loss)	(2,926)	(10,381)	(2,177)	(45,662)
Total Comprehensive Income	$33,398	$30,900	$71,116	$7,682
——————

(1)
Amounts are presented net of tax benefit (provision) of $0.1 million and $(0.1) million for the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2017

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2016	76,834,663	$768	$1,676,486	$71,853	$1,149,935	$(1,749,614)	$1,149,428
Net income	—	—	—	—	73,293	—	73,293
Other comprehensive loss	—	—	—	(2,177)	—	—	(2,177)
Employee stock purchase and incentive plans	282,212	3	(2,388)	—	—	—	(2,385)
Non-cash equity award compensation	—	—	5,377	—	—	—	5,377
Common dividends declared	—	—	—	—	—	(44,112)	(44,112)
June 30, 2017	77,116,875	$771	$1,679,475	$69,676	$1,223,228	$(1,793,726)	$1,179,424

For the Six Months Ended June 30, 2016

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2015	78,162,765	$782	$1,695,956	$91,993	$1,018,683	$(1,661,149)	$1,146,265
Net income	—	—	—	—	53,344	—	53,344
Other comprehensive loss	—	—	—	(45,662)	—	—	(45,662)
Employee stock purchase and incentive plans	431,156	4	(4,249)	—	—	—	(4,245)
Non-cash equity award compensation	—	—	8,488	—	—	—	8,488
Share repurchases	(1,658,868)	(17)	(21,267)	—	—	—	(21,284)
Common dividends declared	—	—	—	—	—	(44,303)	(44,303)
June 30, 2016	76,935,053	$769	$1,678,928	$46,331	$1,072,027	$(1,705,452)	$1,092,603

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$73,293	$53,344
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(9,638)	(13,945)
Depreciation and amortization of non-financial assets	605	575
Purchases of held-for-sale loans	(2,309,856)	(2,578,592)
Proceeds from sales of held-for-sale loans	2,031,326	2,158,601
Principal payments on held-for-sale loans	22,093	35,649
Net settlements of derivatives	776	(9,427)
Provision for loan losses	—	(6,243)
Non-cash equity award compensation expense	5,377	8,488
Market valuation adjustments	(30,743)	25,584
Realized gains, net	(7,075)	(19,422)
Net change in:
Accrued interest receivable and other assets	(26,226)	(20,667)
Accrued interest payable and accrued expenses and other liabilities	(16,840)	5,390
Net cash used in operating activities	(266,908)	(360,665)
Cash Flows From Investing Activities:
Proceeds from sales of loans held-for-investment	—	11,395
Principal payments on loans held-for-investment	258,267	354,188
Purchases of real estate securities	(236,036)	(138,527)
Proceeds from sales of real estate securities	99,121	451,262
Principal payments on real estate securities	34,752	41,466
Purchase of mortgage servicing rights	(316)	(13,766)
Proceeds from sales of mortgage servicing rights	43,177	28,268
Net change in restricted cash	6,617	(2,726)
Net cash provided by investing activities	205,582	731,560
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	2,070,873	2,184,069
Repayments on short-term debt	(1,855,233)	(2,980,027)
Repayments on asset-backed securities issued	(103,371)	(158,519)
Proceeds from issuance of long-term debt	—	771,287
Repayments on long-term debt	—	(118,146)
Net settlements of derivatives	(72)	(82)
Net proceeds from issuance of common stock	145	146
Net payments on repurchase of common stock	—	(24,235)
Taxes paid on equity award distributions	(2,530)	(4,391)
Dividends paid	(44,112)	(44,303)
Net cash provided by (used in) financing activities	65,700	(374,201)
Net increase (decrease) in cash and cash equivalents	4,374	(3,306)
Cash and cash equivalents at beginning of period	212,844	220,229
Cash and cash equivalents at end of period	$217,218	$216,923
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$44,274	$45,758
Taxes	1,040	467
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$38,051	$1,834
Retention of mortgage servicing rights from loan securitizations and sales	7,387	5,688
Transfers from loans held-for-sale to loans held-for-investment	247,377	725,825
Transfers from loans held-for-investment to loans held-for-sale	459	359,005
Transfers from residential loans to real estate owned	2,044	5,867
Transfers from long-term debt to short-term debt	285,900	—
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at June 30, 2017 and December 31, 2016, and for the three and six months ended June 30, 2017 and 2016. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at June 30, 2017 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2017 should not be construed as indicative of the results to be expected for the full year.
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
June 30, 2017
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
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our 2016 Annual Report on Form 10-K is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial condition and results of operations for the three and six months ended June 30, 2017.
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
Other Recent Accounting Pronouncements
In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20)." This new guidance shortens the amortization period for certain callable debt securities purchased at a premium by requiring the premium to be amortized to the earliest call date. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.
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
June 30, 2017
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

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
In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. This new guidance retains a dual lease accounting model, which requires leases to be classified as either operating or capital leases for lessees, for purposes of income statement recognition. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. As discussed in Note 14, our only material leases are those related to our leased office space, for which future payments under these leases total $18 million at June 30, 2017. Based on our initial evaluation of this new guidance, and taking into consideration our current in-place leases, we do not expect that its adoption will have a material impact on our consolidated financial statements. We will continue evaluating this new standard and caution that any changes in our business or additional leases we may enter into could change our initial assessment.
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
June 30, 2017
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at June 30, 2017 and December 31, 2016.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
June 30, 2017 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$4,335	$—	$4,335	$(3,513)	$(822)	$—
TBAs	3,381	—	3,381	(1,390)	(690)	1,301
Futures	9	—	9	—	—	9
Total Assets	$7,725	$—	$7,725	$(4,903)	$(1,512)	$1,310

Liabilities (2)
Interest rate agreements	$(64,087)	$—	$(64,087)	$3,513	$60,574	$—
TBAs	(1,506)	—	(1,506)	1,391	37	(78)
Futures	(163)	—	(163)	—	163	—
Loan warehouse debt	(575,303)	—	(575,303)	575,303	—	—
Security repurchase agreements	(469,491)	—	(469,491)	469,491	—	—
Total Liabilities	$(1,110,550)	$—	$(1,110,550)	$1,049,698	$60,774	$(78)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
June 30, 2017
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
Analysis of Consolidated VIEs
At June 30, 2017, we consolidated certain Sequoia securitization entities issued prior to 2012 that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, manager, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. The following table presents a summary of the assets and liabilities of these VIEs. Intercompany balances have been eliminated for purposes of this presentation.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

(Dollars in Thousands)	June 30, 2017	December 31, 2016
Residential loans, held-for-investment	$707,686	$791,636
Restricted cash	148	148
Accrued interest receivable	925	1,000
Other assets	4,645	5,533
Total Assets	$713,404	$798,317
Accrued interest payable	$531	$518
Asset-backed securities issued	692,606	773,462
Total Liabilities	$693,137	$773,980

Number of VIEs	20	20
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 33 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents information related to securitization transactions that occurred during the three and six months ended June 30, 2017 and 2016.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Principal balance of loans transferred	$348,599	$344,890	$1,384,123	$344,890
Trading securities retained, at fair value	10,287	—	30,990	—
AFS securities retained, at fair value	1,905	1,834	7,060	1,834
MSRs recognized	—	2,131	7,123	2,131
The following table summarizes the cash flows during the three and six months ended June 30, 2017 and 2016 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Proceeds from new transfers	$351,485	$352,042	$1,373,509	$352,042
MSR fees received	3,698	3,401	7,173	6,924
Funding of compensating interest, net	(41)	(77)	(79)	(156)
Cash flows received on retained securities	6,588	6,739	12,961	17,930
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during the three and six months ended June 30, 2017 and 2016.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
At Date of Securitization	MSRs	Senior Securities	Subordinate Securities	MSRs	Subordinate Securities
Prepayment rates	N/A	10%	10%	20%	15%
Discount rates	N/A	14%	5%	11%	7%
Credit loss assumptions	N/A	0.25%	0.25%	N/A	0.25%

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
At Date of Securitization	MSRs	Senior Securities	Subordinate Securities	MSRs	Subordinate Securities
Prepayment rates	9%	10%	10%	20%	15%
Discount rates	11%	12%	5%	11%	7%
Credit loss assumptions	N/A	0.25%	0.25%	N/A	0.25%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents additional information at June 30, 2017 and December 31, 2016, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	June 30, 2017	December 31, 2016
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$69,825	$41,909
Subordinate securities, classified as AFS	216,269	234,025
Mortgage servicing rights	61,616	58,800
Maximum loss exposure (1)	$347,710	$334,734
Assets transferred:
Principal balance of loans outstanding	$7,760,334	$6,870,398
Principal balance of loans 30+ days delinquent	18,144	21,427

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at June 30, 2017 and December 31, 2016.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

June 30, 2017	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at June 30, 2017	$61,616	$29,040	$257,054
Expected life (in years) (2)	7	6	13
Prepayment speed assumption (annual CPR) (2)	10%	11%	11%
Decrease in fair value from:
10% adverse change	$2,150	$1,224	$794
25% adverse change	5,161	2,910	1,976
Discount rate assumption (2)	11%	9%	6%
Decrease in fair value from:
100 basis point increase	$2,326	$1,144	$22,023
200 basis point increase	4,483	2,205	40,929
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$4	$1,348
25% higher losses	N/A	8	3,364

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2016	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2016	$58,800	$26,618	$249,317
Expected life (in years) (2)	7	6	12
Prepayment speed assumption (annual CPR) (2)	11%	8%	12%
Decrease in fair value from:
10% adverse change	$2,226	$1,075	$997
25% adverse change	5,284	2,569	2,494
Discount rate assumption (2)	11%	8%	6%
Decrease in fair value from:
100 basis point increase	$2,088	$1,105	$19,574
200 basis point increase	4,032	2,128	36,574
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$19	$1,174
25% higher losses	N/A	49	2,933

(1)	Senior securities included $29 million and $27 million of interest only securities at June 30, 2017 and December 31, 2016, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at June 30, 2017, grouped by security type.
Table 4.7 – Third-Party Sponsored VIE Summary

(Dollars in Thousands)	June 30, 2017
Mortgage-Backed Securities
Senior	$147,923
Re-REMIC	73,337
Subordinate	711,149
Total Investments in Third-Party Sponsored VIEs	$932,409
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
June 30, 2017
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
June 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2017 and December 31, 2016.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$836,291	$836,291	$834,193	$834,193
At lower of cost or fair value	1,080	1,212	1,206	1,365
Residential loans, held-for-investment
At fair value	3,067,920	3,067,920	3,052,652	3,052,652
Trading securities	668,561	668,561	445,687	445,687
Available-for-sale securities	549,942	549,942	572,752	572,752
MSRs	63,770	63,770	118,526	118,526
Cash and cash equivalents	217,218	217,218	212,844	212,844
Restricted cash	2,006	2,006	8,623	8,623
Accrued interest receivable	20,101	20,101	18,454	18,454
Derivative assets	12,264	12,264	36,595	36,595
REO (1)	4,645	4,802	5,533	5,560
Margin receivable (1)	100,156	100,156	68,038	68,038
FHLBC stock (1)	43,393	43,393	43,393	43,393
Guarantee asset (1)	3,288	3,288	4,092	4,092
Commercial loans (1)	—	—	2,700	2,700
Pledged collateral (1)	42,963	42,963	42,875	42,875
Liabilities
Short-term debt facilities	$1,044,794	$1,044,794	$791,539	$791,539
Accrued interest payable	9,939	9,939	9,608	9,608
Margin payable	2,020	2,020	12,783	12,783
Guarantee obligation	20,692	20,568	21,668	22,181
Derivative liabilities	69,175	69,175	66,329	66,329
ABS issued at fair value, net	692,606	692,606	773,462	773,462
FHLBC long-term borrowings	1,999,999	1,999,999	1,999,999	1,999,999
Convertible notes, net	447,848	464,042	482,195	493,365
Trust preferred securities and subordinated notes, net	138,512	100,440	138,489	96,255

(1)	These assets are included in Other assets on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

During the three and six months ended June 30, 2017, we elected the fair value option for $13 million and $16 million of residential senior securities, $102 million and $244 million of subordinate securities, $1.20 billion and $2.29 billion of residential loans (principal balance), and $0.2 million and $8 million of MSRs, respectively. We anticipate electing the fair value option for all future purchases of residential loans that we may sell to third parties or transfer to securitizations, for MSRs purchased or retained from sales of residential loans, and for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at June 30, 2017 and December 31, 2016, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2017	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$3,904,210	$—	$—	$3,904,210
Trading securities	668,561	—	—	668,561
Available-for-sale securities	549,942	—	—	549,942
Derivative assets	12,264	3,390	4,335	4,539
MSRs	63,770	—	—	63,770
Pledged collateral	42,963	42,963	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	3,288	—	—	3,288

Liabilities
Derivative liabilities	$69,175	$1,669	$64,087	$3,419
ABS issued	692,606	—	—	692,606

December 31, 2016	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$3,886,845	$—	$—	$3,886,845
Trading securities	445,687	—	—	445,687
Available-for-sale securities	572,752	—	—	572,752
Derivative assets	36,595	8,300	24,980	3,315
MSRs	118,526	—	—	118,526
Pledged collateral	42,875	42,875	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	4,092	—	—	4,092

Liabilities
Derivative liabilities	$66,329	$5,609	$56,919	$3,801
ABS issued	773,462	—	—	773,462

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2017.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets						Liabilities
	Residential Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives(1)	ABS Issued
(In Thousands)
Beginning balance - December 31, 2016	$3,886,845	$445,687	$572,752	$118,526	$4,092	$(486)	$773,462
Acquisitions	2,329,355	260,351	27,238	7,701	—	—	—
Sales	(2,072,512)	(61,175)	(37,908)	(52,966)	—	—	—
Principal paydowns	(277,174)	(6,409)	(28,343)	—	—	—	(103,372)
Gains (losses) in net income, net	39,742	30,107	17,650	(9,491)	(804)	20,671	22,516
Unrealized losses in OCI, net	—	—	(1,447)	—	—	—	—
Other settlements, net (2)	(2,046)	—	—	—	—	(19,065)	—
Ending Balance - June 30, 2017	$3,904,210	$668,561	$549,942	$63,770	$3,288	$1,120	$692,606

(1)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.

(2)	Other settlements, net for derivatives represents the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at June 30, 2017 and 2016. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and six months ended June 30, 2017 and 2016 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2017 and 2016 Included in Net Income

	Included in Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Assets
Residential loans at Redwood	$16,506	$8,165	$19,738	$32,969
Residential loans at consolidated Sequoia entities	11,038	7,592	19,452	(28,064)
Commercial loans	—	198	—	2,369
Trading securities	15,880	(230)	24,529	(8,353)
Available-for-sale securities	(128)	(305)	(245)	(305)
MSRs	(2,038)	(19,948)	(1,354)	(48,692)
Loan purchase commitments	994	6,873	1,111	7,248
Other assets - Guarantee asset	(558)	(952)	(804)	(2,377)

Liabilities
Loan purchase commitments	$—	$—	$—	$—
Commercial secured borrowing	—	(198)	—	(2,369)
ABS issued	(11,977)	(8,574)	(22,516)	24,941
The following table presents information on assets recorded at fair value on a non-recurring basis at June 30, 2017. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheet at June 30, 2017.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2017

					Gain (Loss) for
June 30, 2017	Carrying Value	Fair Value Measurements Using			Three Months Ended	Six Months Ended
(In Thousands)		Level 1	Level 2	Level 3	June 30, 2017	June 30, 2017
Assets
Residential loans, at lower of cost or fair value	$856	$—	$—	$856	$2	$3
REO	4,118	—	—	4,118	(138)	(764)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and six months ended June 30, 2017 and 2016.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$5,784	$5,859	$14,316	$11,298
Residential loan purchase commitments	10,406	10,852	20,671	23,487
Commercial loans, at fair value	—	—	—	433
Sequoia securities	—	(29)	—	1,455
Risk management derivatives, net	(5,310)	(9,240)	(6,710)	(21,994)
Total mortgage banking activities, net (1)	$10,880	$7,442	$28,277	$14,679
Investment Fair Value Changes, Net
Residential loans held-for-investment, at Redwood	$8,354	$(647)	$6,021	$22,816
Trading securities	18,926	431	30,069	(5,170)
Valuation adjustments on commercial loans held-for-sale	300	—	300	—
Net investments in consolidated Sequoia entities	(987)	(251)	(2,797)	(1,831)
Risk sharing investments	(513)	(694)	(718)	(704)
Risk management derivatives, net	(17,838)	(9,600)	(22,965)	(45,410)
Impairments on AFS securities	(127)	(305)	(244)	(305)
Total investment fair value changes, net	$8,115	$(11,066)	$9,666	$(30,604)
MSR Income (Loss), Net
MSRs	$(6,421)	$(27,265)	$(9,491)	$(71,869)
Risk management derivatives, net	3,040	21,153	2,291	62,210
Total MSR loss, net (2)	$(3,381)	$(6,112)	$(7,200)	$(9,659)
Total Market Valuation Gains (Losses), Net	$15,614	$(9,736)	$30,743	$(25,584)

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
June 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

At June 30, 2017, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2016. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

June 30, 2017	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$3,027,340	Whole loan spread to TBA price	$2.59	-	$3.56		$3.50
		Whole loan spread to swap rate	175	-	280	bps	278	bps

Jumbo hybrid loans	130,776	Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate	110	-	200	bps	163	bps

Jumbo loans committed to sell	38,409	Whole loan committed sales price	$102.63	-	$102.63		$102.63

Loans held by consolidated Sequoia entities (1)	707,686	Liability price			N/A		N/A

Residential loans, at lower of cost or fair value	856	Loss severity	15	-	30%		20%

Trading and AFS securities	1,218,503	Discount rate	3	-	13%		5%
		Prepayment rate (annual CPR)	—	-	28%		9%
		Default rate	—	-	33%		3%
		Loss severity	—	-	40%		23%

MSRs	63,770	Discount rate	10	-	18%		11%
		Prepayment rate (annual CPR)	5	-	31%		10%
		Per loan annual cost to service	$82	-	$82		$82

Guarantee asset	3,288	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	13	-	13%		13%

REO	4,118	Loss severity	4	-	100%		30%

Loan purchase commitments, net (2)	1,120	MSR multiple	0.6	-	5.1	x	3.6	x
		Pull-through rate	10	-	100%		71%
		Whole loan spread to TBA price	$2.59	-	$3.56		$3.53
		Whole loan spread to swap rate - fixed rate	175	-	280	bps	279	bps
		Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate - hybrid	110	-	190	bps	143	bps

Liabilities
ABS issued (1)	692,606	Discount rate	4	-	8%		5%
		Prepayment rate (annual CPR)	—	-	20%		16%
		Default rate	1	-	12%		7%
		Loss severity	20	-	32%		27%

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
June 30, 2017
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
Residential loans
Estimated fair values for residential loans are determined using models that incorporate various observable inputs, including pricing information from whole loan sales and securitizations. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed to be announced ("TBA") prices and indexed swap rates for fixed-rate loans and indexed swap rates for hybrid loans (Level 3). Pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices for senior residential mortgage-backed securities ("RMBS") and indexed swap rates for subordinate RMBS, and credit support levels (Level 3). Other unobservable inputs also include assumed future prepayment rates. Observable inputs include benchmark interest rates, swap rates, and TBA prices. At June 30, 2017, our jumbo fixed-rate loans that were not committed to sell were priced using whole loan sale inputs. These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions.
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
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at June 30, 2017, we received dealer price indications on 76% of our securities, representing 83% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.
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
June 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
As part of our MSR valuation process, we received a valuation estimate from a third-party valuations firm. In the aggregate, our internal valuation of the MSRs were within 2% of the third-party valuation.
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
June 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
Short-term debt
Short-term debt includes our credit facilities that mature within one year. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 2). Additionally, at June 30, 2017, short-term debt included unsecured convertible senior notes with a maturity of less than one year. The fair value of the convertible notes is determined using quoted prices in generally active markets (Level 2).
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 6. Residential Loans
We acquire jumbo residential loans from third-party originators. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at June 30, 2017 and December 31, 2016.
Table 6.1 – Classifications and Carrying Values of Residential Loans

June 30, 2017
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale
At fair value	$836,291	$—	$836,291
At lower of cost or fair value	1,080	—	1,080
Total held-for-sale	837,371	—	837,371
Held-for-investment at fair value	2,360,234	707,686	3,067,920
Total Residential Loans	$3,197,605	$707,686	$3,905,291

December 31, 2016
(In Thousands)	Redwood	Sequoia	Total
Held-for-sale
At fair value	$834,193	$—	$834,193
At lower of cost or fair value	1,206	—	1,206
Total held-for-sale	835,399	—	835,399
Held-for-investment at fair value	2,261,016	791,636	3,052,652
Total Residential Loans	$3,096,415	$791,636	$3,888,051
At June 30, 2017, we owned mortgage servicing rights associated with $2.36 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
At June 30, 2017, we owned 1,062 loans held-for-sale at fair value with an aggregate unpaid principal balance of $0.82 billion and a fair value of $0.84 billion, compared to 1,114 loans with an aggregate unpaid principal balance of $0.83 billion and a fair value of $0.83 billion at December 31, 2016. At June 30, 2017 and December 31, 2016, none of these loans were greater than 90 days delinquent or in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 6. Residential Loans - (continued)

During the three and six months ended June 30, 2017, we purchased $1.20 billion and $2.29 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $0.67 billion and $2.04 billion (principal balance) of loans, respectively, for which we recorded a net market valuation losses of $6 million and $14 million, respectively, through Mortgage banking activities, net on our consolidated statements of income. At June 30, 2017, loans held-for-sale with a market value of $645 million were pledged as collateral under short-term borrowing agreements.
During the three and six months ended June 30, 2016, we purchased $1.32 billion and $2.51 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $0.81 billion and $2.05 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $6 million and $11 million, respectively, through Mortgage banking activities, net on our consolidated statements of income.
At Lower of Cost or Fair Value
At June 30, 2017 and December 31, 2016, we held six and seven residential loans, respectively, at the lower of cost or fair value with $1 million and $2 million in outstanding principal balance, respectively, and a carrying value of $1 million for both periods. At both June 30, 2017 and December 31, 2016, one of these loans with an unpaid principal balance of $0.3 million was greater than 90 days delinquent and none of these loans were in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At June 30, 2017, we owned 3,188 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.32 billion and a fair value of $2.36 billion, compared to 3,068 loans with an aggregate unpaid principal balance of $2.23 billion and a fair value of $2.26 billion at December 31, 2016. At June 30, 2017, none of these loans were greater than 90 days delinquent or in foreclosure. At December 31, 2016, one of these loans with an unpaid principal balance of $0.2 million was greater than 90 days delinquent and none of these loans were in foreclosure.
During the three and six months ended June 30, 2017, we transferred loans with a fair value of $62 million and $247 million, respectively, from held-for-sale to held-for-investment. During both the three and six months ended June 30, 2017, we transferred loans with a fair value of $0.5 million from held-for-investment to held-for-sale. During the three and six months ended June 30, 2017, we recorded net market valuation gains of $8 million and $6 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At June 30, 2017, loans with a fair value of $2.35 billion were pledged as collateral under a borrowing agreement with the FHLBC.
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
At June 30, 2017, the outstanding loans held-for-investment at Redwood were prime-quality, first lien loans, of which 95% were originated between 2013 and 2017, and 5% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 771 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 66% (at origination). At June 30, 2017, these loans were comprised of 97.0% fixed-rate loans with a weighted average coupon of 4.13%, and the remainder were hybrid or ARM loans with a weighted average coupon of 4.04%.
At Consolidated Sequoia Entities
At June 30, 2017, we owned 3,453 held-for-investment loans at consolidated Sequoia entities, with an aggregate unpaid balance of $781 million and a fair value of $708 million, as compared to 3,735 loans at December 31, 2016, with an aggregate unpaid principal balance of $887 million and a fair value of $792 million. At origination, the weighted average FICO score of borrowers backing these loans was 727, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 6. Residential Loans - (continued)

At June 30, 2017 and December 31, 2016, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $15 million and $19 million, respectively, and the unpaid principal balance of loans in foreclosure was $12 million and $11 million, respectively. During the three and six months ended June 30, 2017, we recorded net market valuation gains of $11 million and $19 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. During the three and six months ended June 30, 2016, we recorded a net market valuation gain of $8 million and a net market valuation loss of $28 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income.
Note 7. Real Estate Securities
We invest in real estate securities. The following table presents the fair values of our real estate securities by type at June 30, 2017 and December 31, 2016.
Table 7.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	June 30, 2017	December 31, 2016
Trading	$668,561	$445,687
Available-for-sale	549,942	572,752
Total Real Estate Securities	$1,218,503	$1,018,439
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
Trading Securities
The following table presents the fair value of trading securities by position and collateral type at June 30, 2017 and December 31, 2016.
Table 7.2 – Trading Securities by Position and Collateral Type

(In Thousands)	June 30, 2017	December 31, 2016
Senior Securities	$48,633	$37,067
Subordinate Securities
Mezzanine	377,286	256,226
Subordinate	242,642	152,394
Total Subordinate Securities	619,928	408,620
Total Trading Securities	$668,561	$445,687
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and commercial/multifamily securities. At June 30, 2017, trading securities with a carrying value of $348 million were pledged as collateral under short-term borrowing agreements. See Note 11 for additional information on short-term debt.
At June 30, 2017 and December 31, 2016, our senior trading securities were comprised of interest-only securities, for which there is no principal balance, and our subordinate trading securities had an unpaid principal balance of $628 million and $434 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)
Note 7. Real Estate Securities - (continued)

At June 30, 2017 and December 31, 2016, subordinate trading securities included $230 million and $152 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $41 million and $15 million, respectively, of Sequoia securities, $179 million and $149 million, respectively, of other third-party residential securities, and $170 million and $92 million, respectively, of third-party commercial/multifamily securities.
During the three and six months ended June 30, 2017, we acquired $107 million and $261 million (principal balance), respectively, of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $51 million and $60 million, respectively, of such securities. During the three and six months ended June 30, 2016, we acquired $83 million and $133 million (principal balance), respectively, of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $18 million and $236 million, respectively, of such securities.
During the three and six months ended June 30, 2017, we recorded net market valuation gains of $19 million and $30 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income. During the three and six months ended June 30, 2016, we recorded a net market valuation gain of $0.4 million and a net market valuation loss of $4 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.
AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at June 30, 2017 and December 31, 2016.
Table 7.3 – Available-for-Sale Securities by Position and Collateral Type

(In Thousands)	June 30, 2017	December 31, 2016
Senior Securities	$128,329	$136,546
Re-REMIC Securities	73,337	85,479
Subordinate Securities
Mezzanine	136,036	163,715
Subordinate	212,240	187,012
Total Subordinate Securities	348,276	350,727
Total AFS Securities	$549,942	$572,752
At June 30, 2017 and December 31, 2016, all of our available-for-sale securities were comprised of residential mortgage-backed securities. At June 30, 2017, AFS securities with a carrying value of $215 million were pledged as collateral under short-term borrowing agreements. See Note 11 for additional information on short-term debt.
During the three and six months ended June 30, 2017, we purchased $2 million and $27 million of AFS securities, respectively, and sold $19 million and $38 million of AFS securities, respectively, which resulted in net realized gains of $3 million and $8 million, respectively. During the three and six months ended June 30, 2016, we purchased $2 million and $18 million of AFS securities, respectively, and sold $89 million and $215 million of AFS securities, respectively, which resulted in net realized gains of $9 million and $18 million, respectively. In addition, during the first half of 2017, we exchanged our interests in two Re-REMICs, which together had a fair value of $12 million, for the senior securities underlying the Re-REMICs, and reclassified our interests from Re-REMIC to Senior.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)
Note 7. Real Estate Securities - (continued)

At June 30, 2017, there were $0.1 million of AFS securities with contractual maturities less than five years, $0.5 million with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at June 30, 2017 and December 31, 2016.
Table 7.4 – Carrying Value of AFS Securities

June 30, 2017
(In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$134,042	$81,235	$458,256	$673,533
Credit reserve	(3,622)	(5,913)	(38,053)	(47,588)
Unamortized discount, net	(35,257)	(15,153)	(141,653)	(192,063)
Amortized cost	95,163	60,169	278,550	433,882
Gross unrealized gains	34,993	13,168	70,365	118,526
Gross unrealized losses	(1,827)	—	(639)	(2,466)
Carrying Value	$128,329	$73,337	$348,276	$549,942

December 31, 2016
(In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$148,862	$95,608	$456,359	$700,829
Credit reserve	(4,814)	(6,857)	(35,802)	(47,473)
Unamortized discount, net	(41,877)	(19,613)	(136,622)	(198,112)
Amortized cost	102,171	69,138	283,935	455,244
Gross unrealized gains	36,304	16,341	68,032	120,677
Gross unrealized losses	(1,929)	—	(1,240)	(3,169)
Carrying Value	$136,546	$85,479	$350,727	$572,752
The following table presents the changes for the three and six months ended June 30, 2017, in unamortized discount and designated credit reserves on residential AFS securities.
Table 7.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$49,226	$196,931	$47,473	$198,112
Amortization of net discount	—	(4,805)	—	(10,066)
Realized credit losses	(1,521)	—	(2,437)	—
Acquisitions	872	884	6,591	8,643
Sales, calls, other	(1,101)	(963)	(3,261)	(5,649)
Impairments	128	—	245	—
Transfers to (release of) credit reserves, net	(16)	16	(1,023)	1,023
Ending Balance	$47,588	$192,063	$47,588	$192,063

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)
Note 7. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at June 30, 2017 and December 31, 2016.
Table 7.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
June 30, 2017	$6,884	$(176)	$6,708	$56,793	$(2,290)	$54,503
December 31, 2016	15,772	(330)	15,442	60,035	(2,839)	57,196
At June 30, 2017, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 178 AFS securities, of which 15 were in an unrealized loss position and 10 were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2016, our consolidated balance sheet included 186 AFS securities, of which 19 were in an unrealized loss position and 10 were in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $2 million at June 30, 2017. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At June 30, 2017, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
For the three months ended June 30, 2017, other-than-temporary impairments related to our AFS securities were $0.5 million, of which $0.1 million were recognized through our consolidated statements of income and $0.3 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the six months ended June 30, 2017, other-than-temporary impairments related to our AFS securities were $0.6 million, of which $0.2 million were recognized through our consolidated statements of income and $0.4 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at June 30, 2017.
Table 7.7 – Significant Valuation Assumptions

June 30, 2017	Range for Securities
Prepayment rates	8%	-	18%
Projected losses	0.25%	-	8%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)
Note 7. Real Estate Securities - (continued)

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at June 30, 2017 and 2016, for which a portion of an OTTI was recognized in other comprehensive income.
Table 7.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Balance at beginning of period	$26,390	$27,942	$28,261	$28,277
Additions
Initial credit impairments	81	291	178	291
Subsequent credit impairments	47	—	47	—
Reductions
Securities sold, or expected to sell	(716)	(35)	(2,282)	(261)
Securities with no outstanding principal at period end	—	—	(402)	(109)
Balance at End of Period	$25,802	$28,198	$25,802	$28,198
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and six months ended June 30, 2017 and 2016.
Table 7.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Gross realized gains - sales	$2,555	$8,986	$7,647	$20,405
Gross realized gains - calls	66	1,210	677	1,210
Gross realized losses - sales	—	(120)	—	(2,293)
Gross realized losses - calls	(497)	—	(497)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$2,124	$10,076	$7,827	$19,322

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 8. Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the fair value of MSRs and the aggregate principal amounts of associated loans as of June 30, 2017 and December 31, 2016.
Table 8.1 – Fair Value of MSRs and Aggregate Principal Amounts of Associated Loans

	June 30, 2017		December 31, 2016
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Mortgage Servicing Rights
Conforming Loans	$686	$67,291	$58,523	$4,989,720
Jumbo Loans	63,084	5,815,172	60,003	5,467,169
Total Mortgage Servicing Rights	$63,770	$5,882,463	$118,526	$10,456,889
The following table presents activity for MSRs for the three and six months ended June 30, 2017 and 2016.
Table 8.2 – Activity for MSRs

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Balance at beginning of period	$111,013	$126,620	$118,526	$191,976
Additions	216	10,691	7,701	19,498
Sales	(41,038)	—	(52,966)	(29,559)
Changes in fair value due to:
Changes in assumptions (1)	(3,356)	(21,480)	(4,013)	(59,808)
Other changes (2)	(3,065)	(5,785)	(5,478)	(12,061)
Balance at End of Period	$63,770	$110,046	$63,770	$110,046

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to receipt of expected cash flows.
During the three and six months ended June 30, 2017, we sold conforming MSRs with a fair value of $41 million and $53 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 8. Mortgage Servicing Rights - (continued)

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we acquire and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. We hold our MSR investments at our taxable REIT subsidiary. The following table details the retention and purchase of MSRs during the three and six months ended June 30, 2017.
Table 8.3 – MSR Additions

(In Thousands)	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Jumbo MSR additions:
From securitization	$—	$—	$7,123	$654,605
From loan sales	—	—	263	31,658
Total jumbo MSR additions	—	—	7,386	686,263
Conforming MSR additions:
From purchases	216	35,261	315	54,332
Total MSR Additions	$216	$35,261	$7,701	$740,595
The following table presents the components of our MSR income for the three and six months ended June 30, 2017 and 2016.
Table 8.4 – Components of MSR Income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Servicing income	$6,511	$10,572	$13,418	$22,256
Cost of sub-servicer	(659)	(1,702)	(2,039)	(3,740)
Net servicing fee income	5,852	8,870	11,379	18,516
Market valuation changes of MSRs	(6,421)	(27,265)	(9,491)	(71,869)
Market valuation changes of associated derivatives	3,040	21,153	2,291	62,210
MSR provision for repurchases	307	25	312	207
MSR Income, Net	$2,778	$2,783	$4,491	$9,064

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 9. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at June 30, 2017 and December 31, 2016.
Table 9.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	June 30, 2017		December 31, 2016
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$3,466	$376,000	$19,859	$1,009,000
TBAs	3,381	930,000	8,300	850,000
Futures	9	7,500	—	—
Swaptions	869	300,000	5,121	345,000
Assets - Other Derivatives
Loan purchase commitments	4,539	534,596	3,315	352,981
Total Assets	$12,264	$2,148,096	$36,595	$2,556,981

Liabilities - Cash Flow Hedges
Interest rate swaps	$(45,454)	$139,500	$(44,822)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(18,633)	1,874,500	(12,097)	1,101,500
TBAs	(1,506)	330,000	(4,681)	510,000
Futures	(163)	29,000	(928)	87,500
Liabilities - Other Derivatives
Loan purchase commitments	(3,419)	719,854	(3,801)	584,862
Total Liabilities	$(69,175)	$3,092,854	$(66,329)	$2,423,362
Total Derivative Financial Instruments, Net	$(56,911)	$5,240,950	$(29,734)	$4,980,343
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At June 30, 2017, we were party to swaps and swaptions with an aggregate notional amount of $2.55 billion, TBA agreements sold with an aggregate notional amount of $1.26 billion, and financial futures contracts with an aggregate notional amount of $36.5 million. At December 31, 2016, we were party to swaps and swaptions with an aggregate notional amount of $2.46 billion, TBA agreements sold with an aggregate notional amount of $1.36 billion, and financial futures contracts with an aggregate notional amount of $88 million.
During the three and six months ended June 30, 2017, risk management derivatives had net market valuation losses of $20 million and $27 million, respectively. During the three and six months ended June 30, 2016, risk management derivatives had a net market valuation gain of $2 million and a net market valuation loss of $5 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and MSR income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 9. Derivative Financial Instruments - (continued)

Loan Purchase Commitments
LPCs that qualify as derivatives are recorded at their estimated fair values. Net market valuation gains on LPCs were $10 million and $21 million for the three and six months ended June 30, 2017, respectively, and were $11 million and $23 million for the three and six months ended June 30, 2016, respectively. The market valuation gains and losses were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the three and six months ended June 30, 2017, changes in the values of designated cash flow hedges were negative $2 million and negative $1 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For the three and six months ended June 30, 2016, changes in the values of designated cash flow hedges were negative $9 million and negative $23 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $45 million and $44 million at June 30, 2017 and December 31, 2016, respectively.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and six months ended June 30, 2017 and 2016.
Table 9.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Net interest expense on cash flows hedges	$(1,172)	$(1,348)	$(2,397)	$(2,735)
Realized net losses reclassified from other comprehensive income	(14)	(19)	(28)	(37)
Total Interest Expense	$(1,186)	$(1,367)	$(2,425)	$(2,772)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At June 30, 2017, we assessed this risk as remote and did not record a specific valuation adjustment.
At June 30, 2017, we had outstanding derivative agreements with three counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 10. Other Assets and Liabilities
Other assets at June 30, 2017 and December 31, 2016, are summarized in the following table.
Table 10.1 – Components of Other Assets

(In Thousands)	June 30, 2017	December 31, 2016
Margin receivable	$100,156	$68,038
FHLBC stock	43,393	43,393
Pledged collateral	42,963	42,875
MSR holdback receivable	13,423	1,862
REO	4,645	5,533
Guarantee asset	3,288	4,092
Fixed assets and leasehold improvements (1)	3,025	2,750
Commercial loans	—	2,700
Prepaid expenses	1,155	1,639
Investment receivable	1,130	1,068
Other	3,151	7,995
Total Other Assets	$216,329	$181,945

(1)	Fixed assets and leasehold improvements had a basis of $6 million and accumulated depreciation of $3 million at June 30, 2017.
Accrued expenses and other liabilities at June 30, 2017 and December 31, 2016 are summarized in the following table.
Table 10.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	June 30, 2017	December 31, 2016
Guarantee obligations	$20,692	$21,668
Unsettled trades	13,629	24
Accrued compensation	12,144	18,830
Accrued taxes payable	11,019	525
Residential loan and MSR repurchase reserve	4,558	5,432
Margin payable	2,020	12,783
Legal reserve	2,000	2,000
Accrued operating expenses	1,176	4,493
Deferred tax liability	898	898
Current accounts payable	1,234	1,151
Other	3,815	4,624
Total Other Liabilities	$73,185	$72,428
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
June 30, 2017
(Unaudited)
Note 10. Other Assets and Liabilities - (continued)

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
Commercial Loans
At December 31, 2016, we held one commercial loan at the lower of cost or fair value with $3 million in outstanding principal balance, a carrying value of $3 million, and an estimated net fair value of $3 million. This loan prepaid in full during the three months ended June 30, 2017, for which we recorded a gain of $0.3 million through Investment fair value changes, net on our consolidated statements of income and received a yield maintenance fee of $0.2 million.
Investment Receivable and Unsettled Trades
In accordance with our policy to record purchases and sales of securities on the trade date, if the trade and settlement of a purchase or sale crosses over a quarterly reporting period, we will record an investment receivable for sales and an unsettled trades liability for purchases.
MSR Holdback Receivable
MSR holdback receivable represents amounts owed to us from third parties related to the sale of MSRs.
REO
The carrying value of REO at June 30, 2017 was $5 million, which includes the net effect of $2 million related to transfers into REO during the six months ended June 30, 2017, offset by $3 million of REO liquidations, and $0.3 million of unrealized gains resulting from market valuation adjustments. At June 30, 2017 and December 31, 2016, there were 18 and 23 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Sequoia entities.
Accrued Taxes Payable
Accrued taxes payable at June 30, 2017 represents the interim period current and deferred tax provisions, less any estimated tax payments made during the interim period. Annually, we record separate current and deferred tax provisions and at December 31, 2016, the accrued taxes payable represents income taxes currently payable to federal and state tax authorities.
Legal and Repurchase Reserves
See Note 14 for additional information on the legal and residential repurchase reserves.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 11. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At June 30, 2017, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. For additional information about these financial covenants and our short-term debt, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at June 30, 2017 and December 31, 2016.
Table 11.1 – Short-Term Debt

	June 30, 2017
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	4	$575,303	$1,325,000	2.80%	8/2017-3/2018	243
Real estate securities repo	8	469,491	—	2.35%	7/2017-9/2017	22
Total Short-Term Debt Facilities	12	1,044,794
Convertible notes, net	N/A	250,013	—	4.63%	4/2018	289
Total Short-Term Debt		$1,294,807

	December 31, 2016
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	4	$485,544	$1,325,000	2.40%	1/2017-12/2017	206
Real estate securities repo	7	305,995	—	1.91%	1/2017-3/2017	24
Total Short-Term Debt	11	$791,539
Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At June 30, 2017, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
In addition, during the three months ended June 30, 2017, $288 million principal amount of 4.625% convertible senior notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the three months ended June 30, 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At June 30, 2017, the accrued interest payable balance on this debt was $2 million. See Note 13 for additional information on our convertible notes.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)
Note 11. Short-Term Debt - (continued)

The fair value of held-for-sale residential loans and real estate securities pledged as collateral under our short-term debt facilities was $645 million and $563 million, respectively, at June 30, 2017 and $534 million and $363 million, respectively, at December 31, 2016. For the three and six months ended June 30, 2017, the average balances of our short-term debt facilities were $1.04 billion and $0.92 billion, respectively. At June 30, 2017 and December 31, 2016, accrued interest payable on our short-term debt facilities was $5 million and $3 million, respectively.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $7 million at June 30, 2017. At both June 30, 2017 and December 31, 2016, we had no outstanding borrowings on this facility.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt as well as our convertible notes at June 30, 2017.
Table 11.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	June 30, 2017
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$127,644	$447,659	$575,303
Real estate securities	386,150	83,341	—	469,491
Total Secured Short-Term Debt	386,150	210,985	447,659	1,044,794
Convertible notes, net	—	—	250,013	250,013
Total Short-Term Debt	$386,150	$210,985	$697,672	$1,294,807
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
June 30, 2017
(Unaudited)
Note 12. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by Sequoia securitization entities we sponsored at June 30, 2017 and December 31, 2016, along with other selected information, are summarized in the following table.

Table 12.1 – Asset-Backed Securities Issued

June 30, 2017	Consolidated Sequoia Entities
(Dollars in Thousands)
Certificates with principal balance	$775,527
Interest-only certificates	2,989
Market valuation adjustments	(85,910)
ABS Issued, Net	$692,606
Range of weighted average interest rates, by series	0.39% to 2.28%
Stated maturities	2024 - 2036
Number of series	20

December 31, 2016	Consolidated Sequoia Entities
(Dollars in Thousands)
Certificates with principal balance	$880,517
Interest-only certificates	3,774
Market valuation adjustments	(110,829)
ABS Issued, Net	$773,462
Range of weighted average interest rates, by series	0.15% to 1.95%
Stated maturities	2024 - 2036
Number of series	20
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At June 30, 2017, all of the ABS issued and outstanding had contractual maturities beyond five years.
At both June 30, 2017 and December 31, 2016, accrued interest payable on ABS issued was $1 million. Interest due on consolidated ABS issued is payable monthly.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)
Note 12. Asset-Backed Securities Issued - (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at June 30, 2017 and December 31, 2016.
Table 12.2 – Collateral for Asset-Backed Securities Issued

June 30, 2017	Consolidated Sequoia Entities
(In Thousands)
Residential loans	$707,686
Restricted cash	148
Accrued interest receivable	925
REO	4,645
Total Collateral for ABS Issued	$713,404

December 31, 2016	Consolidated Sequoia Entities
(In Thousands)
Residential loans	$791,636
Restricted cash	148
Accrued interest receivable	1,000
REO	5,533
Total Collateral for ABS Issued	$798,317
Note 13. Long-Term Debt

FHLBC Borrowings

In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At June 30, 2017, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the three and six months ended June 30, 2017, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At June 30, 2017, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.1% and a weighted average maturity of approximately eight years. At December 31, 2016, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 0.64% and a weighted average maturity of nine years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Total advances under this agreement were secured by residential mortgage loans with a fair value of $2.35 billion at June 30, 2017. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At June 30, 2017, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)
Note 13. Long-Term Debt - (continued)

The following table presents maturities of our FHLBC borrowings by year at June 30, 2017.
Table 13.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	June 30, 2017
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999
For additional information about our FHLBC borrowings, see Part I, Item 2 of Quarterly Report on Form 10-Q under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Convertible Notes
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.4% per annum. At June 30, 2017, these notes were exchangeable at the option of the holder at an exchange rate of 46.1798 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.65 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During the six months ended June 30, 2017, we did not repurchase any of these notes. During the six months ended June 30, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At June 30, 2017, the outstanding principal amount of these notes was $201 million. At June 30, 2017, the accrued interest payable balance on this debt was $1 million and the unamortized deferred issuance costs were $3 million.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.2% per annum. At June 30, 2017, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. During the three months ended June 30, 2017, $288 million principal amount of these convertible notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the three months ended June 30, 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At June 30, 2017, the outstanding principal amount of these notes was $250 million. At June 30, 2017, the accrued interest payable balance on this debt was $2 million and the unamortized deferred issuance costs were $0.4 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)
Note 13. Long-Term Debt - (continued)

Trust Preferred Securities and Subordinated Notes
At June 30, 2017, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed. The $100 million trust preferred securities will be redeemed no later than January 30, 2037, and the $40 million subordinated notes will be redeemed no later than July 30, 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred securities issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.8% per annum. At both June 30, 2017 and December 31, 2016, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.
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
Note 14. Commitments and Contingencies
Lease Commitments
At June 30, 2017, we were obligated under four non-cancelable operating leases with expiration dates through 2028 for $18 million of cumulative lease payments. During the three months ended June 30, 2017, we amended our existing lease agreement to extend the lease for our principal executive and administrative office in Mill Valley, California. Our operating lease expense was $1 million for both six-month periods ended June 30, 2017 and 2016.
The following table presents our future lease commitments at June 30, 2017.
Table 14.1 – Future Lease Commitments by Year

(In Thousands)	June 30, 2017
2017 (6 months)	$590
2018	1,935
2019	1,986
2020	1,965
2021 and thereafter	11,691
Total Lease Commitments	$18,167

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 14. Commitments and Contingencies - (continued)

Loss Contingencies — Risk Sharing
At June 30, 2017, we had sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk sharing arrangements with the Agencies. At June 30, 2017, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At June 30, 2017, we had not incurred any losses under these arrangements. For the three and six months ended June 30, 2017, other income related to these arrangements was $1 million and $2 million, respectively. For the three and six months ended June 30, 2016, other income related to these arrangements was $1 million and $2 million, respectively. For each of the three and six months ended June 30, 2017 and 2016, net market valuation losses related to these investments were $1 million.
All of the loans in the reference pools subject to these risk sharing arrangements were originated in 2014 and 2015, and at June 30, 2017, the loans had an unpaid principal balance of $2.28 billion and a weighted average FICO score of 758 (at origination) and LTV of 77% (at origination). At June 30, 2017, $1 million of the loans were 90 days or more delinquent, and $0.5 million were in foreclosure. At June 30, 2017, the carrying value of our guarantee obligation was $21 million and included $10 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2017 and December 31, 2016, assets of such SPEs totaled $48 million and $49 million, respectively, and liabilities of such SPEs totaled $21 million and $22 million, respectively.
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
At both June 30, 2017 and December 31, 2016, our repurchase reserve associated with our residential loans and MSRs was $5 million and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received five repurchase requests during the six months ended June 30, 2017, and did not repurchase any loans during this period. During the six months ended June 30, 2017 and 2016, we recorded $0.9 million of reversal of provision for repurchases and $0.3 million of provision for repurchases, respectively, that were recorded in Mortgage banking activities, net and MSR income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 14. Commitments and Contingencies - (continued)

Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at June 30, 2017, the FHLB-Seattle has received approximately $124 million of principal and $11 million of interest payments in respect of the Seattle Certificate. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at June 30, 2017, approximately $14 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.
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
June 30, 2017
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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At June 30, 2017, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 15. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three and six months ended June 30, 2017 and 2016.
Table 15.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$114,875	$(42,273)	$118,300	$(61,588)
Other comprehensive income (loss) before reclassifications (1)	1,811	(2,429)	6,260	(8,949)
Amounts reclassified from other accumulated comprehensive income	(2,322)	14	(7,711)	19
Net current-period other comprehensive income (loss)	(511)	(2,415)	(1,451)	(8,930)
Balance at End of Period	$114,364	$(44,688)	$116,849	$(70,518)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$115,873	$(44,020)	$139,356	$(47,363)
Other comprehensive income (loss) before reclassifications (1)	4,741	(696)	(3,843)	(23,192)
Amounts reclassified from other accumulated comprehensive income	(6,250)	28	(18,664)	37
Net current-period other comprehensive income (loss)	(1,509)	(668)	(22,507)	(23,155)
Balance at End of Period	$114,364	$(44,688)	$116,849	$(70,518)

(1)
Amounts presented for net unrealized gains on available-for-sale securities are net of tax benefit (provision) of $0.1 million and $(0.1) million for the three and six months ended June 30, 2017, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2016, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)
Note 15. Equity - (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for three and six months ended June 30, 2017 and 2016.
Table 15.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended June 30,
(In Thousands)	Income Statement	2017	2016
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$128	$305
Gain on sale of AFS securities	Realized gains, net	(2,450)	(8,016)
		$(2,322)	$(7,711)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$14	$19
		$14	$19

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Six Months Ended June 30,
(In Thousands)	Income Statement	2017	2016
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$245	$305
Gain on sale of AFS securities	Realized gains, net	(6,495)	(18,969)
		$(6,250)	$(18,664)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$28	$37
		$28	$37

(1)
For the three months ended June 30, 2017, other-than-temporary impairments were $0.5 million, of which $0.1 million were recognized through the consolidated statements of income and $0.3 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the six months ended June 30, 2017, other-than-temporary impairments were $0.6 million, of which $0.2 million were recognized through our consolidated statements of income and $0.4 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the three and six months ended June 30, 2016, other-than-temporary impairments were $3 million, of which $0.3 million were recognized through our consolidated statements of income and $2 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)
Note 15. Equity - (continued)

Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and six months ended June 30, 2017 and 2016.
Table 15.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except Share Data)	2017	2016	2017	2016
Basic Earnings per Common Share:
Net income attributable to Redwood	$36,324	$41,281	$73,293	$53,344
Less: Dividends and undistributed earnings allocated to participating securities	(884)	(1,089)	(1,852)	(1,494)
Net income allocated to common shareholders	$35,440	$40,192	$71,441	$51,850
Basic weighted average common shares outstanding	76,819,703	76,664,829	76,779,178	76,901,255
Basic Earnings per Common Share	$0.46	$0.52	$0.93	$0.67
Diluted Earnings per Common Share:
Net income attributable to Redwood	$36,324	$41,281	$73,293	$53,344
Less: Dividends and undistributed earnings allocated to participating securities	(935)	(1,134)	(1,940)	(1,668)
Add back: Interest expense on convertible notes for the period, net of tax	6,205	7,015	12,075	7,637
Net income allocated to common shareholders	$41,594	$47,162	$83,428	$59,313
Weighted average common shares outstanding	76,819,703	76,664,829	76,779,178	76,901,255
Net effect of dilutive equity awards	235,273	369	173,235	1,675
Net effect of assumed convertible notes conversion to common shares	20,439,168	21,096,738	20,766,137	11,825,450
Diluted weighted average common shares outstanding	97,494,144	97,761,936	97,718,550	88,728,380
Diluted Earnings per Common Share	$0.43	$0.48	$0.85	$0.67
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
During the three and six months ended June 30, 2017 and 2016, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the six months ended June 30, 2016, 9,345,433 common shares related to the assumed conversion of our convertible notes were antidilutive and excluded in the calculation of diluted earnings per share.
For the three and six months ended June 30, 2017, the number of outstanding equity awards that were antidilutive totaled 5,555 and 5,691, respectively. For both the three and six months ended June 30, 2016, the number of outstanding equity awards that were antidilutive totaled 129,070.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)
Note 15. Equity - (continued)

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
During the three and six months ended June 30, 2017, there were no shares of common stock acquired under this authorization. At June 30, 2017, approximately $86 million of this current authorization remained available for the repurchase of shares of our common stock.
Note 16. Equity Compensation Plans
At June 30, 2017 and December 31, 2016, 1,533,427 and 1,787,974 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $19 million at June 30, 2017, as shown in the following table.
Table 16.1 – Activities of Equity Compensation Costs by Award Type

	Six Months Ended June 30, 2017
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$2,091	$11,506	$4,549	$—	$18,146
Equity grants	2,237	4,547	—	129	6,913
Equity grant forfeitures	(174)	(472)	—	—	(646)
Equity compensation expense	(602)	(3,472)	(1,159)	(64)	(5,297)
Unrecognized Compensation Cost at End of Period	$3,552	$12,109	$3,390	$65	$19,116
At June 30, 2017, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock
At June 30, 2017 and December 31, 2016, there were 266,857 and 204,515 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through 2021. During the six months ended June 30, 2017, there were 134,364 shares of restricted stock granted, restrictions on 60,270 shares of restricted stock lapsed and those shares were distributed, and 11,752 shares of restricted stock awards forfeited.
Deferred Stock Units (“DSUs”)
At June 30, 2017 and December 31, 2016, there were 1,791,305 and 1,848,861 DSUs, respectively, outstanding of which 876,728 and 939,899, respectively, had vested. During the six months ended June 30, 2017, there were 281,229 DSUs granted, 306,911 DSUs distributed, and 31,875 DSUs forfeited. Unvested DSUs at June 30, 2017 vest through 2021.
During the first quarter of 2016, equity compensation expense of $3 million was recognized in connection with the announced departures of two executives due to the full vesting of their DSUs in accordance with the terms of their employment agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)
Note 16. Equity Compensation Plans - (continued)

Performance Stock Units (“PSUs”)
At both June 30, 2017 and December 31, 2016, the target number of PSUs that were unvested was 642,879. Vesting for PSUs will generally occur at the end of three years from their grant date based on various total shareholder return (“TSR”) performance calculations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of June 30, 2017 and December 31, 2016, 348,652 and 337,271 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at June 30, 2017.
Note 17. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2017 and 2016.
Table 17.1 – Mortgage Banking Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$16,190	$16,711	$34,986	$34,785
Sequoia securities	—	(29)	—	1,455
Risk management derivatives (2)	(5,310)	(9,240)	(6,710)	(19,456)
Other income, net (3)	1,166	286	1,374	224
Total residential mortgage banking activities, net	12,046	7,728	29,650	17,008
Commercial Mortgage Banking Activities, Net	—	—	—	(2,062)
Mortgage Banking Activities, Net	$12,046	$7,728	$29,650	$14,946

(1)	Includes changes in fair value for associated loan purchase commitments.

(2)	Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 18. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2017 and 2016.
Table 18.1 – Investment Fair Value Changes

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$8,354	$(647)	$6,021	$22,816
Trading securities	18,926	431	30,069	(5,170)
Net investments in consolidated Sequoia entities	(987)	(251)	(2,797)	(1,831)
Risk sharing investments	(513)	(694)	(718)	(704)
Risk management derivatives, net	(17,838)	(9,600)	(22,965)	(45,410)
Valuation adjustments on commercial loans held-for-sale	300	—	300	—
Impairments on AFS securities	(127)	(305)	(244)	(305)
Investment Fair Value Changes, Net	$8,115	$(11,066)	$9,666	$(30,604)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 19. Operating Expenses
Components of our operating expenses for the three and six months ended June 30, 2017 and 2016 are presented in the following table.
Table 19.1 – Components of Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Fixed compensation expense	$5,321	$5,875	$11,323	$13,769
Variable compensation expense	4,313	4,262	8,246	6,022
Equity compensation expense	3,121	2,754	5,297	5,086
Total compensation expense	12,755	12,891	24,866	24,877
Systems and consulting	1,689	1,960	3,327	4,582
Loan acquisition costs (1)	1,005	1,686	2,210	3,287
Office costs	1,140	1,065	2,243	2,445
Accounting and legal	877	1,337	1,803	2,322
Corporate costs	508	645	948	1,111
Other operating expenses	667	689	1,470	1,442
Operating expenses before restructuring charges	18,641	20,273	36,867	40,066
Restructuring charges (2)	—	(118)	—	10,541
Total Operating Expenses	$18,641	$20,155	$36,867	$50,607

(1)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 20. Taxes
For the six months ended June 30, 2017 and 2016, we recognized a provision for income taxes of $11 million and $0.4 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at June 30, 2017 and 2016.
Table 20.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	June 30, 2017	June 30, 2016
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(7.2)%	(32.8)%
Change in valuation allowance	(2.9)%	25.5%
Dividends paid deduction	(17.6)%	(33.2)%
Effective Tax Rate	13.5%	0.7%
We assessed our tax positions for all open tax years (i.e., Federal, 2013 to 2017, and State, 2012 to 2017) at June 30, 2017 and December 31, 2016, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
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
Our Investment Portfolio segment primarily consists of investments in residential jumbo loans, real estate securities, and MSRs. Our securities portfolio primarily includes investments in residential mortgage-backed securities ("RMBS") retained from our Sequoia securitizations and RMBS issued by third parties, Agency issued CRT securities, as well as investments in Agency issued multifamily securities. Our residential loan investments are made through a subsidiary of Redwood Trust that is a member of the Federal Home Loan Bank of Chicago ("FHLBC") that utilizes attractive long-term financing from the FHLBC to make long-term investments directly in residential loans. Our MSR investments are primarily associated with residential loans we have sold, securitized, or retained for investment. The Investment Portfolio segment’s main sources of revenue are interest income from investment portfolio securities and residential loans held-for-investment, as well as MSR income. Additionally, this segment may realize gains and losses upon the sale of securities. Funding expenses, hedging expenses, direct operating expenses, and tax provisions associated with these activities are also included in this segment.
Our Residential Mortgage Banking segment primarily consists of operating a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale, securitization, or transfer to our investment portfolio. We typically acquire prime, jumbo mortgages and the related mortgage servicing rights on a flow basis from our network of loan sellers and distribute those loans through our Sequoia private-label securitization program or to institutions that acquire pools of whole loans. We occasionally supplement our flow purchases with bulk loan acquisitions. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with residential loans we acquire. Our Residential Mortgage Banking segment’s main source of revenue is income from mortgage banking activities, which includes valuation increases (or gains) on the sale or securitization of loans and valuation changes from hedges used to manage risks associated with these activities. Additionally, this segment may generate interest income on loans held pending securitization or sale. Funding expenses, direct operating expenses, and tax expenses associated with these activities are also included in this segment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
The following tables present financial information by segment for the three and six months ended June 30, 2017 and 2016.
Table 21.1 – Business Segment Financial Information

	Three Months Ended June 30, 2017
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$45,833	$8,415	$4,976	$59,224
Interest expense	(7,231)	(4,403)	(12,600)	(24,234)
Net interest income (loss)	38,602	4,012	(7,624)	34,990
Non-interest income
Mortgage banking activities, net	—	12,046	—	12,046
MSR income, net	2,778	—	—	2,778
Investment fair value changes, net	9,115	—	(1,000)	8,115
Other income	986	—	—	986
Realized gains, net	2,124	—	(752)	1,372
Total non-interest income, net	15,003	12,046	(1,752)	25,297
Direct operating expenses	(1,454)	(6,021)	(11,166)	(18,641)
Provision for income taxes	(2,320)	(3,002)	—	(5,322)
Segment Contribution	$49,831	$7,035	$(20,542)
Net Income				$36,324
Non-cash amortization income (expense)	$5,194	$(27)	$(744)	$4,423

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 21. Segment Information - (continued)

	Three Months Ended June 30, 2016
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$54,046	$7,910	$4,831	$66,787
Interest expense	(6,159)	(3,604)	(12,681)	(22,444)
Net interest income (loss)	47,887	4,306	(7,850)	44,343
Reversal of provision for loan losses	6,532	—	—	6,532
Non-interest income
Mortgage banking activities, net	—	7,728	—	7,728
MSR income, net	2,783	—	—	2,783
Investment fair value changes, net	(10,779)	—	(287)	(11,066)
Other income	1,559	—	—	1,559
Realized gains, net	9,884	—	—	9,884
Total non-interest income, net	3,447	7,728	(287)	10,888
Direct operating expenses	(2,827)	(6,047)	(11,281)	(20,155)
Provision for income taxes	(327)	—	—	(327)
Segment Contribution	$54,712	$5,987	$(19,418)
Net Income				$41,281
Non-cash amortization income (expense)	$6,332	$(31)	$(1,005)	$5,296

	Six Months Ended June 30, 2017
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$88,083	$15,889	$9,880	$113,852
Interest expense	(12,495)	(7,327)	(25,443)	(45,265)
Net interest income (loss)	75,588	8,562	(15,563)	68,587
Non-interest income
Mortgage banking activities, net	—	29,650	—	29,650
MSR income, net	4,491	—	—	4,491
Investment fair value changes, net	12,474	—	(2,808)	9,666
Other income	2,170	—	—	2,170
Realized gains, net	7,827	—	(752)	7,075
Total non-interest income, net	26,962	29,650	(3,560)	53,052
Direct operating expenses	(3,047)	(11,902)	(21,918)	(36,867)
Provision for income taxes	(4,057)	(7,422)	—	(11,479)
Segment Contribution	$95,446	$18,888	$(41,041)
Net Income				$73,293
Non-cash amortization income (expense)	$11,041	$(54)	$(1,741)	$9,246

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 21. Segment Information - (continued)

	Six Months Ended June 30, 2016
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$102,809	$15,779	$10,527	$129,115
Interest expense	(13,666)	(6,893)	(25,835)	(46,394)
Net interest income (loss)	89,143	8,886	(15,308)	82,721
Reversal of provision for loan losses	6,243	—	—	6,243
Non-interest income
Mortgage banking activities, net	—	17,008	(2,062)	14,946
MSR income, net	9,064	—	—	9,064
Investment fair value changes, net	(28,681)	—	(1,923)	(30,604)
Other income	2,514	—	—	2,514
Realized gains, net	19,130	—	292	19,422
Total non-interest income, net	2,027	17,008	(3,693)	15,342
Direct operating expenses (1)	(4,938)	(11,368)	(34,301)	(50,607)
Provision for income taxes	(355)	—	—	(355)
Segment Contribution	$92,120	$14,526	$(53,302)
Net Income				$53,344
Non-cash amortization income (expense)	$14,384	$(74)	$(1,995)	$12,315

(1)
For the six months ended June 30, 2016, $11 million of costs associated with the restructuring of our conforming residential mortgage loan operations and commercial operations, included in the direct operating expense line item, are presented under the Corporate/Other column.

The following tables present the components of Corporate/Other for the three and six months ended June 30, 2017 and 2016.
Table 21.2 – Components of Corporate/Other

	Three Months Ended June 30,
	2017			2016
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$4,863	$113	$4,976	$4,911	$(80)	$4,831
Interest expense	(3,692)	(8,908)	(12,600)	(3,271)	(9,410)	(12,681)
Net interest income (loss)	1,171	(8,795)	(7,624)	1,640	(9,490)	(7,850)
Non-interest income
Investment fair value changes, net	(987)	(13)	(1,000)	(251)	(36)	(287)
Realized gains, net	—	(752)	(752)	—	—	—
Total non-interest income, net	(987)	(765)	(1,752)	(251)	(36)	(287)
Direct operating expenses	—	(11,166)	(11,166)	—	(11,281)	(11,281)
Total	$184	$(20,726)	$(20,542)	$1,389	$(20,807)	$(19,418)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 21. Segment Information - (continued)

	Six Months Ended June 30,
	2017			2016
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$9,701	$179	$9,880	$9,688	$839	$10,527
Interest expense	(7,208)	(18,235)	(25,443)	(6,568)	(19,267)	(25,835)
Net interest income (loss)	2,493	(18,056)	(15,563)	3,120	(18,428)	(15,308)
Non-interest income
Mortgage banking activities, net	—	—	—	—	(2,062)	(2,062)
Investment fair value changes, net	(2,797)	(11)	(2,808)	(1,831)	(92)	(1,923)
Realized gains, net	—	(752)	(752)	—	292	292
Total non-interest income, net	(2,797)	(763)	(3,560)	(1,831)	(1,862)	(3,693)
Direct operating expenses	—	(21,918)	(21,918)	—	(34,301)	(34,301)
Total	$(304)	$(40,737)	$(41,041)	$1,289	$(54,591)	$(53,302)

(1)	Legacy consolidated VIEs represent legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

The following table presents supplemental information by segment at June 30, 2017 and December 31, 2016.
Table 21.3 – Supplemental Segment Information

(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
June 30, 2017
Residential loans	$2,360,234	$837,371	$707,686	$3,905,291
Real estate securities	1,218,503	—	—	1,218,503
Mortgage servicing rights	63,770	—	—	63,770
Total assets	3,809,618	859,706	986,158	5,655,482

December 31, 2016
Residential loans	$2,261,016	$835,399	$791,636	$3,888,051
Real estate securities	1,018,439	—	—	1,018,439
Mortgage servicing rights	118,526	—	—	118,526
Total assets	3,615,535	866,356	1,001,586	5,483,477

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
Our Investment Portfolio segment primarily consists of investments in residential jumbo loans, real estate securities, and MSRs. Our securities portfolio primarily includes investments in residential mortgage-backed securities ("RMBS") retained from our Sequoia securitizations and RMBS issued by third parties, Agency issued credit risk transfer ("CRT") securities, as well as investments in Agency issued multifamily securities. Our residential loan investments are made through a subsidiary of Redwood Trust that is a member of the Federal Home Loan Bank of Chicago ("FHLBC") that utilizes attractive long-term financing from the FHLBC to make long-term investments directly in residential loans. Our MSR investments are primarily associated with residential loans we have sold, securitized, or retained for investment. The Investment Portfolio segment’s main sources of revenue are interest income from investment portfolio securities and residential loans held-for-investment, as well as MSR income. Additionally, this segment may realize gains and losses upon the sale of securities. Funding expenses, hedging expenses, direct operating expenses, and tax provisions associated with these activities are also included in this segment.
Our Residential Mortgage Banking segment primarily consists of operating a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale, securitization, or transfer to our investment portfolio. We typically acquire prime, jumbo mortgages and the related mortgage servicing rights on a flow basis from our network of loan sellers and distribute those loans through our Sequoia private-label securitization program or to institutions that acquire pools of whole loans. We occasionally supplement our flow purchases with bulk loan acquisitions. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with residential loans we acquire. Our Residential Mortgage Banking segment’s main source of revenue is income from mortgage banking activities, which includes valuation increases (or gains) on the sale or securitization of loans and valuation changes from hedges used to manage risks associated with these activities. Additionally, this segment may generate interest income on loans held pending securitization or sale. Funding expenses, direct operating expenses, and tax expenses associated with these activities are also included in this segment.

Consolidated Securitization Entities
We sponsor our Sequoia securitization program, which we use for the securitization of residential mortgage loans. We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of certain Sequoia securitization entities we have sponsored for financial reporting purposes. However, each of these entities is independent of Redwood and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with our role as the sponsor or depositor of these entities and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold. We refer to certain of these securitization entities as “consolidated Sequoia entities,” and where applicable, in analyzing our results of operations, we distinguish results from current operations “at Redwood” and from consolidated Sequoia entities.
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our confidence in our overall market position, strategy and long-term prospects, and our belief in the long-term efficiency of private label securitization as a form of mortgage financing; (ii) statements regarding the private-label RMBS market, our expectations of new issuers emerging in the RMBS market and opportunities to invest in third-party subordinate securities, the impact on loan pricing and mortgage banking margins, and statements regarding Sequoia securitization activity in 2017; (iii) statements regarding our long-term debt and upcoming maturities of convertible notes in 2018 and 2019; (iv) statements regarding ongoing litigation against various trustees of RMBS transactions, our expectations regarding the exposure of our legacy portfolio to losses from this litigation, and exposure of new Sequoia securitizations to similar claims; (v) statements regarding our investment portfolio, including the potential impact of changes in credit spreads and asset prices during the second half of 2017 and potential changes in future open market activity and monetary policy by the Federal Reserve; (vi) statements regarding our mortgage banking activities, including expectations relating to loan sale margins and our expanded-prime Redwood Choice loan program; (vii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the second quarter of 2017 and at June 30, 2017, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (viii) statements relating to our estimate of our available capital (including that we estimate our capital available for investments at June 30, 2017 to be approximately $180 million), our approach to raising capital, and that we expect to free up additional capital for redeployment through the continued optimization of our investment portfolio; (ix) statements we make regarding our dividend policy, including our intention to pay a regular dividend of $0.28 per share per quarter in 2017; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

Important factors, among others, that may affect our actual results include:

•	the pace at which we redeploy our available capital into new investments;

•	interest rate volatility, changes in credit spreads, and changes in liquidity in the market for real estate securities and loans;

•	changes in the demand from investors for residential mortgages and investments, and our ability to distribute residential mortgages through our whole-loan distribution channel;

•	our ability to finance our investments in securities and our acquisition of residential mortgages with short-term debt;

•	changes in the values of assets we own;

•
general economic trends, the performance of the housing, real estate, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers;

•
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

•	strategic business and capital deployment decisions we make;

•	developments related to the fixed income and mortgage finance markets and the Federal Reserve’s statements regarding its future open market activity and monetary policy;

•	our exposure to credit risk and the timing of credit losses within our portfolio;

•	the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own;

•	our exposure to adjustable-rate mortgage loans;

•	the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks;

•	changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies;

•	changes in interest rates; changes in mortgage prepayment rates;

•	changes in liquidity in the market for real estate securities and loans;

•	our ability to finance the acquisition of real estate-related assets with short-term debt;

•	the ability of counterparties to satisfy their obligations to us;

•	our involvement in securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions;

•	exposure to claims and litigation, including litigation arising from our involvement in securitization transactions;

•	ongoing litigation against various trustees of RMBS transactions;

•	whether we have sufficient liquid assets to meet short-term needs;

•	our ability to successfully compete and retain or attract key personnel;

•	our ability to adapt our business model and strategies to changing circumstances;

•	changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities;

•	our exposure to a disruption or breach of the security of our technology infrastructure and systems;

•	exposure to environmental liabilities;

•	our failure to comply with applicable laws and regulations;

•	our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures;

•	the impact on our reputation that could result from our actions or omissions or from those of others; changes in accounting principles and tax rules;

•	our ability to maintain our status as a REIT for tax purposes;

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940;

•	decisions about raising, managing, and distributing capital; and

•	other factors not presently identified.
This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

OVERVIEW
Business Update
During the second quarter of 2017, the equity and fixed income markets were steady and did not show signs of reacting to potential sources of volatility, including modest GDP growth, less accommodating policy actions by the Federal Reserve, persistent political drama, and heightened geopolitical risks. This behavior has become a familiar pattern to us in recent quarters, albeit still somewhat surprising, as investors continue to push credit spreads tighter amidst competition for yield.
Against this background, we are pleased with the $78 million of capital we were able to deploy at attractive levels during the second quarter. We also completed our fourth securitization of 2017 during the second quarter, and our fifth early in the third quarter of 2017. Momentum behind our Redwood Choice residential mortgage loan acquisition program remains strong as we are working towards a securitization of Choice loans later this year.
In this update, we provide our thoughts on capital and investing, review our mortgage banking activities, and discuss recent developments in legacy RMBS litigation. We conclude with a brief update of our outlook for the remainder of 2017.
Capital and Investing
We aggressively added to our investment portfolio early in 2017, which proved beneficial as asset prices continued to climb through the second quarter. Through the first half of 2017, we deployed $274 million of capital towards new investments (including convertible debt repurchases) and ended the second quarter with $180 million of capital available for investment. We also continued to free up additional capital for redeployment through the optimization of our investment portfolio. For the second quarter, this optimization included liquidating most of our conforming MSR portfolio and financing our multifamily securities (versus holding with equity), as well as selling certain securities where the current market yield was below our cost of capital given the very favorable pricing/spread environment noted above.
While strong markets make acquiring securities at attractive levels a challenge, they also make issuing them more profitable - and we have taken advantage of the opportunity through our Sequoia securitization program. Other issuers have also been active, resulting in RMBS market issuance volume in 2017, through July, that has already exceeded issuance activity for all of 2016. Anticipated new entrants into the securitization business should lead to the issuance of additional third-party subordinate securities that we can acquire to hold in our investment portfolio.
An added benefit of strong liquidity in mortgage finance markets has been more favorable financing terms for our securities portfolio. During the second quarter, the cost of securities repurchase debt became less than our loan warehouse debt costs, and created an opportunity for us to finance our subordinated multifamily securities with repurchase facilities and reduce our outstanding loan warehouse debt by a similar amount, lowering our overall debt costs.
The market for convertible debt issuance has also improved. We continue to actively evaluate our options in respect to our upcoming convertible debt maturities in 2018 and 2019, and also repurchased $37 million of our outstanding convertible debt during the second quarter.
Residential Mortgage Banking
Our loan purchase commitments increased to $1.4 billion in the second quarter, up from $1.1 billion in the first quarter of 2017. Volume through our expanded prime residential loan purchase program, Redwood Choice, continued to increase. Choice purchase commitments in the second quarter increased almost 30% from the first quarter of 2017 and accounted for approximately 20% of our total second quarter volume. Rates and yields on Choice loans continue to be approximately 100 to 125 basis points higher than rates and yields on residential loans acquired through our traditional Redwood Select program. Given the more attractive yield profiles, we now accumulate almost all Choice loans for investment, and plan to complete our first securitization of Choice loans later this year.
During the second quarter, we completed our fourth Sequoia securitization, SEMT 2017-4, which was backed by loans totaling $362 million. We followed this transaction in July with SEMT 2017-5, a larger securitization backed by loans totaling $484 million (principal value). Accompanying our securitization activity were whole loan sales of $333 million to portfolio buyers during the second quarter.
Strong markets and continued operational efficiencies helped our second quarter mortgage banking margins, which remained above our long-term expectations, though lower than the first quarter of 2017. If new issuers emerge in the RMBS market, we expect that will drive an increase in loan prices and a decline in mortgage banking margins toward our long-term expectations. Our focus remains on providing best-in-class service to our loan sellers and investors, sustaining the base we have established even as competition increases.

Legacy RMBS Litigation
As a leading issuer of private-label RMBS since the financial crisis, we have been focused on a recent development in one of the RMBS investor lawsuits against trustees of legacy RMBS transactions. In June 2017, twenty legacy RMBS transactions that have Wells Fargo Bank, N.A. as a trustee were subject to a redemption. Despite being redeemed at par, the investors in these RMBS transactions ended up taking losses as the trustee withheld more than $90 million from the investors in these twenty deals. The trustee has asserted that its indemnity rights entitled it to withhold the funds in order to cover its anticipated litigation costs as trustee. The holdback was immediately challenged in court, and it remains to be seen if it will be overturned through litigation.
One of the legacy RMBS investments in our portfolio was directly impacted by the holdback, resulting in a loss of approximately $0.5 million during the second quarter. We do not believe our legacy portfolio has any further meaningful exposure to this trustee regarding additional holdbacks on securities that could be called, although it is unclear at this point if other trustees of legacy RMBS will adopt this practice.
We believe that our new Sequoia securitizations are less vulnerable to such an action by any trustee, for several reasons. The new transactions contain structural protections for investors, contractual clarity on trustee and other deal participant responsibilities, and a due diligence process that is performed prior to issuance in order to provide investors with upfront transparency on risks. In addition, we believe the high credit quality of these transactions reduces their exposure to this type of litigation or holdback. Our most recent Sequoia transaction, priced after the Wells Fargo holdback announcement and resulting publicity, was not negatively impacted in its overall execution because of the factors noted above.
For additional information on this topic see Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q.
Outlook
We remain sensitive to the potential for a selloff in asset prices that could impact earnings in the second half of 2017 if credit spreads widen. The Federal Reserve’s statements and actions to begin winding down its portfolio of treasury and agency mortgage-backed securities will at some point factor into market liquidity and asset prices.
While the prospect of a decline in the market may impact our near-term earnings, we welcome the prospect of cheaper assets given our capital position. Unlike traditional mortgage REITs, our credit-focused investment model does not rely on significant leverage to generate investment portfolio returns. A widening of credit spreads could allow us to add a significant number of attractive assets to our investment portfolio in a short period of time, making it advantageous to be patient with capital and attuned to market developments that could indicate a cyclical turn.

Financial and Operational Overview - Second Quarter of 2017
Highlights

•
Our GAAP earnings were $0.43 per share for the second quarter of 2017, consistent with $0.43 per share for the first quarter of 2017. GAAP earnings during the second quarter benefited from higher net interest income due to capital deployment and positive fair value adjustments on securities in our investment portfolio due to continued spread tightening.

•	Our GAAP book value was $15.29 per share at June 30, 2017, as compared with $15.13 per share at March 31, 2017. This increase was primarily driven by our quarterly earnings exceeding our dividend.

•
We deployed $78 million of capital in the second quarter of 2017 toward new investments, including $36 million in Sequoia and third-party RMBS, $35 million in Agency residential CRT securities, and $7 million in Agency multifamily securities. Additionally, we repurchased $37 million of our convertible debt during the second quarter.

•
During the second quarter of 2017, we sold $72 million of securities and $41 million of MSRs, representing substantially all of our remaining conforming MSRs. These sales freed up $79 million of capital for reinvestment after the repayment of associated debt.

•	We purchased $1.22 billion of residential jumbo loans during the second quarter of 2017. At June 30, 2017, our pipeline of jumbo residential loans identified for purchase was $1.25 billion.

•	Residential loan sales totaled $695 million during the second quarter of 2017 and included $333 million of whole loan sales to third parties and $362 million of loans that were securitized.

Key Earnings Metrics
The following table presents key earnings metrics for the three and six months ended June 30, 2017.
Table 1 – Key Earnings Metrics

	Three Months Ended	Six Months Ended
(In Thousands, except per Share Data)	June 30, 2017	June 30, 2017
Net income	$36,324	$73,293
Net income per diluted common share	$0.43	$0.85
Annualized GAAP return on equity	12%	13%
REIT taxable income per share	$0.25	$0.47
Dividends per share	$0.28	$0.56

A detailed discussion of our second quarter of 2017 net income is included in the Results of Operations section of this MD&A that follows.
Book Value per Share
At June 30, 2017, our book value was $1.18 billion, or $15.29 per share, an increase from $15.13 per share at March 31, 2017. The following table sets forth the changes in our book value per share for the three and six months ended June 30, 2017.
Table 2 – Changes in Book Value per Share

	Three Months Ended	Six Months Ended
(In Dollars, per share basis)	June 30, 2017	June 30, 2017
Beginning book value per share	$15.13	$14.96
Net income	0.43	0.85
Changes in unrealized gains on securities, net from:
Realized gains recognized in net income	(0.02)	(0.06)
Amortization income recognized in net income	(0.05)	(0.10)
Mark-to-market adjustments, net	0.09	0.20
Total change in unrealized gains on securities, net	0.02	0.04
Dividends	(0.28)	(0.56)
Equity compensation, net	—	(0.01)
Changes in unrealized losses on derivatives hedging long-term debt	(0.03)	0.02
Other, net	0.02	(0.01)
Ending Book Value per Share	$15.29	$15.29
Our GAAP book value per share increased $0.16 per share to $15.29 per share during the second quarter of 2017. This increase was primarily driven by our quarterly earnings exceeding our quarterly dividend, and an increase in unrealized gains on our securities portfolio.
Unrealized gains on our available-for-sale securities increased $0.02 per share during the second quarter of 2017, primarily as a result of a positive $0.09 per share mark-to-market adjustment on our available-for-sale securities due to improved pricing during the quarter. This increase was partially offset by $0.05 per share of discount amortization income recognized in earnings from the appreciation in the amortized cost basis of our available-for-sale securities, and $0.02 per share of previously unrealized net gains that were realized as income from the sale of securities.
Higher benchmark interest rates during the second quarter of 2017 resulted in a $0.03 per share decrease to book value due to an increase in unrealized losses on the derivatives hedging a portion of our long-term debt. At June 30, 2017, the cumulative unrealized loss on these derivatives, which is included in GAAP book value per share, was $0.58 per share.

Capital Allocation Summary
This section provides an overview of our capital position and how it was allocated at the end of the second quarter of 2017. A detailed discussion of our liquidity and capital resources is provided in the Liquidity and Capital Resources section of this MD&A that follows.
We use a combination of equity and corporate debt (which we collectively refer to as “capital”) to fund our business. We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse some of our inventory of residential loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is presented separately from allocated capital in the table below. The following table presents how our capital was allocated between business segments and investment types at June 30, 2017.
Table 3 – Capital Allocation Summary

At June 30, 2017
(Dollars in Thousands)	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Investment portfolio
Residential loans/FHLB stock	$2,403,627	$(1,999,999)	$403,628	23%
Residential securities	1,048,194	(348,813)	699,381	39%
Commercial/Multifamily securities (1)	170,309	(120,678)	49,631	3%
Mortgage servicing rights	63,770	—	63,770	4%
Other assets/(other liabilities)	123,718	(59,108)	64,610	4%
Cash and liquidity capital			314,764	17%
Total investment portfolio	$3,809,618	$(2,528,598)	1,595,784	90%
Residential mortgage banking			170,000	10%
Total			$1,765,784	100%

(1)	Includes $150 million of multifamily securities and $20 million of investment grade CMBS.
Our total capital was $1.77 billion at June 30, 2017, and included $1.18 billion of equity capital and $0.59 billion of the total debt on our consolidated balance sheet. This portion of debt included $250 million of convertible debt due in 2018, $201 million of exchangeable debt due in 2019, and $140 million of trust-preferred securities due in 2037.
Of our $1.77 billion of total capital at June 30, 2017, $1.60 billion (or 90%) was allocated to our investments with the remaining $170 million (or 10%) allocated to our residential mortgage-banking activities.
A component of our allocated capital in the table above is "cash and liquidity capital," which represents a combination of capital available for investment and risk capital held for liquidity management purposes. At June 30, 2017, we estimate that our capital available for investments was approximately $180 million. During the second half of 2017, we expect to free up additional capital for redeployment through the continued optimization of our investment portfolio, selling existing investments as higher-yielding opportunities arise.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2017 and 2016. Most tables include a "change" column that shows the amount by which the results from 2017 are greater or less than the results from the respective period in 2016. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the second quarter of 2017, compared to the second quarter of 2016, and increases or decreases in the "six-month periods" refer to the change in results for the first six months of 2017, compared to the first six months of 2016.
The following table presents the components of our net income for the three and six months ended June 30, 2017 and 2016.
Table 4 – Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, except per Share Data)	2017	2016	Change	2017	2016	Change
Net Interest Income	$34,990	$44,343	$(9,353)	$68,587	$82,721	$(14,134)
Reversal of provision for loan losses	—	6,532	(6,532)	—	6,243	(6,243)
Net Interest Income After Provision	34,990	50,875	(15,885)	68,587	88,964	(20,377)
Non-interest Income
Mortgage banking activities, net	12,046	7,728	4,318	29,650	14,946	14,704
MSR income, net	2,778	2,783	(5)	4,491	9,064	(4,573)
Investment fair value changes, net	8,115	(11,066)	19,181	9,666	(30,604)	40,270
Other income	986	1,559	(573)	2,170	2,514	(344)
Realized gains, net	1,372	9,884	(8,512)	7,075	19,422	(12,347)
Total non-interest income, net	25,297	10,888	14,409	53,052	15,342	37,710
Operating expenses	(18,641)	(20,155)	1,514	(36,867)	(50,607)	13,740
Net income before income taxes	41,646	41,608	38	84,772	53,699	31,073
Provision for income taxes	(5,322)	(327)	(4,995)	(11,479)	(355)	(11,124)
Net Income	$36,324	$41,281	$(4,957)	$73,293	$53,344	$19,949
Diluted earnings per common share	$0.43	$0.48	$(0.05)	$0.85	$0.67	$0.18
Net Interest Income
The decrease in net interest income during the three- and six-month periods was primarily a result of the sale our commercial mezzanine loans during 2016. This decline was partially offset by higher net interest income from our residential investments as a result of capital deployment during 2016 and the first half of 2017.
Provision for Loan Losses
The provision for loan losses in 2016 was related to our commercial mezzanine loans. Prior to their sale in 2016, the commercial loans were reclassified to held-for-sale status, at which point the allowance for loan losses was reversed and no longer maintained for these loans.
Mortgage Banking Activities, Net
Income from mortgage banking activities, net includes results from our residential jumbo mortgage banking operations and, prior to the second quarter of 2016, results from our residential conforming and commercial mortgage banking operations. The increase in mortgage banking activities during the three- and six-month periods was predominantly due to higher gross margins from our jumbo residential mortgage banking activities on slightly higher volume.
A more detailed analysis of the changes in this line item is included in Residential Mortgage Banking portion of the “Results of Operations by Segment” section that follows.

MSR Income, Net
MSR income, net is comprised of the net fee income we earn from our MSR investments as well as changes in their market value and the market value of their associated derivatives. MSR income decreased in 2017 primarily due to lower average balances of MSRs outstanding during 2017, as sales and paydowns outpaced new acquisitions.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our residential loans held-for-investment and financed with FHLB borrowings, our investment securities classified as trading, and interest rate hedges associated with each of these investments.
During the three and six months ended June 30, 2017, the positive investment fair value changes primarily resulted from net increases in the fair value of our trading securities and their associated hedges, which were primarily due to tightening spreads on these securities during that period. These increases were partially offset by net decreases in the fair value of our residential loans held-for-investment and their associated hedges, primarily resulting from principal paydowns and hedging costs.
During the three and six months ended June 30, 2016, the negative investment fair value changes primarily resulted from net decreases in the fair value of our residential loans held-for-investment and their associated hedges, which were primarily due to a significant decline in market interest rates during the period, which had a net negative effect on our hedged investments.
Additional detail on our investment fair value changes is included in the Investment Portfolio portion of the “Results of Operations by Segment” section that follows.
Other Income
Other income in both the three- and six-month periods was primarily comprised of income from our residential loan risk sharing arrangements with Fannie Mae and Freddie Mac.
Realized Gains, Net
During the three and six months ended June 30, 2017, we realized gains of $1 million and $7 million, primarily from the sale of $19 million and $38 million of AFS securities, respectively. Additionally, during the three months ended June 30, 2017, we realized a $1 million loss from the repurchase of $37 million of convertible debt. During the three and six months of 2016, we realized gains of $10 million and $19 million, primarily from the sale of $89 million and $215 million of AFS securities, respectively.
Operating Expenses
The decrease in operating expenses during the three- and six-month periods was primarily due to the restructuring of our residential conforming and commercial mortgage banking operations during the first quarter of 2016, which resulted in a lower run-rate of expenses. Excluding the $11 million of restructuring charges recorded during the six months ended June 30, 2016, operating expenses were $40 million.
Provision for Income Taxes
Our income taxes result almost entirely from activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments. During the first six months of 2017, we recorded a tax provision of $11 million, primarily related to GAAP income earned from mortgage banking activities at our TRS. During the first half of 2016, we incurred GAAP losses at our TRS and, due to a full valuation allowance on our deferred tax assets, we did not record a material tax provision or benefit. For additional detail on income taxes, see the “Taxable Income” section that follows.

Net Interest Income
The following tables present the components of net interest income for the three and six months ended June 30, 2017 and 2016.
Table 5 – Net Interest Income

	Three Months Ended June 30,
	2017			2016
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$8,364	$809,231	4.1%	$7,911	$892,695	3.5%
Residential loans - HFI at Redwood (2)	23,408	2,358,355	4.0%	22,333	2,288,560	3.9%
Residential loans - HFI at Sequoia (2)	4,863	716,778	2.7%	4,910	895,359	2.2%
Commercial loans	263	1,602	N/A	12,921	332,387	15.5%
Trading securities	10,713	666,009	6.4%	5,082	245,880	8.3%
Available-for-sale securities	11,113	444,179	10.0%	13,335	515,596	10.3%
Other interest income	500	191,722	1.0%	295	268,706	0.4%
Total interest income	59,224	5,187,876	4.6%	66,787	5,439,183	4.9%
Interest Expense
Short-term debt facilities	(6,563)	1,039,741	(2.5)%	(5,337)	1,103,082	(1.9)%
Short-term debt - convertible notes, net	(2,787)	226,385	(4.9)%	—	—	—%
ABS issued - Redwood	—	—	—%	(711)	32,906	(8.6)%
ABS issued - Sequoia (2)	(3,705)	700,549	(2.1)%	(3,271)	874,075	(1.5)%
Long-term debt - FHLBC	(5,071)	1,999,999	(1.0)%	(2,973)	1,999,999	(0.6)%
Long-term debt - other	(6,108)	379,972	(6.4)%	(10,152)	683,882	(5.9)%
Total interest expense	(24,234)	4,346,646	(2.2)%	(22,444)	4,693,944	(1.9)%
Net Interest Income	$34,990			$44,343

	Six Months Ended June 30,
	2017			2016
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$15,850	$778,361	4.1%	$15,228	$832,002	3.7%
Residential loans - HFI at Redwood (2)	45,446	2,304,664	3.9%	41,639	2,137,598	3.9%
Residential loans - HFI at Sequoia (2)	9,701	736,948	2.6%	9,687	937,128	2.1%
Commercial loans	345	2,148	N/A	22,381	376,131	11.9%
Trading securities	18,930	596,236	6.3%	9,808	256,921	7.6%
Available-for-sale securities	22,713	451,275	10.1%	29,704	585,850	10.1%
Other interest income	867	215,211	0.8%	668	364,344	0.4%
Total interest income	113,852	5,084,843	4.5%	129,115	5,489,974	4.7%
Interest Expense
Short-term debt facilities	(11,016)	917,585	(2.4)%	(12,034)	1,189,863	(2.0)%
Short-term debt - convertible notes, net	(2,787)	113,818	(4.9)%	—	—	—%
ABS issued - Redwood	—	—	—%	(1,695)	42,551	(8.0)%
ABS issued - Sequoia (2)	(7,235)	719,882	(2.0)%	(6,569)	914,737	(1.4)%
Long-term debt - FHLBC	(8,806)	1,999,999	(0.9)%	(5,742)	1,961,734	(0.6)%
Long-term debt - other	(15,421)	499,932	(6.2)%	(20,354)	683,833	(6.0)%
Total interest expense	(45,265)	4,251,216	(2.1)%	(46,394)	4,792,718	(1.9)%
Net Interest Income	$68,587			$82,721

Footnotes to Table 5

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

The following table presents net interest income by segment for the three and six months ended June 30, 2017 and 2016.
Table 6 – Net Interest Income by Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Net Interest Income by Segment
Investment Portfolio	$38,602	$47,887	$(9,285)	$75,588	$89,143	$(13,555)
Residential Mortgage Banking	4,012	4,306	(294)	8,562	8,886	(324)
Corporate/Other	(7,624)	(7,850)	226	(15,563)	(15,308)	(255)
Net Interest Income	$34,990	$44,343	$(9,353)	$68,587	$82,721	$(14,134)
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.
The Corporate/Other line item in the table above primarily includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Sequoia entities. Details regarding consolidated Sequoia entities are included in the "Results from Consolidated Sequoia Entities" section that follows.
The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at June 30, 2017.
Table 7 – Interest Expense — Specific Borrowing Costs

June 30, 2017	Residential Loans Held-for-Sale	Residential Securities
Asset yield	4.34%	5.17%
Short-term debt yield	2.80%	2.35%
Net Spread	1.54%	2.82%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.

Results of Operations by Segment
As discussed in the Introduction section of this MD&A, we changed our reportable segments in the first quarter of 2017 and now report on our business using two distinct segments: Investment Portfolio and Residential Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For additional information on our segments, refer to Note 21 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q. The following table presents the segment contribution from our two segments, reconciled to our consolidated net income, for the three and six months ended June 30, 2017 and 2016.
Table 8 – Segment Results Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Segment Contribution from:
Investment Portfolio	$49,831	$54,712	$(4,881)	$95,446	$92,120	$3,326
Residential Mortgage Banking	7,035	5,987	1,048	18,888	14,526	4,362
Corporate/Other	(20,542)	(19,418)	(1,124)	(41,041)	(53,302)	12,261
Net Income	$36,324	$41,281	$(4,957)	$73,293	$53,344	$19,949
The following sections provide a detailed discussion of the results of operations at each of our two business segments for the three and six months ended June 30, 2017 and 2016.
The $1 million decrease in net income at Corporate/Other for the three-month periods was primarily due to a loss of $1 million from the repurchase of $37 million of our convertible debt during the second quarter of 2017. The $12 million improvement for the six-month periods was primarily due to the $11 million of costs incurred in association with the restructuring of our residential conforming and commercial mortgage banking operations during the first quarter of 2016. In addition, $3 million of net losses related to our commercial mortgage banking operations were included in Corporate/Other for the first quarter of 2016, prior to those operations being wound down. Corporate/Other also includes results from our consolidated Sequoia entities, which decreased in both the three- and six-month periods of 2017, as compared to 2016 (the details of which are discussed in the "Results from Consolidated Sequoia Entities" section that follows).

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
The following table presents the components of segment contribution for the Investment Portfolio segment for the three and six months ended June 30, 2017 and 2016.
Table 9 – Investment Portfolio Segment Contribution

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Interest income	$45,833	$54,046	$(8,213)	$88,083	$102,809	$(14,726)
Interest expense	(7,231)	(6,159)	(1,072)	(12,495)	(13,666)	1,171
Net interest income	38,602	47,887	(9,285)	75,588	89,143	(13,555)
Reversal of provision for loan losses	—	6,532	(6,532)	—	6,243	(6,243)
Net Interest Income after Provision	38,602	54,419	(15,817)	75,588	95,386	(19,798)
Non-interest income
MSR income, net	2,778	2,783	(5)	4,491	9,064	(4,573)
Investment fair value changes, net	9,115	(10,779)	19,894	12,474	(28,681)	41,155
Other income	986	1,559	(573)	2,170	2,514	(344)
Realized gains, net	2,124	9,884	(7,760)	7,827	19,130	(11,303)
Total non-interest income, net	15,003	3,447	11,556	26,962	2,027	24,935
Direct operating expenses	(1,454)	(2,827)	1,373	(3,047)	(4,938)	1,891
Segment contribution before income taxes	52,151	55,039	(2,888)	99,503	92,475	7,028
Provision for income taxes	(2,320)	(327)	(1,993)	(4,057)	(355)	(3,702)
Total Segment Contribution	$49,831	$54,712	$(4,881)	$95,446	$92,120	$3,326
The following table presents our primary portfolios of investment assets in our Investment Portfolio segment at June 30, 2017 and December 31, 2016.
Table 10 – Investment Portfolio

(In Thousands)	June 30, 2017	December 31, 2016	Change
Residential loans held-for-investment	$2,360,234	$2,261,016	$99,218
Residential securities	1,048,194	926,669	121,525
Commercial/Multifamily securities	170,309	91,770	78,539
Mortgage servicing rights	63,770	118,526	(54,756)
Other assets	167,111	217,554	(50,443)
Total Assets at Investment Portfolio	$3,809,618	$3,615,535	$194,083

Overview
The increase in our total investments in the first six months of 2017 was primarily attributable to the deployment of $230 million of capital into new residential and multifamily securities investments. Additionally, we sold substantially all of our remaining conforming MSRs in the second quarter of 2017 and are seeking to re-deploy the proceeds towards higher-yielding, REIT-eligible investments. For the six months ended June 30, 2017, the segment contribution from our Investment Portfolio was comprised of $24 million from residential loans, $53 million from residential securities, $15 million from commercial/multifamily securities, and $3 million from MSRs.

Net Interest Income
Net interest income from our Investment Portfolio primarily includes interest income from our residential loans held-for-investment and our securities, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Investment Portfolio segment for the three and six months ended June 30, 2017 and 2016.
Table 11 - Net Interest Income ("NII") from Investment Portfolio

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Net interest income from:
HFI residential loans	$18,337	$19,360	$(1,023)	$36,640	$35,889	$751
Residential securities	17,950	16,500	1,450	34,864	34,734	130
Commercial/Multifamily securities	1,716	200	1,516	3,090	351	2,739
Commercial mezzanine loans	263	11,444	(11,181)	345	17,566	(17,221)
Other interest income	336	383	(47)	649	603	46
NII from Investment Portfolio	$38,602	$47,887	$(9,285)	$75,588	$89,143	$(13,555)

The decrease in net interest income from our Investment Portfolio segment during the three- and six-month periods was primarily due to the sale of our commercial mezzanine loans during 2016.
Investment fair value changes, net
The following table presents the components of investment fair value changes, net for our Investment Portfolio segment, which is comprised of market valuation gains and losses from our investments and associated hedges, for the three and six months ended June 30, 2017 and 2016.
Table 12 - Investment Fair Value Changes, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Investment Fair Value Changes, Net
Market valuation changes:
Residential loans held-for-investment (1)	$8,354	$(647)	$6,021	$22,816
Residential trading securities	12,212	(451)	17,128	(5,916)
Commercial/Multifamily trading securities	6,714	882	12,941	745
Risk sharing investments	(513)	(694)	(718)	(704)
Risk management derivatives	(17,825)	(9,564)	(22,954)	(45,317)
Valuation adjustments on commercial loans	300	—	300	—
Impairments on AFS securities	(127)	(305)	(244)	(305)
Investment Fair Value Changes, Net	$9,115	$(10,779)	$12,474	$(28,681)

(1)	Market valuation changes from residential loans held-for-investment above do not include loans at consolidated Sequoia entities, which are not included in this segment.
Market valuation changes included in Investment fair value changes, net, result from changes in the fair value of investments and their associated hedges, generally due to changes in market interest rates, changes in credit spreads, and reductions in the basis of investments due to changes in principal balances.

The following table presents the components of investment fair value changes for the Investment Portfolio segment by investment type, inclusive of fair value changes of associated risk management derivatives, for the three and six months ended June 30, 2017 and 2016.
Table 13 - Investment Portfolio Fair Value Changes, Net by Investment Type

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Market valuation changes:
Residential loans held-for-investment	$(6,078)	$(12,137)	$6,059	$(12,477)	$(22,405)	$9,928
Residential trading securities	9,835	1,944	7,891	13,795	(5,543)	19,338
Commercial/Multifamily trading securities	5,997	342	5,655	12,117	205	11,912
Other valuation changes	(639)	(928)	289	(961)	(938)	(23)
Investment Portfolio Fair Value Changes, Net	$9,115	$(10,779)	$19,894	$12,474	$(28,681)	$41,155
The decrease in fair values from residential loans and their associated derivatives during the three and six months ended June 30, 2017 primarily resulted from reductions in the fair value of loans from the loss of premium from principal repayments and hedging costs, partially offset by increases in fair value from tighter spreads on these investments during that period. The increase in fair values from securities and their associated derivatives during the three and six months ended June 30, 2017 primarily resulted from tighter spreads on these investments during that period, partially offset by hedging costs and decreases in fair value from reductions in the basis of IO securities from associated principal repayments. We expect the benefit to both loans and securities from spread tightening in the first half of the year to diminish in the second half of 2017.
The reduction in the fair values associated with loans during the first half of 2016 primarily resulted from higher hedging costs due to interest rate volatility, as well as loss of premium from principal repayments and widening credit spreads. The reduction in the fair values associated with securities during the first half of 2016 primarily resulted from reductions in the basis of IO securities from interest payments as well as hedging costs. In addition, tighter spreads on securities in the second quarter of 2016 served to partially offset the other reductions in value, while wider spreads on securities in the first quarter of 2016 contributed to the reductions in value for the first six months of 2016.
MSR Income, net
The following table presents the components of MSR income, net for the three and six months ended June 30, 2017 and 2016.
Table 14 – MSR Income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Net servicing fee income	$5,852	$8,870	$11,379	$18,516
Changes in fair value of MSR from the receipt of expected cash flows	(3,065)	(5,785)	(5,478)	(12,061)
MSR reversal of provision for repurchases	307	25	312	207
MSR income before the effect of changes in interest rates and other assumptions	3,094	3,110	6,213	6,662
Changes in fair value of MSRs from interest rates and other assumptions (1)	(3,356)	(21,480)	(4,013)	(59,808)
Changes in fair value of associated derivatives	3,040	21,153	2,291	62,210
Total net effect of changes in assumptions and rates	(316)	(327)	(1,722)	2,402
MSR Income, Net	$2,778	$2,783	$4,491	$9,064

(1)	Primarily reflects changes in prepayment assumptions on our MSRs due to changes in benchmark interest rates.

MSR income before the effect of changes in interest rates and other assumptions declined slightly as the reduction in fee income from lower average notional balances of loans associated with the MSRs was largely offset by lower negative fair value changes from the receipt of expected cash flows. The total net effect of changes in assumptions and rates decreased during the six-month periods, primarily due to lower hedging expenses on MSRs during the first quarter of 2016.
Realized Gains, net
During the second quarter of 2017, we realized gains of $2 million, primarily from the sale of $19 million of AFS securities. During the second quarter of 2016, we realized gains of $10 million, primarily from the sale of $89 million of AFS securities.
Direct Operating Expenses and Provision for Income Taxes
The decrease in operating expenses at our Investment Portfolio segment for the three and six months ended June 30, 2017 was primarily attributable to lower operating costs associated with the management of our servicing portfolio. For the three and six months ended June 30, 2017, the provision for income taxes at our Investment Portfolio segment resulted from GAAP income earned at our TRS during those periods, primarily from MSR income and income on certain securities we hold at our TRS.
Residential Loans Held-for-Investment Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three and six months ended June 30, 2017 and 2016.
Table 15 – Residential Loans Held-for-Investment at Redwood - Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Fair value at beginning of period	$2,350,013	$2,343,953	$2,261,016	$1,791,195
Transfers between portfolios (1)	61,922	63,328	246,918	669,354
Principal repayments	(60,055)	(129,073)	(153,721)	(205,804)
Changes in fair value, net	8,354	(647)	6,021	22,816
Fair Value at End of Period	$2,360,234	$2,277,561	$2,360,234	$2,277,561

(1)	Represents the net transfers of loans into our Investment Portfolio segment from our Residential Mortgage Banking segment and their reclassification from held-for-sale to held-for-investment.
During the three and six months ended June 30, 2017, we had net transfers of $62 million and $247 million, respectively, of residential loans from our Residential Mortgage Banking segment to our Investment Portfolio segment. At June 30, 2017, $2.35 billion of loans were held by our FHLB-member subsidiary and were financed with $2.00 billion of borrowings from the FHLBC. In connection with these borrowings, our FHLB-member subsidiary is required to hold $43 million of FHLB stock.
At June 30, 2017, the weighted average maturity of these FHLB borrowings was approximately eight years and they had a weighted average cost of 1.1% per annum. This interest cost resets every 13 weeks and we seek to fix the interest cost of these FHLB borrowings over their weighted average maturity by using a combination of swaps, TBAs and other derivatives.
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

The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at June 30, 2017.
Table 16 – Characteristics of Residential Real Estate Loans Held-for-Investment at Fair Value

June 30, 2017
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$2,179,786	4.15%
Fixed - 15, 20, & 25 year	67,346	3.64%
Hybrid	76,744	4.04%
Total Outstanding Principal	$2,323,876
The outstanding loans held-for-investment at Redwood at June 30, 2017 were prime-quality, first lien loans, of which 95% were originated between 2013 and 2017 and 5% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 771 (at origination) and the weighted average loan-to-value ("LTV") ratio was 66% (at origination). At June 30, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type in our Investment Portfolio segment for the three and six months ended June 30, 2017.
Table 17 – Real Estate Securities Activity by Collateral Type

Three Months Ended June 30, 2017	Senior	Re-REMIC	Subordinate		Total
(In Thousands)	Residential	Residential (1)	Residential	Commercial
Beginning fair value	$176,099	$73,730	$777,430	$138,681	$1,165,940
Acquisitions
Sequoia securities	2,416	—	9,777	—	12,193
Third-party securities	10,426	—	57,147	37,094	104,667
Sales
Sequoia securities	—	—	(17,704)	—	(17,704)
Third-party securities	(1,631)	—	(41,187)	(11,709)	(54,527)
Gains on sales and calls, net	1,003	—	1,121	—	2,124
Effect of principal payments (2)	(7,828)	(488)	(7,050)	(488)	(15,854)
Change in fair value, net	(3,523)	95	18,361	6,731	21,664
Ending Fair Value	$176,962	$73,337	$797,895	$170,309	$1,218,503

Six Months Ended June 30, 2017	Senior	Re-REMIC	Subordinate		Total
(In Thousands)	Residential	Residential (1)	Residential	Commercial
Beginning fair value	$173,613	$85,479	$667,577	$91,770	$1,018,439
Transfers	12,229	(12,229)	—	—	—
Acquisitions
Sequoia securities	5,647	—	32,404	—	38,051
Third-party securities	10,426	—	156,987	82,125	249,538
Sales
Sequoia securities	—	—	(26,601)	—	(26,601)
Third-party securities	(10,075)	—	(46,549)	(15,858)	(72,482)
Gains on sales and calls, net	4,503	—	3,324	—	7,827
Effect of principal payments (2)	(14,075)	(1,354)	(14,648)	(688)	(30,765)
Change in fair value, net	(5,306)	1,441	25,401	12,960	34,496
Ending Fair Value	$176,962	$73,337	$797,895	$170,309	$1,218,503

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior RMBS.

(2)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

At June 30, 2017, our securities consisted of fixed-rate assets (76%), adjustable-rate assets (10%), hybrid assets that reset within the next year (8%), and hybrid assets that reset between 12 and 36 months (6%).
We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our real estate securities that were financed with repurchase debt at June 30, 2017.
Table 18 – Real Estate Securities Financed with Repurchase Debt

June 30, 2017	Real Estate Securities	Repurchase Debt	Allocated Capital	Weighted Average Price(1)	Financing Haircut(2)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Senior	$73,151	$(64,495)	$8,656	$96	12%
Subordinate - Mezzanine	339,120	(284,318)	54,802	97	16%
Total Residential Securities	412,271	(348,813)	63,458	97	15%
Commercial/Multifamily Securities	150,677	(120,678)	29,999	95	20%
Total	$562,948	$(469,491)	$93,457

(1)	GAAP fair value per $100 of principal.

(2)	Allocated capital divided by GAAP fair value.
At June 30, 2017, we had short-term debt incurred through repurchase facilities of $469 million, which was secured by $563 million of real estate securities. The remaining $655 million of our securities were financed with capital. Our repo borrowings were made under facilities with eight different counterparties, and the weighted average cost of funds for these facilities during the second quarter of 2017 was approximately 2.24% per annum.
At June 30, 2017, the securities we financed through repurchase facilities had no material credit issues. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.

The majority of the $73 million of senior securities noted in the table above are supported by seasoned residential loans originated prior to 2008. The $339 million of mezzanine securities financed through repurchase facilities at June 30, 2017 carry investment grade credit ratings and are supported by residential loans originated between 2012 and 2017. The loans underlying these securities have experienced minimal delinquencies to date. The $151 million of multifamily securities financed through repurchase facilities at June 30, 2017 carry investment grade credit ratings with 7%-8% of structural credit enhancement.
The following table presents our residential securities at June 30, 2017 and December 31, 2016, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, re-REMIC, and subordinate). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 19 – Residential Securities by Vintage and Type

June 30, 2017	Sequoia 2012-2017	Third Party 2013-2017	Agency CRT 2013-2017	Third Party <=2008	Total Residential Securities	% of Total Residential Securities
(Dollars in Thousands)
Senior	$29,040	$15,513	$—	$132,409	$176,962	17%
Re-REMIC	—	—	—	73,337	73,337	7%
Subordinate
Mezzanine (1)	137,296	205,717	—	—	343,013	33%
Subordinate	119,758	75,281	229,510	30,333	454,882	43%
Total Subordinate	257,054	280,998	229,510	30,333	797,895	76%
Total Securities	$286,094	$296,511	$229,510	$236,079	$1,048,194	100%

December 31, 2016	Sequoia 2012-2016	Third Party 2013-2016	Agency CRT 2013-2016	Third Party <=2008	Total Residential Securities	% of Total Residential Securities
(Dollars in Thousands)
Senior	$26,618	$5,611	$—	$141,384	$173,613	19%
Re-REMIC	—	—	—	85,479	85,479	9%
Subordinate
Mezzanine (1)	136,007	179,390	—	—	315,397	34%
Subordinate	113,310	64,450	152,126	22,294	352,180	38%
Total Subordinate	249,317	243,840	152,126	22,294	667,577	72%
Total Securities	$275,935	$249,451	$152,126	$249,157	$926,669	100%

(1)	Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

At June 30, 2017 and December 31, 2016, we held $170 million and $92 million, respectively, of commercial securities that were all classified as subordinate securities and issued from 2015 through 2017. At June 30, 2017 and December 31, 2016, commercial securities included $150 million and $74 million, respectively, of multifamily securities issued by Agencies and the remainder were third-party CMBS.

At both June 30, 2017 and December 31, 2016, our available-for-sale securities were entirely comprised of residential securities. The following tables present the components of the interest income we earned on AFS securities for the three and six months ended June 30, 2017 and 2016.
Table 20 – Interest Income — AFS Securities

Three Months Ended June 30, 2017					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$1,299	$1,960	$3,259	$98,665	5.27%	7.95%	13.22%
Re-REMIC	874	852	1,726	59,994	5.83%	5.68%	11.51%
Subordinate
Mezzanine	1,263	614	1,877	131,574	3.84%	1.87%	5.71%
Subordinate	2,872	1,379	4,251	153,946	7.46%	3.58%	11.04%
Total AFS Securities	$6,308	$4,805	$11,113	$444,179	5.68%	4.33%	10.01%

Three Months Ended June 30, 2016					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$845	$803	$1,648	$87,474	3.86%	3.67%	7.54%
Re-REMIC	1,840	3,282	5,122	112,930	6.52%	11.62%	18.14%
Subordinate
Mezzanine	1,908	672	2,580	191,404	3.99%	1.40%	5.39%
Subordinate	2,403	1,582	3,985	123,788	7.76%	5.11%	12.88%
Total AFS Securities	$6,996	$6,339	$13,335	$515,596	5.43%	4.92%	10.35%

Six Months Ended June 30, 2017					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$2,602	$4,043	$6,645	$99,297	5.24%	8.14%	13.38%
Re-REMIC	1,780	1,885	3,665	62,690	5.68%	6.01%	11.69%
Subordinate
Mezzanine	2,682	1,268	3,950	139,538	3.84%	1.82%	5.66%
Subordinate	5,583	2,870	8,453	149,750	7.46%	3.83%	11.29%
Total AFS Securities	$12,647	$10,066	$22,713	$451,275	5.61%	4.46%	10.07%

Six Months Ended June 30, 2016					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$2,985	$3,303	$6,288	$156,099	3.82%	4.23%	8.06%
Re-REMIC	3,685	6,804	10,489	111,216	6.63%	12.24%	18.86%
Subordinate
Mezzanine	3,981	1,373	5,354	200,484	3.97%	1.37%	5.34%
Subordinate	4,646	2,927	7,573	118,051	7.87%	4.96%	12.83%
Total AFS Securities	$15,297	$14,407	$29,704	$585,850	5.22%	4.92%	10.14%
During the fourth quarter of 2016 and the first quarter of 2017, several Re-REMIC securities we held were exchanged for the underlying senior securities. Several of these investments had high yields and, as such, the balance of our investments in Re-REMICs and their associated yields declined and the yields of our senior securities increased during the three and six months ended June 30, 2017, as compared to the same periods in 2016.
The following tables present the components of carrying value at June 30, 2017 and December 31, 2016 for our AFS securities.
Table 21 – Carrying Value of AFS Securities

June 30, 2017	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$134,042	$81,235	$458,256	$673,533
Credit reserve	(3,622)	(5,913)	(38,053)	(47,588)
Unamortized discount, net	(35,257)	(15,153)	(141,653)	(192,063)
Amortized cost	95,163	60,169	278,550	433,882
Gross unrealized gains	34,993	13,168	70,365	118,526
Gross unrealized losses	(1,827)	—	(639)	(2,466)
Carrying Value	$128,329	$73,337	$348,276	$549,942

December 31, 2016	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$148,862	$95,608	$456,359	$700,829
Credit reserve	(4,814)	(6,857)	(35,802)	(47,473)
Unamortized discount, net	(41,877)	(19,613)	(136,622)	(198,112)
Amortized cost	102,171	69,138	283,935	455,244
Gross unrealized gains	36,304	16,341	68,032	120,677
Gross unrealized losses	(1,929)	—	(1,240)	(3,169)
Carrying Value	$136,546	$85,479	$350,727	$572,752
We designate any amount of unpaid principal balance that we do not expect to receive and thus do not expect to earn or recover as a credit reserve on each security. Any remaining net unamortized discounts or premiums on the security are amortized into income over time using the effective yield method.
At June 30, 2017, credit reserves for our AFS securities totaled $48 million, or 7.1% of the principal balance of our AFS securities, as compared to $47 million, or 6.8%, at December 31, 2016. During the six months ended June 30, 2017, increases resulting from acquisitions and impairments were partially offset by reductions in the credit reserve from realized losses, sales and transfers out of credit reserve to accretable discount. During both the three and six months ended June 30, 2017, realized credit losses on our residential securities totaled $2 million. During the three and six months ended June 30, 2016, realized credit losses on our residential securities totaled $1 million and $3 million, respectively.
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
The following table provides the activity for MSRs by portfolio for the three and six months ended June 30, 2017.
Table 22 – MSR Activity by Portfolio

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(In Thousands)	Jumbo	Conforming	Total MSRs	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$66,599	$44,414	$111,013	$60,003	$58,523	$118,526
Additions
MSRs retained from Sequoia securitizations	—	—	—	7,123	—	7,123
MSRs retained from third-party loan sales	—	—	—	263	—	263
Purchased MSRs	—	216	216	—	315	315
Sold MSRs	—	(41,038)	(41,038)	—	(52,966)	(52,966)
Market valuation adjustments	(3,515)	(2,906)	(6,421)	(4,305)	(5,186)	(9,491)
Balance at End of Period	$63,084	$686	$63,770	$63,084	$686	$63,770
During the six months ended June 30, 2017, we sold conforming MSRs with a fair value of $53 million. The remaining $64 million of MSRs are primarily associated with loans transferred to Sequoia securitizations we completed over the past several years. We may periodically sell MSRs in the future; however, we cannot predict the timing and amounts of such sales, if any.

The following table presents characteristics of our MSR investments and their associated loans at June 30, 2017.
Table 23 – Characteristics of MSR Investments Portfolio

	June 30, 2017
(Dollars In Thousands)	Jumbo	Conforming	Total
Unpaid principal balance	$5,815,172	$67,291	$5,882,463
Fair value of MSRs	$63,084	$686	$63,770
MSR values as percent of unpaid principal balance	1.08%	1.02%	1.08%
Gross cash yield (1)	0.26%	0.29%	0.27%
Number of loans	8,535	358	8,893
Average loan size	$681	$188	$661
Average coupon	3.96%	4.05%	3.97%
Average loan age (months)	36	6	36
Average original loan-to-value	67%	77%	67%
Average original FICO score	771	741	770
60+ day delinquencies	0.12%	2.29%	0.14%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended June 30, 2017, by the weighted average notional balance of loans associated with MSRs we owned during that period.

At June 30, 2017, nearly all of our MSRs were comprised of base MSRs and we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At both June 30, 2017 and December 31, 2016, we had $1 million of servicer advances outstanding related to our MSRs, which are presented in Other assets on our consolidated balance sheets.
Residential Mortgage Banking Segment
The following table presents the components of segment contribution for the Residential Mortgage Banking segment for the three and six months ended June 30, 2017 and 2016.
Table 24 – Residential Mortgage Banking Segment Contribution

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Interest income
Loans	$8,415	$7,902	$513	$15,889	$15,207	$682
Sequoia securities	—	8	(8)	—	572	(572)
Total interest income	8,415	7,910	505	15,889	15,779	110
Interest expense	(4,403)	(3,604)	(799)	(7,327)	(6,893)	(434)
Net interest income	4,012	4,306	(294)	8,562	8,886	(324)
Mortgage banking activities, net	12,046	7,728	4,318	29,650	17,008	12,642
Direct operating expenses	(6,021)	(6,047)	26	(11,902)	(11,368)	(534)
Segment contribution before income taxes	10,037	5,987	4,050	26,310	14,526	11,784
Provision for income taxes	(3,002)	—	(3,002)	(7,422)	—	(7,422)
Segment Contribution	$7,035	$5,987	$1,048	$18,888	$14,526	$4,362

The following tables provide the activity of unsecuritized residential loans during the three and six months ended June 30, 2017 and 2016.
Table 25 – Residential Loans Held-for-Sale — Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Balance at beginning of period	$376,607	$441,076	$835,399	$1,115,738
Acquisitions	1,221,051	1,342,079	2,329,355	2,560,728
Sales	(694,875)	(830,974)	(2,072,512)	(2,100,109)
Transfers between portfolios (1)	(61,922)	(63,328)	(246,918)	(669,354)
Principal repayments	(9,273)	(12,332)	(22,268)	(35,921)
Changes in fair value, net	5,783	5,859	14,315	11,298
Balance at End of Period	$837,371	$882,380	$837,371	$882,380

(1)	Represents the net transfers of loans out of our Residential Mortgage Banking segment into our Investment Portfolio segment and their reclassification from held-for-sale to held-for-investment.
Overview
During the six months ended June 30, 2017, we purchased $2.33 billion of predominately prime residential jumbo loans, sold $662 million of jumbo loans to third parties and securitized $1.41 billion of jumbo loans through our Sequoia platform. In addition, we had net transfers of $247 million of jumbo loans to our Investment Portfolio segment and financed them with borrowings from the FHLBC. Our pipeline of loans identified for purchase at June 30, 2017 included $1.25 billion of jumbo loans.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At June 30, 2017, we had $575 million of warehouse debt outstanding to fund our residential loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the second quarter of 2017 was 2.69% per annum. Our warehouse capacity at June 30, 2017 totaled $1.33 billion across four separate counterparties, which should continue to provide sufficient liquidity to fund our residential mortgage banking operations in the near-term.
Our residential mortgage banking operations created investments that allowed us to deploy $31 million of capital into our investment portfolio during the first half of 2017. At June 30, 2017, we had 415 loan sellers, up from 406 at the end of 2016. This included 185 jumbo sellers and 230 sellers from various FHLB districts participating in the FHLB's MPF Direct program.
Net Interest Income
Net interest income from residential mortgage banking is primarily comprised of interest income earned on residential loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on our consolidated balance sheet.
Net interest income from residential mortgage banking was consistent for both the three- and six-month periods, as the average balances of residential loans held-for-sale each period were similar.
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
Table 26 – Components of Residential Mortgage Banking Activities, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Changes in fair value of:
Residential loans, at fair value (1)	$16,190	$16,711	$(521)	$34,986	$34,785	$201
Sequoia securities	—	(29)	29	—	1,455	(1,455)
Risk management derivatives (2)	(5,310)	(9,240)	3,930	(6,710)	(19,456)	12,746
Other income (expense), net (3)	1,166	286	880	1,374	224	1,150
Total Residential Mortgage Banking Activities, Net	$12,046	$7,728	$4,318	$29,650	$17,008	$12,642

(1)	Includes changes in fair value for loan purchase commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.
The increases in mortgage banking activities, net was primarily due to higher gross margins during the three and six months ended June 30, 2017 on similar volume as compared to the same periods in 2016.
Loan purchase commitments ("LPCs"), adjusted for fallout expectations, were $1.41 billion and $2.50 billion for the three and six months ended June 30, 2017, respectively. Our gross margins for our jumbo loans, which we define as net interest income plus income from mortgage banking activities, divided by LPCs, benefited from improved execution on securitization and whole loan sales during the first half of 2017 and remained above our long-term expectations.
At June 30, 2017 and December 31, 2016, we had repurchase reserves of $3 million and $4 million, respectively, outstanding related to residential loans sold through this segment. For the six months ended June 30, 2017 and 2016, we recorded $0.6 million of reversal of provision for repurchases and $0.5 million of provision for repurchases, respectively, that was included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at June 30, 2017.
Table 27 – Characteristics of Residential Loans Held-for-Sale

June 30, 2017	Principal Value	Weighted Average Coupon
(Dollars in Thousands)
First Lien Prime
Fixed - 30 year	$704,010	4.37%
Fixed - 10, 15, 20, & 25 year	39,934	3.73%
Hybrid	77,329	3.76%
ARM	711	2.59%
Total Outstanding Principal	$821,984

Operating Expenses and Taxes
Operating expenses for this segment primarily include costs associated with the underwriting, purchase and sale of jumbo residential loans. Operating expenses were consistent for both the three- and six-month periods.
All residential mortgage banking activities are performed at our taxable REIT subsidiary and the provision for income taxes is generally correlated to the amount of this segment's contribution before income taxes in relation to the TRS's overall GAAP income and associated tax provision. The increase in provision for income taxes in both the three- and six-month periods resulted from GAAP losses at our TRS during the first half of 2016, whereby due to a full valuation allowance on our deferred tax assets, we did not record a material tax benefit.
Results of Consolidated Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At June 30, 2017, the estimated fair value of our investments in the consolidated Sequoia entities was $20 million.

The following tables present the statements of income for the three and six months ended June 30, 2017, and the balance sheets of the consolidated Sequoia entities at June 30, 2017 and December 31, 2016. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 28 – Consolidated Sequoia Entities Statements of Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Interest income	$4,863	$4,911	$(48)	$9,701	$9,688	$13
Interest expense	(3,692)	(3,271)	(421)	(7,208)	(6,568)	(640)
Net interest income	1,171	1,640	(469)	2,493	3,120	(627)
Investment fair value changes, net	(987)	(251)	(736)	(2,797)	(1,831)	(966)
Net Income from Consolidated Sequoia Entities	$184	$1,389	$(1,205)	$(304)	$1,289	$(1,593)
Table 29 – Consolidated Sequoia Entities Balance Sheets

(In Thousands)	June 30, 2017	December 31, 2016
Residential loans, held-for-investment, at fair value	$707,686	$791,636
Other assets	5,718	6,681
Total Assets	$713,404	$798,317
Other liabilities	$531	$518
Asset-backed securities issued, at fair value	692,606	773,462
Total liabilities	693,137	773,980
Equity (fair value of Redwood's retained investments in entities)	20,267	24,337
Total Liabilities and Equity	$713,404	$798,317

Net Interest Income at Consolidated Sequoia Entities
The decreases in net interest income for the three- and six-month periods were primarily attributable to the continued pay down of loans at the consolidated entities.
Investment Fair Value Changes, net at Consolidated Sequoia Entities

Investment fair value changes, net at consolidated Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities, which netted together represent the change in value of our retained investments in the consolidated Sequoia entities. The negative investment fair value changes in both three- and six-month periods were primarily related to the reduction in basis of retained IO securities as the loans underlying these securities continued to pay down.
Residential Loans at Consolidated Sequoia Entities
The following table provides details of residential loan activity at consolidated Sequoia entities for the three and six months ended June 30, 2017 and 2016.
Table 30 – Residential Loans at Consolidated Sequoia Entities — Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Balance at beginning of period	$745,621	$930,027	$791,636	$1,021,870
Principal repayments	(47,896)	(53,597)	(101,357)	(100,938)
Transfers to REO	(1,076)	(3,825)	(2,044)	(5,800)
Deconsolidation adjustments	—	—	—	(6,871)
Changes in fair value, net	11,037	7,592	19,451	(28,064)
Balance at End of Period	$707,686	$880,197	$707,686	$880,197
Characteristics of Loans at Consolidated Sequoia Entities
The following table highlights unpaid principal balances for loans at consolidated Sequoia entities by product type at June 30, 2017.
Table 31 – Characteristics of Loans at Consolidated Sequoia Entities

June 30, 2017
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
First Lien
Hybrid (1)	$15,898	3.09%
ARM	764,699	2.48%
Total Outstanding Principal	$780,597

(1)	All of these loans have reached the initial interest rate reset date and are currently adjustable rate mortgages.
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise all of the loans in the consolidated Sequoia entities and were primarily originated in 2006 or prior. For outstanding loans at consolidated Sequoia entities at June 30, 2017, the weighted average FICO score of borrowers backing these loans was 727 (at origination) and the weighted average original LTV ratio was 66% (at origination). At June 30, 2017 and December 31, 2016, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $15 million and $19 million, respectively, and the unpaid principal balance of loans in foreclosure was $12 million and $11 million, respectively.

Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three and six months ended June 30, 2017 and 2016. For each of these periods, we had no undistributed REIT taxable income.
Table 32 – Taxable Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except per Share Data)	2017 est. (1)	2016 est. (1)	2017 est. (1)	2016 est. (1)
REIT taxable income	$19,440	$27,846	$36,119	$45,168
Taxable REIT subsidiary income	13,532	2,596	18,747	30,114
Total Taxable Income	$32,972	$30,442	$54,866	$75,282

REIT taxable income per share	$0.25	$0.36	$0.47	$0.59
Total taxable income per share	$0.43	$0.39	$0.72	$0.98

Distributions to shareholders	$21,591	$21,554	$43,160	$43,223
Distributions to shareholders per share	$0.28	$0.28	$0.56	$0.56

(1)	Our tax results for the three and six months ended June 30, 2017 and 2016 are estimates until we file tax returns for these years.

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
Tax Provision under GAAP

For the three and six months ended June 30, 2017, we recorded tax provisions of $5 million and $11 million, respectively, compared to tax provisions of $0.3 million and $0.4 million for the three and six months ended June 30, 2016, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The change in tax provision year-over-year was primarily the result of us benefiting from the reversal of the valuation allowance recorded against our federal net deferred tax assets ("DTAs") in 2016. As the federal valuation allowance was fully released in 2016, our TRS effective tax rate in 2017 is expected to be approximately equal to the federal statutory rate. The income or loss generated at our TRS will not affect the tax characterization of our 2017 dividends.

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

Differences between Estimated Total Taxable Income and GAAP Income
Differences between estimated taxable income and GAAP income are largely due to the following: (i) we cannot establish loss reserves for future anticipated events for tax but we can for GAAP, as realized credit losses are expensed when incurred for tax and these losses are anticipated through lower yields on assets or through loss provisions for GAAP; (ii) the timing, and possibly the amount, of some expenses (e.g., certain compensation expenses) are different for tax than for GAAP; (iii) since amortization and impairments differ for tax and GAAP, the tax and GAAP gains and losses on sales may differ, resulting in differences in realized gains on sale; (iv) at the REIT and certain TRS entities, unrealized gains and losses on market valuation adjustments of securities and derivatives are not recognized for tax until the instrument is sold or extinguished; (v) for tax, basis may not be assigned to mortgage servicing rights retained when whole loans are sold resulting in lower tax gain on sale; (vi) for tax, we do not consolidate securitization entities as we do under GAAP; and, (vii) dividend distributions to our REIT from our TRS are included in REIT taxable income, but not GAAP income. As a result of these differences in accounting, our estimated taxable income can vary significantly from our GAAP income during certain reporting periods.
The table below reconciles our estimated total taxable income to our GAAP income for the six months ended June 30, 2017.
Table 33 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Six Months Ended June 30, 2017
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$85,523	$17,585	$103,108	$113,852	$(10,744)
Interest expense	(24,820)	(13,709)	(38,529)	(45,265)	6,736
Net interest income	60,703	3,876	64,579	68,587	(4,008)
Realized credit losses	(2,165)	—	(2,165)	—	(2,165)
Mortgage banking activities, net	—	20,725	20,725	29,650	(8,925)
MSR income, net	—	2,917	2,917	4,491	(1,574)
Investment fair value changes, net	(10,574)	5,133	(5,441)	9,666	(15,107)
Operating expenses	(21,759)	(14,372)	(36,131)	(36,867)	736
Other income	10,664	531	11,195	2,170	9,025
Realized gains, net	(735)	—	(735)	7,075	(7,810)
Provision for income taxes	(15)	(63)	(78)	(11,479)	11,401
Net Income	$36,119	$18,747	$54,866	$73,293	$(18,427)

Income per basic common share	$0.47	$0.25	$0.72	$0.93	$(0.21)
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
Our total capital was $1.77 billion at June 30, 2017, and included $1.18 billion of equity capital and $0.59 billion of the total debt on our consolidated balance sheet. This portion of debt included $250 million of convertible debt due in 2018, $201 million of exchangeable debt due in 2019, and $140 million of trust-preferred securities due in 2037. At June 30, 2017, we estimate that our capital available for investments was approximately $180 million. During the second half of 2017, we expect to free up additional capital for redeployment through the continued optimization of our investment portfolio, selling existing investments as higher-yielding opportunities arise.
In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2017, there were no shares acquired under this authorization. At June 30, 2017, approximately $86 million of this current authorization remained available for the repurchases of shares of our common stock. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital described above.
While we believe our available capital is sufficient to fund our currently contemplated investment activities, we may raise capital from time-to-time to make long-term investments or for other purposes. To the extent we seek additional capital to fund our operations and investment activities or repay existing debt, our approach to raising capital will continue to be based on what we believe to be in the best long-term interests of shareholders. We anticipate that any near to medium term capital raising transaction will likely include the issuance of convertible debt securities or other medium- or long-term debt issuance.
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
Cash Flows and Liquidity for the Six Months Ended June 30, 2017
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $267 million during the six months ended June 30, 2017. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were negative $10 million and positive $24 million during the first six months of 2017 and 2016, respectively. Contributing to the negative cash flows from operating activities during the first six months of 2017 were $43 million of net cash outflows associated with margin funding requirements for our derivatives and short-term debt.

Cash Flows from Investing Activities
During the six months ended June 30, 2017, our net cash provided by investing activities was $206 million and primarily resulted from principal payments on loans held-for-investment at Redwood and at our consolidated Sequoia entities, proceeds from sales of MSRs, and principal payments from, and proceeds from net sales of, real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any.
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
In addition, during the six months ended June 30, 2017, we had transfers of residential loans with a carrying value of $247 million from held-for-sale to held-for-investment, and we retained MSRs with a carrying value of $7 million from the sale of residential loans. These non-cash transactions were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the six months ended June 30, 2017, our net cash provided by financing activities was $66 million. This primarily resulted from $216 million of net borrowings of short-term debt, which were partially offset by $103 million of repayments of ABS issued.
 In December 2016, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2017. During the six months ended June 30, 2017, we paid $44 million of cash dividends on our common stock, representing cumulative dividends of $0.56 per share. Additionally, in August 2017, the Board of Directors declared a regular dividend of $0.28 per share for the third quarter of 2017, which is payable on September 29, 2017 to shareholders of record on September 15, 2017.
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
At June 30, 2017, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $575 million (secured by residential loans with an aggregate fair value of $645 million) and a total uncommitted borrowing limit of $1.33 billion. In addition, at June 30, 2017, we had an aggregate outstanding short-term debt balance of $469 million under eight securities repurchase facilities, which were secured by securities with a fair market value of $563 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value in excess of $7 million) at June 30, 2017.
During the three months ended June 30, 2017, $288 million principal amount of our convertible notes due in 2018 and $2 million of associated unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the three months ended June 30, 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At June 30, 2017, the outstanding principal amount of these notes was $250 million.
At June 30, 2017, we had $1.29 billion of short-term debt outstanding. During the first six months of 2017, the highest balance of our short-term debt outstanding was $1.60 billion.

Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At June 30, 2017, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the six months ended June 30, 2017, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through a five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At June 30, 2017, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.1% per annum and a weighted average maturity of eight years. At June 30, 2017, accrued interest payable on these borrowings was $3 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.35 billion at June 30, 2017. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At June 30, 2017, our subsidiary held $43 million of FHLBC stock that is included in Other assets on our consolidated balance sheets.
Convertible Notes
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.4% per annum. During the six months ended June 30, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At June 30, 2017, the outstanding principal amount of these notes was $201 million. At June 30, 2017, the accrued interest payable balance on this debt was $1 million.

In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.2% per annum. During the three months ended June 30, 2017, $288 million principal amount of these convertible notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the three months ended June 30, 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At June 30, 2017, the outstanding principal amount of these notes was $250 million. At June 30, 2017, the accrued interest payable balance on this debt was $2 million.
Trust Preferred Securities and Subordinated Notes
At June 30, 2017, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% and will be redeemed no later than 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred securities issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.8% per annum. These swaps are accounted for as cash flow hedges with all interest recorded as a component of net interest income and other valuation changes recorded as a component of equity.
 Asset-Backed Securities
At June 30, 2017, there were $781 million (principal balance) of loans owned at consolidated Sequoia securitization entities, which were funded with $776 million (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsection titled "Results of Consolidated Sequoia Entities" in the Results of Operations section of this MD&A for additional details on these entities.

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

At June 30, 2017, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at June 30, 2017 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at June 30, 2017 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements.
Contractual Obligations
The following table presents our contractual obligations and commitments at June 30, 2017, as well as the obligations of the securitization entities that we consolidate for financial reporting purposes.
Table 34 – Contractual Obligations and Commitments

June 30, 2017	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,045	$—	$—	$—	$1,045
Convertible notes	250	201	—	—	451
Anticipated interest payments on convertible notes	23	17	—	—	40
FHLBC borrowings	—	—	—	2,000	2,000
Anticipated interest payments on FHLBC borrowings	30	77	92	161	360
Other long-term debt	—	—	—	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	138	185
Accrued interest payable	9	—	—	—	9
Operating leases	2	4	3	9	18
Total Redwood Obligations and Commitments	$1,368	$318	$114	$2,448	$4,248
Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$—	$—	$—	$776	$776
Anticipated interest payments on ABS (3)	16	35	34	90	175
Accrued interest payable	1	—	—	—	1
Total Obligations of Entities Consolidated for Financial Reporting Purposes	17	35	34	866	952
Total Consolidated Obligations and Commitments	$1,385	$353	$148	$3,314	$5,200

(1)	Includes anticipated interest payments related to hedges.

(2)
All consolidated ABS issued are collateralized by real estate loans. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)
The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at June 30, 2017.

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
There have been no changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at June 30, 2017, the FHLB-Seattle has received approximately $124 million of principal and $11 million of interest payments in respect of the Seattle Certificate. As of June 30, 2017, the Seattle Certificate had a remaining outstanding principal amount of approximately $9 million. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at June 30, 2017, approximately $14 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. As of June 30, 2017, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.

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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At June 30, 2017, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

Item 1A. Risk Factors

Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, the following risk factor reflects recent developments.

Recent developments in ongoing litigation against various trustees of residential mortgage-backed securitization transactions issued prior to financial crisis of 2007-2008 (“RMBS trustee litigation”) have negatively impacted, and could further negatively impact, the value of securities we hold, could expose us to indemnification claims, and could impact the profitability of our participation in future securitization transactions.

The ongoing RMBS trustee litigation relates to, among other things, claims by certain investors in the RMBS issued in those transactions that the trustees of those transactions breached their obligations to investors by, among other things, not appropriately investigating and pursuing remedies against the originators and servicers of the underlying mortgage loans. We are not a party to any RMBS trustee litigation, however, recent developments in the ongoing RMBS trustee litigation have negatively impacted the value of certain residential mortgage-backed securities issued prior to the crisis (“legacy RMBS”) that were held in our investment portfolio during the three months ended June 30, 2017. The value of other legacy RMBS we continue to hold or acquire could be impacted in the future. In particular, trustees of various legacy RMBS transactions that are the subject of the ongoing RMBS trustee litigation have withheld funds from investors in the RMBS issued in those transactions by asserting that, pursuant to their indemnification rights against the securitization trusts established under the applicable transaction documents, they are entitled to apply those funds to offset litigation expenses - and, recently, one trustee asserted that its indemnification rights entitle it to withhold large lump sum amounts to hold and apply to anticipated future litigation expenses. During the three months ended June 30, 2017, this holdback resulted in an aggregate loss to the value of our portfolio of securities of approximately $0.5 million, and other or similar holdbacks by that trustee or other trustees of legacy RMBS transactions could result in further losses to the value of our portfolio of securities in the future, which losses could be material.

Our pre-crisis participation in RMBS transactions, including as the sponsor and depositor of legacy RMBS transactions executed through our Sequoia platform, could also expose us to losses if the trustees of those RMBS transactions seek to assert indemnification rights against us in the same manner that they have asserted indemnification rights against securitization trusts for those RMBS transactions. Currently, we believe that approximately twenty legacy RMBS transactions executed through our Sequoia platform are the subject of RMBS trustee litigation that we are not a party to, and the assertion by a trustee of any indemnification rights against us in the context of the ongoing RMBS trustee litigation could expose us to losses, which losses could be material. Furthermore, developments in, and/or the outcome of, the RMBS trustee litigation could impact the structure and cost of executing our future securitization transactions, including as a result of transaction participants and investors adjusting their willingness or price to participate in those transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three and six months ended June 30, 2017, there were no shares acquired under this authorization. At June 30, 2017, approximately $86 million of this current authorization remained available for the repurchase of shares of our common stock.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2017.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
April 1, 2017 - April 30, 2017	—	$—	—	$—
May 1, 2017 - May 31, 2017	—	$—	—	$—
June 1, 2017 - June 30, 2017	—	$—	—	$86,109
Total	—	$—	—	$86,109
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

10.1	First Amendment to Lease, effective as of May 25, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016;
(ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016;
(iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2017 and 2016;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2017 and 2016;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and
(vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	August 4, 2017	By:	/s/ Martin S. Hughes
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2017	By:	/s/ Christopher J. Abate
Christopher J. Abate
President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2017	By:	/s/ Collin L. Cochrane
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

10.1	First Amendment to Lease, effective as of May 25, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016;
(ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016;
(iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2017 and 2016;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2017 and 2016;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and
(vi) Notes to Consolidated Financial Statements.