Form 10-Q
period 2017-09-30
REDWOOD TRUST INC
filed 2017-11-07
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	77,114,790 shares outstanding as of November 3, 2017

REDWOOD TRUST, INC.
2017 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	September 30, 2017	December 31, 2016
ASSETS (1)
Residential loans, held-for-sale, at fair value	$925,681	$835,399
Residential loans, held-for-investment, at fair value	3,259,239	3,052,652
Real estate securities, at fair value	1,356,272	1,018,439
Mortgage servicing rights, at fair value	62,928	118,526
Cash and cash equivalents	257,611	212,844
Total earning assets	5,861,731	5,237,860
Restricted cash	26,258	8,623
Accrued interest receivable	21,256	18,454
Derivative assets	11,948	36,595
Other assets	209,506	181,945
Total Assets	$6,130,699	$5,483,477

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt (2)	$1,238,196	$791,539
Accrued interest payable	18,836	9,608
Derivative liabilities	65,238	66,329
Accrued expenses and other liabilities	81,062	72,428
Asset-backed securities issued, at fair value	944,288	773,462
Long-term debt, net	2,574,439	2,620,683
Total liabilities	4,922,059	4,334,049
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 77,122,687 and 76,834,663 issued and outstanding	771	768
Additional paid-in capital	1,681,968	1,676,486
Accumulated other comprehensive income	82,316	71,853
Cumulative earnings	1,259,408	1,149,935
Cumulative distributions to stockholders	(1,815,823)	(1,749,614)
Total equity	1,208,640	1,149,428
Total Liabilities and Equity	$6,130,699	$5,483,477
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2017 and December 31, 2016, assets of consolidated VIEs totaled $995,768 and $798,317, respectively. At September 30, 2017 and December 31, 2016, liabilities of consolidated VIEs totaled $945,873 and $773,980, respectively. See Note 4 for further discussion.

(2)
Includes $250 million of convertible notes, which were reclassified from Long-term debt, net to Short-term debt as the maturity of the notes was less than one year as of April 2017. See Note 11 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2017	2016	2017	2016
Interest Income
Residential loans	$38,541	$35,595	$109,538	$102,149
Commercial loans	—	6,453	345	28,834
Real estate securities	23,425	18,600	65,068	58,112
Other interest income	771	258	1,638	926
Total interest income	62,737	60,906	176,589	190,021
Interest Expense
Short-term debt	(10,182)	(5,405)	(23,985)	(17,439)
Asset-backed securities issued	(3,956)	(3,193)	(11,191)	(11,457)
Long-term debt	(13,305)	(12,999)	(37,532)	(39,095)
Total interest expense	(27,443)	(21,597)	(72,708)	(67,991)
Net Interest Income	35,294	39,309	103,881	122,030
Reversal of provision for loan losses	—	859	—	7,102
Net Interest Income after Provision	35,294	40,168	103,881	129,132
Non-interest Income
Mortgage banking activities, net	21,200	9,766	50,850	24,712
Mortgage servicing rights income, net	1,615	3,770	6,106	12,834
Investment fair value changes, net	324	11,918	9,990	(18,686)
Other income	1,197	1,643	3,367	4,157
Realized gains, net	1,734	6,615	8,809	26,037
Total non-interest income, net	26,070	33,712	79,122	49,054
Operating expenses	(19,922)	(20,355)	(56,789)	(70,962)
Net Income before Provision for Income Taxes	41,442	53,525	126,214	107,224
Provision for income taxes	(5,262)	(972)	(16,741)	(1,327)
Net Income	$36,180	$52,553	$109,473	$105,897

Basic earnings per common share	$0.46	$0.67	$1.39	$1.34
Diluted earnings per common share	$0.41	$0.58	$1.26	$1.23
Regular dividends declared per common share	$0.28	$0.28	$0.84	$0.84
Basic weighted average shares outstanding	76,850,830	76,680,183	76,803,324	76,827,026
Diluted weighted average shares outstanding	102,703,108	97,831,617	99,397,866	97,991,678

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2017	2016	2017	2016
Net Income	$36,180	$52,553	$109,473	$105,897
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities (1)	13,158	9,038	17,899	5,195
Reclassification of unrealized gain on available-for-sale securities to net income	(853)	(1,319)	(7,103)	(19,983)
Net unrealized gain (loss) on interest rate agreements	321	647	(375)	(22,545)
Reclassification of unrealized loss on interest rate agreements to net income	14	18	42	55
Total other comprehensive income (loss)	12,640	8,384	10,463	(37,278)
Total Comprehensive Income	$48,820	$60,937	$119,936	$68,619
——————

(1)
Amounts are presented net of tax benefit (provision) of zero and $(0.1) million for the three and nine months ended September 30, 2017, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2017

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2016	76,834,663	$768	$1,676,486	$71,853	$1,149,935	$(1,749,614)	$1,149,428
Net income	—	—	—	—	109,473	—	109,473
Other comprehensive income	—	—	—	10,463	—	—	10,463
Employee stock purchase and incentive plans	288,024	3	(2,315)	—	—	—	(2,312)
Non-cash equity award compensation	—	—	7,797	—	—	—	7,797
Common dividends declared	—	—	—	—	—	(66,209)	(66,209)
September 30, 2017	77,122,687	$771	$1,681,968	$82,316	$1,259,408	$(1,815,823)	$1,208,640

For the Nine Months Ended September 30, 2016

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2015	78,162,765	$782	$1,695,956	$91,993	$1,018,683	$(1,661,149)	$1,146,265
Net income	—	—	—	—	105,897	—	105,897
Other comprehensive loss	—	—	—	(37,278)	—	—	(37,278)
Employee stock purchase and incentive plans	437,441	4	(4,183)	—	—	—	(4,179)
Non-cash equity award compensation	—	—	10,595	—	—	—	10,595
Share repurchases	(1,917,873)	(19)	(24,745)	—	—	—	(24,764)
Common dividends declared	—	—	—	—	—	(66,406)	(66,406)
September 30, 2016	76,682,333	$767	$1,677,623	$54,715	$1,124,580	$(1,727,555)	$1,130,130

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income	$109,473	$105,897
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(14,246)	(20,251)
Depreciation and amortization of non-financial assets	909	849
Purchases of held-for-sale loans	(3,760,110)	(3,817,445)
Proceeds from sales of held-for-sale loans	3,079,877	2,930,641
Principal payments on held-for-sale loans	38,500	55,694
Net settlements of derivatives	(10,570)	(13,914)
Provision for loan losses	—	(7,102)
Non-cash equity award compensation expense	7,797	10,595
Market valuation adjustments	(50,352)	9,238
Realized gains, net	(8,809)	(26,037)
Net change in:
Accrued interest receivable and other assets	(19,868)	7,983
Accrued interest payable and accrued expenses and other liabilities	(1,677)	7,728
Net cash used in operating activities	(629,076)	(756,124)
Cash Flows From Investing Activities:
Purchases of loans held-for-investment	—	—
Proceeds from sales of loans held-for-investment	—	219,639
Principal payments on loans held-for-investment	370,595	574,037
Purchases of real estate securities	(396,721)	(212,364)
Proceeds from sales of real estate securities	142,931	482,716
Principal payments on real estate securities	55,544	60,978
Purchase of mortgage servicing rights	(574)	(15,286)
Proceeds from sales of mortgage servicing rights	51,279	35,717
Net change in restricted cash	(17,635)	3,523
Net cash provided by investing activities	205,419	1,148,960
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	3,126,949	3,156,642
Repayments on short-term debt	(2,968,050)	(3,894,240)
Proceeds from issuance of asset-backed securities	286,898	—
Repayments on asset-backed securities issued	(146,357)	(208,801)
Proceeds from issuance of long-term debt	245,000	771,287
Deferred long-term debt issuance costs	(7,380)	—
Repayments on long-term debt	—	(118,146)
Net settlements of derivatives	(115)	(119)
Net proceeds from issuance of common stock	224	220
Net payments on repurchase of common stock	—	(27,731)
Taxes paid on equity award distributions	(2,536)	(4,399)
Dividends paid	(66,209)	(66,406)
Net cash provided by (used in) financing activities	468,424	(391,693)
Net increase in cash and cash equivalents	44,767	1,143
Cash and cash equivalents at beginning of period	212,844	220,229
Cash and cash equivalents at end of period	$257,611	$221,372
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$67,339	$62,053
Taxes	1,476	826
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$67,083	$3,673
Retention of mortgage servicing rights from loan securitizations and sales	7,387	7,679
Transfers from loans held-for-sale to loans held-for-investment	643,876	877,744
Transfers from loans held-for-investment to loans held-for-sale	98,853	359,005
Transfers from residential loans to real estate owned	3,177	8,479

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at September 30, 2017 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2017 should not be construed as indicative of the results to be expected for the full year.
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 where we maintain an ongoing involvement ("Legacy Sequoia"), as well as an entity formed in connection with the securitization of Redwood Choice expanded-prime loans during the third quarter of 2017 ("Sequoia Choice"). Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
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
September 30, 2017
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
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our 2016 Annual Report on Form 10-K is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial condition and results of operations for the three and nine months ended September 30, 2017.
Recent Accounting Pronouncements
Newly Adopted Accounting Standards Updates ("ASUs")
In January 2017, the FASB issued ASU 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)." This new guidance requires that companies evaluate ASUs that have not been adopted to determine the appropriate financial statement disclosures about the potential material effects of those ASUs on the financial statements when adopted. This new guidance was effective immediately. We adopted this guidance, as required, in the first quarter of 2017, which did not have a material impact on our consolidated financial statements.
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
Other Recent Accounting Pronouncements
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This new guidance amends previous guidance to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this new guidance by the required date and we are currently evaluating the impact that this update will have on our consolidated financial statements.
In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception." This new guidance changes the classification analysis of certain equity-linked financial instruments (or embedded conversion options) with down round features. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. This new guidance retains a dual lease accounting model, which requires leases to be classified as either operating or capital leases for lessees, for purposes of income statement recognition. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. As discussed in Note 14, our only material leases are those related to our leased office space, for which future payments under these leases total $18 million at September 30, 2017. Upon adoption of this standard in the first quarter of 2019, we will record a right-of-use asset and lease liability equal to the present value of these future lease payments discounted at our incremental borrowing rate. Based on our initial evaluation of this new guidance, and taking into consideration our current in-place leases, we do not expect that its adoption will have a material impact on our consolidated financial statements. We will continue evaluating this new standard and caution that any changes in our business or additional leases we may enter into could change our initial assessment.
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
September 30, 2017
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of 2018 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption is permitted in the first quarter of 2017. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and in December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." These new ASUs provide more specific guidance on certain aspects of Topic 606. In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update). This new ASU allows certain public business entities to use the nonpublic business entity effective dates for adoption of the new revenue standard. Based on our initial evaluation of these new accounting standards, we do not expect that their adoption will have a material impact on our consolidated financial statements, as financial instruments are explicitly scoped out of the standards and nearly all of our income is generated from financial instruments. We will continue evaluating these new standards and caution that any changes in our business or additional amendments to these standards could change our initial assessment.
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at September 30, 2017 and December 31, 2016.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
September 30, 2017 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$3,942	$—	$3,942	$(3,644)	$(298)	$—
TBAs	2,875	—	2,875	(2,806)	—	69
Futures	135	—	135	—	—	135
Total Assets	$6,952	$—	$6,952	$(6,450)	$(298)	$204

Liabilities (2)
Interest rate agreements	$(57,994)	$—	$(57,994)	$3,644	$54,350	$—
TBAs	(3,946)	—	(3,946)	2,807	976	(163)
Futures	(423)	—	(423)	—	423	—
Loan warehouse debt	(438,243)	—	(438,243)	438,243	—	—
Security repurchase agreements	(549,811)	—	(549,811)	549,811	—	—
Total Liabilities	$(1,050,417)	$—	$(1,050,417)	$994,505	$55,749	$(163)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
September 30, 2017
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
Analysis of Consolidated VIEs
At September 30, 2017, we consolidated certain Legacy Sequoia securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. In addition, we consolidated the Sequoia Choice securitization entity beginning in the third quarter of 2017. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At September 30, 2017, the estimated fair value of our investments in the consolidated Legacy Sequoia entities and the Sequoia Choice entity was $19 million and $31 million, respectively. The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

September 30, 2017	Legacy Sequoia	Sequoia Choice	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$673,134	$317,303	$990,437
Restricted cash	147	—	147
Accrued interest receivable	898	1,266	2,164
REO	3,020	—	3,020
Total Assets	$677,199	$318,569	$995,768
Accrued interest payable	$540	$1,045	$1,585
Asset-backed securities issued	657,960	286,328	944,288
Total Liabilities	$658,500	$287,373	$945,873

Number of VIEs	20	1	21

December 31, 2016	Legacy Sequoia	Sequoia Choice	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$791,636	$—	$791,636
Restricted cash	148	—	148
Accrued interest receivable	1,000	—	1,000
REO	5,533	—	5,533
Total Assets	$798,317	$—	$798,317
Accrued interest payable	$518	$—	$518
Asset-backed securities issued	773,462	—	773,462
Total Liabilities	$773,980	$—	$773,980

Number of VIEs	20	—	20

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 4. Principles of Consolidation - (continued)

Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 35 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For the transferred loans where we held the servicing rights prior to the transfer and continue to hold the servicing rights, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining residential MSRs (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
The following table presents information related to securitization transactions that occurred during the three and nine months ended September 30, 2017 and 2016.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Principal balance of loans transferred	$839,264	$348,537	$2,223,387	$693,427
Trading securities retained, at fair value	24,617	—	55,607	—
AFS securities retained, at fair value	4,416	1,839	11,476	3,673
MSRs recognized	—	1,971	7,123	4,102
The following table summarizes the cash flows during the three and nine months ended September 30, 2017 and 2016 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Proceeds from new transfers	$839,642	$356,497	$2,213,151	$708,539
MSR fees received	3,631	3,473	10,804	10,397
Funding of compensating interest, net	(35)	(98)	(114)	(254)
Cash flows received on retained securities	6,882	6,384	19,843	24,314
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during the three and nine months ended September 30, 2017 and 2016.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
At Date of Securitization	MSRs	Senior IO Securities	Subordinate Securities	MSRs	Subordinate Securities
Prepayment rates	N/A	11%	10%	24%	15%
Discount rates	N/A	14%	5%	11%	7%
Credit loss assumptions	N/A	0.25%	0.25%	N/A	0.25%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 4. Principles of Consolidation - (continued)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
At Date of Securitization	MSRs	Senior IO Securities	Subordinate Securities	MSRs	Subordinate Securities
Prepayment rates	9%	10%	10%	20%	15%
Discount rates	11%	13%	5%	11%	7%
Credit loss assumptions	N/A	0.25%	0.25%	N/A	0.25%
The following table presents additional information at September 30, 2017 and December 31, 2016, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	September 30, 2017	December 31, 2016
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$94,491	$41,909
Subordinate securities, classified as AFS	228,764	234,025
Mortgage servicing rights	60,377	58,800
Maximum loss exposure (1)	$383,632	$334,734
Assets transferred:
Principal balance of loans outstanding	$8,329,635	$6,870,398
Principal balance of loans 30+ days delinquent	12,651	21,427

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at September 30, 2017 and December 31, 2016.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

September 30, 2017	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at September 30, 2017	$60,377	$34,276	$288,979
Expected life (in years) (2)	7	5	13
Prepayment speed assumption (annual CPR) (2)	9%	10%	11%
Decrease in fair value from:
10% adverse change	$1,694	$1,575	$667
25% adverse change	4,278	3,734	1,683
Discount rate assumption (2)	11%	9%	5%
Decrease in fair value from:
100 basis point increase	$2,311	$1,281	$25,377
200 basis point increase	4,453	2,472	47,107
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$4	$1,505
25% higher losses	N/A	9	3,764

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2016	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2016	$58,800	$26,618	$249,317
Expected life (in years) (2)	7	6	12
Prepayment speed assumption (annual CPR) (2)	11%	8%	12%
Decrease in fair value from:
10% adverse change	$2,226	$1,075	$997
25% adverse change	5,284	2,569	2,494
Discount rate assumption (2)	11%	8%	6%
Decrease in fair value from:
100 basis point increase	$2,088	$1,105	$19,574
200 basis point increase	4,032	2,128	36,574
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$19	$1,174
25% higher losses	N/A	49	2,933

(1)	Senior securities included $34 million and $27 million of interest only securities at September 30, 2017 and December 31, 2016, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at September 30, 2017, grouped by security type.
Table 4.7 – Third-Party Sponsored VIE Summary

(Dollars in Thousands)	September 30, 2017
Mortgage-Backed Securities
Senior	$181,723
Re-REMIC	39,033
Subordinate	812,260
Total Investments in Third-Party Sponsored VIEs	$1,033,016
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
September 30, 2017
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
September 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2017 and December 31, 2016.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$924,594	$924,594	$834,193	$834,193
At lower of cost or fair value	1,087	1,227	1,206	1,365
Residential loans, held-for-investment
At fair value	3,259,239	3,259,239	3,052,652	3,052,652
Trading securities	820,134	820,134	445,687	445,687
Available-for-sale securities	536,138	536,138	572,752	572,752
MSRs	62,928	62,928	118,526	118,526
Cash and cash equivalents	257,611	257,611	212,844	212,844
Restricted cash	26,258	26,258	8,623	8,623
Accrued interest receivable	21,256	21,256	18,454	18,454
Derivative assets	11,948	11,948	36,595	36,595
REO (1)	3,020	3,441	5,533	5,560
Margin receivable (1)	93,679	93,679	68,038	68,038
FHLBC stock (1)	43,393	43,393	43,393	43,393
Guarantee asset (1)	3,049	3,049	4,092	4,092
Commercial loans (1)	—	—	2,700	2,700
Pledged collateral (1)	42,933	42,933	42,875	42,875
Liabilities
Short-term debt facilities	$988,054	$988,054	$791,539	$791,539
Accrued interest payable	18,836	18,836	9,608	9,608
Margin payable	841	841	12,783	12,783
Guarantee obligation	20,101	19,682	21,668	22,181
Derivative liabilities	65,238	65,238	66,329	66,329
ABS issued at fair value, net	944,288	944,288	773,462	773,462
FHLBC long-term borrowings	1,999,999	1,999,999	1,999,999	1,999,999
Convertible notes, net	686,058	705,703	482,195	493,365
Trust preferred securities and subordinated notes, net	138,524	101,138	138,489	96,255

(1)	These assets are included in Other assets on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

During the three and nine months ended September 30, 2017, we elected the fair value option for $16 million and $32 million of residential senior securities, $167 million and $412 million of subordinate securities, $1.43 billion and $3.72 billion of residential loans (principal balance), and $0.3 million and $8 million of MSRs, respectively. We anticipate electing the fair value option for all future purchases of residential loans that we may sell to third parties or transfer to securitizations, for MSRs purchased or retained from sales of residential loans, and for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at September 30, 2017 and December 31, 2016, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2017	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$4,183,833	$—	$—	$4,183,833
Trading securities	820,134	—	—	820,134
Available-for-sale securities	536,138	—	—	536,138
Derivative assets	11,948	3,010	3,942	4,996
MSRs	62,928	—	—	62,928
Pledged collateral	42,933	42,933	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	3,049	—	—	3,049

Liabilities
Derivative liabilities	$65,238	$4,369	$57,994	$2,875
ABS issued	944,288	—	—	944,288

December 31, 2016	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$3,886,845	$—	$—	$3,886,845
Trading securities	445,687	—	—	445,687
Available-for-sale securities	572,752	—	—	572,752
Derivative assets	36,595	8,300	24,980	3,315
MSRs	118,526	—	—	118,526
Pledged collateral	42,875	42,875	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	4,092	—	—	4,092

Liabilities
Derivative liabilities	$66,329	$5,609	$56,919	$3,801
ABS issued	773,462	—	—	773,462

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2017.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets						Liabilities
	Residential Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives(1)	ABS Issued
(In Thousands)
Beginning balance - December 31, 2016	$3,886,845	$445,687	$572,752	$118,526	$4,092	$(486)	$773,462
Acquisitions	3,791,471	444,073	31,654	7,957	—	—	286,898
Sales	(3,147,707)	(87,092)	(60,801)	(52,966)	—	—	—
Principal paydowns	(405,888)	(13,219)	(42,325)	—	—	—	(146,358)
Gains (losses) in net income, net	62,290	30,685	24,011	(10,589)	(1,043)	33,686	30,286
Unrealized losses in OCI, net	—	—	10,847	—	—	—	—
Other settlements, net (2)	(3,178)	—	—	—	—	(31,079)	—
Ending Balance - September 30, 2017	$4,183,833	$820,134	$536,138	$62,928	$3,049	$2,121	$944,288

(1)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, are presented on a net basis.

(2)	Other settlements, net for derivatives represents the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at September 30, 2017 and 2016. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and nine months ended September 30, 2017 and 2016 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2017 and 2016 Included in Net Income

	Included in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Assets
Residential loans at Redwood	$14,359	$3,818	$24,227	$32,202
Residential loans at consolidated Sequoia entities	3,497	9,200	22,949	(18,864)
Trading securities	(36)	8,646	24,452	978
Available-for-sale securities	(3)	—	(248)	(305)
MSRs	317	6,549	(1,005)	(36,738)
Loan purchase commitments	2,117	5,381	2,121	5,896
Other assets - Guarantee asset	(239)	307	(1,043)	(2,070)

Liabilities
ABS issued	$(7,771)	$10,522	$(30,286)	$(14,419)
The following table presents information on assets recorded at fair value on a non-recurring basis at September 30, 2017. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheet at September 30, 2017.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at September 30, 2017

					Gain (Loss) for
September 30, 2017	Carrying Value	Fair Value Measurements Using			Three Months Ended	Nine Months Ended
(In Thousands)		Level 1	Level 2	Level 3	September 30, 2017	September 30, 2017
Assets
Residential loans, at lower of cost or fair value	$866	$—	$—	$866	$18	$21
REO	1,725	—	—	1,725	—	(81)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and nine months ended September 30, 2017 and 2016.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$14,859	$650	$29,175	$11,948
Residential loan purchase commitments	13,276	12,021	33,947	35,508
Commercial loans, at fair value	—	—	—	433
Sequoia securities	—	—	—	1,455
Risk management derivatives, net	(7,077)	(3,287)	(13,787)	(25,281)
Total mortgage banking activities, net (1)	$21,058	$9,384	$49,335	$24,063
Investment Fair Value Changes, Net
Residential loans held-for-investment, at Redwood	$2,881	$(655)	$8,902	$22,161
Trading securities	607	8,898	30,676	3,728
Valuation adjustments on commercial loans held-for-sale	—	(307)	300	(307)
Net investments in Legacy Sequoia entities (2)	(1,045)	(255)	(3,842)	(2,086)
Net investment in Sequoia Choice entity (2)	(256)	—	(256)	—
Risk sharing investments	(267)	15	(985)	(689)
Risk management derivatives, net	(1,592)	4,222	(24,557)	(41,188)
Impairments on AFS securities	(4)	—	(248)	(305)
Total investment fair value changes, net	$324	$11,918	$9,990	$(18,686)
MSR Income (Loss), Net
MSRs	$(1,351)	$1,380	$(10,842)	$(70,489)
Risk management derivatives, net	(422)	(6,336)	1,869	55,874
Total MSR loss, net (3)	$(1,773)	$(4,956)	$(8,973)	$(14,615)
Total Market Valuation Gains (Losses), Net	$19,609	$16,346	$50,352	$(9,238)

(1)
Mortgage banking activities, net presented above does not include fee income or provisions for repurchases that are components of Mortgage banking activities, net presented on our consolidated statements of income, as these amounts do not represent market valuation changes.

(2)
Includes changes in fair value of the residential loans held-for-sale, REO and the ABS issued at the entities, which netted together represent the change in value of our retained investments at the consolidated VIEs.

(3)
MSR income (loss), net presented above does not include net fee income or provisions for repurchases that are components of MSR income, net on our consolidated statements of income, as these amounts do not represent market valuation adjustments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

At September 30, 2017, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2016. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

September 30, 2017	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$2,450,845	Whole loan spread to TBA price	$2.13	-	$3.15		$3.13
		Whole loan spread to swap rate	180	-	270	bps	265	bps

Jumbo hybrid loans	168,138	Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate	100	-	190	bps	163	bps

Jumbo loans committed to sell	574,413	Whole loan committed sales price	$102.42	-	$103.08		$102.89

Loans held by Legacy Sequoia (1)	673,134	Liability price			N/A		N/A

Loans held by Sequoia Choice (1)	317,303	Liability price			N/A		N/A

Residential loans, at lower of cost or fair value	866	Loss severity	13	-	30%		18%

Trading and AFS securities	1,356,272	Discount rate	2	-	25%		5%
		Prepayment rate (annual CPR)	—	-	50%		10%
		Default rate	—	-	32%		3%
		Loss severity	—	-	40%		22%

MSRs	62,928	Discount rate	10	-	35%		11%
		Prepayment rate (annual CPR)	5	-	31%		9%
		Per loan annual cost to service	$82	-	$84		$82

Guarantee asset	3,049	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	14	-	14%		14%

REO	1,725	Loss severity	4	-	39%		18%

Loan purchase commitments, net (2)	2,121	MSR multiple	1.9	-	5.1	x	3.8	x
		Pull-through rate	13	-	100%		72%
		Whole loan spread to TBA price	$2.13	-	$3.10		$3.07
		Whole loan spread to swap rate - fixed rate	180	-	270	bps	268	bps
		Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate - hybrid	100	-	190	bps	133	bps

Liabilities
ABS issued: (1)	944,288	Discount rate	3	-	15%		4%
		Prepayment rate (annual CPR)	11	-	20%		18%
		Default rate	—	-	12%		5%
		Loss severity	20	-	32%		26%

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
September 30, 2017
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
Residential loans at Redwood
Estimated fair values for residential loans are determined using models that incorporate various observable inputs, including pricing information from whole loan sales and securitizations. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed to be announced ("TBA") prices and indexed swap rates for fixed-rate loans and indexed swap rates for hybrid loans (Level 3). Pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices for senior residential mortgage-backed securities ("RMBS") and indexed swap rates for subordinate RMBS, and credit support levels (Level 3). Other unobservable inputs also include assumed future prepayment rates. Observable inputs include benchmark interest rates, swap rates, and TBA prices. At September 30, 2017, our jumbo fixed-rate loans that were not committed to sell were priced using whole loan sale inputs. These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions.
Residential loans at Consolidated Sequoia entities
We have elected to account for the consolidated Sequoia securitization entities as collateralized financing entities ("CFEs") in accordance with GAAP. A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allow companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we use the fair value of the ABS issued by the Sequoia CFEs (which we determined to be more observable) to determine the fair value of the loans held at these entities, whereby the net assets we consolidate in our financial statements related to these entities represent the estimated fair value of our retained interests in the Sequoia CFEs.
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
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at September 30, 2017, we received dealer price indications on 73% of our securities, representing 81% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
September 30, 2017
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Restricted cash
Restricted cash primarily includes interest-earning cash balances related to risk sharing transactions with the Agencies, cash held in association with borrowings from the FHLBC, and cash held at consolidated Sequoia entities for the purpose of distribution to investors and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values (Level 1).
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
Short-term debt
Short-term debt includes our credit facilities that mature within one year. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 2). Additionally, at September 30, 2017, short-term debt included unsecured convertible senior notes with a maturity of less than one year. The fair value of the convertible notes is determined using quoted prices in generally active markets (Level 2).
ABS issued
ABS issued includes asset-backed securities issued through the Legacy Sequoia and Sequoia Choice securitization entities. These instruments are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators factored into the analysis include bid/ask spreads, the amount and timing of collateral credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). A decrease in credit losses or discount rate, or an increase in prepayment rates, would generally cause the fair value of the ABS issued to decrease (become a larger liability).
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
September 30, 2017
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
Note 6. Residential Loans
We acquire jumbo residential loans from third-party originators. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at September 30, 2017 and December 31, 2016.
Table 6.1 – Classifications and Carrying Values of Residential Loans

September 30, 2017		Legacy	Sequoia
(In Thousands)	Redwood	Sequoia	Choice	Total
Held-for-sale
At fair value	$924,594	$—	$—	$924,594
At lower of cost or fair value	1,087	—	—	1,087
Total held-for-sale	925,681	—	—	925,681
Held-for-investment at fair value	2,268,802	673,134	317,303	3,259,239
Total Residential Loans	$3,194,483	$673,134	$317,303	$4,184,920

December 31, 2016		Legacy	Sequoia
(In Thousands)	Redwood	Sequoia	Choice	Total
Held-for-sale
At fair value	$834,193	$—	$—	$834,193
At lower of cost or fair value	1,206	—	—	1,206
Total held-for-sale	835,399	—	—	835,399
Held-for-investment at fair value	2,261,016	791,636	—	3,052,652
Total Residential Loans	$3,096,415	$791,636	$—	$3,888,051
At September 30, 2017, we owned mortgage servicing rights associated with $2.41 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
At September 30, 2017, we owned 1,233 loans held-for-sale at fair value with an aggregate unpaid principal balance of $0.90 billion and a fair value of $0.92 billion, compared to 1,114 loans with an aggregate unpaid principal balance of $0.83 billion and a fair value of $0.83 billion at December 31, 2016. At September 30, 2017 and December 31, 2016, none of these loans were greater than 90 days delinquent or in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 6. Residential Loans - (continued)

During the three and nine months ended September 30, 2017, we purchased $1.43 billion and $3.72 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $1.05 billion and $3.08 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $15 million and $29 million, respectively, through Mortgage banking activities, net on our consolidated statements of income. At September 30, 2017, loans held-for-sale with a market value of $493 million were pledged as collateral under short-term borrowing agreements.
During the three and nine months ended September 30, 2016, we purchased $1.22 billion and $3.73 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $0.76 billion and $2.80 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $1 million and $12 million, respectively, through Mortgage banking activities, net on our consolidated statements of income.
At Lower of Cost or Fair Value
At September 30, 2017 and December 31, 2016, we held six and seven residential loans, respectively, at the lower of cost or fair value with $1 million and $2 million in outstanding principal balance, respectively, and a carrying value of $1 million for both periods. At both September 30, 2017 and December 31, 2016, one of these loans with an unpaid principal balance of $0.3 million was greater than 90 days delinquent and none of these loans were in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At September 30, 2017, we owned 3,081 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.23 billion and a fair value of $2.27 billion, compared to 3,068 loans with an aggregate unpaid principal balance of $2.23 billion and a fair value of $2.26 billion at December 31, 2016. At September 30, 2017, none of these loans were greater than 90 days delinquent or in foreclosure. At December 31, 2016, one of these loans with an unpaid principal balance of $0.2 million was greater than 90 days delinquent and none of these loans were in foreclosure.
During the three and nine months ended September 30, 2017, we transferred loans with a fair value of $78 million and $326 million, respectively, from held-for-sale to held-for-investment. During both the three and nine months ended September 30, 2017, we transferred loans with a fair value of $98 million from held-for-investment to held-for-sale. During the three and nine months ended September 30, 2017, we recorded net market valuation gains of $3 million and $9 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At September 30, 2017, loans with a fair value of $2.26 billion were pledged as collateral under a borrowing agreement with the FHLBC.
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
At September 30, 2017, the outstanding loans held-for-investment at Redwood were prime-quality, first lien loans, of which 95% were originated between 2013 and 2017, and 5% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 772 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 65% (at origination). At September 30, 2017, these loans were comprised of 94% fixed-rate loans with a weighted average coupon of 4.08%, and the remainder were hybrid or ARM loans with a weighted average coupon of 4.00%.
At Consolidated Legacy Sequoia Entities
At September 30, 2017, we owned 3,308 held-for-investment loans at consolidated Legacy Sequoia entities, with an aggregate unpaid balance of $738 million and a fair value of $673 million, as compared to 3,735 loans at December 31, 2016, with an aggregate unpaid principal balance of $887 million and a fair value of $792 million. At origination, the weighted average FICO score of borrowers backing these loans was 728, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 6. Residential Loans - (continued)

At September 30, 2017 and December 31, 2016, the unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $14 million and $19 million, respectively, and the unpaid principal balance of loans in foreclosure was $12 million and $11 million, respectively. During the three and nine months ended September 30, 2017, we recorded net market valuation gains of $4 million and $24 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. During the three and nine months ended September 30, 2016, we recorded a net market valuation gain of $9 million and a net market valuation loss of $19 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans is based on the estimated fair value of the associated ABS issued. The net impact to our income statement associated with our retained economic investment in the Legacy Sequoia securitization entities is presented in Note 5.
At Consolidated Sequoia Choice Entity
At September 30, 2017, we owned 409 held-for-investment loans at the consolidated Sequoia Choice entity, with an aggregate unpaid balance of $308 million and a fair value of $317 million. There were no loans held at the Sequoia Choice entity at December 31, 2016. At origination, the weighted average FICO score of borrowers backing these loans was 744, the weighted average LTV ratio of these loans was 75%, and the loans were all first lien and prime-quality. At September 30, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
During both the three and nine months ended September 30, 2017, we transferred loans with a fair value of $318 million from held-for-sale to held-for-investment, associated with this transaction. During both the three and nine months ended September 30, 2017, we recorded a net market valuation loss of $1 million on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans is based on the estimated fair value of the ABS issued associated with this transaction. The net impact to our income statement associated with our retained economic investment in the Sequoia Choice securitization entity is presented in Note 5.
Note 7. Real Estate Securities
We invest in real estate securities. The following table presents the fair values of our real estate securities by type at September 30, 2017 and December 31, 2016.
Table 7.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	September 30, 2017	December 31, 2016
Trading	$820,134	$445,687
Available-for-sale	536,138	572,752
Total Real Estate Securities	$1,356,272	$1,018,439
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)
Note 7. Real Estate Securities - (continued)

Trading Securities
The following table presents the fair value of trading securities by position and collateral type at September 30, 2017 and December 31, 2016.
Table 7.2 – Trading Securities by Position and Collateral Type

(In Thousands)	September 30, 2017	December 31, 2016
Senior Securities	$62,767	$37,067
Subordinate Securities
Mezzanine	458,299	256,226
Subordinate	299,068	152,394
Total Subordinate Securities	757,367	408,620
Total Trading Securities	$820,134	$445,687
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and commercial/multifamily securities. At September 30, 2017, trading securities with a carrying value of $435 million were pledged as collateral under short-term borrowing agreements. See Note 11 for additional information on short-term debt.
At September 30, 2017 and December 31, 2016, our senior trading securities were comprised of interest-only securities, for which there is no principal balance, and our subordinate trading securities had an unpaid principal balance of $767 million and $434 million, respectively.
At September 30, 2017 and December 31, 2016, subordinate trading securities included $287 million and $152 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $60 million and $15 million, respectively, of Sequoia securities, $167 million and $149 million, respectively, of other third-party residential securities, and $243 million and $92 million, respectively, of third-party commercial/multifamily securities.
During the three and nine months ended September 30, 2017, we acquired $171 million and $432 million (principal balance), respectively, of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $25 million and $85 million, respectively, of such securities. During the three and nine months ended September 30, 2016, we acquired $65 million and $198 million (principal balance), respectively, of senior and subordinate securities for which we elected the fair value option and classified as trading, and sold $2 million and $238 million, respectively, of such securities.
During the three and nine months ended September 30, 2017, we recorded net market valuation gains of $1 million and $31 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income. During the three and nine months ended September 30, 2016, we recorded net market valuation gains of $9 million and $5 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)
Note 7. Real Estate Securities - (continued)

AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at September 30, 2017 and December 31, 2016.
Table 7.3 – Available-for-Sale Securities by Position and Collateral Type

(In Thousands)	September 30, 2017	December 31, 2016
Senior Securities	$153,232	$136,546
Re-REMIC Securities	39,033	85,479
Subordinate Securities
Mezzanine	119,687	163,715
Subordinate	224,186	187,012
Total Subordinate Securities	343,873	350,727
Total AFS Securities	$536,138	$572,752
At September 30, 2017 and December 31, 2016, all of our available-for-sale securities were comprised of residential mortgage-backed securities. At September 30, 2017, AFS securities with a carrying value of $229 million were pledged as collateral under short-term borrowing agreements. See Note 11 for additional information on short-term debt.
During the three and nine months ended September 30, 2017, we purchased $4 million and $32 million of AFS securities, respectively, and sold $23 million and $61 million of AFS securities, respectively, which resulted in net realized gains of $2 million and $9 million, respectively. During the three and nine months ended September 30, 2016, we purchased $11 million and $29 million of AFS securities, respectively, and sold $26 million and $241 million of AFS securities, respectively, which resulted in net realized gains of $2 million and $20 million, respectively. In addition, during the nine months ended September 30, 2017, we exchanged our interests in three Re-REMICs, which together had a fair value of $47 million, for the senior securities underlying the Re-REMICs, and reclassified our interests from Re-REMIC to Senior.
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
At September 30, 2017, there were $0.1 million of AFS securities with contractual maturities less than five years, $0.4 million with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)
Note 7. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at September 30, 2017 and December 31, 2016.
Table 7.4 – Carrying Value of AFS Securities

September 30, 2017
(In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$156,936	$44,896	$442,219	$644,051
Credit reserve	(3,024)	(5,810)	(38,041)	(46,875)
Unamortized discount, net	(36,575)	(10,412)	(142,405)	(189,392)
Amortized cost	117,337	28,674	261,773	407,784
Gross unrealized gains	37,155	10,359	83,185	130,699
Gross unrealized losses	(1,260)	—	(1,085)	(2,345)
Carrying Value	$153,232	$39,033	$343,873	$536,138

December 31, 2016
(In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$148,862	$95,608	$456,359	$700,829
Credit reserve	(4,814)	(6,857)	(35,802)	(47,473)
Unamortized discount, net	(41,877)	(19,613)	(136,622)	(198,112)
Amortized cost	102,171	69,138	283,935	455,244
Gross unrealized gains	36,304	16,341	68,032	120,677
Gross unrealized losses	(1,929)	—	(1,240)	(3,169)
Carrying Value	$136,546	$85,479	$350,727	$572,752
The following table presents the changes for the three and nine months ended September 30, 2017, in unamortized discount and designated credit reserves on residential AFS securities.
Table 7.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$47,588	$192,063	$47,473	$198,112
Amortization of net discount	—	(4,631)	—	(14,697)
Realized credit losses	(795)	—	(3,232)	—
Acquisitions	1,665	2,732	8,256	11,375
Sales, calls, other	(144)	(2,214)	(3,405)	(7,863)
Impairments	3	—	248	—
Transfers to (release of) credit reserves, net	(1,442)	1,442	(2,465)	2,465
Ending Balance	$46,875	$189,392	$46,875	$189,392

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)
Note 7. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at September 30, 2017 and December 31, 2016.
Table 7.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
September 30, 2017	$10,164	$(694)	$9,470	$31,001	$(1,651)	$29,350
December 31, 2016	15,772	(330)	15,442	60,035	(2,839)	57,196
At September 30, 2017, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 173 AFS securities, of which 14 were in an unrealized loss position and six were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2016, our consolidated balance sheet included 186 AFS securities, of which 19 were in an unrealized loss position and 10 were in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $2 million at September 30, 2017. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At September 30, 2017, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
For the nine months ended September 30, 2017, other-than-temporary impairments related to our AFS securities were $0.6 million, of which $0.2 million were recognized through our consolidated statements of income and $0.4 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at September 30, 2017.
Table 7.7 – Significant Valuation Assumptions

September 30, 2017	Range for Securities
Prepayment rates	8%	-	15%
Projected losses	0.25%	-	8%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)
Note 7. Real Estate Securities - (continued)

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at September 30, 2017 and 2016, for which a portion of an OTTI was recognized in other comprehensive income.
Table 7.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Balance at beginning of period	$25,802	$28,198	$28,261	$28,277
Additions
Initial credit impairments	—	—	178	291
Subsequent credit impairments	—	—	47	—
Reductions
Securities sold, or expected to sell	—	—	(2,282)	(261)
Securities with no outstanding principal at period end	(42)	—	(444)	(109)
Balance at End of Period	$25,760	$28,198	$25,760	$28,198
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and nine months ended September 30, 2017 and 2016.
Table 7.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Gross realized gains - sales	$1,734	$1,990	$9,381	$22,395
Gross realized gains - calls	—	—	677	1,210
Gross realized losses - sales	—	—	—	(2,293)
Gross realized losses - calls	—	—	(497)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$1,734	$1,990	$9,561	$21,312

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 8. Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the fair value of MSRs and the aggregate principal amounts of associated loans as of September 30, 2017 and December 31, 2016.
Table 8.1 – Fair Value of MSRs and Aggregate Principal Amounts of Associated Loans

	September 30, 2017		December 31, 2016
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Mortgage Servicing Rights
Conforming Loans	$1,125	$107,298	$58,523	$4,989,720
Jumbo Loans	61,803	5,639,708	60,003	5,467,169
Total Mortgage Servicing Rights	$62,928	$5,747,006	$118,526	$10,456,889
The following table presents activity for MSRs for the three and nine months ended September 30, 2017 and 2016.
Table 8.2 – Activity for MSRs

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Balance at beginning of period	$63,770	$110,046	$118,526	$191,976
Additions	256	3,443	7,957	22,941
Sales	—	(8,860)	(52,966)	(38,419)
Changes in fair value due to:
Changes in assumptions (1)	563	7,085	(3,450)	(52,723)
Other changes (2)	(1,661)	(5,705)	(7,139)	(17,766)
Balance at End of Period	$62,928	$106,009	$62,928	$106,009

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to receipt of expected cash flows.
During the three months ended September 30, 2017, we did not sell any MSRs. During the nine months ended September 30, 2017, we sold conforming MSRs with a fair value of $53 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 8. Mortgage Servicing Rights - (continued)

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we acquire and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. We hold our MSR investments at our taxable REIT subsidiary. The following table details the retention and purchase of MSRs during the three and nine months ended September 30, 2017.
Table 8.3 – MSR Additions

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Jumbo MSR additions:
From securitization	$—	$—	$7,123	$654,605
From loan sales	—	—	263	31,658
Total jumbo MSR additions	—	—	7,386	686,263
Conforming MSR additions:
From purchases	256	41,263	571	95,595
Total MSR Additions	$256	$41,263	$7,957	$781,858
The following table presents the components of our MSR income for the three and nine months ended September 30, 2017 and 2016.
Table 8.4 – Components of MSR Income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Servicing income	$3,872	$9,943	$17,290	$32,199
Cost of sub-servicer	(476)	(1,217)	(2,515)	(4,958)
Net servicing fee income	3,396	8,726	14,775	27,241
Market valuation changes of MSRs	(1,351)	1,380	(10,842)	(70,489)
Market valuation changes of associated derivatives	(422)	(6,336)	1,869	55,874
MSR provision for repurchases	(8)	—	304	208
MSR Income, Net	$1,615	$3,770	$6,106	$12,834

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 9. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at September 30, 2017 and December 31, 2016.
Table 9.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	September 30, 2017		December 31, 2016
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$3,645	$509,000	$19,859	$1,009,000
TBAs	2,875	985,000	8,300	850,000
Futures	135	7,500	—	—
Swaptions	297	300,000	5,121	345,000
Assets - Other Derivatives
Loan purchase commitments	4,996	802,550	3,315	352,981
Total Assets	$11,948	$2,604,050	$36,595	$2,556,981

Liabilities - Cash Flow Hedges
Interest rate swaps	$(45,093)	$139,500	$(44,822)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(12,901)	1,838,500	(12,097)	1,101,500
TBAs	(3,946)	950,000	(4,681)	510,000
Futures	(423)	29,000	(928)	87,500
Liabilities - Other Derivatives
Loan purchase commitments	(2,875)	683,709	(3,801)	584,862
Total Liabilities	$(65,238)	$3,640,709	$(66,329)	$2,423,362
Total Derivative Financial Instruments, Net	$(53,290)	$6,244,759	$(29,734)	$4,980,343
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At September 30, 2017, we were party to swaps and swaptions with an aggregate notional amount of $2.65 billion, TBA agreements sold with an aggregate notional amount of $1.94 billion, and financial futures contracts with an aggregate notional amount of $37 million. At December 31, 2016, we were party to swaps and swaptions with an aggregate notional amount of $2.46 billion, TBA agreements sold with an aggregate notional amount of $1.36 billion, and financial futures contracts with an aggregate notional amount of $88 million.
During the three and nine months ended September 30, 2017, risk management derivatives had net market valuation losses of $9 million and $36 million, respectively. During the three and nine months ended September 30, 2016, risk management derivatives had net market valuation losses of $5 million and $11 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and MSR income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 9. Derivative Financial Instruments - (continued)

Loan Purchase Commitments
LPCs that qualify as derivatives are recorded at their estimated fair values. Net market valuation gains on LPCs were $13 million and $34 million for the three and nine months ended September 30, 2017, respectively, and were $12 million and $36 million for the three and nine months ended September 30, 2016, respectively. The market valuation gains and losses were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the three and nine months ended September 30, 2017, changes in the values of designated cash flow hedges were positive $0.3 million and negative $0.4 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For the three and nine months ended September 30, 2016, changes in the values of designated cash flow hedges were positive $1 million and negative $23 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $44 million at both September 30, 2017 and December 31, 2016.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and nine months ended September 30, 2017 and 2016.
Table 9.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Net interest expense on cash flows hedges	$(1,119)	$(1,314)	$(3,516)	$(4,049)
Realized net losses reclassified from other comprehensive income	(14)	(18)	(42)	(55)
Total Interest Expense	$(1,133)	$(1,332)	$(3,558)	$(4,104)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At September 30, 2017, we assessed this risk as remote and did not record a specific valuation adjustment.
At September 30, 2017, we had outstanding derivative agreements with three counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 10. Other Assets and Liabilities
Other assets at September 30, 2017 and December 31, 2016, are summarized in the following table.
Table 10.1 – Components of Other Assets

(In Thousands)	September 30, 2017	December 31, 2016
Margin receivable	$93,679	$68,038
FHLBC stock	43,393	43,393
Pledged collateral	42,933	42,875
MSR holdback receivable	9,754	1,862
Investment receivable	6,095	1,068
Guarantee asset	3,049	4,092
REO	3,020	5,533
Fixed assets and leasehold improvements (1)	2,852	2,750
Other	4,731	12,334
Total Other Assets	$209,506	$181,945

(1)	Fixed assets and leasehold improvements had a basis of $6 million and accumulated depreciation of $3 million at September 30, 2017.
Accrued expenses and other liabilities at September 30, 2017 and December 31, 2016 are summarized in the following table.
Table 10.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	September 30, 2017	December 31, 2016
Guarantee obligations	$20,101	$21,668
Accrued compensation	18,978	18,830
Accrued taxes payable	15,835	525
Unsettled trades	12,005	24
Residential loan and MSR repurchase reserve	4,755	5,432
Legal reserve	2,000	2,000
Current accounts payable	1,920	1,151
Accrued operating expenses	1,097	4,493
Deferred tax liability	898	898
Margin payable	841	12,783
Other	2,632	4,624
Total Other Liabilities	$81,062	$72,428
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
September 30, 2017
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
REO
The carrying value of REO at September 30, 2017 was $3 million, which includes the net effect of $3 million related to transfers into REO during the nine months ended September 30, 2017, offset by $9 million of REO liquidations, and $3 million of unrealized gains resulting from market valuation adjustments. At September 30, 2017 and December 31, 2016, there were 12 and 23 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Legacy Sequoia entities.
Accrued Taxes Payable
Accrued taxes payable at September 30, 2017 represents the interim period current and deferred tax provisions, less any estimated tax payments made during the interim period. Annually, we record separate current and deferred tax provisions and at December 31, 2016, the accrued taxes payable represents income taxes currently payable to federal and state tax authorities.
Legal and Repurchase Reserves
See Note 14 for additional information on the legal and residential repurchase reserves.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 11. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At September 30, 2017, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. For additional information about these financial covenants and our short-term debt, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at September 30, 2017 and December 31, 2016.
Table 11.1 – Short-Term Debt

	September 30, 2017
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	4	$438,243	$1,325,000	2.80%	12/2017-8/2018	150
Real estate securities repo	8	549,811	—	2.46%	10/2017-12/2017	28
Total Short-Term Debt Facilities	12	988,054
Convertible notes, net	N/A	250,142	—	4.63%	4/2018	197
Total Short-Term Debt		$1,238,196

	December 31, 2016
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	4	$485,544	$1,325,000	2.40%	1/2017-12/2017	206
Real estate securities repo	7	305,995	—	1.91%	1/2017-3/2017	24
Total Short-Term Debt	11	$791,539
Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At September 30, 2017, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
During the three months ended June 30, 2017, $288 million principal amount of 4.625% convertible senior notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the three months ended June 30, 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At September 30, 2017, the accrued interest payable balance on this debt was $5 million. See Note 13 for additional information on our convertible notes.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)
Note 11. Short-Term Debt - (continued)

The fair value of held-for-sale residential loans and real estate securities pledged as collateral under our short-term debt facilities was $493 million and $663 million, respectively, at September 30, 2017 and $534 million and $363 million, respectively, at December 31, 2016. For the three and nine months ended September 30, 2017, the average balances of our short-term debt facilities were $1.07 billion and $0.97 billion, respectively. At September 30, 2017 and December 31, 2016, accrued interest payable on our short-term debt facilities was $5 million and $3 million, respectively.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $6 million at September 30, 2017. At both September 30, 2017 and December 31, 2016, we had no outstanding borrowings on this facility.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt as well as our convertible notes at September 30, 2017.
Table 11.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	September 30, 2017
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$120,219	$318,024	$438,243
Real estate securities	422,300	127,511	—	549,811
Total Secured Short-Term Debt	422,300	247,730	318,024	988,054
Convertible notes, net	—	—	250,142	250,142
Total Short-Term Debt	$422,300	$247,730	$568,166	$1,238,196
Note 12. Asset-Backed Securities Issued
Through our Sequoia securitization program, we sponsor securitization transactions in which ABS backed by residential mortgage loans are issued by Sequoia entities. We consolidated the Legacy Sequoia securitization entities, and beginning in September 2017, the Sequoia Choice securitization entity, that we determined were VIEs and for which we determined we were the primary beneficiary. Each consolidated securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
The ABS issued by these entities consist of various classes of securities that pay interest on a monthly or quarterly basis. All ABS issued by the Sequoia Choice entity pay fixed rates of interest and substantially all ABS issued by the Legacy Sequoia entities pay variable rates of interest, which are indexed to one-, three-, or six-month LIBOR. Some ABS issued by the Legacy Sequoia entities pay hybrid rates, which are fixed rates that subsequently adjust to variable rates. ABS issued also includes some interest-only classes with coupons set at a fixed spread to a benchmark rate, or set at a spread to the interest rates earned on the assets less the interest rates paid on the liabilities of a securitization entity.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)
Note 12. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by Sequoia securitization entities we sponsored at September 30, 2017 and December 31, 2016, along with other selected information, are summarized in the following table.

Table 12.1 – Asset-Backed Securities Issued

September 30, 2017	Legacy Sequoia	Sequoia Choice	Total
(Dollars in Thousands)
Certificates with principal balance	$730,312	$276,873	$1,007,185
Interest-only certificates	2,829	4,153	6,982
Market valuation adjustments	(75,181)	5,302	(69,879)
ABS Issued, Net	$657,960	$286,328	$944,288
Range of weighted average interest rates, by series	1.20% to 2.56%	4.53%
Stated maturities	2024 - 2036	2047
Number of series	20	1

December 31, 2016	Legacy Sequoia	Sequoia Choice	Total
(Dollars in Thousands)
Certificates with principal balance	$880,517	$—	$880,517
Interest-only certificates	3,774	—	3,774
Market valuation adjustments	(110,829)	—	(110,829)
ABS Issued, Net	$773,462	$—	$773,462
Range of weighted average interest rates, by series	0.74% to 2.23%	—%
Stated maturities	2024 - 2036	N/A
Number of series	20	—
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At September 30, 2017, all of the ABS issued and outstanding had contractual maturities beyond five years.
At both September 30, 2017 and December 31, 2016, accrued interest payable on ABS issued by the Legacy Sequoia entities was $1 million. At September 30, 2017, accrued interest payable on ABS issued by the Sequoia Choice entity was $1 million. Interest due on consolidated ABS issued is payable monthly.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)
Note 12. Asset-Backed Securities Issued - (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at September 30, 2017 and December 31, 2016.
Table 12.2 – Collateral for Asset-Backed Securities Issued

September 30, 2017	Legacy Sequoia	Sequoia Choice	Total
(In Thousands)
Residential loans	$673,134	$317,303	$990,437
Restricted cash	147	—	147
Accrued interest receivable	898	1,266	2,164
REO	3,020	—	3,020
Total Collateral for ABS Issued	$677,199	$318,569	$995,768

December 31, 2016	Legacy Sequoia	Sequoia Choice	Total
(In Thousands)
Residential loans	$791,636	$—	$791,636
Restricted cash	148	—	148
Accrued interest receivable	1,000	—	1,000
REO	5,533	—	5,533
Total Collateral for ABS Issued	$798,317	$—	$798,317
Note 13. Long-Term Debt

FHLBC Borrowings

In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At September 30, 2017, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the three and nine months ended September 30, 2017, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At September 30, 2017, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.3% and a weighted average maturity of approximately eight years. At December 31, 2016, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 0.64% and a weighted average maturity of nine years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Total advances under this agreement were secured by residential mortgage loans with a fair value of $2.26 billion at September 30, 2017. In addition, cash of $24 million served as collateral for these borrowings at September 30, 2017, and is presented as restricted cash on our consolidated balance sheet. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At September 30, 2017, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)
Note 13. Long-Term Debt - (continued)

The following table presents maturities of our FHLBC borrowings by year at September 30, 2017.
Table 13.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	September 30, 2017
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999
For additional information about our FHLBC borrowings, see Part I, Item 2 of Quarterly Report on Form 10-Q under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Convertible Notes
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.75% until maturity or conversion, which will be no later than August 15, 2023. After deducting the underwriting discount and offering costs, we received $238 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At September 30, 2017, these notes were convertible at the option of the holder at a conversion rate of 53.8394 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.57 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At September 30, 2017, the outstanding principal amount of these notes was $245 million. At September 30, 2017, the accrued interest payable balance on this debt was $1 million and the unamortized deferred issuance costs were $7 million.
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At September 30, 2017, these notes were exchangeable at the option of the holder at an exchange rate of 46.1798 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.65 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During the nine months ended September 30, 2017, we did not repurchase any of these notes. During the nine months ended September 30, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At September 30, 2017, the outstanding principal amount of these notes was $201 million. At September 30, 2017, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $3 million.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these convertible notes is approximately 4.8% per annum. At September 30, 2017, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. During the three months ended June 30, 2017, $288 million principal amount of these convertible notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the three months ended June 30, 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At September 30, 2017, the outstanding principal amount of these notes was $250 million. At September 30, 2017, the accrued interest payable balance on this debt was $5 million and the unamortized deferred issuance costs were $0.3 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)
Note 13. Long-Term Debt - (continued)

Trust Preferred Securities and Subordinated Notes
At September 30, 2017, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed. The $100 million trust preferred securities will be redeemed no later than January 30, 2037, and the $40 million subordinated notes will be redeemed no later than July 30, 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred securities issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.8% per annum. At both September 30, 2017 and December 31, 2016, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.
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
Note 14. Commitments and Contingencies
Lease Commitments
At September 30, 2017, we were obligated under four non-cancelable operating leases with expiration dates through 2028 for $18 million of cumulative lease payments. Our operating lease expense was $2 million for both nine-month periods ended September 30, 2017 and 2016.
The following table presents our future lease commitments at September 30, 2017.
Table 14.1 – Future Lease Commitments by Year

(In Thousands)	September 30, 2017
2017 (3 months)	$387
2018	1,948
2019	1,987
2020	1,965
2021 and thereafter	11,691
Total Lease Commitments	$17,978

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 14. Commitments and Contingencies - (continued)

Loss Contingencies — Risk Sharing
At September 30, 2017, we had sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk sharing arrangements with the Agencies. At September 30, 2017, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At September 30, 2017, we had not incurred any losses under these arrangements. For the three and nine months ended September 30, 2017, other income related to these arrangements was $1 million and $2 million, respectively. For the three and nine months ended September 30, 2016, other income related to these arrangements was $1 million and $3 million, respectively. For the three and nine months ended September 30, 2017, net market valuation losses related to these investments were $0.3 million and $1 million, respectively. For the three and nine months ended September 30, 2016, net market valuation losses related to these investments were zero and $1 million, respectively.
All of the loans in the reference pools subject to these risk sharing arrangements were originated in 2014 and 2015, and at September 30, 2017, the loans had an unpaid principal balance of $2.19 billion and a weighted average FICO score of 758 (at origination) and LTV of 77% (at origination). At September 30, 2017, $3 million of the loans were 90 days or more delinquent, and $1 million were in foreclosure. At September 30, 2017, the carrying value of our guarantee obligation was $20 million and included $10 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2017 and December 31, 2016, assets of such SPEs totaled $47 million and $49 million, respectively, and liabilities of such SPEs totaled $20 million and $22 million, respectively.
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
At both September 30, 2017 and December 31, 2016, our repurchase reserve associated with our residential loans and MSRs was $5 million and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received 13 repurchase requests during the nine months ended September 30, 2017, and repurchased one loan during this period. During the nine months ended September 30, 2017 and 2016, we recorded $0.5 million of reversal of provision for repurchases and $0.3 million of provision for repurchases, respectively, that were recorded in Mortgage banking activities, net and MSR income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 14. Commitments and Contingencies - (continued)

Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at September 30, 2017, the FHLB-Seattle has received approximately $125 million of principal and $11 million of interest payments in respect of the Seattle Certificate. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at September 30, 2017, approximately $14 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.
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
September 30, 2017
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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At September 30, 2017, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 15. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three and nine months ended September 30, 2017 and 2016.
Table 15.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$114,364	$(44,688)	$116,849	$(70,518)
Other comprehensive income (loss) before reclassifications (1)	13,158	321	9,038	647
Amounts reclassified from other accumulated comprehensive income	(853)	14	(1,319)	18
Net current-period other comprehensive income (loss)	12,305	335	7,719	665
Balance at End of Period	$126,669	$(44,353)	$124,568	$(69,853)

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$115,873	$(44,020)	$139,356	$(47,363)
Other comprehensive income (loss) before reclassifications (1)	17,899	(375)	5,195	(22,545)
Amounts reclassified from other accumulated comprehensive income	(7,103)	42	(19,983)	55
Net current-period other comprehensive income (loss)	10,796	(333)	(14,788)	(22,490)
Balance at End of Period	$126,669	$(44,353)	$124,568	$(69,853)

(1)
Amounts presented for net unrealized gains on available-for-sale securities are net of tax benefit (provision) of zero and $(0.1) million for the three and nine months ended September 30, 2017, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)
Note 15. Equity - (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for three and nine months ended September 30, 2017 and 2016.
Table 15.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended September 30,
(In Thousands)	Income Statement	2017	2016
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$3	$—
Gain on sale of AFS securities	Realized gains, net	(856)	(1,319)
		$(853)	$(1,319)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$14	$18
		$14	$18

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Nine Months Ended September 30,
(In Thousands)	Income Statement	2017	2016
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$248	$305
Gain on sale of AFS securities	Realized gains, net	(7,351)	(20,288)
		$(7,103)	$(19,983)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$42	$55
		$42	$55

(1)
For the nine months ended September 30, 2017, other-than-temporary impairments were $0.6 million, of which $0.2 million were recognized through our consolidated statements of income and $0.4 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the three months ended September 30, 2016, there were no other-than-temporary impairments. For the nine months ended September 30, 2016, other-than-temporary impairments were $3 million, of which $0.3 million were recognized through our consolidated statements of income and $2 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)
Note 15. Equity - (continued)

Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2017 and 2016.
Table 15.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except Share Data)	2017	2016	2017	2016
Basic Earnings per Common Share:
Net income attributable to Redwood	$36,180	$52,553	$109,473	$105,897
Less: Dividends and undistributed earnings allocated to participating securities	(948)	(1,485)	(2,800)	(3,040)
Net income allocated to common shareholders	$35,232	$51,068	$106,673	$102,857
Basic weighted average common shares outstanding	76,850,830	76,680,183	76,803,324	76,827,026
Basic Earnings per Common Share	$0.46	$0.67	$1.39	$1.34
Diluted Earnings per Common Share:
Net income attributable to Redwood	$36,180	$52,553	$109,473	$105,897
Less: Dividends and undistributed earnings allocated to participating securities	(986)	(1,439)	(2,926)	(3,226)
Add back: Interest expense on convertible notes for the period, net of tax	6,564	6,115	18,639	18,263
Net income allocated to common shareholders	$41,758	$57,229	$125,186	$120,934
Weighted average common shares outstanding	76,850,830	76,680,183	76,803,324	76,827,026
Net effect of dilutive equity awards	298,955	54,696	215,141	18,665
Net effect of assumed convertible notes conversion to common shares	25,553,323	21,096,738	22,379,401	21,145,987
Diluted weighted average common shares outstanding	102,703,108	97,831,617	99,397,866	97,991,678
Diluted Earnings per Common Share	$0.41	$0.58	$1.26	$1.23
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
During the three and nine months ended September 30, 2017 and 2016, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three and nine months ended September 30, 2017, the number of outstanding equity awards that were antidilutive totaled 6,149 and 5,843, respectively. For the three and nine months ended September 30, 2016, the number of outstanding equity awards that were antidilutive totaled 6,623 and 6,565, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
During the three and nine months ended September 30, 2017, there were no shares of common stock acquired under this authorization. At September 30, 2017, approximately $86 million of this current authorization remained available for the repurchase of shares of our common stock.
Note 16. Equity Compensation Plans
At September 30, 2017 and December 31, 2016, 1,469,991 and 1,787,974 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $18 million at September 30, 2017, as shown in the following table.
Table 16.1 – Activities of Equity Compensation Costs by Award Type

	Nine Months Ended September 30, 2017
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$2,091	$11,506	$4,549	$—	$18,146
Equity grants	2,237	5,747	—	129	8,113
Equity grant forfeitures	(174)	(472)	—	—	(646)
Equity compensation expense	(934)	(4,866)	(1,738)	(96)	(7,634)
Unrecognized Compensation Cost at End of Period	$3,220	$11,915	$2,811	$33	$17,979
At September 30, 2017, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock
At September 30, 2017 and December 31, 2016, there were 265,842 and 204,515 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through 2021. During the nine months ended September 30, 2017, there were 134,364 shares of restricted stock granted, restrictions on 61,285 shares of restricted stock lapsed and those shares were distributed, and 11,752 shares of restricted stock awards were forfeited.
Deferred Stock Units (“DSUs”)
At September 30, 2017 and December 31, 2016, there were 1,869,577 and 1,848,861 DSUs, respectively, outstanding of which 1,006,394 and 939,899, respectively, had vested. During the nine months ended September 30, 2017, there were 359,501 DSUs granted, 306,911 DSUs distributed, and 31,875 DSUs forfeited. Unvested DSUs at September 30, 2017 vest through 2021.
During the first quarter of 2016, equity compensation expense of $3 million was recognized in connection with the announced departures of two executives due to the full vesting of their DSUs in accordance with the terms of their employment agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)
Note 16. Equity Compensation Plans - (continued)

Performance Stock Units (“PSUs”)
At both September 30, 2017 and December 31, 2016, the target number of PSUs that were unvested was 642,879. Vesting for PSUs will generally occur at the end of three years from their grant date based on various total shareholder return (“TSR”) performance calculations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of September 30, 2017 and December 31, 2016, 354,801 and 337,271 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at September 30, 2017.
Note 17. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2017 and 2016.
Table 17.1 – Mortgage Banking Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$28,135	$12,671	$63,122	$47,456
Sequoia securities	—	—	—	1,455
Risk management derivatives (2)	(7,077)	(3,287)	(13,787)	(22,743)
Other income, net (3)	142	382	1,515	606
Total residential mortgage banking activities, net	21,200	9,766	50,850	26,774
Commercial Mortgage Banking Activities, Net	—	—	—	(2,062)
Mortgage Banking Activities, Net	$21,200	$9,766	$50,850	$24,712

(1)	Includes changes in fair value for associated loan purchase commitments.

(2)	Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 18. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2017 and 2016.
Table 18.1 – Investment Fair Value Changes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$2,881	$(655)	$8,902	$22,161
Trading securities	607	8,898	30,676	3,728
Net investments in Legacy Sequoia entities (1)	(1,045)	(255)	(3,842)	(2,086)
Net investment in Sequoia Choice entity (1)	(256)	—	(256)	—
Risk sharing investments	(267)	15	(985)	(689)
Risk management derivatives, net	(1,592)	4,222	(24,557)	(41,188)
Valuation adjustments on commercial loans held-for-sale	—	(307)	300	(307)
Impairments on AFS securities	(4)	—	(248)	(305)
Investment Fair Value Changes, Net	$324	$11,918	$9,990	$(18,686)

(1)
Includes changes in fair value of the residential loans held-for-sale, REO and the ABS issued at the entities, which netted together represent the change in value of our retained investments at the consolidated VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 19. Operating Expenses
Components of our operating expenses for the three and nine months ended September 30, 2017 and 2016 are presented in the following table.
Table 19.1 – Components of Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Fixed compensation expense	$5,233	$5,253	$16,556	$19,022
Variable compensation expense	6,467	5,802	14,713	11,824
Equity compensation expense	2,337	2,031	7,634	7,117
Total compensation expense	14,037	13,086	38,903	37,963
Systems and consulting	1,856	2,692	5,183	7,274
Loan acquisition costs (1)	1,187	1,393	3,397	4,680
Office costs	988	1,056	3,231	3,501
Accounting and legal	519	721	2,322	3,043
Corporate costs	415	478	1,363	1,589
Other operating expenses	920	925	2,390	2,367
Operating expenses before restructuring charges	19,922	20,351	56,789	60,417
Restructuring charges (2)	—	4	—	10,545
Total Operating Expenses	$19,922	$20,355	$56,789	$70,962

(1)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 20. Taxes
For the nine months ended September 30, 2017 and 2016, we recognized a provision for income taxes of $17 million and $1 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at September 30, 2017 and 2016.
Table 20.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	September 30, 2017	September 30, 2016
Federal statutory rate	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(6.8)%	(21.7)%
Change in valuation allowance	(2.8)%	6.6%
Dividends paid deduction	(18.3)%	(24.9)%
Effective Tax Rate	13.3%	1.2%
We assessed our tax positions for all open tax years (i.e., Federal, 2014 to 2017, and State, 2013 to 2017) at September 30, 2017 and December 31, 2016, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
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
Our Investment Portfolio segment primarily consists of investments in residential jumbo loans and real estate securities. Our securities portfolio primarily includes investments in residential mortgage-backed securities ("RMBS") retained from our Sequoia securitizations and RMBS issued by third parties, Agency issued CRT securities, as well as investments in Agency issued multifamily securities. Our residential loan investments are primarily made through a subsidiary of Redwood Trust that is a member of the Federal Home Loan Bank of Chicago ("FHLBC") that utilizes attractive long-term financing from the FHLBC to make long-term investments directly in residential loans. This segment also includes residential loans from our consolidated Sequoia Choice entity. The Investment Portfolio segment’s main sources of revenue are interest income from investment portfolio securities and residential loans held-for-investment. Additionally, this segment may realize gains and losses upon the sale of securities. Funding expenses, hedging expenses, direct operating expenses, and tax provisions associated with these activities are also included in this segment.
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
September 30, 2017
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
The following tables present financial information by segment for the three and nine months ended September 30, 2017 and 2016.
Table 21.1 – Business Segment Financial Information

	Three Months Ended September 30, 2017
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$47,023	$10,626	$5,088	$62,737
Interest expense	(9,445)	(4,135)	(13,863)	(27,443)
Net interest income (loss)	37,578	6,491	(8,775)	35,294
Non-interest income
Mortgage banking activities, net	—	21,200	—	21,200
MSR income, net	1,615	—	—	1,615
Investment fair value changes, net	1,372	—	(1,048)	324
Other income	1,197	—	—	1,197
Realized gains, net	1,734	—	—	1,734
Total non-interest income, net	5,918	21,200	(1,048)	26,070
Direct operating expenses	(1,324)	(6,107)	(12,491)	(19,922)
Provision for income taxes	(433)	(4,829)	—	(5,262)
Segment Contribution	$41,739	$16,755	$(22,314)
Net Income				$36,180
Non-cash amortization income (expense)	$5,222	$(25)	$(787)	$4,410

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 21. Segment Information - (continued)

	Three Months Ended September 30, 2016
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$47,176	$8,831	$4,899	$60,906
Interest expense	(5,013)	(3,826)	(12,758)	(21,597)
Net interest income (loss)	42,163	5,005	(7,859)	39,309
Reversal of provision for loan losses	859	—	—	859
Non-interest income
Mortgage banking activities, net	—	9,766	—	9,766
MSR income, net	3,770	—	—	3,770
Investment fair value changes, net	12,176	—	(258)	11,918
Other income	1,643	—	—	1,643
Realized gains, net	6,615	—	—	6,615
Total non-interest income, net	24,204	9,766	(258)	33,712
Direct operating expenses	(2,751)	(5,807)	(11,797)	(20,355)
Provision for income taxes	(732)	(240)	—	(972)
Segment Contribution	$63,743	$8,724	$(19,914)
Net Income				$52,553
Non-cash amortization income (expense)	$6,123	$(28)	$(983)	$5,112

	Nine Months Ended September 30, 2017
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$135,106	$26,515	$14,968	$176,589
Interest expense	(21,940)	(11,462)	(39,306)	(72,708)
Net interest income (loss)	113,166	15,053	(24,338)	103,881
Non-interest income
Mortgage banking activities, net	—	50,850	—	50,850
MSR income, net	6,106	—	—	6,106
Investment fair value changes, net	13,846	—	(3,856)	9,990
Other income	3,367	—	—	3,367
Realized gains, net	9,561	—	(752)	8,809
Total non-interest income, net	32,880	50,850	(4,608)	79,122
Direct operating expenses	(4,371)	(18,009)	(34,409)	(56,789)
Provision for income taxes	(4,490)	(12,251)	—	(16,741)
Segment Contribution	$137,185	$35,643	$(63,355)
Net Income				$109,473
Non-cash amortization income (expense)	$16,263	$(79)	$(2,528)	$13,656

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 21. Segment Information - (continued)

	Nine Months Ended September 30, 2016
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$149,985	$24,610	$15,426	$190,021
Interest expense	(18,679)	(10,719)	(38,593)	(67,991)
Net interest income (loss)	131,306	13,891	(23,167)	122,030
Reversal of provision for loan losses	7,102	—	—	7,102
Non-interest income
Mortgage banking activities, net	—	26,774	(2,062)	24,712
MSR income, net	12,834	—	—	12,834
Investment fair value changes, net	(16,505)	—	(2,181)	(18,686)
Other income	4,157	—	—	4,157
Realized gains, net	25,745	—	292	26,037
Total non-interest income, net	26,231	26,774	(3,951)	49,054
Direct operating expenses (1)	(7,689)	(17,175)	(46,098)	(70,962)
Provision for income taxes	(1,087)	(240)	—	(1,327)
Segment Contribution	$155,863	$23,250	$(73,216)
Net Income				$105,897
Non-cash amortization income (expense)	$20,507	$(102)	$(2,978)	$17,427

(1)
For the nine months ended September 30, 2016, $11 million of costs associated with the restructuring of our conforming residential mortgage loan operations and commercial operations, included in the direct operating expense line item, are presented under the Corporate/Other column.

The following tables present the components of Corporate/Other for the three and nine months ended September 30, 2017 and 2016.
Table 21.2 – Components of Corporate/Other

	Three Months Ended September 30,
	2017			2016
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$4,875	$213	$5,088	$4,837	$62	$4,899
Interest expense	(3,838)	(10,025)	(13,863)	(3,274)	(9,484)	(12,758)
Net interest income (loss)	1,037	(9,812)	(8,775)	1,563	(9,422)	(7,859)
Non-interest income
Investment fair value changes, net	(1,045)	(3)	(1,048)	(255)	(3)	(258)
Total non-interest income, net	(1,045)	(3)	(1,048)	(255)	(3)	(258)
Direct operating expenses	—	(12,491)	(12,491)	—	(11,797)	(11,797)
Total	$(8)	$(22,306)	$(22,314)	$1,308	$(21,222)	$(19,914)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 21. Segment Information - (continued)

	Nine Months Ended September 30,
	2017			2016
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$14,576	$392	$14,968	$14,525	$901	$15,426
Interest expense	(11,046)	(28,260)	(39,306)	(9,842)	(28,751)	(38,593)
Net interest income (loss)	3,530	(27,868)	(24,338)	4,683	(27,850)	(23,167)
Non-interest income
Investment fair value changes, net	(3,842)	(14)	(3,856)	(2,086)	(95)	(2,181)
Realized gains, net	—	(752)	(752)	—	292	292
Total non-interest income, net	(3,842)	(766)	(4,608)	(2,086)	(1,865)	(3,951)
Direct operating expenses	—	(34,409)	(34,409)	—	(46,098)	(46,098)
Total	$(312)	$(63,043)	$(63,355)	$2,597	$(75,813)	$(73,216)

(1)	Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

The following table presents supplemental information by segment at September 30, 2017 and December 31, 2016.
Table 21.3 – Supplemental Segment Information

(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
September 30, 2017
Residential loans	$2,586,105	$925,681	$673,134	$4,184,920
Real estate securities	1,356,272	—	—	1,356,272
Mortgage servicing rights	62,928	—	—	62,928
Total assets	4,236,023	947,503	947,173	6,130,699

December 31, 2016
Residential loans	$2,261,016	$835,399	$791,636	$3,888,051
Real estate securities	1,018,439	—	—	1,018,439
Mortgage servicing rights	118,526	—	—	118,526
Total assets	3,615,535	866,356	1,001,586	5,483,477

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
Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part II, Item 8, Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K, as well as the sections entitled “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as well as other cautionary statements and risks described elsewhere in this report and our most recent Annual Report on Form 10-K. The discussion in this MD&A contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, such as those discussed in the Cautionary Statement below.
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
Our Investment Portfolio segment primarily consists of investments in residential jumbo loans and real estate securities. Our securities portfolio primarily includes investments in residential mortgage-backed securities ("RMBS") retained from our Sequoia securitizations and RMBS issued by third parties, Agency issued credit risk transfer ("CRT") securities, as well as investments in Agency issued multifamily securities. Our residential loan investments are primarily made through a subsidiary of Redwood Trust that is a member of the Federal Home Loan Bank of Chicago ("FHLBC") that utilizes attractive long-term financing from the FHLBC to make long-term investments directly in residential loans. The Investment Portfolio segment’s main sources of revenue are interest income from investment portfolio securities and residential loans held-for-investment. Additionally, this segment may realize gains and losses upon the sale of securities. Funding expenses, hedging expenses, direct operating expenses, and tax provisions associated with these activities are also included in this segment.
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

Consolidated Securitization Entities
We sponsor our Sequoia securitization program, which we use for the securitization of residential mortgage loans. We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of certain Sequoia securitization entities we have sponsored for financial reporting purposes. However, each of these entities is independent of Redwood and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with our role as the sponsor or depositor of these entities and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold. We refer to certain of these securitization entities issued prior to 2012 as “consolidated Legacy Sequoia entities,” and the securitization entity formed in connection with the securitization of Redwood Choice expanded-prime loans as the "consolidated Sequoia Choice entity." Where applicable, in analyzing our results of operations, we distinguish results from current operations “at Redwood” and from consolidated Legacy Sequoia entities or the consolidated Sequoia Choice entity.
Cautionary Statement
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, and this Quarterly Report on Form 10-Q, in each case under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects; (ii) statements regarding our long-term debt and upcoming maturity of convertible notes in 2018; (iii) statements regarding our investment portfolio, including the potential impact of changes to the capital requirement under our FHLB borrowing facility; (iv) statements regarding our mortgage banking activities, including expectations relating to residential mortgage banking margins, securitization execution, and our expanded-prime Redwood Choice loan program; (v) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the third quarter of 2017 and at September 30, 2017, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (vi) statements relating to our estimate of our available capital (including that we estimate our available capital as of September 30, 2017 was approximately $330 million, expectations relating to our upcoming $250 million convertible debt maturity, and that we believe we can source incremental capital on an as-needed basis for redeployment through continued optimization of our investment portfolio); (vii) statements we make regarding our dividend policy, including our intention to pay a regular dividend of $0.28 per share per quarter in 2017; and (viii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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

OVERVIEW
Business Update
We had a strong third quarter of 2017 operationally and financially, and are well positioned to achieve the operating metrics we set out for the year and build momentum as we head towards 2018. Perhaps most importantly, we completed our executive search process with the hiring of Dash Robinson, who started with us in late September in his capacity as Executive Vice President. We also completed three successful securitization issuances, including our first expanded-prime Redwood Choice ("Choice") transaction, and issued convertible debt at an attractive level. We deployed $119 million of capital in new investments, much of it after asset pricing declines in early September. We timed our capital deployment well, as asset prices subsequently reverted, in most cases finishing the quarter at or above June 30, 2017 levels.
In this update, we review our mortgage banking activities, provide our thoughts on capital and investing, and conclude with our outlook for the balance of 2017.
Residential Mortgage Banking
Our mortgage banking team had a strong third quarter of 2017, with our expanded-prime Choice program continuing to drive outperformance. Our initial Choice securitization, backed by $318 million of loans, was received favorably by the market, and attracted a good number of both new and existing investors. The issuance created $31 million of investments for our portfolio, utilizing approximately $13 million of capital - more than double the investment for our portfolio than is produced through a traditional Sequoia securitization. Given the current pace and expected growth of loan purchases under our Choice program, we expect to issue Choice securitizations on a regular basis.
We also completed our fifth and sixth traditional Sequoia securitizations of the year during the third quarter of 2017, backed by loans totaling $839 million; this was followed closely by another traditional Sequoia securitization in early October. In addition, we sold $212 million of whole loans to portfolio buyers during the third quarter.
As loan and RMBS pricing has improved, our loan purchase volumes have risen and we have become more competitive with bank retail and correspondent mortgage channels. Loan purchase commitments, adjusted for fallout, increased to $1.6 billion in the third quarter of 2017, up from $1.4 billion and $1.1 billion in the second and first quarters of 2017, respectively. We had strong growth during the third quarter with our Choice program, which accounted for approximately 30% of our total third quarter loan purchase commitments, adjusted for fallout, versus approximately 20% in the second quarter of 2017. Overall margins remained at or above our long-term expectations of 75-100 basis points during the third quarter of 2017.
Capital and Investing
We aggressively pursued new investments in September when volatility due to hurricane activity drove asset prices down. The bulk of the quarter’s $119 million of capital deployment occurred during this period, and included $63 million in GSE residential credit risk transfer (CRT) securities, $39 million in Sequoia and third-party RMBS, and $17 million in multifamily securities. Year-to-date through September 30, 2017, we have deployed $393 million of capital towards new investments (including $37 million of debt repurchases).
We also sold $49 million of mostly lower yielding securities in the third quarter of 2017, freeing up $20 million of capital for reinvestment, after the repayment of associated debt. Additionally, we issued $245 million of six-year, 4.75% convertible debt in August.
As of September 30, 2017, we estimate that our available capital was approximately $330 million, versus $180 million at June 30, 2017. Although we continue to evaluate our options with regard to the April 2018 maturity of $250 million of our convertible debt, at current market prices the excess cost to retire this debt prior to maturity is unattractive relative to alternative short-term uses of cash. In addition, we believe we can source incremental capital on an as-needed basis for redeployment through continued optimization of our investment portfolio.
We continue to evaluate the potential impact of hurricane activity in Houston and Florida on our investment portfolio, although it is still very early in the process. The vast majority of our non-Agency loans and securities were not impacted by the storms and, to date, we have not incurred any realized losses related to properties in the affected areas. Although we did see some impact to pricing from the hurricanes, most of our investments had positive net market valuation adjustments as the benefit from overall credit spread tightening exceeded any negative impact from the hurricanes.

Outlook
As we progress through the fourth quarter of 2017, our current operating metrics are in line with our expectations. While investment portfolio returns have been bolstered by persistent market value increases, we have also maintained consistent levels of net interest income and refined our portfolio mix by selling lower-yielding investments and realizing gains where appropriate. Mortgage banking margins continue to be robust and we are encouraged by the relative mix of Select and Choice loans in our pipeline.
We remain cognizant of forces outside of our control (both financial and otherwise) and their potential impact on our business. With this backdrop, a fully-seated executive team is an important milestone as we continue to think critically about our business assumptions and look ahead to next year and beyond.
Financial and Operational Overview - Third Quarter of 2017
Highlights

•
Our GAAP earnings were $0.41 per share for the third quarter of 2017, as compared with $0.43 per share for the second quarter of 2017. Higher mortgage banking income and interest income were offset by higher interest costs and less benefit from market value increases on our trading securities portfolio relative to the second quarter of 2017.

•
Our GAAP book value was $15.67 per share at September 30, 2017, as compared with $15.29 per share at June 30, 2017. This increase was primarily driven by our quarterly earnings exceeding our dividend, and higher fair values on our available-for-sale securities.

•
We deployed $119 million of capital in the third quarter of 2017 toward new investments, including $63 million in Agency residential CRT securities, $39 million in Sequoia and third-party RMBS, and $17 million in Agency multifamily securities. Year-to-date through September 30, 2017, we deployed $393 million of capital into new investments (including $37 million of debt repurchases).

•
We sold $49 million of securities during the third quarter of 2017, freeing up $20 million of capital for reinvestment after the repayment of associated debt. Year-to-date through September 30, 2017, we sold $148 million of mostly lower yielding securities and $53 million of conforming MSRs, freeing up $131 million of capital for reinvestment after the repayment of associated debt.

•
We purchased $1.5 billion of residential jumbo loans during the third quarter of 2017, and $3.8 billion year-to-date through September 30, 2017. At September 30, 2017, our pipeline of jumbo residential loans identified for purchase was $1.5 billion.

•
Residential loan sales totaled $1.4 billion during the third quarter of 2017 and included $0.2 billion of whole loan sales to third parties and $1.2 billion of loans that were securitized. Year-to-date through September 30, 2017, residential loan sales totaled $3.5 billion, and included $0.9 billion of whole loan sales to third parties and $2.6 billion of loans that were securitized in seven separate transactions including our first expanded-prime Choice securitization.

•	We issued $245 million of six-year, 4.75% convertible debt during the third quarter of 2017.

Key Earnings Metrics
The following table presents key earnings metrics for the three and nine months ended September 30, 2017.
Table 1 – Key Earnings Metrics

	Three Months Ended	Nine Months Ended
(In Thousands, except per Share Data)	September 30, 2017	September 30, 2017
Net income	$36,180	$109,473
Net income per diluted common share	$0.41	$1.26
Annualized GAAP return on equity	12%	12%
REIT taxable income per share	$0.26	$0.73
Dividends per share	$0.28	$0.84

A detailed discussion of our third quarter of 2017 net income is included in the Results of Operations section of this MD&A that follows.
Book Value per Share
At September 30, 2017, our book value was $1.21 billion, or $15.67 per share, an increase from $15.29 per share at June 30, 2017 and $14.96 at December 31, 2016. The following table sets forth the changes in our book value per share for the three and nine months ended September 30, 2017.
Table 2 – Changes in Book Value per Share

	Three Months Ended	Nine Months Ended
(In Dollars, per share basis)	September 30, 2017	September 30, 2017
Beginning book value per share	$15.29	$14.96
Net income	0.41	1.26
Changes in unrealized gains on securities, net from:
Realized gains recognized in net income	(0.03)	(0.09)
Amortization income recognized in net income	(0.05)	(0.15)
Mark-to-market adjustments, net	0.27	0.47
Total change in unrealized gains on securities, net	0.19	0.23
Dividends	(0.28)	(0.84)
Equity compensation, net	0.02	0.01
Changes in unrealized losses on derivatives hedging long-term debt	—	(0.01)
Other, net	0.04	0.06
Ending Book Value per Share	$15.67	$15.67
Our GAAP book value per share increased $0.38 per share to $15.67 per share during the third quarter of 2017. This increase was primarily driven by positive mark-to-market adjustments on our available-for-sale securities and our quarterly earnings exceeding our dividend.
Unrealized gains on our available-for-sale securities increased $0.19 per share during the third quarter of 2017, primarily as a result of a positive $0.27 per share mark-to-market adjustment on our available-for-sale securities due to credit spread tightening during the quarter. This increase was partially offset by $0.05 per share of discount amortization income recognized in earnings from the appreciation in the amortized cost basis of our available-for-sale securities, and $0.03 per share of previously unrealized net gains that were realized as income from the sale of securities.

Capital Allocation Summary
This section provides an overview of our capital position and how it was allocated at the end of the third quarter of 2017. A detailed discussion of our liquidity and capital resources is provided in the Liquidity and Capital Resources section of this MD&A that follows.
We use a combination of equity and corporate debt (which we collectively refer to as “capital”) to fund our business. We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse some of our inventory of residential loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is presented separately from allocated capital in the table below. The following table presents how our capital was allocated between business segments and investment types at September 30, 2017.
Table 3 – Capital Allocation Summary

At September 30, 2017
(Dollars in Thousands)	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Investment portfolio
Residential loans/FHLB stock	$2,312,195	$(1,999,999)	$312,196	17%
Residential securities (1)	1,144,397	(370,838)	773,559	43%
Commercial/Multifamily securities (2)	243,071	(178,973)	64,098	4%
Mortgage servicing rights	62,928	—	62,928	4%
Other assets/(other liabilities)	187,325	(53,551)	133,774	7%
Cash and liquidity capital			266,746	15%
Total investment portfolio	$3,949,916	$(2,603,361)	1,613,301	90%
Residential mortgage banking			170,000	10%
Total			$1,783,301	100%

(1)
Residential securities presented above includes our $31 million net economic investment in our consolidated Sequoia Choice securitization. This net investment represents the fair value of the securities we retained from this securitization.

(2)	Includes $223 million of multifamily securities and $20 million of investment grade CMBS.
Our total capital was $1.78 billion at September 30, 2017, and included $1.21 billion of equity capital and $0.57 billion of the total $2.57 billion of long-term debt on our consolidated balance sheet. This portion of debt included $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, and $140 million of trust-preferred securities due in 2037.
Of our $1.78 billion of total capital at September 30, 2017, $1.61 billion (or 90%) was allocated to our investments with the remaining $170 million (or 10%) allocated to our residential mortgage banking activities.
As of September 30, 2017, we estimate that our available capital was approximately $330 million. Although we continue to evaluate our options with regard to the April 2018 maturity of $250 million of our convertible debt, at current market prices the excess cost to retire this debt prior to maturity is unattractive relative to alternative short-term uses of cash. In addition, we believe we can source incremental capital on an as-needed basis for redeployment through continued optimization of our investment portfolio.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2017 and 2016. Most tables include a "change" column that shows the amount by which the results from 2017 are greater or less than the results from the respective period in 2016. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the third quarter of 2017, compared to the third quarter of 2016, and increases or decreases in the "nine-month periods" refer to the change in results for the first nine months of 2017, compared to the first nine months of 2016.
The following table presents the components of our net income for the three and nine months ended September 30, 2017 and 2016.
Table 4 – Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, except per Share Data)	2017	2016	Change	2017	2016	Change
Net Interest Income	$35,294	$39,309	$(4,015)	$103,881	$122,030	$(18,149)
Reversal of provision for loan losses	—	859	(859)	—	7,102	(7,102)
Net Interest Income After Provision	35,294	40,168	(4,874)	103,881	129,132	(25,251)
Non-interest Income
Mortgage banking activities, net	21,200	9,766	11,434	50,850	24,712	26,138
MSR income, net	1,615	3,770	(2,155)	6,106	12,834	(6,728)
Investment fair value changes, net	324	11,918	(11,594)	9,990	(18,686)	28,676
Other income	1,197	1,643	(446)	3,367	4,157	(790)
Realized gains, net	1,734	6,615	(4,881)	8,809	26,037	(17,228)
Total non-interest income, net	26,070	33,712	(7,642)	79,122	49,054	30,068
Operating expenses	(19,922)	(20,355)	433	(56,789)	(70,962)	14,173
Net income before income taxes	41,442	53,525	(12,083)	126,214	107,224	18,990
Provision for income taxes	(5,262)	(972)	(4,290)	(16,741)	(1,327)	(15,414)
Net Income	$36,180	$52,553	$(16,373)	$109,473	$105,897	$3,576
Diluted earnings per common share	$0.41	$0.58	$(0.17)	$1.26	$1.23	$0.03
Net Interest Income
The decrease in net interest income during the three- and nine-month periods primarily resulted from the sale of our commercial mezzanine loans during 2016. This decline was partially offset by higher net interest income from our residential investments as a result of capital redeployment during 2016 and the first nine months of 2017.
Provision for Loan Losses
The reversal of provision for loan losses in 2016 was related to our commercial mezzanine loans. Prior to their sale in 2016, the commercial loans were reclassified to held-for-sale status, at which point the allowance for loan losses was reversed and no longer maintained for these loans.
Mortgage Banking Activities, Net
Income from mortgage banking activities, net includes results from our residential jumbo mortgage banking operations and, prior to the second quarter of 2016, results from our residential conforming and commercial mortgage banking operations. The increase in mortgage banking activities during the three- and nine-month periods was predominantly due to higher gross margins from our jumbo residential mortgage banking activities on higher volume.
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
During the three and nine months ended September 30, 2017, the positive investment fair value changes primarily resulted from net increases in the fair value of our trading securities and their associated hedges, which were primarily due to tightening credit spreads on these securities during these periods. For the nine months ended September 30, 2017, the increase was partially offset by net decreases in the fair value of our residential loans held-for-investment and their associated hedges, primarily resulting from principal paydowns and hedging costs.
During the three months ended September 30, 2016, the positive investment fair value changes resulted from increases in the fair value of our investments in both trading securities and loans held-for-investment, which were primarily the result of tightening credit spreads. During the nine months ended September 30, 2016, the negative investment fair value changes primarily resulted from decreases in the fair value of our loans held for investment and their associated hedges. These decreases were primarily the result of hedging costs due to interest rate volatility during the first nine months of the year, as well as decreases in fair value resulting from the write-off of premium from loan repayments.
Additional detail on our investment fair value changes is included in the Investment Portfolio portion of the “Results of Operations by Segment” section that follows.
Other Income
Other income in both the three- and nine-month periods was primarily comprised of income from our residential loan risk sharing arrangements with Fannie Mae and Freddie Mac.
Realized Gains, Net
During the third quarter of 2017, we realized gains of $2 million, primarily from the sale of $23 million of AFS securities. During the third quarter of 2016, we realized gains of $7 million, which included $2 million primarily from the sale of $26 million of AFS securities and $5 million from the sale of $208 million of commercial mezzanine loans.
During the nine months ended September 30, 2017, we realized gains of $9 million, which included $10 million of realized gains primarily from the sale of $61 million of AFS securities, partially offset by $1 million of realized loss from the repurchase of $37 million of convertible debt. During the nine months ended September 30, 2016, we realized gains of $26 million, which included $21 million of realized gains primarily from the sale of $241 million of AFS securities and $5 million of realized gains from the sale of $208 million of commercial mezzanine loans.
Operating Expenses
The decrease in operating expenses during the three- and nine-month periods was primarily due to the restructuring of our residential conforming and commercial mortgage banking operations during the first quarter of 2016, which resulted in a lower run-rate of expenses. Excluding $11 million of restructuring charges recorded during the nine months ended September 30, 2016, operating expenses for that period were $60 million.
Provision for Income Taxes
Our income taxes result almost entirely from activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments. For both the three- and nine-month periods, the increase in provision for income taxes resulted primarily from higher income from our mortgage banking activities. For additional detail on income taxes, see the “Taxable Income” section that follows.

Net Interest Income
The following tables present the components of net interest income for the three and nine months ended September 30, 2017 and 2016.
Table 5 – Net Interest Income

	Three Months Ended September 30,
	2017			2016
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$10,396	$980,067	4.2%	$8,835	$995,136	3.6%
Residential loans - HFI at Redwood (2)	23,145	2,344,427	3.9%	21,923	2,260,895	3.9%
Residential loans - HFI at Legacy Sequoia (2)	4,873	682,772	2.9%	4,837	849,234	2.3%
Residential loans - HFI at Sequoia Choice (2)	127	10,365	4.9%	—	—	—%
Commercial loans	—	—	—%	6,453	261,194	9.9%
Trading securities	12,691	737,186	6.9%	5,831	301,110	7.7%
Available-for-sale securities	10,734	420,896	10.2%	12,769	488,842	10.4%
Other interest income	771	202,019	1.5%	258	226,730	0.5%
Total interest income	62,737	5,377,732	4.7%	60,906	5,383,141	4.5%
Interest Expense
Short-term debt facilities	(7,158)	1,066,695	(2.7)%	(5,405)	1,071,757	(2.0)%
Short-term debt - convertible notes, net	(3,024)	250,098	(4.8)%	—	—	—%
ABS issued - Legacy Sequoia (2)	(3,852)	667,070	(2.3)%	(3,193)	828,411	(1.5)%
ABS issued - Sequoia Choice (2)	(104)	9,349	(4.4)%	—	—	—%
Long-term debt - FHLBC	(6,319)	1,999,999	(1.3)%	(2,892)	1,999,999	(0.6)%
Long-term debt - other	(6,986)	444,440	(6.3)%	(10,107)	674,131	(6.0)%
Total interest expense	(27,443)	4,437,651	(2.5)%	(21,597)	4,574,298	(1.9)%
Net Interest Income	$35,294			$39,309

	Nine Months Ended September 30,
	2017			2016
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$26,246	$846,335	4.1%	$24,062	$886,777	3.6%
Residential loans - HFI at Redwood (2)	68,591	2,318,064	3.9%	63,562	2,178,997	3.9%
Residential loans - HFI at Legacy Sequoia (2)	14,574	718,691	2.7%	14,525	907,617	2.1%
Residential loans - HFI at Sequoia Choice (2)	127	3,493	4.8%	—	—	—%
Commercial loans	345	1,424	N/A	28,834	338,390	11.4%
Trading securities	31,622	643,736	6.5%	15,639	271,758	7.7%
Available-for-sale securities	33,446	441,038	10.1%	42,473	553,278	10.2%
Other interest income	1,638	210,765	1.0%	926	318,138	0.4%
Total interest income	176,589	5,183,546	4.5%	190,021	5,454,955	4.6%
Interest Expense
Short-term debt facilities	(18,174)	967,834	(2.5)%	(17,439)	1,150,206	(2.0)%
Short-term debt - convertible notes, net	(5,811)	159,744	(4.9)%	—	—	—%
ABS issued - Redwood	—	—	—%	(1,615)	28,264	(7.6)%
ABS issued - Legacy Sequoia (2)	(11,087)	702,084	(2.1)%	(9,842)	885,752	(1.5)%
ABS issued - Sequoia Choice (2)	(104)	3,151	(4.4)%	—	—	—%
Long-term debt - FHLBC	(15,125)	1,999,999	(1.0)%	(8,634)	1,974,582	(0.6)%
Long-term debt - other	(22,407)	481,232	(6.2)%	(30,461)	680,576	(6.0)%
Total interest expense	(72,708)	4,314,044	(2.2)%	(67,991)	4,719,380	(1.9)%
Net Interest Income	$103,881			$122,030

(1)
Average balances for residential loans held-for-sale, residential loans held-for-investment, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost, except for ABS issued, which is based upon fair value.

(2)
Interest income from residential loans held-for-investment ("HFI") at Redwood exclude loans HFI at consolidated Sequoia entities. Interest income from residential loans - HFI at Legacy Sequoia and the interest expense from ABS issued - Legacy Sequoia represent activity from our consolidated Legacy Sequoia entities. Interest income from residential loans - HFI at Sequoia Choice and the interest expense from ABS issued - Sequoia Choice represent activity from our consolidated Sequoia Choice entity.

The following table presents net interest income by segment for the three and nine months ended September 30, 2017 and 2016.
Table 6 – Net Interest Income by Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Net Interest Income by Segment
Investment Portfolio	$37,578	$42,163	$(4,585)	$113,166	$131,306	$(18,140)
Residential Mortgage Banking	6,491	5,005	1,486	15,053	13,891	1,162
Corporate/Other	(8,775)	(7,859)	(916)	(24,338)	(23,167)	(1,171)
Net Interest Income	$35,294	$39,309	$(4,015)	$103,881	$122,030	$(18,149)
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.
The Corporate/Other line item in the table above primarily includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Legacy Sequoia entities. Details regarding consolidated Legacy Sequoia entities are included in the "Results of Consolidated Legacy Sequoia Entities" section that follows.

The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at September 30, 2017.
Table 7 – Interest Expense — Specific Borrowing Costs

September 30, 2017	Residential Loans Held-for-Sale	Residential Securities
Asset yield	4.09%	5.10%
Short-term debt yield	2.80%	2.46%
Net Spread	1.29%	2.64%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.
Results of Operations by Segment
As discussed in the Introduction section of this MD&A, we changed our reportable segments in the first quarter of 2017 and now report on our business using two distinct segments: Investment Portfolio and Residential Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For additional information on our segments, refer to Note 21 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q. The following table presents the segment contribution from our two segments, reconciled to our consolidated net income, for the three and nine months ended September 30, 2017 and 2016.
Table 8 – Segment Results Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Segment Contribution from:
Investment Portfolio	$41,739	$63,743	$(22,004)	$137,185	$155,863	$(18,678)
Residential Mortgage Banking	16,755	8,724	8,031	35,643	23,250	12,393
Corporate/Other	(22,314)	(19,914)	(2,400)	(63,355)	(73,216)	9,861
Net Income	$36,180	$52,553	$(16,373)	$109,473	$105,897	$3,576
The following sections provide a detailed discussion of the results of operations at each of our two business segments for the three and nine months ended September 30, 2017 and 2016.
The $2 million decrease in net income from Corporate/Other for the three-month periods was primarily due to a $1 million increase in interest expense from convertible debt issued in the third quarter of 2017, a $1 million decrease in income from consolidated Legacy Sequoia entities (the details of which are discussed in the "Results of Consolidated Legacy Sequoia Entities" section that follows), and $2 million of upfront costs associated with the hiring of a new executive in the third quarter of 2017. The $10 million improvement from Corporate/Other for the nine-month periods was primarily due to the $11 million of costs incurred in association with the restructuring of our residential conforming and commercial mortgage banking operations during the first quarter of 2016. In addition, $3 million of net losses related to our commercial mortgage banking operations were included in Corporate/Other for the first quarter of 2016, prior to those operations being wound down.

Investment Portfolio Segment

Our Investment Portfolio segment is primarily comprised of our portfolio of residential mortgage loans held-for-investment and financed through the FHLBC and our real estate securities portfolio. Additionally, beginning in the third quarter of 2017, this segment includes residential loans held-for-investment at our consolidated Sequoia Choice entity.
For segment reporting purposes, certain of our Sequoia senior trading securities were included in our Residential Mortgage Banking segment. As such, they are excluded from any amounts and tables in this section and may not agree with similarly titled amounts and tables in our consolidated financial statements and footnotes.
The following table presents the components of segment contribution for the Investment Portfolio segment for the three and nine months ended September 30, 2017 and 2016.
Table 9 – Investment Portfolio Segment Contribution

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Interest income	$47,023	$47,176	$(153)	$135,106	$149,985	$(14,879)
Interest expense	(9,445)	(5,013)	(4,432)	(21,940)	(18,679)	(3,261)
Net interest income	37,578	42,163	(4,585)	113,166	131,306	(18,140)
Reversal of provision for loan losses	—	859	(859)	—	7,102	(7,102)
Net Interest Income after Provision	37,578	43,022	(5,444)	113,166	138,408	(25,242)
Non-interest income
MSR income, net	1,615	3,770	(2,155)	6,106	12,834	(6,728)
Investment fair value changes, net	1,372	12,176	(10,804)	13,846	(16,505)	30,351
Other income	1,197	1,643	(446)	3,367	4,157	(790)
Realized gains, net	1,734	6,615	(4,881)	9,561	25,745	(16,184)
Total non-interest income, net	5,918	24,204	(18,286)	32,880	26,231	6,649
Direct operating expenses	(1,324)	(2,751)	1,427	(4,371)	(7,689)	3,318
Segment contribution before income taxes	42,172	64,475	(22,303)	141,675	156,950	(15,275)
Provision for income taxes	(433)	(732)	299	(4,490)	(1,087)	(3,403)
Total Segment Contribution	$41,739	$63,743	$(22,004)	$137,185	$155,863	$(18,678)
The following table presents our primary portfolios of investment assets in our Investment Portfolio segment at September 30, 2017 and December 31, 2016.
Table 10 – Investment Portfolio

(In Thousands)	September 30, 2017	December 31, 2016	Change
Residential loans held-for-investment at Redwood	$2,268,802	$2,261,016	$7,786
Residential securities	1,113,201	926,669	186,532
Commercial/Multifamily securities	243,071	91,770	151,301
Residential loans held-for-investment at Sequoia Choice	317,303	—	317,303
Mortgage servicing rights	62,928	118,526	(55,598)
Other assets	230,718	217,554	13,164
Total Assets at Investment Portfolio	$4,236,023	$3,615,535	$620,488

Overview
The increase in our total investments in the first nine months of 2017 was primarily attributable to the deployment of $230 million of capital into new residential and multifamily securities investments. Additionally, we consolidated $317 million of residential Sequoia Choice loans from a securitization we completed during the third quarter. At September 30, 2017, our economic investment in the Sequoia Choice entity was $31 million, representing subordinate securities we retained in the securitization. For the nine months ended September 30, 2017, the segment contribution from our Investment Portfolio was comprised of $43 million from residential loans, $73 million from residential securities, $18 million from commercial/multifamily securities, and $4 million from MSRs.

Net Interest Income
Net interest income from our Investment Portfolio primarily includes interest income from our residential loans held-for-investment and our securities, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Investment Portfolio segment for the three and nine months ended September 30, 2017 and 2016.
Table 11 - Net Interest Income ("NII") from Investment Portfolio

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Net interest income from:
HFI residential loans at Redwood	$16,826	$19,031	$(2,205)	$53,466	$54,920	$(1,454)
HFI residential loans at Sequoia Choice	23	—	23	23	—	23
Residential securities	19,105	16,279	2,826	53,969	51,013	2,956
Commercial/Multifamily securities	1,298	742	556	4,388	1,093	3,295
Commercial mezzanine loans	—	5,911	(5,911)	345	23,477	(23,132)
Other interest income	326	200	126	975	803	172
NII from Investment Portfolio	$37,578	$42,163	$(4,585)	$113,166	$131,306	$(18,140)

The decrease in net interest income from our Investment Portfolio segment during the three- and nine-month periods was primarily due to the sale of our commercial mezzanine loans during 2016, as well as from higher interest costs on our FHLB borrowings during 2017 and higher interest expense associated with securities that were financed during the second and third quarters of 2017. These decreases were partially offset by higher net interest income from real estate securities, primarily resulting from higher average balances of these investments from the redeployment of capital.
Investment fair value changes, net
Market valuation changes included in Investment fair value changes, net, result from changes in the fair value of investments and their associated hedges, generally due to changes in market interest rates, changes in credit spreads, and reductions in the basis of investments due to changes in principal balances. See Note 18 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional detail regarding the components of Investment fair value changes, net presented on our consolidated statements of income.

The following table presents the components of investment fair value changes for the Investment Portfolio segment by investment type, inclusive of fair value changes of associated risk management derivatives, for the three and nine months ended September 30, 2017 and 2016.
Table 12 - Investment Portfolio Fair Value Changes, Net by Investment Type

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Market valuation changes:
Residential loans held-for-investment at Redwood	$1,412	$3,187	$(1,775)	$(11,065)	$(19,218)	$8,153
Net investment in Sequoia Choice entity (1)	(256)	—	(256)	(256)	—	(256)
Residential trading securities	(721)	8,770	(9,491)	13,074	3,227	9,847
Commercial/Multifamily trading securities	1,210	203	1,007	13,327	408	12,919
Other valuation changes	(273)	16	(289)	(1,234)	(922)	(312)
Investment Portfolio Fair Value Changes, Net	$1,372	$12,176	$(10,804)	$13,846	$(16,505)	$30,351

(1)
Includes changes in fair value of the residential loans held-for-sale and the ABS issued at the entity, which netted together represent the change in value of our retained investment (subordinate securities) at the consolidated VIE.

During the three and nine months ended September 30, 2017, the positive investment fair value changes primarily resulted from net increases in the fair value of our trading securities and their associated hedges, which were primarily due to tightening credit spreads on these securities during these periods. In addition, for the three months ended September 30, 2017, investment fair value changes, net benefited from an increase in the fair value of residential loans, driven by tighter credit spreads on these investments during that period. In both the three and nine months ended September 30, 2017, these increases were partially offset by decreases in the fair value of our residential loans held-for-investment and their associated hedges, primarily resulting from principal paydowns and hedging costs.
During the three months ended September 30, 2016, the positive investment fair value changes resulted from increases in the fair value of our investments in both trading securities and loans held-for-investment, which were primarily the result of tightening credit spreads. During the nine months ended September 30, 2016, the negative investment fair value changes primarily resulted from decreases in the fair value of our loans held for investment and their associated hedges. These decreases were primarily the result of hedging costs due to interest rate volatility during the first nine months of the year, as well as decreases in fair value resulting from the write-off of premium from loan repayments.
The increase in fair values from commercial/multifamily trading securities and their associated derivatives during the three- and nine-month periods primarily resulted from credit spread tightening during each period.

MSR Income, net
The following table presents the components of MSR income, net for the three and nine months ended September 30, 2017 and 2016.
Table 13 – MSR Income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Net servicing fee income	$3,396	$8,726	$14,775	$27,241
Changes in fair value of MSR from the receipt of expected cash flows	(1,914)	(5,705)	(7,392)	(17,766)
MSR reversal of provision for repurchases	(8)	—	304	208
MSR income before the effect of changes in interest rates and other assumptions	1,474	3,021	7,687	9,683
Changes in fair value of MSRs from interest rates and other assumptions (1)	563	7,085	(3,450)	(52,723)
Changes in fair value of associated derivatives	(422)	(6,336)	1,869	55,874
Total net effect of changes in assumptions and rates	141	749	(1,581)	3,151
MSR Income, Net	$1,615	$3,770	$6,106	$12,834

(1)	Primarily reflects changes in prepayment assumptions on our MSRs due to changes in benchmark interest rates.
MSR income before the effect of changes in interest rates and other assumptions declined in both the three- and nine-month periods, primarily due to the sale of our conforming MSRs during the second quarter of 2017. The total net effect of changes in assumptions and rates decreased during the nine-month periods, primarily due to lower hedging expenses on MSRs during the first quarter of 2016.
Realized Gains, net
During the third quarter of 2017, we realized gains of $2 million, primarily from the sale of $23 million of AFS securities. During the third quarter of 2016, we realized gains of $7 million, which included $2 million primarily from the sale of $26 million of AFS securities and $5 million from the sale of $208 million of commercial mezzanine loans.
Direct Operating Expenses and Provision for Income Taxes
The decrease in operating expenses at our Investment Portfolio segment for the three and nine months ended September 30, 2017 was primarily attributable to lower operating costs associated with the management of our servicing portfolio. For the three and nine months ended September 30, 2017, the provision for income taxes at our Investment Portfolio segment resulted from GAAP income earned at our TRS during those periods, primarily from MSR income and income on certain securities we hold at our TRS.

Residential Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three and nine months ended September 30, 2017 and 2016.
Table 14 – Residential Loans Held-for-Investment at Redwood - Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Fair value at beginning of period	$2,360,234	$2,277,561	$2,261,016	$1,791,195
Transfers between portfolios (1)	(20,025)	151,919	226,893	821,273
Principal repayments	(74,550)	(146,151)	(228,271)	(351,955)
Changes in fair value, net	3,143	(655)	9,164	22,161
Fair Value at End of Period	$2,268,802	$2,282,674	$2,268,802	$2,282,674

(1)	Represents the net transfers of loans into our Investment Portfolio segment from our Residential Mortgage Banking segment and their reclassification from held-for-sale to held-for-investment.
During the three and nine months ended September 30, 2017, we had net transfers of $20 million and $227 million, respectively, of residential loans from our Residential Mortgage Banking segment to our Investment Portfolio segment. At September 30, 2017, $2.26 billion of loans were held by our FHLB-member subsidiary and were financed with $2.00 billion of borrowings from the FHLBC. In connection with these borrowings, our FHLB-member subsidiary is required to hold $43 million of FHLB stock.
At September 30, 2017, the weighted average maturity of these FHLB borrowings was approximately eight years and they had a weighted average cost of 1.3% per annum. This interest cost resets every 13 weeks and we seek to fix the interest cost of these FHLB borrowings over their weighted average maturity by using a combination of swaps, TBAs and other derivatives.
In October 2017, the FHLB increased the capital requirement on our borrowing facility, which effectively increases the portion of loans we finance with equity relative to what was required previously. This change will result in additional capital being allocated to these investments as well as a lower return on the capital as leverage on this portfolio will be reduced.
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
The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at September 30, 2017.
Table 15 – Characteristics of Residential Real Estate Loans Held-for-Investment at Redwood

September 30, 2017
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$2,031,944	4.10%
Fixed - 15, 20, & 25 year	71,138	3.64%
Hybrid	128,343	4.00%
Total Outstanding Principal	$2,231,425
The outstanding loans held-for-investment at Redwood at September 30, 2017 were prime-quality, first lien loans, of which 95% were originated between 2013 and 2017 and 5% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 772 (at origination) and the weighted average loan-to-value ("LTV") ratio was 65% (at origination). At September 30, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.

Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type in our Investment Portfolio segment for the three and nine months ended September 30, 2017.
Table 16 – Real Estate Securities Activity by Collateral Type

Three Months Ended September 30, 2017	Senior	Re-REMIC	Subordinate		Total
(In Thousands)	Residential	Residential (1)	Residential	Commercial (2)
Beginning fair value	$176,962	$73,337	$797,895	$170,309	$1,218,503
Transfers	34,375	(34,375)	—	—	—
Acquisitions
Sequoia securities	5,908	—	23,125	—	29,033
Third-party securities	10,475	—	74,507	74,123	159,105
Sales
Sequoia securities	—	—	—	—	—
Third-party securities	(3,324)	—	(45,486)	—	(48,810)
Gains on sales and calls, net	824	—	910	—	1,734
Effect of principal payments (3)	(7,324)	(1,745)	(7,944)	(2,484)	(19,497)
Change in fair value, net	(1,897)	1,816	15,162	1,123	16,204
Ending Fair Value	$215,999	$39,033	$858,169	$243,071	$1,356,272

Nine Months Ended September 30, 2017	Senior	Re-REMIC	Subordinate		Total
(In Thousands)	Residential	Residential (1)	Residential	Commercial (2)
Beginning fair value	$173,613	$85,479	$667,577	$91,770	$1,018,439
Transfers	46,604	(46,604)	—	—	—
Acquisitions
Sequoia securities	11,555	—	55,529	—	67,084
Third-party securities	20,901	—	231,494	156,248	408,643
Sales
Sequoia securities	—	—	(26,601)	—	(26,601)
Third-party securities	(13,399)	—	(92,035)	(15,858)	(121,292)
Gains on sales and calls, net	5,327	—	4,234	—	9,561
Effect of principal payments (3)	(21,399)	(3,099)	(22,592)	(3,172)	(50,262)
Change in fair value, net	(7,203)	3,257	40,563	14,083	50,700
Ending Fair Value	$215,999	$39,033	$858,169	$243,071	$1,356,272

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior RMBS.

(2)	Our commercial securities are primarily comprised of Agency multifamily securities.

(3)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

At September 30, 2017, our securities consisted of fixed-rate assets (78%), adjustable-rate assets (5%), hybrid assets that reset within the next year (9%), and hybrid assets that reset between 12 and 36 months (8%).

We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our real estate securities that were financed with repurchase debt at September 30, 2017.
Table 17 – Real Estate Securities Financed with Repurchase Debt

September 30, 2017	Real Estate Securities	Repurchase Debt	Allocated Capital	Weighted Average Price(1)	Financing Haircut(2)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Senior	$102,697	$(90,205)	$12,492	$98	13%
Subordinate - Mezzanine	337,153	(280,633)	56,520	99	17%
Total Residential Securities	439,850	(370,838)	69,012	99	16%
Commercial/Multifamily Securities	223,269	(178,973)	44,296	96	20%
Total	$663,119	$(549,811)	$113,308

(1)	GAAP fair value per $100 of principal.

(2)	Allocated capital divided by GAAP fair value.
At September 30, 2017, we had short-term debt incurred through repurchase facilities of $550 million, which was secured by $663 million of real estate securities. The remaining $693 million of our securities were financed with capital. Our repo borrowings were made under facilities with eight different counterparties, and the weighted average cost of funds for these facilities during the third quarter of 2017 was approximately 2.48% per annum.
At September 30, 2017, the securities we financed through repurchase facilities had no material credit issues. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.
The majority of the $103 million of senior securities noted in the table above are supported by seasoned residential loans originated prior to 2008. The $337 million of mezzanine securities financed through repurchase facilities at September 30, 2017 carry investment grade credit ratings and are supported by residential loans originated between 2012 and 2017. The loans underlying these securities have experienced minimal delinquencies to date. The $223 million of multifamily securities financed through repurchase facilities at September 30, 2017 carry investment grade credit ratings with 7%-8% of structural credit enhancement.
The following table presents our residential securities at September 30, 2017 and December 31, 2016, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, re-REMIC, and subordinate). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 18 – Residential Securities by Vintage and Type

September 30, 2017	Sequoia 2012-2017	Third Party 2013-2017	Agency CRT 2013-2017	Third Party <=2008	Total Residential Securities	% of Total Residential Securities
(Dollars in Thousands)
Senior	$34,276	$24,574	$—	$157,149	$215,999	19%
Re-REMIC	—	—	—	39,033	39,033	4%
Subordinate
Mezzanine (1)	157,050	177,865	—	—	334,915	30%
Subordinate	131,929	77,625	286,780	26,920	523,254	47%
Total Subordinate	288,979	255,490	286,780	26,920	858,169	77%
Total Securities (2)	$323,255	$280,064	$286,780	$223,102	$1,113,201	100%

December 31, 2016	Sequoia 2012-2016	Third Party 2013-2016	Agency CRT 2013-2016	Third Party <=2008	Total Residential Securities	% of Total Residential Securities
(Dollars in Thousands)
Senior	$26,618	$5,611	$—	$141,384	$173,613	19%
Re-REMIC	—	—	—	85,479	85,479	9%
Subordinate
Mezzanine (1)	136,007	179,390	—	—	315,397	34%
Subordinate	113,310	64,450	152,126	22,294	352,180	38%
Total Subordinate	249,317	243,840	152,126	22,294	667,577	72%
Total Securities	$275,935	$249,451	$152,126	$249,157	$926,669	100%

(1)	Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

(2)
Excludes $31 million of securities retained from our consolidated Sequoia Choice securitization. For GAAP purposes we consolidated $317 million of residential loans and $286 million of non-recourse ABS debt associated with these retained securities.

At September 30, 2017 and December 31, 2016, we held $243 million and $92 million, respectively, of commercial securities that were all classified as subordinate securities and issued from 2015 through 2017. At September 30, 2017 and December 31, 2016, commercial securities included $223 million and $74 million, respectively, of multifamily securities issued by Agencies and the remainder were third-party CMBS.
At both September 30, 2017 and December 31, 2016, our available-for-sale securities were entirely comprised of residential securities. The following tables present the components of the interest income we earned on AFS securities for the three and nine months ended September 30, 2017 and 2016.
Table 19 – Interest Income — AFS Securities

Three Months Ended September 30, 2017					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$1,374	$1,928	$3,302	$103,781	5.30%	7.43%	12.73%
Re-REMIC	696	734	1,430	46,646	5.97%	6.29%	12.26%
Subordinate
Mezzanine	1,136	509	1,645	115,565	3.93%	1.76%	5.69%
Subordinate	2,897	1,460	4,357	154,904	7.48%	3.77%	11.25%
Total AFS Securities	$6,103	$4,631	$10,734	$420,896	5.80%	4.40%	10.20%

Three Months Ended September 30, 2016					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$609	$529	$1,138	$68,219	3.57%	3.10%	6.67%
Re-REMIC	1,799	3,596	5,395	113,638	6.33%	12.66%	18.99%
Subordinate
Mezzanine	1,764	665	2,429	180,108	3.92%	1.48%	5.40%
Subordinate	2,473	1,334	3,807	126,877	7.80%	4.21%	12.01%
Total AFS Securities	$6,645	$6,124	$12,769	$488,842	5.44%	5.01%	10.45%

Nine Months Ended September 30, 2017					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$3,976	$5,971	$9,947	$100,808	5.26%	7.90%	13.16%
Re-REMIC	2,476	2,619	5,095	57,283	5.76%	6.10%	11.86%
Subordinate
Mezzanine	3,818	1,777	5,595	131,460	3.87%	1.80%	5.67%
Subordinate	8,479	4,330	12,809	151,487	7.46%	3.81%	11.27%
Total AFS Securities	$18,749	$14,697	$33,446	$441,038	5.67%	4.44%	10.11%

Nine Months Ended September 30, 2016					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$3,594	$3,832	$7,426	$126,592	3.79%	4.04%	7.83%
Re-REMIC	5,484	10,400	15,884	112,029	6.53%	12.38%	18.91%
Subordinate
Mezzanine	5,745	2,038	7,783	193,643	3.96%	1.40%	5.36%
Subordinate	7,119	4,261	11,380	121,014	7.84%	4.69%	12.53%
Total AFS Securities	$21,942	$20,531	$42,473	$553,278	5.29%	4.95%	10.24%
During the fourth quarter of 2016 and the first nine months of 2017, several Re-REMIC securities we held were exchanged for the underlying senior securities. Several of these exchanged investments had higher relative yields and, as such, the balance of our investments in Re-REMICs and their associated yields declined and the yields of our senior securities increased during the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
The following tables present the components of carrying value at September 30, 2017 and December 31, 2016 for our AFS securities.
Table 20 – Carrying Value of AFS Securities

September 30, 2017	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$156,936	$44,896	$442,219	$644,051
Credit reserve	(3,024)	(5,810)	(38,041)	(46,875)
Unamortized discount, net	(36,575)	(10,412)	(142,405)	(189,392)
Amortized cost	117,337	28,674	261,773	407,784
Gross unrealized gains	37,155	10,359	83,185	130,699
Gross unrealized losses	(1,260)	—	(1,085)	(2,345)
Carrying Value	$153,232	$39,033	$343,873	$536,138

December 31, 2016	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$148,862	$95,608	$456,359	$700,829
Credit reserve	(4,814)	(6,857)	(35,802)	(47,473)
Unamortized discount, net	(41,877)	(19,613)	(136,622)	(198,112)
Amortized cost	102,171	69,138	283,935	455,244
Gross unrealized gains	36,304	16,341	68,032	120,677
Gross unrealized losses	(1,929)	—	(1,240)	(3,169)
Carrying Value	$136,546	$85,479	$350,727	$572,752
We designate any amount of unpaid principal balance that we do not expect to receive and thus do not expect to earn or recover as a credit reserve on each security. Any remaining net unamortized discounts or premiums on the security are amortized into income over time using the effective yield method.
At September 30, 2017, credit reserves for our AFS securities totaled $47 million, or 7.3% of the principal balance of our AFS securities, as compared to $47 million, or 6.8%, at December 31, 2016. During the nine months ended September 30, 2017, increases resulting from acquisitions and impairments were partially offset by reductions in the credit reserve from realized losses, sales and transfers out of credit reserve to accretable discount. During the three and nine months ended September 30, 2017, realized credit losses on our residential securities totaled $1 million and $3 million, respectively. During the three and nine months ended September 30, 2016, realized credit losses on our residential securities totaled $0.3 million and $3 million, respectively.
Residential Loans Held-for-Investment at Sequoia Choice Portfolio

During the third quarter of 2017, we issued our first securitization primarily comprised of expanded-prime Choice loans. We consolidate this Sequoia Choice securitization entity for financial reporting purposes in accordance with GAAP. This entity is independent of Redwood and the assets and liabilities of this entity are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia Choice entity at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At September 30, 2017, the estimated fair value of our economic investment in the consolidated Sequoia Choice entity was $31 million, and was comprised of retained subordinate securities.

The following table presents the balance sheets of the consolidated Sequoia Choice entity at September 30, 2017 and December 31, 2016.
Table 21 – Consolidated Sequoia Choice Entity Balance Sheets

(In Thousands)	September 30, 2017	December 31, 2016
Residential loans, held-for-investment, at fair value	$317,303	$—
Other assets	1,266	—
Total Assets	$318,569	$—
Other liabilities	$1,045	$—
Asset-backed securities issued, at fair value	286,328	—
Total liabilities	287,373	—
Equity (fair value of Redwood's retained investments in entity)	31,196	—
Total Liabilities and Equity	$318,569	$—

The following table provides details of residential loan activity at the consolidated Sequoia Choice entity for the three and nine months ended September 30, 2017 and 2016.
Table 22 – Residential Loans Held-for-Investment at Sequoia Choice - Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Balance at beginning of period	$—	$—	$—	$—
New securitization issuance	318,129		318,129
Changes in fair value, net	(826)	—	(826)	—
Balance at End of Period	$317,303	$—	$317,303	$—
The outstanding loans held-for-investment at our Sequoia Choice entity at September 30, 2017 were prime-quality, first lien, 30-year, fixed-rate loans and were originated in 2014 or later. The gross weighted average coupon of these loans was 4.98%, the weighted average FICO score of borrowers backing these loans was 744 (at origination) and the weighted average original LTV ratio was 75% (at origination). At September 30, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
Mortgage Servicing Rights Portfolio
Our MSRs are held and managed at our taxable REIT subsidiary and typically are acquired together with loans from originators and then separately recognized under GAAP when the MSR is retained and the associated loan is sold to a third party or transferred to a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. In addition, we have also purchased MSRs on a flow basis from third parties that sold the associated loans directly to the Agencies. Although we own the rights to service loans, we contract with sub-servicers to perform these activities. Our receipt of MSR income is not subject to any covenants other than customary performance obligations associated with servicing residential loans. If a sub-servicer we contract with was to fail to perform these obligations, our servicing rights could be terminated and we would evaluate our MSR asset for impairment at that time.
The following table provides the activity for MSRs by portfolio for the three and nine months ended September 30, 2017.
Table 23 – MSR Activity by Portfolio

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(In Thousands)	Jumbo	Conforming	Total MSRs	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$63,084	$686	$63,770	$60,003	$58,523	$118,526
Additions
MSRs retained from Sequoia securitizations	—	—	—	7,123	—	7,123
MSRs retained from third-party loan sales	—	—	—	263	—	263
Purchased MSRs	—	256	256	—	571	571
Sold MSRs	—	—	—	—	(52,966)	(52,966)
Market valuation adjustments	(1,281)	183	(1,098)	(5,586)	(5,003)	(10,589)
Balance at End of Period	$61,803	$1,125	$62,928	$61,803	$1,125	$62,928
During the nine months ended September 30, 2017, we sold conforming MSRs with a fair value of $53 million. The remaining $63 million of MSRs are primarily associated with loans transferred to Sequoia securitizations we completed over the past several years.

The following table presents characteristics of our MSR investments and their associated loans at September 30, 2017.
Table 24 – Characteristics of MSR Investments Portfolio

(Dollars In Thousands)	September 30, 2017
Unpaid principal balance	$5,747,006
Fair value of MSRs	$62,928
MSR values as percent of unpaid principal balance	1.09%
Gross cash yield (1)	0.26%
Number of loans	8,900
Average loan size	$646
Average coupon	3.96%
Average loan age (months)	38
Average original loan-to-value	67%
Average original FICO score	770
60+ day delinquencies	0.08%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended September 30, 2017, by the weighted average notional balance of loans associated with MSRs we owned during that period.

At September 30, 2017, nearly all of our MSRs were comprised of base MSRs and we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At September 30, 2017 and December 31, 2016, we had $0.5 million and $1 million of servicer advances outstanding related to our MSRs, respectively, which are presented in Other assets on our consolidated balance sheets.
Residential Mortgage Banking Segment
The following table presents the components of segment contribution for the Residential Mortgage Banking segment for the three and nine months ended September 30, 2017 and 2016.
Table 25 – Residential Mortgage Banking Segment Contribution

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Interest income
Loans	$10,626	$8,831	$1,795	$26,515	$24,038	$2,477
Sequoia securities	—	—	—	—	572	(572)
Total interest income	10,626	8,831	1,795	26,515	24,610	1,905
Interest expense	(4,135)	(3,826)	(309)	(11,462)	(10,719)	(743)
Net interest income	6,491	5,005	1,486	15,053	13,891	1,162
Mortgage banking activities, net	21,200	9,766	11,434	50,850	26,774	24,076
Direct operating expenses	(6,107)	(5,807)	(300)	(18,009)	(17,175)	(834)
Segment contribution before income taxes	21,584	8,964	12,620	47,894	23,490	24,404
Provision for income taxes	(4,829)	(240)	(4,589)	(12,251)	(240)	(12,011)
Segment Contribution	$16,755	$8,724	$8,031	$35,643	$23,250	$12,393

The following tables provide the activity of unsecuritized residential loans during the three and nine months ended September 30, 2017 and 2016.
Table 26 – Residential Loans Held-for-Sale — Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Balance at beginning of period	$837,371	$882,380	$835,399	$1,115,738
Acquisitions	1,462,116	1,252,135	3,791,471	3,812,863
Sales (1)	(1,393,323)	(774,106)	(3,465,835)	(2,874,215)
Transfers between portfolios (2)	20,025	(151,919)	(226,893)	(821,273)
Principal repayments	(16,436)	(20,574)	(38,704)	(56,495)
Changes in fair value, net	15,928	598	30,243	11,896
Balance at End of Period	$925,681	$1,188,514	$925,681	$1,188,514

(1)
Includes $318 million of Choice loans securitized during the third quarter of 2017, which were not treated as sales for GAAP purposes and continue to be reported on our consolidated balance sheets within our Investment Portfolio segment.

(2)	Represents the net transfers of loans out of our Residential Mortgage Banking segment into our Investment Portfolio segment and their reclassification from held-for-sale to held-for-investment.
Overview
During the first nine months of 2017, we purchased $3.79 billion of predominately prime residential jumbo loans, sold $874 million of jumbo loans to third parties and securitized $2.59 billion of jumbo loans through our Sequoia platform. In addition, we had net transfers of $227 million of jumbo loans to our Investment Portfolio segment and financed them with borrowings from the FHLBC. Our pipeline of loans identified for purchase at September 30, 2017 included $1.49 billion of jumbo loans.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At September 30, 2017, we had $438 million of warehouse debt outstanding to fund our residential loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the third quarter of 2017 was 2.86% per annum. Our warehouse capacity at September 30, 2017 totaled $1.33 billion across four separate counterparties, which should continue to provide sufficient liquidity to fund our residential mortgage banking operations in the near-term.
Our residential mortgage banking operations created investments that allowed us to deploy $57 million of capital into our investment portfolio during the first nine months of 2017. At September 30, 2017, we had 446 loan sellers, up from 406 at the end of 2016. This included 187 jumbo sellers and 259 sellers from various FHLB districts participating in the FHLB's MPF Direct program.
Net Interest Income
Net interest income from residential mortgage banking is primarily comprised of interest income earned on residential loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on our consolidated balance sheet.
Net interest income from residential mortgage banking increased for both the three- and nine-month periods, primarily due to lower loan warehouse borrowings used to finance our residential loans held-for-sale for each period in 2017, as compared to 2016.
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
Table 27 – Components of Residential Mortgage Banking Activities, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Changes in fair value of:
Residential loans, at fair value (1)	$28,135	$12,671	$15,464	$63,122	$47,456	$15,666
Sequoia securities	—	—	—	—	1,455	(1,455)
Risk management derivatives (2)	(7,077)	(3,287)	(3,790)	(13,787)	(22,743)	8,956
Other income, net (3)	142	382	(240)	1,515	606	909
Total Residential Mortgage Banking Activities, Net	$21,200	$9,766	$11,434	$50,850	$26,774	$24,076

(1)	Includes changes in fair value for loan purchase commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.
The increases in mortgage banking activities, net for both the three- and nine-month periods were primarily due to higher loan purchase volume and higher gross margins primarily due to improved securitization execution in 2017 as compared to 2016.
Loan purchase commitments ("LPCs"), adjusted for fallout expectations, were $1.57 billion and $4.07 billion for the three and nine months ended September 30, 2017, respectively. Our gross margins for our jumbo loans, which we define as net interest income plus income from mortgage banking activities, divided by LPCs, benefited from tightening credit spreads for both securitizations and whole loans during the first nine months of 2017 and remained above our long-term expectations.
At both September 30, 2017 and December 31, 2016, we had repurchase reserves of $4 million outstanding related to residential loans sold through this segment. For the nine months ended September 30, 2017 and 2016, we recorded $0.2 million of reversal of provision for repurchases and $0.5 million of provision for repurchases, respectively, that was included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at September 30, 2017.
Table 28 – Characteristics of Residential Loans Held-for-Sale

September 30, 2017	Principal Value	Weighted Average Coupon
(Dollars in Thousands)
First Lien Prime
Fixed - 30 year	$771,172	4.34%
Fixed - 10, 15, 20, & 25 year	28,869	3.75%
Hybrid	102,843	3.50%
ARM	703	2.53%
Total Outstanding Principal	$903,587

Operating Expenses and Taxes
Operating expenses for this segment primarily include costs associated with the underwriting, purchase and sale of jumbo residential loans. Operating expenses were relatively consistent for both the three- and nine-month periods.
All residential mortgage banking activities are performed at our taxable REIT subsidiary and the provision for income taxes is generally correlated to the amount of this segment's contribution before income taxes in relation to the TRS's overall GAAP income and associated tax provision. The increase in provision for income taxes in both the three- and nine-month periods primarily resulted from higher segment contribution before income taxes for both periods in 2017. In addition, during 2016 we reversed our valuation allowance on certain deferred tax assets, which further reduced our tax provision in those periods.
Results of Consolidated Legacy Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Legacy Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At September 30, 2017, the estimated fair value of our investments in the consolidated Legacy Sequoia entities was $19 million.

The following tables present the statements of income for the three and nine months ended September 30, 2017, and the balance sheets of the consolidated Legacy Sequoia entities at September 30, 2017 and December 31, 2016. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 29 – Consolidated Legacy Sequoia Entities Statements of Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2017	2016	Change	2017	2016	Change
Interest income	$4,875	$4,837	$38	$14,576	$14,525	$51
Interest expense	(3,838)	(3,274)	(564)	(11,046)	(9,842)	(1,204)
Net interest income	1,037	1,563	(526)	3,530	4,683	(1,153)
Investment fair value changes, net	(1,045)	(255)	(790)	(3,842)	(2,086)	(1,756)
Net Income from Consolidated Legacy Sequoia Entities	$(8)	$1,308	$(1,316)	$(312)	$2,597	$(2,909)
Table 30 – Consolidated Legacy Sequoia Entities Balance Sheets

(In Thousands)	September 30, 2017	December 31, 2016
Residential loans, held-for-investment, at fair value	$673,134	$791,636
Other assets	4,065	6,681
Total Assets	$677,199	$798,317
Other liabilities	$540	$518
Asset-backed securities issued, at fair value	657,960	773,462
Total liabilities	658,500	773,980
Equity (fair value of Redwood's retained investments in entities)	18,699	24,337
Total Liabilities and Equity	$677,199	$798,317

Net Interest Income at Consolidated Legacy Sequoia Entities
The decreases in net interest income for the three- and nine-month periods were primarily attributable to the continued pay down of loans at the consolidated entities.
Investment Fair Value Changes, net at Consolidated Legacy Sequoia Entities

Investment fair value changes, net at consolidated Legacy Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities, which netted together represent the change in value of our retained investments in the consolidated Legacy Sequoia entities. The negative investment fair value changes in both three- and nine-month periods were primarily related to the reduction in basis of retained IO securities as the loans underlying these securities continued to pay down.
Residential Loans at Consolidated Legacy Sequoia Entities
The following table provides details of residential loan activity at consolidated Legacy Sequoia entities for the three and nine months ended September 30, 2017 and 2016.
Table 31 – Residential Loans at Consolidated Legacy Sequoia Entities — Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Balance at beginning of period	$707,686	$880,197	$791,636	$1,021,870
Principal repayments	(37,742)	(46,810)	(139,099)	(147,748)
Transfers to REO	(1,133)	(2,612)	(3,177)	(8,412)
Deconsolidation adjustments	—	—	—	(6,871)
Changes in fair value, net	4,323	9,201	23,774	(18,863)
Balance at End of Period	$673,134	$839,976	$673,134	$839,976
Characteristics of Loans at Consolidated Legacy Sequoia Entities
The following table highlights unpaid principal balances for loans at consolidated Legacy Sequoia entities by product type at September 30, 2017.
Table 32 – Characteristics of Loans at Consolidated Legacy Sequoia Entities

September 30, 2017
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
First Lien
Hybrid (1)	$15,709	3.29%
ARM	722,133	2.62%
Total Outstanding Principal	$737,842

(1)	All of these loans have reached the initial interest rate reset date and are currently adjustable rate mortgages.
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise all of the loans in the consolidated Legacy Sequoia entities and were primarily originated in 2006 or prior. For outstanding loans at consolidated Legacy Sequoia entities at September 30, 2017, the weighted average FICO score of borrowers backing these loans was 728 (at origination) and the weighted average original LTV ratio was 66% (at origination). At September 30, 2017 and December 31, 2016, the unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $14 million and $19 million, respectively, and the unpaid principal balance of loans in foreclosure was $12 million and $11 million, respectively.

Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three and nine months ended September 30, 2017 and 2016. For each of these periods, we had no undistributed REIT taxable income.
Table 33 – Taxable Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except per Share Data)	2017 est. (1)	2016	2017 est. (1)	2016
REIT taxable income	$19,923	$26,001	$56,042	$71,169
Taxable REIT subsidiary income	17,781	10,896	36,528	41,010
Total Taxable Income	$37,704	$36,897	$92,570	$112,179

REIT taxable income per share	$0.26	$0.34	$0.73	$0.93
Total taxable income per share	$0.49	$0.48	$1.21	$1.46

Distributions to shareholders	$21,593	$21,536	$64,753	$64,759
Distributions to shareholders per share	$0.28	$0.28	$0.84	$0.84

(1)	Our tax results for the three and nine months ended September 30, 2017 are estimates until we file our tax return for 2017.

We currently expect all or nearly all of the dividends we distribute in 2017 will be taxable to shareholders as ordinary income and a smaller portion, if any, will be a return of capital, which is generally non-taxable. Based on federal income tax rules related to capital loss carryforwards, none of our 2017 dividend distributions are expected to be characterized as long-term capital gains for federal income tax purposes.
Tax Provision under GAAP

For the three and nine months ended September 30, 2017, we recorded tax provisions of $5 million and $17 million, respectively, compared to a tax provision of $1 million for both the three and nine months ended September 30, 2016. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The change in tax provision year-over-year was primarily the result of us benefiting from the reversal of the valuation allowance recorded against our federal net deferred tax assets ("DTAs") in 2016. As the federal valuation allowance was fully released in 2016, our TRS effective tax rate in 2017 is expected to be approximately equal to the federal statutory rate. The income or loss generated at our TRS will not affect the tax characterization of our 2017 dividends.

Realization of our DTAs is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2016, we reported net federal ordinary and capital deferred tax liabilities ("DTLs"), and, as such, had no associated valuation allowance. As a result of GAAP income at our TRS, we forecast that we will report net federal ordinary and capital DTLs at December 31, 2017 and consequently no valuation allowance is expected to be recorded against any federal DTA. Consistent with prior periods, we continued to maintain a valuation allowance against our net state DTAs. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations.

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
The table below reconciles our estimated total taxable income to our GAAP income for the nine months ended September 30, 2017.
Table 34 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Nine Months Ended September 30, 2017
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$137,254	$27,299	$164,553	$176,589	$(12,036)
Interest expense	(41,251)	(21,038)	(62,289)	(72,708)	10,419
Net interest income	96,003	6,261	102,264	103,881	(1,617)
Realized credit losses	(2,865)	—	(2,865)	—	(2,865)
Mortgage banking activities, net	—	41,905	41,905	50,850	(8,945)
MSR income, net	—	5,149	5,149	6,106	(957)
Investment fair value changes, net	(14,476)	5,213	(9,263)	9,990	(19,253)
Operating expenses	(32,883)	(22,684)	(55,567)	(56,789)	1,222
Other income	11,021	779	11,800	3,367	8,433
Realized gains, net	(736)	—	(736)	8,809	(9,545)
Provision for income taxes	(22)	(95)	(117)	(16,741)	16,624
Net Income	$56,042	$36,528	$92,570	$109,473	$(16,903)

Income per basic common share	$0.73	$0.48	$1.21	$1.39	$(0.18)
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
Our total capital was $1.78 billion at September 30, 2017, and included $1.21 billion of equity capital and $0.57 billion of the total $2.57 billion of long-term debt on our consolidated balance sheet. This portion of debt included $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, and $140 million of trust-preferred securities due in 2037.
As of September 30, 2017, we estimate that our available capital was approximately $330 million. Although we continue to evaluate our options with regard to our upcoming $250 million convertible debt maturity, at current market prices the excess cost to retire this debt prior to maturity is unattractive relative to alternative short-term uses of cash. In addition, we believe we can source incremental capital on an as-needed basis for redeployment through continued optimization of our investment portfolio.
In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2017, there were no shares acquired under this authorization. At September 30, 2017, approximately $86 million of this current authorization remained available for the repurchases of shares of our common stock. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital described above.
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
Cash Flows and Liquidity for the Nine Months Ended September 30, 2017
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.

Cash Flows from Operating Activities
Cash flows from operating activities were negative $629 million during the nine months ended September 30, 2017. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $13 million and positive $75 million during the first nine months of 2017 and 2016, respectively. Contributing to the negative cash flows from operating activities during the first nine months of 2017 were $38 million of net cash outflows associated with margin funding requirements for our derivatives and short-term debt, which are presented as Other assets on our consolidated balance sheets.
Cash Flows from Investing Activities
During the nine months ended September 30, 2017, our net cash provided by investing activities was $205 million and primarily resulted from principal payments on loans held-for-investment at Redwood and at our consolidated Sequoia entities, proceeds from sales of MSRs, and principal payments from, and proceeds from net sales of, real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any.
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
In addition, during the nine months ended September 30, 2017, we had transfers of residential loans with a carrying value of $644 million from held-for-sale to held-for-investment, and we retained MSRs with a carrying value of $7 million from the sale of residential loans. These non-cash transactions were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the nine months ended September 30, 2017, our net cash provided by financing activities was $468 million. This primarily resulted from the issuance of asset-backed securities from our Sequoia Choice securitization in the third quarter of 2017, the issuance of convertible debt in August 2017, and $159 million of net borrowings of short-term debt, which were partially offset by $146 million of repayments of ABS issued.
 In December 2016, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2017. During the nine months ended September 30, 2017, we paid $66 million of cash dividends on our common stock, representing cumulative dividends of $0.84 per share. Additionally, in November 2017, the Board of Directors declared a regular dividend of $0.28 per share for the fourth quarter of 2017, which is payable on December 28, 2017 to shareholders of record on December 15, 2017.
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
At September 30, 2017, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $438 million (secured by residential loans with an aggregate fair value of $493 million) and a total uncommitted borrowing limit of $1.33 billion. In addition, at September 30, 2017, we had an aggregate outstanding short-term debt balance of $550 million under eight securities repurchase facilities, which were secured by securities with a fair market value of $663 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value of $6 million) at September 30, 2017.

During the three months ended June 30, 2017, $288 million principal amount of our convertible notes due in 2018 and $2 million of associated unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the three months ended June 30, 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At September 30, 2017, the outstanding principal amount of these notes was $250 million.
At September 30, 2017, we had $1.24 billion of short-term debt outstanding. During the first nine months of 2017, the highest balance of our short-term debt outstanding was $1.60 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At September 30, 2017, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the nine months ended September 30, 2017, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through a five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At September 30, 2017, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.26% per annum and a weighted average maturity of eight years. At September 30, 2017, accrued interest payable on these borrowings was $4 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.26 billion at September 30, 2017. In addition, cash of $24 million served as collateral for these borrowings at September 30, 2017, and is presented as restricted cash on our consolidated balance sheet. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At September 30, 2017, our subsidiary held $43 million of FHLBC stock that is included in Other assets on our consolidated balance sheets.
Convertible Notes
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. After deducting the underwriting discount and issuance costs, we received approximately $238 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At September 30, 2017, the outstanding principal amount of these notes was $245 million. At September 30, 2017, the accrued interest payable balance on this debt was $1 million.
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. During the nine months ended September 30, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At September 30, 2017, the outstanding principal amount of these notes was $201 million. At September 30, 2017, the accrued interest payable balance on this debt was $4 million.

In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred securities issuance costs, the weighted average interest expense yield on these convertible notes is approximately 4.8% per annum. During the three months ended June 30, 2017, $288 million principal amount of these convertible notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the three months ended June 30, 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At September 30, 2017, the outstanding principal amount of these notes was $250 million. At September 30, 2017, the accrued interest payable balance on this debt was $5 million.

Trust Preferred Securities and Subordinated Notes
At September 30, 2017, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% and must be redeemed no later than 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred securities issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.8% per annum. These swaps are accounted for as cash flow hedges with all interest recorded as a component of net interest income and other valuation changes recorded as a component of equity.
 Asset-Backed Securities
At September 30, 2017, there were $738 million (principal balance) of loans owned at consolidated Legacy Sequoia securitization entities, which were funded with $730 million (principal balance) of ABS issued at these entities. In addition, at September 30, 2017, there were $308 million (principal balance) of loans owned at the consolidated Sequoia Choice securitization entity, which was funded with $277 million (principal balance) of ABS issued at this entity. The loans and ABS issued from these entities are reported at estimated fair value. See the subsections titled "Residential Loans at Sequoia Choice" and "Results of Consolidated Legacy Sequoia Entities" in the Results of Operations section of this MD&A for additional details on these entities.
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

At September 30, 2017, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at September 30, 2017 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at September 30, 2017 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements.
Contractual Obligations
The following table presents our contractual obligations and commitments at September 30, 2017, as well as the obligations of the securitization entities that we consolidate for financial reporting purposes.
Table 35 – Contractual Obligations and Commitments

September 30, 2017	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$988	$—	$—	$—	$988
Convertible notes	250	201	—	245	696
Anticipated interest payments on convertible notes	35	40	23	12	110
FHLBC borrowings	—	—	—	2,000	2,000
Anticipated interest payments on FHLBC borrowings	36	88	98	154	376
Other long-term debt	—	—	—	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	136	183
Accrued interest payable	17	—	—	—	17
Operating leases	2	4	3	9	18
Total Redwood Obligations and Commitments	$1,337	$352	$143	$2,696	$4,528
Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$—	$—	$—	$1,007	$1,007
Anticipated interest payments on ABS (3)	28	57	55	249	389
Accrued interest payable	2	—	—	—	2
Total Obligations of Entities Consolidated for Financial Reporting Purposes	30	57	55	1,256	1,398
Total Consolidated Obligations and Commitments	$1,367	$409	$198	$3,952	$5,926

(1)	Includes anticipated interest payments related to hedges.

(2)
All consolidated ABS issued are collateralized by real estate loans. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)
The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at September 30, 2017.

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
Other Risks
In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, and in this Quarterly Report on Form 10-Q.
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
There have been no changes in our internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”) alleging that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleges claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at September 30, 2017, the FHLB-Seattle has received approximately $125 million of principal and $11 million of interest payments in respect of the Seattle Certificate. As of September 30, 2017, the Seattle Certificate had a remaining outstanding principal amount of approximately $8 million. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”) alleging that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at September 30, 2017, approximately $14 million of principal and $1 million of interest payments have been made in respect of the Schwab Certificate. As of September 30, 2017, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.

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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At September 30, 2017, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 and under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. In addition, the following risk factor reflects recent developments.

Risks Related to the Potential Elimination or Reduction of the Mortgage-Interest Tax Deduction

Proposed federal tax legislation that was released on November 2, 2017 by the Chair of the Ways and Means Committee of the U.S. House of Representatives would limit the personal income tax deduction of mortgage interest on newly originated residential mortgages in several ways. It is unclear whether this proposed tax reform proposal will be enacted into law as proposed, modified, or abandoned. Elimination of, or restrictions on, the mortgage-interest tax deduction could negatively affect the U.S. housing market, the market value of residential mortgage loans and residential mortgage-backed securities, and the volume of future originations of residential mortgage loans, particularly jumbo mortgage loans, all of which could negatively impact our business or financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three and nine months ended September 30, 2017, there were no shares acquired under this authorization. At September 30, 2017, approximately $86 million of this current authorization remained available for the repurchase of shares of our common stock.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2017.

	Total Number of Shares Purchased or Acquired		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
July 1, 2017 - July 31, 2017	—	(1)	$17.04	—	$—
August 1, 2017 - August 31, 2017	—		$—	—	$—
September 1, 2017 - September 30, 2017	—		$—	—	$86,109
Total	—		$17.04	—	$86,109

(1)	Represents fewer than 1,000 shares reacquired to satisfy tax withholding requirements related to the vesting of restricted shares.
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
3.2.2
First Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on May 21, 2012)

4.1
Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A, filed March 6, 2013).

4.2
Second Supplemental Indenture, dated August 18, 2017, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 4.75% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 18, 2017).

10.1*	Employment Agreement, by and between Dashiell I. Robinson and the Registrant, dated as of August 8, 2017.
10.2*	Side Letter Agreement, by and between Dashiell I. Robinson and the Registrant, dated as of August 8, 2017.
10.3	Amendment to Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of October 31, 2017.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016;
(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016;
(iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2017 and 2016;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2017 and 2016;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and
(vi) Notes to Consolidated Financial Statements.

* Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	November 7, 2017	By:	/s/ Martin S. Hughes
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2017	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
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
3.2.2
First Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on May 21, 2012)

4.1
Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A, filed March 6, 2013).

4.2
Second Supplemental Indenture, dated August 18, 2017, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 4.75% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 18, 2017).

10.1*	Employment Agreement, by and between Dashiell I. Robinson and the Registrant, dated as of August 8, 2017.
10.2*	Side Letter Agreement, by and between Dashiell I. Robinson and the Registrant, dated as of August 8, 2017.
10.3	Amendment to Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of October 31, 2017.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016;
(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016;
(iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2017 and 2016;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2017 and 2016;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and
(vi) Notes to Consolidated Financial Statements.

* Indicates exhibits that include management contracts or compensatory plan or arrangements.