Form 10-K
period 2017-12-31
REDWOOD TRUST INC
filed 2018-02-28
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,292,062,376 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock outstanding on February 26, 2018 was 75,557,381.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2017 ANNUAL REPORT ON FORM 10-K

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
Our Investment Portfolio segment includes a portfolio of investments in residential mortgage-backed securities ("RMBS") retained from our Sequoia securitizations, as well as RMBS issued by third parties and other credit risk-related investments. In addition, this segment includes a subsidiary of Redwood Trust that is a member of the Federal Home Loan Bank of Chicago ("FHLBC") and that utilizes attractive long-term financing from the FHLBC to make long-term investments directly in residential mortgage loans. Finally, this segment invests in MSRs associated with residential loans we have sold or securitized, as well as MSRs that we purchased from third parties. The Investment Portfolio segment’s main sources of revenue are interest income from investment portfolio securities and residential loans held-for-investment, as well as MSR income. Additionally, this segment may realize gains and losses upon the sale of securities. Funding expenses, hedging expenses, direct operating expenses, and tax provisions associated with these activities are also included in this segment.

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
Consolidated Securitization Entities
We sponsor our Sequoia securitization program, which we use for the securitization of residential mortgage loans. We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of certain Sequoia securitization entities we have sponsored for financial reporting purposes. However, each of these entities is independent of Redwood and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with our role as the sponsor or depositor of these entities and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold. We refer to certain of these securitization entities issued prior to 2012 as “consolidated Legacy Sequoia entities,” and the securitization entities formed in connection with the securitization of Redwood Choice expanded-prime loans as the "consolidated Sequoia Choice entities." Where applicable, in analyzing our results of operations, we distinguish results from current operations “at Redwood” and from consolidated Legacy Sequoia or Sequoia Choice entities.
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects; (ii) statements related to our financial outlook and expectations for 2018, including with respect to our investment portfolio and residential mortgage banking activities; (iii) statements regarding the upcoming maturity of convertible notes in 2018, including that we have sufficient capital to repay our maturing convertible debt due in April 2018, and that, going forward, we will consider the most efficient sources of capital both from optimization within our portfolio and from the capital markets; (iv) statements regarding the impact of the 2017 tax reform legislation on our business and on the broader housing market; (v) statements regarding mortgage banking activities, including statements relating to pending securitization activity, as well as the expansion of our core mortgage credit strategies through the growth of our expanded-prime Redwood Choice loan program and the pursuit of initiatives providing financing to single-family housing investors and providing new types of capital solutions to our existing loan sellers; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the fourth quarter of 2017 and at December 31, 2017, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (vii) statements relating to our estimate of our available capital (including that we estimate our capital available for investments at December 31, 2017 was approximately $280 million); (viii) statements we make regarding our dividend policy, including our intention to pay a regular dividend of $0.28 per share per quarter in 2018; and (ix) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

Important factors, among others, that may affect our actual results include:

•	the pace at which we redeploy our available capital into new investments;

•	interest rate volatility, changes in credit spreads, and changes in liquidity in the market for real estate securities and loans;

◦	"Credit spreads" is used generally to refer to the market value yield on a loan or security less the relevant risk-free benchmark interest rate;

•	changes in the demand from investors for residential mortgages and investments, and our ability to distribute residential mortgages through our whole-loan distribution channel;

•	our ability to finance our investments in securities and our acquisition of residential mortgages with short-term debt;

•	changes in the values of assets we own;

•
general economic trends, the performance of the housing, real estate, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers;

•	the impact of changes to U.S. federal income tax laws on the U.S. housing market, mortgage finance markets, and our business;

•	changes to fiscal, tax, and other federal policies by Congress or President Trump’s administration;

•	developments related to the fixed income and mortgage finance markets and the Federal Reserve’s statements regarding its future open market activity and monetary policy;

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

•	strategic business and capital deployment decisions we make;

•	our exposure to credit risk and the timing of credit losses within our portfolio;

•	the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own;

•	our exposure to adjustable-rate mortgage loans;

•	the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks;

•	changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies;

•	changes in interest rates;

•	changes in mortgage prepayment rates;

•	changes in liquidity in the market for real estate securities and loans;

•	our ability to finance the acquisition of real estate-related assets with short-term debt;

•	the ability of counterparties to satisfy their obligations to us;

•	our involvement in securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions;

•	exposure to claims and litigation, including litigation arising from our involvement in securitization transactions;

•	ongoing litigation against various trustees of RMBS transactions;

•	whether we have sufficient liquid assets to meet short-term needs;

•	our ability to successfully compete and retain or attract key personnel;

•	our ability to adapt our business model and strategies to changing circumstances;

•	changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities;

•	our exposure to a disruption or breach of the security of our technology infrastructure and systems;

•	exposure to environmental liabilities;

•	our failure to comply with applicable laws and regulations;

•	our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures;

•	the impact on our reputation that could result from our actions or omissions or from those of others; changes in accounting principles and tax rules;

•	our ability to maintain our status as a REIT for tax purposes;

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940;

•	decisions about raising, managing, and distributing capital; and

•	other factors not presently identified.
This Annual Report on Form 10-K may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

Certifications
Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 28, 2018, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on May 30, 2017 that he was unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.
Employees
As of December 31, 2017, Redwood employed 120 people.

Item 1A. Risk Factors

Risks Related to Recent or Potential Economic, Strategic, and Legislative/Regulatory Developments Affecting our Industry
General economic developments and trends and the performance of the housing, real estate, mortgage finance, and broader financial markets may adversely affect our business and the value of, and returns on, real estate-related and other assets we own or may acquire and could also negatively impact our business and financial results.

Our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, are affected by developments in the U.S. economy and the broader global economy. As a result, negative economic developments are likely to negatively impact our business and financial results. There are a number of factors that could contribute to negative economic developments, including, but not limited to, high unemployment, rising government debt levels, U.S. fiscal and monetary policy changes, including Federal Reserve policy shifts and changes in benchmark interest rates, changing U.S. consumer spending patterns, negative developments in the housing, multifamily, and real estate markets, and changing expectations for inflation and deflation. Additionally, changes and uncertainty resulting from the 2016 U.S. presidential election, the Trump administration, the U.K. vote to exit from the European Union and the potential for other countries to leave the E.U. could adversely impact financial markets, as well as domestic and global economic growth. Personal income and unemployment levels affect borrowers’ ability to repay residential mortgage loans underlying residential real estate-related assets we own (and renters’ ability to meet rental obligations underlying multifamily securities and loans secured by non-owner occupied rental properties we own), and there is risk that economic growth and activity could be weaker than anticipated or negative.

The economic downturn that began in 2007 and the significant government interventions into the financial markets and fiscal stimulus spending that occurred in subsequent years have contributed to significantly increased U.S. budget deficits and overall debt levels, and the federal tax reform legislation signed into law in December 2017 is forecast to further increase budget deficits over the next decade. In addition, under President Trump’s administration, further fiscal stimulus spending may occur relating to infrastructure, defense, or other areas that Congress and President Trump designate. These increases can put upward pressure on interest rates and could be among the factors that could lead to higher interest rates over the long-term future. Higher long-term interest rates could adversely affect our overall business, income, and our ability to pay dividends, as discussed further below under “Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.” Furthermore, our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates. In addition, near-term and long-term U.S. economic conditions could be impacted by changes in fiscal and tax policy.

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

Changes to the U.S. federal income tax laws could have an adverse impact on the U.S. housing market, mortgage finance markets, and our business.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which contains significant changes to the Internal Revenue Code for taxable years beginning in 2018. Among other things, the Tax Act reduced for individuals the annual residential mortgage-interest deduction for purchase money mortgage debt incurred after December 15, 2017, in taxable years beginning after December 31, 2017, and beginning before January 1, 2026, from $1,000,000 (or $500,000 in the case of married taxpayers filing separately) to $750,000 (or $375,000 in the case of married taxpayers filing separately), as well as eliminated for individuals the deduction for interest with respect to home equity indebtedness, with certain exceptions for indebtedness from refinancing existing indebtedness. The Tax Act also limits the state and local tax deduction for individuals to a combined $10,000 for income, sales, and property taxes (for both single and married tax filers) in taxable years beginning after December 31, 2017, and beginning before January 1, 2026. The reduction or limitation of these tax deductions could reduce home affordability and adversely affect home prices nationally and/or in local markets, particularly in states with high state and local taxes and property values. In addition, such changes could increase taxes payable by certain borrowers, thereby reducing their available cash and adversely impacting their ability to make payment on the mortgage loans, which in turn, could cause a rise in delinquencies. The limitations on these deductions could have an adverse impact on the U.S. residential housing market, the market value of residential mortgage loans and residential mortgage-backed securities, and the volume of future originations of residential mortgage loans, particularly jumbo mortgage loans, all of which could negatively impact our business or financial results.

Congress and President Trump’s administration have made and may continue to make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

President Trump has called for and, in some cases, already signed into law substantial changes to U.S. fiscal and tax policies, including corporate and individual tax reform. In addition, President Trump has called for significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. Some of the called-for changes would require Congressional approval, while other have already been, and may in the future be, carried out unilaterally by the executive branch of the U.S. government. To the extent Congress or President Trump implement changes to U.S. policy, those changes may impact, among other things, the U.S. economy, housing and housing finance markets, international trade, unemployment, immigration, the regulatory environment in the U.S. including banking regulations and the Dodd-Frank Act, international relations, inflation, unemployment, healthcare, and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long-term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Changing benchmark interest rates, and the Federal Reserve’s actions and statements regarding monetary policy, can affect the fixed income and mortgage finance markets in ways that could adversely affect our future business and financial results and the value of, and returns on, real estate-related investments and other assets we own or may acquire.

Statements by the Federal Reserve regarding monetary policy and the actions it takes to set or adjust monetary policy may affect the expectations and outlooks of market participants in ways that disrupt our business and adversely affect our financial results and the value of, and returns on, our portfolio of real-estate related investments and the pipeline of residential mortgage loans we own or may acquire. For example, since December 2015, the Federal Reserve has raised the target federal funds rate four times, bringing it from near zero to the current target level between 1.0% and 1.25%, and signaled that the federal funds rate could be increased further over the next several years. The increase in the federal funds rate may cause mortgage interest rates to rise. Increases in mortgage interest rates could reduce the volume of new mortgages originated, in particular the volume of mortgage refinancings. As another example, from 2013 through 2017, statements made by the Chair and other members of the Board of Governors of the Federal Reserve System and by other Federal Reserve Bank officials regarding the U.S. economy, future economic growth, the Federal Reserve’s future open market activity and monetary policy had a significant impact on, among other things, benchmark interest rates, the value of residential mortgage loans, and, more generally, the fixed income markets. These statements and the actions of the Federal Reserve, and other factors also significantly impacted many market participants’ expectations and outlooks regarding future levels of benchmark interest rates and the expected yields these market participants would require to invest in fixed income instruments, including most residential mortgages and residential mortgage-backed securities (RMBS).

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

As noted above, our business is affected by conditions in the housing, multifamily, and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal and state laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential real estate and housing finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential real estate, the markets for financing residential real estate, and the participants in residential real estate-related industries than they would with respect to other industries. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal and state governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material.

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

Alternatively, under President Trump’s administration the scope of financial reforms and the regulatory framework governing the financial system has been, and could continue to be, reduced or refocused. Trump administration policies, federal legislation, or executive or regulatory actions aimed at weakening or dismantling the Dodd-Frank Act or its regulatory apparatus, including by reducing capital requirements on banking institutions or by weakening or redirecting the CFPB, its leadership, or its enforcement capabilities or priorities, could result in increased competition from commercial banks and other large financial institutions that may have advantages due to their size and cost of capital.

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

Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could fail to improve our business and results of operations.

In December 2017 and January 2018, we announced several new initiatives to expand our mortgage banking and investment activities, including by exploring opportunities to provide expanded financing options to non-bank mortgage loan originators and expanding our mortgage loan purchase activity to include, for example, loans secured by non-owner occupied rental properties generally made up of one to four units (which we refer to as “business purpose real estate loans”). These new initiatives are intended to grow our mortgage banking business and allocate capital to profitable business and investment opportunities. These changes are premised on our outlook for economic and market conditions, secular trends in consumer demand for renting versus owning a residence, as well as competitive considerations. Over the long-term, the assumptions underlying these trends and changes could turn out to be incorrect or economic and market conditions could develop in a manner that is not consistent with the outlook we held. As a result, these new initiatives could fail to improve the long-term profitability of Redwood, could fail to result in capital being available for or deployed into more profitable businesses and investments, or could otherwise damage our business, our reputation, our ability to access financing, and our ability to raise capital, or could have other unforeseen consequences, any or all of which could result in a material adverse effect on our business and results of operations in the future. Decisions we make in the future about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could also fail to improve our business and results of operations.

In addition, in February 2016, our Board of Directors approved an additional authorization for the purchase of up to $100 million of Redwood common stock and also authorized the repurchase of other securities issued by Redwood, including convertible and exchangeable debt securities. Subsequently, between 2016 and early 2018, we repurchased approximately $50 million of our common stock at an average price per share of $13.87 and approximately $41 million of our outstanding debt securities. At December 31, 2017, approximately $77 million of this current authorization remained available for the repurchase of shares of our common stock. In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. If we repurchase shares of Redwood common stock or other securities issued by Redwood, it is because at the time we believe the shares or securities are trading at attractive levels relative to other uses of capital or investment opportunities then available to us; however, it is possible that other uses of this capital could have been more accretive to our earnings or book value or that subsequent capital needs arise that were not contemplated at the time we made these decisions. Our past and future decisions relating to the repurchases of Redwood common stock or other securities issued by Redwood could fail to improve our results of operations or could negatively impact our ability to execute our business plans, meet financial obligations, access financing, or raise additional capital, any or all of which could result in a material adverse effect on our business and results of operations in the future.

Risks Related to our Investments and Investing Activity
The nature of the assets we hold and the investments we make expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, or otherwise negatively affect our business.

Overview of credit risk

We assume credit risk primarily through the ownership of securities backed by residential, multifamily, and other real estate loans and through direct investments in residential real estate loans and other real estate loans. We may also assume similar credit risks through other types of transactions with counterparties who are seeking to reduce their exposure to credit risk or who are seeking financing for their own holdings of residential real estate loans or servicing rights relating to residential real estate loans. Credit losses on real estate loans can occur for many reasons, including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate; declining rents on single- and multifamily residential rental properties; natural disasters, the effects of climate change (including flooding, drought, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

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

Credit losses on business purpose real estate loans and real estate loans collateralizing multifamily securities can occur for many of the reasons noted above for residential real estate loans. Moreover, these types of real estate loans may not be fully amortizing and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance or sell the property at maturity. Business purpose real estate loans and real estate loans collateralizing multifamily securities are particularly sensitive to conditions in the rental housing market and to demand for rental residential properties.

We may have heightened credit losses associated with certain securities and investments we own.

Within a securitization of residential, multifamily, or business purpose real estate loans, various securities are created, each of which has varying degrees of credit risk. We may own the securities in which there is more (or the most) concentrated credit risk associated with the underlying real estate loans.

In general, losses on an asset securing a residential, multifamily, or business purpose real estate loan included in a securitization will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by the first-loss security holder, and then by holders of more senior securities. In the event the losses incurred upon default on the loan exceed any classes of securities junior to those in which we invest (if any), we may not be able to recover all of our investment in the securities we hold. In addition, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related security, then the first-loss securities may suffer a total loss of principal, followed by losses on the second-loss and then third-loss securities (or other residential and commercial securities that we own). In addition, with respect to residential securities we own, we may be subject to risks associated with the determination by a loan servicer to discontinue servicing advances (advances of mortgage interest payments not made by a delinquent borrower) if they deem continued advances to be unrecoverable, which could reduce the value of these securities or impair our ability to project and realize future cash flows from these securities.

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

Many of the real estate loans collateralizing multifamily securities we own and business purpose real estate loans we may acquire are only partially amortizing or do not provide for any principal amortization prior to a balloon principal payment at maturity. Commercial loans that only partially amortize or that have a balloon principal payment at maturity may have a higher risk of default at maturity than fully amortizing loans. In addition, since most of the principal of these loans is repaid at maturity, the amount of loss upon default is generally greater than on other loans that provide for more principal amortization.

We have concentrated credit risk in certain geographical regions and may be disproportionately affected by an economic or housing downturn, natural disaster, terrorist event, climate change, or any other adverse event specific to those regions.

A decline in the economy or difficulties in certain real estate markets, such as a high level of foreclosures in a particular area, are likely to cause a decline in the value of residential and multifamily properties. This, in turn, will increase the risk of delinquency, default, and foreclosure on real estate underlying securities and loans we hold with properties in those regions, and it will increase the risk of loss on other investments we own. This may then adversely affect our credit loss experience and other aspects of our business, including our ability to securitize (or otherwise sell) real estate loans and securities.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, flood, landslide, or wildfire), or the effects of climate change (including flooding, drought, and severe weather), may cause decreases in the value of real estate (including sudden or abrupt changes) and would likely reduce the value of the properties collateralizing real estate loans we own or those underlying the securities or other investments we own. For example, in 2017, hurricanes caused widespread flooding in Florida and Texas and wildfires and mudslides in northern and southern California destroyed or damaged thousands of homes. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or investments or on the pool of mortgage loans underlying securities we own.

A significant number of residential real estate loans that underlie the securities we own are secured by properties in California and, thus, we have a higher concentration of credit risk within California than in other states. Additional states where we have concentrations of residential loan credit risk are set forth in Note 6 to the Financial Statements within this Annual Report on Form 10-K. Balances on real estate loans collateralizing multifamily securities we own and business purpose real estate loans we may acquire are larger than residential loans and in the past we have had, and may have in the future, a geographically concentrated portfolio of such loans and securities. Real estate loans collateralizing multifamily securities we currently own are generally concentrated in Texas, California, Florida, Georgia, and Colorado.

The timing of credit losses can harm our economic returns.

The timing of credit losses can be a material factor in our economic returns from real estate loans, investments, and securities. If unanticipated losses occur within the first few years after a loan is originated, an investment is made, or a securitization is completed, those losses could have a greater negative impact on our investment returns than unanticipated losses on more seasoned loans, investments, or securities. In addition, higher levels of delinquencies and cumulative credit losses within a securitized loan pool can delay our receipt of principal and interest that is due to us under the terms of the securities backed by that pool. This would also lower our economic returns. The timing of credit losses could be affected by the creditworthiness of the borrower, the borrower’s willingness and ability to continue to make payments, and new legislation, legal actions, or programs that allow for the modification of loans or ability for borrowers to get relief through bankruptcy or other avenues.

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

The value of the homes or properties collateralizing or underlying real estate loans or investments may decline, and rents on single- and multifamily rental properties may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, larger balance loans, reduced documentation loans, subprime loans, alt-a loans, second lien loans, loans in certain locations, residential mortgage loans that are not “qualified mortgages” under regulations promulgated by the CFPB, and loans or investments that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans becomes real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

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

Credit ratings assigned to debt securities by the credit rating agencies may not accurately reflect the risks associated with those securities. Furthermore, downgrades in credit ratings could increase our credit risk, reduce our cash flows, or otherwise adversely affect our business and operations.

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

The economic returns we earn from most of the real estate securities and loans we own (directly or indirectly) are affected by the rate of prepayment of the underlying mortgage loans. Prepayments are difficult to accurately predict and adverse changes in the rate of prepayment could reduce our cash flows, earnings, and dividends. Adverse changes in cash flows would likely reduce the fair values of many of our assets, which could reduce our ability to borrow against our assets and may cause market valuation adjustments for GAAP purposes, which could reduce our reported earnings. While we estimate prepayment rates to determine the effective yield of our assets and valuations, these estimates are not precise and prepayment rates do not necessarily change in a predictable manner as a function of interest rate changes. Prepayment rates can change rapidly. As a result, changes can cause volatility in our financial results, affect our ability to securitize assets, affect our ability to fund acquisitions, and have other negative impacts on our ability to generate earnings.

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

Some of the loans and securities we own or may acquire have adjustable-rate coupons (i.e., they may earn interest at a rate that adjusts periodically based on an interest rate index). The cash flows we receive from these assets may vary as a function of interest rates, as may the reported earnings generated by these assets. We also acquire loans and securities for future sale, as assets we are accumulating for securitization, or as a longer-term investment. We expect to fund assets with a combination of equity, fixed rate debt and adjustable rate debt. To the extent we use adjustable rate debt to fund assets that have a fixed interest rate (or use fixed rate debt to fund assets that have an adjustable interest rate), an interest rate mismatch could exist and we could, for example, earn less (and fair values could decline) if interest rates rise, at least for a time. We may or may not seek to mitigate interest rate mismatches for these assets with hedges such as interest rate agreements and other derivatives and, to the extent we do use hedging techniques, they may not be successful.

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

If the assets we invest in or acquire in the future earn lower GAAP yields than do the assets we currently own, our reported earnings per share could decline over time as the older assets are paid down, are called, or are sold, assuming comparable expenses, credit costs, and market valuation adjustments. Under the effective yield method of accounting that we use for GAAP purposes for some of our assets, we recognize yields on assets based on our assumptions regarding future cash flows. A portion of the cash flows we receive may be used to reduce our basis in these assets. As a result of these various factors, our basis for GAAP amortization purposes may be lower than the current fair values of these assets. Assets with a lower GAAP basis than current fair values generate higher GAAP yields, and such yields are not necessarily available on newly acquired assets. Future economic conditions, including credit results, prepayment patterns, and interest rate trends, are difficult to project with accuracy over the life of the assets we acquire, so there will be volatility in the reported returns over time.

Our growth may be limited if assets are not available or not available at attractive prices.

To reinvest the proceeds from principal repayments we receive on our existing investments and deploy capital we raise, we must invest in or acquire new assets. If the availability of new assets is limited, we may not be able to invest in or acquire assets that will generate attractive returns. Generally, asset supply can be reduced if originations of a particular product are reduced or if there are fewer sales in the secondary market of seasoned product from existing portfolios. In particular, assets we believe have a favorable risk/reward ratio may not be available for purchase.

We do not originate residential loans; rather, we rely on the origination market to supply the types of loans we seek to invest in. At times, due to increases in interest rates, heightened credit concerns, strengthened underwriting standards, increased regulation, and/or concerns about economic growth or housing values, the volume of originations may decrease significantly. For example, in recent years residential mortgage interest rates were generally declining, with the result that a significant portion of industry-wide origination volumes were related to residential borrowers refinancing existing mortgage loans. To the extent interest rates continue to increase, the volume of refinance loans is likely to further decline and this volume may not return to previous levels. A reduced volume of loan originations may make it difficult for us to acquire loans and securities.

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

In 2014, we began entering into risk-sharing arrangements with Fannie Mae and Freddie Mac and more recently we have been purchasing credit risk transfer (CRT) securities issued by Fannie Mae and Freddie Mac under which we are compensated for agreeing to absorb credit losses on new conforming loans or for engaging in similar types of credit risk-sharing or -transfer structures. While these initiatives represent potential opportunities for future capital deployment, ultimately these initiatives may not produce sizable investment opportunities due to competition from other investors, regulatory issues, or housing finance reform at Fannie Mae and Freddie Mac.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to the types of investments we have traditionally made. Additionally, we may enter into or engage in various types of securitizations, transactions, services, and other operating businesses that are different than the types we have traditionally entered into or engaged in. For example, in 2014 our FHLBC-member subsidiary established a borrowing facility with the FHLBC that provides a source of long-term financing for residential mortgage loans that our subsidiary buys and holds, as a result of which its holdings of residential whole loans have increased. Also, as noted above, we began entering into risk-sharing arrangements with Fannie Mae and Freddie Mac in 2014 and more recently we have been purchasing CRT securities issued by Fannie Mae and Freddie Mac under which we are compensated for agreeing to absorb credit losses on new conforming loans or for engaging in similar types of credit risk-sharing or -transfer structures. As another example, we recently began exploring opportunities to provide expanded financing options to non-bank mortgage loan originators and expanding our mortgage loan purchase activity to include, for example, business purpose loans secured by non-owner occupied rental properties. We also recently began exploring opportunities to invest in property assessed clean energy (PACE) lien investments. Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. We may invest in non-real estate asset-backed securities (ABS), corporate debt, or equity. We have invested in diverse types of IOs from residential and commercial securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks.

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

We may change our investment strategy or financing plans at any time, which could result in our making investments that are different from, and possibly riskier than, the investments we have previously made or described. A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Decisions to employ additional leverage could increase the risk inherent in our investment strategy. Furthermore, a change in our investment strategy could result in our making investments in new asset categories or in different proportions among asset categories than we previously have. For example, as noted above, in December 2017 and January 2018, we announced several new initiatives to expand our mortgage banking and investment activities, including by exploring opportunities to provide expanded financing options to non-bank mortgage loan originators and expanding our mortgage loan purchase activity to include, for example, business purpose loans secured by non-owner occupied rental properties. As another example, in the future, we could determine to invest a greater proportion of our assets in securities backed by non-prime or subprime residential mortgage loans. These changes could result in our making riskier investments, which could ultimately have an adverse effect on our financial returns. Alternatively, we could determine to change our investment strategy or financing plans to be more risk averse, resulting in potentially lower returns, which could also have an adverse effect on our financial returns.

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

Many of the residential, multifamily, and commercial securities we own or may own are generally illiquid - that is, there is not a significant pool of potential investors that are likely to invest in these, or similar, securities. This illiquidity can also exist for the real estate loans we may hold. At times, the vast majority of the assets we own are illiquid. In turbulent markets, it is likely that the securities, loans, and other assets we own may become even less liquid. As a result, we may not be able to sell certain assets at opportune times or at attractive prices or we may incur significant losses upon sale of these assets, should we want or need to sell them.

Our level of indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our convertible notes and other debt instruments.

At December 31, 2017, our total consolidated liabilities (excluding indebtedness associated with asset-backed securities issued by consolidated Sequoia entities, for which we are not liable) was $4.66 billion. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

We cannot assure you that we will be successful in establishing sufficient sources of short-term debt when needed. In addition, because of its short-term nature, lenders may decline to renew our short-term debt upon maturity or expiration, and it may be difficult for us to obtain continued short-term financing. During certain periods, lenders may curtail their willingness to provide financing, as liquidity in short-term debt markets, including repurchase facilities and commercial paper markets, can be withdrawn suddenly, making it difficult or expensive to renew short-term borrowings as they mature. To the extent our business or investment strategy calls for us to access financing and counterparties are unable or unwilling to lend to us, then our business and financial results will be adversely affected. In addition, it is possible that lenders who provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, in which case funds we had planned to be able to access may not be available to us. Additionally, federal regulations were adopted by the Federal Housing Finance Agency in January 2016 relating to captive insurance company membership in the Federal Home Loan Bank System. Under these regulations, our captive insurance company subsidiary, RWT Financial, LLC, which is currently a member of the Federal Home Loan Bank of Chicago (FHLBC), is only eligible to remain as a member of the FHLBC for a five-year transition period and may not be able to obtain additional advances or increases to its borrowing capacity from the FHLBC. Although FHLBC is permitted to allow advances that were outstanding to RWT Financial prior to effectiveness of the regulations to remain outstanding until scheduled maturity (even if that scheduled maturity extends beyond the five-year transition period), these regulations may limit RWT Financial’s ability to increase the size of its portfolio of residential mortgage loans and thereby may impact the ability to increase net interest income generated by RWT Financial’s portfolio of held-for-investment loans, and could otherwise have an adverse effect on our business and results of operations, as further described under the risk factor titled “Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results.” Additionally, our ability to increase borrowing limits under our debt financing facilities (and therefore increase our investment capacity) may be limited by our ability to raise equity capital, which we may not be able to raise at attractive prices or at all.

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

In the event a counterparty to our short-term borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In the event a counterparty to our interest rate agreements or other derivatives becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from the hedge transaction may be diminished, any cash or collateral we pledged to the counterparty may be unrecoverable, and we may be forced to unwind these agreements at a loss. In the event a counterparty that sells us residential mortgage loans becomes insolvent or is acquired by a third party, we may be unable to enforce our loan repurchase rights in connection with a breach of loan representations and warranties and we may suffer losses if we must repurchase delinquent loans. In the event that one of our sub-servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive the funds to which we are entitled. We attempt to diversify our counterparty exposure and (except with respect to loan representations and warranties) attempt to limit our counterparty exposure to counterparties with investment-grade credit ratings, although we may not always be able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings and cash flows could be adversely affected.

Business, Operational and Other Risks
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

RWT Financial, our FHLB-member subsidiary, maintains a portfolio of residential mortgage loans it holds for investment with long-term financing provided by the FHLBC. At December 31, 2017, RWT Financial had approximately $2.00 billion of long-term borrowings outstanding from the FHLBC, which were collateralized by residential mortgage loans. RWT Financial has effectively reached its maximum borrowing capacity from the FHLBC of $2.00 billion, and it may not be able to obtain any increase in its borrowing capacity in the future. FHLBC financing has enabled RWT Financial to earn attractive returns on loans held as long-term investments, contributing a significant amount to our 2017 earnings. RWT Financial’s ability to increase the size of its portfolio of residential mortgage loans may be limited by the lack of availability of attractive financing and this may impact the ability to increase net interest income generated by RWT Financial, as further described under the risk factor titled “Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results.” Additionally, the portfolio of residential mortgage loans held as long-term investments exposes us to the risk of loss on the full balance of those loans, which is typically not the case with respect to securities we retain from securitization transactions we sponsor. The materialization of any of these risks related to RWT Financial’s investment activity and FHLB financing could significantly impact our financial and operating results.

Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.

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

In connection with our business of acquiring loans, engaging in securitization transactions, and investing in third-party issued securities and other assets, we rely on third party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency. For example, if loan servicers experience higher volumes of delinquent loans than they have in the past, there is a risk that, as a result, their operational infrastructures may not be able to properly process this increased volume. Many loan servicers have been accused of improprieties in the handling of the loan modification or foreclosure process with respect to residential mortgage loans that have gone into default. To the extent a third-party loan servicer fails to fully and properly perform its obligations, loans and securities that we hold as investments may experience losses and securitizations that we have sponsored may experience poor performance, and our ability to engage in future securitization transactions could be harmed.

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

Rating agencies can affect our ability to execute or participate in a securitization transaction, or reduce the returns we would otherwise expect to earn from executing securitization transactions, not only by deciding not to publish ratings for our securitization transactions (or deciding not to consent to the inclusion of those ratings in the prospectuses or other documents we file with the SEC relating to securitization transactions), but also by altering the criteria and process they follow in publishing ratings. Rating agencies could alter their ratings processes or criteria after we have accumulated loans or other assets for securitization in a manner that effectively reduces the value of those previously acquired loans or requires that we incur additional costs to comply with those processes and criteria. For example, to the extent investors in a securitization transaction would have significant exposure to representations and warranties made by us or by one or more counterparties we acquire loans from, rating agencies may determine that this exposure increases investment risks relating to the securitization transaction. Rating agencies could reach this conclusion either because of our financial condition or the financial condition of one or more counterparties we acquire loans from, or because of the aggregate amount of residential loan-related representations and warranties (or other contingent liabilities) we, or one or more counterparties we acquire loans from, have made or have exposure to. In addition, our ability to continue to securitize residential mortgage loans in the future will depend, in part, on the rating agencies’ assessment of the investment risks that result from the ability-to-repay regulations and the TILA-RESPA Integrated Disclosure Rule (TRID). This includes, for example, how they assess investment risks associated with (a) non-material errors in loan-related disclosures made to mortgage borrowers, (b) residential mortgage loans that have an interest-only payment feature, or (c) loans under which the borrower has a debt-to-income ratio of more than 43%. These types of loans have historically accounted for a significant amount of the loans we have securitized, but they are not considered “qualified mortgages” under the ability-to-repay regulations. Since these provisions were implemented over the past several years, the rating agencies’ assessment of these risks has generally been consistent with ours, but to the extent their assessments diverge from ours, this could negatively impact our ability to execute securitization transactions. If, as a result of any of the foregoing issues, rating agencies place limitations on our ability to execute future securitization transactions or impose unfavorable ratings levels or conditions on our securitization transactions, it could reduce the returns we would otherwise expect to earn from executing these transactions and negatively impact our business and financial results.

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

The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, and the terms of their engagement, can also impact the profitability of our securitization transactions. Also, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential mortgage loans or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

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

For example, as discussed below in Part I, Item 3 of this Annual Report on Form 10-K, on December 23, 2009, the Federal Home Loan Bank of Seattle filed a claim in the Superior Court for the State of Washington against us and our subsidiary, Sequoia Residential Funding, Inc. The complaint related in part to residential mortgage-backed securities that were issued by a Sequoia securitization entity and alleged that, at the time of issuance, we, Sequoia Residential Funding, Inc. and the underwriters made various misstatements and omissions about these securities in violation of Washington state law. We have also been named in other similar lawsuits. A further discussion of these lawsuits is set forth in Note 15 to the Financial Statements within this Annual Report on Form 10-K. For another example, refer to the risk factor below, titled “Recent developments in ongoing litigation against various trustees of residential mortgage-backed securitization transactions issued prior to financial crisis of 2007-2008 (“RMBS trustee litigation”) have negatively impacted, and could further negatively impact, the value of securities we hold, could expose us to indemnification claims, and could impact the profitability of our participation in future securitization transactions.”

 Other aspects of our business operations or practices could also expose us to litigation. In the ordinary course of our business we enter into agreements relating to, among other things, loans we acquire and investments we make, assets and loans we sell, financing transactions, third parties we retain to provide us with goods and services, and our leased office space. We also regularly enter into confidentiality agreements with third parties under which we receive confidential information. If we breach any of these agreements, we could be subject to claims for damages and related litigation. We are also subject to various laws and regulations relating to our business and operations, including, without limitation, privacy laws and regulations and labor and employment laws and regulations, and if we fail to comply with these laws and regulations we could also be subjected to claims for damages and litigation. In particular, if we fail to maintain the confidentiality of consumers’ personal or financial information we obtain in the course of our business (such as social security numbers), we could be exposed to losses. A further discussion of some of these risks is set forth in the risk factor titled “Maintaining cybersecurity is important to our business and a breach of our cybersecurity could have a material adverse impact. Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.”

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

Developments in ongoing litigation against various trustees of residential mortgage-backed securitization transactions issued prior to financial crisis of 2007-2008 (“RMBS trustee litigation”) during 2017 negatively impacted, and could further negatively impact, the value of securities we hold, could expose us to indemnification claims, and could impact the profitability of our participation in future securitization transactions.

The ongoing RMBS trustee litigation relates to, among other things, claims by certain investors in the RMBS issued in those transactions that the trustees of those transactions breached their obligations to investors by, among other things, not appropriately investigating and pursuing remedies against the originators and servicers of the underlying mortgage loans. We are not a party to any RMBS trustee litigation; however, developments in the ongoing RMBS trustee litigation during 2017 negatively impacted the value of certain residential mortgage-backed securities issued prior to the crisis (“legacy RMBS”) that were held in our investment portfolio during the year ended December 31, 2017. The value of other legacy RMBS we continue to hold or acquire could be impacted in the future. In particular, trustees of various legacy RMBS transactions that are the subject of the ongoing RMBS trustee litigation have withheld funds from investors in the RMBS issued in those transactions by asserting that, pursuant to their indemnification rights against the securitization trusts established under the applicable transaction documents, they are entitled to apply those funds to offset litigation expenses - and one trustee asserted that its indemnification rights entitle it to withhold large lump sum amounts to hold and apply to anticipated future litigation expenses. During the year ended December 31, 2017, this holdback resulted in an aggregate loss to the value of our portfolio of securities of approximately $0.5 million, and other or similar holdbacks by that trustee or other trustees of legacy RMBS transactions could result in further losses to the value of our portfolio of securities in the future, which losses could be material.

Our cash balances and cash flows may be insufficient relative to our cash needs.

We need cash to make interest payments, to post as collateral to counterparties and lenders who provide us with short-term debt financing and who engage in other transactions with us, for working capital, to fund REIT dividend distribution requirements, to comply with financial covenants and regulatory requirements, and for other needs and purposes. We may also need cash to repay short-term borrowings when due or in the event the fair values of assets that serve as collateral for that debt decline, the terms of short-term debt become less attractive, or for other reasons. In addition, we may need to use cash to post in response to margin calls relating to various derivative instruments we hold as the values of these derivatives change. Over the near and longer term, we may need cash to fund the repayment of outstanding convertible notes and exchangeable securities that mature in 2018, 2019, and 2023.

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

In addition, there are significant competitive threats to our business from governmental actions and initiatives that have already been undertaken or which may be undertaken in the future. Sustained competition from governmental actions and initiatives could have a material adverse effect on us. For example, Fannie Mae and Freddie Mac are, among other things, engaged in the business of acquiring loans and engaging in securitization transactions. Until 2008, competition from Fannie Mae and Freddie Mac was limited to some extent due to the fact that they were statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000, while much of our business had historically focused on acquiring residential loans with a principal amount in excess of that amount. In February 2008, Congress passed an economic stimulus package that temporarily increased the size of certain loans these entities could purchase to up to $729,750, if the loans were made to secure real estate purchases in certain high-cost areas of the U.S. Since 2008, the loan size limits for Fannie Mae and Freddie Mac purchases have been adjusted up and down, and as of December 31, 2017, the maximum loan size limit was $679,650, which is an amount that continues to be above the historical loan size limit. In addition, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship and have become, in effect, instruments of the U.S. federal government.

Furthermore, it is unclear whether the Trump administration’s policies, and any future federal legislation or executive or regulatory actions, regarding Fannie Mae and Freddie Mac will continue to maintain, or increase, the role of those entities in the housing finance market. As long as there is governmental support for these entities to continue to operate and provide financing to a significant portion of the mortgage finance market, they will represent significant business competition due to, among other things, their large size and low cost of funding. Additionally, Trump administration policies, federal legislation, or executive or regulatory actions aimed at weakening or dismantling the Dodd-Frank Act and its regulatory apparatus, including by reducing capital requirements on banking institutions or by weakening the CFPB, its leadership, or its enforcement capabilities or priorities, could result in increased competition from commercial banks and other large financial institutions that may have similar advantages due to their size and cost of capital. Further discussion is set forth in the risk factor titled “Congress and President Trump’s administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.”

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

U.S. real estate markets, the mortgage industry and the related capital markets have undergone significant changes since the U.S. financial crisis, including due to the significant governmental interventions in these areas and changes to the laws and regulations that govern the banking and mortgage finance industry. Additionally, it remains unclear how the Trump administration’s policies, and any future federal legislation or executive or regulatory actions, regarding Fannie Mae and Freddie Mac and the housing finance market more broadly will impact that market and our business. Additional factors, including a rising or steady interest rate environment, which may cause the volume of refinance loans to decline, and secular trends in consumer demand for renting versus owning a residence, may also contribute to evolving conditions in the mortgage industry and capital markets. Our methods of, and model for, doing business and financing our investments are changing and if we fail to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage industry and capital markets, our business and financial results may be adversely affected. Furthermore, changes we make to our business to respond to changing circumstances may expose us to new or different risks than we were previously exposed to and we may not effectively identify or manage those risks. Further discussion is set forth in the risk factor titled “Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could fail to improve our business and results of operations.”

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

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a funding source for our residential real estate-related business. However, due to market conditions, we did not engage in residential mortgage securitization transactions in 2008 or 2009 and we only engaged in one residential mortgage securitization transaction in 2010 and two residential mortgage securitization transactions in 2011. While we engaged in numerous residential mortgage securitization transactions from 2012 through 2017, we do not know if market conditions will allow us to continue to regularly engage in these types of securitization transactions and any disruption of this market may adversely affect our earnings and growth. For example, in each of 2014 and 2015, we completed four securitization transactions, and in 2016 we completed three securitization transactions, as compared to 12 securitizations in 2013, and nine securitizations in 2017. Even if regular residential mortgage securitization activity continues among market participants other than government-sponsored entities, we do not know if it will continue to be on terms and conditions that will permit us to participate or be favorable to us. Even if conditions are favorable to us, we may not be able to return to or sustain the volume of securitization activity we previously conducted.

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

For example, in December 2017 and January 2018, we announced several new initiatives to expand our mortgage banking and investment activities, including by exploring opportunities to provide expanded financing options to non-bank mortgage loan originators and expanding our mortgage loan purchase activity to include, for example, business purpose loans secured by non-owner occupied rental properties. Further discussion of these business changes is set forth in the risk factor titled “Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could fail to improve our business and results of operations.”

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

Our future success depends on the continued service and availability of skilled personnel, including members of our executive management team such as our Chief Executive Officer, President, Executive Vice President, General Counsel, Chief Financial Officer, Chief Investment Officer, and Managing Director-Head of Residential. To the extent personnel we attempt to hire are concerned that economic, regulatory, or other factors could impact our ability to maintain or expand our current level of business, it could negatively impact our ability to hire the personnel we need to operate our business. We cannot assure you that we will be able to attract and retain key personnel.

Additionally, in December 2017, we announced that our Chief Executive Officer will retire from that position effective as of May 22, 2018, at which time each of our current President and our Executive Vice President will be promoted to the positions of Chief Executive Officer and President, respectively. If this leadership transition causes instability or is ultimately not successful, our business and financial results may be adversely impacted.

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

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase of residential mortgage loans and certain business purpose mortgage loans in the secondary market may, in some circumstances, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans and certain business purpose mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not expect to directly engage in loan servicing ourselves. As a result, we could be delayed in conducting certain business if we were first required to obtain a state license. We cannot assure you that we will be able to obtain all of the licenses we need or that we would not experience significant delays in obtaining these licenses. Furthermore, once licenses are issued we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business of acquiring mortgage loans on an ongoing basis. Our failure to obtain or maintain required licenses or our failure to comply with regulatory requirements that are applicable to our business of acquiring mortgage loans may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

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

As another example, new rules under the Home Mortgage Disclosure Act (HMDA) that took effect in January 2018 impose expanded data collection requirements and additional reporting obligations on mortgage lenders and purchasers of residential mortgage loans. The expanded data collection requirements may result in a higher frequency of data errors, which in turn could be perceived by regulators as an indication of inadequate controls and poor compliance processes, and could lead to monetary civil penalties. Additionally, the availability of increased amounts of data may increase regulatory scrutiny of our mortgage loan purchasing patterns. In addition, the Equal Credit Opportunity Act, and other Federal and state laws and regulations that apply to certain of our investment and business activities, include consumer protections relating to discrimination, abusive and deceptive practices, and other consumer-related matters. To the extent these laws and regulations apply to us, our failure to comply with them, even if not intentional, could give rise to liabilities, fines, and remediation requirements, which could be material. Failure to comply with these laws and regulations could also result for incorrectly concluding that certain aspects of our investment and business activities are not subject to certain laws or regulations.

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

In the course of our business, we may take title to real estate or may otherwise become direct or indirect owners of real estate. If we do take title or become a direct or indirect owner, we could be subject to environmental liabilities with respect to the property, including liability to a governmental entity or third parties for property damage, personal injury, investigation, and clean-up costs. In addition, we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business and financial results could be materially and adversely affected.

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

When we acquire real estate mortgage loans, or the rights to service mortgage loans, we come into possession of borrower non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may share this information with third party service providers, including loan sub-servicers, or with third parties interested in acquiring such loans from us. We have acquired more than 100,000 residential mortgage loans and rights to service residential mortgage loans since 2010 and also acquired thousands of residential mortgage loans prior to 2010. While we have security measures in place to protect this information and prevent security breaches, these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, service provider or vendor error, or malfeasance or other intentional or unintentional acts by third parties. Furthermore, borrower data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Our servers and systems, and those of our service providers, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to borrowers’ data or our data, including other confidential business information. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

We may be liable for losses suffered by individuals whose identities are stolen as a result of a breach of the security of the systems that we or third-party service providers of ours store this information on, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals and providing credit monitoring services to them, as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular breach.

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

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified for mitigation, or to identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks that we have not previously been exposed to or may increase our exposure to certain types of risks and we may not effectively identify, manage, monitor, and mitigate these risks as our business activity changes or increases. Further discussion is set forth in the risk factor titled “Initiating new business activities or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.”

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

Risks Related to Redwood's Capital, REIT and Legal/Organizational Structure
We have elected to be taxed as a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks.

Failure to qualify as a REIT could adversely affect our net income and dividend distributions and could adversely affect the value of our common stock.

We have elected to be taxed as a REIT for federal income tax purposes for all tax years since 1994. However, many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of particular facts and an application of the legal requirements to those facts in situations where there is only limited judicial and administrative guidance. Thus, we cannot assure you that the Internal Revenue Service (the “IRS”) or a court would agree with our conclusion that we have qualified as a REIT historically, or that changes to our investments or business or the law will not cause us to fail to qualify as a REIT in the future. Furthermore, in an environment where assets may quickly change in value, previous planning for compliance with REIT qualification rules may be disrupted. If we failed to qualify as a REIT for federal income tax purposes and did not meet the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income, and we would not be allowed a deduction for distributions to shareholders in computing our taxable income. In such a case, we may need to borrow money or sell assets in order to pay the taxes due, even if the market conditions are not favorable for such sales or borrowings. In addition, unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four years thereafter. Failure to qualify as a REIT could adversely affect our dividend distributions and could adversely affect the value of our common stock.

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

•
We generally use taxable REIT subsidiaries to own non-real estate assets and engage in activities that may give rise to non-real estate related income under the REIT rules. However, our ability to invest in taxable REIT subsidiaries is limited under the REIT rules. No more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT subsidiaries (and the business and investing activities they conduct) in the future.

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

The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trust or estates is generally 20%. Dividends paid by REITs to such stockholders are generally not eligible for that rate, subject to limited exceptions, but under the Tax Act, such stockholders may deduct up to 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate is still higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of shares of REITs, including the shares of our common stock.

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

In addition, although we no longer originate commercial mezzanine loans and we sold our commercial mezzanine loan portfolio, in the past we have originated and retained as investments commercial mezzanine loans. Commercial mezzanine loans are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns commercial real estate. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We believe that the mezzanine loans that we have treated as real estate assets generally met all of the requirements for reliance on this safe harbor. However, there can be no assurance that the IRS will not challenge the tax treatment of these mezzanine loans, and if such a challenge were sustained, we could in certain circumstances be required to pay a penalty tax or fail to qualify as a REIT.

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

The Tax Act has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the Tax Act that could affect us and our stockholders include:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of REIT taxable income (determined without regard to the dividends paid deduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.

Many of these changes that are applicable to us are effective beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively. We continue to work with our tax advisors and auditors to determine the full impact that the Tax Act as a whole will have on us.

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

We are required to distribute at least 90% of our REIT taxable income as dividends to shareholders. Thus, we do not generally have the ability to retain all of the earnings generated by our REIT and, to a large extent, we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through public or private offerings. We may also raise capital by issuing other types of securities, such as preferred stock, convertible or exchangeable debt, or other types of debt securities. As of January 1, 2018, we had approximately 103 million unissued shares of stock authorized for issuance under our charter (although approximately $50 million of these shares are reserved for issuance under our equity compensation plans, dividend reinvestment and stock purchase plan, and outstanding convertible notes and exchangeable notes). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock or securities convertible into, or exchangeable for, shares of stock, unless we seek and receive approval from our shareholders to increase the authorized number of our shares in our charter. Also, certain stock change of ownership tests may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.

In addition, we may not be able to raise capital at times when we need capital or see opportunities to invest capital. Many of the same factors that could make the pricing for investments in real estate loans and securities attractive, such as the availability of assets from distressed owners who need to liquidate them at reduced prices, and uncertainty about credit risk, housing, and the economy, may limit investors’ and lenders’ willingness to provide us with additional capital on terms that are favorable to us, if at all. There may be other reasons we are not able to raise capital and, as a result, may not be able to finance growth in our business and in our portfolio of assets. If we are unable to raise capital and expand our business and our portfolio of investments, our growth may be limited, we may have to forgo attractive business and investment opportunities, and our operating expenses may increase significantly relative to our capital base. Alternatively, we may need to raise capital on unfavorable terms, which may lead to greater dilution of existing shareholders, higher interest costs, or higher transaction costs.

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

An investment in our common stock may involve a high degree of risk, particularly when compared to other types of investments. Risks related to the economy, the financial markets, our industry, our investing activity, our other business activities, our financial results, the amount of dividends we distribute, the manner in which we conduct our business, and the way we have structured our operations could result in a reduction in, or the elimination of, the value of our common stock. The level of risk associated with an investment in our common stock may not be suitable for the risk tolerance of many investors. Investors may experience volatile returns and material losses. In addition, the trading volume of our common stock (i.e., its liquidity) may be insufficient to allow investors to sell their common stock when they want to or at a price they consider reasonable.

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

As of February 23, 2018, based on filings of Schedules 13D and 13G with the SEC, we believe that six institutional shareholders each owned approximately 5% or more of our outstanding common stock and we believe based on data obtained from other public sources that, overall, institutional shareholders owned, in the aggregate, more than 85% of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our common stock, including through the conversion of outstanding convertible or exchangeable notes into shares of common stock. Significant ownership stakes held by these individual institutions or other investors could have adverse consequences for other shareholders because each of these shareholders will have a significant influence over the outcome of matters submitted to a vote of our shareholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our common stock, it could have an adverse effect on the market price of our common stock.

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

At February 23, 2018, our directors and executive officers beneficially owned, in the aggregate, approximately 3% of our common stock. Sales of shares of our common stock by these individuals are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our common stock.

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

For 2017, we maintained our regular dividend at a rate of $0.28 per share per quarter and in December 2017 our Board of Directors announced its intention to continue to pay regular dividends during 2018 at a rate of $0.28 per share per quarter. The announcement of the Board's intention does not create an obligation to maintain the regular quarterly dividend at this rate, and despite this intention, we may reduce or eliminate our regular quarterly dividend during 2018. Our ability to pay a dividend of $0.28 per share per quarter in 2018 may be adversely affected by a number of factors, including the risk factors described herein. These same factors may affect our ability to pay other future dividends. In addition, to the extent we determine that future dividends would represent a return of capital to investors, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income. Any reduction or elimination of our payment of dividend distributions would not only reduce the amount of dividends you would receive as a holder of our common stock, but could also have the effect of reducing the market price of our common stock.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive and administrative office is located in Mill Valley, California and we have additional administrative offices at the locations listed below. We do not own any properties and lease the space we utilize for our offices. Additional information on our leases is included in Note 14 to the Financial Statements within this Annual Report on Form 10-K. The following table presents the locations and remaining lease terms of our primary offices.
Executive and Administrative Office Locations and Lease Expirations

Location	Lease Expiration
One Belvedere Place, Suite 300	2028
Mill Valley, CA 94941

8310 South Valley Highway, Suite 425	2021
Englewood, CO 80112

225 W. Washington St., Suite 1440	2019
Chicago, IL 60606

ITEM 3. LEGAL PROCEEDINGS
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleged claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at December 31, 2017, approximately $125 million of principal and $11 million of interest payments had been made in respect of the Seattle Certificate. As of December 31, 2017, the Seattle Certificate had a remaining outstanding principal amount of approximately $8 million. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at December 31, 2017, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. As of December 31, 2017, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.
Through certain of our wholly-owned subsidiaries, we have in the past engaged in, and expect to continue to engage in, activities relating to the acquisition and securitization of residential mortgage loans. In addition, certain of our wholly-owned subsidiaries have in the past engaged in activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations (commonly referred to as CDO transactions). Because of this involvement in the securitization and CDO businesses, we could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and we could also become the subject of governmental investigations, enforcement actions, or lawsuits, and governmental authorities could allege that we violated applicable law or regulation in the conduct of our business. As an example, in July 2016 we became aware of a complaint filed by the State of California on April 1, 2016 against Morgan Stanley & Co. and certain of its affiliates alleging, among other things, that there were misleading statements contained in offering materials for 28 different mortgage pass-through certificates purchased by various California investors, including various California public pension systems, from Morgan Stanley and alleging that Morgan Stanley made false or fraudulent claims in connection with the sale of those certificates. Of the 28 mortgage pass-through certificates that were the subject of the complaint, two were Sequoia mortgage pass-through certificates issued in 2004 and two were Sequoia mortgage pass-through certificates issued in 2007. With respect to each of those certificates, our wholly-owned subsidiary, RWT Holdings, Inc., was the sponsor and our wholly-owned subsidiary, Sequoia Residential Funding, Inc., was the depositor. The plaintiffs subsequently withdrew from the litigation their claims based on eight of the 28 mortgage pass-through certificates, including one of the Sequoia mortgage pass-through certificates issued in 2004. At the time these Sequoia mortgage pass-through certificates were issued, Sequoia Residential Funding, Inc. and Redwood Trust agreed to indemnify the underwriters of these certificates for certain losses and expenses they might incur as a result of claims made against them relating to these certificates, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At December 31, 2017, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol RWT. At February 15, 2018, our common stock was held by approximately 663 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 17,552. At February 26, 2018, there were 75,557,381 shares of common stock outstanding.
The high and low sales prices of shares of our common stock, as reported by the Bloomberg Financial Markets service, and the cash dividends declared on our common stock for each full quarterly period during 2017 and 2016 were as follows:

	Stock Prices		Common Dividends Declared
	High	Low	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2017
Fourth Quarter	$16.86	$14.29	12/15/2017	12/28/2017	$0.28	Regular
Third Quarter	$17.45	$15.74	9/15/2017	9/29/2017	$0.28	Regular
Second Quarter	$17.43	$16.20	6/16/2017	6/30/2017	$0.28	Regular
First Quarter	$17.05	$14.85	3/16/2017	3/31/2017	$0.28	Regular

Year Ended December 31, 2016
Fourth Quarter	$16.20	$13.49	12/15/2016	12/29/2016	$0.28	Regular
Third Quarter	$15.07	$13.29	9/15/2016	9/30/2016	$0.28	Regular
Second Quarter	$14.53	$12.49	6/16/2016	6/30/2016	$0.28	Regular
First Quarter	$13.92	$9.36	3/16/2016	3/31/2016	$0.28	Regular
All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our GAAP net income, REIT taxable earnings, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock. As reported on our Current Report on Form 8-K on January 25, 2018, for dividend distributions made in 2017, we expect our dividends paid in 2017 to be characterized as 71% ordinary dividend income and 29% qualified dividend income. None of the dividend distributions made in 2017 are expected to be characterized for federal income tax purposes as return of capital or long-term capital gain dividends.
During the year ended December 31, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. During the year ended December 31, 2017, we repurchased 610,342 shares of our common stock pursuant to this authorization for $9 million. At December 31, 2017, approximately $77 million of this current authorization remained available for the repurchase of shares of our common stock. During the period between December 31, 2017 and February 26, 2018, we repurchased 1,040,829 shares of our common stock pursuant to this authorization for $16 million.
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At February 26, 2018, approximately $100 million of this current authorization remained available for repurchases of shares of our common stock. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital described above.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended December 31, 2017.

	Total Number of Shares Purchased or Acquired		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except Per Share Data)
October 1, 2017 - October 31, 2017	—	(1)	$16.29	—	$—
November 1, 2017 - November 30, 2017	—		$—	—	$—
December 1, 2017 - December 31, 2017	610		$15.05	610	$76,922	(2)
Total	610		$15.05	610

(1)	Represents fewer than 1,000 shares reacquired to satisfy tax withholding requirements related to the vesting of restricted shares.

(2)
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt.

Information with respect to compensation plans under which equity securities of the registrant are authorized for issuance is set forth in Part II, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index and the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) Mortgage REIT index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2012. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

	2012	2013	2014	2015	2016	2017
Redwood Trust, Inc.	100	121	131	94	118	123
NAREIT Mortgage REIT Index	100	98	115	105	129	155
S&P Composite-500 Index	100	132	150	153	171	208

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data are qualified in their entirety by, and should be read in conjunction with, the more detailed information contained in the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K and in our Annual Reports on Form 10-K as of and for each of the years ended December 31, 2016, 2015, 2014, and 2013. Certain amounts for prior periods have been reclassified to conform to the 2017 presentation.

(In Thousands, except Share Data)	2017	2016	2015	2014	2013
Selected Statement of Operations Data:
Interest income	$248,057	$246,355	$259,432	$242,070	$226,156
Interest expense	(108,816)	(88,528)	(95,883)	(87,463)	(80,971)
Net Interest Income	139,241	157,827	163,549	154,607	145,185
Reversal of (provision for) loan losses	—	7,102	355	(961)	(4,737)
Net Interest Income after Provision	139,241	164,929	163,904	153,646	140,448
Non-interest Income
Mortgage banking activities, net	53,908	38,691	10,972	34,994	102,532
Mortgage servicing rights income (loss), net	7,860	14,353	(3,922)	(4,261)	20,309
Investment fair value changes, net	10,374	(28,574)	(21,357)	(10,202)	(5,747)
Other income	4,576	6,338	3,192	1,781	—
Realized gains, net	13,355	28,009	36,369	15,478	25,259
Total non-interest income, net	90,073	58,817	25,254	37,790	142,353
Operating expenses	(77,156)	(88,786)	(97,416)	(90,123)	(86,607)
Other expense	—	—	—	—	(12,000)
Net Income before Provision for Income Taxes	152,158	134,960	91,742	101,313	184,194
(Provision for) benefit from income taxes	(11,752)	(3,708)	10,346	(744)	(10,948)
Net Income	$140,406	$131,252	$102,088	$100,569	$173,246
Average common shares – basic	76,792,957	76,747,047	82,945,103	82,837,369	81,985,897
Earnings per share – basic	$1.78	$1.66	$1.20	$1.18	$2.05
Average common shares – diluted (1)	101,975,008	97,909,090	84,518,395	85,098,579	93,694,924
Earnings per share – diluted	$1.60	$1.54	$1.18	$1.15	$1.94
Regular dividends declared per common share	$1.12	$1.12	$1.12	$1.12	$1.12
Selected Balance Sheet Data:
Earning assets	$6,799,981	$5,240,560	$5,976,911	$5,753,753	$4,519,775
Total assets	$7,039,822	$5,483,477	$6,220,047	$5,902,916	$4,595,075
Short-term debt	$1,938,682	$791,539	$1,855,003	$1,793,825	$862,763
Asset-backed securities issued – Resecuritization, net (2)	$—	$—	$—	$44,909	$94,542
Asset-backed securities issued, net – Commercial	$—	$—	$52,595	$81,760	$150,796
Asset-backed securities issued, net – Sequoia	$1,164,585	$773,462	$996,820	$1,416,090	$1,692,941
Long-term debt, net (2)	$2,575,023	$2,620,683	$2,027,737	$1,180,877	$467,697
Total liabilities	$5,827,535	$4,334,049	$5,073,782	$4,646,775	$3,349,292
Total stockholders’ equity	$1,212,287	$1,149,428	$1,146,265	$1,256,141	$1,245,783
Number of common shares outstanding	76,599,972	76,834,663	78,162,765	83,443,141	82,504,801
Book value per common share	$15.83	$14.96	$14.67	$15.05	$15.10
Other Selected Data:
Average assets (3)	$5,918,233	$5,893,998	$6,015,420	$5,356,839	$4,904,878
Average debt and ABS issued outstanding (3)	$4,544,694	$4,617,956	$4,505,079	$3,871,404	$3,571,389
Average stockholders’ equity	$1,181,056	$1,112,313	$1,240,345	$1,250,627	$1,200,461
Net income/average stockholders’ equity	11.9%	11.8%	8.2%	8.0%	14.4%

(1)	Diluted average common shares for 2017, 2016, and 2013 include certain convertible notes that were determined to be dilutive for those years.

(2)
At December 31, 2017, 2016, 2015, 2014, and 2013, Asset-backed securities issued, net included $0, $0, $542, $2,360, and $4,683, respectively, of deferred debt issuance costs, and long-term debt, net included $10,240, $7,081, $10,438, $13,690, and $8,770, respectively, of deferred debt issuance costs.

(3)	Average assets and Average debt and ABS issued outstanding presented above do not include deferred debt issuance costs.

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
Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. The discussion in this MD&A contains forward-looking statements that involve substantial risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, such as those discussed in the Cautionary Statement in Part 1, Item 1, Business and in Part 1, Item 1A, Risk Factors of this Annual Report on Form 10-K.
OVERVIEW
Our Business
Redwood Trust, Inc., together with its subsidiaries, focuses on investing in mortgages and other real estate-related assets and engaging in mortgage banking activities. We seek to invest in real estate-related assets that have the potential to generate attractive cash flow returns over time and to generate income through our mortgage banking activities. During 2017, we operated our business in two segments: Investment Portfolio and Residential Mortgage Banking.
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

Business Update
During the past few years, the financial markets have steadily ascended, as equity markets reached historical levels, volatility remained subdued, credit spreads steadily tightened, and long-term interest rates remained low. Meanwhile, policy makers have not achieved any meaningful fiscal policy reforms.
This dynamic has changed recently, as equities have been under pressure, volatility has increased, long-term rates are trending higher, Congress passed tax reform legislation, regulation is easing, and GSE reform is being considered once again. Overall, we believe the net impact of these changes to Redwood is favorable.
It is against this backdrop that we move forward, mindful of market forces but confident in our operating plan. At our core, we remain patient, long-term credit investors who measure outcomes in years, not quarters. Our strengths continue to lie where they always have: in sourcing and analyzing housing credit risk, prudent management of our capital base, and our ability to execute in the marketplace. In an era where demand for residential mortgage credit risk continues to exceed supply, our ability to organically create investments that we could not otherwise source remains a key competitive advantage.
Capital and Investing
We deployed $511 million of capital in 2017 (including $37 million of debt repurchases and $9 million of share repurchases). As credit spreads tightened, particularly in the second half of 2017, we were active in optimizing our portfolio, selling $281 million of mostly lower yielding securities and the remainder of our conforming MSR portfolio, capturing gains and freeing up $167 million of capital for redeployment into higher-yielding investments.
At December 31, 2017, we estimate that our capital available for investments was approximately $280 million. Subsequent to year-end, we have continued to optimize our portfolio and have sufficient capital to repay our maturing convertible debt due in April 2018.
Residential Mortgage Banking
Our full-year total purchase volume was $5.7 billion - an increase of over 20% from our 2016 volume. Choice loans represented almost 30% of our full-year loan purchase commitment volume and was a key driver of our year-over-year growth. We sponsored nine Sequoia securitization transactions in 2017, including seven Select transactions and two Choice transactions. Securitization execution was profitable throughout the year, and after a slight decrease in the level of profitability during the fourth quarter of 2017, pricing on securitization activity during the first quarter of 2018 has started off strong.
For 2018, our focus continues to be on growing our Choice loan acquisition volume while maintaining our competitive position in the private label RMBS market for securitization transactions backed by prime Select loans through speed, reliability and deepening relationships with our loan sellers. While our recent success in the securitization market has attracted competition from both new and existing conduit platforms, we continue to drive operational efficiencies and enhance our program to maintain our competitive advantages.
Tax Reform
Overall, our view is that the tax reform legislation will have a positive impact on our business. The most direct benefit to Redwood is the reduction in the corporate tax rate from 35% to 21%, which benefits our mortgage banking activities and non-REIT eligible investments, both of which are conducted within our taxable REIT subsidiaries. This rate reduction also resulted in a $8 million benefit to our fourth quarter results from the reduction of our net federal deferred tax liabilities.
Additionally, beginning in 2018, individual taxpayers may deduct 20% of their ordinary REIT dividends from taxable income. This results in a maximum federal effective tax rate of 29.6% on an individual taxpayer’s ordinary REIT dividends, compared to the highest marginal rate of 37%.
The broader impact from tax reform on the housing market remains unclear. Although existing mortgages up to $1 million will remain eligible for the full mortgage interest deduction, the new legislation decreases the annual residential mortgage interest deduction for purchase-money mortgage debt to $750,000 of unpaid principal balance, and will remain limited to two homes. Property tax and state and local income tax deductions will be limited to $10,000 and the standard deduction will roughly double. Although households with jumbo mortgages will likely not take the standard deduction, these changes could potentially have a marginally negative impact on home demand and jumbo loan origination volume. They may also impact the decision to rent versus buy for newly-formed households, further broadening financing needs for housing investors.

2018 Outlook
We continue to operate in an environment that rewards creativity, execution, and rigorous risk management. To succeed, we will continue to leverage our core strengths to further enhance our strategic value to the housing finance market. We will expand on our core mortgage credit strategies, with an emphasis on our Redwood Choice loan program. Additionally, we will pursue initiatives that are responsive to secular trends in the housing market and consistent with our core competencies, including financing single-family housing investors and providing new types of capital solutions to our seller base.
We are confident that our strategy is durable and built to succeed for the long-term. Our priorities for the remainder of 2018 are to generate strong earnings by growing our residential loan purchase volume while maintaining our long-term gross margins, and maintaining our strong capital deployment trends. Moving forward in 2018, we anticipate deploying capital towards new initiatives in a manner conducive to our long-term success.

2017 Financial Overview
This section includes an overview of our 2017 financial results. A detailed discussion of our results of operations is presented in the next section of this MD&A. The following table presents selected financial highlights from 2017 and 2016.
Table 1 – Key Earnings and Return Metrics

	Years Ended December 31,
(In Thousands, except per Share Data)	2017	2016
Net income	$140,406	$131,252
Net income per diluted common share (EPS)	$1.60	$1.54
GAAP return on equity (ROE)	11.9%	11.8%
REIT taxable income per share	$1.15	$1.27
Dividends per share	$1.12	$1.12
Book value per share	$15.83	$14.96
We had a productive year in 2017, generating strong financial results while laying the groundwork that we believe will enable us to scale our business more profitably in the future. We generated an 11.9% GAAP return on equity, and increased our GAAP book value per share by $0.87 to $15.83 at year-end 2017. This represented the largest annual increase in book value since 2013, and importantly was driven in part by the excess of earnings over our dividend. We generated GAAP earnings per share of $1.60, as compared with $1.54 in 2016 and consistent with 2016, we paid cumulative dividends of $1.12 per share in 2017.
Table 1.1 – Key Operational Metrics

	Years Ended December 31,
(In Thousands)	2017	2016
Capital Deployed	$511,125	$419,356
Residential Loans Purchased	$5,741,651	$4,747,564
Residential Loans Sold	$3,982,683	$3,813,538
During 2017, we deployed $511 million of capital into new investments, including $464 million for portfolio investments, $37 million towards repurchasing our convertible debt, and $9 million of share repurchases. Our $464 million of portfolio investments included $77 million of investments sourced from our mortgage banking activities and $387 million of investments acquired from third parties.
We purchased $5.74 billion of residential jumbo loans during 2017, representing an increase of over 20% from 2016. Redwood Choice loans accounted for approximately 30% of our residential loans identified for purchase in 2017, as compared to 9% in 2016. In 2017, through our Sequoia platform, we completed seven Select securitizations, which included $2.64 billion of loans, and our first two Choice securitizations, which included $646 million of loans. Additionally, we sold $1.35 billion of jumbo loans to third parties. Our pipeline of loans identified for purchase at December 31, 2017 included $1.25 billion of jumbo loans.

Book Value per Share
The following table sets forth the changes in our book value per share for the year ended December 31, 2017.
Table 2 – Changes in Book Value per Share

Year Ended
(In Dollars, per share basis)	December 31, 2017
Beginning book value per share	$14.96
Net income	1.60
Changes in unrealized gains on securities, net from:
Realized gains recognized in net income	(0.13)
Amortization income recognized in net income	(0.18)
Mark-to-market adjustments, net	0.58
Total change in unrealized gains on securities, net	0.27
Dividends	(1.12)
Changes in unrealized losses on derivatives hedging long-term debt	0.01
Other, net	0.11
Ending Book Value per Share	$15.83
Our GAAP book value per share increased $0.87 to $15.83 during 2017. This increase was primarily driven by our full year earnings exceeding our dividend payments, and an increase in the value of our available-for-sale securities, primarily due to tightening credit spreads.

Capital Allocation Summary
This section provides an overview of our capital position and how it was allocated at the end of 2017. A detailed discussion of our liquidity and capital resources is provided in the Liquidity and Capital Resources section of this MD&A that follows.
We use a combination of equity and corporate debt (which we collectively refer to as “capital”) to fund our business. Our total capital was $1.79 billion at December 31, 2017, and included $1.21 billion of equity capital and $0.58 billion of the total $2.58 billion of long-term debt on our consolidated balance sheet. This portion of debt included $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, and $140 million of trust-preferred securities due in 2037.
We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse some of our inventory of residential loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is presented separately from allocated capital in the table below. The following table presents how our capital was allocated between business segments and investment types at December 31, 2017.
Table 3 – Capital Allocation Summary

At December 31, 2017
(Dollars in Thousands)	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Investment portfolio
Residential loans (1)	$2,477,779	$(1,999,999)	$477,780	27%
Residential securities (2)	1,230,407	(409,022)	821,385	46%
Commercial/Multifamily securities (3)	324,025	(239,724)	84,301	5%
Mortgage servicing rights	63,598	—	63,598	4%
Other assets/(other liabilities)	105,924	(40,287)	65,637	4%
Cash and liquidity capital			325,000	N/A
(Capital allocated to convertible notes repayment)			(250,000)	N/A
Total investment portfolio	$4,201,733	$(2,689,032)	1,587,701	89%
Residential mortgage banking			200,000	11%
Total			$1,787,701	100%

(1)	Includes $43 million of FHLB stock.

(2)
Residential securities presented above includes our $78 million net economic investment in our consolidated Sequoia Choice securitizations. This net investment represents the fair value of the securities we retained from these securitizations. For GAAP purposes we consolidated $620 million of residential loans and $542 million of non-recourse ABS debt associated with these retained securities.

(3)	Includes $292 million of multifamily securities, $20 million of investment grade CMBS, and $12 million of single-family securities.
At the end of the fourth quarter we increased the capital allocated to our residential mortgage banking operations to $200 million from $170 million to accommodate an anticipated increase in loan purchase volume in 2018.
As of December 31, 2017, our cash and liquidity capital included $280 million of capital available for investment or debt repayment. Subsequent to year-end we have generated additional capital through portfolio optimization and we currently have sufficient capital to repay our maturing convertible debt in April 2018. To fund new investments going forward, we will consider the most efficient sources of capital both from optimization within our portfolio and from the capital markets.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2017, 2016, and 2015. Most tables include "changes" columns that show the amounts by which the year's results are greater or less than the results from the prior year. Unless otherwise specified, references in this section to increases or decreases in 2017 refer to the change in results from 2016 to 2017, and increases or decreases in 2016 refer to the change in results from 2015 to 2016.
The following table presents the components of our net income for the years ended December 31, 2017, 2016, and 2015.
Table 4 – Net Income

	Years Ended December 31,			Changes
(In Thousands, except per Share Data)	2017	2016	2015	'17/'16	'16/'15
Net Interest Income	$139,241	$157,827	$163,549	$(18,586)	$(5,722)
Reversal of provision for loan losses	—	7,102	355	(7,102)	6,747
Net Interest Income After Provision	139,241	164,929	163,904	(25,688)	1,025
Non-interest Income
Mortgage banking activities, net	53,908	38,691	10,972	15,217	27,719
MSR income (loss), net	7,860	14,353	(3,922)	(6,493)	18,275
Investment fair value changes, net	10,374	(28,574)	(21,357)	38,948	(7,217)
Other income	4,576	6,338	3,192	(1,762)	3,146
Realized gains, net	13,355	28,009	36,369	(14,654)	(8,360)
Total non-interest income, net	90,073	58,817	25,254	31,256	33,563
Operating expenses	(77,156)	(88,786)	(97,416)	11,630	8,630
Net income before income taxes	152,158	134,960	91,742	17,198	43,218
(Provision for) benefit from income taxes	(11,752)	(3,708)	10,346	(8,044)	(14,054)
Net Income	$140,406	$131,252	$102,088	$9,154	$29,164
Net Interest Income
The $19 million decrease in net interest income in 2017 was primarily due to the sale of our commercial mezzanine loans during 2016, which resulted in a $26 million reduction in net interest income. This decline was partially offset by higher net interest income from our residential investments as a result of capital redeployment during late 2016 and 2017.
The $6 million decrease in net interest income in 2016 was primarily due to lower average balances of securities, conforming loans, and commercial loans during 2016. The decrease in the balances of securities resulted from net dispositions, as we reallocated capital to investments in residential jumbo loans. The decrease in conforming and commercial loan balances resulted from the wind-down of our residential conforming and commercial mortgage banking operations during the first quarter of 2016 as well as the sale of our commercial mezzanine loan portfolio in the second half of 2016. This overall decrease in net interest income was partially offset by higher net interest income from a higher average balance of residential loans held-for-investment by our FHLB-member subsidiary and financed with FHLBC advances during 2016.
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

Mortgage Banking Activities, Net
Income from mortgage banking activities, net includes results from our residential jumbo mortgage banking operations and, prior to the second quarter of 2016, results from our residential conforming and commercial mortgage banking operations. The increase in 2017 was predominantly due to higher jumbo loan purchase volume in 2017, relative to 2016, on similar gross margins.
The increase in 2016 was predominantly due to higher gross margins from our jumbo residential mortgage banking activities on similar volume, which resulted in a $32 million increase from 2015. This increase was partially offset by a $5 million decline in income from commercial mortgage banking activities for 2016, as we wound down those operations during the first quarter of 2016.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.
MSR Income (Loss), Net
MSR income (loss), net is comprised of the net fee income we earn from our MSR investments, changes in their market value and, beginning in the second quarter of 2015, changes in the market value of derivatives used to hedge our exposure to interest rate risk from our MSR investments.
MSR income before the effect of changes in interest rates and other assumptions was $10 million in 2017, as compared to $13 million in 2016 and $14 million in 2015. These amounts were primarily driven by the average balances of loans being serviced each year, which declined during 2017 due to sales, and were relatively consistent in 2016 and 2015.
The impact to MSR income from the net effect of changes in assumptions and rates was negative $2 million in 2017, positive $1 million in 2016, and negative $18 million in 2015. As discussed above, prior to the second quarter of 2015, MSR income did not include the effect of hedges. The loss in 2015 primarily reflects the negative change in market value of our MSRs during the first quarter of 2015, resulting from the decrease in market interest rates during that period. The offsetting increase in the value of assets and derivatives that effectively served as hedges to the MSRs during the first quarter of 2015 are presented in Investment fair value changes, net.
Additional detail on our investment in MSRs is included in the Investment Portfolio portion of the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our residential loans held-for-investment and financed with FHLB borrowings, our investment securities classified as trading, and interest rate hedges associated with each of these investments.
During 2017, the positive investment fair value changes primarily resulted from net increases in the fair value of our trading securities net of their associated hedges, which were primarily due to tightening credit spreads on these securities during the year. This increase was partially offset by net decreases in the fair value of our residential loans held-for-investment and their associated hedges, primarily resulting from principal paydowns and hedging costs.
During 2016, the negative investment fair value changes primarily resulted from decreases in the fair value of our loans held for investment and their associated hedges. These decreases were primarily the result of hedging costs due to interest rate volatility experienced throughout 2016, as well as from the write-off of premium from loan repayments. These decreases were partially offset by positive valuation changes of trading securities that benefited from tightening credit spreads during the year.
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
Other Income
Other income in 2017, 2016 and 2015 was primarily comprised of income from our residential loan risk-sharing arrangements with Fannie Mae and Freddie Mac that were completed in the second half of 2015. The $2 million decrease in other income in 2017 primarily resulted from a decline during 2017 in prepayments of loans underlying the risk-share transactions.

Realized Gains, Net
For 2017, we realized gains of $13 million, primarily from the sale of $90 million of AFS securities. For 2016, we realized gains of $28 million, which included $23 million from the sale of $253 million of AFS securities and $5 million from the sale of $218 million of commercial mezzanine loans. Net gains of $36 million recorded in 2015 primarily resulted from the sale of $366 million of AFS securities during the year.
Additional detail on realized gains is included in the Investment Portfolio portion of the “Results of Operations by Segment” section that follows.
Operating Expenses
The decreases in operating expenses in both 2017 and 2016 were primarily due to the restructuring of our residential conforming and commercial mortgage banking operations during the first quarter of 2016, which resulted in restructuring costs of $10 million and a lower run-rate of expenses subsequent to the restructuring.
See Note 10 of our Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional detail of these restructuring charges.
(Provision for) Benefit From Income Taxes
Our provision for income taxes results almost entirely from activities at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities, MSR investments, as well as certain other investment and hedging activities. The increase in the provision for income taxes in 2017 resulted primarily from higher mortgage banking income during the year. This increase was offset by a tax benefit of $8 million from the reduction of our net federal deferred tax liabilities as a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") that was passed in December 2017. Additionally, 2016 benefited from the release of a valuation allowance recorded against our deferred tax assets during that year.
The benefit from income taxes in 2015 resulted from GAAP losses generated at our TRS, which was reduced by a valuation allowance we established on certain net deferred tax assets in that year. For additional detail on income taxes, see the “Taxable Income” section that follows.

Net Interest Income
The following tables present the components of net interest income for the years ended December 31, 2017, 2016, and 2015.
Table 5 – Net Interest Income

	Years Ended December 31,
	2017			2016			2015
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$38,854	$939,273	4.1%	$33,120	$908,353	3.6%	$47,221	$1,289,684	3.7%
Residential loans - HFI at Redwood (2)	90,970	2,316,375	3.9%	85,147	2,193,619	3.9%	42,680	1,107,603	3.9%
Residential loans - HFI at Legacy Sequoia (2)	19,405	700,746	2.8%	19,537	882,079	2.2%	24,814	1,224,857	2.0%
Residential loans - HFI at Sequoia Choice (2)	5,133	109,463	4.7%	—	—	—%	—	—	—%
Commercial loans	345	1,065	N/A	30,496	258,041	11.8%	46,933	504,685	9.3%
Trading securities	47,419	713,945	6.6%	22,484	299,912	7.5%	17,613	150,372	11.7%
Available-for-sale securities	43,384	430,395	10.1%	54,389	530,357	10.3%	79,835	886,966	9.0%
Other interest income	2,547	224,545	1.1%	1,182	294,830	0.4%	336	225,292	0.1%
Total interest income	248,057	5,435,807	4.6%	246,355	5,367,191	4.6%	259,432	5,389,459	4.8%
Interest Expense
Short-term debt facilities	(28,015)	1,075,430	(2.6)%	(22,287)	1,089,352	(2.0)%	(30,572)	1,671,184	(1.8)%
Short-term debt - convertible notes, net	(8,836)	182,551	(4.8)%	—	—	—%	—	—	—%
ABS issued - Redwood	—	—	—%	(1,560)	21,159	(7.4)%	(5,822)	87,982	(6.6)%
ABS issued - Legacy Sequoia (2)	(14,833)	684,733	(2.2)%	(13,175)	861,020	(1.5)%	(15,647)	1,164,887	(1.3)%
ABS issued - Sequoia Choice (2)	(4,275)	97,158	(4.4)%	—	—	—%	—	—	—%
Long-term debt - FHLBC	(21,769)	1,999,999	(1.1)%	(11,579)	1,980,971	(0.6)%	(2,848)	894,671	(0.3)%
Long-term debt - other	(31,088)	504,822	(6.2)%	(39,927)	665,453	(6.0)%	(40,994)	686,354	(6.0)%
Total interest expense	(108,816)	4,544,693	(2.4)%	(88,528)	4,617,955	(1.9)%	(95,883)	4,505,078	(2.1)%
Net Interest Income	$139,241			$157,827			$163,549

(1)
Average balances for residential loans held-for-sale, residential loans held-for-investment and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost, except for ABS issued, which is based upon fair value.

(2)
Interest income from residential loans held-for-investment ("HFI") at Redwood exclude loans HFI at consolidated Sequoia entities. Interest income from residential loans - HFI at Legacy Sequoia and the interest expense from ABS issued - Legacy Sequoia represent activity from our consolidated Legacy Sequoia entities. Interest income from residential loans - HFI at Sequoia Choice and the interest expense from ABS issued - Sequoia Choice represent activity from our consolidated Sequoia Choice entities.

The following table details how net interest income changed on a consolidated basis as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).
Table 6 – Net Interest Income - Volume and Rate Changes

	Change in Net Interest Income
	For the Years Ended December 31,
	2017			2016
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Net Interest Income for the Beginning of the Year			$157,827			$163,549
Impact of Changes in Interest Income
Residential loans - HFS	$1,127	$4,607	5,734	$(13,962)	$(139)	(14,101)
Residential loans - HFI at Redwood	4,765	1,058	5,823	41,848	619	42,467
Residential loans - HFI at Legacy Sequoia	(4,016)	3,884	(132)	(6,944)	1,667	(5,277)
Residential loans - HFI at Sequoia Choice	5,133	—	5,133	—	—	—
Commercial loans	(30,370)	219	(30,151)	(22,937)	6,500	(16,437)
Trading securities	31,039	(6,104)	24,935	17,516	(12,645)	4,871
Available-for-sale securities	(10,251)	(754)	(11,005)	(32,098)	6,652	(25,446)
Other Interest Income	(282)	1,647	1,365	104	742	846
Net changes in interest income	(2,855)	4,557	1,702	(16,473)	3,396	(13,077)
Impact of Changes in Interest Expense
Short-term debt facilities	285	(6,013)	(5,728)	10,644	(2,359)	8,285
Short-term debt - convertible notes, net	—	(8,836)	(8,836)	—	—	—
ABS issued - Redwood	1,560	—	1,560	4,422	(232)	4,190
ABS issued - Legacy Sequoia	2,697	(4,355)	(1,658)	4,082	(1,538)	2,544
ABS issued - Sequoia Choice	(4,275)	—	(4,275)	—	—	—
Long-term debt - FHLBC	(111)	(10,079)	(10,190)	(3,458)	(5,273)	(8,731)
Long-term debt - Other	9,638	(799)	8,839	1,248	(181)	1,067
Net changes in interest expense	9,794	(30,082)	(20,288)	16,938	(9,583)	7,355
Net changes in interest income and expense	6,939	(25,525)	(18,586)	465	(6,187)	(5,722)
Net Interest Income for the Year Ended			$139,241			$157,827

The following table presents the components of net interest income by segment for the years ended December 31, 2017, 2016, and 2015.
Table 7 – Net Interest Income by Segment

	Years Ended December 31,			Changes
(In Thousands)	2017	2016	2015	'17/'16	'16/'15
Net Interest Income by Segment
Investment Portfolio	$152,070	$169,203	$154,911	$(17,133)	$14,292
Residential Mortgage Banking	21,940	19,470	35,053	2,470	(15,583)
Corporate/Other	(34,769)	(30,846)	(26,415)	(3,923)	(4,431)
Net Interest Income	$139,241	$157,827	$163,549	$(18,586)	$(5,722)
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.

The Corporate/Other line item in the table above primarily includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Legacy Sequoia entities. The $4 million decrease in net interest income from Corporate/Other during 2017 was primarily due to a higher average balance of long-term debt, as we issued additional convertible debt in August 2017, and lower net interest income from consolidated Legacy Sequoia entities, as loans in these securitizations continued to pay down. Details regarding consolidated Legacy Sequoia entities are included in the "Results of Consolidated Legacy Sequoia Entities" section that follows.
Specific Borrowing Costs
The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at December 31, 2017.
Table 8 – Interest Expense — Specific Borrowing Costs

December 31, 2017	Residential Loans Held-for-Sale	Residential Securities
Asset yield	4.12%	4.88%
Short-term debt yield	3.17%	2.69%
Net Spread	0.95%	2.19%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.
Results of Operations by Segment
Redwood operates in two segments: Investment Portfolio and Residential Mortgage Banking. Beginning in the first quarter of 2017, we eliminated our Commercial segment and renamed our Residential Investments segment as the Investment Portfolio segment. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For additional information on our segments, refer to Note 21 in Part II, Item 8 and Part I, Item 1 of this Annual Report on Form 10-K. The following table presents the segment contribution from our two segments reconciled to our consolidated net income for the years ended December 31, 2017, 2016, and 2015.
Table 9 – Segment Results Summary

	Years Ended December 31,			Changes
(In Thousands)	2017	2016	2015	'17/'16	'16/'15
Segment Contribution from:
Investment Portfolio	$185,671	$188,077	$164,483	$(2,406)	$23,594
Residential Mortgage Banking	44,311	35,111	4,308	9,200	30,803
Corporate/Other	(89,576)	(91,936)	(66,703)	2,360	(25,233)
Net Income	$140,406	$131,252	$102,088	$9,154	$29,164
The following sections provide a detailed discussion of the results of operations at each of our two business segments for the years ended December 31, 2017, 2016, and 2015. The $2 million improvement from Corporate/Other in 2017 was primarily due to $10 million of costs incurred in 2016 associated with the restructuring of our residential conforming and commercial mortgage banking operations in 2016. This improvement was partially offset by an increase in interest expense from convertible debt we issued in August 2017 as well as a decline in income from our consolidated Legacy Sequoia securitizations.

Investment Portfolio Segment

Our Investment Portfolio segment is primarily comprised of our portfolio of residential mortgage loans held-for-investment and financed through the FHLBC and our real estate securities portfolio. Additionally, beginning in the third quarter of 2017, this segment includes residential loans held-for-investment at our consolidated Sequoia Choice entities.
For segment reporting purposes, certain of our Sequoia senior trading securities were included in our Residential Mortgage Banking segment in 2016 and 2015. As such, they are excluded from any amounts and tables in this section and may not agree with similarly titled amounts and tables in our consolidated financial statements and footnotes.
The following table presents the components of segment contribution for the Investment Portfolio segment for the years ended December 31, 2017, 2016, and 2015.
Table 10 – Investment Portfolio Segment Contribution

	Years Ended December 31,			Changes
(In Thousands)	2017	2016	2015	'17/'16	'16/'15
Interest income	$188,760	$192,200	$177,595	$(3,440)	$14,605
Interest expense	(36,690)	(22,997)	(22,684)	(13,693)	(313)
Net interest income	152,070	169,203	154,911	(17,133)	14,292
Reversal of provision for loan losses	—	7,102	355	(7,102)	6,747
Net Interest Income after Provision	152,070	176,305	155,266	(24,235)	21,039
Non-interest income
MSR income (loss), net	7,860	14,353	(3,922)	(6,493)	18,275
Investment fair value changes, net	18,414	(24,367)	(20,089)	42,781	(4,278)
Other income	4,576	6,338	3,192	(1,762)	3,146
Realized gains, net	14,107	27,717	36,369	(13,610)	(8,652)
Total non-interest income, net	44,957	24,041	15,550	20,916	8,491
Direct operating expenses	(6,028)	(10,421)	(7,179)	4,393	(3,242)
Segment contribution before income taxes	190,999	189,925	163,637	1,074	26,288
(Provision for) benefit from income taxes	(5,328)	(1,848)	846	(3,480)	(2,694)
Total Segment Contribution	$185,671	$188,077	$164,483	$(2,406)	$23,594
The following table presents our primary portfolios of investment assets in our Investment Portfolio segment at December 31, 2017 and December 31, 2016.
Table 11 – Investment Portfolio

(In Thousands)	December 31, 2017	December 31, 2016	Change
Residential loans held-for-investment at Redwood	$2,434,386	$2,261,016	$173,370
Residential securities	1,152,485	926,669	225,816
Commercial/Multifamily securities	324,025	91,770	232,255
Residential loans held-for-investment at Sequoia Choice	620,062	—	620,062
Mortgage servicing rights	63,598	118,526	(54,928)
Other assets	149,317	217,554	(68,237)
Total Assets at Investment Portfolio	$4,743,873	$3,615,535	$1,196,575

Overview
During 2017, the increase in our total investment portfolio was primarily attributable to the deployment of $464 million of capital into new residential and multifamily securities investments, as well as strong price appreciation of our security investments resulting from tightening credit spreads during the year. Additionally, we consolidated $620 million of residential Sequoia Choice loans from securitizations we completed during the third and fourth quarters. At December 31, 2017, our economic investment in the Sequoia Choice entities was $78 million, representing securities we retained in the securitizations. These increases were offset by a decrease in our MSR investments as we disposed of nearly all of our conforming MSRs during 2017.
Net Interest Income
Net interest income from our Investment Portfolio primarily includes interest income from our residential loans held-for-investment and our securities, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Investment Portfolio segment for the years ended December 31, 2017, 2016, and 2015.
Table 12 – Net Interest Income ("NII") from Investment Portfolio

	Years Ended December 31,			Changes
(In Thousands)	2017	2016	2015	'17/'16	'16/'15
Net interest income from:
HFI residential loans at Redwood	$69,201	$73,560	$39,703	$(4,359)	$33,857
HFI residential loans at Sequoia Choice	858	—	—	858	—
Residential securities	74,020	67,210	84,183	6,810	(16,973)
Commercial/Multifamily securities	6,137	2,255	—	3,882	2,255
Commercial mezzanine loans	345	25,168	30,720	(24,823)	(5,552)
Other interest income	1,509	1,010	305	499	705
NII from Investment Portfolio	$152,070	$169,203	$154,911	$(17,133)	$14,292
The decrease in net interest income from our Investment Portfolio segment during 2017 was primarily due to the sale of our commercial mezzanine loans during 2016, as well as from higher interest costs on our FHLB borrowings during 2017. These decreases were partially offset by higher net interest income from real estate securities, primarily resulting from higher average balances of these investments from the redeployment of capital from our commercial mezzanine loan sales in 2016.
During 2016, the increase in our total investment portfolio net interest income was primarily attributable to the addition of residential loans held-for-investment and financed through the FHLBC, as our FHLB-member subsidiary fully utilized its borrowing capacity of $2.00 billion. This increase was partially offset by a decrease in our investments in residential securities, resulting from net sales during 2016.

Investment fair value changes, net
The following table presents the components of investment fair value changes, net for our Investment Portfolio segment, which is comprised of market valuation gains and losses from our investments and associated hedges, for the years ended December 31, 2017, 2016, and 2015.
Table 13 – Investment Portfolio Fair Value Changes, Net by Investment Type

	Years Ended December 31,			Changes
(In Thousands)	2017	2016	2015	'17/'16	'16/'15
Market valuation changes:
Residential loans held-for-investment at Redwood	$(15,415)	$(32,425)	$1,425	$17,010	$(33,850)
Net investments in Sequoia Choice entities (1)	(323)	—	—	(323)	—
Residential trading securities	20,450	6,999	(18,312)	13,451	25,311
Commercial/Multifamily trading securities	16,196	2,578	—	13,618	2,578
Other valuation changes	(2,494)	(1,519)	(3,202)	(975)	1,683
Investment Fair Value Changes, Net	$18,414	$(24,367)	$(20,089)	$42,781	$(4,278)

(1)
Includes changes in fair value of the residential loans held-for-sale and the ABS issued at the entities, which netted together represent the change in value of our retained investments (senior and subordinate securities) at the consolidated VIEs.

For 2017, the net positive investment fair value changes primarily resulted from net increases in the fair value of our trading securities and their associated hedges, which were primarily due to tightening credit spreads on these securities during this period. These increases were partially offset by decreases in the fair value of our residential loans held-for-investment and their associated hedges, primarily resulting from principal paydowns and hedging costs.
For 2016, the net negative investment fair value changes primarily resulted from decreases in the fair value of our residential loans held-for-investment and their associated derivatives, which primarily resulted from higher hedging costs due to interest rate volatility, as well as loss of premium from principal repayments. These decreases were partially offset by net increases in the fair value of our trading securities, which primarily resulted from tightening credit spreads on these securities during 2016.
MSR Income (Loss), net
The following table presents the components of MSR income (loss), net for the years ended December 31, 2017, 2016, and 2015.
Table 14 – MSR Income (Loss), net

	Years Ended December 31,			Changes
(In Thousands)	2017	2016	2015	'17/'16	'16/'15
Net servicing fee income	$18,292	$34,871	$33,885	$(16,579)	$986
Changes in fair value of MSR from the receipt of expected cash flows	(9,078)	(21,860)	(18,939)	12,782	(2,921)
MSR provision for repurchases	302	270	(707)	32	977
MSR income before the effect of changes in interest rates and other assumptions	9,516	13,281	14,239	(3,765)	(958)
Changes in fair value of MSRs from interest rates and other assumptions (1)	(1,088)	(14,512)	(5,453)	13,424	(9,059)
Changes in fair value of associated derivatives	(568)	15,584	(12,708)	(16,152)	28,292
Total net effect of changes in assumptions and rates	(1,656)	1,072	(18,161)	(2,728)	19,233
MSR Income (Loss), Net	$7,860	$14,353	$(3,922)	$(6,493)	$18,275

(1)	Primarily reflects changes in prepayment assumptions on our MSRs due to changes in benchmark interest rates.

MSR income before the effect of changes in interest rates and other assumptions declined in 2017, primarily due to the sale of our conforming MSRs during the second quarter of 2017. The total net effect of changes in assumptions and rates decreased, primarily due to lower hedging costs in 2016.
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
Realized Gains, net
During the years ended December 31, 2017, 2016, and 2015, we realized gains of $14 million, $28 million, and $36 million, primarily from the sale of $90 million, $253 million, and $366 million of AFS securities, respectively.
Direct Operating Expenses and Provision for Income Taxes
The increase in operating expenses from 2015 to 2016 was primarily attributable to higher operating costs associated with the management of MSRs during 2016. We began disposing of our conforming MSRs in 2016 and had disposed of substantially all of them by the end of 2017, which primarily drove the decrease in operating expenses from 2016 to 2017.
The provision for income taxes at our Investment Portfolio segment in 2017 and 2016 resulted from GAAP income earned at our TRS during those periods, primarily from MSRs and certain non-REIT eligible securities. For 2016, the tax provision at our TRS was reduced as the result of our releasing a valuation allowance previously maintained on certain net deferred tax assets. For additional detail on income taxes, see the "Taxable Income" section that follows.
Residential Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the years ended December 31, 2017 and 2016.
Table 15 – Residential Loans Held-for-Investment at Redwood - Activity

	Years Ended December 31,
(In Thousands)	2017	2016
Fair value at beginning of period	$2,261,016	$1,791,195
Transfers between portfolios (1)	500,887	1,007,389
Principal repayments	(322,187)	(514,466)
Changes in fair value, net	(5,330)	(23,102)
Fair Value at End of Period	$2,434,386	$2,261,016

(1)	Represents the net transfers of loans into our Investment Portfolio segment from our Residential Mortgage Banking segment and their reclassification from held-for-sale to held-for-investment.
At December 31, 2017, $2.43 billion of loans were held by our FHLB-member subsidiary and financed with $2.00 billion of borrowings from the FHLBC. In connection with these borrowings, our FHLB-member subsidiary is required to hold $43 million of FHLB stock.
At December 31, 2017, the weighted average maturity of these FHLB borrowings was approximately eight years and they had a weighted average cost of 1.38% per annum. This interest cost resets every 13 weeks and we seek to fix the interest cost of these FHLB borrowings over their weighted average maturity by using a combination of swaps, TBAs and other derivatives.
During 2017, we had net transfers of $501 million of residential loans from our Residential Mortgage Banking segment to our portfolio of loans held-for-investment at Redwood. In October 2017, the FHLB increased the capital requirement on our borrowing facility, which effectively increased the portion of loans we finance with equity relative to what was required previously. This change resulted in additional loans being transferred to our FHLB member subsidiary to collateralize the FHLB borrowings.

Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB-member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion.
The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at December 31, 2017.
Table 16 – Characteristics of Residential Real Estate Loans Held-for-Investment at Redwood

December 31, 2017
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$2,131,263	4.09%
Fixed - 10, 15, 20, & 25 year	73,268	3.65%
Hybrid	203,462	4.07%
Total Outstanding Principal	$2,407,993
The outstanding loans held-for-investment at Redwood at December 31, 2017 were prime-quality, first lien loans, of which 96% were originated between 2013 and 2017 and 4% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 770 (at origination) and the weighted average loan-to-value ("LTV") ratio was 65% (at origination). At December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type in our Investment Portfolio segment for the years ended December 31, 2017 and 2016.
Table 17 – Real Estate Securities Activity by Collateral Type

Year Ended December 31, 2017	Senior	Re-REMIC	Subordinate		Total
(In Thousands)	Residential	Residential (1)	Residential	Commercial (2)
Beginning fair value	$173,613	$85,479	$667,577	$91,770	$1,018,439
Transfers	46,604	(46,604)	—	—	—
Acquisitions
Sequoia securities	14,524	—	65,138	—	79,662
Third-party securities	32,681	—	330,974	237,143	600,798
Sales
Sequoia securities	—	—	(42,304)	—	(42,304)
Third-party securities	(13,635)	—	(156,529)	(15,858)	(186,022)
Gains on sales and calls, net	5,327	—	8,780	—	14,107
Effect of principal payments (3)	(33,396)	(3,209)	(30,094)	(5,066)	(71,765)
Change in fair value, net	(14,755)	3,209	59,105	16,036	63,595
Ending Fair Value	$210,963	$38,875	$902,647	$324,025	$1,476,510

Year Ended December 31, 2016	Senior	Re-REMIC	Subordinate		Total
(In Thousands)	Residential	Residential (1)	Residential	Commercial (2)
Beginning fair value	$336,595	$165,064	$526,512	$8,078	$1,036,249
Transfers	76,947	(76,947)	—	—	—
Acquisitions
Sequoia securities	—	—	10,606	—	10,606
Third-party securities	4,943	—	227,248	84,598	316,789
Sales
Sequoia securities	(21,016)	—	(51,034)	—	(72,050)
Third-party securities	(186,960)	—	(41,486)	(1,312)	(229,758)
Gains on sales and calls, net	16,008	—	6,507	—	22,515
Effect of principal payments (3)	(28,200)	(6,758)	(32,894)	—	(67,852)
Change in fair value, net	(24,704)	4,120	22,118	406	1,940
Ending Fair Value	$173,613	$85,479	$667,577	$91,770	$1,018,439

(1)	Re-REMIC securities, as presented herein, were created by third parties through the resecuritization of certain senior RMBS.

(2)	Our commercial securities are primarily comprised of Agency multifamily securities.

(3)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

At December 31, 2017, our securities consisted of fixed-rate assets (79%), adjustable-rate assets (4%), hybrid assets that reset within the next year (7%), and hybrid assets that reset between 12 and 36 months (10%).
We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our residential securities that were financed with repurchase debt at December 31, 2017.
Table 18 – Real Estate Securities Financed with Repurchase Debt

December 31, 2017	Real Estate Securities (1)	Repurchase Debt	Allocated Capital	Weighted Average Price (2)	Financing Haircut (3)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Senior	$109,910	$(96,531)	$13,379	$99	12%
Subordinate - Mezzanine	373,759	(312,491)	61,268	99	16%
Total Residential Securities	483,669	(409,022)	74,647	99	15%
Commercial/Multifamily Securities	304,335	(239,724)	64,611	97	21%
Total	$788,004	$(648,746)	$139,258

(1)	Amounts represent carrying value of securities, which are held at GAAP fair value.

(2)	GAAP fair value per $100 of principal.

(3)	Allocated capital divided by GAAP fair value.
At December 31, 2017, we had short-term debt incurred through repurchase facilities of $649 million, which was secured by $788 million of real estate securities. The remaining $689 million of our securities were financed with capital. Our repo borrowings were made under facilities with nine different counterparties, and the weighted average cost of funds for these facilities during the fourth quarter of 2017 was approximately 2.55% per annum.
At December 31, 2017, the securities we financed through repurchase facilities had no material credit issues. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.

The majority of the $110 million of senior securities noted in the table above are supported by seasoned residential loans originated prior to 2008. The $374 million of mezzanine securities financed through repurchase facilities at December 31, 2017, carry investment grade credit ratings and are supported by residential loans originated between 2012 and 2017. The $304 million of multifamily securities financed through repurchase facilities at December 31, 2017 carry investment grade credit ratings with 7%-8% of structural credit enhancement.
The following table presents our residential securities at December 31, 2017 and December 31, 2016, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, re-REMIC, and subordinate). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 19 – Real Estate Securities by Vintage and Type

	Sequoia 2012-2017	Third Party 2013-2017	Agency CRT 2013-2017	Third Party <=2008	Total Residential Securities	Commercial 2015-2017	Total Real Estate Securities
December 31, 2017
(In Thousands)
Senior (1)	$33,773	$33,517	$—	$143,673	$210,963	$—	$210,963
Re-REMIC	—	—	—	38,875	38,875	—	38,875
Subordinate
Mezzanine (2)	147,466	183,985	—	—	331,451	324,025	655,476
Subordinate (1)	139,442	108,455	300,713	22,586	571,196	—	571,196
Total Subordinate	286,908	292,440	300,713	22,586	902,647	324,025	1,226,672
Total Securities (3)	$320,681	$325,957	$300,713	$205,134	$1,152,485	$324,025	$1,476,510

	Sequoia 2012-2016	Third Party 2012-2016	Agency CRT 2013-2016	Third Party <=2008	Total Residential Securities	Commercial 2015-2016	Total Real Estate Securities
December 31, 2016
(In Thousands)
Senior	$26,618	$5,611	$—	$141,384	$173,613	$—	$173,613
Re-REMIC	—	—	—	85,479	85,479	—	85,479
Subordinate
Mezzanine (2)	136,007	179,390	—	—	315,397	91,770	407,167
Subordinate	113,310	64,450	152,126	22,294	352,180	—	352,180
Total Subordinate	249,317	243,840	152,126	22,294	667,577	91,770	759,347
Total Securities	$275,935	$249,451	$152,126	$249,157	$926,669	$91,770	$1,018,439

(1)	At December 31, 2017, senior Sequoia and third-party securities included $70 million of IO securities, and subordinate third-party securities included $12 million of IO securities.

(2)	Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

(3)
Excludes $78 million of securities retained from our consolidated Sequoia Choice securitizations. For GAAP purposes we consolidated $620 million of residential loans and $542 million of non-recourse ABS debt associated with these retained securities.

The following tables present the components of the interest income we earned on AFS securities for the years ended December 31, 2017, 2016, and 2015.
Table 20 – Interest Income — AFS Securities

Year Ended December 31, 2017					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$5,349	$7,988	$13,337	$103,481	5.17%	7.72%	12.89%
Re-REMIC	3,012	3,188	6,200	50,138	6.01%	6.36%	12.37%
Subordinate
Mezzanine	4,860	2,215	7,075	123,571	3.93%	1.79%	5.72%
Subordinate	11,368	5,404	16,772	153,205	7.42%	3.53%	10.95%
Total AFS Securities	$24,589	$18,795	$43,384	$430,395	5.71%	4.37%	10.08%

Year Ended December 31, 2016					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$4,636	$6,055	$10,691	$118,617	3.91%	5.10%	9.01%
Re-REMIC	6,619	11,765	18,384	103,762	6.38%	11.34%	17.72%
Subordinate
Mezzanine	7,260	2,686	9,946	184,602	3.93%	1.46%	5.39%
Subordinate	9,621	5,747	15,368	123,376	7.80%	4.66%	12.46%
Total AFS Securities	$28,136	$26,253	$54,389	$530,357	5.31%	4.95%	10.26%

Year Ended December 31, 2015					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$13,633	$17,650	$31,283	$385,072	3.54%	4.58%	8.12%
Re-REMIC	8,648	9,200	17,848	104,414	8.28%	8.81%	17.09%
Subordinate
Mezzanine	11,466	3,519	14,985	283,049	4.05%	1.24%	5.29%
Subordinate	9,238	6,481	15,719	114,431	8.07%	5.66%	13.73%
Total AFS Securities	$42,985	$36,850	$79,835	$886,966	4.85%	4.15%	9.00%
During 2017, several Re-REMIC securities we held were exchanged for the underlying senior securities. Several of these exchanged investments had higher relative yields and, as such, the balance of our investments in Re-REMICs and their associated yields declined and the yields of our senior securities increased during the year ended December 31, 2017, as compared to 2016.

The following tables present the components of carrying value at December 31, 2017 and December 31, 2016 for our AFS residential securities.
Table 21 – Carrying Value of AFS Securities

December 31, 2017	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$144,512	$44,613	$419,020	$608,145
Credit reserve	(2,936)	(5,820)	(37,793)	(46,549)
Unamortized discount, net	(34,379)	(9,662)	(139,712)	(183,753)
Amortized cost	107,197	29,131	241,515	377,843
Gross unrealized gains	35,027	9,744	86,419	131,190
Gross unrealized losses	(1,235)	—	(132)	(1,367)
Carrying Value	$140,989	$38,875	$327,802	$507,666

December 31, 2016	Senior	Re-REMIC	Subordinate	Total
(In Thousands)
Principal balance	$148,862	$95,608	$456,359	$700,829
Credit reserve	(4,814)	(6,857)	(35,802)	(47,473)
Unamortized discount, net	(41,877)	(19,613)	(136,622)	(198,112)
Amortized cost	102,171	69,138	283,935	455,244
Gross unrealized gains	36,304	16,341	68,032	120,677
Gross unrealized losses	(1,929)	—	(1,240)	(3,169)
Carrying Value	$136,546	$85,479	$350,727	$572,752
We designate any amount of unpaid principal balance that we do not expect to receive and thus do not expect to earn or recover as a credit reserve on each security. Any remaining net unamortized discounts or premiums on the security are amortized into income over time using the effective yield method.
At December 31, 2017, credit reserves for our AFS securities totaled $47 million, or 7.7% of the principal balance of our residential securities, as compared to $47 million, or 6.8%, at December 31, 2016. During the year ended December 31, 2017, increases resulting from acquisitions and impairments were partially offset by reductions in the credit reserve from realized losses, sales, and transfers out of credit reserve to accretable discount. During the years ended December 31, 2017 and 2016, realized credit losses on our residential securities totaled $4 million and $6 million, respectively.
Residential Loans Held-for-Investment at Sequoia Choice Portfolio

During the third and fourth quarters of 2017, we issued our first securitizations primarily comprised of expanded-prime Choice loans. We consolidate the Sequoia Choice securitization entities for financial reporting purposes in accordance with GAAP. These entities are independent of Redwood and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia Choice entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At December 31, 2017, the estimated fair value of our economic investments in the consolidated Sequoia Choice entities was $78 million, and was comprised of retained senior and subordinate securities.

The following tables present the statements of income for the years ended December 31, 2017, 2016, and 2015 and the balance sheets of the consolidated Sequoia Choice entities at December 31, 2017 and December 31, 2016. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 22 – Consolidated Sequoia Choice Entities Statements of Income

	Years Ended December 31,			Changes
(In Thousands)	2017	2016	2015	'17/'16	'16/'15
Interest income	$5,133	$—	$—	$5,133	$—
Interest expense	(4,275)	—	—	(4,275)	—
Net interest income	858	—	—	858	—
Investment fair value changes, net	(323)	—	—	(323)	—
Net Income from Consolidated Sequoia Choice Entities	$535	$—	$—	$535	$—

Table 23 – Consolidated Sequoia Choice Entities Balance Sheets

(In Thousands)	December 31, 2017	December 31, 2016
Residential loans, held-for-investment, at fair value	$620,062	$—
Other assets	2,528	—
Total Assets	$622,590	$—
Other liabilities	$2,035	$—
Asset-backed securities issued, at fair value	542,140	—
Total liabilities	544,175	—
Equity (fair value of Redwood's retained investments in entities)	78,415	—
Total Liabilities and Equity	$622,590	$—
The following table presents residential loan activity at the consolidated Sequoia Choice entities for the years ended December 31, 2017 and 2016.
Table 24 – Residential Loans Held-for-Investment at Sequoia Choice - Activity

	Years Ended December 31,
(In Thousands)	2017	2016
Balance at beginning of period	$—	$—
New securitization issuance	645,689	—
Principal repayments	(20,600)	—
Changes in fair value, net	(5,027)	—
Balance at End of Period	$620,062	$—
The outstanding loans held-for-investment at our Sequoia Choice entities at December 31, 2017 were primarily comprised of prime-quality, first lien, 30-year, fixed-rate loans and were originated in 2012 or later. The gross weighted average coupon of these loans was 4.70%, the weighted average FICO score of borrowers backing these loans was 742 (at origination) and the weighted average original LTV ratio was 75% (at origination). At December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.

Mortgage Servicing Rights Portfolio
Our MSRs are held and managed at our taxable REIT subsidiary and typically are acquired together with loans from originators and then separately recognized under GAAP when the MSR is retained and the associated loan is sold to a third party or transferred to a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. In addition, we have also purchased MSRs on a flow basis from third-parties that sold the associated loans directly to the Agencies. Although we own the rights to service loans, we contract with sub-servicers to perform these activities. Our receipt of MSR income is not subject to any covenants other than customary performance obligations associated with servicing residential loans. If a sub-servicer we contract with was to fail to perform these obligations, our servicing rights could be terminated and we would evaluate our MSR asset for impairment at that time.
The following table provides the activity for MSRs by portfolio for the years ended December 31, 2017 and 2016.
Table 25 – MSR Activity by Portfolio

	Years Ended December 31,
	2017			2016
(In Thousands)	Jumbo	Conforming	Total MSRs	Jumbo	Conforming	Total MSRs
Balance at beginning of period	$60,003	$58,523	$118,526	$58,138	$133,838	$191,976
Additions
MSRs retained from Sequoia securitizations	7,123	—	7,123	6,451	—	6,451
MSRs retained from third-party loan sales	263	—	263	177	3,380	3,557
Purchased MSRs	—	640	640	—	15,354	15,354
Sold MSRs	—	(52,788)	(52,788)	—	(62,440)	(62,440)
Market valuation adjustments	(4,985)	(5,181)	(10,166)	(4,763)	(31,609)	(36,372)
Balance at End of Period	$62,404	$1,194	$63,598	$60,003	$58,523	$118,526
During the year ended December 31, 2017, we sold conforming MSRs with a fair value of $53 million. The remaining $64 million of MSRs are primarily associated with loans transferred to Sequoia securitizations we completed over the past several years.
The following table presents characteristics of our MSR investments and their associated loans at December 31, 2017.
Table 26 – Characteristics of MSR Investments Portfolio

(Dollars in Thousands)	December 31, 2017
Unpaid principal balance	$5,556,655
Fair value of MSRs	$63,598
MSR values as percent of unpaid principal balance	1.14%
Gross cash yield (1)	0.27%
Number of loans	8,687
Average loan size	$640
Average coupon	3.96%
Average loan age (months)	41
Average original loan-to-value	67%
Average original FICO score	770
60+ day delinquencies	0.20%

(1)
Gross cash yield is calculated by dividing the gross servicing fees we received for the year ended December 31, 2017, by the weighted average notional balance of loans associated with MSRs we owned during the year.

At December 31, 2017, nearly all of our MSRs were comprised of base MSRs and we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At both December 31, 2017 and December 31, 2016, we had $1 million of servicer advances outstanding related to our MSRs, which are presented in Other assets on our consolidated balance sheets.
Residential Mortgage Banking Segment
The following table presents the components of segment contribution for the Residential Mortgage Banking segment for the years ended December 31, 2017, 2016, and 2015.
Table 27 – Residential Mortgage Banking Segment Contribution

	Years Ended December 31,			Changes
(In Thousands)	2017	2016	2015	'17/'16	'16/'15
Interest income
Loans	$39,309	$33,089	$47,222	$6,220	$(14,133)
Sequoia securities	—	572	5,038	(572)	(4,466)
Total interest income	39,309	33,661	52,260	5,648	(18,599)
Interest expense	(17,369)	(14,191)	(17,207)	(3,178)	3,016
Net interest income	21,940	19,470	35,053	2,470	(15,583)
Mortgage banking activities, net	53,908	40,753	8,268	13,155	32,485
Direct operating expenses	(25,113)	(23,252)	(43,182)	(1,861)	19,930
Segment contribution before income taxes	50,735	36,971	139	13,764	36,832
(Provision for) benefit from income taxes	(6,424)	(1,860)	4,169	(4,564)	(6,029)
Segment Contribution	$44,311	$35,111	$4,308	$9,200	$30,803
The following tables provide the activity of unsecuritized residential loans during the years ended December 31, 2017 and 2016.
Table 28 – Residential Loans Held-for-Sale — Activity

	Years Ended December 31,
(In Thousands)	2017	2016
Balance at beginning of period	$835,399	$985,919
Acquisitions	5,741,651	4,747,564
Sales	(3,982,683)	(3,813,538)
Transfers between portfolios (1)	(1,146,576)	(1,007,389)
Principal repayments	(53,475)	(80,838)
Changes in fair value, net	33,629	3,681
Balance at End of Period	$1,427,945	$835,399

(1)
Represents the net transfers of loans out of our Residential Mortgage Banking segment into our Investment Portfolio segment and their reclassification from held-for-sale to held-for-investment. Includes $646 million of Choice loans securitized during the second half of 2017, which were not treated as sales for GAAP purposes and continue to be reported on our consolidated balance sheets within our Investment Portfolio segment.

Overview
During the year ended December 31, 2017, we purchased $5.74 billion of predominately prime residential jumbo loans, securitized $2.64 billion of jumbo Select loans that were accounted for as sales, and sold $1.35 billion of jumbo loans to third parties. Additionally, we transferred $646 million of jumbo Choice loans that did not qualify for sales accounting treatment under GAAP to Sequoia securitization entities and we had net transfers of $501 million of loans to our Investment Portfolio segment that were financed with borrowings from the FHLBC. Our pipeline of loans identified for purchase at December 31, 2017 included $1.25 billion of jumbo loans.

We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At December 31, 2017, we had $1.04 billion of warehouse debt outstanding to fund our residential loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the fourth quarter of 2017 was 3.04% per annum. Our warehouse capacity at December 31, 2017 totaled $1.58 billion across four separate counterparties, which should continue to provide sufficient liquidity to fund our residential mortgage banking operations in the near-term.
At December 31, 2017, we had 451 loan sellers, up from 406 at the end of 2016. This included 185 jumbo sellers and 266 sellers from various FHLB districts participating in the FHLB's MPF Direct program.
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
In 2017, the $2 million increase in net interest income was primarily due to increased interest income from a higher average balance of loans held-for-sale during 2017, as compared to 2016. This increase was partially offset by higher interest expense on our residential loan warehouse facilities, resulting from rising benchmark interest rates during 2017.
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
Table 29 – Components of Residential Mortgage Banking Activities, Net

	Years Ended December 31,			Changes
(In Thousands)	2017	2016	2015	'17/'16	'16/'15
Changes in fair value of:
Residential loans, at fair value (1)	$69,373	$31,399	$53,946	$37,974	$(22,547)
Sequoia securities	—	1,455	(15,261)	(1,455)	16,716
Risk management derivatives (2)	(17,529)	5,696	(34,457)	(23,225)	40,153
Other income, net (3)	2,064	2,203	4,040	(139)	(1,837)
Total Residential Mortgage Banking Activities, Net	$53,908	$40,753	$8,268	$13,155	$32,485

(1)	Includes changes in fair value for loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.

The increase in mortgage banking activities, net in 2017 was primarily due to higher loan purchase volume on similar gross margins primarily due to improved securitization execution in 2017 as compared to 2016.
At December 31, 2017, we had a repurchase reserve of $4 million outstanding related to residential loans sold through this segment. For the years ended December 31, 2017 and 2016, we recorded $0.1 million and $1 million of reversals of provision for repurchases, respectively, that were included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at December 31, 2017.
Table 30 – Characteristics of Residential Loans Held-for-Sale

December 31, 2017	Principal Value	Weighted Average Coupon
(Dollars in Thousands)
First Lien Prime
Fixed - 30 year	$1,273,850	4.21%
Fixed - 15, 20, & 25 year	56,001	3.62%
Hybrid	78,884	3.52%
ARM	444	2.32%
Total Outstanding Principal	$1,409,179

Operating Expenses and Taxes
Operating expenses for this segment primarily include costs associated with the underwriting, purchase and sale of residential loans. Operating expenses increased $2 million during 2017, primarily related to the increase in loan purchase volume in 2017, as compared with 2016.
The $20 million decrease in operating expenses in 2016 at this segment was primarily attributable to the restructuring of our conforming loan mortgage banking operations during the first quarter of 2016. All severance and related charges from the restructuring of our conforming mortgage banking operations were included in Corporate/Other for segment reporting purposes.
All residential mortgage banking activities are performed at our taxable REIT subsidiary and the provision for income taxes is generally correlated to the amount of this segment's contribution before income taxes in relation to the TRS's overall GAAP income and associated tax provision. For 2016, the tax provision at our TRS was reduced as the result of our releasing valuation allowance previously maintained on certain net deferred tax assets. For additional detail on income taxes, see the "Taxable Income" section that follows.
Results of Consolidated Legacy Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Legacy Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations in accordance with GAAP provisions for collateralized financing entities. At December 31, 2017, the estimated fair value of our investments in the consolidated Legacy Sequoia entities was $14 million.

The following tables present the statements of income (loss) for the years ended December 31, 2017, 2016, and 2015 and the balance sheets of the consolidated Legacy Sequoia entities at December 31, 2017 and December 31, 2016. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 31 – Consolidated Legacy Sequoia Entities Statements of Income (Loss)

	Years Ended December 31,			Changes
(In Thousands)	2017	2016	2015	'17/'16	'16/'15
Interest income	$19,407	$19,537	$24,814	$(130)	$(5,277)
Interest expense	(14,789)	(13,103)	(15,646)	(1,686)	2,543
Net interest income	4,618	6,434	9,168	(1,816)	(2,734)
Investment fair value changes, net	(8,027)	(4,200)	(1,192)	(3,827)	(3,008)
Net (Loss) Income from Consolidated Legacy Sequoia Entities	$(3,409)	$2,234	$7,976	$(5,643)	$(5,742)
Table 32 – Consolidated Legacy Sequoia Entities Balance Sheets

(In Thousands)	December 31, 2017	December 31, 2016
Residential loans held-for-investment, at fair value	$632,817	$791,636
Other assets	4,367	6,681
Total Assets	$637,184	$798,317
Other liabilities	$537	$518
Asset-backed securities issued, at fair value	622,445	773,462
Total liabilities	622,982	773,980
Equity (fair value of Redwood's retained investments in entities)	14,202	24,337
Total Liabilities and Equity	$637,184	$798,317

Net Interest Income at Consolidated Legacy Sequoia Entities
The decreases in net interest income in 2017 and 2016 were primarily attributable to the continued pay down of loans at the consolidated entities.
Investment Fair Value Changes, net at Consolidated Legacy Sequoia Entities
Investment fair value changes, net at consolidated Legacy Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities, which netted together represent the change in value of our retained investments in the consolidated Legacy Sequoia entities. The increase in negative investment fair value changes in 2017 was primarily related to the decline in fair value of retained IO securities, as prepayments of the loans underlying these securities accelerated in 2017.

Residential Loans at Consolidated Legacy Sequoia Entities
The following table provides details of residential loan activity at consolidated Legacy Sequoia entities for the years ended December 31, 2017 and 2016.
Table 33 – Residential Loans at Consolidated Legacy Sequoia Entities — Activity

	Years Ended December 31,
(In Thousands)	2017	2016
Balance at beginning of period	$791,636	$1,021,870
Principal repayments	(177,353)	(197,407)
Transfers to REO	(4,219)	(11,566)
Deconsolidation adjustments	—	(6,871)
Changes in fair value, net	22,753	(14,390)
Balance at End of Period	$632,817	$791,636
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise all of the loans in the consolidated Legacy Sequoia entities and were primarily originated in 2006 or prior. All of the $15 million of hybrid loans held at consolidated Legacy Sequoia entities at December 31, 2017 had reset in 2010, and now act as ARM loans. For outstanding loans at consolidated Legacy Sequoia entities at December 31, 2017, the weighted average FICO score of borrowers backing these loans was 728 (at origination) and the weighted average original LTV ratio was 66% (at origination). At December 31, 2017 and December 31, 2016, the unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $25 million and $30 million, respectively, of which the unpaid principal balance of loans in foreclosure was $10 million and $11 million, respectively.
Tax Provision and Taxable Income
Tax Provision under GAAP
For the years ended December 31, 2017, 2016, and 2015, we recorded tax provisions of $12 million and $4 million, and a tax benefit of $10 million, respectively. Our tax provision or benefit is primarily derived from GAAP net income or loss at our TRS as we do not book a material tax provision associated with income generated at our REIT. Our TRS income is generally earned from our mortgage banking activities, MSRs, and other non-REIT eligible security investments.
Our tax provision for 2017 includes a benefit of $8 million due to a reduction of our net federal deferred tax liabilities resulting from the Tax Act and the associated reduction of the federal statutory tax rate from 35% to 21% for tax years beginning after December 31, 2017. Going forward, earnings at our TRS will be subject to the new lower federal statutory rate.
For 2016, our tax provision included a benefit from the reversal of the valuation allowance recorded against our federal net deferred tax assets (DTAs). For 2015, our benefit from income taxes resulted from GAAP losses generated at our TRS, which was reduced by a valuation allowance we established on certain net deferred tax assets in that year.

Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the years ended December 31, 2017, 2016, and 2015. For each of these periods, we had no undistributed REIT taxable income, after the application of net operating loss carryforwards.
Table 34 – Taxable Income

	Years Ended December 31,
(In Thousands except per Share Data)	2017 est. (1)	2016	2015
REIT taxable income	$87,994	$97,576	$85,685
Taxable REIT subsidiary income (loss)	31,660	68,792	(42,034)
Total Taxable Income	$119,654	$166,368	$43,651

REIT taxable income per share	$1.15	$1.27	$1.05
Total taxable income per share	$1.56	$2.17	$0.55

Distributions to shareholders	$86,271	$86,240	$92,493
Distributions to shareholders per share	$1.12	$1.12	$1.12

(1)	Our tax results for the year ended December 31, 2017 are estimates until we file tax returns for 2017.
Taxable Income Distribution Requirement
As a REIT, we are required to distribute at least 90% of our taxable income, after the application of federal net operating loss carryforwards (NOLs), to our shareholders. For 2017, our estimated REIT taxable income of $88 million exceeded our available NOLs by $31 million, and therefore our minimum dividend distribution requirement was $28 million. The following table details our federal NOLs and capital loss carryforwards available as of December 31, 2017.
Table 35 - Federal Net Operating and Capital Loss Carryforwards

	Loss Carryforward Expiration by Period
	1 to 3	3 to 5	5 to 15	After 15
(In Thousands)	Years	Years	Years	Years	Total
REIT Loss Carryforwards
Net operating loss	$—	$—	$—	$(56,761)	$(56,761)
Capital loss	—	—	—	—	—
Total REIT Loss Carryforwards	$—	$—	$—	$(56,761)	$(56,761)

TRS Loss Carryforwards
Net operating loss	$—	$—	$—	$—	$—
Capital loss	$(2,548)	$—	$—	$—	$(2,548)
Total TRS Loss Carryforwards	$(2,548)	$—	$—	$—	$(2,548)
At December 31, 2016, we maintained $58 million of NOLs at the REIT level. In order to utilize these carryforwards, taxable income must exceed our dividend distributions. During 2017, we distributed $86 million to shareholders, which was less than our estimated taxable income of $88 million. We therefore expect to report REIT taxable income on our 2017 federal income tax return after the application of a dividends paid deduction. As a result, we expect $2 million of our federal NOLs at the REIT level to be utilized in 2017. Federal NOLs at the REIT level do not expire until 2029.
The Tax Act created a limitation on the annual usage of REIT NOLs to 80% of REIT taxable income before the dividends paid deduction, effective with respect to NOLs arising in taxable years beginning after December 31, 2017. We do not expect this to materially impact our REIT.

Federal capital loss carryforwards of $3 million at our TRS will expire in 2020. In order to utilize these carryforwards, our TRS must recognize capital gains in excess of capital losses before the expiration dates.
Tax Characteristics of Distributions to Shareholders
For the year ended December 31, 2017, we declared and distributed four regular quarterly dividends totaling $86 million ($1.12 per share). Under the federal income tax rules applicable to REITs, the taxable portion of any distribution to shareholders is determined by (i) taxable income of the REIT, exclusive of the dividends paid deduction and NOLs; and (ii) net capital gains recognized by the REIT, exclusive of capital loss carryforwards. The income or loss generated at our TRS does not directly affect the tax characterization of our dividends.
Our 2017 dividend distributions are expected to be characterized for federal income tax purposes as 71% ordinary dividend income and 29% qualified dividend income (generated from $25 million of qualified dividends from our TRS to our REIT). Under the federal income tax rules applicable to REITs, none of the 2017 dividend distributions are expected to be characterized as long-term capital gains due to capital loss carryforwards being used to offset our 2017 net capital gains.
Beginning in 2018, the Tax Act provides that individual taxpayers may deduct 20% of their ordinary REIT dividends from taxable income. This results in a maximum federal effective tax rate of 29.6% on an individual taxpayer’s ordinary REIT dividends, compared to the highest marginal rate of 37%. This deduction does not apply to REIT dividends classified as qualified dividends or long-term capital gains dividends, as those dividends are taxed at a maximum rate of 20% for individuals.
In December 2017, our board of directors announced its intention to pay a regular dividend of $0.28 per share each quarter in 2018.
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
For tax years beginning after December 31, 2017 (and after December 31, 2018 for debt-instruments with original issue discount), the Tax Act requires acceleration of certain types of revenue for federal income tax purposes. We are evaluating the effects of this change, and currently do not believe these provisions will have a material income tax effect for us.
The tax basis in assets and liabilities at the REIT was $4.39 billion and $3.31 billion, respectively, at December 31, 2017. The GAAP basis in assets and liabilities at the REIT was $5.55 billion and $4.40 billion, respectively, at December 31, 2017. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.

The tables below reconcile our estimated total taxable income to our GAAP income for the years ended December 31, 2017, 2016, and 2015.
Table 36 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Year Ended December 31, 2017
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$185,820	$38,824	$224,644	$248,057	$(23,413)
Interest expense	(59,875)	(29,787)	(89,662)	(108,816)	19,154
Net interest income	125,945	9,037	134,982	139,241	(4,259)
Realized credit losses	(3,442)	—	(3,442)	—	(3,442)
Mortgage banking activities, net	—	44,162	44,162	53,908	(9,746)
MSR income, net	—	3,930	3,930	7,860	(3,930)
Investment fair value changes, net	(16,483)	5,292	(11,191)	10,374	(21,565)
Operating expenses	(43,323)	(31,609)	(74,932)	(77,156)	2,224
Other income (1)	26,382	1,013	27,395	4,576	22,819
Realized gains, net	(735)	—	(735)	13,355	(14,090)
Provision for income taxes	(350)	(165)	(515)	(11,752)	11,237
Net Income	$87,994	$31,660	$119,654	$140,406	$(20,752)

Income per basic common share	$1.15	$0.41	$1.56	$1.60	$(0.04)

	Year Ended December 31, 2016
(In Thousands, except per Share Data)	REIT	TRS	Total Tax	GAAP	Differences
Interest income	$199,969	$33,289	$233,258	$246,355	$(13,097)
Interest expense	(48,534)	(27,862)	(76,396)	(88,528)	12,132
Net interest income	151,435	5,427	156,862	157,827	(965)
Reversal of provision for loan losses	—	—	—	7,102	(7,102)
Realized credit losses	(7,989)	—	(7,989)	—	(7,989)
Mortgage banking activities, net	—	26,477	26,477	38,691	(12,214)
MSR income, net	—	86,955	86,955	14,353	72,602
Investment fair value changes, net	(2,277)	(8,133)	(10,410)	(28,574)	18,164
Operating expenses	(44,950)	(43,466)	(88,416)	(88,786)	370
Other income	1,386	1,374	2,760	6,338	(3,578)
Realized gains, net	—	284	284	28,009	(27,725)
Provision for income taxes	(29)	(126)	(155)	(3,708)	3,553
Net Income	$97,576	$68,792	$166,368	$131,252	$35,116

Income per basic common share	$1.27	$0.90	$2.17	$1.54	$0.63

(1)	For 2017, other income at the REIT is primarily comprised of dividend income from our TRS.

	Year Ended December 31, 2015
(In Thousands, except per Share Data)	REIT	TRS	Total Tax	GAAP	Differences
Interest income	$187,146	$39,987	$227,133	$259,432	$(32,299)
Interest expense	(43,485)	(36,345)	(79,830)	(95,883)	16,053
Net interest income	143,661	3,642	147,303	163,549	(16,246)
Reversal of provision for loan losses	—	—	—	355	(355)
Realized credit losses	(8,645)	—	(8,645)	—	(8,645)
Mortgage banking activities, net	—	(24,637)	(24,637)	10,972	(35,609)
MSR income (loss), net	—	33,669	33,669	(3,922)	37,591
Investment fair value changes, net	(390)	(2,437)	(2,827)	(21,357)	18,530
Operating expenses	(49,304)	(53,932)	(103,236)	(97,416)	(5,820)
Other income	403	1,771	2,174	3,192	(1,018)
Realized gains, net	—	—	—	36,369	(36,369)
(Provision for) benefit from income taxes	(40)	(110)	(150)	10,346	(10,496)
Net Income (Loss)	$85,685	$(42,034)	$43,651	$102,088	$(58,437)

Income (loss) per basic common share	$1.05	$(0.50)	$0.55	$1.18	$(0.63)
Potential Taxable Income Volatility
We expect period-to-period volatility in our estimated taxable income. A description of the factors that can cause this volatility is provided below.
Recognition of Gains and Losses on Sale
Since the computation of amortization and impairments on assets may differ for tax and GAAP and many of our assets held for investment purposes are marked-to-market for GAAP, but not for tax, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At December 31, 2017, we had an estimated $3 million in federal capital loss carryforwards at the TRS level. We anticipate selling appreciated securities within the capital loss carryforward period, and it is likely that the TRS will benefit from all of the capital loss carryforwards. As such, no valuation allowance was recorded against any portion of the corresponding deferred tax asset. However, our estimate could change in future periods and, to the extent we expect to utilize the capital loss carryforwards, we could record additional tax expense or benefit for GAAP.
Prepayments on Securities
We have retained certain IO securities since the time they were issued from Sequoia securitizations we sponsored and purchased additional third-party IO securities. Our tax basis in these securities was $104 million at December 31, 2017. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. Currently, our tax basis is above the fair values for these IOs in the aggregate. If a securitization is called, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.
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

Credit Losses on Securities and Loans
To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. Credit losses are based on our tax basis, which differs from our basis for GAAP purposes. We anticipate an additional $20 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project.
Our estimated total taxable income for the years ended December 31, 2017, 2016, and 2015 included $3 million, $8 million, and $9 million, respectively, in realized credit losses on investments.
Compensation Expense
The total tax expense for equity award compensation is dependent upon varying factors such as the timing of payments of dividend equivalent rights, the distribution of deferred stock units and performance stock units, and the cash deferrals to and withdrawals from our Executive Deferred Compensation Plan. For GAAP purposes, the total expense associated with an equity award is determined at the award date and is recognized over the vesting period. For tax, the total expense is recognized at the date of distribution or exercise, not the award date. In addition, some compensation may not be deductible for tax if it exceeds certain levels. An exception may apply to performance-based compensation that is paid pursuant to a written and binding contract in effect before November 2, 2017. Thus, the total amount of compensation expense, as well as the timing, could be significantly different for tax than for GAAP.
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
Mortgage Servicing Rights
For GAAP purposes, we recognize MSRs through the direct acquisition of servicing rights from third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently sold to non-consolidated securitization entities or to third parties. For tax purposes, basis in our MSR assets is recognized through the direct acquisition of servicing rights from third parties, or to the extent that a retained MSR entitles us to receive a servicing fee in excess of so-called normal servicing (or the right to receive reasonable compensation for services to be performed under the mortgage serving contract). Tax basis in our normal MSR assets is not recognized when MSRs are retained from sales of loans to non-consolidated securitization entities or to third parties, thereby creating a favorable temporary GAAP to tax difference from sale of the loans. For the year ended December 31, 2017, we retained $9 million of MSRs from jumbo and conforming loan sales for which no tax basis was recognized. Additionally, in 2017, we purchased $1 million of MSRs associated with conforming loans where the initial tax basis was equal to the purchase price. No other tax basis in our MSR assets was recognized in 2017.
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

Periodic changes in the market values of MSRs are recorded through the income statement for GAAP purposes, but not for tax purposes. Only when MSRs are sold will a tax gain or loss be recognized. As tax basis is not recognized for retained MSRs and the rules for writing-off tax basis of purchased MSRs are restrictive, the tax gain from the sale of MSRs can be substantial. For the year ended December 31, 2017, we recognized a tax loss of $16 million from the sale of MSRs as we were able to write-off nearly all the tax basis of our purchased MSRs. Future sales of MSRs could result in significant tax gains.
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
Our total capital was $1.79 billion at December 31, 2017, and included $1.21 billion of equity capital and $575 million of the total $2.58 billion of long-term debt on our consolidated balance sheet. This portion of debt included $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, and $140 million of trust-preferred securities due in 2037.
As of December 31, 2017, we estimate that our capital available for investment was approximately $280 million. Subsequent to year-end, we have continued to optimize our portfolio and have sufficient capital to repay our maturing convertible debt due in April 2018.
In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. During the year ended December 31, 2017, we repurchased 610,342 shares of our common stock pursuant to this authorization for $9 million. At December 31, 2017, approximately $77 million of this current authorization remained available for repurchases of shares of our common stock. During the period between December 31, 2017 and February 26, 2018, we repurchased 1,040,829 shares of our common stock pursuant to this authorization for $16 million.
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At February 26, 2018, approximately $100 million of this current authorization remained available for repurchases of shares of our common stock. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital described above.
While we believe our available capital is sufficient to fund our currently contemplated investment activities and repay existing debt, we may raise capital from time to time to make long-term investments or for other purposes. To the extent we seek additional capital to fund our operations and investment activities, our approach to raising capital will continue to be based on what we believe to be in the best long-term interests of shareholders.
We are subject to risks relating to our liquidity and capital resources, including risks relating to incurring debt under residential loan warehouse facilities, securities repurchase facilities, and other short- and long-term debt facilities and other risks relating to our use of derivatives. A further discussion of these risks is set forth below under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities" and in Part I, Item 1A - Risk Factors of this Annual Report on Form 10-K.
Cash Flows and Liquidity for the Year Ended December 31, 2017
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.

Cash Flows from Operating Activities
Cash flows from operating activities were negative $1.71 billion in 2017. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $37 million in 2017, positive $135 million in 2016, and negative $46 million in 2015.
Cash Flows from Investing Activities
During 2017, our net cash provided by investing activities was $287 million and primarily resulted from principal payments on loans held-for-investment at Redwood and at our consolidated Sequoia entities, principal payments from, and proceeds from net sales of, real estate securities and proceeds from sales of MSRs. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any.
Because many of our investment securities are financed through repurchase agreements, a significant portion of the proceeds from any sales or principal payments of our investment securities could be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans at consolidated Sequoia entities would generally be used to repay ABS issued by those entities.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during 2017, 2016, and 2015, we had significant transfers of residential loans from held-for-sale to held-for-investment classification, and also retained MSRs and securities from Sequoia securitizations we sponsored, which represent non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During 2017, our net cash provided by financing activities was $1.36 billion. This primarily resulted from $859 million of net borrowings of short-term debt, the issuance of asset-backed securities from our Sequoia Choice securitizations in the second half of 2017, and the issuance of convertible debt in August 2017, which were partially offset by $205 million of repayments of ABS issued and the distribution of $88 million of dividends.
In December 2017, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2018. In February 2018, the Board of Directors declared a regular dividend of $0.28 per share for the first quarter of 2018, which is payable on March 29, 2018 to shareholders of record on March 15, 2018.
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
At December 31, 2017, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $1.04 billion (secured by residential loans with an aggregate fair value of $1.15 billion) and a total uncommitted borrowing limit of $1.58 billion. In addition, at December 31, 2017, we had an aggregate outstanding short-term debt balance of $649 million under nine securities repurchase facilities, which were secured by securities with a fair market value of $788 million. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value of $5 million) at December 31, 2017.

During the second quarter of 2017, $288 million principal amount of our convertible notes due in 2018 and $2 million of associated unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the second quarter of 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At December 31, 2017, the outstanding principal amount of these notes was $250 million.
During 2017, the highest balance of our short-term debt outstanding was $2.11 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At December 31, 2017, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the year ended December 31, 2017, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through a five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At December 31, 2017, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.38% per annum and a weighted average maturity of eight years. At December 31, 2017, accrued interest payable on these borrowings was $4 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.43 billion at December 31, 2017. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At December 31, 2017, our subsidiary held $43 million of FHLBC stock that is included in Other assets on our consolidated balance sheets.
Convertible Notes
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. After deducting the underwriting discount and issuance costs, we received approximately $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At December 31, 2017, the outstanding principal amount of these notes was $245 million. At December 31, 2017, the accrued interest payable balance on this debt was $4 million.
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. During the year ended December 31, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At December 31, 2017, the outstanding principal amount of these notes was $201 million. At December 31, 2017, the accrued interest payable balance on this debt was $1 million.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes was approximately 4.8% per annum. During the three months ended June 30, 2017, $288 million principal amount of these convertible notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the second quarter of 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At December 31, 2017, the outstanding principal amount of these notes was $250 million. At December 31, 2017, the accrued interest payable balance on this debt was $2 million.

Trust Preferred Securities and Subordinated Notes
At December 31, 2017, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% and must be redeemed no later than 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.75% per annum. These swaps are accounted for as cash flow hedges with all interest recorded as a component of net interest income and other valuation changes recorded as a component of equity.
Asset-Backed Securities
At December 31, 2017, there were $698 million (principal balance) of loans owned at consolidated Legacy Sequoia securitization entities, which were funded with $691 million (principal balance) of ABS issued at these entities. In addition, at December 31, 2017, there were $605 million (principal balance) of loans owned at consolidated Sequoia Choice securitization entities, which was funded with $527 million (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsections titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio" and "Results of Consolidated Legacy Sequoia Entities" in the Results of Operations section of this MD&A for additional details on these entities.
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest on outstanding long-term debt, convertible notes with a maturity of less than one year, and asset-backed securities issued, as well as associated amortization of debt discount and deferred issuance costs. The proportion deemed representative of the interest factor of operating lease expense has not been deducted as the total operating lease expense in itself was de minimis and did not affect the ratios in a material way. “Earnings” consist of consolidated income before income taxes and fixed charges.
The following table presents our ratio of earnings to fixed charges for the each of the years ended December 31, 2017, 2016, 2015, 2014, and 2013.
Table 37 – Ratio of Earnings to Fixed Charges

	Years Ended December 31,
	2017		2016		2015		2014		2013
Ratio of earnings to fixed charges	2.88	x	3.04	x	2.40	x	2.65	x	3.90	x

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

Residential Loan Warehouse Facilities. One source of our short-term debt financing is secured borrowings under residential loan warehouse facilities that, as of December 31, 2017, were in place with four different financial institution counterparties. Under these four warehouse facilities, we had an aggregate borrowing limit of $1.58 billion at December 31, 2017; however, these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.
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
FHLB Borrowing Facility. Our wholly-owned subsidiary, RWT Financial, LLC, is a party to a secured borrowing facility with the Federal Home Loan Bank of Chicago (FHLBC) that was put into place in July 2014. Borrowings under this facility, also referred to as “advances,” are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum. At December 31, 2017, $2.00 billion of advances were outstanding under this facility.
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
Our access to financing under this facility is also subject to the risks described under the heading “Risk Factors - Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results” in Part I, Item 1A of this Annual Report on Form 10-K.
Financial Covenants Associated With Short-Term Debt and Other Debt Financing
Set forth below is a summary of the financial covenants associated with our short-term debt and other debt financing facilities.

•
Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established and, as of December 31, 2017, were in place with four different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at December 31, 2017, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

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

•
Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at December 31, 2017, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

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

•
FHLB Borrowing Facility. As noted above, a wholly-owned subsidiary of ours, RWT Financial, also maintains a borrowing facility with the FHLBC, borrowings under which are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. Financial covenants included in this facility are as follows and at December 31, 2017, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

•	Maintenance by RWT Financial of a minimum ratio of total liabilities (excluding debt subordinated to the FHLBC and non-recourse debt) to stockholders’ equity and debt subordinated to the FHLBC.

•	Maintenance by RWT Financial of a minimum level of unencumbered assets based on the level of indebtedness to the FHLBC.

•	Maintenance of a minimum ratio of total liabilities (excluding non-recourse debt) to stockholders’ equity at Redwood.

•	Maintenance of a minimum dollar amount of cash and cash equivalents, excess qualifying collateral, or undrawn borrowing capacity by RWT Financial.
As noted above, at December 31, 2017, and through the date of this Annual Report on Form 10-K, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at December 31, 2017 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at December 31, 2017 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.
Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing

•
Residential Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential loan warehouse facilities we have established and, as of December 31, 2017, were in place with four different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the twelve months ended December 31, 2017, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these warehouse facilities:

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

•
Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the twelve months ended December 31, 2017, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these repurchase facilities:

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

•
Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the twelve months ended December 31, 2017, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from this creditor under this line of credit:

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

•
FHLB Borrowing Facility. As noted above, a wholly-owned subsidiary of ours, RWT Financial, also maintains a borrowing facility with the FHLBC, borrowings under which are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. This facility includes the margin call provisions described below during the twelve months ended December 31, 2017, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from the creditor under this facility.

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
Contractual Obligations
The following table presents our contractual obligations and commitments at December 31, 2017, as well as the obligations of the securitization entities that we consolidate for financial reporting purposes.
Table 38 – Contractual Obligations and Commitments

December 31, 2017	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,688	$—	$—	$—	$1,688
Convertible notes	250	201	—	245	696
Anticipated interest payments on convertible notes	29	35	23	12	99
FHLBC borrowings	—	—	—	2,000	2,000
Anticipated interest payments on FHLBC borrowings	43	100	102	142	387
Other long-term debt	—	—	—	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	133	180
Accrued interest payable	16	—	—	—	16
Operating leases	2	4	3	9	18
Total Redwood Obligations and Commitments	$2,037	$359	$147	$2,681	$5,224
Obligations of Consolidated Entities for Financial Reporting Purposes
Consolidated ABS (2)	$—	$—	$—	$1,218	$1,218
Anticipated interest payments on ABS (3)	41	82	76	391	590
Accrued interest payable	3	—	—	—	3
Total Obligations of Entities Consolidated for Financial Reporting Purposes	44	82	76	1,609	1,811
Total Consolidated Obligations and Commitments	$2,081	$441	$223	$4,290	$7,035

(1)	Includes anticipated interest payments related to hedges.

(2)
All consolidated ABS issued are collateralized by real estate loans. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)
The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at December 31, 2017.

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
Changes in the Fair Value of Loans Held at Fair Value
Our loans held-for-sale on our consolidated balance sheet at December 31, 2017, were being held-for-sale or future securitization and were expected to be sold to third parties or securitization entities. At the time of purchase or origination, we typically elect the fair value option for these loans. Additionally, we have elected the fair value option for most of our residential loans held-for-investment. For residential loans for which we have elected the fair value option, changes in fair values are recorded in Mortgage banking activities, net or Investment fair value changes, net on our consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
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

Changes in Mortgage Banking Income
The amount of income that can be earned from mortgage banking activities is primarily dependent on the volume of loans we are able to acquire and any potential profit we earn upon the sale or securitization of these loans. Our ability to acquire loans and the volume of loans we acquire is dependent on many factors that are beyond our control, including general economic conditions and changes in interest rates, loan origination volumes industry-wide and at the sellers we purchase our loans from, increased regulation, and competition from other financial institutions. Our profitability from mortgage banking activities is also dependent on many factors, including our ability to effectively hedge certain risks related to changes in interest rates and other factors that are beyond our control, including changes in market credit risk pricing. Additionally, our income from mortgage banking activities is generally generated over the period from when we identify a loan for purchase until we subsequently sell or securitize the loan. This income may encompass positive or negative market valuation adjustments on loans, hedging gains or losses associated with related risk management activities, and any other related transaction expenses, and may be realized unevenly over the course of one or more quarters for financial reporting purposes. Additional factors that could impact our profitability are discussed in Part I, Item 1A - Risk Factors of this Annual Report on Form 10-K and above, under the headings “Changes in the Fair Value of Loans Held at Fair Value” and “Changes in Fair Values of Derivative Financial Instruments.” Changes in the volumes of loans acquired or originated in connection with our mortgage banking activities and our profitability on these activities can lead to significant period-to-period GAAP earnings volatility.

Changes in Yields for Securities
The yields we project on available-for-sale real estate securities can have a significant effect on the periodic interest income we recognize for financial reporting purposes. Yields can vary as a function of credit results, prepayment rates, and interest rates. If estimated future credit losses are less than our prior estimate, credit losses occur later than expected, or prepayment rates are faster than expected (meaning the present value of projected cash flows is greater than previously expected for assets acquired at a discount to principal balance), the yield over the remaining life of the security may be adjusted upwards. If estimated future credit losses exceed our prior expectations, credit losses occur more quickly than expected, or prepayments occur more slowly than expected (meaning the present value of projected cash flows is less than previously expected for assets acquired at a discount to principal balance), the yield over the remaining life of the security may be adjusted downward.
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

Changes in Loss Contingency Reserves
We may be exposed to various loss contingencies, including, without limitation, those described in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish them when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. The establishment of a loss contingency reserve, the subsequent increase in a reserve or release of reserves previously established, or the recognition of a loss in excess of previously established reserves, can occur as a result of various factors and events that affect management’s opinion of whether the standard for establishing, increasing, or continuing to maintain, a reserve has been met. Changes in the loss contingency reserves can lead to significant period-to-period GAAP earnings volatility.
Changes in Provision for Taxes
Our provision for income taxes is primarily the result of GAAP income or losses generated at our TRS. Deferred tax assets/liabilities are generated by temporary differences in GAAP income and taxable income at our taxable subsidiaries and are a significant component of our GAAP provision for income taxes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider historical and projected future taxable income and capital gains as well as tax planning strategies in making this assessment. We determine the extent to which realization of this deferred asset is not assured and establish a valuation allowance accordingly. The estimate of net deferred tax assets and associated valuation allowances could change in future periods to the extent that actual or revised estimates of future taxable income during the carry-forward periods change from current expectations, causing significant period-to-period GAAP earnings volatility.
Market Risks
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed under the caption “Risk Factors” of this Annual Report on Form 10-K, under the caption "Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities" within this MD&A, and under the caption "Quantitative and Qualitative Disclosures About Market Risk" of this Annual Report on Form 10-K.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks
We seek to manage risks inherent in our business - including but not limited to credit risk, interest rate risk, prepayment risk, inflation risk, and fair value and liquidity risk - in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. This section presents a general overview of these risks. Additional information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is further discussed in Part I, Item 1A and Part II, Item 7 of this Annual Report on Form 10-K.
Credit Risk
Integral to our business is assuming credit risk through our ownership of real estate loans, securities and other investments as well as through our reliance on the creditworthiness of business counterparties. We believe the securities and loans we purchase are priced to generate an expected return that compensates us for the underlying credit risk associated with these investments. Nevertheless, there may be significant credit losses associated with these investments should they perform worse than we expect on a credit basis. For additional details, refer to Part I, Item 1A of this Annual Report on Form 10-K and see the risk factor titled “The nature of the assets we hold and the investments we make expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, or otherwise negatively affect our business.”
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
Residential Loans and Securities
Our residential loans and securities backed by residential loans are generally secured by real property. Credit losses on real estate loans and securities can occur for many reasons, including: poor origination practices; fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate; natural disasters, the effects of climate change (including flooding, drought, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, if the U.S. economy or the housing market were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated.
With respect to most of the legacy Sequoia securitization entities sponsored by us that we consolidate and for a portion of the loans underlying residential loan securities we have acquired from securitizations sponsored by others, the interest rate is adjustable. Accordingly, when short-term interest rates rise, required monthly payments from homeowners may rise under the terms of these loans, and this may increase borrowers’ delinquencies and defaults that can lead to additional credit losses.
We may also own some securities backed by loans that are not prime quality such as re-performing loans, Alt-A quality loans (and, to a lesser degree, some backed by subprime loans) that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower credit-quality loans to have higher rates of delinquency and loss, and if such losses differ from our assumptions, we could incur credit losses. In addition, we may invest in riskier loan types with the potential for higher delinquencies and losses as compared to regular amortization loans, but believe these securities offer us the opportunity to generate attractive risk-adjusted returns as a result of attractive pricing and the manner in which these securitizations are structured. Nevertheless, there remains substantial uncertainty about the future performance of these assets.
Additionally, we own residential mortgage credit risk transfer (or "CRT") securities issued by Fannie Mae and Freddie Mac ("the Agencies"), for which we assume credit risk both on the residential loans that the securities reference, as well as corporate credit risk from the Agencies, as our investments in the securities are not secured by the reference loans.

Commercial/Multifamily Securities
The commercial/multifamily securities we invest in are primarily subordinate positions in securitizations sponsored by Freddie Mac that are comprised of loans collateralized by multifamily properties. We may also invest in other third-party sponsored commercial mortgage backed securities. Credit losses on commercial/multifamily securities can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of properties; declining rents on single and multifamily residential rental properties; special hazards; earthquakes and other natural events; over-leveraging of the borrower or on the property; reduction in market rents and occupancies and poor property management practices; and changes in legal protections for lenders. In addition, if the U.S. economy or were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated.
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
Interest Rate Risk
Changes in interest rates and the shape of the yield curve can affect the cash flows and fair values of our assets, liabilities, and derivative financial instruments and, consequently, affect our earnings and reported equity. Our general strategy with respect to interest rates is to maintain an asset/liability posture (including hedges) that assumes some interest rate risks but not to such a degree that the achievement of our long-term goals would likely be adversely affected by changes in interest rates. Accordingly, we are willing to accept short-term volatility of earnings and changes in our reported equity in order to accomplish our goal of achieving attractive long-term returns. For additional details, refer to Part I, Item 1A of this Annual Report on Form 10-K and see the risk factor titled “Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.”
We invest in securities, residential loans, and MSRs, which all expose us to interest rate risk. Additionally, we purchase residential loans from third parties, then sell or securitize these assets. We are exposed to interest rate risk during the “accumulation” period - the period from when we enter into agreements to purchase the loans with the intention of selling or securitizing them at a future date.
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
Prepayment Risk
Prepayment risks exist in many of the assets on our consolidated balance sheets. In general, discount securities benefit from faster prepayment rates on the underlying real estate loans while premium securities (such as IOs), and MSRs benefit from slower prepayments on the underlying loans. In addition, loans held for investment at premiums also benefit from slower prepayments. For additional details, refer to Part I, Item 1A of this Annual Report on Form 10-K and see the risk factor titled “Changes in prepayment rates of mortgage loans could reduce our earnings, dividends, cash flows, and access to liquidity.”
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

Inflation Risk
Virtually all of our consolidated assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. That said, changes in interest rates generally correlate with inflation rates or changes in inflation rates, and therefore adverse changes in inflation or changes in inflation expectations can lead to lower returns on our investments than originally anticipated.

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
We acquire residential loans and then sell or securitize them as part of our mortgage banking operations. Changes in the fair value of the loans, once sold or securitized, do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans are typically funded with short-term debt before they are sold or securitized) may impact our liquidity. We also own residential loans that are held-for-investment and may be financed with borrowings from the FHLBC or funded with short-term debt. We would be exposed to liquidity risk to the extent the values of these loans decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from FHLBC borrowings and short-term financing facilities by setting aside adequate capital, in addition to amounts required by our financing counterparties.
Many of the securities we acquire are funded with a combination of our capital and short-term debt facilities. For the securities we acquire with a combination of capital and short-term debt, we would be exposed to liquidity risk to the extent the values of these investments decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from short-term financing facilities by setting aside adequate capital.
Under our borrowing facilities, interest rate swaps and other derivatives agreements, we pledge assets as security for our payment obligations and make various representations and warranties and agree to certain covenants, events of default, and other terms. In addition, our borrowing facilities are generally uncommitted, meaning that each time we request a new borrowing under a facility the lender has the option to decline to extend credit to us. The terms of these facilities and agreements typically include financial covenants (such as covenants to maintain a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets and/or a maximum amount of recourse debt to equity), margin requirements (which typically require us to pledge additional collateral if and when the value of previously pledged collateral declines), operating covenants (such as covenants to conduct our business in accordance with applicable laws and regulations and covenants to provide notice of certain events to creditors), representations and warranties (such as representations and warranties relating to characteristics of pledged collateral, our exposure to litigation and/or regulatory enforcement actions and the absence of material adverse changes to our financial condition, our operations, or our business prospects), and events of default (such as a breach of covenant or representation/warranty and cross-defaults, under which an event of default is triggered under a credit facility if an event of default or similar event occurs under another credit facility). For additional details, refer to Part II, Item 7 of this Annual Report on Form 10-K and see the discussion titled “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”

Quantitative Information on Market Risk
Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings and equity. To supplement the discussion above of the market risks we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheet at December 31, 2017. The table presents principal cash flows and related average interest rates by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) at December 31, 2017, was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2017
(Dollars in Thousands)		2018	2019	2020	2021	2022	Thereafter	Principal Balance	Fair Value
Interest rate sensitive assets
Residential loans - HFI at Redwood
Fixed Rate	Principal	$251,301	$236,809	$223,153	$210,285	$198,159	$1,084,825	$2,204,532	$2,229,615
	Interest Rate	4.08%	4.08%	4.08%	4.08%	4.08%	4.08%
Hybrid	Principal	32,341	28,978	25,965	23,265	20,846	72,066	203,461	204,771
	Interest Rate	4.07%	4.07%	4.07%	4.07%	4.07%	4.07%
Residential loans - HFI at Sequoia
Adjustable Rate	Principal	209,625	159,484	121,856	92,861	70,443	43,653	697,922	632,817
	Interest Rate	3.18%	3.65%	3.79%	3.83%	3.86%	3.88%
Fixed Rate	Principal	128,529	101,600	80,262	63,355	49,967	181,034	604,747	620,062
	Interest Rate	4.97%	4.98%	4.98%	4.98%	4.98%	4.98%
Residential loans - HFS (1)
Adjustable Rate	Principal	444	—	—	—	—	—	444	298
	Interest Rate	2.32%	N/A	N/A	N/A	N/A	N/A
Fixed Rate	Principal	1,329,851	—	—	—	—	—	1,329,851	1,348,300
	Interest Rate	4.18%	N/A	N/A	N/A	N/A	N/A
Hybrid	Principal	78,884	—	—	—	—	—	78,884	79,347
	Interest Rate	3.52%	N/A	N/A	N/A	N/A	N/A
Residential Senior Securities
Adjustable Rate	Principal	7,954	6,666	5,695	4,868	4,173	20,295	49,651	48,444
	Interest Rate	3.58%	3.99%	4.13%	4.31%	4.38%	4.45%
Fixed Rate (2)	Principal	3,470	3,045	2,708	2,443	2,244	9,955	23,865	92,949
	Interest Rate	1.99%	1.94%	1.93%	1.94%	1.94%	1.94%
Hybrid	Principal	8,135	7,665	7,263	7,057	6,829	34,047	70,996	69,570
	Interest Rate	3.34%	3.51%	3.55%	3.57%	3.59%	3.61%
Residential Re-REMIC Securities
Fixed Rate	Principal	108	860	711	1,259	1,299	23,202	27,439	22,474
	Interest Rate	5.60%	5.62%	5.62%	5.64%	5.64%	5.65%
Hybrid	Principal	555	2,464	2,593	2,181	1,843	7,538	17,174	16,401
	Interest Rate	3.93%	4.39%	4.52%	4.68%	4.75%	4.83%
Residential Subordinate Securities
Adjustable Rate	Principal	49	41	35	29	25	3,505	3,684	2,708
	Interest Rate	3.81%	3.82%	3.83%	3.84%	3.84%	3.84%
Fixed Rate	Principal	24,826	28,180	31,893	31,849	35,837	786,179	938,764	845,717
	Interest Rate	4.89%	4.98%	5.01%	4.97%	5.00%	5.02%
Hybrid	Principal	4,620	4,192	3,912	3,219	3,391	57,225	76,559	54,222
	Interest Rate	3.37%	3.52%	3.66%	3.90%	4.14%	4.39%

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2017
(Dollars in Thousands)		2018	2019	2020	2021	2022	Thereafter	Principal Balance	Fair Value
Interest rate sensitive assets (continued)
Multifamily Securities
Adjustable Rate	Principal	$14,460	$10,124	$6,473	$3,692	$3,803	$79,480	$118,032	$119,801
	Interest Rate	5.20%	5.51%	5.62%	5.65%	5.71%	5.77%
Fixed Rate	Principal	—	—	—	—	—	221,300	221,300	204,224
	Interest Rate	3.89%	3.89%	3.89%	3.89%	3.89%	3.89%
Interest rate sensitive liabilities
Asset-backed securities issued
Sequoia Entities
Adjustable Rate	Principal	175,607	133,512	101,571	77,037	58,112	145,286	691,125	622,445
	Interest Rate	2.40%	2.80%	2.96%	3.01%	3.05%	3.05%
Fixed Rate	Principal	123,867	97,669	76,898	60,427	46,757	121,039	526,657	542,140
	Interest Rate	3.96%	3.96%	3.97%	3.97%	3.98%	3.98%
Short-term Debt	Principal	1,938,853	—	—	—	—	—	1,938,853	1,939,056
	Interest Rate	3.60%	N/A	N/A	N/A	N/A	N/A
Long-term Debt
FHLBC Borrowings	Principal	—	—	—	—	—	1,999,999	1,999,999	1,999,999
	Interest Rate	2.14%	2.45%	2.54%	2.53%	2.58%	2.66%
Convertible Notes	Principal	—	200,765	—	—	—	245,000	445,765	441,724
	Interest Rate	5.48%	5.48%	5.33%	5.33%	5.33%	5.33%
Other long-term debt	Principal	—	—	—	—	—	139,500	139,500	101,138
	Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Interest rate agreements
Interest Rate Swaps
(Purchased)	Notional Amount	—	453,000	560,000	232,000	556,000	956,500	2,757,500	(37,175)
	Receive Strike Rate	1.94%	2.25%	2.34%	2.33%	2.38%	2.65%
	Pay Strike Rate	2.04%	2.13%	2.17%	2.19%	2.29%	2.30%
(Sold)	Notional Amount	—	—	60,000	—	100,000	235,000	395,000	(8,270)
	Receive Strike Rate	1.78%	1.78%	1.78%	1.84%	1.84%	1.95%
	Pay Strike Rate	1.94%	2.25%	2.34%	2.33%	2.38%	2.65%

(1)	As we generally expect our residential loans held-for-sale to be sold within one year, we have only presented principal amounts and effective rates through 2018.

(2)	The fair value of fixed-rate senior securities includes $69 million of interest-only securities, for which there is no principal at December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-82 of this Annual Report on Form 10-K and incorporated herein by reference.
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
There have been no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of the end of our 2017 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2017, was effective.
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
The company’s internal control over financial reporting as of December 31, 2017, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-4, which expresses an unqualified opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2017.
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
ITEM 11. EXECUTIVE COMPENSATION
Under SEC regulations, Redwood had six Named Executive Officers (NEOs) for 2017, which are listed below with their current titles:

•	Martin S. Hughes, Chief Executive Officer

•	Christopher J. Abate, President

•	Dashiell I. Robinson, Executive Vice President

•	Andrew P. Stone, Executive Vice President, General Counsel, and Secretary

•	Collin L. Cochrane, Chief Financial Officer

•	Garnet Kanouse, Managing Director, Head of Residential

2017 Performance-Based Annual Bonus Compensation
Redwood’s compensation program is designed to reward NEOs based on Redwood’s financial performance and each NEO’s individual performance, including each NEO’s contribution to Redwood’s performance.
During the first quarter of 2017, after a review of Redwood's compensation program, and with input and guidance from its independent compensation consultant, Frederic W. Cook & Co., Inc. (Cook & Co.), the Compensation Committee of the Board of Directors determined to continue to use in 2017 a formula for performance-based annual bonus compensation based on a non-GAAP ROE-based performance metric, as in prior years. The non-GAAP ROE-based financial performance measure reflects GAAP earnings on average equity capital adjusted to exclude accumulated other comprehensive income, which is referred to as "Adjusted ROE."

Performance-Based Annual Bonuses Earned for 2017. Annual performance-based bonuses earned by NEOs for 2017 consisted of both a company performance component and an individual performance component. With respect to 2017 company performance bonuses for NEOs, target bonus amounts would be earned if Adjusted ROE equaled 9.00%, which represented a level of financial performance commensurate with earnings exceeding the Board of Directors' annual dividend policy for 2017. For 2017, based on the performance-based annual bonus formula approved by the Compensation Committee, Redwood's actual financial performance exceeded the target level of performance. The total performance-based annual bonuses earned by the NEOs for 2017 are set forth in the table below.

NEO	2017 Company Performance Component of Annual Bonus Earned ($)	2017 Individual Performance Component of Annual Bonus Earned ($)	2017 Performance-Based Annual Bonuses Earned ($)
Mr. Hughes, (1) Chief Executive Officer	$2,303,481	$656,250	$2,959,731
Mr. Abate, (2) President	$1,447,903	$206,250	$1,654,153
Mr. Robinson, (3) Executive Vice President	$—	$—	$1,000,000
Mr. Stone, (2) Executive Vice President and General Counsel	$772,215	$110,000	$882,215
Mr. Cochrane, (2) Chief Financial Officer	$607,315	$86,510	$693,825
Mr. Kanouse, (2) Managing Director, Head of Residential	$877,517	$187,500	$1,065,017
——————

(1)
For 2017, it was determined that any portion of the CEO's performance-based annual bonus which exceeded his target annual bonus would not be fully paid in cash, but would instead be paid 50% in cash and 50% in the form of vested deferred stock units ("DSUs") with a mandatory three-year holding period. Accordingly, in 2017, Mr. Hughes earned $2,136,115 in cash, and $823,616 in the form of vested DSUs for his performance-based annual bonus.

(2)
For 2017, it was determined that any portion of an NEO’s performance-based annual bonus which exceeded two times the target annual bonus would not be fully paid in cash, but would instead be paid 50% in cash and 50% in the form of vested deferred stock units with a mandatory three-year holding period, except with respect to the CEO, who is subject to further limitations as described above in Footnote (1), and with respect to Mr. Robinson, as described below in Footnote (3). Accordingly, in 2017, Mr. Abate, Mr. Stone, and Mr. Cochrane each earned a portion (less than $2,500 each) of the performance-based annual bonus amounts indicated in the table above in the form of vested DSUs, and Mr. Kanouse earned $1,032,509 in cash and $32,508 in the form of vested DSUs for his performance-based annual bonus.

(3)
In connection with Mr. Robinson's commencement of employment with Redwood in September 2017, he entered into an employment agreement with the Company that provided for a pre-negotiated total 2017 year-end cash bonus in the amount of $1 million as an inducement to join Redwood.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Documents filed as part of this report:
(1)Consolidated Financial Statements and Notes thereto
(2)Schedules to Consolidated Financial Statements: Schedule IV - Mortgage Loans on Real Estate
All other Consolidated Financial Statements schedules not included have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.
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
4.4
Junior Subordinated Indenture dated as of December 12, 2006 between the Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)

4.5
Amended and Restated Trust Agreement dated December 12, 2006 among the Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006)

4.6
Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)

4.7
Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)

4.8
Subordinated Indenture dated as of May 23, 2007 between the Registrant and Wilmington Trust Company (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)

4.9
Purchase Agreement dated May 23, 2007 between the Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)

4.10
Indenture, dated as of November 28, 2012, among RCMC 2012-CREL1, LLC, as Issuer, KeyCorp Real Estate Capital Markets, Inc., as Advancing Agent, and Wells Fargo Bank, National Association, as Trustee, Paying Agent, Transfer Agent, Custodian, Backup Advancing Agent and Notes Registrar (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 4, 2012)

4.11
Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.1, filed on March 6, 2013)

4.12
First Supplemental Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 4.625% Convertible Senior Note due 2018) (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.2, filed on March 6, 2013)

4.13
Second Supplemental Indenture, dated August 18, 2017, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 4.75% Convertible Senior Note due 2023) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on August 18, 2017)

4.14
Indenture, by and among Redwood Trust, Inc., RWT Holdings, Inc. and Wilmington Trust, National Association, as Trustee, dated as of November 24, 2014 (including the form of 5.625% Exchangeable Senior Note due 2019) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on November 25, 2014)

9.1
Waiver Agreement dated as of November 15, 2007 between the Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)

9.2
Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.2, filed on March 5, 2008)

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

10.15*
Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan – December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 8, 2011)

10.16*
Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan – December 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 11, 2012)

10.17*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2016 Form) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 14, 2016)

10.18*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2017 Form) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 14, 2017)

10.19*	2002 Employee Stock Purchase Plan, as amended through May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on May 21, 2013)

10.20*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)

10.21*
First Amendment to Amended and Restated Executive Deferred Compensation Plan, effective as of November 23, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.15, filed on February 26, 2014)

10.22*	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement filed on September 5, 2012)

10.23*
Summary of the Registrant’s Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Definitive Proxy Statement filed on March 21, 2017)

10.24*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)

10.25	Office Building Lease, dated February 27, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.30.2, filed on March 12, 2004)

10.26	Office Building Lease (second floor), dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 2, 2006)

10.27	Second Amendment to Lease, dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed November 2, 2006)

Exhibit Number	Exhibit
10.28	Office Building Lease, effective as of and dated as of June 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 3, 2011)

10.29
First Amendment to Lease, effective as of May 25, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on August 4, 2017)

10.30	Second Amendment to Lease, effective as of December 27, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (filed herewith)

10.31
Lease Agreement, dated as of January 11, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.22, filed on February 26, 2013)

10.32
First Amendment to Lease, effective as of June 27, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed August 8, 2013)

10.33
Second Amendment to Lease, effective as of June 23, 2014, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.7, filed August 8, 2014)

10.34*
Amended and Restated Employment Agreement, dated as of February 22, 2017, by and between Martin S. Hughes and the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.31, filed February 24, 2017)

10.35*
Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Brett D. Nicholas and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2009)

10.36*
First Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of March 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on March 18, 2010)

10.37*
Second Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of February 24, 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.24, filed on February 24, 2011)

10.40*
Third Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on May 21, 2012)

10.43*
Fourth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of December 14, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.36, filed on February 26, 2013)

10.46*
Fifth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of August 6, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.6, filed on August 8, 2014)

10.48*
Sixth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of August 5, 2015 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 6, 2015)

10.49*
Amended and Restated Employment Agreement, by and between Christopher J. Abate and the Registrant, dated as of February 22, 2017 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.49, filed on February 24, 2017)

10.50*
Employment Agreement, by and between Fred J. Matera and the Registrant, dated as of January 1, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on January 4, 2016)

10.51*
Amended and Restated Employment Agreement, by and between Andrew P. Stone and the Registrant, dated as of February 22, 2017 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.51, filed on February 24, 2017)

Exhibit Number	Exhibit
10.52
Employment Agreement, by and between Dashiell I. Robinson and the Registrant, dated as of August 8, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 7, 2017)

10.53
Side Letter Agreement, by and between Dashiell I. Robinson and the Registrant, dated as of August 8, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on November 7, 2017)

10.55
Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of July 16, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.8, filed on August 8, 2014)

10.56
Financial Covenant Supplement to Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of July 16, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.9, filed on August 8, 2014)

10.57
Guaranty, dated July 16, 2014, given by Redwood Trust, Inc. in favor of the Federal Home Loan Bank of Chicago (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.10, filed on August 8, 2014)

10.58
Second Supplement to Advances, Collateral Pledge and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of February 19, 2015 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.53, filed on February 25, 2015)

10.59
Amendment to Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of October 31, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on November 7, 2017)

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2017, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at December 31, 2017 and 2016;

(ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015;

(iii) Statements of Consolidated Comprehensive (Loss) Income for the years ended December 31, 2017, 2016, and 2015;

(iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016, and 2015;

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015; and

(vi) Notes to Consolidated Financial Statements.

* Indicates exhibits that include management contracts or compensatory plan or arrangements.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REDWOOD TRUST, INC.

Date: February 28, 2018	By:	/s/ MARTIN S. HUGHES
Martin S. Hughes Chief Executive Officer
Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARTIN S. HUGHES	Director and Chief Executive Officer	February 28, 2018
Martin S. Hughes	(Principal Executive Officer)

/s/ CHRISTOPHER J. ABATE	Director and President	February 28, 2018
Christopher J. Abate

/s/ COLLIN L. COCHRANE	Chief Financial Officer	February 28, 2018
Collin L. Cochrane	(Principal Financial and Accounting Officer)

/s/ RICHARD D. BAUM	Director, Chairman of the Board	February 28, 2018
Richard D. Baum

/s/ DOUGLAS B. HANSEN	Director, Vice-Chairman of the Board	February 28, 2018
Douglas B. Hansen

/s/ MARIANN BYERWALTER	Director	February 28, 2018
Mariann Byerwalter

/s/ DEBORA D. HORVATH	Director	February 28, 2018
Debora D. Horvath

/s/ GREG H. KUBICEK	Director	February 28, 2018
Greg H. Kubicek

/s/ KAREN R. PALLOTTA	Director	February 28, 2018
Karen R. Pallotta

/s/ JEFFREY T. PERO	Director	February 28, 2018
Jeffrey T. Pero

/s/ GEORGANNE C. PROCTOR	Director	February 28, 2018
Georganne C. Proctor

REDWOOD TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Annual Report on Form 10-K Filed With
Securities and Exchange Commission
December 31, 2017

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
REDWOOD TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and schedule (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 28, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2005.

Newport Beach, CA February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Newport Beach, CA February 28, 2018

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data)	December 31, 2017	December 31, 2016
ASSETS (1)
Residential loans, held-for-sale, at fair value	$1,427,945	$835,399
Residential loans, held-for-investment, at fair value	3,687,265	3,052,652
Real estate securities, at fair value	1,476,510	1,018,439
Mortgage servicing rights, at fair value	63,598	118,526
Cash and cash equivalents	144,663	212,844
Total earning assets	6,799,981	5,237,860
Restricted cash	2,144	8,623
Accrued interest receivable	27,013	18,454
Derivative assets	15,718	36,595
Other assets	194,966	181,945
Total Assets	$7,039,822	$5,483,477

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt (2)	$1,938,682	$791,539
Accrued interest payable	18,435	9,608
Derivative liabilities	63,081	66,329
Accrued expenses and other liabilities	67,729	72,428
Asset-backed securities issued, at fair value	1,164,585	773,462
Long-term debt, net	2,575,023	2,620,683
Total liabilities	5,827,535	4,334,049
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 76,599,972 and 76,834,663 issued and outstanding	766	768
Additional paid-in capital	1,673,845	1,676,486
Accumulated other comprehensive income	85,248	71,853
Cumulative earnings	1,290,341	1,149,935
Cumulative distributions to stockholders	(1,837,913)	(1,749,614)
Total equity	1,212,287	1,149,428
Total Liabilities and Equity	$7,039,822	$5,483,477
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2017 and December 31, 2016, assets of consolidated VIEs totaled $1,259,774 and $798,317, respectively. At December 31, 2017 and December 31, 2016, liabilities of consolidated VIEs totaled $1,167,157 and $773,980, respectively. See Note 4 for further discussion.

(2)
Includes $250 million of convertible notes, which were reclassified from Long-term debt, net to Short-term debt as the maturity of the notes was less than one year as of December 31, 2017. See Note 11 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In Thousands, except Share Data)	2017	2016	2015
Interest Income
Residential loans	$154,362	$137,804	$114,715
Commercial loans	345	30,496	46,933
Real estate securities	90,803	76,873	97,448
Other interest income	2,547	1,182	336
Total interest income	248,057	246,355	259,432
Interest Expense
Short-term debt	(36,851)	(22,287)	(30,572)
Asset-backed securities issued	(19,108)	(14,735)	(21,469)
Long-term debt	(52,857)	(51,506)	(43,842)
Total interest expense	(108,816)	(88,528)	(95,883)
Net Interest Income	139,241	157,827	163,549
Reversal of provision for loan losses	—	7,102	355
Net Interest Income after Provision	139,241	164,929	163,904
Non-interest Income
Mortgage banking activities, net	53,908	38,691	10,972
Mortgage servicing rights income (loss), net	7,860	14,353	(3,922)
Investment fair value changes, net	10,374	(28,574)	(21,357)
Other income	4,576	6,338	3,192
Realized gains, net	13,355	28,009	36,369
Total non-interest income, net	90,073	58,817	25,254
Operating expenses	(77,156)	(88,786)	(97,416)
Net Income before Provision for Income Taxes	152,158	134,960	91,742
(Provision for) benefit from income taxes	(11,752)	(3,708)	10,346
Net Income	$140,406	$131,252	$102,088

Basic earnings per common share	$1.78	$1.66	$1.20
Diluted earnings per common share	$1.60	$1.54	$1.18
Regular dividends declared per common share	$1.12	$1.12	$1.12
Basic weighted average shares outstanding	76,792,957	76,747,047	82,945,103
Diluted weighted average shares outstanding	101,975,008	97,909,090	84,518,395

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Net Income	$140,406	$131,252	$102,088
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities (1)	22,864	(2,316)	(17,955)
Reclassification of unrealized gain on available-for-sale securities to net income	(10,536)	(21,167)	(29,426)
Net unrealized gain (loss) on interest rate agreements	1,022	3,271	(1,409)
Reclassification of unrealized loss on interest rate agreements to net income	45	72	95
Total other comprehensive income (loss)	13,395	(20,140)	(48,695)
Total Comprehensive Income	$153,801	$111,112	$53,393
——————

(1)	Amounts are presented net of tax benefit (provision) of zero, $1 million, and $(0.4) million for the years ended December 31, 2017, 2016, and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2017

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2016	76,834,663	$768	$1,676,486	$71,853	$1,149,935	$(1,749,614)	$1,149,428
Net income	—	—	—	—	140,406	—	140,406
Other comprehensive income	—	—	—	13,395	—	—	13,395
Employee stock purchase and incentive plans	375,651	4	(3,838)	—	—	—	(3,834)
Non-cash equity award compensation	—	—	10,378	—	—	—	10,378
Share repurchases	(610,342)	(6)	(9,181)	—	—	—	(9,187)
Common dividends declared	—	—	—	—	—	(88,299)	(88,299)
December 31, 2017	76,599,972	$766	$1,673,845	$85,248	$1,290,341	$(1,837,913)	$1,212,287
For the Year Ended December 31, 2016

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2015	78,162,765	$782	$1,695,956	$91,993	$1,018,683	$(1,661,149)	$1,146,265
Net income	—	—	—	—	131,252	—	131,252
Other comprehensive loss	—	—	—	(20,140)	—	—	(20,140)
Employee stock purchase and incentive plans	614,952	5	(7,030)	—	—	—	(7,025)
Non-cash equity award compensation	—	—	12,648	—	—	—	12,648
Share repurchases	(1,943,054)	(19)	(25,088)	—	—	—	(25,107)
Common dividends declared	—	—	—	—	—	(88,465)	(88,465)
December 31, 2016	76,834,663	$768	$1,676,486	$71,853	$1,149,935	$(1,749,614)	$1,149,428
For the Year Ended December 31, 2015

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2014	83,443,141	$834	$1,774,030	$140,688	$906,867	$(1,566,278)	$1,256,141
Cumulative effect adjustment - adoption of ASU 2014-13 (1)	—	—	—	—	9,728	—	9,728
January 1, 2015	83,443,141	834	1,774,030	140,688	916,595	(1,566,278)	1,265,869
Net income	—	—	—	—	102,088	—	102,088
Other comprehensive loss	—	—	—	(48,695)	—	—	(48,695)
Dividend reinvestment & stock purchase plans	418,508	4	6,830	—	—	—	6,834
Employee stock purchase and incentive plans	753,429	7	(7,988)	—	—	—	(7,981)
Non-cash equity award compensation	—	—	11,806	—	—	—	11,806
Share repurchases	(6,452,313)	(63)	(88,722)	—	—	—	(88,785)
Common dividends declared	—	—	—	—	—	(94,871)	(94,871)
December 31, 2015	78,162,765	$782	$1,695,956	$91,993	$1,018,683	$(1,661,149)	$1,146,265
——————

(1)	Upon the adoption of ASU 2014-13 on January 1, 2015, we reclassified all residential loans held at amortized cost to fair value and eliminated our allowance for loan losses for residential loans.
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$140,406	$131,252	$102,088
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(18,250)	(26,487)	(34,089)
Depreciation and amortization of non-financial assets	1,213	1,140	824
Purchases of held-for-sale loans	(5,705,842)	(4,953,619)	(11,045,813)
Proceeds from sales of held-for-sale loans	3,903,147	4,192,671	9,761,010
Principal payments on held-for-sale loans	52,956	80,033	80,299
Net settlements of derivatives	(9,950)	(7,301)	(59,406)
Reversal of provision for loan losses	—	(7,102)	(355)
Non-cash equity award compensation expense	10,378	12,648	11,806
Market valuation adjustments	(51,484)	12,917	51,975
Realized gains, net	(13,355)	(28,009)	(36,369)
Net change in:
Accrued interest receivable and other assets	(17,562)	42,572	(88,173)
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	(4,820)	3,632	5,993
Net cash used in operating activities	(1,713,163)	(545,653)	(1,250,210)
Cash Flows From Investing Activities:
Purchases of loans held-for-investment	—	—	(22,219)
Proceeds from sales of loans held-for-investment	—	235,604	6,459
Principal payments on loans held-for-investment	523,561	798,831	500,239
Purchases of real estate securities	(600,875)	(318,268)	(179,265)
Proceeds from sales of real estate securities	228,420	497,191	439,493
Principal payments on real estate securities	77,778	80,055	138,630
Purchase of mortgage servicing rights	(643)	(15,338)	(32,388)
Proceeds from sales of mortgage servicing rights	52,137	58,642	17,235
Net change in restricted cash	6,479	(3,056)	(4,939)
Net cash provided by investing activities	286,857	1,333,661	863,245
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	4,895,889	3,918,083	8,570,291
Repayments on short-term debt	(4,036,634)	(4,981,547)	(8,534,802)
Proceeds from issuance of asset-backed securities	567,100	—	—
Repayments on asset-backed securities issued	(205,163)	(261,351)	(388,962)
Deferred debt issuance costs	(7,380)	—	(33)
Proceeds from issuance of long-term debt	245,000	771,287	1,400,222
Repayments on long-term debt	—	(118,146)	(527,371)
Net settlements of derivatives	(137)	(156)	(43)
Net proceeds from issuance of common stock	302	304	7,301
Net payments on repurchase of common stock	(8,417)	(28,073)	(85,820)
Taxes paid on equity award distributions	(4,136)	(7,329)	(8,448)
Dividends paid	(88,299)	(88,465)	(94,871)
Net cash provided by (used in) financing activities	1,358,125	(795,393)	337,464
Net decrease in cash and cash equivalents	(68,181)	(7,385)	(49,501)
Cash and cash equivalents at beginning of period	212,844	220,229	269,730
Cash and cash equivalents at end of period	$144,663	$212,844	$220,229
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$103,279	$87,164	$86,849
Taxes	2,746	1,303	165
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$79,662	$9,127	$244,177
Retention of mortgage servicing rights from loan securitizations and sales	7,387	10,060	64,725
Transfers from loans held-for-sale to loans held-for-investment	1,245,430	1,063,860	1,555,814
Transfers from loans held-for-investment to loans held-for-sale	98,854	359,005	154,012
Transfers from residential loans to real estate owned	4,220	11,632	8,500
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at December 31, 2017 and December 31, 2016, and for the years ended December 31, 2017, 2016, and 2015. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at December 31, 2017 and 2016 and results of operations for all periods presented have been made.
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 where we maintain an ongoing involvement ("Legacy Sequoia"), as well as entities formed in connection with the securitization of Redwood Choice expanded-prime loans beginning in the third quarter of 2017 ("Sequoia Choice"). Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
For financial reporting purposes, the underlying loans owned at the consolidated Sequoia entities are shown under Residential loans held-for-investment at fair value on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we recorded interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as other income and expenses associated with these entities' activities. See Note 12 for further discussion on ABS issued.
See Note 4 for further discussion on principles of consolidation.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
We elect the fair value option for certain residential loans, interest-only (“IO”) and certain subordinate securities, and MSRs. We generally elect the fair value option for residential loans that are held-for-sale, due to our intent to sell or securitize the loans in the near-term. We elect the fair value option for our IO and certain subordinate securities, and MSRs, for which we generally hedge market interest rate risk. As such, we seek to offset interest rate related changes in the values of these investments with changes in the values of their associated hedges through our consolidated statements of income. In addition, we elect the fair value option for the assets and liabilities of our consolidated Sequoia entities in accordance with GAAP accounting for collateralized financing entities ("CFEs").
See Note 5 for further discussion on the fair value option.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 3. Summary of Significant Accounting Policies - (continued)

Real Estate Loans
Residential Loans - Held-for-Sale at Fair Value
Residential loans held-for-sale include loans that we are marketing for sale to third parties, including transfers to securitization entities that we plan to sponsor and expect to be accounted for as sales for financial reporting purposes. We generally elect the fair value option for residential loans that we purchase with the intent to sell to third parties or transfer to Sequoia securitizations. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status. Changes in fair value are recurring and are reported through our consolidated statements of income in Mortgage banking activities, net.
Residential Loans - Held-for-Sale at Lower of Cost or Market
Loans held-for-sale at lower of cost or market include certain residential loans. These loans are recorded and subsequently reported at the lower of their initial carrying amount or current fair value. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status. Loans delinquent more than 90 days or in foreclosure are characterized as a serious delinquency. Cash principal and interest that is advanced from servicers subsequent to a residential loan becoming greater than 90 days past due is accounted for as a reduction in the outstanding loan principal balance. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Changes in fair value are non-recurring and are reported through our consolidated statements of income in Mortgage banking activities, net.
Residential Loans Held-for-Investment - At Fair Value
Certain loans that were originally purchased with the intent to sell as part of our residential mortgage banking operations, and for which we elected the fair value option at acquisition, were subsequently reclassified to held-for-investment ("HFI") when the loans were transferred to our FHLBC member subsidiary and pledged as collateral for borrowings made from the Federal Home Loan Bank of Chicago (“FHLBC”). As of December 31, 2017, our current intent is to hold these loans for longer-term investment while they are financed by the FHLBC.
In addition, we record loans held at consolidated Sequoia entities at fair value. In accordance with accounting guidance for CFEs, we use the fair value of the ABS issued by the Sequoia entities (which we determined to be more observable) to determine the fair value of the loans held at these entities.
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
Repurchase Reserves
We sell and have sold residential mortgage loans to various parties, including (1) securitization trusts, (2) Fannie Mae and Freddie Mac (“the Agencies”), and (3) banks and other financial institutions that purchase mortgage loans for investment or private label securitization. We may be required to repurchase residential mortgage loans we have sold, or loans associated with MSRs we have purchased, in the event of a breach of specified contractual representations and warranties made in connection with these sales and purchases. With respect to MSRs we purchased, if the associated residential loan was sold to one of the Agencies (which was typically the case), that Agency can require us, as the owner of the MSR, to repurchase the residential loan in the event of such a breach of representations and warranties even though we were not the party that sold the associated loan to that Agency. In January 2016, we discontinued the acquisition and aggregation of conforming loans for resale to the Agencies.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 3. Summary of Significant Accounting Policies - (continued)

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
See Note 14 for further discussion on the residential repurchase reserves.
Real Estate Securities, at Fair Value
Our securities primarily consist of residential mortgage backed securities (“RMBS”) and may include other residential and commercial securities. We classify our real estate securities as trading or available-for-sale securities. Nearly all of our securities are supported by collateral designated as prime at the time of issuance. Prime residential loans are generally characterized by lower loan-to-value (“LTV”) ratios at the time the loans were originated, and are made to borrowers with higher Fair Isaac Corporation (“FICO”) scores.
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
December 31, 2017

Note 3. Summary of Significant Accounting Policies - (continued)

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
See Note 7 for further discussion on real estate securities.
MSRs
We recognize MSRs through the retention of servicing rights associated with residential mortgage loans that we acquired and subsequently transferred to third parties when the transfer meets the GAAP criteria for sale accounting, or through the direct acquisition of MSRs sold by third parties.
We contract with licensed sub-servicers to perform servicing functions for loans associated with our MSRs. We have elected the fair value option for all of our MSRs, and they are initially recognized and subsequently carried at their estimated fair values. Servicing fee income from MSRs is recorded on a cash basis when received. Net servicing income and changes in the estimated fair value of MSRs are reported in MSR income (loss), net on our consolidated statements of income.
See Note 8 for further discussion on MSRs.
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
Restricted Cash
Restricted cash primarily includes cash held in association with borrowings from the Federal Home Loan Bank of Chicago, and cash associated with our risk-sharing transactions with the Agencies, as well as principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 3. Summary of Significant Accounting Policies - (continued)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 3. Summary of Significant Accounting Policies - (continued)

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
Other Assets and Other Liabilities
Other assets primarily consists of margin receivable, FHLBC stock, MSR holdback receivable, pledged collateral, guarantee asset, and REO. Other liabilities primarily consists of accrued compensation, guarantee obligations, deferred tax liabilities, margin payable, and residential loan and MSR repurchase reserves.
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
December 31, 2017

Note 3. Summary of Significant Accounting Policies - (continued)

Agency Risk-Sharing - Other Assets and Liabilities
During 2014 and 2015, we entered into various risk-sharing arrangements with Fannie Mae and Freddie Mac. Under these arrangements, we committed to assume the first 1.00% or 2.25% (depending on the arrangement) of losses realized on reference pools of conforming residential mortgage loans that we acquired and then sold to the Agencies. As part of these risk-sharing arrangements, during the 10-year term of our first Fannie Mae arrangement, we receive monthly cash payments from Fannie Mae based on the monthly outstanding unpaid principal balance of the reference pool of loans, and for our Freddie Mac and our subsequent Fannie Mae arrangements, the Agencies charged us a reduced guarantee fee for the reference loans we delivered to them in exchange for mortgage backed securities, which we then sold.
Under these arrangements we are required to pledge assets to the Agencies to collateralize our risk-sharing commitments to them throughout the terms of the arrangements. These pledged assets are held by a third-party custodian for the benefit of the Agencies. To the extent approved losses are incurred, the custodian will transfer collateral to the Agencies. As a result of these transactions, we recorded “pledged collateral” in the other assets line item, and “guarantee obligations” in the other liabilities line item, on our consolidated balance sheets. In addition, for the first Fannie Mae transaction, we recorded a “guarantee asset” in the other assets line item on our consolidated balance sheets.
The guarantee obligations represent our commitments to assume losses under these arrangements. We amortize the guarantee obligations over the 10-year terms of the arrangements based primarily on changes in the outstanding unpaid principal balance of loans in the reference pools, with a portion of the liabilities treated as a credit reserve that is not amortized into income. In addition, each period we assess the need for a separate loss allowance related to these arrangements, based on our estimate of credit losses inherent in the reference pools of loans.
Income from cash payments received under the first Fannie Mae risk-sharing arrangement and income related to the amortization of the guarantee obligations of all three arrangements are recorded in other income, and market valuation changes of the guarantee asset are recorded in Investment fair value changes, net on our consolidated statements of income.
Our consolidated balance sheets include assets of the special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs and liabilities of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2017 and December 31, 2016, assets of such SPEs totaled $48 million and $49 million, respectively, and liabilities of such SPEs totaled $19 million and $22 million, respectively.
See Note 14 for further discussion on loss contingencies — risk-sharing.
MSR Holdback Receivable
MSR holdback receivable represents amounts due from third parties related to the sale of MSRs that will be received upon the final transfer of the related servicing documentation at the end of the holdback period.
See Note 10 for further discussion on other assets.
REO
REO property acquired through, or in lieu of, foreclosure is initially recorded at fair value, and subsequently reported at the lower of its carrying amount or fair value (less estimated cost to sell). Changes in the fair value of an REO property that has a fair value at or below its carrying amount are recorded in Investment fair value changes, net on our consolidated statements of income.
See Note 10 for further discussion on other assets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 3. Summary of Significant Accounting Policies - (continued)

Short-Term Debt
Short-term debt includes borrowings under master repurchase agreements, loan warehouse facilities, and other forms of borrowings that expire within one year with various counterparties. These borrowings are typically collateralized by cash, loans, or securities, and in some cases may be unsecured. If the value (as determined by the applicable counterparty) of the collateral securing those borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue any outstanding debt amount from us.
See Note 11 for further discussion on short-term debt.
Accrued Interest Payable
Accrued interest payable includes interest that is due and payable to third parties. Interest is generally paid within one to three months of recording the payable, based upon our remittance requirements, and is paid semi-annually for our convertible and exchangeable debt. Interest on our FHLB borrowings is paid every 13 weeks. For borrowings where we have elected the fair value option, the associated accrued interest on these liabilities is measured at fair value. For financial liabilities where we have not elected the fair value option, the associated accrued interest carrying values approximate fair values.
Asset-Backed Securities Issued
ABS issued represents asset-backed securities issued through the Legacy Sequoia and Sequoia Choice securitization entities. Assets at these entities are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors. In accordance with accounting guidance for CFEs, we account for the ABS issued under our consolidated Sequoia entities at fair value, with periodic changes in fair value recorded in Investment fair value changes, net on our consolidated statements of income.
See Note 12 for further discussion on ABS issued.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 3. Summary of Significant Accounting Policies - (continued)

Deferred Debt Issuance Costs
Deferred debt issuance costs are expenses associated with the issuance of long-term debt. These expenses typically include underwriting, rating agency, legal, accounting, and other fees. Deferred debt issuance costs are included in the carrying value of the related long-term debt issued and are amortized as an adjustment to interest expense using the interest method, based upon the actual and estimated repayment schedules of the related long-term debt issued.
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
Incentive Plans
In May 2014, our shareholders approved the 2014 Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors, which replaced the 2002 Redwood Trust, Inc. Incentive Plan. The Incentive Plan provides for the grant of restricted stock, deferred stock, deferred stock units, performance-based awards (including performance stock units), dividend equivalents, stock payments, restricted stock units, and other types of awards to eligible participants. Long-term incentive awards granted under the Incentive Plan generally vest over a three- or four-year period. Awards made under the Incentive Plan to officers and other employees in lieu of the payment in cash of a portion of annual bonuses earned generally vest immediately, but are subject to a three-year mandatory holding period. Deferred stock units and restricted stock have attached dividend equivalent rights, resulting in the payment of dividend equivalents each time we pay a common stock dividend. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately. The cost of the awards is amortized over the vesting period on a straight-line basis. Upon adoption of ASU 2016-09 in 2016, we elected to begin accounting for forfeitures on employee equity awards as they occur.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 3. Summary of Significant Accounting Policies - (continued)

Employee Stock Purchase Plan
In 2013, our shareholders approved an amendment to our previously amended 2002 Redwood Trust, Inc. Employee Stock Purchase Plan (“ESPP”) to increase the number of shares available under the ESPP. The purpose of the ESPP is to give our employees an opportunity to acquire an equity interest in the Company through the purchase of shares of common stock at a discount. The ESPP allows eligible employees to purchase common stock at 85% of its fair value, subject to certain limits. Fair value as defined under the ESPP is the lesser of the closing market price of the common stock on the first day of the calendar year or the last day of the calendar quarter.
Executive Deferred Compensation Plan
In 2013, our Board of Directors approved an amendment to our 2002 Executive Deferred Compensation Plan (“EDCP”) to allow non-employee directors to defer certain cash payments and dividends into DSUs. The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. The Company matches some deferrals. Compensation deferred under the EDCP is recorded as a liability on our consolidated balance sheets. The EDCP allows for the investment of deferrals in either an interest crediting account or DSUs.
401(k) Plan
We offer a tax-qualified 401(k) Plan to all employees for retirement savings. Under this Plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) Plan contribution limit set forth by the Internal Revenue Service. We match some employee contributions to encourage participation and to provide a retirement planning benefit to employees. Plan matching contributions made by the Company for the years ended December 31, 2017, 2016, and 2015 were $0.5 million, $0.6 million, and $0.8 million, respectively. Vesting of the 401(k) Plan matching contributions is based on the employee’s tenure at the Company, and over time an employee becomes increasingly vested in matching contributions.
See Note 16 for further discussion on equity compensation plans.
Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. To qualify as a REIT we must distribute at least 90% of our annual REIT taxable income to shareholders (not including taxable income retained in our taxable subsidiaries) within the time frame set forth in the Internal Revenue Code and also meet certain other requirements related to assets, income, and stock ownership. We assess our tax positions for all open tax years and record tax benefits only if tax positions meet a more-likely-than-not threshold in accordance with GAAP guidance on accounting for uncertain tax positions. We classify interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, in our consolidated statements of income.
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
December 31, 2017

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
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718)." This new guidance provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This new guidance is effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.
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
December 31, 2017

Note 3. Summary of Significant Accounting Policies - (continued)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses." This new guidance provides a new impairment model that is based on expected losses rather than incurred losses to determine the allowance for credit losses. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning December 15, 2018. Currently, we have no financial instruments for which we maintain an allowance for loan losses. As such, based on our initial evaluation of this new guidance, we do not believe the provisions in this guidance will have a material impact to how we account for these instruments. Separately, we account for our available-for-sale securities under the other-than-temporary impairment ("OTTI") model for debt securities. This new guidance requires that credit impairments on our available-for-sale securities be recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. Subsequent reversals in credit loss estimates are recognized in income. We plan to adopt this new guidance by the required date and continue to evaluate the impact that this update will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. This new guidance retains a dual lease accounting model, which requires leases to be classified as either operating or capital leases for lessees, for purposes of income statement recognition. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. As discussed in Note 14, our only material leases are those related to our leased office space, for which future payments under these leases totaled $18 million at December 31, 2017. Upon adoption of this standard in the first quarter of 2019, we will record a right-of-use asset and lease liability equal to the present value of these future lease payments discounted at our incremental borrowing rate. Based on our initial evaluation of this new guidance, and taking into consideration our current in-place leases, we do not expect that its adoption will have a material impact on our consolidated financial statements. We will continue evaluating this new standard and caution that any changes in our business or additional leases we may enter into could change our initial assessment.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one-year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of 2018 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. Early adoption was permitted in the first quarter of 2017. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and in December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." These new ASUs provide more specific guidance on certain aspects of Topic 606. In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update)." This new ASU allows certain public business entities to use the nonpublic business entity effective dates for adoption of the new revenue standard. In November 2017, the FASB issued ASU 2017-14, "Income Statement - Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403." This new ASU amends various paragraphs that contain SEC guidance. The adoption of these accounting standards will not have a material impact on our consolidated financial statements, as financial instruments are explicitly scoped out of these standards and nearly all of our income is generated from financial instruments. Any changes in our business or additional amendments to these standards could change our initial assessment of these accounting standards.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at December 31, 2017 and December 31, 2016.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2017 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$10,164	$—	$10,164	$(6,196)	$(42)	$3,926
TBAs	133	—	133	(133)	—	—
Futures	1	—	1	—	—	1
Total Assets	$10,298	$—	$10,298	$(6,329)	$(42)	$3,927

Liabilities (2)
Interest rate agreements	$(55,567)	$—	$(55,567)	$6,196	$49,371	$—
TBAs	(3,808)	—	(3,808)	133	1,376	(2,299)
Loan warehouse debt	(1,039,666)	—	(1,039,666)	1,039,666	—	—
Security repurchase agreements	(648,746)	—	(648,746)	648,746	—	—
Total Liabilities	$(1,747,787)	$—	$(1,747,787)	$1,694,741	$50,747	$(2,299)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
December 31, 2017

Note 4. Principles of Consolidation - (continued)

Analysis of Consolidated VIEs
As of December 31, 2017, we consolidated certain Legacy Sequoia and our Sequoia Choice securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At December 31, 2017, the estimated fair value of our investments in the consolidated Legacy Sequoia and Sequoia Choice entities was $14 million and $78 million, respectively. The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

December 31, 2017	Legacy Sequoia	Sequoia Choice	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$632,817	$620,062	$1,252,879
Restricted cash	147	4	151
Accrued interest receivable	867	2,524	3,391
REO	3,353	—	3,353
Total Assets	$637,184	$622,590	$1,259,774
Accrued interest payable	$537	$2,031	$2,568
Accrued expenses and other liabilities	—	4	4
Asset-backed securities issued	622,445	542,140	1,164,585
Total Liabilities	$622,982	$544,175	$1,167,157

Number of VIEs	20	2	22

December 31, 2016	Legacy Sequoia	Sequoia Choice	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$791,636	$—	$791,636
Restricted cash	148	—	148
Accrued interest receivable	1,000	—	1,000
REO	5,533	—	5,533
Total Assets	$798,317	$—	$798,317
Accrued interest payable	$518	$—	$518
Asset-backed securities issued	773,462	—	773,462
Total Liabilities	$773,980	$—	$773,980

Number of VIEs	20	—	20

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 36 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
During the years ended December 31, 2017 and 2016, we transferred residential loans to seven and three Sequoia securitization entities sponsored by us, respectively, and accounted for these transfers as sales for financial reporting purposes. The following table presents information related to securitization transactions that occurred during the years ended December 31, 2017 and 2016.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2017	2016
Principal balance of loans transferred	$2,573,789	$1,036,584
Trading securities retained, at fair value	66,321	3,573
AFS securities retained, at fair value	13,341	5,554
MSRs recognized	7,123	6,451
The following table summarizes the cash flows during the years ended December 31, 2017 and 2016 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2017	2016
Proceeds from new transfers	$2,563,499	$1,057,688
MSR fees received	14,302	13,842
Funding of compensating interest, net	(151)	(338)
Cash flows received on retained securities	27,156	30,191

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4. Principles of Consolidation - (continued)

The following table presents the key weighted average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during 2017 and 2016.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Year Ended December 31, 2017			Year Ended December 31, 2016
At Date of Securitization	MSRs	Senior IO Securities	Subordinate Securities	MSRs	Senior IO Securities	Subordinate Securities
Prepayment rates	9%	10%	10%	21%	N/A	15%
Discount rates	11%	14%	5%	11%	N/A	6%
Credit loss assumptions	N/A	0.25%	0.25%	N/A	N/A	0.25%
The following table presents additional information at December 31, 2017 and December 31, 2016, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	December 31, 2017	December 31, 2016
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$101,426	$41,909
Subordinate securities, classified as AFS	219,255	234,025
Mortgage servicing rights	60,980	58,800
Maximum loss exposure (1)	$381,661	$334,734
Assets transferred:
Principal balance of loans outstanding	$8,364,148	$6,870,398
Principal balance of loans 30+ days delinquent	27,926	21,427

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
December 31, 2017

Note 4. Principles of Consolidation - (continued)

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at December 31, 2017 and December 31, 2016.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

December 31, 2017	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2017	$60,980	$33,773	$286,908
Expected life (in years) (2)	8	6	13
Prepayment speed assumption (annual CPR) (2)	9%	10%	11%
Decrease in fair value from:
10% adverse change	$2,022	$1,371	$611
25% adverse change	4,839	3,289	1,506
Discount rate assumption (2)	11%	11%	5%
Decrease in fair value from:
100 basis point increase	$2,386	$1,158	$25,827
200 basis point increase	4,597	2,265	47,885
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,551
25% higher losses	N/A	—	3,873

December 31, 2016	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2016	$58,800	$26,618	$249,317
Expected life (in years) (2)	7	6	12
Prepayment speed assumption (annual CPR) (2)	11%	8%	12%
Decrease in fair value from:
10% adverse change	$2,226	$1,075	$997
25% adverse change	5,284	2,569	2,494
Discount rate assumption (2)	11%	8%	6%
Decrease in fair value from:
100 basis point increase	$2,088	$1,105	$19,574
200 basis point increase	4,032	2,128	36,574
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$19	$1,174
25% higher losses	N/A	49	2,933

(1)	Senior securities included $34 million and $27 million of interest-only securities at December 31, 2017 and December 31, 2016, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4. Principles of Consolidation - (continued)

Analysis of Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at December 31, 2017, grouped by security type.
Table 4.7 – Third-Party Sponsored VIE Summary

(Dollars in Thousands)	December 31, 2017
Mortgage-Backed Securities
Senior	$177,191
Re-REMIC	38,875
Subordinate	939,763
Total Investments in Third-Party Sponsored VIEs	$1,155,829
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
December 31, 2017

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2017 and December 31, 2016.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$1,427,052	$1,427,052	$834,193	$834,193
At lower of cost or fair value	893	993	1,206	1,365
Residential loans, held-for-investment
At fair value	3,687,265	3,687,265	3,052,652	3,052,652
Trading securities	968,844	968,844	445,687	445,687
Available-for-sale securities	507,666	507,666	572,752	572,752
MSRs	63,598	63,598	118,526	118,526
Cash and cash equivalents	144,663	144,663	212,844	212,844
Restricted cash	2,144	2,144	8,623	8,623
Accrued interest receivable	27,013	27,013	18,454	18,454
Derivative assets	15,718	15,718	36,595	36,595
REO (1)	3,354	3,806	5,533	5,560
Margin receivable (1)	85,044	85,044	68,038	68,038
FHLBC stock (1)	43,393	43,393	43,393	43,393
Guarantee asset (1)	2,869	2,869	4,092	4,092
Commercial loans (1)	—	—	2,700	2,700
Pledged collateral (1)	42,615	42,615	42,875	42,875
Liabilities
Short-term debt facilities	$1,688,412	$1,688,412	$791,539	$791,539
Accrued interest payable	18,435	18,435	9,608	9,608
Margin payable (2)	390	390	12,783	12,783
Guarantee obligation (2)	19,487	18,878	21,668	22,181
Derivative liabilities	63,081	63,081	66,329	66,329
ABS issued at fair value, net	1,164,585	1,164,585	773,462	773,462
FHLBC long-term borrowings	1,999,999	1,999,999	1,999,999	1,999,999
Convertible notes, net	686,759	692,369	482,195	493,365
Trust preferred securities and subordinated notes, net	138,535	103,230	138,489	96,255

(1)	These assets are included in Other assets on our consolidated balance sheets.

(2)	These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
During the years ended December 31, 2017 and 2016, we elected the fair value option for $47 million and $5 million of residential senior securities, $594 million and $288 million of subordinate securities, $5.64 billion and $4.85 billion of residential loans (principal balance), and $8 million and $25 million of MSRs, respectively. We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to securitizations as well as for MSRs purchased or retained from sales of residential loans, and for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at December 31, 2017 and December 31, 2016, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2017	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,114,317	$—	$—	$5,114,317
Trading securities	968,844	—	—	968,844
Available-for-sale securities	507,666	—	—	507,666
Derivative assets	15,718	134	10,164	5,420
MSRs	63,598	—	—	63,598
Pledged collateral	42,615	42,615	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	2,869	—	—	2,869

Liabilities
Derivative liabilities	$63,081	$3,808	$55,567	$3,706
ABS issued	1,164,585	—	—	1,164,585

December 31, 2016	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$3,886,845	$—	$—	$3,886,845
Trading securities	445,687	—	—	445,687
Available-for-sale securities	572,752	—	—	572,752
Derivative assets	36,595	8,300	24,980	3,315
MSRs	118,526	—	—	118,526
Pledged collateral	42,875	42,875	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	4,092	—	—	4,092

Liabilities
Derivative liabilities	$66,329	$5,609	$56,919	$3,801
ABS issued	773,462	—	—	773,462

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets						Liabilities
	Residential Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives (1)	ABS Issued
(In Thousands)
Beginning balance - December 31, 2016	$3,886,845	$445,687	$572,752	$118,526	$4,092	$(486)	$773,462
Acquisitions	5,741,427	640,760	39,700	8,026	—	—	567,099
Sales	(3,982,683)	(137,886)	(90,440)	(52,788)	—	—	—
Principal paydowns	(573,168)	(19,224)	(58,554)	—	—	—	(205,163)
Gains (losses) in net income, net	46,119	39,507	31,892	(10,166)	(1,223)	37,220	29,187
Unrealized losses in OCI, net	—	—	12,316	—	—	—	—
Other settlements, net (2)	(4,223)	—	—	—	—	(35,020)	—
Ending balance - December 31, 2017	$5,114,317	$968,844	$507,666	$63,598	$2,869	$1,714	$1,164,585

	Assets							Liabilities
(In Thousands)	Residential Loans	Commercial Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives (1)	Commercial Secured Borrowings	ABS Issued
Beginning balance - December 31, 2015	$3,797,551	$106,798	$404,011	$829,245	$191,976	$5,697	$3,208	$63,152	$996,820
Acquisitions	4,747,564	37,625	292,875	34,520	25,362	—	—	—	—
Sales	(3,813,538)	(81,523)	(244,219)	(252,696)	(62,440)	—	—	—	—
Principal paydowns	(806,081)	(476)	(17,827)	(62,229)	—	—	—	(306)	(208,215)
Gains (losses) in net income, net	(33,893)	2,791	10,847	48,399	(36,372)	(1,605)	30,193	2,369	(8,275)
Unrealized gains in OCI, net	—	—	—	(24,487)	—	—	—	—	—
Other settlements, net (2)	(4,758)	(65,215)	—	—	—	—	(33,887)	(65,215)	(6,868)
Ending balance - December 31, 2016	$3,886,845	$—	$445,687	$572,752	$118,526	$4,092	$(486)	$—	$773,462

(1)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase and forward sale commitments, are presented on a net basis.

(2)
Other settlements, net for residential loans represents the transfer of loans to REO, and for derivatives, the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans. For commercial secured borrowings and commercial loans, the reduction in 2016 represents the derecognition of our commercial secured borrowings and related commercial A-note investments upon sale of the associated B-notes.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at December 31, 2017, 2016, and 2015. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the years ended December 31, 2017, 2016, and 2015 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2017, 2016, and 2015 Included in Net Income

	Included in Net Income
	Years Ended December 31,
(In Thousands)	2017	2016	2015
Assets
Residential loans at Redwood	$523	$(17,370)	$(5,541)
Residential loans at consolidated Sequoia entities	17,727	(14,391)	7,422
Commercial loans	—	—	(2,620)
Trading securities	28,612	7,184	(13,391)
Available-for-sale securities	(1,011)	(368)	(246)
MSRs	1,277	42,964	(3,471)
Loan purchase commitments	3,243	—	4,252
Loan forward sale commitments	2,177	—	—
Other assets - Guarantee asset	(1,223)	(1,605)	(1,504)

Liabilities
Loan purchase commitments	$(3,706)	$(486)	$—
Commercial secured borrowing	—	—	3,011
ABS issued	(29,187)	8,275	(8,366)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents information on assets recorded at fair value on a non-recurring basis at December 31, 2017 and December 31, 2016. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at December 31, 2017 and December 31, 2016.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

					Gain (Loss) for Year Ended
December 31, 2017	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2017
Assets
Residential loans, at lower of cost or fair value	$854	$—	$—	$854	$22
REO	2,034	—	—	2,034	(393)

					Gain (Loss) for Year Ended
December 31, 2016	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2016
Assets
Residential loans, at lower of cost or fair value	$867	$—	$—	$867	$(17)
Commercial loans, at lower of cost or fair value	2,700	—	—	2,700	(300)
REO	5,207	—	—	5,207	(1,831)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the years ended December 31, 2017, 2016, and 2015.
Table 5.6 – Market Valuation Gains and Losses, Net

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$31,493	$5,786	$3,712
Residential loan purchase and forward sale commitments	37,880	25,613	50,234
Commercial loans, at fair value	—	433	10,265
Sequoia securities	—	1,455	(15,261)
Risk management derivatives, net	(17,529)	3,158	(42,468)
Total mortgage banking activities, net (1)	$51,844	$36,445	$6,482
Investment Fair Value Changes, Net
Residential loans held-for-investment at Redwood	$(5,765)	$(23,102)	$(6,337)
Trading securities	39,526	9,666	(2,019)
Valuation adjustments on commercial loans held-for-sale	300	(307)	—
Net investments in Legacy Sequoia entities (2)	(8,027)	(4,200)	(1,192)
Net investments in Sequoia Choice entities (2)	(323)	—	—
Risk-sharing investments	(1,484)	(1,151)	(1,886)
Risk management derivatives, net	(12,842)	(9,112)	(9,677)
Impairments on AFS securities	(1,011)	(368)	(246)
Total investment fair value changes, net	$10,374	$(28,574)	$(21,357)
MSR Income (Loss), Net
MSRs	$(10,166)	$(36,372)	$(24,392)
Risk management derivatives, net	(568)	15,584	(12,708)
Total MSR loss, net (3)	$(10,734)	$(20,788)	$(37,100)
Total Market Valuation Gains (Losses), Net	$51,484	$(12,917)	$(51,975)

(1)
Mortgage banking activities, net presented above does not include fee income or provisions for repurchases that are components of Mortgage banking activities, net presented on our consolidated statements of income, as these amounts do not represent market valuation changes.

(2)
Includes changes in fair value of the residential loans held-for-investment, REO and the ABS issued at the entities, which netted together represent the change in value of our retained investments at the consolidated VIEs.

(3)
MSR income (loss), net presented above does not include net fee income or provisions for repurchases that are components of MSR income (loss), net on our consolidated statements of income, as these amounts do not represent market valuation adjustments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
December 31, 2017

Note 5. Fair Value of Financial Instruments - (continued)

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

December 31, 2017	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets

Residential loans, at fair value:
Jumbo fixed rate loans	$3,372,329	Whole loan spread to TBA price	$2.25	-	$3.11		$3.09
		Whole loan spread to swap rate	175	-	225	bps	224	bps

Jumbo hybrid loans	251,847	Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate	100	-	185	bps	159	bps

Jumbo loans committed to sell	237,262	Whole loan committed sales price	$100.78	-	$103.01		$101.42

Loans held by Legacy Sequoia (1)	632,817	Liability price			N/A		N/A

Loans held by Sequoia Choice (1)	620,062	Liability price			N/A		N/A

Residential loans, at lower of cost or fair value	854	Loss severity	12	-	30%		18%

Trading and AFS securities	1,476,510	Discount rate	3	-	15%		5%
		Prepayment rate (annual CPR)	—	-	50%		10%
		Default rate	—	-	27%		3%
		Loss severity	—	-	40%		22%

MSRs	63,598	Discount rate	10	-	130%		11%
		Prepayment rate (annual CPR)	5	-	26%		9%
		Per loan annual cost to service	$79	-	$82		$82

Guarantee asset	2,869	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	13	-	13%		13%

REO	2,034	Loss severity	6	-	42%		21%

Liabilities

Loan purchase commitments, net (2)	462	MSR multiple	1.7	-	5.1	x	3.6	x
		Pull-through rate	9	-	100%		75%
		Whole loan spread to TBA price	$2.25	-	$3.10		$3.06
		Whole loan spread to swap rate - fixed rate	175	-	225	bps	225	bps
		Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate - hybrid	100	-	185	bps	151	bps

ABS issued (1)	1,164,585	Discount rate	3	-	15%		4%
		Prepayment rate (annual CPR)	8	-	25%		17%
		Default rate	—	-	16%		3%
		Loss severity	20	-	54%		23%

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
December 31, 2017

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
Residential loans at consolidated Sequoia entities
We have elected to account for the consolidated Sequoia securitization entities as collateralized financing entities in accordance with GAAP. A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allow companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we use the fair value of the ABS issued by the Sequoia CFEs (which we determined to be more observable) to determine the fair value of the loans held at these entities, whereby the net assets we consolidate in our financial statements related to these entities represent the estimated fair value of our retained interests in the Sequoia CFEs.
Real estate securities
Real estate securities include residential, commercial, and other asset-backed securities that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators that are factored into the analysis include bid/ask spreads, the amount and timing of credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate, loss severity and credit support. The estimated fair value of our securities would generally decrease based upon an increase in default rates, loss severities, or a decrease in prepayment rates or credit support.
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at December 31, 2017, we received dealer price indications on 80% of our securities, representing 85% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 5. Fair Value of Financial Instruments - (continued)

Derivative assets and liabilities
Our derivative instruments include swaps, swaptions, TBAs, financial futures, loan purchase commitments, and forward sale commitments. Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. Fair values of TBAs and financial futures are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2).
LPC and FSC fair values for jumbo loans are estimated based on the estimated fair values of the underlying loans (as described in "Residential loans" above). In addition, fair value for LPCs are estimated based on the probability that the mortgage loan will be purchased (the "Pull-through rate") (Level 3).
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
Guarantee Asset
The guarantee asset represents the estimated fair value of cash flows we are contractually entitled to receive related to a risk-sharing arrangement with Fannie Mae. Significant inputs in the valuation analysis are Level 3, due to the nature of this asset and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant unobservable inputs include assumed future prepayment rates and market discount rate (Level 3). An increase in prepayment rates or discount rate would generally reduce the estimated fair value of the guarantee asset.
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
December 31, 2017

Note 5. Fair Value of Financial Instruments - (continued)

Restricted cash
Restricted cash primarily includes interest-earning cash balances related to risk-sharing transactions with the Agencies, cash held in association with borrowings from the FHLBC, and cash held at consolidated Sequoia entities for the purpose of distribution to investors and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values (Level 1).
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
Guarantee Obligations
In association with our risk-sharing transactions with the Agencies, we have made certain guarantees. These obligations are initially recorded at fair value and subsequently carried at amortized cost. Fair values of guarantee obligations are determined using internal models that incorporate certain significant inputs that are considered unobservable and are therefore Level 3 in nature. Pricing inputs include assumed future prepayment rates, credit losses, and market discount rates. A decrease in future prepayment rates or discount rates, or an increase in credit losses, would generally cause the fair value of the guarantee obligations to decrease (i.e., become a larger liability).
Short-term debt
Short-term debt includes our credit facilities that mature within one year. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 2). Additionally, at December 31, 2017, short-term debt included unsecured convertible senior notes with a maturity of less than one year. The fair value of the convertible notes is determined using quoted prices in generally active markets (Level 2).
ABS issued
ABS issued includes asset-backed securities issued through the Legacy Sequoia and Sequoia Choice securitization entities. These instruments are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators factored into the analysis include bid/ask spreads, the amount and timing of collateral credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate, loss severity and credit support. A decrease in credit losses or discount rates, or an increase in prepayment rates, would generally cause the fair value of the ABS issued to decrease (i.e., become a larger liability).
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
December 31, 2017

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
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at December 31, 2017 and December 31, 2016.
Table 6.1 – Classifications and Carrying Values of Residential Loans

December 31, 2017		Legacy	Sequoia
(In Thousands)	Redwood	Sequoia	Choice	Total
Held-for-sale
At fair value	$1,427,052	$—	$—	$1,427,052
At lower of cost or fair value	893	—	—	893
Total held-for-sale	1,427,945	—	—	1,427,945
Held-for-investment at fair value	2,434,386	632,817	620,062	3,687,265
Total Residential Loans	$3,862,331	$632,817	$620,062	$5,115,210

December 31, 2016		Legacy	Sequoia
(In Thousands)	Redwood	Sequoia	Choice	Total
Held-for-sale
At fair value	$834,193	$—	$—	$834,193
At lower of cost or fair value	1,206	—	—	1,206
Total held-for-sale	835,399	—	—	835,399
Held-for-investment at fair value	2,261,016	791,636	—	3,052,652
Total Residential Loans	$3,096,415	$791,636	$—	$3,888,051
At December 31, 2017, we owned mortgage servicing rights associated with $3.03 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 6. Residential Loans - (continued)

Residential Loans Held-for-Sale
At Fair Value
At December 31, 2017, we owned 2,009 loans held-for-sale at fair value with an aggregate unpaid principal balance of $1.41 billion and a fair value of $1.43 billion, compared to 1,114 loans with an aggregate unpaid principal balance of $0.83 billion and a fair value of $0.83 billion at December 31, 2016. At December 31, 2017, one of these loans with a fair value of $0.5 million was greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2016, none of these loans were greater than 90 days delinquent or in foreclosure.
During the years ended December 31, 2017 and 2016, we purchased $5.64 billion and $4.85 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $4.21 billion and $4.04 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $31 million and $6 million, respectively, through Mortgage banking activities, net on our consolidated statements of income. At December 31, 2017, loans held-for-sale with a market value of $1.15 billion were pledged as collateral under short-term borrowing agreements.
At Lower of Cost or Fair Value
At December 31, 2017 and December 31, 2016, we held four and seven residential loans, respectively, at the lower of cost or fair value with $1 million and $2 million in outstanding principal balance, respectively, and a carrying value of $1 million for both periods. At both December 31, 2017 and December 31, 2016, one of these loans with an unpaid principal balance of $0.3 million was greater than 90 days delinquent and none of these loans were in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At December 31, 2017, we owned 3,292 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.41 billion and a fair value of $2.43 billion, compared to 3,068 loans with an aggregate unpaid principal balance of $2.23 billion and a fair value of $2.26 billion at December 31, 2016. At December 31, 2017, none of these loans was greater than 90 days delinquent or in foreclosure. At December 31, 2016, one of these loans with an unpaid principal balance of $0.2 million was greater than 90 days delinquent and none of these loans were in foreclosure.
During the years ended December 31, 2017 and 2016, we transferred loans with a fair value of $0.60 billion and $1.06 billion, respectively, from held-for-sale to held-for-investment. During the years ended December 31, 2017 and 2016, we transferred loans with a fair value of $99 million and $56 million, respectively, from held-for-investment to held-for-sale.
During the years ended December 31, 2017 and 2016, we recorded net market valuation losses of $5 million and $23 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At December 31, 2017, loans with a fair value of $2.43 billion were pledged as collateral under a borrowing agreement with the FHLBC.
The outstanding loans held-for-investment at Redwood at December 31, 2017 were prime-quality, first lien loans, of which 96% were originated between 2013 and 2017, and 4% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 770 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 65% (at origination). At December 31, 2017, these loans were comprised of 92% fixed-rate loans with a weighted average coupon of 4.08%, and the remainder were hybrid or ARM loans with a weighted average coupon of 4.07%.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 6. Residential Loans - (continued)

At Consolidated Legacy Sequoia Entities
At December 31, 2017, we owned 3,178 held-for-investment loans at consolidated Legacy Sequoia entities, with an aggregate unpaid principal balance of $698 million and a fair value of $633 million, as compared to 3,735 loans at December 31, 2016 with an aggregate unpaid principal balance of $887 million and a fair value of $792 million. At origination, the weighted average FICO score of borrowers backing these loans was 728, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality.
At December 31, 2017 and December 31, 2016, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $25 million and $30 million, respectively, of which the unpaid principal balance of loans in foreclosure was $10 million and $11 million, respectively. During the years ended December 31, 2017 and 2016, we recorded a net market valuation gain of $23 million and a net market valuation loss of $14 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the associated ABS issued. The net impact to our income statement associated with our retained economic investment in the Legacy Sequoia securitization entities is presented in Note 5.
At Consolidated Sequoia Choice Entities
At December 31, 2017, we owned 806 held-for-investment loans at consolidated Sequoia Choice entities, with an aggregate unpaid balance of $605 million and a fair value of $620 million. There were no loans held at the Sequoia Choice entities at December 31, 2016. At origination, the weighted average FICO score of borrowers backing these loans was 742, the weighted average LTV ratio of these loans was 75%, and the loans were all first lien and prime-quality. At December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
During the year ended December 31, 2017, we transferred loans with a fair value of $646 million from held-for-sale to held-for-investment, associated with Choice securitizations. During the year ended December 31, 2017, we recorded a net market valuation loss of $5 million on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with Choice securitizations. The net impact to our income statement associated with our retained economic investment in the Sequoia Choice securitization entities is presented in Note 5.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 6. Residential Loans - (continued)

Residential Loan Characteristics
The following table presents the geographic concentration of residential loans recorded on our consolidated balance sheets at December 31, 2017 and December 31, 2016.
Table 6.2 – Geographic Concentration of Residential Loans

	December 31, 2017
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment at Legacy Sequoia	Held-for- Investment at Sequoia Choice	Held-for- Investment at FVO
California	35%	18%	39%	45%
Washington	9%	2%	7%	5%
Texas	7%	5%	10%	9%
Florida	4%	13%	4%	5%
Georgia	2%	5%	3%	1%
New York	2%	9%	3%	4%
Other states (none greater than 5%)	41%	48%	34%	31%
Total	100%	100%	100%	100%

	December 31, 2016
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment at Legacy Sequoia	Held-for- Investment at Sequoia Choice	Held-for- Investment at FVO
California	40%	18%	—%	42%
Texas	9%	6%	—%	10%
Washington	8%	2%	—%	4%
Florida	3%	14%	—%	5%
Georgia	2%	5%	—%	1%
New York	2%	8%	—%	4%
Other states (none greater than 5%)	36%	47%	—%	34%
Total	100%	100%	—%	100%
The following table displays the loan product type and accompanying loan characteristics of residential loans recorded on our consolidated balance sheets at December 31, 2017 and December 31, 2016.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 6. Residential Loans - (continued)

Table 6.3 – Product Types and Characteristics of Residential Loans

December 31, 2017
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Redwood:
Hybrid ARM loans
$—	to	$250	7	3.50%	to	3.88%	2043-08	-	2044-01	$1,589	$438	$—
$251	to	$500	43	2.63%	to	4.88%	2043-07	-	2047-10	16,703	566	—
$501	to	$750	87	2.88%	to	5.13%	2040-09	-	2047-11	55,709	1,226	—
$751	to	$1,000	82	2.88%	to	6.00%	2043-12	-	2047-11	71,819	984	—
	over	$1,000	40	3.00%	to	5.00%	2040-10	-	2047-11	57,641	—	—
			259							203,461	3,214	—
Fixed loans
$—	to	$250	34	3.13%	to	5.08%	2022-10	-	2046-02	6,758	—	—
$251	to	$500	681	2.80%	to	6.13%	2028-02	-	2047-12	296,950	1,380	—
$501	to	$750	1,261	2.75%	to	6.75%	2027-09	-	2047-12	777,103	3,818	—
$751	to	$1,000	649	2.75%	to	5.00%	2027-07	-	2047-12	559,426	2,566	—
	over	$1,000	408	2.80%	to	5.00%	2030-11	-	2048-01	564,295	—	—
			3,033							2,204,532	7,764	—
Total HFI at Redwood:			3,292							$2,407,993	$10,978	$—

Held-for-Investment at Legacy Sequoia:
ARM loans:
$—	to	$250	2,324	1.25%	to	5.16%	2019-02	-	2035-11	$253,438	$7,436	$7,284
$251	to	$500	541	1.00%	to	5.63%	2021-03	-	2036-05	189,360	9,082	9,178
$501	to	$750	151	1.63%	to	4.00%	2024-05	-	2035-09	91,244	1,995	2,589
$751	to	$1,000	76	1.38%	to	3.38%	2022-01	-	2035-07	65,276	1,790	1,725
	over	$1,000	53	1.00%	to	4.63%	2027-03	-	2036-05	83,393	—	4,040
			3,145							682,711	20,303	24,816
Hybrid ARM loans:
$—	to	$250	4	3.25%	to	3.75%	2033-08	-	2034-06	530	—	—
$251	to	$500	17	2.63%	to	3.75%	2033-07	-	2034-12	6,170	—	—
$501	to	$750	11	3.38%	to	3.75%	2033-07	-	2034-11	7,091	—	641
	over	$1,000	1	3.75%	to	3.75%	2033-09	-	2033-09	1,420	—	—
			33							15,211	—	641
Total HFI at Legacy Sequoia:			3,178							$697,922	$20,303	$25,457

Held-for-Investment at Sequoia Choice:
Fixed loans:
$0	to	$250	4	2.75%	to	4.75%	2043-05	-	2047-07	$641	$—	$—
$251	to	$500	85	3.13%	to	5.75%	2042-11	-	2047-10	38,900	486	—
$501	to	$750	388	3.13%	to	6.25%	2037-02	-	2047-11	240,538	672	—
$751	to	$1,000	239	3.25%	to	6.50%	2043-05	-	2047-10	210,235	—	—
	over	$1,000	90	3.13%	to	5.88%	2045-01	-	2047-10	114,433	—	—
Total HFI at Sequoia Choice:			806							$604,747	$1,158	$—

Held-for-Sale:
ARM loans
$58	to	$290	3	1.50%	to	3.00%	2032-11	-	2033-10	$444	$—	$—
Hybrid ARM loans
$443	to	$2,000	93	2.88%	to	4.00%	2044-08	-	2048-01	78,884	—	—
Fixed loans
$132	to	$1,950	1,917	2.88%	to	6.25%	2029-05	-	2048-01	1,329,851	1,913	459
Total Held-for-Sale			2,013							$1,409,179	$1,913	$459

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 6. Residential Loans - (continued)

December 31, 2016
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Redwood:
Hybrid ARM loans
$251	to	$500	1	3.63%	to	3.63%	2044-07	-	2044-07	$264	$—	$—
$501	to	$750	4	2.88%	to	4.65%	2040-09	-	2045-10	2,722	—	—
$751	to	$1,000	2	3.50%	to	4.00%	2045-09	-	2045-10	1,726	—	—
	over	$1,000	4	3.00%	to	4.20%	2040-10	-	2045-10	5,545	—	—
			11							10,257	—	—
Fixed loans
$—	to	$250	26	3.67%	to	5.08%	2039-04	-	2045-10	4,643	—	237
$251	to	$500	633	2.80%	to	5.13%	2028-02	-	2046-12	278,560	264	—
$501	to	$750	1,306	2.75%	to	6.25%	2027-09	-	2046-12	807,714	2,803	—
$751	to	$1,000	690	2.75%	to	5.63%	2027-07	-	2046-12	597,002	—	—
	over	$1,000	402	2.80%	to	5.00%	2027-04	-	2047-01	535,621	1,232	—
			3,057							2,223,540	4,299	237
Total HFI at Redwood:			3,068							$2,233,797	$4,299	$237

Held-for-Investment at Legacy Sequoia:
ARM loans:
$—	to	$250	2,623	0.63%	to	5.60%	2019-02	-	2035-11	$297,646	$9,158	$7,410
$251	to	$500	694	0.25%	to	5.75%	2019-12	-	2036-05	241,253	9,177	10,059
$501	to	$750	203	0.88%	to	3.89%	2024-05	-	2035-09	121,919	5,812	5,069
$751	to	$1,000	100	0.63%	to	3.00%	2022-01	-	2035-07	86,988	2,750	3,322
	over	$1,000	78	0.25%	to	3.75%	2027-03	-	2036-05	121,484	4,790	4,306
			3,698							869,290	31,687	30,166
Hybrid ARM loans:
$—	to	$250	4	3.00%	to	3.00%	2033-09	-	2034-06	453	—	—
$251	to	$500	18	2.63%	to	3.13%	2033-07	-	2034-12	6,516	—	—
$501	to	$750	13	2.75%	to	3.13%	2033-07	-	2034-12	8,483	669	—
$751	to	$1,000	1	3.13%	to	3.13%	2033-08	-	2033-08	751	—	—
	over	$1,000	1	3.00%	to	3.00%	2033-09	-	2033-09	1,488	—	—
			37							17,691	669	—
Total HFI at Legacy Sequoia:			3,735							$886,981	$32,356	$30,166

Held-for-Sale:
ARM loans
$61	to	$396	6	1.88%	to	2.75%	2033-10	-	2032-11	$882	$—	$300
Hybrid ARM loans
$2	to	$1,947	173	2.50%	to	6.00%	2037-06	-	2047-01	144,174	—	—
Fixed loans
$404	to	$1,997	942	2.99%	to	6.25%	2026-12	-	2047-01	688,329	—	—
Total Held-for-Sale			1,121							$833,385	$—	$300

(1)	Rate is net of servicing fee for consolidated loans for which we do not own the MSR.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 7. Real Estate Securities
We invest in real estate securities that we acquire from third parties or create and retain from our Sequoia securitizations. The following table presents the fair values of our real estate securities by type at December 31, 2017 and December 31, 2016.
Table 7.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	December 31, 2017	December 31, 2016
Trading	$968,844	$445,687
Available-for-sale	507,666	572,752
Total Real Estate Securities	$1,476,510	$1,018,439
Our real estate securities include mortgage backed securities, which are presented in accordance with their general position within a securitization structure based on their rights to cash flows. Senior securities are those interests in a securitization that generally have the first right to cash flows and are last in line to absorb losses. Re-REMIC securities, as presented herein, were created through the resecuritization of certain senior security interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior security interests, but senior to any subordinate tranches of the securitization from which they were created. Subordinate securities are all interests below senior and re-REMIC interests. We further separate our subordinate securities into mezzanine and subordinate, where mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later. Nearly all of our residential securities are supported by collateral that was designated as prime at the time of issuance.
Trading Securities
The following table presents the fair value of trading securities by position and collateral type at December 31, 2017 and December 31, 2016.
Table 7.2 – Trading Securities by Position and Collateral Type

(In Thousands)	December 31, 2017	December 31, 2016
Senior Securities	$69,975	$37,067
Subordinate Securities
Mezzanine	563,474	256,226
Subordinate	335,395	152,394
Total Subordinate Securities	898,869	408,620
Total Trading Securities	$968,844	$445,687

We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and commercial/multifamily securities. At December 31, 2017, trading securities with a carrying value of $593 million were pledged as collateral under short-term borrowing agreements. See Note 11 for additional information on short-term debt.
At December 31, 2017 and 2016, our senior trading securities were comprised of interest-only securities, for which there is no principal balance, and our subordinate trading securities had an unpaid principal balance of $943 million and $434 million, respectively.
At December 31, 2017 and 2016, subordinate trading securities included $301 million and $152 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $68 million and $15 million, respectively, of Sequoia securities, $206 million and $149 million, respectively, of other third party residential securities, and $324 million and $92 million, respectively, of third-party commercial/multifamily securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 7. Real Estate Securities - (continued)

During the years ended December 31, 2017 and 2016, we acquired $661 million and $307 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $132 million and $241 million, respectively, of such securities. During the years ended December 31, 2017 and 2016, we recorded net market valuation gains of $40 million and $11 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.
AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at December 31, 2017 and December 31, 2016.
Table 7.3 – Available-for-Sale Securities by Position and Collateral Type

(In Thousands)	December 31, 2017	December 31, 2016
Senior Securities	$140,989	$136,546
Re-REMIC Securities	38,875	85,479
Subordinate Securities
Mezzanine	92,002	163,715
Subordinate	235,800	187,012
Total Subordinate Securities	327,802	350,727
Total AFS Securities	$507,666	$572,752
At December 31, 2017 and December 31, 2016, all of our available-for-sale securities were comprised of residential mortgage backed securities. At December 31, 2017, AFS securities with a carrying value of $195 million were pledged as collateral under short-term borrowing agreements. See Note 11 for additional information on short-term debt.
During the years ended December 31, 2017 and 2016, we purchased $40 million and $35 million of AFS securities, respectively, and sold $90 million and $253 million of AFS securities, respectively, which resulted in net realized gains of $14 million and $21 million, respectively. In addition, during 2017 we exchanged our interests in three Re-REMICs, which together had a fair value of $47 million, for the senior securities underlying the Re-REMICs, and reclassified our interests from Re-REMIC to Senior.
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
At December 31, 2017, there were $0.1 million of AFS securities with contractual maturities less than five years, $5 million with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 7. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at December 31, 2017 and December 31, 2016.
Table 7.4 – Carrying Value of AFS Securities

December 31, 2017
(In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$144,512	$44,613	$419,020	$608,145
Credit reserve	(2,936)	(5,820)	(37,793)	(46,549)
Unamortized discount, net	(34,379)	(9,662)	(139,712)	(183,753)
Amortized cost	107,197	29,131	241,515	377,843
Gross unrealized gains	35,027	9,744	86,419	131,190
Gross unrealized losses	(1,235)	—	(132)	(1,367)
Carrying Value	$140,989	$38,875	$327,802	$507,666

December 31, 2016
(In Thousands)	Senior	Re-REMIC	Subordinate	Total
Principal balance	$148,862	$95,608	$456,359	$700,829
Credit reserve	(4,814)	(6,857)	(35,802)	(47,473)
Unamortized discount, net	(41,877)	(19,613)	(136,622)	(198,112)
Amortized cost	102,171	69,138	283,935	455,244
Gross unrealized gains	36,304	16,341	68,032	120,677
Gross unrealized losses	(1,929)	—	(1,240)	(3,169)
Carrying Value	$136,546	$85,479	$350,727	$572,752
The following table presents the changes for the years ended December 31, 2017 and 2016, in unamortized discount and designated credit reserves on residential AFS securities.
Table 7.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$47,473	$198,112	$48,869	$237,107
Amortization of net discount	—	(18,795)	—	(26,253)
Realized credit losses	(4,187)	—	(5,830)	—
Acquisitions	9,118	13,080	9,311	11,461
Sales, calls, other	(3,404)	(12,106)	(4,968)	(24,480)
Impairments	1,011	—	368	—
Transfers to (release of) credit reserves, net	(3,462)	3,462	(277)	277
Ending Balance	$46,549	$183,753	$47,473	$198,112

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 7. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at December 31, 2017 and December 31, 2016.
Table 7.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
December 31, 2017	$8,637	$(132)	$8,505	$28,557	$(1,235)	$27,322
December 31, 2016	15,772	(330)	15,442	60,035	(2,839)	57,196
At December 31, 2017, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 167 AFS securities, of which nine were in an unrealized loss position and three were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2016, our consolidated balance sheet included 186 AFS securities, of which 19 were in an unrealized loss position and 10 were in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $1 million at December 31, 2017. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At December 31, 2017, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
For the year ended December 31, 2017, other-than-temporary impairments related to our AFS securities were $1 million, of which $1 million were recognized through our consolidated statements of income and $0.4 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at December 31, 2017.
Table 7.7 – Significant Valuation Assumptions

December 31, 2017	Range for Securities
Prepayment rates	8%	-	20%
Projected losses	0.22%	-	5%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 7. Real Estate Securities - (continued)

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at December 31, 2017, 2016, and 2015 for which a portion of an OTTI was recognized in other comprehensive income.
Table 7.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Balance at beginning of period	$28,261	$28,277	$33,849
Additions
Initial credit impairments	178	346	246
Subsequent credit impairments	47	8	—
Reductions
Securities sold, or expected to sell	(4,898)	(261)	(4,567)
Securities with no outstanding principal at period end	(2,551)	(109)	(1,251)
Balance at End of Period	$21,037	$28,261	$28,277
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the years ended December 31, 2017, 2016, and 2015.
Table 7.9 – Gross Realized Gains and Losses on AFS Securities

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Gross realized gains - sales	$13,927	$23,598	$34,922
Gross realized gains - calls	677	1,210	2,167
Gross realized losses - sales	—	(2,293)	(608)
Gross realized losses - calls	(497)	—	(112)
Total Realized Gains on Sales and Calls of AFS Securities, net	$14,107	$22,515	$36,369

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 8. Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The following table presents the fair value of MSRs and the aggregate principal amounts of associated loans as of December 31, 2017 and December 31, 2016.
Table 8.1 – Fair Value of MSRs and Aggregate Principal Amounts of Associated Loans

	December 31, 2017		December 31, 2016
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Mortgage Servicing Rights
Conforming Loans	$1,194	$107,416	$58,523	$4,989,720
Jumbo Loans	62,404	5,449,239	60,003	5,467,169
Total Mortgage Servicing Rights	$63,598	$5,556,655	$118,526	$10,456,889
The following table presents activity for MSRs for the years ended December 31, 2017, 2016, and 2015.
Table 8.2 – Activity for MSRs

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Balance at beginning of period	$118,526	$191,976	$139,293
Additions	8,026	25,362	95,281
Sales	(52,788)	(62,440)	(18,206)
Changes in fair value due to:
Changes in assumptions (1)	(1,088)	(14,512)	(5,453)
Other changes (2)	(9,078)	(21,860)	(18,939)
Balance at End of Period	$63,598	$118,526	$191,976

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to the realization of expected cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 8. Mortgage Servicing Rights - (continued)

We make investments in MSRs through the retention of servicing rights associated with the residential mortgage loans that we acquire and subsequently transfer to third parties or through the direct acquisition of MSRs sold by third parties. We hold our MSR investments at our taxable REIT subsidiary. The following table details the retention and purchase of MSRs during the years ended December 31, 2017 and 2016.
Table 8.3 – MSR Additions

	Years Ended December 31,
	2017		2016
(In Thousands)	MSR Fair Value	Associated Principal	MSR Fair Value	Associated Principal
Jumbo MSR additions:
From securitization	$7,123	$654,605	$6,451	$939,861
From loan sales	263	31,658	177	26,844
Total jumbo MSR additions	7,386	686,263	6,628	966,705
Conforming MSR additions:
From loan sales	—	—	3,380	316,290
From purchases	640	106,108	15,354	1,643,577
Total conforming MSR additions	640	106,108	18,734	1,959,867
Total MSR Additions	$8,026	$792,371	$25,362	$2,926,572
The following table presents the components of our MSR income for the years ended December 31, 2017, 2016, and 2015.
Table 8.4 – Components of MSR Income (Loss), net

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Servicing income	$21,120	$41,152	$38,964
Cost of sub-servicer	(2,828)	(6,281)	(5,079)
Net servicing fee income	18,292	34,871	33,885
Market valuation changes of MSRs	(10,166)	(36,372)	(24,392)
Market valuation changes of associated derivatives (1)	(568)	15,584	(12,708)
MSR reversal of provision for repurchases	302	270	(707)
MSR Income (Loss), Net	$7,860	$14,353	$(3,922)

(1)	In the second quarter of 2015, we began to identify specific derivatives used to hedge the exposure of our MSRs to changes in market interest rates.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 9. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at December 31, 2017 and December 31, 2016.
Table 9.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	December 31, 2017		December 31, 2016
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$10,122	$1,765,000	$19,859	$1,009,000
TBAs	133	295,000	8,300	850,000
Futures	1	7,500	—	—
Swaptions	42	200,000	5,121	345,000
Assets - Other Derivatives
Loan purchase commitments	3,243	547,434	3,315	352,981
Loan forward sale commitments	2,177	343,681	—	—
Total Assets	$15,718	$3,158,615	$36,595	$2,556,981

Liabilities - Cash Flow Hedges
Interest rate swaps	$(43,679)	$139,500	$(44,822)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(11,888)	1,248,000	(12,097)	1,101,500
TBAs	(3,808)	1,400,000	(4,681)	510,000
Futures	—	—	(928)	87,500
Liabilities - Other Derivatives
Loan purchase commitments	(3,706)	697,966	(3,801)	584,862
Total Liabilities	$(63,081)	$3,485,466	$(66,329)	$2,423,362
Total Derivative Financial Instruments, Net	$(47,363)	$6,644,081	$(29,734)	$4,980,343

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 9. Derivative Financial Instruments - (continued)

Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At December 31, 2017, we were party to swaps and swaptions with an aggregate notional amount of $3.21 billion, TBA agreements sold with an aggregate notional amount of $1.70 billion, and financial futures contracts with an aggregate notional amount of $8 million. At December 31, 2016, we were party to swaps and swaptions with an aggregate notional amount of $2.46 billion, TBA agreements sold with an aggregate notional amount of $1.36 billion, and financial futures contracts with an aggregate notional amount of $88 million.
For the years ended December 31, 2017, 2016, and 2015, risk management derivatives had a net market valuation loss of $31 million, a net market valuation gain of $10 million, and a net market valuation loss of $65 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net and MSR income (loss), net on our consolidated statements of income.
Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. Net market valuation gains on LPCs and FSCs were $38 million, $26 million, and $50 million for the years ended December 31, 2017, 2016, and 2015, respectively, and were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the years ended December 31, 2017, 2016, and 2015, changes in the values of designated cash flow hedges were positive $1 million, positive $3 million, and negative $1 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $43 million and $44 million at December 31, 2017 and December 31, 2016, respectively.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the years ended December 31, 2017, 2016, and 2015.
Table 9.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Net interest expense on cash flows hedges	$(4,602)	$(5,317)	$(5,883)
Realized net losses reclassified from other comprehensive income	(45)	(72)	(95)
Total Interest Expense	$(4,647)	$(5,389)	$(5,978)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 9. Derivative Financial Instruments - (continued)

Derivative Counterparty Credit Risk
We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties that is not a clearinghouse must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements or other similar agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review non-clearinghouse derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA or other agreements with us; or (ii) do not meet internally established guidelines regarding creditworthiness. Our ISDA and similar agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. With respect to certain of our derivatives, clearing and settlement is through one or more clearinghouses, which may be substituted as a counterparty. Clearing and settlement of derivative transactions through a clearinghouse is also intended to reduce specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At December 31, 2017, we assessed this risk as remote and did not record a specific valuation adjustment.
At December 31, 2017, we had outstanding derivative agreements with three counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.
Note 10. Other Assets and Liabilities
Other assets at December 31, 2017 and December 31, 2016, are summarized in the following table.
Table 10.1 – Components of Other Assets

(In Thousands)	December 31, 2017	December 31, 2016
Margin receivable	$85,044	$68,038
FHLBC stock	43,393	43,393
Pledged collateral	42,615	42,875
MSR holdback receivable	8,141	1,862
REO	3,354	5,533
Guarantee asset	2,869	4,092
Fixed assets and leasehold improvements (1)	2,645	2,750
Commercial loans	—	2,700
Other	6,905	10,702
Total Other Assets	$194,966	$181,945

(1)	Fixed assets and leasehold improvements had a basis of $6 million and accumulated depreciation of $4 million at December 31, 2017.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 10. Other Assets and Liabilities - (continued)

Accrued expenses and other liabilities at December 31, 2017 and December 31, 2016 are summarized in the following table.
Table 10.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	December 31, 2017	December 31, 2016
Accrued compensation	$24,025	$18,830
Guarantee obligations	19,487	21,668
Deferred tax liabilities	11,764	898
Residential loan and MSR repurchase reserve	4,916	5,432
Legal reserve	2,000	2,000
Accrued operating expenses	1,481	4,493
Current accounts payable	1,339	1,151
Margin payable	390	12,783
Restructuring liabilities	—	2,297
Other	2,327	2,876
Total Other Liabilities	$67,729	$72,428
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral.
FHLB Stock
In accordance with our FHLB-member subsidiary's borrowing agreement with the FHLBC, our subsidiary is required to purchase and hold stock in the FHLBC. See Note 3 and Note 13 for additional information on this borrowing agreement.
Guarantee Asset, Pledged Collateral, and Guarantee Obligations
The pledged collateral, guarantee asset, and guarantee obligations presented in the tables above are related to our risk-sharing arrangements with Fannie Mae and Freddie Mac. In accordance with these arrangements, we are required to pledge collateral to secure our guarantee obligations. See Note 3 and Note 14 for additional information on our risk-sharing arrangements.
MSR Holdback Receivable
MSR holdback receivable represents amounts owed to us from third parties related to the sale of MSRs.
REO
The carrying value of REO at December 31, 2017, was $3 million, which includes the net effect of $4 million related to transfers into REO during the year ended December 31, 2017, offset by $10 million of REO liquidations and $3 million of unrealized gains resulting from market valuation adjustments. At December 31, 2017 and December 31, 2016, there were 14 and 23 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Legacy Sequoia entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 10. Other Assets and Liabilities - (continued)

Commercial Loans
Prior to 2017, we originated and acquired commercial loans for our investment portfolio and for sale through our commercial mortgage banking activities. During 2016, we sold nearly all of our commercial loans as we wound down our commercial mortgage banking and commercial investment activities. In 2016, we recorded a reversal of provision for loan losses related to the sale of our commercial loan investments and recorded any net gains or losses from the sale of commercial loans in Mortgage banking activities, net and Investment fair value changes, net on our consolidated statements of income.
At December 31, 2016, we held one commercial loan at the lower of cost or fair value with $3 million in outstanding principal balance, a carrying value of $3 million, and an estimated net fair value of $3 million. This loan prepaid in full during 2017.
Legal and Repurchase Reserves
See Note 14 for additional information on the legal and residential repurchase reserves.
Restructuring Liabilities

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

In connection with these activities, we incurred restructuring expenses, including one-time termination benefits, contract termination costs, and other associated costs. During the first quarter of 2016, we established a restructuring liability and for the year ended December 31, 2016, we recorded restructuring charges totaling $10 million in Operating expenses on our consolidated statements of income, which included $9 million of severance related charges (including $3 million of equity compensation expense) and $2 million of contract termination costs. The remaining restructuring liability was settled in 2017 and no further adjustments were recorded. For segment reporting, we consider these restructuring charges as corporate charges and included them in the Corporate/Other reconciling column in our business segment financial information tables in Note 21 — Segment Information.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 11. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At December 31, 2017, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. For additional information about these financial covenants and our short-term debt, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.”
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at December 31, 2017 and December 31, 2016.
Table 11.1 – Short-Term Debt

	December 31, 2017
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	4	$1,039,666	$1,575,000	3.17%	1/2018-12/2018	197
Real estate securities repo	9	648,746	—	2.69%	1/2018-3/2018	28
Total Short-Term Debt Facilities	13	1,688,412
Convertible notes, net	N/A	250,270	—	4.63%	4/2018	105
Total Short-Term Debt		$1,938,682

	December 31, 2016
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	4	$485,544	$1,325,000	2.40%	1/2017-12/2017	206
Real estate securities repo	7	305,995	—	1.91%	1/2017-3/2017	24
Total Short-Term Debt	11	$791,539
Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At December 31, 2017, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
The fair value of held-for-sale residential loans and real estate securities pledged as collateral was $1.15 billion and $788 million, respectively, at December 31, 2017 and $534 million and $363 million, respectively, at December 31, 2016. For the years ended December 31, 2017 and 2016, the average balances of our short-term debt facilities were $1.08 billion and $1.09 billion, respectively. At December 31, 2017 and December 31, 2016, accrued interest payable on our short-term debt facilities was $2 million and $1 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 11. Short-Term Debt - (continued)

During the second quarter of 2017, $288 million principal amount of 4.625% convertible senior notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the second quarter of 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At December 31, 2017, the accrued interest payable balance on this debt was $2 million. See Note 13 for additional information on our convertible notes.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $5 million at December 31, 2017. At both December 31, 2017 and December 31, 2016, we had no outstanding borrowings on this facility.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt as well as our convertible notes at December 31, 2017.
Table 11.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	December 31, 2017
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for sale residential loans	$150,095	$320,024	$569,547	$1,039,666
Real estate securities	517,847	130,899	—	648,746
Total Secured Short-Term Debt	667,942	450,923	569,547	1,688,412
Convertible notes, net	—	—	250,270	250,270
Total Short-Term Debt	$667,942	$450,923	$819,817	$1,938,682
Note 12. Asset-Backed Securities Issued
Through our Sequoia securitization program, we sponsor securitization transactions in which ABS backed by residential mortgage loans are issued by Sequoia entities. We consolidated the Legacy Sequoia securitizations entities, and beginning in September 2017, the Sequoia Choice securitization entities, that we determined were VIEs and for which we determined we were the primary beneficiary. Each consolidated securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
We account for the ABS issued under our consolidated Sequoia entities at fair value, with periodic changes in fair value recorded in Investment fair value changes, net on our consolidated statements of income. Pursuant to the CFE guidelines, the market valuation changes on our Sequoia loans are based on the estimated fair value of the associated ABS issued. The net impact to our income statement associated with our retained economic investment in the Sequoia securitization entities is presented in Note 5.
The ABS issued by these entities consist of various classes of securities that pay interest on a monthly or quarterly basis. All ABS issued by the Sequoia Choice entities pay fixed rates of interest and substantially all ABS issued by the Legacy Sequoia entities pay variable rates of interest, which are indexed to one-, three-, or six-month LIBOR. Some ABS issued by the Legacy Sequoia entities pay hybrid rates, which are fixed rates that subsequently adjust to variable rates. ABS issued also includes some interest-only classes with coupons set at a fixed spread to a benchmark rate, or set at a spread to the interest rates earned on the assets less the interest rates paid on the liabilities of a securitization entity.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 12. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by Sequoia securitization entities we sponsored at December 31, 2017 and December 31, 2016, along with other selected information, are summarized in the following table.
Table 12.1 – Asset-Backed Securities Issued

	December 31, 2017			December 31, 2016
(Dollars in Thousands)	Legacy Sequoia	Sequoia Choice	Total	Legacy Sequoia	Sequoia Choice	Total
Certificates with principal balance	$691,125	$526,657	$1,217,782	$880,517	$—	$880,517
Interest-only certificates	1,972	7,695	9,667	3,774	—	3,774
Market valuation adjustments	(70,652)	7,788	(62,864)	(110,829)	—	(110,829)
ABS Issued, Net	$622,445	$542,140	$1,164,585	$773,462	$—	$773,462
Range of weighted average interest rates, by series	1.46% to 2.78%	4.52% to 4.73%		0.74% to 2.23%	—%
Stated maturities	2024 - 2036	2047		2024 - 2036	N/A
Number of series	20	2		20	—
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At December 31, 2017, all of the ABS issued and outstanding had contractual maturities beyond five years.
At both December 31, 2017 and December 31, 2016, accrued interest payable on ABS issued by the Legacy Sequoia entities was $1 million. At December 31, 2017, accrued interest payable on ABS issued by the Sequoia Choice entities was $2 million. Interest due on consolidated ABS issued is payable monthly.
The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at December 31, 2017 and December 31, 2016.
Table 12.2 – Collateral for Asset-Backed Securities Issued

	December 31, 2017			December 31, 2016
(In Thousands)	Legacy Sequoia	Sequoia Choice	Total	Legacy Sequoia	Sequoia Choice	Total
Residential loans	$632,817	$620,062	$1,252,879	$791,636	$—	$791,636
Restricted cash	147	4	151	148	—	148
Accrued interest receivable	867	2,524	3,391	1,000	—	1,000
REO	3,353	—	3,353	5,533	—	5,533
Total Collateral for ABS Issued	$637,184	$622,590	$1,259,774	$798,317	$—	$798,317

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 13. Long-Term Debt

FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At December 31, 2017, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the year ended December 31, 2016, we borrowed an additional $519 million under this agreement, which increased our total borrowings to $2.00 billion. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At December 31, 2017, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.38% and a weighted average maturity of approximately eight years. At December 31, 2016, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 0.64% and a weighted average maturity of nine years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Total advances under this agreement were secured by residential mortgage loans with a fair value of $2.43 billion at December 31, 2017. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At December 31, 2017, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.
The following table presents maturities of our FHLBC borrowings by year at December 31, 2017.
Table 13.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	December 31, 2017
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999
For additional information about our FHLBC borrowings, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Convertible Notes
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.75% until maturity or conversion, which will be no later than August 15, 2023. After deducting the underwriting discount and offering costs, we received $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At December 31, 2017, these notes were convertible at the option of the holder at a conversion rate of 53.8394 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.57 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At December 31, 2017, the outstanding principal amount of these notes was $245 million. At December 31, 2017, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $7 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 13. Long-Term Debt - (continued)

In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At December 31, 2017, these notes were exchangeable at the option of the holder at an exchange rate of 46.1798 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.65 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During the year ended December 31, 2017, we did not repurchase any of these notes. During the year ended December 31, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At December 31, 2017, the outstanding principal amount of these notes was $201 million. At December 31, 2017, the accrued interest payable balance on this debt was $1 million and the unamortized deferred issuance costs were $2 million.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 4.8% per annum. At December 31, 2017, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. During the second quarter of 2017, $288 million principal amount of these convertible notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the year ended December 31, 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At December 31, 2017, the outstanding principal amount of these notes was $250 million. At December 31, 2017, the accrued interest payable balance on this debt was $2 million and the unamortized deferred issuance costs were $0.2 million.
Trust Preferred Securities and Subordinated Notes
At December 31, 2017, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed. The $100 million trust preferred securities will be redeemed no later than January 30, 2037, and the $40 million subordinated notes will be redeemed no later than July 30, 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.9% per annum. At both December 31, 2017 and December 31, 2016, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.
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
Note 14. Commitments and Contingencies
Lease Commitments
At December 31, 2017, we were obligated under four non-cancelable operating leases with expiration dates through 2028 for $18 million of cumulative lease payments. Our operating lease expense was $2 million for the year ended December 31, 2017, and $3 million for each of the years ended December 31, 2016 and 2015, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 14. Commitments and Contingencies - (continued)

The following table presents our future lease commitments at December 31, 2017.
Table 14.1 – Future Lease Commitments by Year

(In Thousands)	December 31, 2017
2018	$1,948
2019	1,987
2020	1,965
2021 and thereafter	11,691
Total Lease Commitments	$17,591
Leasehold improvements for our offices are amortized into expense over the lease term. There were $0.1 million of unamortized leasehold improvements at December 31, 2017. For each of the years ended December 31, 2017, 2016, and 2015, we recognized less than $0.1 million of leasehold amortization expense.
Loss Contingencies — Risk-Sharing
At December 31, 2017, we had sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At December 31, 2017, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At December 31, 2017, we had incurred losses of less than $0.1 million under these arrangements. For the years ended December 31, 2017, 2016, and 2015, other income related to these arrangements was $3 million, $5 million, and $3 million, respectively, and was included in Other income on our consolidated statements of income. For the years ended December 31, 2017, 2016, and 2015, we recorded net market valuation losses related to these arrangements of $1 million, $1 million, and $2 million, respectively, through Investment fair value changes, net, on our consolidated statements of income.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at December 31, 2017, the loans had an unpaid principal balance of $2.10 billion and a weighted average FICO score of 758 (at origination) and LTV of 77% (at origination). At December 31, 2017, $8 million of the loans were 90 days or more delinquent, of which $1 million were in foreclosure. At December 31, 2017, the carrying value of our guarantee obligation was $19 million and included $10 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2017 and December 31, 2016, assets of such SPEs totaled $48 million and $49 million, respectively, and liabilities of such SPEs totaled $19 million and $22 million, respectively.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 14. Commitments and Contingencies - (continued)

At both December 31, 2017 and December 31, 2016, our repurchase reserve associated with our residential loans and MSRs was $5 million and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received 17 repurchase requests during the year ended December 31, 2017 and 59 during the year ended December 31, 2016. During the years ended December 31, 2017, 2016, and 2015, we repurchased one loan, one loan, and zero loans, respectively. During the years ended December 31, 2017 and 2016, we recorded $0.3 million and $1 million of reversals of repurchase provisions, respectively, that were recorded in Mortgage banking activities, net and MSR income (loss), net on our consolidated statements of income and had charge-offs of $0.2 million and $0.1 million, respectively. During the year ended December 31, 2015 we recorded a repurchase provision of $3 million that was recorded in Mortgage banking activities, net and MSR income (loss), net on our consolidated statements of income, and had no charge-offs.
Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleged claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at December 31, 2017, approximately $125 million of principal and $11 million of interest payments had been made in respect of the Seattle Certificate. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at December 31, 2017, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 14. Commitments and Contingencies - (continued)

Through certain of our wholly-owned subsidiaries, we have in the past engaged in, and expect to continue to engage in, activities relating to the acquisition and securitization of residential mortgage loans. In addition, certain of our wholly-owned subsidiaries have in the past engaged in activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations (commonly referred to as CDO transactions). Because of this involvement in the securitization and CDO businesses, we could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and we could also become the subject of governmental investigations, enforcement actions, or lawsuits, and governmental authorities could allege that we violated applicable law or regulation in the conduct of our business. As an example, in July 2016 we became aware of a complaint filed by the State of California on April 1, 2016 against Morgan Stanley & Co. and certain of its affiliates alleging, among other things, that there were misleading statements contained in offering materials for 28 different mortgage pass-through certificates purchased by various California investors, including various California public pension systems, from Morgan Stanley and alleging that Morgan Stanley made false or fraudulent claims in connection with the sale of those certificates. Of the 28 mortgage pass-through certificates that were the subject of the complaint, two were Sequoia mortgage pass-through certificates issued in 2004 and two were Sequoia mortgage pass-through certificates issued in 2007. With respect to each of those certificates, our wholly-owned subsidiary, RWT Holdings, Inc., was the sponsor and our wholly-owned subsidiary, Sequoia Residential Funding, Inc., was the depositor. The plaintiffs subsequently withdrew from the litigation their claims based on eight of the 28 mortgage pass-through certificates, including one of the Sequoia mortgage pass-through certificates issued in 2004. At the time these Sequoia mortgage pass-through certificates were issued, Sequoia Residential Funding, Inc. and Redwood Trust agreed to indemnify the underwriters of these certificates for certain losses and expenses they might incur as a result of claims made against them relating to these certificates, including, without limitation, certain legal expenses. Regardless of the outcome of this litigation, we could incur a loss as a result of these indemnities.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At December 31, 2017, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 15. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the years ended December 31, 2017 and 2016.
Table 15.1 – Changes in Accumulated Other Comprehensive Income by Component

	Years Ended December 31,
	2017		2016
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$115,873	$(44,020)	$139,356	$(47,363)
Other comprehensive income (loss) before reclassifications (1)	22,864	1,022	(2,316)	3,271
Amounts reclassified from other accumulated comprehensive income	(10,536)	45	(21,167)	72
Net current-period other comprehensive income (loss)	12,328	1,067	(23,483)	3,343
Balance at End of Period	$128,201	$(42,953)	$115,873	$(44,020)

(1)
Amounts presented for net unrealized gains (losses) on available-for-sale securities are net of tax benefit (provision) of zero and $1 million for the years ended December 31, 2017 and 2016, respectively.

The following table provides a summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2017 and 2016.
Table 15.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Years Ended December 31,
(In Thousands)	Income Statement	2017	2016
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$1,012	$368
Gain on sale of AFS securities	Realized gains, net	(11,548)	(21,535)
		$(10,536)	$(21,167)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$45	$72
		$45	$72

(1)
For the year ended December 31, 2017, other-than-temporary impairments were $1 million, of which $1 million were recognized through our consolidated statements of income and $0.4 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the year ended December 31, 2016, other-than-temporary impairments were $3 million, of which $0.4 million were recognized through our consolidated statements of income, and $3 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 15. Equity - (continued)

Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the years ended December 31, 2017, 2016, and 2015.
Table 15.3 – Basic and Diluted Earnings per Common Share

	Years Ended December 31,
(In Thousands, except Share Data)	2017	2016	2015
Basic Earnings per Common Share:
Net income attributable to Redwood	$140,406	$131,252	$102,088
Less: Dividends and undistributed earnings allocated to participating securities	(3,632)	(3,742)	(2,806)
Net income allocated to common shareholders	$136,774	$127,510	$99,282
Basic weighted average common shares outstanding	76,792,957	76,747,047	82,945,103
Basic Earnings per Common Share	$1.78	$1.66	$1.20
Diluted Earnings per Common Share:
Net income attributable to Redwood	$140,406	$131,252	$102,088
Less: Dividends and undistributed earnings allocated to participating securities	(3,836)	(4,035)	(2,677)
Add back: Interest expense on convertible notes for the period, net of tax	26,898	23,862	—
Net income allocated to common shareholders	$163,468	$151,079	$99,411
Weighted average common shares outstanding	76,792,957	76,747,047	82,945,103
Net effect of dilutive equity awards	185,383	28,435	1,573,292
Net effect of assumed convertible notes conversion to common shares	24,996,668	21,133,608	—
Diluted weighted average common shares outstanding	101,975,008	97,909,090	84,518,395
Diluted Earnings per Common Share	$1.60	$1.54	$1.18
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
During the year ended December 31, 2017, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the years ended December 31, 2017 and 2016, no common shares related to the assumed conversion of our convertible notes were antidilutive and excluded from the calculation of diluted earnings per share. For the year ended December 31, 2015, 21,292,309 common shares related to the assumed conversion of the convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share.
For the years ended December 31, 2017, 2016, and 2015, the number of outstanding equity awards that were antidilutive totaled 5,843, zero, and 103,253, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 15. Equity - (continued)

Stock Repurchases
In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. During the year ended December 31, 2017, we repurchased 610,342 shares of common stock pursuant to this authorization for $9 million. At December 31, 2017, approximately $77 million of this current authorization remained available for the repurchase of shares of our common stock. During the period between December 31, 2017 and February 26, 2018, we repurchased 1,040,829 shares of our common stock pursuant to this authorization for $16 million.
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At February 26, 2018, approximately $100 million of this current authorization remained available for repurchases of shares of our common stock. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital described above.
Note 16. Equity Compensation Plans
At December 31, 2017 and December 31, 2016, 1,356,438 and 1,787,974 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $21 million at December 31, 2017, as shown in the following table.
Table 16.1 – Activities of Equity Compensation Costs by Award Type

	Year Ended December 31, 2017
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$2,091	$11,506	$4,549	$—	$18,146
Equity grants	2,247	8,797	3,050	129	14,223
Equity grant forfeitures	(286)	(472)	—	—	(758)
Equity compensation expense	(1,244)	(6,467)	(2,301)	(129)	(10,141)
Unrecognized Compensation Cost at End of Period	$2,808	$13,364	$5,298	$—	$21,470
At December 31, 2017, the weighted average amortization period remaining for all of our equity awards was less than two years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 16. Equity Compensation Plans - (continued)

Restricted Stock
The following table summarizes the activities related to restricted stock for the years ended December 31, 2017, 2016, and 2015.
Table 16.2 – Restricted Stock Activities

	Years Ended December 31,
	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	204,515	$14.27	187,180	$18.22	109,464	$15.97
Granted	134,364	16.52	144,056	11.89	141,069	19.03
Vested	(61,928)	14.97	(50,107)	17.28	(42,675)	14.87
Forfeited	(19,444)	14.78	(76,614)	18.01	(20,678)	18.74
Outstanding at End of Period	257,507	$15.23	204,515	$14.27	187,180	$18.22
The expenses recorded for restricted stock awards were $1 million for each of the years ended December 31, 2017, 2016, and 2015. As of December 31, 2017, there was $3 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of less than two years. Restrictions on shares of restricted stock outstanding lapse through 2021.
Deferred Stock Units (“DSUs”)
The following table summarizes the activities related to DSUs for the years ended December 31, 2017, 2016, and 2015.
Table 16.3 – Deferred Stock Units Activities

	Years Ended December 31,
	2017		2016		2015
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	1,848,862	$16.46	2,407,154	$16.45	2,168,824	$16.20
Granted	565,921	16.01	565,061	13.33	583,958	16.11
Distributions	(504,417)	18.09	(1,060,459)	14.64	(335,461)	14.20
Forfeitures	(31,875)	14.80	(62,894)	18.66	(10,167)	16.60
Balance at End of Period	1,878,491	$15.92	1,848,862	$16.46	2,407,154	$16.45

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 16. Equity Compensation Plans - (continued)

We generally grant DSUs annually, as part of our compensation process. In addition, DSUs are granted from time to time in connection with hiring and promotions and in lieu of the payment in cash of a portion of annual bonus earned. At December 31, 2017, 2016, and 2015, the number of outstanding DSUs that were unvested was 988,656, 908,963, and 1,043,606, respectively. The weighted average grant-date fair value of these unvested DSUs was $15.20, $14.96, and $17.22 at December 31, 2017, 2016, and 2015, respectively. Unvested DSUs at December 31, 2017 will vest through 2021.
Expenses related to DSUs were $6 million, $9 million, and $7 million for the years ended December 31, 2017, 2016, and 2015, respectively. During the first quarter of 2016, equity compensation expense of $3 million was recognized in connection with the announced departures of two executives due to the full vesting of their DSUs in accordance with the terms of their employment agreements. At December 31, 2017, there was $13 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted average period of less than two years. At December 31, 2017, 2016, and 2015, the number of outstanding DSUs that had vested was 889,835, 939,899, and 1,363,548, respectively.
Performance Stock Units (“PSUs”)
At December 31, 2017 and December 31, 2016, the target number of PSUs that were unvested was 704,270 and 642,879, respectively. During 2017, 2016, and 2015, 273,054, 194,484, and 356,762 target number of PSUs were granted, respectively, with per unit grant date fair values of $11.17, $13.24, and $9.46, respectively. During the years ended December 31, 2017 and 2015, there were no PSUs forfeited due to employee departures. During the year ended December 31, 2016, there were 208,330 target number of PSUs forfeited due to employee departures.
With respect to the PSUs granted in 2017 and 2015, vesting will generally occur at the end of three years from their grant date, with the level of vesting at that time contingent on total shareholder return ("TSR"). TSR for the PSUs granted in 2017 and 2015 is defined as the percentage by which our common stock “per share price” has increased or decreased as of the last day of the three-year vesting period relative to the first day of such vesting period, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock (“Three-Year TSR”). The number of underlying shares of our common stock that will vest in future years will vary between 0% (if Three-Year TSR is zero or negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.
With respect to the PSUs granted in 2016, vesting will generally occur at the end of three years from their grant date based on four different two-year TSR performance measurement periods and continued employment through December 13, 2019. For purposes of measuring TSR over a three-year vesting period, the PSUs granted in 2016 are divided into four tranches with staggered two-year performance measurement periods beginning on: the grant date; the three-month anniversary of the grant date; the six-month anniversary of the grant date; and the nine-month anniversary of the grant date, respectively. Performance-based vesting of each tranche is based on TSR over the respective two-year performance measurement period. TSR for the PSUs granted in 2016 is defined as the percentage by which our common stock “per share price” has increased or decreased as of the last day of each two-year performance measurement period relative to the first day of such performance measurement period, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock (“Two-Year TSR”). The PSUs earned for each of the four two-year periods will vest and be distributed in December 2019. The number of underlying common shares of our common stock that will vest will vary between 0% (if the Two-Year TSR for a tranche is zero or negative) and 200% (if the Two-Year TSR for a tranche is greater than or equal to 72%) of the target number of PSUs originally granted in each tranche, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.
The grant date fair values of 2017 PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 60 trading days prior to the grant date and the range of performance-based vesting based on TSR over three years from the grant date. For the 2017 PSU grant, an implied volatility assumption of 27% (based on historical volatility), a risk-free rate of 1.90% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 16. Equity Compensation Plans - (continued)

The grant date fair values of the 2016 PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 60 trading days prior to the grant date and the range of performance-based vesting based on TSR over four separate two-year performance periods. For the 2016 PSU grant, an implied volatility assumption of 29% (based on historical volatility), a risk-free rate of 1.57% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs), were used.
The grant date fair values of the 2015 PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 40 trading days prior to the grant date and the range of performance-based vesting based on TSR over three years from the grant date. For the 2015 PSU grant, an implied volatility assumption of 26% (based on historical volatility), a risk-free rate of 1.35% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.
Expenses related to PSUs were $2 million for the year ended December 31, 2017, and $3 million for each of the years ended December 31, 2016, and 2015. During the first quarter of 2016, equity compensation expense of $0.6 million was recognized in connection with the announced departures of two executives to reflect the pro-rated vesting of their PSUs through their departure dates in 2016 in accordance with the terms of their employment agreements. As of December 31, 2017, there was $5 million of unrecognized compensation cost related to unvested PSUs.
With respect to the PSUs granted in 2014, the three-year performance period ended during the fourth quarter of 2017, resulting in the vesting of zero shares of our underlying common stock. With respect to the PSUs granted in 2013, the three-year performance period ended during the fourth quarter of 2016, resulting in the vesting of zero shares of our underlying common stock. With respect to the PSUs granted in 2012, the three-year performance period ended during the fourth quarter of 2015, resulting in the vesting of 57,049 shares of our underlying common stock. The distribution of these underlying shares of common stock occurred in December 2015 in accordance with the terms of the PSUs and our Executive Deferred Compensation Plan.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2017, 361,006 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2017.
The following table summarizes the activities related to the ESPP for the years ended December 31, 2017, 2016, and 2015.
Table 16.4 – Employee Stock Purchase Plan Activities

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Balance at beginning of period	$3	$18	$3
Employee purchases	305	290	475
Cost of common stock issued	(304)	(305)	(460)
Balance at End of Period	$4	$3	$18

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 16. Equity Compensation Plans - (continued)

Executive Deferred Compensation Plan
The following table summarizes the cash account activities related to the EDCP for the years ended December 31, 2017, 2016, and 2015.
Table 16.5 – EDCP Cash Accounts Activities

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Balance at beginning of period	$2,088	$2,095	$2,049
New deferrals	750	558	600
Accrued interest	58	53	61
Withdrawals	(725)	(618)	(615)
Balance at End of Period	$2,171	$2,088	$2,095
Note 17. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the years ended December 31, 2017, 2016, and 2015.
Table 17.1 – Mortgage Banking Activities

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$69,373	$31,399	$53,946
Sequoia securities	—	1,455	(15,261)
Risk management derivatives (2)	(17,529)	5,696	(34,457)
Other income (expense), net (3)	2,064	2,203	4,040
Total residential mortgage banking activities, net	53,908	40,753	8,268
Commercial Mortgage Banking Activities, Net	—	(2,062)	2,704
Mortgage Banking Activities, Net	$53,908	$38,691	$10,972

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 18. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the years ended December 31, 2017, 2016 and 2015.
Table 18.1 – Investment Fair Value Changes

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$(5,765)	$(23,102)	$(6,337)
Trading securities	39,526	9,666	(2,019)
Net investments in Legacy Sequoia entities (1)	(8,027)	(4,200)	(1,192)
Net investments in Sequoia Choice entities (1)	(323)	—	—
Risk-sharing investments	(1,484)	(1,151)	(1,886)
Risk management derivatives, net	(12,842)	(9,112)	(9,677)
Valuation adjustments on commercial loans held-for-sale	300	(307)	—
Impairments on AFS securities	(1,011)	(368)	(246)
Investment Fair Value Changes, Net	$10,374	$(28,574)	$(21,357)

(1)
Includes changes in fair value of the residential loans held-for-sale, REO and the ABS issued at the entities, which netted together represent the change in value of our retained investments at the consolidated VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 19. Operating Expenses
Components of our operating expenses for the years ended December 31, 2017, 2016 and 2015 are presented in the following table.
Table 19.1 – Components of Operating Expenses

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Fixed compensation expense	$22,111	$24,332	$35,093
Variable compensation expense (1)	20,574	16,581	12,606
Equity compensation expense	10,141	9,093	11,921
Total compensation expense	52,826	50,006	59,620
Systems and consulting	7,073	9,037	10,212
Loan acquisition costs (2)	5,022	5,744	10,326
Office costs	4,248	4,550	5,270
Accounting and legal	2,842	3,658	4,837
Corporate costs	1,856	2,106	2,049
Other operating expenses	3,289	3,284	5,102
Operating expenses before restructuring charges	77,156	78,385	97,416
Restructuring charges (3)	—	10,401	—
Total Operating Expenses	$77,156	$88,786	$97,416

(1)	Variable compensation expense in 2017 includes $2 million of costs associated with the hiring of a new executive officer.

(2)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.

(3)
For the year ended December 31, 2016, restructuring charges included $5 million of fixed compensation expense and $3 million of equity compensation expense related to one-time termination benefits, as well as $2 million of other contract termination costs, associated with the restructuring of our conforming and commercial mortgage banking operations and related charges associated with the departure of Redwood's President announced in the first quarter of 2016. See Note 10 for further discussion on restructuring charges.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 20. Taxes
Components of our net deferred tax assets at December 31, 2017 and December 31, 2016 are presented in the following table.
Table 20.1 – Deferred Tax Assets (Liabilities)

(In Thousands)	December 31, 2017	December 31, 2016
Deferred Tax Assets
Net operating loss carryforward – state	$108,085	$89,350
Net capital loss carryforward – state	—	15,346
Net operating loss carryforward – federal	—	9,537
Net capital loss carryforward – federal	535	2,283
Real estate assets	—	5,601
Interest rate agreements	1,380	—
Allowances and accruals	2,044	3,059
Other	1,844	2,192
Total Deferred Tax Assets	113,888	127,368
Deferred Tax Liabilities
Real estate assets	(562)	—
Mortgage Servicing Rights	(20,540)	(22,531)
Interest rate agreements	—	(2,167)
Tax effect of unrealized gains – OCI	(1,166)	(1,636)
Total Deferred Tax Liabilities	(22,268)	(26,334)
Valuation allowance	(103,384)	(101,932)
Total Deferred Tax Asset (Liability), net of Valuation Allowance	$(11,764)	$(898)
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
Realization of our deferred tax assets ("DTAs") at December 31, 2017, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of the deferred assets is not assured and establish a valuation allowance accordingly.
As a result of GAAP income generated at our TRS in 2017 and 2016, we are reporting net federal ordinary and capital deferred tax liabilities ("DTLs") at December 31, 2017 and December 31, 2016 and consequently no valuation allowance was recorded against any federal DTA in either of these periods. Consistent with prior periods, at December 31, 2017, we continued to maintain a valuation allowance against our net state DTAs as we remain uncertain about our ability to generate sufficient income in future periods needed to utilize net state DTAs beyond the reversal of our state DTLs.
Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. We assessed our tax positions for all open tax years (i.e., Federal, 2014 to 2017, and State, 2013 to 2017) and, at December 31, 2017 and December 31, 2016, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 20. Taxes - (continued)

At December 31, 2017, our federal NOL carryforward at the REIT was $57 million, which will expire in 2029. In order to utilize NOLs at the REIT, taxable income must exceed dividend distributions. At December 31, 2017, our taxable REIT subsidiaries had no federal NOLs, as they were fully utilized in 2017. Redwood and its taxable subsidiaries accumulated an estimated state NOL of $1.26 billion at December 31, 2017. These NOLs expire beginning in 2029. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.
The following table summarizes the provision for income taxes for the years ended December 31, 2017, 2016, and 2015.
Table 20.2 – Provision for Income Taxes

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Current Provision for Income Taxes
Federal	$512	$1,477	$144
State	361	331	167
Total Current Provision for Income Taxes	873	1,808	311
Deferred Provision for Income Taxes
Federal	10,991	1,910	(10,198)
State	(112)	(10)	(459)
Total Deferred Provision for (Benefit from) Income Taxes	10,879	1,900	(10,657)
Total Provision for (Benefit from) Income Taxes	$11,752	$3,708	$(10,346)
The total provision for income taxes for the year ended December 31, 2017 included a benefit of $8 million due to a reduction of net deferred tax liabilities resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act”) that reduces the federal statutory tax rate for tax years beginning after December 31, 2017. In accordance with Staff Accounting Bulletin No. 118, the Company has determined that the income tax effects for the year ended December 31, 2017 related to the Tax Act are complete and no amounts are estimated, provisional, or incomplete.
The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at December 31, 2017, 2016, and 2015.
Table 20.3 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	December 31, 2017	December 31, 2016	December 31, 2015
Federal statutory rate	34.0%	34.0%	34.0%
State statutory rate, net of Federal tax effect	7.2%	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(3.9)%	(1.0)%	(20.3)%
Change in valuation allowance	(1.0)%	(11.2)%	6.1%
Dividends paid deduction	(23.4)%	(26.3)%	(38.3)%
Federal statutory rate change	(5.2)%	—%	—%
Effective Tax Rate	7.7%	2.7%	(11.3)%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 20. Taxes - (continued)

We believe that we have met all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we did not meet the requirements for statutory relief, we could be subject to a 100% prohibited transaction tax for certain transactions, be required to distribute additional dividends, or be subject to federal corporate income tax on our taxable income. We could also potentially lose our REIT status. Any of these outcomes could have a material adverse impact on our consolidated financial statements.
Note 21. Segment Information
Redwood operates in two segments: Investment Portfolio and Residential Mortgage Banking. Beginning in the first quarter of 2017, we eliminated our Commercial segment and renamed our Residential Investments segment as the Investment Portfolio segment. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. The accounting policies of the reportable segments are the same as those described in Note 3 — Summary of Significant Accounting Policies. For a full description of our segments, see Item 1—Business in this Annual Report on Form 10-K.
Segment contribution represents the measure of profit that management uses to assess the performance of our business segments and make resource allocation and operating decisions. Certain corporate expenses not directly assigned or allocated to one of our two segments, as well as activity from certain consolidated Sequoia entities and commercial mortgage banking activities (in prior years) are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated corporate expenses primarily include interest expense associated with certain long-term debt, indirect operating expenses, and other expense.
The following tables present financial information by segment for the years ended December 31, 2017, 2016, and 2015.
Table 21.1 – Business Segment Financial Information

	Year Ended December 31, 2017
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$188,760	$39,309	$19,988	$248,057
Interest expense	(36,690)	(17,369)	(54,757)	(108,816)
Net interest income (loss)	152,070	21,940	(34,769)	139,241
Non-interest income
Mortgage banking activities, net	—	53,908	—	53,908
MSR income, net	7,860	—	—	7,860
Investment fair value changes, net	18,414	—	(8,040)	10,374
Other income	4,576	—	—	4,576
Realized gains, net	14,107	—	(752)	13,355
Total non-interest income, net	44,957	53,908	(8,792)	90,073
Direct operating expenses	(6,028)	(25,113)	(46,015)	(77,156)
Provision for income taxes	(5,328)	(6,424)	—	(11,752)
Segment Contribution	$185,671	$44,311	$(89,576)
Net Income				$140,406
Non-cash amortization income (expense), net	$20,974	$(102)	$(3,410)	$17,462

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 21. Segment Information - (continued)

	Year Ended December 31, 2016
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$192,200	$33,661	$20,494	$246,355
Interest expense	(22,997)	(14,191)	(51,340)	(88,528)
Net interest income (loss)	169,203	19,470	(30,846)	157,827
Reversal of provision for loan losses	7,102	—	—	7,102
Non-interest income
Mortgage banking activities, net	—	40,753	(2,062)	38,691
MSR income, net	14,353	—	—	14,353
Investment fair value changes, net	(24,367)	—	(4,207)	(28,574)
Other income	6,338	—	—	6,338
Realized gains, net	27,717	—	292	28,009
Total non-interest income, net	24,041	40,753	(5,977)	58,817
Direct operating expenses (1)	(10,421)	(23,252)	(55,113)	(88,786)
Provision for income taxes	(1,848)	(1,860)	—	(3,708)
Segment Contribution	$188,077	$35,111	$(91,936)
Net Income				$131,252
Non-cash amortization income (expense), net	$29,806	$(130)	$(3,972)	$25,704

	Year Ended December 31, 2015
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$177,595	$52,260	$29,577	$259,432
Interest expense	(22,684)	(17,207)	(55,992)	(95,883)
Net interest income (loss)	154,911	35,053	(26,415)	163,549
Reversal of provision for loan losses	355	—	—	355
Non-interest income
Mortgage banking activities, net	—	8,268	2,704	10,972
MSR loss, net	(3,922)	—	—	(3,922)
Investment fair value changes, net	(20,089)	—	(1,268)	(21,357)
Other income	3,192	—	—	3,192
Realized gains, net	36,369	—	—	36,369
Total non-interest income, net	15,550	8,268	1,436	25,254
Direct operating expenses	(7,179)	(43,182)	(47,055)	(97,416)
Benefit from income taxes	846	4,169	5,331	10,346
Segment Contribution	$164,483	$4,308	$(66,703)
Net Income				$102,088
Non-cash amortization income (expense), net	$36,583	$(186)	$(3,994)	$32,403
Hedging allocations	(1,070)	1,120	(50)	—

(1)
For the year ended December 31, 2016, charges associated with the restructuring of our conforming residential mortgage loan operations and commercial operations, included in the direct operating expense line item, are presented under the Corporate/Other column. See Note 10 for further discussion of these restructuring charges.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 21. Segment Information - (continued)

The following table presents the components of Corporate/Other for the years ended December 31, 2017, 2016, and 2015.
Table 21.2 – Components of Corporate/Other

	Years Ended December 31,
	2017			2016			2015
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$19,407	$581	$19,988	$19,537	$957	$20,494	$24,814	$4,763	$29,577
Interest expense	(14,789)	(39,968)	(54,757)	(13,103)	(38,237)	(51,340)	(15,646)	(40,346)	(55,992)
Net interest income (loss)	4,618	(39,387)	(34,769)	6,434	(37,280)	(30,846)	9,168	(35,583)	(26,415)
Non-interest income
Mortgage banking activities, net	—	—	—	—	(2,062)	(2,062)	—	2,704	2,704
Investment fair value changes, net	(8,027)	(13)	(8,040)	(4,200)	(7)	(4,207)	(1,192)	(76)	(1,268)
Realized gains, net	—	(752)	(752)	—	292	292	—	—	—
Total non-interest (loss) income, net	(8,027)	(765)	(8,792)	(4,200)	(1,777)	(5,977)	(1,192)	2,628	1,436
Direct operating expenses	—	(46,015)	(46,015)	—	(55,113)	(55,113)	—	(47,055)	(47,055)
Benefit from income taxes	—	—	—	—	—	—	—	5,331	5,331
Total	$(3,409)	$(86,167)	$(89,576)	$2,234	$(94,170)	$(91,936)	$7,976	$(74,679)	$(66,703)

(1)	Legacy consolidated VIEs represent legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.
The following table presents supplemental information by segment at December 31, 2017 and December 31, 2016.
Table 21.3 – Supplemental Segment Information

(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
December 31, 2017
Residential loans	$3,054,448	$1,427,945	$632,817	$5,115,210
Real estate securities	1,476,510	—	—	1,476,510
Mortgage servicing rights	63,598	—	—	63,598
Total assets	4,743,873	1,453,069	842,880	7,039,822

December 31, 2016
Residential loans	$2,261,016	$835,399	$791,636	$3,888,051
Real estate securities	1,018,439	—	—	1,018,439
Mortgage servicing rights	118,526	—	—	118,526
Total assets	3,615,535	866,356	1,001,586	5,483,477

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 22. Quarterly Financial Data - Unaudited

	Three Months Ended
(In Thousands, except Share Data)	December 31,	September 30,	June 30,	March 31,
2017
Operating results:
Interest income	$71,468	$62,737	$59,224	$54,628
Interest expense	(36,108)	(27,443)	(24,234)	(21,031)
Net interest income	35,360	35,294	34,990	33,597
Non-interest income	10,951	26,070	25,297	27,755
Operating expenses	(20,367)	(19,922)	(18,641)	(18,226)
Net income	30,933	36,180	36,324	36,969
Per share data:
Net income – basic	$0.39	$0.46	$0.46	$0.47
Net income – diluted	0.35	0.41	0.43	0.43
Regular dividends declared per common share	0.28	0.28	0.28	0.28
2016
Operating results:
Interest income (1)	$56,334	$60,906	$66,787	$62,328
Interest expense	(20,537)	(21,597)	(22,444)	(23,950)
Net interest income	35,797	39,309	44,343	38,378
Reversal of (provision for) loan losses (2)	—	859	6,532	(289)
Non-interest income (3)	9,763	33,712	10,888	4,454
Operating expenses (4)	(17,824)	(20,355)	(20,155)	(30,452)
Net income	25,355	52,553	41,281	12,063
Per share data:
Net income – basic	$0.32	$0.67	$0.52	$0.15
Net income – diluted	0.31	0.58	0.48	0.15
Regular dividends declared per common share	0.28	0.28	0.28	0.28

(1)	Interest income from the three-month period ended June 30, 2016 included $5 million of yield maintenance fees from commercial loans that prepaid during the quarter.

(2)
During the second quarter of 2016, we recorded a reversal of provision for loan losses of $7 million as a result of the transfer of most of our commercial mezzanine loans from held-for-investment to held-for sale.

(3)	Non-interest income for the three-month period ended September 30, 2016 included $5 million of realized gains from the sale of the majority of our commercial mezzanine loan portfolio.

(4)	During the first quarter of 2016, we recorded restructuring charges totaling $10 million associated with the restructuring of our conforming and commercial mortgage banking operations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 23. Subsequent Events
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

REDWOOD TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2017

(In Thousands)
Description	Number of Loans	Interest Rate			Maturity Date			Carrying Amount(1)	Principal Amount Subject to Delinquent Principal or Interest
Residential Loans Held-for-Investment
At Redwood:
Hybrid ARM loans	259	2.63%	to	6.00%	2040-09	-	2047-11	$204,771	$—
Fixed loans	3,033	2.75%	to	6.75%	2022-10	-	2048-01	2,229,616	—
At Legacy Sequoia:
ARM loans	3,145	1.00%	to	5.63%	2019-02	-	2036-05	619,777	24,816
Hybrid ARM loans	33	2.63%	to	3.75%	2033-07	-	2034-12	13,039	641
At Sequoia Choice:
Fixed loans	806	2.75%	to	6.50%	2037-02	-	2047-11	620,062	—
Total Residential Loans Held-for-Investment								$3,687,265	$25,457

Residential Loans Held-for-Sale:
ARM loans	3	1.50%	to	3.00%	2032-11	-	2033-10	$298	$—
Hybrid ARM loans	93	2.88%	to	4.00%	2044-08	-	2048-01	79,347	—
Fixed loans	1,917	2.88%	to	6.25%	2029-05	-	2048-01	1,348,300	459
Total Residential Loans Held-for-Sale								$1,427,945	$459

(1)
The aggregate cost for Federal income tax purposes of our mortgage loans held at Redwood approximates the carrying values, as disclosed in the schedule. For our held-for-investment loans at consolidated Legacy Sequoia and Sequoia Choice entities, the aggregate cost for Federal income tax purposes at December 31, 2017 was zero, as the transfers of these loans into Sequoia securitizations were treated as sales for tax purposes.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTE TO SCHEDULE IV - RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE
December 31, 2017

The following table summarizes the changes in the carrying amount of mortgage loans on real estate during the years ended December 31, 2017, 2016, and 2015.

	Years Ended December 31,
(In Thousands)	2017	2016	2015
Balance at beginning of period	$3,890,751	$4,331,450	$3,965,500
ASU 2014-13 election adjustment	—	—	(103,649)
Adjusted beginning balance	3,890,751	4,331,450	3,861,851
Additions during period:
Originations/acquisitions	5,741,427	4,983,049	11,115,486
Net discount accretion	—	330	747
Deductions during period:
Sales	(3,982,683)	(4,509,644)	(10,071,061)
Principal repayments	(576,620)	(879,188)	(582,187)
Reversal of provision for loan losses	—	7,102	355
Transfers to REO	(4,219)	(11,566)	(5,792)
Deconsolidation adjustments	—	(6,871)	—
Changes in fair value, net	46,554	(23,911)	12,051
Balance at end of period	$5,115,210	$3,890,751	$4,331,450