Form 10-Q
period 2018-03-31
REDWOOD TRUST INC
filed 2018-05-08
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	75,704,884 shares outstanding as of May 4, 2018

REDWOOD TRUST, INC.
2018 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	March 31, 2018	December 31, 2017
ASSETS (1)
Residential loans, held-for-sale, at fair value	$1,130,185	$1,427,945
Residential loans, held-for-investment, at fair value	4,015,555	3,687,265
Real estate securities, at fair value	1,357,720	1,476,510
Mortgage servicing rights, at fair value	66,496	63,598
Cash and cash equivalents	178,562	144,663
Total earning assets	6,748,518	6,799,981
Restricted cash	2,406	2,144
Accrued interest receivable	27,257	27,013
Derivative assets	63,544	15,718
Other assets	157,848	194,966
Total Assets	$6,999,573	$7,039,822

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt (2)	$1,504,460	$1,938,682
Accrued interest payable	23,492	18,435
Derivative liabilities	56,201	63,081
Accrued expenses and other liabilities	77,762	67,729
Asset-backed securities issued, at fair value	1,542,087	1,164,585
Long-term debt, net	2,575,588	2,575,023
Total liabilities	5,779,590	5,827,535
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 75,703,107 and 76,599,972 issued and outstanding	757	766
Additional paid-in capital	1,661,701	1,673,845
Accumulated other comprehensive income	80,055	85,248
Cumulative earnings	1,337,186	1,290,341
Cumulative distributions to stockholders	(1,859,716)	(1,837,913)
Total equity	1,219,983	1,212,287
Total Liabilities and Equity	$6,999,573	$7,039,822
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2018 and December 31, 2017, assets of consolidated VIEs totaled $1,647,850 and $1,259,774, respectively. At March 31, 2018 and December 31, 2017, liabilities of consolidated VIEs totaled $1,546,066 and $1,167,157, respectively. See Note 4 for further discussion.

(2)
Includes $250 million of convertible notes, which were reclassified from Long-term debt, net to Short-term debt as the maturity of the notes was less than one year as of March 31, 2018 and December 31, 2017. See Note 11 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended March 31,
(Unaudited)	2018	2017
Interest Income
Residential loans	$50,231	$34,362
Real estate securities	25,695	19,817
Other interest income	693	449
Total interest income	76,619	54,628
Interest Expense
Short-term debt	(13,435)	(4,453)
Asset-backed securities issued	(11,401)	(3,530)
Long-term debt	(16,678)	(13,048)
Total interest expense	(41,514)	(21,031)
Net Interest Income	35,105	33,597
Non-interest Income
Mortgage banking activities, net	26,576	17,604
Mortgage servicing rights income, net	957	1,713
Investment fair value changes, net	1,609	1,551
Other income	1,161	1,184
Realized gains, net	9,363	5,703
Total non-interest income, net	39,666	27,755
Operating expenses	(23,030)	(18,226)
Net Income before Provision for Income Taxes	51,741	43,126
Provision for income taxes	(4,896)	(6,157)
Net Income	$46,845	$36,969

Basic earnings per common share	$0.60	$0.47
Diluted earnings per common share	$0.50	$0.43
Regular dividends declared per common share	$0.28	$0.28
Basic weighted average shares outstanding	75,396,649	76,738,202
Diluted weighted average shares outstanding	108,194,597	97,946,137

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended March 31,
(Unaudited)	2018	2017
Net Income	$46,845	$36,969
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities (1)	(4,237)	2,930
Reclassification of unrealized gain on available-for-sale securities to net income	(9,387)	(3,928)
Net unrealized gain on interest rate agreements	8,431	1,733
Reclassification of unrealized loss on interest rate agreements to net income	—	14
Total other comprehensive (loss) income	(5,193)	749
Total Comprehensive Income	$41,652	$37,718
——————

(1)	Amounts are presented net of tax provision of $0.1 million for both the three months ended March 31, 2018 and 2017.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2018

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2017	76,599,972	$766	$1,673,845	$85,248	$1,290,341	$(1,837,913)	$1,212,287
Net income	—	—	—	—	46,845	—	46,845
Other comprehensive loss	—	—	—	(5,193)	—	—	(5,193)
Employee stock purchase and incentive plans	143,964	1	(284)	—	—	—	(283)
Non-cash equity award compensation	—	—	3,674	—	—	—	3,674
Share repurchases	(1,040,829)	(10)	(15,534)	—	—	—	(15,544)
Common dividends declared	—	—	—	—	—	(21,803)	(21,803)
March 31, 2018	75,703,107	$757	$1,661,701	$80,055	$1,337,186	$(1,859,716)	$1,219,983

For the Three Months Ended March 31, 2017

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2016	76,834,663	$768	$1,676,486	$71,853	$1,149,935	$(1,749,614)	$1,149,428
Net income	—	—	—	—	36,969	—	36,969
Other comprehensive income	—	—	—	749	—	—	749
Employee stock purchase and incentive plans	204,062	2	(1,530)	—	—	—	(1,528)
Non-cash equity award compensation	—	—	2,242	—	—	—	2,242
Common dividends declared	—	—	—	—	—	(22,089)	(22,089)
March 31, 2017	77,038,725	$770	$1,677,198	$72,602	$1,186,904	$(1,771,703)	$1,165,771

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$46,845	$36,969
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(3,939)	(5,023)
Depreciation and amortization of non-financial assets	299	306
Purchases of held-for-sale loans	(1,820,002)	(1,103,047)
Proceeds from sales of held-for-sale loans	1,581,806	1,347,575
Principal payments on held-for-sale loans	16,332	13,001
Net settlements of derivatives	19,296	10,238
Non-cash equity award compensation expense	3,674	2,242
Market valuation adjustments	(25,600)	(15,129)
Realized gains, net	(9,363)	(5,703)
Net change in:
Accrued interest receivable and other assets	35,824	(10,490)
Accrued interest payable and accrued expenses and other liabilities	11,581	(17,301)
Net cash (used in) provided by operating activities	(143,247)	253,638
Cash Flows From Investing Activities:
Principal payments on loans held-for-investment	159,889	147,127
Purchases of real estate securities	(128,069)	(144,948)
Proceeds from sales of real estate securities	241,570	26,887
Principal payments on real estate securities	16,246	17,529
Purchase of mortgage servicing rights	—	(100)
Proceeds from sales of mortgage servicing rights	3,827	9,136
Net cash provided by investing activities	293,463	55,631
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	1,318,754	877,495
Repayments on short-term debt	(1,753,090)	(1,105,261)
Proceeds from issuance of asset-backed securities	441,741	—
Repayments on asset-backed securities issued	(84,974)	(55,609)
Net settlements of derivatives	(85)	(34)
Net proceeds from issuance of common stock	88	73
Net payments on repurchase of common stock	(16,315)	—
Taxes paid on equity award distributions	(371)	(1,601)
Dividends paid	(21,803)	(22,089)
Net cash used in financing activities	(116,055)	(307,026)
Net increase in cash, cash equivalents and restricted cash	34,161	2,243
Cash, cash equivalents and restricted cash at beginning of period (1)	146,807	221,467
Cash, cash equivalents, and restricted cash at end of period (1)	$180,968	$223,710
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$38,285	$14,726
Taxes	42	4
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$16,396	$25,858
Retention of mortgage servicing rights from loan securitizations and sales	—	7,386
Transfers from loans held-for-sale to loans held-for-investment	507,616	184,996
Transfers from residential loans to real estate owned	1,268	968
——————

(1)
Cash, cash equivalents, and restricted cash at March 31, 2018 includes cash and cash equivalents of $179 million and restricted cash of $2 million, and at December 31, 2017 includes cash and cash equivalents of $145 million and restricted cash of $2 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on making credit-sensitive investments in residential mortgages and related assets and engaging in mortgage banking activities. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, as well as through capital appreciation. We operate our business in two segments: Investment Portfolio and Residential Mortgage Banking.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at March 31, 2018 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2018 should not be construed as indicative of the results to be expected for the full year.
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
March 31, 2018
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
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our 2017 Annual Report on Form 10-K is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial position and results of operations for the three months ended March 31, 2018.
Recent Accounting Pronouncements
Newly Adopted Accounting Standards Updates ("ASUs")
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718)." This new guidance provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This new guidance is effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. We adopted this guidance, as required, in the first quarter of 2018, which did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." This new guidance amends previous guidance on how to classify and present changes in restricted cash on the statement of cash flows. This new guidance is effective for fiscal years beginning after December 15, 2017. We adopted this guidance, as required, in the first quarter of 2018, which did not have a material impact on our results of operations but impacted the presentation of the statements of cash flows and related footnote disclosures.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This new guidance allows an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. It also eliminates the exceptions for an intra-entity transfer of assets other than inventory. This new guidance is effective for fiscal years beginning after December 15, 2017. We adopted this guidance, as required, in the first quarter of 2018, which did not have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This new guidance provides guidance on how to present and classify certain cash receipts and cash payments in the statement of cash flows. This new guidance is effective for fiscal years beginning after December 15, 2017. We adopted this guidance, as required, in the first quarter of 2018, which did not have a material impact on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This new guidance amends accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This new guidance also amends certain disclosure requirements associated with the fair value of financial instruments and it is effective for fiscal years beginning after December 15, 2017. In February 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which clarified certain aspects of the guidance issued in ASU 2016-01. We adopted this guidance, as required, in the first quarter of 2018. This did not have a material impact on our consolidated financial statements as our investments in debt securities and loans were not subject to the amendments in this ASU. In accordance with this guidance, we amended certain fair value disclosures related to financial instruments that are carried at amortized cost on the consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The update modifies the guidance companies use to recognize revenue from contracts with customers for transfers of goods or services and transfers of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance also requires new qualitative and quantitative disclosures, including information about contract balances and performance obligations. In July 2015, the FASB approved a one-year deferral of the effective date. Accordingly, the update is effective for us in the first quarter of 2018 with retrospective application to prior periods presented or as a cumulative effect adjustment in the period of adoption. In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This new guidance provides additional implementation guidance on how an entity should identify the unit of accounting for the principal versus agent evaluations. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," and in December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers." These new ASUs provide more specific guidance on certain aspects of Topic 606. In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update)." This new ASU allows certain public business entities to use the nonpublic business entity effective dates for adoption of the new revenue standard. In November 2017, the FASB issued ASU 2017-14, "Income Statement - Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403." This new ASU amends various paragraphs that contain SEC guidance. We adopted this guidance, as required, in the first quarter of 2018. This did not have a material impact on our consolidated financial statements as nearly all of our income is generated from financial instruments, which are explicitly scoped out of these standards.
Other Recent Accounting Pronouncements
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We plan to adopt this new guidance by the required date and we are currently evaluating the impact that this update will have on our consolidated financial statements.
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
March 31, 2018
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses." This new guidance provides a new impairment model that is based on expected losses rather than incurred losses to determine the allowance for credit losses. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning December 15, 2018. Currently, we have no financial instruments for which we maintain an allowance for loan losses. As such, based on our initial evaluation of this new guidance, we do not believe the provisions in this guidance will have a material impact on how we account for these instruments. Separately, we account for our available-for-sale securities under the other-than-temporary impairment ("OTTI") model for debt securities. This new guidance requires that credit impairments on our available-for-sale securities be recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. Subsequent reversals in credit loss estimates are recognized in income. We plan to adopt this new guidance by the required date and continue to evaluate the impact that this update will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. This new guidance retains a dual lease accounting model, which requires leases to be classified as either operating or capital leases for lessees, for purposes of income statement recognition. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. As discussed in Note 14, our only material leases are those related to our leased office space, for which future payments under these leases totaled $17 million at March 31, 2018. Upon adoption of this standard in the first quarter of 2019, we will record a right-of-use asset and lease liability equal to the present value of these future lease payments discounted at our incremental borrowing rate. Based on our initial evaluation of this new guidance, and taking into consideration our current in-place leases, we do not expect that its adoption will have a material impact on our consolidated financial statements. We will continue evaluating this new standard and caution that any changes in our business or additional leases we may enter into could change our initial assessment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at March 31, 2018 and December 31, 2017.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
March 31, 2018 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$50,919	$—	$50,919	$(8,850)	$(12,010)	$30,059
TBAs	8,625	—	8,625	(3,951)	(4,643)	31
Total Assets	$59,544	$—	$59,544	$(12,801)	$(16,653)	$30,090

Liabilities (2)
Interest rate agreements	$(46,513)	$—	$(46,513)	$8,850	$37,663	$—
TBAs	(5,457)	—	(5,457)	3,951	263	(1,243)
Futures	(357)	—	(357)	—	357	—
Loan warehouse debt	(661,782)	—	(661,782)	661,782	—	—
Security repurchase agreements	(592,294)	—	(592,294)	592,294	—	—
Total Liabilities	$(1,306,403)	$—	$(1,306,403)	$1,266,877	$38,283	$(1,243)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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

(2)
Interest rate agreements, TBAs, and futures are components of derivatives instruments on our consolidated balance sheets. Loan warehouse debt, which is secured by residential mortgage loans, and security repurchase agreements are components of Short-term debt on our consolidated balance sheets.

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
March 31, 2018
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
Analysis of Consolidated VIEs
At March 31, 2018, we consolidated certain Legacy Sequoia and our Sequoia Choice securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At March 31, 2018, the estimated fair value of our investments in the consolidated Legacy Sequoia and Sequoia Choice entities was $14 million and $88 million, respectively. The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

March 31, 2018	Legacy Sequoia	Sequoia Choice	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$626,151	$1,013,619	$1,639,770
Restricted cash	148	7	155
Accrued interest receivable	753	4,057	4,810
REO	3,115	—	3,115
Total Assets	$630,167	$1,017,683	$1,647,850
Accrued interest payable	$534	$3,438	$3,972
Accrued expenses and other liabilities	—	7	7
Asset-backed securities issued	615,849	926,238	1,542,087
Total Liabilities	$616,383	$929,683	$1,546,066

Number of VIEs	20	3	23

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 4. Principles of Consolidation - (continued)

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
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 39 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
The following table presents information related to securitization transactions that occurred during the three months ended March 31, 2018 and 2017.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2018	2017
Principal balance of loans transferred	$1,280,468	$1,035,524
Trading securities retained, at fair value	12,491	20,703
AFS securities retained, at fair value	3,905	5,155
MSRs recognized	—	7,123

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table summarizes the cash flows during the three months ended March 31, 2018 and 2017 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2018	2017
Proceeds from new transfers	$1,289,687	$1,022,024
MSR fees received	3,414	3,475
Funding of compensating interest, net	(25)	(38)
Cash flows received on retained securities	7,043	6,373
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during the three months ended March 31, 2018 and 2017.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
At Date of Securitization	MSRs	Senior IO Securities	Subordinate Securities	MSRs	Senior Securities	Subordinate Securities
Prepayment rates	N/A	8%	10%	9%	10%	10%
Discount rates	N/A	14%	7%	11%	11%	5%
Credit loss assumptions	N/A	0.20%	0.20%	N/A	0.25%	0.25%
The following table presents additional information at March 31, 2018 and December 31, 2017, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	March 31, 2018	December 31, 2017
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$103,854	$101,426
Subordinate securities, classified as AFS	193,029	219,255
Mortgage servicing rights	63,915	60,980
Maximum loss exposure (1)	$360,798	$381,661
Assets transferred:
Principal balance of loans outstanding	$9,411,927	$8,364,148
Principal balance of loans 30+ days delinquent	26,524	27,926

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
March 31, 2018
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at March 31, 2018 and December 31, 2017.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

March 31, 2018	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at March 31, 2018	$63,915	$49,299	$247,584
Expected life (in years) (2)	8	7	14
Prepayment speed assumption (annual CPR) (2)	7%	9%	10%
Decrease in fair value from:
10% adverse change	$1,816	$1,671	$643
25% adverse change	4,388	4,087	1,587
Discount rate assumption (2)	11%	11%	5%
Decrease in fair value from:
100 basis point increase	$2,596	$1,772	$22,876
200 basis point increase	5,009	3,486	42,351
Credit loss assumption (2)	N/A	0.20%	0.20%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,285
25% higher losses	N/A	—	3,213

December 31, 2017	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2017	$60,980	$33,773	$286,908
Expected life (in years) (2)	8	6	13
Prepayment speed assumption (annual CPR) (2)	9%	10%	11%
Decrease in fair value from:
10% adverse change	$2,022	$1,371	$611
25% adverse change	4,839	3,289	1,506
Discount rate assumption (2)	11%	11%	5%
Decrease in fair value from:
100 basis point increase	$2,386	$1,158	$25,827
200 basis point increase	4,597	2,265	47,885
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,551
25% higher losses	N/A	—	3,873

(1)	Senior securities included $49 million and $34 million of interest-only securities at March 31, 2018 and December 31, 2017, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 4. Principles of Consolidation - (continued)

Analysis of Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at March 31, 2018, grouped by security type.
Table 4.7 – Third-Party Sponsored VIE Summary

(Dollars in Thousands)	March 31, 2018
Mortgage-Backed Securities
Senior	$198,373
Mezzanine	487,679
Subordinate	374,785
Total Investments in Third-Party Sponsored VIEs	$1,060,837
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
March 31, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2018 and December 31, 2017.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$1,129,890	$1,129,890	$1,427,052	$1,427,052
At lower of cost or fair value	295	388	893	993
Residential loans, held-for-investment
At fair value	4,015,555	4,015,555	3,687,265	3,687,265
Trading securities	907,432	907,432	968,844	968,844
Available-for-sale securities	450,288	450,288	507,666	507,666
MSRs	66,496	66,496	63,598	63,598
Cash and cash equivalents	178,562	178,562	144,663	144,663
Restricted cash	2,406	2,406	2,144	2,144
Accrued interest receivable	27,257	27,257	27,013	27,013
Derivative assets	63,544	63,544	15,718	15,718
REO (1)	3,115	4,651	3,354	3,806
Margin receivable (1)	50,200	50,200	85,044	85,044
FHLBC stock (1)	43,393	43,393	43,393	43,393
Guarantee asset (1)	3,055	3,055	2,869	2,869
Pledged collateral (1)	42,290	42,290	42,615	42,615
Liabilities
Short-term debt facilities	$1,254,076	$1,254,076	$1,688,412	$1,688,412
Accrued interest payable	23,492	23,492	18,435	18,435
Margin payable (2)	16,878	16,878	390	390
Guarantee obligation (2)	18,931	18,551	19,487	18,878
Derivative liabilities	56,201	56,201	63,081	63,081
ABS issued at fair value, net	1,542,087	1,542,087	1,164,585	1,164,585
FHLBC long-term borrowings	1,999,999	1,999,999	1,999,999	1,999,999
Convertible notes, net	687,426	691,535	686,759	692,369
Trust preferred securities and subordinated notes, net	138,547	106,020	138,535	103,230

(1)	These assets are included in Other assets on our consolidated balance sheets.

(2)	These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
During the three months ended March 31, 2018, we elected the fair value option for $12 million of residential senior securities, $128 million of subordinate securities, and $1.80 billion of residential loans (principal balance). We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to securitizations, as well as for MSRs retained from sales of residential loans, and for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at March 31, 2018 and December 31, 2017, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2018	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,145,445	$—	$—	$5,145,445
Trading securities	907,432	—	—	907,432
Available-for-sale securities	450,288	—	—	450,288
Derivative assets	63,544	8,625	50,919	4,000
MSRs	66,496	—	—	66,496
Pledged collateral	42,290	42,290	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	3,055	—	—	3,055

Liabilities
Derivative liabilities	$56,201	$5,814	$46,513	$3,874
ABS issued	1,542,087	—	—	1,542,087

December 31, 2017	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,114,317	$—	$—	$5,114,317
Trading securities	968,844	—	—	968,844
Available-for-sale securities	507,666	—	—	507,666
Derivative assets	15,718	134	10,164	5,420
MSRs	63,598	—	—	63,598
Pledged collateral	42,615	42,615	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	2,869	—	—	2,869

Liabilities
Derivative liabilities	$63,081	$3,808	$55,567	$3,706
ABS issued	1,164,585	—	—	1,164,585

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2018.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets						Liabilities
	Residential Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives(1)	ABS Issued
(In Thousands)
Beginning balance - December 31, 2017	$5,114,317	$968,844	$507,666	$63,598	$2,869	$1,714	$1,164,585
Acquisitions	1,814,944	140,560	3,905	—	—	—	441,741
Sales	(1,594,521)	(193,130)	(50,742)	—	—	—	—
Principal paydowns	(175,525)	(5,834)	(10,412)	—	—	—	(84,974)
Gains (losses) in net income, net	(12,502)	(3,008)	13,423	2,898	186	(6,923)	20,735
Unrealized losses in OCI, net	—	—	(13,552)	—	—	—	—
Other settlements, net (2)	(1,268)	—	—	—	—	5,335	—
Ending Balance - March 31, 2018	$5,145,445	$907,432	$450,288	$66,496	$3,055	$126	$1,542,087

(1)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase and forward sale commitments, are presented on a net basis.

(2)
Other settlements, net for residential loans represents the transfer of loans to REO, and for derivatives, the settlement of forward sale commitments and the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at March 31, 2018 and 2017. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three months ended March 31, 2018 and 2017 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2018 and 2017 Included in Net Income

	Included in Net Income
	Three Months Ended March 31,
(In Thousands)	2018	2017
Assets
Residential loans at Redwood	$(42,195)	$3,723
Residential loans at consolidated Sequoia entities	20,548	8,414
Trading securities	(3,951)	10,051
Available-for-sale securities	—	(117)
MSRs	3,933	(916)
Loan purchase commitments	3,919	4,823
Other assets - Guarantee asset	186	(246)

Liabilities
Loan purchase commitments	$(2,554)	$—
Loan forward sale commitments	(1,269)	—
ABS issued	(20,735)	(10,538)
The following table presents information on assets recorded at fair value on a non-recurring basis at March 31, 2018. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at March 31, 2018.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2018

					Gain (Loss) for
March 31, 2018	Carrying Value	Fair Value Measurements Using			Three Months Ended
(In Thousands)		Level 1	Level 2	Level 3	March 31, 2018
Assets
Residential loans, at lower of cost or fair value	$251	$—	$—	$251	$1
REO	2,034	—	—	2,034	(146)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three months ended March 31, 2018 and 2017.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended March 31,
(In Thousands)	2018	2017
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$4,774	$8,532
Residential loan purchase and forward sale commitments	(6,968)	10,265
Risk management derivatives, net	28,432	(1,400)
Total mortgage banking activities, net (1)	$26,238	$17,397
Investment Fair Value Changes, Net
Residential loans held-for-investment, at Redwood	$(38,985)	$(2,333)
Trading securities	(2,955)	11,143
Net investments in Legacy Sequoia entities (2)	(8)	(1,810)
Net investments in Sequoia Choice entities (2)	(86)	—
Risk-sharing investments	(139)	(205)
Risk management derivatives, net	43,782	(5,127)
Impairments on AFS securities	—	(117)
Total investment fair value changes, net	$1,609	$1,551
MSR Income (Loss), Net
MSRs	$2,892	$(3,070)
Risk management derivatives, net	(5,139)	(749)
Total MSR loss, net (3)	$(2,247)	$(3,819)
Total Market Valuation Gains, Net	$25,600	$15,129

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
March 31, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

At March 31, 2018, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2017. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

March 31, 2018	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$3,162,491	Whole loan spread to TBA price	$1.78	-	$2.97		$2.90
		Whole loan spread to swap rate	160	-	210	bps	200	bps

Jumbo hybrid loans	258,789	Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate	90	-	165	bps	148	bps

Jumbo loans committed to sell	84,395	Whole loan committed sales price	$100.56	-	$101.32		$101.12

Loans held by Legacy Sequoia (1)	626,151	Liability price			N/A		N/A

Loans held by Sequoia Choice (1)	1,013,619	Liability price			N/A		N/A

Residential loans, at lower of cost or fair value	251	Loss severity	30	-	30%		30%

Trading and AFS securities	1,357,720	Discount rate	3	-	14%		6%
		Prepayment rate (annual CPR)	—	-	50%		9%
		Default rate	—	-	27%		3%
		Loss severity	—	-	40%		22%

MSRs	66,496	Discount rate	11	-	29%		11%
		Prepayment rate (annual CPR)	6	-	27%		7%
		Per loan annual cost to service	$79	-	$82		$82

Guarantee asset	3,055	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	9	-	9%		9%

REO	2,260	Loss severity	12	-	43%		26%

Loan purchase commitments, net (2)	1,395	MSR multiple	1.0	-	5.2	x	3.4	x
		Pull-through rate	9	-	100%		68%
		Whole loan spread to TBA price	$1.78	-	$2.78		$2.77
		Whole loan spread to swap rate - fixed rate	201	-	201	bps	201	bps
		Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate - hybrid	90	-	165	bps	119	bps

Liabilities
ABS issued (1)	1,542,087	Discount rate	3	-	15%		4%
		Prepayment rate (annual CPR)	8	-	25%		18%
		Default rate	—	-	16%		3%
		Loss severity	20	-	54%		22%

Loan forward sale commitments	1,269	Whole loan spread to TBA price	$2.80		$2.80		$2.80

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
March 31, 2018
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
Real estate securities
Real estate securities include residential, commercial, and other asset-backed securities that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators that are factored into the analysis include bid/ask spreads, the amount and timing of credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate and loss severity. The estimated fair value of our securities would generally decrease based upon an increase in default rates, loss severities, or a decrease in prepayment rates.
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at March 31, 2018, we received dealer price indications on 72% of our securities, representing 79% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Derivative assets and liabilities
Our derivative instruments include swaps, swaptions, TBAs, financial futures, loan purchase commitments ("LPCs"), and forward sale commitments ("FSCs"). Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. Fair values of TBAs and financial futures are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2).
LPC and FSC fair values for jumbo loans are estimated based on the estimated fair values of the underlying loans (as described in "Residential loans" above). In addition, fair values for LPCs are estimated based on the probability that the mortgage loan will be purchased (the "Pull-through rate") (Level 3).
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
March 31, 2018
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
Short-term debt
Short-term debt includes our credit facilities that mature within one year. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 2). Additionally, at March 31, 2018, short-term debt included unsecured convertible senior notes with a maturity of less than one year. The fair value of the convertible notes is determined using quoted prices in generally active markets (Level 2).
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
Financial Instruments Carried at Amortized Cost
Guarantee obligations
In association with our risk-sharing transactions with the Agencies, we have made certain guarantees which are carried on our balance sheet at amortized cost (Level 3).
Convertible notes
Convertible notes include unsecured convertible and exchangeable senior notes that are carried at their unpaid principal balance net of any unamortized deferred issuance costs (Level 2).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Trust preferred securities and subordinated notes
Trust preferred securities and subordinated notes are carried at their unpaid principal balance net of any unamortized deferred issuance costs (Level 3).
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at March 31, 2018 and December 31, 2017.
Table 6.1 – Classifications and Carrying Values of Residential Loans

March 31, 2018		Legacy	Sequoia
(In Thousands)	Redwood	Sequoia	Choice	Total
Held-for-sale
At fair value	$1,129,890	$—	$—	$1,129,890
At lower of cost or fair value	295	—	—	295
Total held-for-sale	1,130,185	—	—	1,130,185
Held-for-investment at fair value	2,375,785	626,151	1,013,619	4,015,555
Total Residential Loans	$3,505,970	$626,151	$1,013,619	$5,145,740

December 31, 2017		Legacy	Sequoia
(In Thousands)	Redwood	Sequoia	Choice	Total
Held-for-sale
At fair value	$1,427,052	$—	$—	$1,427,052
At lower of cost or fair value	893	—	—	893
Total held-for-sale	1,427,945	—	—	1,427,945
Held-for-investment at fair value	2,434,386	632,817	620,062	3,687,265
Total Residential Loans	$3,862,331	$632,817	$620,062	$5,115,210
At March 31, 2018, we owned mortgage servicing rights associated with $2.81 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 6. Residential Loans - (continued)

Residential Loans Held-for-Sale
At Fair Value
At March 31, 2018, we owned 1,598 loans held-for-sale at fair value with an aggregate unpaid principal balance of $1.12 billion and a fair value of $1.13 billion, compared to 2,009 loans with an aggregate unpaid principal balance of $1.41 billion and a fair value of $1.43 billion at December 31, 2017. At March 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure. At December 31, 2017, one of these loans with a fair value of $0.5 million was greater than 90 days delinquent and none of these loans were in foreclosure.
During the three months ended March 31, 2018 and 2017, we purchased $1.80 billion and $1.09 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $2.01 billion and $1.36 billion (principal balance) of loans, respectively, for which we recorded a net market valuation gain of $5 million and a net market valuation loss of $9 million, respectively, through Mortgage banking activities, net on our consolidated statements of income. At March 31, 2018, loans held-for-sale with a market value of $718 million were pledged as collateral under short-term borrowing agreements.
At Lower of Cost or Fair Value
At March 31, 2018 and December 31, 2017, we held three and four residential loans, respectively, at the lower of cost or fair value with $0.4 million and $1 million in outstanding principal balance, respectively, and carrying values of $0.3 million and $1 million, respectively. At both March 31, 2018 and December 31, 2017, one of these loans with an unpaid principal balance of $0.3 million was greater than 90 days delinquent and none of these loans were in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At March 31, 2018, we owned 3,279 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.39 billion and a fair value of $2.38 billion, compared to 3,292 loans with an aggregate unpaid principal balance of $2.41 billion and a fair value of $2.43 billion at December 31, 2017. At March 31, 2018, three of these loans with a total unpaid principal balance of $2 million were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three months ended March 31, 2018 and 2017, we transferred loans with a fair value of $56 million and $185 million, respectively, from held-for-sale to held-for-investment. During both the three months ended March 31, 2018 and 2017, we did not transfer loans from held-for-investment to held-for-sale. During the three months ended March 31, 2018 and 2017, we recorded net market valuation losses of $39 million and $2 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At March 31, 2018, loans with a fair value of $2.37 billion were pledged as collateral under a borrowing agreement with the FHLBC.
At March 31, 2018, the outstanding loans held-for-investment at Redwood were prime-quality, first lien loans, of which 96% were originated between 2013 and 2018, and 4% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 771 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 66% (at origination). At March 31, 2018, these loans were comprised of 90% fixed-rate loans with a weighted average coupon of 4.08%, and the remainder were hybrid or ARM loans with a weighted average coupon of 4.10%.
At Consolidated Legacy Sequoia Entities
At March 31, 2018, we owned 3,059 held-for-investment loans at consolidated Legacy Sequoia entities, with an aggregate unpaid principal balance of $662 million and a fair value of $626 million, as compared to 3,178 loans at December 31, 2017, with an aggregate unpaid principal balance of $698 million and a fair value of $633 million. At origination, the weighted average FICO score of borrowers backing these loans was 728, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 6. Residential Loans - (continued)

At March 31, 2018 and December 31, 2017, the unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $23 million and $25 million, respectively, of which the unpaid principal balance of loans in foreclosure was $9 million and $10 million, respectively. During the three months ended March 31, 2018 and 2017, we recorded net market valuation gains of $29 million and $8 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the associated ABS issued. The net impact to our income statement associated with our retained economic investment in the Legacy Sequoia securitization entities is presented in Note 5.
At Consolidated Sequoia Choice Entities
At March 31, 2018, we owned 1,335 held-for-investment loans at the consolidated Sequoia Choice entities, with an aggregate unpaid balance of $996 million and a fair value of $1.01 billion, as compared to 806 loans at December 31, 2017 with an aggregate unpaid principal balance of $605 million and a fair value of $620 million. At origination, the weighted average FICO score of borrowers backing these loans was 742, the weighted average LTV ratio of these loans was 74%, and the loans were all first lien and prime-quality. At both March 31, 2018 and December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three months ended March 31, 2018, we transferred loans with a fair value of $452 million from held-for-sale to held-for-investment associated with Choice securitizations. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with Choice securitizations. The net impact to our income statement associated with our retained economic investment in the Sequoia Choice securitization entities is presented in Note 5.
Note 7. Real Estate Securities
We invest in real estate securities that we acquire from third parties or create and retain from our Sequoia securitizations. The following table presents the fair values of our real estate securities by type at March 31, 2018 and December 31, 2017.
Table 7.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	March 31, 2018	December 31, 2017
Trading	$907,432	$968,844
Available-for-sale	450,288	507,666
Total Real Estate Securities	$1,357,720	$1,476,510
Our real estate securities include mortgage-backed securities, which are presented in accordance with their general position within a securitization structure based on their rights to cash flows. Senior securities are those interests in a securitization that generally have the first right to cash flows and are last in line to absorb losses. Mezzanine securities are interests that are generally subordinate to senior securities in their rights to receive cash flows, and have subordinate securities below them that are first to absorb losses. Our mezzanine classified securities were initially rated AA through BBB- and issued in 2012 or later. Subordinate securities are all interests below mezzanine. Nearly all of our residential securities are supported by collateral that was designated as prime at the time of issuance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 7. Real Estate Securities - (continued)

Trading Securities
The following table presents the fair value of trading securities by position and collateral type at March 31, 2018 and December 31, 2017.
Table 7.2 – Trading Securities by Position and Collateral Type

(In Thousands)	March 31, 2018	December 31, 2017
Senior	$82,062	$69,974
Mezzanine	537,831	563,475
Subordinate	287,539	335,395
Total Trading Securities	$907,432	$968,844
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and commercial/multifamily securities. At March 31, 2018, trading securities with a carrying value of $486 million and $57 million of securities retained from our consolidated Sequoia Choice securitizations were pledged as collateral under short-term borrowing agreements. See Note 11 for additional information on short-term debt.
At March 31, 2018 and December 31, 2017, our senior trading securities were comprised of interest-only securities, for which there is no principal balance, and our mezzanine and subordinate trading securities had an unpaid principal balance of $900 million and $943 million, respectively.
At March 31, 2018 and December 31, 2017, our mezzanine and subordinate trading securities included $246 million and $301 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $54 million and $68 million, respectively, of Sequoia securities, $148 million and $206 million, respectively, of other third-party residential securities, and $377 million and $324 million, respectively, of third-party commercial/multifamily securities.
During the three months ended March 31, 2018 and 2017, we acquired $145 million and $154 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $182 million and $9 million, respectively, of such securities. During the three months ended March 31, 2018 and 2017, we recorded a net market valuation loss of $3 million and a net market valuation gain of $11 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.
AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at March 31, 2018 and December 31, 2017.
Table 7.3 – Available-for-Sale Securities by Position and Collateral Type

(In Thousands)	March 31, 2018	December 31, 2017
Senior (1)	$165,610	$179,864
Mezzanine	67,291	92,002
Subordinate	217,387	235,800
Total AFS Securities	$450,288	$507,666

(1)
Includes $38 million and $39 million of re-REMIC securities at March 31, 2018 and December 31, 2017, respectively. Re-REMIC securities were created through the resecuritization of certain senior security interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior security interests, but senior to any subordinate tranches of the securitization from which they were created.

At March 31, 2018 and December 31, 2017, all of our available-for-sale securities were comprised of residential mortgage-backed securities. At March 31, 2018, AFS securities with a carrying value of $178 million were pledged as collateral under short-term borrowing agreements. See Note 11 for additional information on short-term debt.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 7. Real Estate Securities - (continued)

During the three months ended March 31, 2018 and 2017, we purchased $4 million and $25 million of AFS securities, respectively, and sold $51 million and $19 million of AFS securities, respectively, which resulted in net realized gains of $9 million and $5 million, respectively.
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
At March 31, 2018, there were $0.1 million of AFS securities with contractual maturities less than five years, $2 million with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at March 31, 2018 and December 31, 2017.
Table 7.4 – Carrying Value of AFS Securities

March 31, 2018
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$172,026	$67,995	$312,914	$552,935
Credit reserve	(8,206)	—	(32,410)	(40,616)
Unamortized discount, net	(39,174)	(6,959)	(132,169)	(178,302)
Amortized cost	124,646	61,036	148,335	334,017
Gross unrealized gains	41,919	6,255	69,419	117,593
Gross unrealized losses	(955)	—	(367)	(1,322)
Carrying Value	$165,610	$67,291	$217,387	$450,288

December 31, 2017
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$189,125	$91,471	$327,549	$608,145
Credit reserve	(8,756)	—	(37,793)	(46,549)
Unamortized discount, net	(44,041)	(9,407)	(130,305)	(183,753)
Amortized cost	136,328	82,064	159,451	377,843
Gross unrealized gains	44,771	9,938	76,481	131,190
Gross unrealized losses	(1,235)	—	(132)	(1,367)
Carrying Value	$179,864	$92,002	$235,800	$507,666

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 7. Real Estate Securities - (continued)

The following table presents the changes for the three months ended March 31, 2018, in unamortized discount and designated credit reserves on residential AFS securities.
Table 7.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended March 31, 2018
	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$46,549	$183,753
Amortization of net discount	—	(4,060)
Realized credit losses	(956)	—
Acquisitions	2,536	1,635
Sales, calls, other	(767)	(9,772)
Transfers to (release of) credit reserves, net	(6,746)	6,746
Ending Balance	$40,616	$178,302
AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at March 31, 2018 and December 31, 2017.
Table 7.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
March 31, 2018	$12,799	$(367)	$12,432	$27,186	$(955)	$26,231
December 31, 2017	8,637	(132)	8,505	28,557	(1,235)	27,322
At March 31, 2018, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 152 AFS securities, of which 13 were in an unrealized loss position and three were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2017, our consolidated balance sheet included 167 AFS securities, of which nine were in an unrealized loss position and three were in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $1 million at March 31, 2018. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At March 31, 2018, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 7. Real Estate Securities - (continued)

For the three months ended March 31, 2018, there were no other-than-temporary impairments related to our AFS securities. For the three months ended March 31, 2017, other-than-temporary impairments were $0.2 million, of which $0.1 million were recognized through our consolidated statements of income and $0.1 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at March 31, 2018.
Table 7.7 – Significant Valuation Assumptions

March 31, 2018	Range for Securities
Prepayment rates	8%	-	20%
Projected losses	0.20%	-	5.25%
The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at March 31, 2018 and 2017, for which a portion of an OTTI was recognized in other comprehensive income.
Table 7.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended March 31,
(In Thousands)	2018	2017
Balance at beginning of period	$21,037	$28,261
Additions
Initial credit impairments	—	97
Reductions
Securities sold, or expected to sell	(99)	(1,566)
Securities with no outstanding principal at period end	(14)	(402)
Balance at End of Period	$20,924	$26,390
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three months ended March 31, 2018 and 2017.
Table 7.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended March 31,
(In Thousands)	2018	2017
Gross realized gains - sales	$9,363	$5,092
Gross realized gains - calls	—	611
Total Realized Gains on Sales and Calls of AFS Securities, net	$9,363	$5,703

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 8. Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The majority of our investments in MSRs were made through the retention of servicing rights associated with the residential jumbo mortgage loans that we acquire and subsequently transfer to third parties. We hold our MSR investments at our taxable REIT subsidiary.
At March 31, 2018 and December 31, 2017, our MSRs had a fair value of $66 million and $64 million, respectively, and were associated with loans with an aggregate principal balance of $5.42 billion and $5.56 billion, respectively.
The following table presents activity for MSRs for the three months ended March 31, 2018 and 2017.
Table 8.1 – Activity for MSRs

	Three Months Ended March 31,
(In Thousands)	2018	2017
Balance at beginning of period	$63,598	$118,526
Additions	—	7,485
Sales	—	(11,928)
Changes in fair value due to:
Changes in assumptions (1)	4,346	(657)
Other changes (2)	(1,448)	(2,413)
Balance at End of Period	$66,496	$111,013

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to the realization of expected cash flows.
The following table presents the components of our MSR income for the three months ended March 31, 2018 and 2017.
Table 8.2 – Components of MSR Income, net

	Three Months Ended March 31,
(In Thousands)	2018	2017
Servicing income	$3,796	$6,907
Cost of sub-servicer	(592)	(1,380)
Net servicing fee income	3,204	5,527
Market valuation changes of MSRs	2,892	(3,070)
Market valuation changes of associated derivatives	(5,139)	(749)
MSR reversal of provision for repurchases	—	5
MSR Income, Net	$957	$1,713

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 9. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at March 31, 2018 and December 31, 2017.
Table 9.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	March 31, 2018		December 31, 2017
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$50,919	$2,869,500	$10,122	$1,765,000
TBAs	8,625	1,515,000	133	295,000
Futures	—	—	1	7,500
Swaptions	—	—	42	200,000
Assets - Other Derivatives
Loan purchase commitments	4,000	570,552	3,243	547,434
Loan forward sale commitments	—	—	2,177	343,681
Total Assets	$63,544	$4,955,052	$15,718	$3,158,615

Liabilities - Cash Flow Hedges
Interest rate swaps	$(35,167)	$139,500	$(43,679)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(11,346)	451,500	(11,888)	1,248,000
TBAs	(5,457)	1,110,000	(3,808)	1,400,000
Futures	(357)	15,000	—	—
Liabilities - Other Derivatives
Loan purchase commitments	(2,605)	627,803	(3,706)	697,966
Loan forward sale commitments	(1,269)	340,320	—	—
Total Liabilities	$(56,201)	$2,684,123	$(63,081)	$3,485,466
Total Derivative Financial Instruments, Net	$7,343	$7,639,175	$(47,363)	$6,644,081
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At March 31, 2018, we were party to swaps and swaptions with an aggregate notional amount of $3.32 billion, TBA agreements sold with an aggregate notional amount of $2.63 billion, and financial futures contracts with an aggregate notional amount of $15 million. At December 31, 2017, we were party to swaps and swaptions with an aggregate notional amount of $3.21 billion, TBA agreements sold with an aggregate notional amount of $1.70 billion, and financial futures contracts with an aggregate notional amount of $8 million.
During the three months ended March 31, 2018 and 2017, risk management derivatives had a net market valuation gain of $67 million and a net market valuation loss of $7 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and MSR income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 9. Derivative Financial Instruments - (continued)

Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. For the three months ended March 31, 2018 and 2017, a net market valuation loss on LPCs and FSCs of $7 million and a net market valuation gain on LPCs of $10 million, respectively, were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the three months ended March 31, 2018 and 2017, changes in the values of designated cash flow hedges were positive $8 million and positive $2 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $35 million and $43 million at March 31, 2018 and December 31, 2017, respectively.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three months ended March 31, 2018 and 2017.
Table 9.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended March 31,
(In Thousands)	2018	2017
Net interest expense on cash flows hedges	$(998)	$(1,225)
Realized net losses reclassified from other comprehensive income	—	(14)
Total Interest Expense	$(998)	$(1,239)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At March 31, 2018, we assessed this risk as remote and did not record a specific valuation adjustment.
At March 31, 2018, we had outstanding derivative agreements with two counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 10. Other Assets and Liabilities
Other assets at March 31, 2018 and December 31, 2017, are summarized in the following table.
Table 10.1 – Components of Other Assets

(In Thousands)	March 31, 2018	December 31, 2017
Margin receivable	$50,200	$85,044
FHLBC stock	43,393	43,393
Pledged collateral	42,290	42,615
MSR holdback receivable	3,952	8,141
Fixed assets and leasehold improvements (1)	3,794	2,645
REO	3,115	3,354
Guarantee asset	3,055	2,869
Other	8,049	6,905
Total Other Assets	$157,848	$194,966

(1)	Fixed assets and leasehold improvements had a basis of $8 million and accumulated depreciation of $4 million at March 31, 2018.
Accrued expenses and other liabilities at March 31, 2018 and December 31, 2017 are summarized in the following table.
Table 10.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	March 31, 2018	December 31, 2017
Guarantee obligations	$18,931	$19,487
Margin payable	16,878	390
Accrued compensation	11,982	24,025
Deferred tax liabilities	11,764	11,764
Residential loan and MSR repurchase reserve	5,197	4,916
Accrued income taxes payable	4,950	—
Legal reserve	2,000	2,000
Other	6,060	5,147
Total Accrued Expenses and Other Liabilities	$77,762	$67,729
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
Guarantee Asset, Pledged Collateral, and Guarantee Obligations
The pledged collateral, guarantee asset, and guarantee obligations presented in the tables above are related to our risk-sharing arrangements with Fannie Mae and Freddie Mac. In accordance with these arrangements, we are required to pledge collateral to secure our guarantee obligations. See Note 14 for additional information on our risk-sharing arrangements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 10. Other Assets and Liabilities - (continued)

MSR Holdback Receivable
MSR holdback receivable represents amounts owed to us from third parties related to the sale of MSRs.
REO
The carrying value of REO at March 31, 2018 was $3 million, which includes the net effect of $1 million related to transfers into REO during the three months ended March 31, 2018, offset by $2 million of REO liquidations, and $0.1 million of unrealized gains resulting from market valuation adjustments. At March 31, 2018 and December 31, 2017, there were 11 and 14 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Legacy Sequoia entities.
Legal and Repurchase Reserves
See Note 14 for additional information on the legal and residential repurchase reserves.
Note 11. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At March 31, 2018, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. For additional information about these financial covenants and our short-term debt, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at March 31, 2018 and December 31, 2017.
Table 11.1 – Short-Term Debt

	March 31, 2018
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	4	$661,782	$1,425,000	3.51%	8/2018-3/2019	246
Real estate securities repo	8	592,294	—	3.03%	4/2018-6/2018	27
Total Short-Term Debt Facilities	12	1,254,076
Convertible notes, net	N/A	250,384	—	4.63%	4/2018	15
Total Short-Term Debt		$1,504,460

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 11. Short-Term Debt - (continued)

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
Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At March 31, 2018, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
The fair value of held-for-sale residential loans and real estate securities pledged as collateral under our short-term debt facilities was $718 million and $721 million, respectively, at March 31, 2018 and $1.15 billion and $788 million, respectively, at December 31, 2017. At March 31, 2018, the fair value of our real estate securities pledged as collateral included $57 million of securities retained from our consolidated Sequoia Choice securitizations. For the three months ended March 31, 2018 and 2017, the average balances of our short-term debt facilities were $1.37 billion and $794 million, respectively. At both March 31, 2018 and December 31, 2017, accrued interest payable on our short-term debt facilities was $2 million.
During the second quarter of 2017, $288 million principal amount of 4.625% convertible senior notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the second quarter of 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At March 31, 2018, the accrued interest payable balance on this debt was $5 million. In April 2018, we repaid these $250 million convertible notes and all related accrued interest in full. See Note 13 for additional information on our convertible notes.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $5 million at March 31, 2018. At both March 31, 2018 and December 31, 2017, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 11. Short-Term Debt - (continued)

Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt as well as our convertible notes at March 31, 2018.
Table 11.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	March 31, 2018
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$—	$661,782	$661,782
Real estate securities	445,380	146,914	—	592,294
Total Secured Short-Term Debt	445,380	146,914	661,782	1,254,076
Convertible notes, net	250,384	—	—	250,384
Total Short-Term Debt	$695,764	$146,914	$661,782	$1,504,460
Note 12. Asset-Backed Securities Issued
Through our Sequoia securitization program, we sponsor securitization transactions in which ABS backed by residential mortgage loans are issued by Sequoia entities. We consolidated the Legacy Sequoia securitization entities, and beginning in September 2017, the Sequoia Choice securitization entities, that we determined were VIEs and for which we determined we were the primary beneficiary. Each consolidated securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
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
March 31, 2018
(Unaudited)
Note 12. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by Sequoia securitization entities we sponsored at March 31, 2018 and December 31, 2017, along with other selected information, are summarized in the following table.

Table 12.1 – Asset-Backed Securities Issued

March 31, 2018	Legacy Sequoia	Sequoia Choice	Total
(Dollars in Thousands)
Certificates with principal balance	$655,188	$905,713	$1,560,901
Interest-only certificates	1,809	13,641	15,450
Market valuation adjustments	(41,148)	6,884	(34,264)
ABS Issued, Net	$615,849	$926,238	$1,542,087
Range of weighted average interest rates, by series	1.77% to 2.83%	4.49% to 4.66%
Stated maturities	2024 - 2036	2047 - 2048
Number of series	20	3

December 31, 2017	Legacy Sequoia	Sequoia Choice	Total
(Dollars in Thousands)
Certificates with principal balance	$691,125	$526,657	$1,217,782
Interest-only certificates	1,972	7,695	9,667
Market valuation adjustments	(70,652)	7,788	(62,864)
ABS Issued, Net	$622,445	$542,140	$1,164,585
Range of weighted average interest rates, by series	1.46% to 2.78%	4.52% to 4.73%
Stated maturities	2024 - 2036	2047
Number of series	20	2
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At March 31, 2018, all of the ABS issued and outstanding had contractual maturities beyond five years.
At both March 31, 2018 and December 31, 2017, accrued interest payable on ABS issued by the Legacy Sequoia entities was $1 million. At March 31, 2018 and December 31, 2017, accrued interest payable on ABS issued by the Sequoia Choice entities was $3 million and $2 million, respectively. Interest due on consolidated ABS issued is payable monthly.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 12. Asset-Backed Securities Issued - (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at March 31, 2018 and December 31, 2017.
Table 12.2 – Collateral for Asset-Backed Securities Issued

March 31, 2018	Legacy Sequoia	Sequoia Choice	Total
(In Thousands)
Residential loans	$626,151	$1,013,619	$1,639,770
Restricted cash	148	7	155
Accrued interest receivable	753	4,057	4,810
REO	3,115	—	3,115
Total Collateral for ABS Issued	$630,167	$1,017,683	$1,647,850

December 31, 2017	Legacy Sequoia	Sequoia Choice	Total
(In Thousands)
Residential loans	$632,817	$620,062	$1,252,879
Restricted cash	147	4	151
Accrued interest receivable	867	2,524	3,391
REO	3,353	—	3,353
Total Collateral for ABS Issued	$637,184	$622,590	$1,259,774
Note 13. Long-Term Debt

FHLBC Borrowings

In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At March 31, 2018, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the three months ended March 31, 2018, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 13. Long-Term Debt - (continued)

At March 31, 2018, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.74% and a weighted average maturity of approximately seven years. At December 31, 2017, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.38% and a weighted average maturity of eight years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Total advances under this agreement were secured by residential mortgage loans with a fair value of $2.37 billion at March 31, 2018. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At March 31, 2018, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.
The following table presents maturities of our FHLBC borrowings by year at March 31, 2018.
Table 13.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	March 31, 2018
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999
For additional information about our FHLBC borrowings, see Part I, Item 2 of Quarterly Report on Form 10-Q under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Convertible Notes
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.75% until maturity or conversion, which will be no later than August 15, 2023. After deducting the underwriting discount and offering costs, we received $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At March 31, 2018, these notes were convertible at the option of the holder at a conversion rate of 53.8394 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.57 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At March 31, 2018, the outstanding principal amount of these notes was $245 million. At March 31, 2018, the accrued interest payable balance on this debt was $1 million and the unamortized deferred issuance costs were $7 million.
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At March 31, 2018, these notes were exchangeable at the option of the holder at an exchange rate of 46.1798 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.65 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During the first quarter of 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At March 31, 2018, the outstanding principal amount of these notes was $201 million. At March 31, 2018, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $2 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 13. Long-Term Debt - (continued)

In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due in April 2018. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.625% until maturity or conversion, which will be no later than April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 4.8% per annum. At March 31, 2018, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. During the second quarter of 2017, $288 million principal amount of these convertible notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the second quarter of 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At March 31, 2018, the outstanding principal amount of these notes was $250 million. At March 31, 2018, the accrued interest payable balance on this debt was $5 million and the unamortized deferred issuance costs were $0.1 million. In April 2018, we repaid these $250 million convertible notes and all related accrued interest in full.
Trust Preferred Securities and Subordinated Notes
At March 31, 2018, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed. The $100 million trust preferred securities will be redeemed no later than January 30, 2037, and the $40 million subordinated notes will be redeemed no later than July 30, 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.8% per annum. At both March 31, 2018 and December 31, 2017, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.
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
Note 14. Commitments and Contingencies
Lease Commitments
At March 31, 2018, we were obligated under four non-cancelable operating leases with expiration dates through 2028 for $17 million of cumulative lease payments. Our operating lease expense was $1 million for both three-month periods ended March 31, 2018 and 2017.
The following table presents our future lease commitments at March 31, 2018.
Table 14.1 – Future Lease Commitments by Year

(In Thousands)	March 31, 2018
2018 (9 months)	$1,467
2019	1,987
2020	1,965
2021	1,474
2022 and thereafter	10,217
Total Lease Commitments	$17,110

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 14. Commitments and Contingencies - (continued)

Commitments to Fund Equity Investments
At March 31, 2018, we had committed to fund $50 million to a limited partnership created to finance clean energy projects. This obligation may be requested at any time by the investment manager, and will be recorded on our balance sheet as an equity method investment upon funding. At March 31, 2018, no investments in this partnership had been funded.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At March 31, 2018, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At March 31, 2018, we had not incurred any losses under these arrangements. For the three months ended March 31, 2018 and 2017, other income related to these arrangements was $1 million for both periods, and net market valuation losses related to these investments were $0.1 million and $0.2 million, respectively.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at March 31, 2018, the loans had an unpaid principal balance of $2.03 billion and a weighted average FICO score of 758 (at origination) and LTV of 76% (at origination). At March 31, 2018, $8 million of the loans were 90 days or more delinquent, and $1 million were in foreclosure. At March 31, 2018, the carrying value of our guarantee obligation was $19 million and included $10 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At both March 31, 2018 and December 31, 2017, assets of such SPEs totaled $48 million and liabilities of such SPEs totaled $19 million.
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
At both March 31, 2018 and December 31, 2017, our repurchase reserve associated with our residential loans and MSRs was $5 million and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received two and three repurchase requests during the three months ended March 31, 2018 and 2017, respectively, and did not repurchase any loans during either of these periods. During the three months ended March 31, 2018 and 2017, we recorded repurchase provisions of $0.3 million and $0.2 million, respectively, that were recorded in Mortgage banking activities, net and MSR income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 14. Commitments and Contingencies - (continued)

Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleged claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at March 31, 2018, approximately $126 million of principal and $11 million of interest payments had been made in respect of the Seattle Certificate. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at March 31, 2018, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.
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
March 31, 2018
(Unaudited)

Note 14. Commitments and Contingencies - (continued)

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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At March 31, 2018, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 15. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three months ended March 31, 2018 and 2017.
Table 15.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$128,201	$(42,953)	$115,873	$(44,020)
Other comprehensive (loss) income before reclassifications (1)	(4,237)	8,431	2,930	1,733
Amounts reclassified from other accumulated comprehensive income	(9,387)	—	(3,928)	14
Net current-period other comprehensive (loss) income	(13,624)	8,431	(998)	1,747
Balance at End of Period	$114,577	$(34,522)	$114,875	$(42,273)

(1)	Amounts presented for net unrealized gains on available-for-sale securities are net of tax provision of $0.1 million for both the three months ended March 31, 2018 and 2017.
The following table provides a summary of reclassifications out of accumulated other comprehensive income for three months ended March 31, 2018 and 2017.
Table 15.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended March 31,
(In Thousands)	Income Statement	2018	2017
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$—	$117
Gain on sale of AFS securities	Realized gains, net	(9,387)	(4,045)
		$(9,387)	$(3,928)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$—	$14
		$—	$14

(1)
For the three months ended March 31, 2018, there were no other-than-temporary impairments. For the three months ended March 31, 2017, other-than-temporary impairments were $0.2 million, of which $0.1 million were recognized through our consolidated statements of income and $0.1 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 15. Equity - (continued)

Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three months ended March 31, 2018 and 2017.
Table 15.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(In Thousands, except Share Data)	2018	2017
Basic Earnings per Common Share:
Net income attributable to Redwood	$46,845	$36,969
Less: Dividends and undistributed earnings allocated to participating securities	(1,433)	(968)
Net income allocated to common shareholders	$45,412	$36,001
Basic weighted average common shares outstanding	75,396,649	76,738,202
Basic Earnings per Common Share	$0.60	$0.47
Diluted Earnings per Common Share:
Net income attributable to Redwood	$46,845	$36,969
Less: Dividends and undistributed earnings allocated to participating securities	(1,394)	(1,005)
Add back: Interest expense on convertible notes for the period, net of tax	8,641	5,870
Net income allocated to common shareholders	$54,092	$41,834
Weighted average common shares outstanding	75,396,649	76,738,202
Net effect of dilutive equity awards	34,827	111,197
Net effect of assumed convertible notes conversion to common shares	32,763,121	21,096,738
Diluted weighted average common shares outstanding	108,194,597	97,946,137
Diluted Earnings per Common Share	$0.50	$0.43
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
During the three months ended March 31, 2018 and 2017, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three months ended March 31, 2018 and 2017, the number of outstanding equity awards that were antidilutive totaled 6,838 and 5,826, respectively.
Stock Repurchases
In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. During the year ended December 31, 2017, we repurchased 610,342 shares of common stock pursuant to this authorization for $9 million. At December 31, 2017, approximately $77 million of this current authorization remained available for the repurchase of shares of our common stock. During January 2018, we repurchased 1,040,829 shares of our common stock pursuant to this authorization for $16 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 15. Equity - (continued)

In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At March 31, 2018, $100 million of the current authorization remained available for the repurchase of shares of our common stock.
Note 16. Equity Compensation Plans
At March 31, 2018 and December 31, 2017, 999,636 and 1,356,438 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $25 million at March 31, 2018, as shown in the following table.
Table 16.1 – Activities of Equity Compensation Costs by Award Type

	Three Months Ended March 31, 2018
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$2,808	$13,364	$5,298	$—	$21,470
Equity grants	2,380	3,450	—	136	5,966
Equity grant forfeitures	—	—	—	—	—
Equity compensation expense	(353)	(1,673)	(637)	(34)	(2,697)
Unrecognized Compensation Cost at End of Period	$4,835	$15,141	$4,661	$102	$24,739
At March 31, 2018, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock
At March 31, 2018 and December 31, 2017, there were 337,253 and 257,507 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through 2022. During the three months ended March 31, 2018, there were 162,330 shares of restricted stock granted, restrictions on 82,584 shares of restricted stock lapsed and those shares were distributed, and no shares of restricted stock awards were forfeited.
Deferred Stock Units (“DSUs”)
At March 31, 2018 and December 31, 2017, there were 2,179,977 and 1,878,491 DSUs, respectively, outstanding of which 1,050,211 and 889,835, respectively, had vested. During the three months ended March 31, 2018, there were 301,485 DSUs granted, no DSUs distributed, and no DSUs forfeited. Unvested DSUs at March 31, 2018 vest through 2022.
Performance Stock Units (“PSUs”)
At both March 31, 2018 and December 31, 2017, the target number of PSUs that were unvested was 704,270. Vesting for PSUs will generally occur at the end of three years from their grant date based on various total shareholder return (“TSR”) performance calculations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)
Note 16. Equity Compensation Plans - (continued)

Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of March 31, 2018 and December 31, 2017, 367,844 and 361,006 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at March 31, 2018.
Note 17. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three months ended March 31, 2018 and 2017.
Table 17.1 – Mortgage Banking Activities

	Three Months Ended March 31,
(In Thousands)	2018	2017
Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$(2,194)	$18,797
Risk management derivatives (2)	28,432	(1,400)
Other income, net (3)	338	207
Mortgage Banking Activities, Net	$26,576	$17,604

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.
Note 18. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the three months ended March 31, 2018 and 2017.
Table 18.1 – Investment Fair Value Changes

	Three Months Ended March 31,
(In Thousands)	2018	2017
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$(38,985)	$(2,333)
Trading securities	(2,955)	11,143
Net investments in Legacy Sequoia entities (1)	(8)	(1,810)
Net investments in Sequoia Choice entities (1)	(86)	—
Risk-sharing investments	(139)	(205)
Risk management derivatives, net	43,782	(5,127)
Impairments on AFS securities	—	(117)
Investment Fair Value Changes, Net	$1,609	$1,551

(1)
Includes changes in fair value of the residential loans held-for-investment, REO and the ABS issued at the entities, which netted together represent the change in value of our retained investments at the consolidated VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 19. Operating Expenses
Components of our operating expenses for the three months ended March 31, 2018 and 2017 are presented in the following table.
Table 19.1 – Components of Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2018	2017
Fixed compensation expense	$6,439	$6,002
Variable compensation expense	6,907	3,933
Equity compensation expense	2,697	2,176
Total compensation expense	16,043	12,111
Systems and consulting	1,866	1,638
Loan acquisition costs (1)	1,818	1,205
Office costs	1,140	1,103
Accounting and legal	834	926
Corporate costs	504	440
Other operating expenses	825	803
Total Operating Expenses	$23,030	$18,226

(1)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.
Note 20. Taxes
For the three months ended March 31, 2018 and 2017, we recognized a provision for income taxes of $5 million and $6 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at March 31, 2018 and 2017.
Table 20.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	March 31, 2018	March 31, 2017
Federal statutory rate	21.0%	34.0%
State statutory rate, net of Federal tax effect	8.6%	7.2%
Differences in taxable (loss) income from GAAP income	(4.1)%	(8.5)%
Change in valuation allowance	(3.9)%	(3.0)%
Dividends paid deduction	(12.1)%	(15.4)%
Effective Tax Rate	9.5%	14.3%
The reduction of the federal statutory rate from 34% to 21% is due to the enactment of the Tax Act.
We assessed our tax positions for all open tax years (i.e., Federal, 2014 to 2018, and State, 2013 to 2018) at March 31, 2018 and December 31, 2017, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 21. Segment Information
Redwood operates in two segments: Investment Portfolio and Residential Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For a full description of our segments, see Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2017.
Segment contribution represents the measure of profit that management uses to assess the performance of our business segments and make resource allocation and operating decisions. Certain corporate expenses not directly assigned or allocated to one of our two segments, as well as activity from certain consolidated Sequoia entities, are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated corporate expenses primarily include interest expense associated with certain long-term debt, indirect operating expenses, and other expense.
The following tables present financial information by segment for the three months ended March 31, 2018 and 2017.
Table 21.1 – Business Segment Financial Information

	Three Months Ended March 31, 2018
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$58,757	$12,897	$4,965	$76,619
Interest expense	(19,863)	(6,137)	(15,514)	(41,514)
Net interest income (loss)	38,894	6,760	(10,549)	35,105
Non-interest income
Mortgage banking activities, net	—	26,576	—	26,576
MSR income, net	957	—	—	957
Investment fair value changes, net	1,590	—	19	1,609
Other income	1,161	—	—	1,161
Realized gains, net	9,363	—	—	9,363
Total non-interest income, net	13,071	26,576	19	39,666
Direct operating expenses	(2,007)	(8,632)	(12,391)	(23,030)
Provision for income taxes	(888)	(4,008)	—	(4,896)
Segment Contribution	$49,070	$20,696	$(22,921)
Net Income				$46,845
Non-cash amortization income (expense), net	$4,617	$(22)	$(858)	$3,737

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 21. Segment Information - (continued)

	Three Months Ended March 31, 2017
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$42,250	$7,474	$4,904	$54,628
Interest expense	(5,264)	(2,924)	(12,843)	(21,031)
Net interest income (loss)	36,986	4,550	(7,939)	33,597
Non-interest income
Mortgage banking activities, net	—	17,604	—	17,604
MSR income, net	1,713	—	—	1,713
Investment fair value changes, net	3,359	—	(1,808)	1,551
Other income	1,184	—	—	1,184
Realized gains, net	5,703	—	—	5,703
Total non-interest income, net	11,959	17,604	(1,808)	27,755
Direct operating expenses	(1,593)	(5,881)	(10,752)	(18,226)
Provision for income taxes	(1,737)	(4,420)	—	(6,157)
Segment Contribution	$45,615	$11,853	$(20,499)
Net Income				$36,969
Non-cash amortization income (expense)	$5,847	$(27)	$(997)	$4,823
The following table presents the components of Corporate/Other for the three months ended March 31, 2018 and 2017.
Table 21.2 – Components of Corporate/Other

	Three Months Ended March 31,
	2018			2017
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$4,812	$153	$4,965	$4,838	$66	$4,904
Interest expense	(3,852)	(11,662)	(15,514)	(3,516)	(9,327)	(12,843)
Net interest income (loss)	960	(11,509)	(10,549)	1,322	(9,261)	(7,939)
Non-interest income
Investment fair value changes, net	(8)	27	19	(1,810)	2	(1,808)
Total non-interest income, net	(8)	27	19	(1,810)	2	(1,808)
Direct operating expenses	—	(12,391)	(12,391)	—	(10,752)	(10,752)
Total	$952	$(23,873)	$(22,921)	$(488)	$(20,011)	$(20,499)

(1)	Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 21. Segment Information - (continued)

The following table presents supplemental information by segment at March 31, 2018 and December 31, 2017.
Table 21.3 – Supplemental Segment Information

(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
March 31, 2018
Residential loans	$3,389,404	$1,130,185	$626,151	$5,145,740
Real estate securities	1,357,720	—	—	1,357,720
Mortgage servicing rights	66,496	—	—	66,496
Total assets	5,012,235	1,154,413	832,925	6,999,573

December 31, 2017
Residential loans	$3,054,448	$1,427,945	$632,817	$5,115,210
Real estate securities	1,476,510	—	—	1,476,510
Mortgage servicing rights	63,598	—	—	63,598
Total assets	4,743,873	1,453,069	842,880	7,039,822
Note 22. Subsequent Events
Upon its scheduled maturity in April 2018, we repaid the $250 million principal amount of our 4.625% convertible notes and all related accrued interest in full.
In May 2018, we entered into an agreement to acquire a 20% minority interest in 5 Arches, LLC for $10 million, with a one-year option to purchase all remaining equity in the company for $40 million. In connection with this investment, we also entered into a loan purchase agreement with 5 Arches, LLC establishing a flow relationship to purchase business-purpose real estate loans originated by the company.

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six main sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies and Estimates

•	New Accounting Standards
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
Our website can be found at www.redwoodtrust.com. We make available, free of charge through the investor information section of our website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). We also make available, free of charge, access to our charters for our Audit Committee, Compensation Committee, and Governance and Nominating Committee, our Corporate Governance Standards, and our Code of Ethics governing our directors, officers, and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics and any waiver applicable to any executive officer or director of Redwood. In addition, our website includes information concerning purchases and sales of our equity securities by our executive officers and directors, and may include disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast, or by similar means from time to time. The information on our website is not part of this Quarterly Report on Form 10-Q.
Our Investor Relations Department can be contacted at One Belvedere Place, Suite 300, Mill Valley, CA 94941, Attn: Investor Relations, telephone (866) 269-4976.

Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on making credit-sensitive investments in residential mortgages and related assets and engaging in mortgage banking activities. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, as well as through capital appreciation. We operate our business in two segments: Investment Portfolio and Residential Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For a full description of our segments, see Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Cautionary Statement
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and this Quarterly Report on Form 10-Q, in each case under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects; (ii) statements related to expanding our mortgage banking activities and investment portfolio to include mortgage loans secured by single-family rental properties; (iii) statements regarding our mortgage banking activities, including expectations relating to residential mortgage banking margins, securitization execution, loan purchase volume, and our expanded-prime Redwood Choice loan program; (iv) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the first quarter of 2018 and at March 31, 2018, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (v) statements relating to our estimate of our available capital (including that we estimate our available capital at March 31, 2018 was approximately $380 million), and expectations relating to sourcing additional capital from continued optimization of our investment portfolio and from capital markets; (vi) statements we make regarding our dividend policy, including our intention to pay a regular dividend of $0.28 per share per quarter in 2018; and (vii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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

OVERVIEW
Business Update
The first quarter of 2018 was very productive for Redwood. Financially, we generated strong GAAP earnings and grew book value almost 2%, which represented our eighth consecutive quarterly book value increase after paying our regular dividends. Operationally, we continued to optimize our long-term portfolio investments, our mortgage banking business completed four Sequoia securitizations, and our Redwood Choice loan program represented about one-third of our jumbo lock volume during the first quarter of 2018. Additionally, in May we made a strategic minority investment in a business-purpose real estate loan originator and asset manager.
The first quarter also provided an opportunity to highlight the differences between our business model and that of many other residential mortgage REITs. While many of these REITs assume significant exposure to interest rates and rely on the slope of the yield curve as a primary driver of earnings, Redwood’s returns generally correlate to the credit performance of our portfolio investments, with supplemental income generated through mortgage banking activities. Amidst volatility in the financial markets in the first quarter, particularly with regard to interest rates, we continued to execute on our strategy, delivering strong and diversified earnings and managing risk. Ultimately, the impact to our earnings in the first quarter from changes in interest rates was minimal.
Investment Portfolio
Our investment portfolio performed well in the first quarter of 2018, generating an annualized return on allocated capital of 12%. This return resulted from higher than normal realized gains driven by our portfolio optimization activities, as well as spread tightening in parts of our portfolio. During the first quarter of 2018, we continued to optimize our portfolio by selling lower-yielding CRT, mezzanine, and third-party legacy securities and redeploying proceeds into higher yielding alternatives in our Sequoia and multifamily portfolios. We expect to continue to optimize our portfolio throughout 2018, and beginning in the second quarter, we expect to deploy an increasing amount of capital towards new investment initiatives in the single-family rental and multifamily housing sectors.
Residential Mortgage Banking
Our mortgage banking business had strong performance in the first quarter of 2018. We completed three Select securitizations and our third Choice securitization (since the inception of our Choice program), and total loan sales were $2.05 billion (inclusive of securitized loans). Our first quarter purchase volume of $1.82 billion (including $550 million of Redwood Choice loans) puts us on track to exceed our volumes from 2017 both overall and for Choice loans. While gross margins were well above our long-term expected range of 75 to 100 basis points in the first quarter of 2018, we expect margins for the remainder of the year to normalize and fall within this range.
New Business
Effective on May 1, 2018, we acquired a 20% minority investment in 5 Arches, LLC, a business-purpose real estate loan originator and asset manager. Through our new relationship with 5 Arches, we will serve housing investors focused on renting out or potentially rehabilitating residential homes. As part of the transaction, we have exclusive rights to purchase 5 Arches’ single-family rental loan originations, and a 12-month option to purchase the remainder of the 5 Arches’ platform for a mix of cash and Redwood stock. While we currently expect loan purchase volumes under this agreement to ramp up over time, this investment jump starts our strategic expansion into this developing area of housing finance, and over the longer-term we expect to create scalable and accretive investments for our portfolio.

Financial and Operational Overview - First Quarter of 2018
Highlights

•
Our GAAP earnings were $0.50 per share for the first quarter of 2018, as compared with $0.35 per share for the fourth quarter of 2017. This increase was primarily driven by higher mortgage banking income, as well as higher realized gains from the sale of securities relative to the fourth quarter.

•
Our GAAP book value was $16.12 per share at March 31, 2018, an increase of $0.29 per share from the fourth quarter, representing an economic return of 3.6% for the quarter (economic return on book value is based on the change in GAAP book value per common share plus the dividend declared per common share during the quarter). This increase was driven primarily by our quarterly earnings exceeding our dividend and an increase in the value of our long-term debt hedge.

•
We deployed $92 million of capital in the first quarter of 2018 toward new investments, including $49 million in Sequoia and third-party RMBS, $26 million in Agency residential CRT securities, and $18 million in Agency multifamily securities.

•
We also deployed $16 million of capital to repurchase shares of Redwood stock at an average price of $14.93 per share during the first quarter. In February 2018, Redwood's Board of Directors approved $39 million of additional share repurchases, increasing the total amount authorized for repurchases to $100 million, all of which remained outstanding as of March 31, 2018.

•	We sold $244 million of securities during the first quarter of 2018, generating $141 million of capital for reinvestment after the repayment of associated debt.

•	We purchased $1.82 billion of residential jumbo loans during the first quarter of 2018. At March 31, 2018, our pipeline of jumbo residential loans identified for purchase was $1.20 billion.

•	Residential loan sales totaled $2.05 billion during the first quarter of 2018 and included $1.75 billion of loans that were securitized and $295 million of whole loan sales to third parties.

•	Our recourse debt to equity leverage ratio was 3.4x at the end of the first quarter of 2018.

Key Earnings Metrics
The following table presents key earnings metrics for the three months ended March 31, 2018.
Table 1 – Key Earnings and Return Metrics

Three Months Ended
(In Thousands, except per Share Data)	March 31, 2018
Net income	$46,845
Net income per diluted common share	$0.50
Annualized GAAP return on equity	15%
REIT taxable income per share	$0.44
Dividends per share	$0.28

A detailed discussion of our first quarter of 2018 net income is included in the Results of Operations section of this MD&A that follows.
Book Value per Share
At March 31, 2018, our book value was $1.22 billion, or $16.12 per share, an increase from $15.83 per share at December 31, 2017. The following table sets forth the changes in our book value per share for the three months ended March 31, 2018.
Table 2 – Changes in Book Value per Share

Three Months Ended
(In Dollars, per share basis)	March 31, 2018
Beginning book value per share	$15.83
Net income	0.50
Changes in unrealized gains on securities, net, from:
Realized gains recognized in net income	(0.09)
Amortization income recognized in net income	(0.04)
Total change in unrealized gains on securities, net	(0.13)
Dividends	(0.28)
Share repurchases	0.01
Equity compensation, net	0.03
Changes in unrealized losses on derivatives hedging long-term debt	0.11
Other, net	0.05
Ending Book Value per Share	$16.12
Our GAAP book value per share increased $0.29 per share to $16.12 per share during the first three months of 2018. This increase was driven primarily by earnings exceeding the dividend payment and an increase in the value of our long-term debt hedge.
Unrealized gains on our available-for-sale securities decreased $0.13 per share during the three months ended March 31, 2018. This decrease primarily resulted from $0.09 per share of previously unrealized net gains that were realized as income from the sale of securities, as well as $0.04 per share of discount accretion income recognized in earnings from the appreciation in the amortized cost basis of our available-for-sale securities.
Higher benchmark interest rates during the first quarter of 2018 resulted in a $0.11 per share increase to book value due to a decrease in unrealized losses on the derivatives hedging a portion of our long-term debt. At March 31, 2018, the cumulative unrealized loss on these derivatives, which is included in our GAAP book value per share, was $0.46 per share.

Capital Allocation Summary
This section provides an overview of our capital position and how it was allocated at March 31, 2018. A detailed discussion of our liquidity and capital resources is provided in the Liquidity and Capital Resources section of this MD&A that follows.
We use a combination of equity and corporate debt (which we collectively refer to as “capital”) to fund our business. Our total capital was $1.80 billion at March 31, 2018, and included $1.22 billion of equity capital and $0.58 billion of the total $2.58 billion of long-term debt on our consolidated balance sheet. This portion of debt included $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, and $140 million of trust-preferred securities due in 2037.
We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse some of our inventory of residential loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is presented separately from allocated capital in the table below. The following table presents how our capital was allocated between business segments and investment types at March 31, 2018.
Table 3 – Capital Allocation Summary

At March 31, 2018
(Dollars in Thousands)	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Investment portfolio
Residential loans (1)	$2,418,805	$(1,999,999)	$418,806	23%

Securities portfolio
Third party residential securities	683,829	(185,629)	498,200	28%
Sequoia residential securities (2)	384,263	(126,966)	257,297	14%
Multifamily securities (3)	377,008	(279,699)	97,309	5%
Total securities portfolio	1,445,100	(592,294)	852,806	47%

Mortgage servicing rights	66,496	—	66,496	4%
Other assets/(liabilities)	155,596	(43,451)	112,145	6%
Cash and liquidity capital			395,319	N/A
(Capital allocated to convertible notes repayment)			(250,000)	N/A
Total investment portfolio	$4,085,997	$(2,635,744)	1,595,572	90%
Residential mortgage banking			200,000	10%
Total			$1,795,572	100%

(1)	Includes $43 million of FHLB stock.

(2)
Sequoia residential securities presented above includes $87 million of securities retained from our consolidated Sequoia Choice securitizations. For GAAP purposes we consolidated $1.01 billion of residential loans and $926 million of non-recourse ABS debt associated with these retained securities.

(3)	Includes $350 million of multifamily securities, $11 million of investment grade CMBS, and $16 million of single-family securities.
Of our $1.80 billion of total capital at March 31, 2018, $1.60 billion (or 90%) was allocated to our investments with the remaining $200 million (or 10%) allocated to our residential mortgage banking activities.
As of March 31, 2018, our cash and liquidity capital included $380 million of capital available for investment or debt repayment. We used a portion of this capital to repay our $250 million of convertible debt that matured in April 2018. To fund new investments going forward, we will consider the most efficient sources of capital both from optimization within our portfolio and from the capital markets.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for the first quarter of 2018 and 2017. Most tables include a "change" column that shows the amount by which the results from 2018 are greater or less than the results from the respective period in 2017. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the first quarter of 2018, compared to the first quarter of 2017.
The following table presents the components of our net income for the three months ended March 31, 2018 and 2017.
Table 4 – Net Income

	Three Months Ended March 31,
(In Thousands, except per Share Data)	2018	2017	Change
Net Interest Income	$35,105	$33,597	$1,508
Non-interest Income
Mortgage banking activities, net	26,576	17,604	8,972
MSR income, net	957	1,713	(756)
Investment fair value changes, net	1,609	1,551	58
Other income	1,161	1,184	(23)
Realized gains, net	9,363	5,703	3,660
Total non-interest income, net	39,666	27,755	11,911
Operating expenses	(23,030)	(18,226)	(4,804)
Net income before income taxes	51,741	43,126	8,615
Provision for income taxes	(4,896)	(6,157)	1,261
Net Income	$46,845	$36,969	$9,876
Diluted earnings per common share	$0.50	$0.43	$0.07
Net Interest Income
The increase in net interest income during the three-month period ended March 31, 2018 primarily resulted from higher interest income driven by both a higher average balance of residential loans held-for-sale and a higher average balance of securities in our investment portfolio from increased capital deployment year over year. These increases were partially offset by higher interest expense on our FHLBC borrowings and higher average balances as well as higher rates on our short-term facilities. A more detailed analysis of the changes in net interest income is presented in the "Net Interest Income" section that follows.
Mortgage Banking Activities, Net
The increase in mortgage banking activities during the three-month periods was predominantly due to higher loan purchase volume in 2018, relative to 2017. A more detailed analysis of the changes in this line item is included in Residential Mortgage Banking portion of the “Results of Operations by Segment” section that follows.
MSR Income, Net
MSR income, net is comprised of the net fee income we earn from our MSR investments as well as changes in their market value and the market value of their associated derivatives. MSR income decreased in 2018, primarily due to lower average balances of MSRs outstanding during 2018, as a result of sales and paydowns.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our residential loans held-for-investment and financed with FHLB borrowings, our investment securities classified as trading, and interest rate hedges associated with each of these investments.

During both three-month periods, the positive investment fair value changes primarily resulted from net increases in the fair value of our trading securities due to tightening credit spreads during each of the periods. In both periods, these increases were partially offset by fair value decreases from principal repayments on loans and securities as well as hedging costs.
Additional detail on our investment fair value changes is included in the Investment Portfolio portion of the “Results of Operations by Segment” section that follows.
Other Income
Other income in both periods presented was primarily comprised of income from our residential loan risk-sharing arrangements with Fannie Mae and Freddie Mac.
Realized Gains, Net
During the first quarter of 2018, we realized gains of $9 million, primarily from the sale of $51 million of AFS securities as part of our portfolio optimization. During the first quarter of 2017, we realized gains of $6 million, primarily from the sale of $19 million of AFS securities.
Operating Expenses
The increase in operating expenses during the three months ended March 31, 2018 was primarily due to an increase in variable compensation expense associated with higher net income for the period. Our variable compensation expense is accrued for ratably over the year as our total projected net income for the year is earned.
Provision for Income Taxes
Our provision for income taxes related almost entirely to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. For the three-month period ended March 31, 2018, the decrease in provision for income taxes was driven primarily by the reduction in the federal corporate tax rate in 2018 resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following tables present the components of net interest income for the three months ended March 31, 2018 and 2017.
Table 5 – Net Interest Income

	Three Months Ended March 31,
	2018			2017
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$12,686	$1,201,028	4.2%	$7,486	$747,148	4.0%
Residential loans - HFI at Redwood (2)	23,799	2,395,596	4.0%	22,038	2,250,377	3.9%
Residential loans - HFI at Legacy Sequoia (2)	4,811	616,499	3.1%	4,838	757,342	2.6%
Residential loans - HFI at Sequoia Choice (2)	8,935	747,875	4.8%	—	—	—%
Trading securities	16,166	918,197	7.0%	8,217	525,688	6.3%
Available-for-sale securities	9,529	363,266	10.5%	11,600	458,450	10.1%
Other interest income	693	239,439	1.2%	449	241,660	0.7%
Total interest income	76,619	6,481,900	4.7%	54,628	4,980,665	4.4%
Interest Expense
Short-term debt facilities	(10,424)	1,369,437	(3.0)%	(4,453)	794,072	(2.2)%
Short-term debt - convertible notes, net	(3,011)	250,346	(4.8)%	—	—	—%
ABS issued - Legacy Sequoia (2)	(3,852)	606,551	(2.5)%	(3,530)	739,430	(1.9)%
ABS issued - Sequoia Choice (2)	(7,549)	671,881	(4.5)%	—	—	—%
Long-term debt - FHLBC	(8,027)	1,999,999	(1.6)%	(3,735)	1,999,999	(0.7)%
Long-term debt - other	(8,651)	575,400	(6.0)%	(9,313)	621,224	(6.0)%
Total interest expense	(41,514)	5,473,614	(3.0)%	(21,031)	4,154,725	(2.0)%
Net Interest Income	$35,105			$33,597

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

The following table presents net interest income by segment for the three months ended March 31, 2018 and 2017.
Table 6 – Net Interest Income by Segment

	Three Months Ended March 31,
(In Thousands)	2018	2017	Change
Net Interest Income by Segment
Investment Portfolio	$38,894	$36,986	$1,908
Residential Mortgage Banking	6,760	4,550	2,210
Corporate/Other	(10,549)	(7,939)	(2,610)
Net Interest Income	$35,105	$33,597	$1,508
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.

The Corporate/Other line item in the table above primarily includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Legacy Sequoia entities. The decrease in corporate net interest income during the three-month period was primarily due to the issuance of $245 million of convertible notes in August 2017. Details regarding consolidated Legacy Sequoia entities are included in the "Results of Consolidated Legacy Sequoia Entities" section that follows.
The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at March 31, 2018.
Table 7 – Interest Expense — Specific Borrowing Costs

March 31, 2018	Residential Loans Held-for-Sale	Residential Securities
Asset yield	4.34%	6.36%
Short-term debt yield	3.51%	3.03%
Net Spread	0.83%	3.33%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.
Results of Operations by Segment
We report on our business using two distinct segments: Investment Portfolio and Residential Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For additional information on our segments, refer to Note 21 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q. The following table presents the segment contribution from our two segments, reconciled to our consolidated net income, for the three months ended March 31, 2018 and 2017.
Table 8 – Segment Results Summary

	Three Months Ended March 31,
(In Thousands)	2018	2017	Change
Segment Contribution from:
Investment Portfolio	$49,070	$45,615	$3,455
Residential Mortgage Banking	20,696	11,853	8,843
Corporate/Other	(22,921)	(20,499)	(2,422)
Net Income	$46,845	$36,969	$9,876
The following sections provide a detailed discussion of the results of operations at each of our two business segments for the three months ended March 31, 2018 and 2017.
The $2 million decrease in net income from Corporate/Other for the three-month periods was primarily due to a $2 million increase in interest expense from convertible debt issued in the third quarter of 2017, and a $2 million increase in corporate operating expenses due to a higher variable compensation accrual commensurate with higher earnings during the first quarter of 2018. This decrease was partially offset by higher income from consolidated Legacy Sequoia entities (the details of which are discussed in the "Results of Consolidated Legacy Sequoia Entities" section that follows).

Investment Portfolio Segment

Our Investment Portfolio segment is primarily comprised of our portfolio of residential mortgage loans held-for-investment and financed through the FHLBC and our real estate securities portfolio. Additionally, beginning in the third quarter of 2017, this segment includes residential loans held-for-investment at our consolidated Sequoia Choice entities.
The following table presents the components of segment contribution for the Investment Portfolio segment for the three months ended March 31, 2018 and 2017.
Table 9 – Investment Portfolio Segment Contribution

	Three Months Ended March 31,
(In Thousands)	2018	2017	Change
Interest income	$58,757	$42,250	$16,507
Interest expense	(19,863)	(5,264)	(14,599)
Net interest income	38,894	36,986	1,908
Non-interest income
MSR income, net	957	1,713	(756)
Investment fair value changes, net	1,590	3,359	(1,769)
Other income	1,161	1,184	(23)
Realized gains, net	9,363	5,703	3,660
Total non-interest income, net	13,071	11,959	1,112
Direct operating expenses	(2,007)	(1,593)	(414)
Segment contribution before income taxes	49,958	47,352	2,606
Provision for income taxes	(888)	(1,737)	849
Total Segment Contribution	$49,070	$45,615	$3,455
The following table presents our primary portfolios of investment assets in our Investment Portfolio segment at March 31, 2018 and December 31, 2017.
Table 10 – Investment Portfolio

(In Thousands)	March 31, 2018	December 31, 2017	Change
Residential loans held-for-investment at Redwood	$2,375,785	$2,434,386	$(58,601)
Residential securities	980,712	1,152,485	(171,773)
Commercial/Multifamily securities	377,008	324,025	52,983
Residential loans held-for-investment at Sequoia Choice (1)	1,013,619	620,062	393,557
Mortgage servicing rights	66,496	63,598	2,898
Other assets	198,615	149,317	49,298
Total Assets at Investment Portfolio	$5,012,235	$4,743,873	$268,362

(1)
Our economic investment in the consolidated Sequoia Choice entities at March 31, 2018 and December 31, 2017 was $88 million and $78 million, respectively. For additional details on our Choice loans, see the subsection titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio" that follows.

Overview
During the first quarter of 2018, we continued our focus on optimizing our investment portfolio by selling assets that had appreciated in value with lower current yields, and redeployed capital into higher-yielding opportunities. Our sales were mostly comprised of Agency CRT, mezzanine, and legacy securities and our purchases mostly comprised of Sequoia and multifamily securities. Through these sales, we captured previously unrealized appreciation, which increased our realized gains during the first quarter of 2018, contributing to the increase in segment contribution for the three-month periods. While benchmark interest rates rose during the first quarter, negatively impacting the fair values of our loan investments and some of our securities, our interest rate hedges offset most of this decline and we saw positive overall net investment fair value changes, resulting from tightening spreads on our loans and multifamily securities.
Net Interest Income
Net interest income from our Investment Portfolio primarily includes interest income from our residential loans held-for-investment and our securities, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Investment Portfolio segment for the three months ended March 31, 2018 and 2017.
Table 11 - Net Interest Income ("NII") from Investment Portfolio

	Three Months Ended March 31,
(In Thousands)	2018	2017	Change
Net interest income from:
HFI residential loans at Redwood	$15,772	$18,303	$(2,531)
HFI residential loans at Sequoia Choice	1,386	—	1,386
Residential securities	19,520	16,913	2,607
Commercial/Multifamily securities	1,888	1,375	513
Other interest income	328	395	(67)
NII from Investment Portfolio	$38,894	$36,986	$1,908

The increase in net interest income from our Investment Portfolio segment during the three-month periods was primarily due to higher net interest income from real estate securities, which mostly resulted from higher average balances in addition to higher yields on these investments. Net interest income also increased from our economic investments in Sequoia Choice securitizations we issued during the last nine months that we consolidate for GAAP purposes. These increases were partially offset by lower net interest income from residential loans HFI, which decreased primarily as a result of higher interest costs from rising benchmark interest rates during the past 12 months.
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

The following table presents the components of investment fair value changes for our Investment Portfolio segment, which is comprised of market valuation gains and losses by investment type, inclusive of fair value changes of associated risk management derivatives, for the three months ended March 31, 2018 and 2017.
Table 12 - Investment Portfolio Fair Value Changes, Net by Investment Type

	Three Months Ended March 31,
(In Thousands)	2018	2017	Change
Market valuation changes:
Residential loans held-for-investment at Redwood	$(2,738)	$(6,399)	$3,661
Net investments in Sequoia Choice entities (1)	(86)	—	(86)
Residential trading securities	912	3,960	(3,048)
Commercial/Multifamily trading securities	3,641	6,120	(2,479)
Other valuation changes	(139)	(322)	183
Investment Fair Value Changes, Net	$1,590	$3,359	$(1,769)

(1)
Includes changes in fair value of the residential loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our retained investments (senior and subordinate securities) at the consolidated VIEs.

During the three months ended March 31, 2018 and 2017, the negative investment fair value changes from loans and their associated derivatives primarily resulted from reductions in the fair value of loans from the loss of premium from principal repayments as well as hedging costs, partially offset by increases in fair value from tighter spreads on these investments during those periods. The increase in fair values from securities and their associated derivatives during both periods primarily resulted from tighter spreads on these investments, partially offset by hedging costs and decreases in fair value from reductions in the basis of IO securities from associated principal repayments.
MSR Income, net
The following table presents the components of MSR income, net for the three months ended March 31, 2018 and 2017.
Table 13 – MSR Income, net

	Three Months Ended March 31,
(In Thousands)	2018	2017
Net servicing fee income	$3,204	$5,527
Changes in fair value of MSR from the receipt of expected cash flows	(1,454)	(2,413)
MSR reversal of provision for repurchases	—	5
MSR income before the effect of changes in interest rates and other assumptions	1,750	3,119
Changes in fair value of MSRs from interest rates and other assumptions (1)	4,346	(657)
Changes in fair value of associated derivatives	(5,139)	(749)
Total net effect of changes in assumptions and rates	(793)	(1,406)
MSR Income, Net	$957	$1,713

(1)	Primarily reflects changes in prepayment assumptions on our MSRs due to changes in benchmark interest rates.
MSR income declined for the first three months of 2018 as compared with the same period last year, primarily due to the sale of our conforming MSRs in 2017.

Realized Gains, net
During the three months ended March 31, 2018, we realized gains of $9 million, primarily from the sale of $51 million of AFS securities. During the three months ended March 31, 2017, we realized gains of $6 million, primarily from the sale of $19 million of AFS securities.
Direct Operating Expenses and Provision for Income Taxes
The increase in operating expenses at our Investment Portfolio segment for the three-month periods was primarily attributable to higher variable compensation that was accrued in-line with higher overall net income earned during the first quarter of 2018.
The provision for income taxes at our Investment Portfolio segment primarily results from GAAP income earned at our TRS from MSRs and certain securities. For the three-month period ended March 31, 2018, the decrease in the tax provision primarily resulted from the reduction of the federal corporate tax rate due to the Tax Act.
Residential Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three months ended March 31, 2018 and 2017.
Table 14 – Residential Loans Held-for-Investment at Redwood - Activity

	Three Months Ended March 31,
(In Thousands)	2018	2017
Fair value at beginning of period	$2,434,386	$2,261,016
Transfers between portfolios (1)	55,775	184,996
Principal repayments	(74,954)	(93,666)
Changes in fair value, net	(39,422)	(2,333)
Fair Value at End of Period	$2,375,785	$2,350,013

(1)	Represents the net transfers of loans into our Investment Portfolio segment from our Residential Mortgage Banking segment and their reclassification from held-for-sale to held-for-investment.
The decrease in the balance of loans held-for-investment during the three months ended March 31, 2018 was primarily due to a decrease in fair value of the loans during this period, resulting from rising benchmark interest rates. As our loans held-for-investment are generally fixed-rate and sensitive to changes in interest rates, we utilize various interest rate derivatives to hedge our interest rate risk for these investments. As a result of rising interest rates during the three months ended March 31, 2018, interest rate derivatives associated with these investments increased in value by $36 million.
At March 31, 2018, $2.38 billion of loans were held by our FHLB-member subsidiary and were financed with $2.00 billion of borrowings from the FHLBC. In connection with these borrowings, our FHLB-member subsidiary is required to hold $43 million of FHLB stock.
At March 31, 2018, the weighted average maturity of these FHLB borrowings was approximately seven years and they had a weighted average cost of 1.74% per annum. This interest cost resets every 13 weeks and we seek to fix the interest cost of these FHLB borrowings over their weighted average maturity by using a combination of swaps, TBAs and other derivatives.
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

The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at March 31, 2018.
Table 15 – Characteristics of Residential Real Estate Loans Held-for-Investment at Redwood

March 31, 2018
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$2,076,772	4.09%
Fixed - 15, 20, & 25 year	69,003	3.66%
Hybrid	242,818	4.10%
Total Outstanding Principal	$2,388,593
The outstanding loans held-for-investment at Redwood at March 31, 2018 were prime-quality, first lien loans, of which 96% were originated between 2013 and 2018 and 4% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 771 (at origination) and the weighted average loan-to-value ("LTV") ratio was 66% (at origination). At March 31, 2018, three of these loans with a total unpaid principal balance of $2 million were greater than 90 days delinquent and none of these loans were in foreclosure.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type in our Investment Portfolio segment for the three months ended March 31, 2018.
Table 16 – Real Estate Securities Activity by Collateral Type

Three Months Ended March 31, 2018	Residential			Commercial (2)	Total
(In Thousands)	Senior (1)	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$249,838	$331,452	$571,195	$324,025	$1,476,510
Acquisitions
Sequoia securities	12,491	—	3,905	—	16,396
Third-party securities	—	11,344	33,438	83,287	128,069
Sales
Sequoia securities	—	(26,082)	(12,052)	—	(38,134)
Third-party securities	(9,155)	(81,432)	(88,488)	(26,663)	(205,738)
Gains on sales and calls, net	2,492	2,081	4,790	—	9,363
Effect of principal payments (3)	(7,348)	(2,811)	(2,362)	(3,186)	(15,707)
Change in fair value, net	(646)	(6,438)	(5,500)	(455)	(13,039)
Ending Fair Value (4)	$247,672	$228,114	$504,926	$377,008	$1,357,720

(1)	Includes $38 million of re-REMIC securities at March 31, 2018.

(2)	Our commercial securities are primarily comprised of Agency multifamily securities.

(3)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

(4)
Excludes $87 million of securities retained from our consolidated Sequoia Choice securitizations at March 31, 2018. For additional details on our Choice loans, see the subsection titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio" that follows.

During the three months ended March 31, 2018, we sold $244 million of mostly lower-yielding securities as part of our ongoing portfolio optimization activities.
At March 31, 2018, our securities consisted of fixed-rate assets (62%), adjustable-rate assets (30%), hybrid assets that reset within the next year (7%), and hybrid assets that reset between 12 and 36 months (1%). For the portions of our securities portfolio that are sensitive to changes in interest rates, we seek to minimize this interest rate risk by using various derivative instruments.

We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our residential securities that were financed with repurchase debt at March 31, 2018.
Table 17 – Real Estate Securities Financed with Repurchase Debt

March 31, 2018	Real Estate Securities (1)	Repurchase Debt	Allocated Capital	Weighted Average Price(2)	Financing Haircut(3)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Senior	$127,240	$(112,142)	$15,098	$98	12%
Mezzanine (4)	236,854	(200,453)	36,401	96	15%
Total Residential Securities	364,094	(312,595)	51,499	97	14%
Commercial/Multifamily Securities	356,619	(279,699)	76,920	95	22%
Total	$720,713	$(592,294)	$128,419

(1)	Amounts represent carrying value of securities, which are held at GAAP fair value.

(2)	GAAP fair value per $100 of principal.

(3)	Allocated capital divided by GAAP fair value.

(4)	Includes $57 million of securities retained from our consolidated Sequoia Choice securitizations at March 31, 2018.
At March 31, 2018, we had short-term debt incurred through repurchase facilities of $592 million, which was secured by $721 million of real estate securities. The remaining $724 million of our securities were financed with capital. Our repo borrowings were made under facilities with eight different counterparties, and the weighted average cost of funds for these facilities during the first quarter of 2018 was approximately 2.81% per annum.
At March 31, 2018, the securities we financed through repurchase facilities had no material credit issues. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.
The majority of the $127 million of senior securities noted in the table above are supported by seasoned residential loans originated prior to 2008. The $237 million of mezzanine securities financed through repurchase facilities at March 31, 2018 carry investment grade credit ratings and are supported by residential loans originated between 2012 and 2018. The loans underlying these securities have experienced minimal delinquencies to date. The $357 million of multifamily securities financed through repurchase facilities at March 31, 2018 carry investment grade credit ratings with 7%-8% of structural credit enhancement.

The following table presents our real estate securities at March 31, 2018 and December 31, 2017, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, mezzanine, and subordinate). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 18 – Real Estate Securities by Vintage and Type

March 31, 2018	Sequoia 2012-2018	Third Party 2013-2018	Agency CRT 2013-2018	Third Party <=2008	Total Residential Securities	Commercial 2015-2018	Total Real Estate Securities
(In Thousands)
Senior (1)	$49,299	$30,734	$—	$167,639	$247,672	$—	$247,672
Mezzanine (2)	117,443	110,671	—	—	228,114	377,008	605,122
Subordinate (1)	130,141	109,424	245,654	19,707	504,926	—	504,926
Total Securities (3)	$296,883	$250,829	$245,654	$187,346	$980,712	$377,008	$1,357,720

December 31, 2017	Sequoia 2012-2017	Third Party 2013-2017	Agency CRT 2013-2017	Third Party <=2008	Total Residential Securities	Commercial 2015-2017	Total Real Estate Securities
(In Thousands)
Senior (1)	$33,773	$33,517	$—	$182,548	$249,838	$—	$249,838
Mezzanine (2)	147,466	183,985	—	—	331,451	324,025	655,476
Subordinate (1)	139,442	108,455	300,713	22,586	571,196	—	571,196
Total Securities (3)	$320,681	$325,957	$300,713	$205,134	$1,152,485	$324,025	$1,476,510

(1)
At March 31, 2018 and December 31, 2017, senior Sequoia and third-party securities included $82 million and $70 million of IO securities, respectively. At both March 31, 2018 and December 31, 2017, subordinate third-party securities included $12 million of IO securities.

(2)	Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

(3)
Excludes $87 million and $78 million of securities retained from our consolidated Sequoia Choice securitizations at March 31, 2018 and December 31, 2017, respectively. For GAAP purposes we consolidated $1.01 billion of residential loans and $926 million of non-recourse ABS debt associated with these retained securities.

The following tables present the components of the interest income we earned on AFS securities for the three months ended March 31, 2018 and 2017.
Table 19 – Interest Income — AFS Securities

Three Months Ended March 31, 2018					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$1,826	$2,486	$4,312	$131,064	5.57%	7.59%	13.16%
Mezzanine	766	316	1,082	73,112	4.19%	1.73%	5.92%
Subordinate	2,877	1,258	4,135	159,090	7.23%	3.16%	10.39%
Total AFS Securities	$5,469	$4,060	$9,529	$363,266	6.02%	4.47%	10.49%

Three Months Ended March 31, 2017					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$2,209	$3,116	$5,325	$165,351	5.34%	7.54%	12.88%
Mezzanine	1,419	654	2,073	147,592	3.85%	1.77%	5.62%
Subordinate	2,711	1,491	4,202	145,507	7.45%	4.10%	11.55%
Total AFS Securities	$6,339	$5,261	$11,600	$458,450	5.53%	4.59%	10.12%

Residential Loans Held-for-Investment at Sequoia Choice Portfolio

During the third and fourth quarters of 2017 and the three months ended March 31, 2018, we issued three securitizations primarily comprised of expanded-prime Choice loans. We consolidate the Sequoia Choice securitization entities for financial reporting purposes in accordance with GAAP. These entities are independent of Redwood and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia Choice entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At March 31, 2018, the estimated fair value of our economic investments in the consolidated Sequoia Choice entities was $88 million, and was comprised of retained senior and subordinate securities.
The following tables present the statements of income for the three months ended March 31, 2018 and 2017 and the balance sheets of the consolidated Sequoia Choice entities at March 31, 2018 and December 31, 2017. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 20 – Consolidated Sequoia Choice Entities Statements of Income

	Three Months Ended March 31,
(In Thousands)	2018	2017	Change
Interest income	$8,935	$—	$8,935
Interest expense	(7,549)	—	(7,549)
Net interest income	1,386	—	1,386
Investment fair value changes, net	(86)	—	(86)
Net Income from Consolidated Sequoia Choice Entities	$1,300	$—	$1,300
Table 21 – Consolidated Sequoia Choice Entities Balance Sheets

(In Thousands)	March 31, 2018	December 31, 2017
Residential loans, held-for-investment, at fair value	$1,013,619	$620,062
Other assets	4,064	2,528
Total Assets	$1,017,683	$622,590
Other liabilities	$3,445	$2,035
Asset-backed securities issued, at fair value	926,238	542,140
Total liabilities	929,683	544,175
Equity (fair value of Redwood's retained investments in entities)	88,000	78,415
Total Liabilities and Equity	$1,017,683	$622,590
The following table presents residential loan activity at the consolidated Sequoia Choice entities for the three months ended March 31, 2018 and 2017.
Table 22 – Residential Loans Held-for-Investment at Sequoia Choice - Activity

	Three Months Ended March 31,
(In Thousands)	2018	2017
Balance at beginning of period	$620,062	$—
New securitization issuance	451,860
Principal repayments	(50,027)	—
Changes in fair value, net	(8,276)	—
Balance at End of Period	$1,013,619	$—

During the three months ended March 31, 2018, we had net transfers of $452 million of consolidated Sequoia Choice loans from our Residential Mortgage banking segment to our Investment Portfolio segment. The outstanding loans held-for-investment at our Sequoia Choice entities at March 31, 2018 were primarily comprised of prime-quality, first lien, 30-year, fixed-rate loans and were originated in 2012 or later. The gross weighted average coupon of these loans was 4.62%, the weighted average FICO score of borrowers backing these loans was 742 (at origination) and the weighted average original LTV ratio was 74% (at origination). At both March 31, 2018 and December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
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
The following table provides the activity for MSRs for the three months ended March 31, 2018.
Table 23 – MSR Activity

(In Thousands)	Three Months Ended March 31, 2018
Balance at beginning of period	$63,598
Market valuation adjustments	2,898
Balance at End of Period	$66,496
The following table presents characteristics of our MSR investments and their associated loans at March 31, 2018.
Table 24 – Characteristics of MSR Investments Portfolio

(Dollars in Thousands)	March 31, 2018
Unpaid principal balance	$5,421,541
Fair value of MSRs	$66,496
MSR values as percent of unpaid principal balance	1.23%
Gross cash yield (1)	0.27%
Number of loans	8,528
Average loan size	$636
Average coupon	3.96%
Average loan age (months)	44
Average original loan-to-value	67%
Average original FICO score	770
60+ day delinquencies	0.20%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended March 31, 2018, by the weighted average notional balance of loans associated with MSRs we owned during that period.

At March 31, 2018, nearly all of our MSRs were comprised of base MSRs and we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At both March 31, 2018 and December 31, 2017, we had $1 million of servicer advances outstanding related to our MSRs, which are presented in Other assets on our consolidated balance sheets.

Residential Mortgage Banking Segment
The following table presents the components of segment contribution for the Residential Mortgage Banking segment for the three months ended March 31, 2018 and 2017.
Table 25 – Residential Mortgage Banking Segment Contribution

	Three Months Ended March 31,
(In Thousands)	2018	2017	Change
Interest income	$12,897	$7,474	$5,423
Interest expense	(6,137)	(2,924)	(3,213)
Net interest income	6,760	4,550	2,210
Mortgage banking activities, net	26,576	17,604	8,972
Direct operating expenses	(8,632)	(5,881)	(2,751)
Segment contribution before income taxes	24,704	16,273	8,431
Provision for income taxes	(4,008)	(4,420)	412
Segment Contribution	$20,696	$11,853	$8,843
The following tables provide the activity of unsecuritized residential loans during the three months ended March 31, 2018 and 2017.
Table 26 – Residential Loans Held-for-Sale — Activity

	Three Months Ended March 31,
	2018			2017
(In Thousands)	Select	Choice	Total	Select	Choice	Total
Balance at beginning of period	$1,101,356	$326,589	$1,427,945	$765,058	$70,341	$835,399
Acquisitions	1,267,930	547,364	1,815,294	966,837	141,468	1,108,305
Sales	(1,590,741)	(3,790)	(1,594,531)	(1,275,133)	(102,505)	(1,377,638)
Transfers between portfolios (1)	—	(507,616)	(507,616)	(107,313)	(77,683)	(184,996)
Principal repayments	(13,234)	(3,783)	(17,017)	(10,876)	(2,118)	(12,994)
Changes in fair value, net	794	5,316	6,110	6,824	1,707	8,531
Balance at End of Period	$766,105	$364,080	$1,130,185	$345,397	$31,210	$376,607

(1)
Represents the net transfers of loans out of our Residential Mortgage Banking segment into our Investment Portfolio segment and their reclassification from held-for-sale to held-for-investment. Includes $452 million of Choice loans securitized during the first quarter of 2018, which were not treated as sales for GAAP purposes and continue to be reported on our consolidated balance sheets within our Investment Portfolio segment.

Overview
During the first three months of 2018, we purchased $1.82 billion of predominately prime residential jumbo loans, securitized $1.30 billion of jumbo Select loans that were accounted for as sales, and sold $295 million of jumbo loans to third parties. Additionally, we transferred $452 million of jumbo Choice loans that did not qualify for sales accounting treatment under GAAP to Sequoia securitization entities and we had net transfers of $56 million of loans to our Investment Portfolio segment that were financed with borrowings from the FHLBC. Our pipeline of loans identified for purchase at March 31, 2018 included $1.20 billion of jumbo loans.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At March 31, 2018, we had $662 million of warehouse debt outstanding to fund our residential loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the first quarter of 2018 was 3.23% per annum. Our warehouse capacity at March 31, 2018 totaled $1.43 billion across four separate counterparties, which should continue to provide sufficient liquidity to fund our residential mortgage banking operations in the near-term.

Our residential mortgage banking operations created investments that allowed us to deploy $30 million of capital into our investment portfolio during the first three months of 2018. At March 31, 2018, we had 454 loan sellers, up from 451 at the end of 2017. This included 178 jumbo sellers and 276 sellers from various FHLB districts participating in the FHLB's MPF Direct program.
Net Interest Income
Net interest income from residential mortgage banking is primarily comprised of interest income earned on residential loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on our consolidated balance sheet.
The increase in net interest income during the three-month periods was primarily due to a higher average balance of residential loans held in inventory net of higher warehouse borrowings used to finance our residential loans held-for-sale during the first three months of 2018.
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
Table 27 – Components of Residential Mortgage Banking Activities, Net

	Three Months Ended March 31,
(In Thousands)	2018	2017	Change
Changes in fair value of:
Residential loans, at fair value (1)	$(2,194)	$18,797	$(20,991)
Risk management derivatives (2)	28,432	(1,400)	29,832
Other income, net (3)	338	207	131
Total Residential Mortgage Banking Activities, Net	$26,576	$17,604	$8,972

(1)	Includes changes in fair value for loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.
The increase in mortgage banking activities, net for the three-month period ended March 31, 2018 as compared to the prior year period, was mostly the result of higher loan purchase volume in the first quarter of 2018 as compared to 2017, with the majority of the increase being from Choice loans.
Loan purchase commitments ("LPCs"), adjusted for fallout expectations, were $1.72 billion for the three months ended March 31, 2018. Our gross margins for our jumbo loans, which we define as net interest income plus income from mortgage banking activities, divided by LPCs, benefited from tightening credit spreads on securitizations during the first three months of 2018 and remained above our long-term expectations.

At both March 31, 2018 and December 31, 2017, we had repurchase reserves of $4 million outstanding related to residential loans sold through this segment. For the three months ended March 31, 2018 and 2017, we recorded repurchase provisions of $0.3 million and $0.2 million, respectively, that were included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at March 31, 2018.
Table 28 – Characteristics of Residential Loans Held-for-Sale

March 31, 2018	Principal Value	Weighted Average Coupon
(Dollars in Thousands)
First Lien Prime
Fixed - 30 year	$1,063,061	4.42%
Fixed - 10, 15, 20, & 25 year	23,154	4.09%
Hybrid	36,750	3.78%
ARM	441	2.32%
Total Outstanding Principal	$1,123,406
Operating Expenses and Taxes
Operating expenses for this segment primarily include costs associated with the underwriting, purchase and sale of jumbo residential loans. Operating expenses increased primarily as a result of higher variable compensation expenses which was commensurate with higher overall company earnings during the three months ended March 31, 2018.
All residential mortgage banking activities are performed at our taxable REIT subsidiary and the provision for income taxes is generally correlated to the amount of this segment's contribution before income taxes in relation to the TRS's overall GAAP income and associated tax provision. The decrease in provision for income taxes resulted primarily from the reduction of the federal corporate tax rate due to the Tax Act.
Results of Consolidated Legacy Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Legacy Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At March 31, 2018, the estimated fair value of our investments in the consolidated Legacy Sequoia entities was $14 million.

The following tables present the statements of income (loss) for the three months ended March 31, 2018 and 2017 and the balance sheets of the consolidated Legacy Sequoia entities at March 31, 2018 and December 31, 2017. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 29 – Consolidated Legacy Sequoia Entities Statements of Income (Loss)

	Three Months Ended March 31,
(In Thousands)	2018	2017	Change
Interest income	$4,812	$4,838	$(26)
Interest expense	(3,852)	(3,516)	(336)
Net interest income	960	1,322	(362)
Investment fair value changes, net	(8)	(1,810)	1,802
Net Income (Loss) from Consolidated Legacy Sequoia Entities	$952	$(488)	$1,440

Table 30 – Consolidated Legacy Sequoia Entities Balance Sheets

(In Thousands)	March 31, 2018	December 31, 2017
Residential loans, held-for-investment, at fair value	$626,151	$632,817
Other assets	4,016	4,367
Total Assets	$630,167	$637,184
Other liabilities	$534	$537
Asset-backed securities issued, at fair value	615,849	622,445
Total liabilities	616,383	622,982
Equity (fair value of Redwood's retained investments in entities)	13,784	14,202
Total Liabilities and Equity	$630,167	$637,184

Net Interest Income at Consolidated Legacy Sequoia Entities
The decrease in net interest income for the three-month periods was primarily attributable to the continued paydown of loans at the consolidated entities.
Investment Fair Value Changes, net at Consolidated Legacy Sequoia Entities

Investment fair value changes, net at consolidated Legacy Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities, which netted together represent the change in value of our retained investments in the consolidated Legacy Sequoia entities. The decrease in negative investment fair value changes in the three-month periods was primarily related to the decline in fair value changes on retained IO securities, as prepayments on the loans underlying these securities slowed in 2018.
Residential Loans at Consolidated Legacy Sequoia Entities
The following table provides details of residential loan activity at consolidated Legacy Sequoia entities for the three months ended March 31, 2018 and 2017.
Table 31 – Residential Loans at Consolidated Legacy Sequoia Entities — Activity

	Three Months Ended March 31,
(In Thousands)	2018	2017
Balance at beginning of period	$632,817	$791,636
Principal repayments	(34,222)	(53,461)
Transfers to REO	(1,268)	(968)
Changes in fair value, net	28,824	8,414
Balance at End of Period	$626,151	$745,621
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise all of the loans in the consolidated Legacy Sequoia entities and were primarily originated in 2006 or prior. For outstanding loans at consolidated Legacy Sequoia entities at March 31, 2018, the weighted average FICO score of borrowers backing these loans was 728 (at origination) and the weighted average original LTV ratio was 66% (at origination). At March 31, 2018 and December 31, 2017, the unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $23 million and $25 million, respectively, of which the unpaid principal balance of loans in foreclosure was $9 million and $10 million, respectively.

Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three months ended March 31, 2018 and 2017.
Table 32 – Taxable Income

	Three Months Ended March 31,
(In Thousands, except per Share Data)	2018 est. (1)	2017 est. (1)
REIT taxable income	$33,474	$16,679
Taxable REIT subsidiary income	24,081	5,215
Total Taxable Income	$57,555	$21,894

REIT taxable income per share	$0.44	$0.22
Total taxable income per share	$0.76	$0.29

Distributions to shareholders	$21,195	$21,569
Distributions to shareholders per share	$0.28	$0.28

(1)	Our tax results for the three months ended March 31, 2018 and 2017 are estimates until we file tax returns for these years.

Under normal circumstances, our minimum REIT dividend requirement would be 90% of our annual REIT taxable income. However, we currently maintain a $57 million federal net operating loss carry forward (NOL) at the REIT that affords us the option of retaining REIT taxable income up to the NOL amount, tax free, rather than distributing it as dividends. Federal income tax rules require the dividends paid deduction to be applied to reduce REIT taxable income before the applicability of NOLs is considered. It is possible that our estimated REIT taxable income will exceed our dividend distributions in 2018; therefore, we may utilize a portion of our NOL in 2018 and any remaining amount will carry forward into 2019.

We currently expect all or nearly all of the distributions to shareholders in 2018 will be taxable as dividend income and a smaller portion, if any, will be a return of capital, which is generally non-taxable. Additionally, a portion of our 2018 dividend distributions are expected to be characterized as long-term capital gains for federal income tax purposes.
Tax Provision under GAAP

For the three months ended March 31, 2018 and 2017, we recorded tax provisions of $5 million and $6 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The reduction in tax provision year-over-year was primarily the result of the lower federal corporate tax rate resulting from the Tax Act, even though the GAAP income earned at our TRS was higher than the prior year period. Our TRS effective tax rate in 2018 is expected to be approximately equal to the federal corporate tax rate. The income or loss generated at our TRS will not directly affect the tax characterization of our 2018 dividends.

Realization of our DTAs is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2017, we reported net federal ordinary and capital deferred tax liabilities ("DTLs"), and, as such, had no associated valuation allowance. As a result of GAAP income at our TRS, we forecast that we will report net federal ordinary and capital DTLs at December 31, 2018 and consequently no valuation allowance is expected to be recorded against any federal DTA. Consistent with prior periods, we continued to maintain a valuation allowance against our net state DTAs. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations.

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
The table below reconciles our estimated total taxable income to our GAAP income for the three months ended March 31, 2018.
Table 33 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Three Months Ended March 31, 2018
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$51,501	$10,851	$62,352	$76,619	$(14,267)
Interest expense	(20,913)	(9,353)	(30,266)	(41,514)	11,248
Net interest income	30,588	1,498	32,086	35,105	(3,019)
Realized credit losses	(736)	—	(736)	—	(736)
Mortgage banking activities, net	—	26,530	26,530	26,576	(46)
MSR income, net	—	3,746	3,746	957	2,789
Investment fair value changes, net	397	(100)	297	1,609	(1,312)
Operating expenses	(13,355)	(8,316)	(21,671)	(23,030)	1,359
Other income	383	222	605	1,161	(556)
Realized gains, net	16,285	542	16,827	9,363	7,464
Provision for income taxes	(88)	(41)	(129)	(4,896)	4,767
Net Income	$33,474	$24,081	$57,555	$46,845	$10,710

Income per basic common share	$0.44	$0.32	$0.76	$0.60	$0.16
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
Our total capital was $1.80 billion at March 31, 2018, and included $1.22 billion of equity capital and $0.58 billion of the total $2.58 billion of long-term debt on our consolidated balance sheet. This portion of debt included $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, and $140 million of trust-preferred securities due in 2037.
As of March 31, 2018, we estimate that our available capital was approximately $380 million. We used a portion of this capital to repay our $250 million of convertible debt that matured in April 2018.
In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. During the year ended December 31, 2017, we repurchased 610,342 shares of our common stock pursuant to this authorization for $9 million. At December 31, 2017, approximately $77 million of this current authorization remained available for the repurchase of shares of our common stock. During January 2018, we repurchased 1,040,829 shares of our common stock pursuant to this authorization for $16 million.
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At March 31, 2018, $100 million of the current authorization remained available for the repurchase of shares of our common stock. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital described above.
While we believe our available capital is sufficient to fund our currently contemplated investment activities and repay existing debt, we may raise capital from time-to-time to make long-term investments or for other purposes. To the extent we seek additional capital to fund our operations and investment activities, our approach to raising capital will continue to be based on what we believe to be in the best long-term interests of shareholders.
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
Cash Flows and Liquidity for the Three Months Ended March 31, 2018
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.

Cash Flows from Operating Activities
Cash flows from operating activities were negative $143 million during the three months ended March 31, 2018. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $79 million and negative $4 million during the first three months of 2018 and 2017, respectively. Offsetting the negative cash flows from operating activities during the first three months of 2018 were $51 million of net cash inflows associated with margin funding requirements for our derivatives and short-term debt, which are presented as Other assets and Accrued expenses and other liabilities on our consolidated balance sheets.
Cash Flows from Investing Activities
During the three months ended March 31, 2018, our net cash provided by investing activities was $293 million and primarily resulted from principal payments on loans held-for-investment at Redwood and at our consolidated Sequoia entities, and principal payments from, and proceeds from net sales of, real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to meet our operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities.
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
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the three months ended March 31, 2018, we had transfers of residential loans from held-for-sale to held-for-investment classification, and also retained securities from Sequoia securitizations we sponsored, which represent non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the three months ended March 31, 2018, our net cash used in financing activities was $116 million. This primarily resulted from $434 million of net repayments of short-term debt and $85 million of repayments of ABS issued. These cash outflows were partially offset by proceeds of $442 million from the issuance of asset-backed securities from our Sequoia Choice securitization.
 In December 2017, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2018. In February 2018, the Board of Directors declared a regular dividend of $0.28 per share for the first quarter of 2018, which was payable on March 29, 2018 to shareholders of record on March 15, 2018. As a result, during the three months ended March 31, 2018, we paid $22 million of cash dividends on our common stock.
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
At March 31, 2018, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $662 million (secured by residential loans with an aggregate fair value of $718 million) and a total uncommitted borrowing limit of $1.43 billion. In addition, at March 31, 2018, we had an aggregate outstanding short-term debt balance of $592 million under eight securities repurchase facilities, which were secured by securities with a fair market value of $721 million. At March 31, 2018, the fair value of our real estate securities pledged as collateral included $57 million of securities retained from our consolidated Sequoia Choice securitizations. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value of $5 million) at March 31, 2018.

During the second quarter of 2017, $288 million principal amount of our convertible notes due in 2018 and $2 million of associated unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the second quarter of 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At March 31, 2018, the outstanding principal amount of these notes was $250 million. In April 2018, we repaid these $250 million convertible notes and all related accrued interest in full.
At March 31, 2018, we had $1.50 billion of short-term debt outstanding. During the first three months of 2018, the highest balance of our short-term debt outstanding was $2.26 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At March 31, 2018, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the three months ended March 31, 2018, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through a five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At March 31, 2018, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.74% per annum and a weighted average maturity of seven years. At March 31, 2018, accrued interest payable on these borrowings was $5 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.37 billion at March 31, 2018. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At March 31, 2018, our subsidiary held $43 million of FHLBC stock that is included in Other assets on our consolidated balance sheets.
Convertible Notes
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. After deducting the underwriting discount and issuance costs, we received approximately $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At March 31, 2018, the outstanding principal amount of these notes was $245 million. At March 31, 2018, the accrued interest payable balance on this debt was $1 million.
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. During the first quarter of 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At March 31, 2018, the outstanding principal amount of these notes was $201 million. At March 31, 2018, the accrued interest payable balance on this debt was $4 million.

In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due 2018. After deducting the underwriting discount and issuance costs, we received approximately $279 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes was approximately 4.8% per annum. During the second quarter of 2017, $288 million principal amount of these convertible notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the second quarter of 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. At March 31, 2018, the outstanding principal amount of these notes was $250 million. At March 31, 2018, the accrued interest payable balance on this debt was $5 million. In April 2018, we repaid these $250 million convertible notes and all related accrued interest in full.

Trust Preferred Securities and Subordinated Notes
At March 31, 2018, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% and must be redeemed no later than 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.8% per annum. These swaps are accounted for as cash flow hedges with all interest recorded as a component of net interest income and other valuation changes recorded as a component of equity.
 Asset-Backed Securities
At March 31, 2018, there were $662 million (principal balance) of loans owned at consolidated Legacy Sequoia securitization entities, which were funded with $655 million (principal balance) of ABS issued at these entities. In addition, at March 31, 2018, there were $996 million (principal balance) of loans owned at the consolidated Sequoia Choice securitization entities, which were funded with $906 million (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsections titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio" and "Results of Consolidated Legacy Sequoia Entities" in the Results of Operations section of this MD&A for additional details on these entities.
Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition of residential mortgage loans (including those we acquire in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2017, under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”

Our sources of debt financing include short-term secured borrowings under residential loan warehouse facilities, short-term securities repurchase facilities, a $10 million committed line of short-term secured credit from a bank, and secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, under its borrowing facility with the FHLBC.

Aggregate borrowing limits are stated under certain of these facilities, and certain other facilities have no stated borrowing limit, but each of the facilities (with the exception of the $10 million committed line of short-term secured credit) is uncommitted, which means that any request we make to borrow funds under these uncommitted facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. In general, financing under these facilities is obtained by transferring or pledging mortgage loans or securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred or pledged assets). While transferred or pledged assets are financed under a facility, to the extent the market value of the assets declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. Margin call provisions under these facilities are further described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2017 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2017 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Financial Covenants Associated with Short-Term Debt and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2017 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”

Because these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Market Risks.” In addition, with respect to residential loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Market Risks,” if and when those loans or securities become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility. Additionally, our access to financing under the borrowing facility with the FHLBC is subject to the risks described under the heading “Risk Factors - Recently adopted Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

At March 31, 2018, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at March 31, 2018 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at March 31, 2018 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
In the ordinary course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on the balance sheet, while others are off-balance sheet or recorded on the balance sheet in amounts different from the full contract or notional amount of the transaction.
For additional information on our contractual obligations, see the Off-Balance Sheet Arrangements and Contractual Obligations section in the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
For additional information on our commitments and contingencies as of March 31, 2018, see Note 14 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors.
We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, including the timing and amount of purchases, sales, calls, and repayment of consolidated assets, changes in the fair values of consolidated assets and liabilities, increases or decreases in earnings from mortgage banking activities, and certain non-recurring events. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues and estimates. Our critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements are included in the "Critical Accounting Policies and Estimates" section of Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
Market Risks
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Other Risks
In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
NEW ACCOUNTING STANDARDS
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2017.

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
There have been no changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleged claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at March 31, 2018, approximately $126 million of principal and $11 million of interest payments had been made in respect of the Seattle Certificate. As of March 31, 2018, the Seattle Certificate had a remaining outstanding principal amount of approximately $8 million. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at March 31, 2018, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. As of March 31, 2018, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.

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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At March 31, 2018, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. During the year ended December 31, 2017, we repurchased 610,342 shares of common stock pursuant to this authorization for $9 million. At December 31, 2017, approximately $77 million of this current authorization remained available for the repurchase of shares of our common stock. During January 2018, we repurchased 1,040,829 shares of our common stock pursuant to this authorization for $16 million.
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At March 31, 2018, $100 million of this current authorization remained available for the repurchase of shares of our common stock.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2018.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
January 1, 2018 - January 31, 2018	1,043	$14.93	1,041	$—
February 1, 2018 - February 28, 2018	—	$—	—	$—
March 1, 2018 - March 31, 2018	23	$14.65	—	$100,000
Total	1,066	$14.93	1,041	$100,000
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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017;
(ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017;
(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2018 and 2017;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2018 and 2017;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and
(vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	May 8, 2018	By:	/s/ Martin S. Hughes
Martin S. Hughes
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2018	By:	/s/ Collin L. Cochrane
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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017;
(ii) Consolidated Statements of Income for the three months ended March 31, 2018 and 2017;
(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2018 and 2017;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2018 and 2017;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and
(vi) Notes to Consolidated Financial Statements.