Form 10-Q
period 2018-06-30
REDWOOD TRUST INC
filed 2018-08-08
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	82,929,990 shares outstanding as of August 6, 2018

REDWOOD TRUST, INC.
2018 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	June 30, 2018	December 31, 2017
ASSETS (1)
Residential loans, held-for-sale, at fair value	$1,104,660	$1,427,945
Residential loans, held-for-investment, at fair value	4,386,510	3,687,265
Real estate securities, at fair value	1,453,936	1,476,510
Cash and cash equivalents	184,779	144,663
Restricted cash	15,285	2,144
Accrued interest receivable	29,066	27,013
Derivative assets	65,645	15,718
Other assets	272,670	258,564
Total Assets	$7,512,551	$7,039,822

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt (2)	$1,426,288	$1,938,682
Accrued interest payable	21,925	18,435
Derivative liabilities	55,929	63,081
Accrued expenses and other liabilities	79,571	67,729
Asset-backed securities issued, at fair value	1,929,662	1,164,585
Long-term debt, net	2,770,221	2,575,023
Total liabilities	6,283,596	5,827,535
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 75,742,719 and 76,599,972 issued and outstanding	757	766
Additional paid-in capital	1,665,749	1,673,845
Accumulated other comprehensive income	75,620	85,248
Cumulative earnings	1,369,933	1,290,341
Cumulative distributions to stockholders	(1,883,104)	(1,837,913)
Total equity	1,228,955	1,212,287
Total Liabilities and Equity	$7,512,551	$7,039,822
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2018 and December 31, 2017, assets of consolidated VIEs totaled $2,082,771 and $1,259,774, respectively. At June 30, 2018 and December 31, 2017, liabilities of consolidated VIEs totaled $1,935,299 and $1,167,157, respectively. See Note 4 for further discussion.

(2)
At December 31, 2017, balance includes $250 million of convertible notes, which were reclassified from Long-term debt, net to Short-term debt as the notes matured in April 2018. See Note 10 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2018	2017	2018	2017
Interest Income
Residential loans	$55,514	$36,635	$105,745	$70,997
Real estate securities	26,296	21,826	51,991	41,643
Other interest income	1,166	763	1,859	1,212
Total interest income	82,976	59,224	159,595	113,852
Interest Expense
Short-term debt	(13,175)	(9,350)	(26,610)	(13,803)
Asset-backed securities issued	(16,349)	(3,705)	(27,750)	(7,235)
Long-term debt	(18,689)	(11,179)	(35,367)	(24,227)
Total interest expense	(48,213)	(24,234)	(89,727)	(45,265)
Net Interest Income	34,763	34,990	69,868	68,587
Non-interest Income
Mortgage banking activities, net	10,596	12,046	37,172	29,650
Investment fair value changes, net	889	8,115	2,498	9,666
Other income, net	3,322	3,764	5,440	6,661
Realized gains, net	4,714	1,372	14,077	7,075
Total non-interest income, net	19,521	25,297	59,187	53,052
Operating expenses	(19,009)	(18,641)	(42,039)	(36,867)
Net Income before Provision for Income Taxes	35,275	41,646	87,016	84,772
Provision for income taxes	(2,528)	(5,322)	(7,424)	(11,479)
Net Income	$32,747	$36,324	$79,592	$73,293

Basic earnings per common share	$0.42	$0.46	$1.02	$0.93
Diluted earnings per common share	$0.38	$0.43	$0.88	$0.85
Regular dividends declared per common share	$0.30	$0.28	$0.58	$0.56
Basic weighted average shares outstanding	75,380,715	76,819,703	75,388,638	76,779,178
Diluted weighted average shares outstanding	100,431,993	97,494,144	104,291,180	97,718,550

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2018	2017	2018	2017
Net Income	$32,747	$36,324	$79,592	$73,293
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities (1)	(3,104)	1,811	(7,341)	4,741
Reclassification of unrealized gain on available-for-sale securities to net income	(4,748)	(2,322)	(14,135)	(6,250)
Net unrealized gain (loss) on interest rate agreements	3,417	(2,429)	11,848	(696)
Reclassification of unrealized loss on interest rate agreements to net income	—	14	—	28
Total other comprehensive (loss) income	(4,435)	(2,926)	(9,628)	(2,177)
Total Comprehensive Income	$28,312	$33,398	$69,964	$71,116
——————

(1)
Amounts are presented net of tax benefit (provision) of $0.2 million and $0.1 million for the three and six months ended June 30, 2018, respectively, and $0.1 million and $(0.1) million for the three and six months ended June 30, 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2018

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2017	76,599,972	$766	$1,673,845	$85,248	$1,290,341	$(1,837,913)	$1,212,287
Net income	—	—	—	—	79,592	—	79,592
Other comprehensive loss	—	—	—	(9,628)	—	—	(9,628)
Employee stock purchase and incentive plans	183,576	1	(195)	—	—	—	(194)
Non-cash equity award compensation	—	—	7,633	—	—	—	7,633
Share repurchases	(1,040,829)	(10)	(15,534)	—	—	—	(15,544)
Common dividends declared	—	—	—	—	—	(45,191)	(45,191)
June 30, 2018	75,742,719	$757	$1,665,749	$75,620	$1,369,933	$(1,883,104)	$1,228,955

For the Six Months Ended June 30, 2017

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2016	76,834,663	$768	$1,676,486	$71,853	$1,149,935	$(1,749,614)	$1,149,428
Net income	—	—	—	—	73,293	—	73,293
Other comprehensive loss	—	—	—	(2,177)	—	—	(2,177)
Employee stock purchase and incentive plans	282,212	3	(2,388)	—	—	—	(2,385)
Non-cash equity award compensation	—	—	5,377	—	—	—	5,377
Common dividends declared	—	—	—	—	—	(44,112)	(44,112)
June 30, 2017	77,116,875	$771	$1,679,475	$69,676	$1,223,228	$(1,793,726)	$1,179,424

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$79,592	$73,293
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(7,963)	(9,638)
Depreciation and amortization of non-financial assets	582	605
Purchases of held-for-sale loans	(3,772,494)	(2,309,856)
Proceeds from sales of held-for-sale loans	2,966,508	2,031,326
Principal payments on held-for-sale loans	30,656	22,093
Net settlements of derivatives	40,426	776
Non-cash equity award compensation expense	7,633	5,377
Market valuation adjustments	(34,136)	(30,743)
Realized gains, net	(14,077)	(7,075)
Net change in:
Accrued interest receivable and other assets	32,478	(26,226)
Accrued interest payable and accrued expenses and other liabilities	(3,582)	(16,840)
Net cash used in operating activities	(674,377)	(266,908)
Cash Flows From Investing Activities:
Principal payments on loans held-for-investment	335,720	258,267
Purchases of real estate securities	(319,975)	(236,036)
Proceeds from sales of real estate securities	352,563	99,121
Principal payments on real estate securities	33,974	34,752
Sales (purchases) of mortgage servicing rights, net	6,064	42,861
(Funding) payments of participation in loan warehouse facility, net	(34,333)	—
Other investing activities, net	(9,999)	—
Net cash provided by investing activities	364,014	198,965
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	3,219,350	2,070,873
Repayments on short-term debt	(3,731,917)	(1,855,233)
Proceeds from issuance of asset-backed securities	925,845	—
Repayments on asset-backed securities issued	(181,781)	(103,371)
Proceeds from issuance of long-term debt	199,000	—
Deferred long-term debt issuance costs paid	(4,940)	—
Net settlements of derivatives	(237)	(72)
Net proceeds from issuance of common stock	177	145
Net payments on repurchase of common stock	(16,315)	—
Taxes paid on equity award distributions	(371)	(2,530)
Dividends paid	(45,191)	(44,112)
Net cash provided by financing activities	363,620	65,700
Net increase (decrease) in cash, cash equivalents and restricted cash	53,257	(2,243)
Cash, cash equivalents and restricted cash at beginning of period (1)	146,807	221,467
Cash, cash equivalents, and restricted cash at end of period (1)	$200,064	$219,224
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$83,781	$44,274
Taxes	3,722	1,040
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$43,513	$38,051
Retention of mortgage servicing rights from loan securitizations and sales	—	7,387
Transfers from loans held-for-sale to loans held-for-investment	1,069,326	247,377
Transfers from loans held-for-investment to loans held-for-sale	—	459
Transfers from residential loans to real estate owned	1,835	2,044
Transfers from long-term debt to short-term debt	—	285,900
——————

(1)
Cash, cash equivalents, and restricted cash at June 30, 2018 includes cash and cash equivalents of $185 million and restricted cash of $15 million, and at December 31, 2017 includes cash and cash equivalents of $145 million and restricted cash of $2 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Our primary sources of income are net interest income from our investment portfolios and non-interest income from our mortgage banking activities. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and other liabilities. Income from mortgage banking activities is generated through the acquisition of loans and their subsequent sale or securitization.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at June 30, 2018 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2018 should not be construed as indicative of the results to be expected for the full year.
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
For financial reporting purposes, the underlying loans owned at the consolidated Sequoia entities are shown under Residential loans, held-for-investment, at fair value on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we recorded interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as other income and expenses associated with these entities' activities. See Note 11 for further discussion on ABS issued.
See Note 4 for further discussion on principles of consolidation.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our 2017 Annual Report on Form 10-K is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial position and results of operations for the three and six months ended June 30, 2018.
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
June 30, 2018
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
June 30, 2018
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses." This new guidance provides a new impairment model that is based on expected losses rather than incurred losses to determine the allowance for credit losses. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning December 15, 2018. We currently have only a small balance of loans receivable that are not carried at fair value and would be subject to this new guidance for allowance for credit losses. Separately, we account for our available-for-sale securities under the other-than-temporary impairment ("OTTI") model for debt securities. This new guidance requires that credit impairments on our available-for-sale securities be recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. Subsequent reversals in credit loss estimates are recognized in income. We plan to adopt this new guidance by the required date and continue to evaluate the impact that this update will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. This new guidance retains a dual lease accounting model, which requires leases to be classified as either operating or capital leases for lessees, for purposes of income statement recognition. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," which provides more specific guidance on certain aspects of Topic 842. Additionally, in July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements." This new ASU introduces an additional transition method which allows entities to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As discussed in Note 13, our only material leases are those related to our leased office space, for which future payments under these leases totaled $17 million at June 30, 2018. Upon adoption of this standard in the first quarter of 2019, we will record a right-of-use asset and lease liability equal to the present value of these future lease payments discounted at our incremental borrowing rate. Based on our initial evaluation of this new guidance, and taking into consideration our current in-place leases, we do not expect that its adoption will have a material impact on our consolidated financial statements. We will continue evaluating this new standard and caution that any changes in our business or additional leases we may enter into could change our initial assessment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at June 30, 2018 and December 31, 2017.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
June 30, 2018 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$59,468	$—	$59,468	$(12,372)	$(6,803)	$40,293
TBAs	3,186	—	3,186	(2,568)	(481)	137
Total Assets	$62,654	$—	$62,654	$(14,940)	$(7,284)	$40,430

Liabilities (2)
Interest rate agreements	$(44,730)	$—	$(44,730)	$12,372	$32,358	$—
TBAs	(6,372)	—	(6,372)	2,568	3,804	—
Futures	(126)	—	(126)	—	126	—
Loan warehouse debt	(719,394)	—	(719,394)	719,394	—	—
Security repurchase agreements	(706,894)	—	(706,894)	706,894	—	—
Total Liabilities	$(1,477,516)	$—	$(1,477,516)	$1,441,228	$36,288	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
June 30, 2018
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
Analysis of Consolidated VIEs
At June 30, 2018, we consolidated certain of our Legacy Sequoia and Sequoia Choice securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At June 30, 2018, the estimated fair value of our investments in the consolidated Legacy Sequoia and Sequoia Choice entities was $13 million and $135 million, respectively. The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

June 30, 2018	Legacy Sequoia	Sequoia Choice	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$592,029	$1,481,145	$2,073,174
Restricted cash	147	10	157
Accrued interest receivable	835	5,956	6,791
REO	2,649	—	2,649
Total Assets	$595,660	$1,487,111	$2,082,771
Accrued interest payable	$589	$5,038	$5,627
Accrued expenses and other liabilities	—	10	10
Asset-backed securities issued	582,235	1,347,427	1,929,662
Total Liabilities	$582,824	$1,352,475	$1,935,299

Number of VIEs	20	4	24

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 42 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
The following table presents information related to securitization transactions that occurred during the three and six months ended June 30, 2018 and 2017.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Principal balance of loans transferred	$1,127,665	$348,599	$2,408,133	$1,384,123
Trading securities retained, at fair value	33,757	10,287	46,248	30,990
AFS securities retained, at fair value	2,047	1,905	5,952	7,060
MSRs recognized	—	—	—	7,123

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table summarizes the cash flows during the three and six months ended June 30, 2018 and 2017 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Proceeds from new transfers	$1,104,094	$351,485	$2,393,781	$1,373,509
MSR fees received	3,397	3,698	6,811	7,173
Funding of compensating interest, net	(31)	(41)	(56)	(79)
Cash flows received on retained securities	7,410	6,588	14,453	12,961
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during the three and six months ended June 30, 2018 and 2017.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
At Date of Securitization	MSRs	Senior IO Securities	Subordinate Securities	MSRs	Senior IO Securities	Subordinate Securities
Prepayment rates	N/A	10%	10%	N/A	10%	10%
Discount rates	N/A	14%	5%	N/A	14%	5%
Credit loss assumptions	N/A	0.20%	0.20%	N/A	0.25%	0.25%

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
At Date of Securitization	MSRs	Senior IO Securities	Subordinate Securities	MSRs	Senior IO Securities	Subordinate Securities
Prepayment rates	N/A	9%	10%	9%	10%	10%
Discount rates	N/A	14%	5%	11%	12%	5%
Credit loss assumptions	N/A	0.20%	0.20%	N/A	0.25%	0.25%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents additional information at June 30, 2018 and December 31, 2017, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	June 30, 2018	December 31, 2017
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$127,861	$101,426
Subordinate securities, classified as AFS	164,498	219,255
Mortgage servicing rights	63,176	60,980
Maximum loss exposure (1)	$355,535	$381,661
Assets transferred:
Principal balance of loans outstanding	$10,277,901	$8,364,148
Principal balance of loans 30+ days delinquent	30,571	27,926

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at June 30, 2018 and December 31, 2017.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

June 30, 2018	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at June 30, 2018	$63,176	$59,628	$232,731
Expected life (in years) (2)	9	7	15
Prepayment speed assumption (annual CPR) (2)	7%	10%	10%
Decrease in fair value from:
10% adverse change	$1,742	$2,142	$603
25% adverse change	4,221	5,100	1,487
Discount rate assumption (2)	11%	11%	6%
Decrease in fair value from:
100 basis point increase	$2,571	$2,204	$22,194
200 basis point increase	4,972	4,249	41,045
Credit loss assumption (2)	N/A	0.20%	0.20%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,384
25% higher losses	N/A	—	3,444

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2017	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2017	$60,980	$33,773	$286,908
Expected life (in years) (2)	8	6	13
Prepayment speed assumption (annual CPR) (2)	9%	10%	11%
Decrease in fair value from:
10% adverse change	$2,022	$1,371	$611
25% adverse change	4,839	3,289	1,506
Discount rate assumption (2)	11%	11%	5%
Decrease in fair value from:
100 basis point increase	$2,386	$1,158	$25,827
200 basis point increase	4,597	2,265	47,885
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,551
25% higher losses	N/A	—	3,873

(1)	Senior securities included $60 million and $34 million of interest-only securities at June 30, 2018 and December 31, 2017, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at June 30, 2018, grouped by security type.
Table 4.7 – Third-Party Sponsored VIE Summary

(Dollars in Thousands)	June 30, 2018	December 31, 2017
Mortgage-Backed Securities
Senior	$226,191	$177,191
Mezzanine	536,700	38,875
Subordinate	398,686	939,763
Total Investments in Third-Party Sponsored VIEs	$1,161,577	$1,155,829
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
June 30, 2018
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
June 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2018 and December 31, 2017.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$1,104,545	$1,104,545	$1,427,052	$1,427,052
At lower of cost or fair value	115	135	893	993
Residential loans, held-for-investment
At fair value	4,386,510	4,386,510	3,687,265	3,687,265
Trading securities	1,054,295	1,054,295	968,844	968,844
Available-for-sale securities	399,641	399,641	507,666	507,666
Cash and cash equivalents	184,779	184,779	144,663	144,663
Restricted cash	15,285	15,285	2,144	2,144
Accrued interest receivable	29,066	29,066	27,013	27,013
Derivative assets	65,645	65,645	15,718	15,718
MSRs (1)	64,674	64,674	63,598	63,598
REO (1)	2,649	3,534	3,354	3,806
Margin receivable (1)	49,538	49,538	85,044	85,044
FHLBC stock (1)	43,393	43,393	43,393	43,393
Guarantee asset (1)	2,936	2,936	2,869	2,869
Pledged collateral (1)	42,201	42,201	42,615	42,615
Participation in loan warehouse facility (1)	41,658	41,658	—	—
Liabilities
Short-term debt facilities	$1,426,288	$1,426,288	$1,688,412	$1,688,412
Accrued interest payable	21,925	21,925	18,435	18,435
Margin payable (2)	7,282	7,282	390	390
Guarantee obligation (2)	18,124	17,903	19,487	18,878
Derivative liabilities	55,929	55,929	63,081	63,081
ABS issued at fair value, net	1,929,662	1,929,662	1,164,585	1,164,585
FHLBC long-term borrowings	1,999,999	1,999,999	1,999,999	1,999,999
Convertible notes, net	631,663	639,204	686,759	692,369
Trust preferred securities and subordinated notes, net	138,559	107,415	138,535	103,230

(1)	These assets are included in Other assets on our consolidated balance sheets.

(2)	These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
During the three and six months ended June 30, 2018, we elected the fair value option for $60 million and $72 million of residential senior securities, $161 million and $289 million of subordinate securities, and $1.93 billion and $3.73 billion of residential loans (principal balance), respectively. We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to securitizations, as well as for MSRs retained from sales of residential loans, and for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at June 30, 2018 and December 31, 2017, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2018	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,491,055	$—	$—	$5,491,055
Trading securities	1,054,295	—	—	1,054,295
Available-for-sale securities	399,641	—	—	399,641
Derivative assets	65,645	3,186	59,468	2,991
MSRs	64,674	—	—	64,674
Pledged collateral	42,201	42,201	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	2,936	—	—	2,936

Liabilities
Derivative liabilities	$55,929	$6,498	$44,730	$4,701
ABS issued	1,929,662	—	—	1,929,662

December 31, 2017	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,114,317	$—	$—	$5,114,317
Trading securities	968,844	—	—	968,844
Available-for-sale securities	507,666	—	—	507,666
Derivative assets	15,718	134	10,164	5,420
MSRs	63,598	—	—	63,598
Pledged collateral	42,615	42,615	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	2,869	—	—	2,869

Liabilities
Derivative liabilities	$63,081	$3,808	$55,567	$3,706
ABS issued	1,164,585	—	—	1,164,585

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2018.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets						Liabilities
	Residential Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives(1)	ABS Issued
(In Thousands)
Beginning balance - December 31, 2017	$5,114,317	$968,844	$507,666	$63,598	$2,869	$1,714	$1,164,585
Acquisitions	3,766,510	361,535	5,952	—	—	—	925,845
Sales	(3,002,879)	(260,119)	(92,110)	(1,077)	—	—	—
Principal paydowns	(365,392)	(11,748)	(22,226)	—	—	—	(181,782)
Gains (losses) in net income, net	(19,665)	(4,217)	21,930	2,153	67	(9,681)	21,014
Unrealized losses in OCI, net	—	—	(21,571)	—	—	—	—
Other settlements, net (2)	(1,836)	—	—	—	—	6,257	—
Ending Balance - June 30, 2018	$5,491,055	$1,054,295	$399,641	$64,674	$2,936	$(1,710)	$1,929,662

(1)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase and forward sale commitments, are presented on a net basis.

(2)
Other settlements, net for residential loans represents the transfer of loans to REO, and for derivatives, the settlement of forward sale commitments and the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at June 30, 2018 and 2017. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and six months ended June 30, 2018 and 2017 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2018 and 2017 Included in Net Income

	Included in Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Assets
Residential loans at Redwood	$(12,981)	$16,506	$(51,029)	$19,738
Residential loans at consolidated Sequoia entities	367	11,038	20,914	19,452
Trading securities	(1,989)	15,880	(6,011)	24,529
Available-for-sale securities	(56)	(128)	(56)	(245)
MSRs	689	(2,038)	4,610	(1,354)
Loan purchase commitments	2,835	994	2,901	1,111
Other assets - Guarantee asset	(120)	(558)	66	(804)

Liabilities
Loan purchase commitments	$(4,646)	$—	$(4,687)	$—
ABS issued	(279)	(11,977)	(21,014)	(22,516)
The following table presents information on assets recorded at fair value on a non-recurring basis at June 30, 2018. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at June 30, 2018.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2018

					Gain (Loss) for
June 30, 2018	Carrying Value	Fair Value Measurements Using			Three Months Ended	Six Months Ended
(In Thousands)		Level 1	Level 2	Level 3	June 30, 2018	June 30, 2018
Assets
REO	$1,841	$—	$—	$1,841	$(4)	$(127)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and six months ended June 30, 2018 and 2017.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$6,122	$5,784	$10,896	$14,316
Residential loan purchase and forward sale commitments	(2,758)	10,406	(9,726)	20,671
Risk management derivatives, net	6,150	(5,310)	34,582	(6,710)
Total mortgage banking activities, net (1)	$9,514	$10,880	$35,752	$28,277
Investment Fair Value Changes, Net
Residential loans held-for-investment, at Redwood	$(15,010)	$8,354	$(53,995)	$6,021
Trading securities	(930)	18,926	(3,885)	30,069
Valuation adjustments on commercial loans held-for-sale	—	300	—	300
Net investments in Legacy Sequoia entities (2)	(720)	(987)	(728)	(2,797)
Net investments in Sequoia Choice entities (2)	1,072	—	986	—
Risk-sharing investments	(209)	(513)	(348)	(718)
Risk management derivatives, net	16,742	(17,838)	60,524	(22,965)
Impairments on AFS securities	(56)	(127)	(56)	(244)
Total investment fair value changes, net	$889	$8,115	$2,498	$9,666
Other Income, Net
MSRs	$(745)	$(6,421)	$2,147	$(9,491)
MSR risk management derivatives, net	(1,122)	3,040	(6,261)	2,291
Total other income, net (3)	$(1,867)	$(3,381)	$(4,114)	$(7,200)
Total Market Valuation Gains, Net	$8,536	$15,614	$34,136	$30,743

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

(3)	Other income, net presented above does not include net MSR fee income or provisions for repurchases for MSRs, as these amounts do not represent market valuation adjustments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

At June 30, 2018, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2017. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

June 30, 2018	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$2,676,132	Whole loan spread to TBA price	$2.00	-	$3.28		$2.97
		Whole loan spread to swap rate	90	-	206	bps	202	bps

Jumbo hybrid loans	276,844	Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate	75	-	160	bps	133	bps

Jumbo loans committed to sell	464,905	Whole loan committed sales price	$100.58	-	$101.94		$101.45

Loans held by Legacy Sequoia (1)	592,029	Liability price			N/A		N/A

Loans held by Sequoia Choice (1)	1,481,145	Liability price			N/A		N/A

Trading and AFS securities	1,453,936	Discount rate	3	-	14%		6%
		Prepayment rate (annual CPR)	—	-	50%		9%
		Default rate	—	-	27%		2%
		Loss severity	—	-	40%		22%

MSRs	64,674	Discount rate	11	-	43%		11%
		Prepayment rate (annual CPR)	6	-	26%		7%
		Per loan annual cost to service	$82	-	$82		$82

Guarantee asset	2,936	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	8	-	8%		8%

REO	1,841	Loss severity	13	-	43%		29%

Liabilities
ABS issued (1)	1,929,662	Discount rate	3	-	15%		4%
		Prepayment rate (annual CPR)	8	-	32%		19%
		Default rate	—	-	8%		2%
		Loss severity	20	-	60%		21%

Loan purchase commitments, net (2)	1,710	MSR multiple	1.0	-	5.3	x	3.5	x
		Pull-through rate	13	-	100%		72%
		Whole loan spread to TBA price	$2.25	-	$3.28		$3.28
		Whole loan spread to swap rate - fixed rate	90	-	206	bps	204	bps
		Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate - hybrid	75	-	140	bps	107	bps

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
June 30, 2018
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
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at June 30, 2018, we received dealer price indications on 75% of our securities, representing 84% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
LPC and FSC fair values for jumbo loans are estimated based on the estimated fair values of the underlying loans (as described in "Residential loans at Redwood" above). In addition, fair values for LPCs are estimated based on the probability that the mortgage loan will be purchased (the "Pull-through rate") (Level 3).
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
June 30, 2018
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
Financial Instruments Carried at Amortized Cost
Participation in loan warehouse facility
Our participation in a loan warehouse facility is carried at amortized cost (Level 2).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at June 30, 2018 and December 31, 2017.
Table 6.1 – Classifications and Carrying Values of Residential Loans

June 30, 2018		Legacy	Sequoia
(In Thousands)	Redwood	Sequoia	Choice	Total
Held-for-sale
At fair value	$1,104,545	$—	$—	$1,104,545
At lower of cost or fair value	115	—	—	115
Total held-for-sale	1,104,660	—	—	1,104,660
Held-for-investment at fair value	2,313,336	592,029	1,481,145	4,386,510
Total Residential Loans	$3,417,996	$592,029	$1,481,145	$5,491,170

December 31, 2017		Legacy	Sequoia
(In Thousands)	Redwood	Sequoia	Choice	Total
Held-for-sale
At fair value	$1,427,052	$—	$—	$1,427,052
At lower of cost or fair value	893	—	—	893
Total held-for-sale	1,427,945	—	—	1,427,945
Held-for-investment at fair value	2,434,386	632,817	620,062	3,687,265
Total Residential Loans	$3,862,331	$632,817	$620,062	$5,115,210
At June 30, 2018, we owned mortgage servicing rights associated with $2.72 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 6. Residential Loans - (continued)

Residential Loans Held-for-Sale
At Fair Value
At June 30, 2018, we owned 1,547 loans held-for-sale at fair value with an aggregate unpaid principal balance of $1.09 billion and a fair value of $1.10 billion, compared to 2,009 loans with an aggregate unpaid principal balance of $1.41 billion and a fair value of $1.43 billion at December 31, 2017. At June 30, 2018, one of these loans with a fair value of $0.6 million was greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2017, one of these loans with a fair value of $0.5 million was greater than 90 days delinquent and none of these loans were in foreclosure.
During the three and six months ended June 30, 2018, we purchased $1.93 billion and $3.73 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $1.92 billion and $3.93 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $6 million and $11 million, respectively, through Mortgage banking activities, net on our consolidated statements of income. At June 30, 2018, loans held-for-sale with a market value of $786 million were pledged as collateral under short-term borrowing agreements.
During the three and six months ended June 30, 2017, we purchased $1.20 billion and $2.29 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $0.67 billion and $2.04 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $6 million and $14 million, respectively, through Mortgage banking activities, net on our consolidated statements of income.
At Lower of Cost or Fair Value
At June 30, 2018 and December 31, 2017, we held two and four residential loans, respectively, at the lower of cost or fair value with $0.2 million and $1 million in outstanding principal balance, respectively, and carrying values of $0.1 million and $1 million, respectively. At June 30, 2018, none of these loans were greater than 90 days delinquent or in foreclosure. At December 31, 2017, one of these loans with an unpaid principal balance of $0.3 million was greater than 90 days delinquent and none of these loans were in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At June 30, 2018, we owned 3,224 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.34 billion and a fair value of $2.31 billion, compared to 3,292 loans with an aggregate unpaid principal balance of $2.41 billion and a fair value of $2.43 billion at December 31, 2017. At June 30, 2018, three of these loans with a total fair value of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three and six months ended June 30, 2018, we transferred loans with a fair value of $32 million and $88 million, respectively, from held-for-sale to held-for-investment. During the three and six months ended June 30, 2018, we did not transfer loans from held-for-investment to held-for-sale. During the three and six months ended June 30, 2018, we recorded net market valuation losses of $15 million and $54 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At June 30, 2018, loans with a fair value of $2.31 billion were pledged as collateral under a borrowing agreement with the FHLBC.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 6. Residential Loans - (continued)

At June 30, 2018, the outstanding loans held-for-investment at Redwood were prime-quality, first lien loans, of which 96% were originated between 2013 and 2018, and 4% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 770 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 66% (at origination). At June 30, 2018, these loans were comprised of 90% fixed-rate loans with a weighted average coupon of 4.08%, and the remainder were hybrid or ARM loans with a weighted average coupon of 4.09%.
At Consolidated Legacy Sequoia Entities
At June 30, 2018, we owned 2,924 held-for-investment loans at consolidated Legacy Sequoia entities, with an aggregate unpaid principal balance of $623 million and a fair value of $592 million, as compared to 3,178 loans at December 31, 2017, with an aggregate unpaid principal balance of $698 million and a fair value of $633 million. At origination, the weighted average FICO score of borrowers backing these loans was 728, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality.
At June 30, 2018 and December 31, 2017, the unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $18 million and $25 million, respectively, of which the unpaid principal balance of loans in foreclosure was $7 million and $10 million, respectively. During the three and six months ended June 30, 2018, we recorded net market valuation gains of $4 million and $33 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. During the three and six months ended June 30, 2017, we recorded net market valuation gains of $11 million and $19 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the associated ABS issued. The net impact to our income statement associated with our retained economic investment in the Legacy Sequoia securitization entities is presented in Note 5.
At Consolidated Sequoia Choice Entities
At June 30, 2018, we owned 1,990 held-for-investment loans at the consolidated Sequoia Choice entities, with an aggregate unpaid balance of $1.46 billion and a fair value of $1.48 billion, as compared to 806 loans at December 31, 2017 with an aggregate unpaid principal balance of $605 million and a fair value of $620 million. At origination, the weighted average FICO score of borrowers backing these loans was 743, the weighted average LTV ratio of these loans was 74%, and the loans were all first lien and prime-quality. At both June 30, 2018 and December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three and six months ended June 30, 2018, we transferred loans with a fair value of $530 million and $982 million, respectively, from held-for-sale to held-for-investment associated with Choice securitizations. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with Choice securitizations. The net impact to our income statement associated with our retained economic investment in the Sequoia Choice securitization entities is presented in Note 5.
Note 7. Real Estate Securities
We invest in real estate securities that we acquire from third parties or create and retain from our Sequoia securitizations. The following table presents the fair values of our real estate securities by type at June 30, 2018 and December 31, 2017.
Table 7.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	June 30, 2018	December 31, 2017
Trading	$1,054,295	$968,844
Available-for-sale	399,641	507,666
Total Real Estate Securities	$1,453,936	$1,476,510

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 7. Real Estate Securities - (continued)

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
Trading Securities
The following table presents the fair value of trading securities by position and collateral type at June 30, 2018 and December 31, 2017.
Table 7.2 – Trading Securities by Position and Collateral Type

(In Thousands)	June 30, 2018	December 31, 2017
Senior	$138,329	$69,974
Mezzanine	600,629	563,475
Subordinate	315,337	335,395
Total Trading Securities	$1,054,295	$968,844
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and commercial/multifamily securities. At June 30, 2018, trading securities with a carrying value of $613 million as well as $88 million of securities retained from our consolidated Sequoia Choice securitizations were pledged as collateral under short-term borrowing agreements. See Note 10 for additional information on short-term debt.
At June 30, 2018 and December 31, 2017, our senior trading securities included $89 million and $70 million of interest-only securities, respectively, for which there is no principal balance, and the remaining unpaid principal balance of our senior trading securities was $50 million and zero, respectively. Our interest-only securities included $39 million and $15 million of A-IO-S securities at June 30, 2018 and December 31, 2017, respectively, which are securities we retained from certain of our Sequoia securitizations that represent certificated servicing strips.
At June 30, 2018 and December 31, 2017, our mezzanine and subordinate trading securities had an unpaid principal balance of $1.01 billion and $943 million, respectively, and included $240 million and $301 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $68 million and $68 million, respectively, of Sequoia securities, $209 million and $206 million, respectively, of other third-party residential securities, and $399 million and $324 million, respectively, of third-party commercial/multifamily securities.
During the three and six months ended June 30, 2018, we acquired $233 million and $378 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $62 million and $244 million, respectively, of such securities. During the three and six months ended June 30, 2017, we acquired $107 million and $261 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $51 million and $60 million, respectively, of such securities.
During the three and six months ended June 30, 2018, we recorded net market valuation losses of $1 million and $4 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income. During the three and six months ended June 30, 2017, we recorded net market valuation gains of $19 million and $30 million, respectively, on trading securities, included in Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 7. Real Estate Securities - (continued)

AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at June 30, 2018 and December 31, 2017.
Table 7.3 – Available-for-Sale Securities by Position and Collateral Type

(In Thousands)	June 30, 2018	December 31, 2017
Senior (1)	$147,490	$179,864
Mezzanine	37,263	92,002
Subordinate	214,888	235,800
Total AFS Securities	$399,641	$507,666

(1)
Includes $34 million and $39 million of re-REMIC securities at June 30, 2018 and December 31, 2017, respectively. Re-REMIC securities were created through the resecuritization of certain senior security interests to provide additional credit support to those interests. These re-REMIC securities are therefore subordinate to the remaining senior security interests, but senior to any subordinate tranches of the securitization from which they were created.

At June 30, 2018 and December 31, 2017, all of our available-for-sale securities were comprised of residential mortgage-backed securities. At June 30, 2018, AFS securities with a carrying value of $145 million were pledged as collateral under short-term borrowing agreements. See Note 10 for additional information on short-term debt.
During the three and six months ended June 30, 2018, we purchased $2 million and $6 million of AFS securities, respectively, and sold $41 million and $92 million of AFS securities, respectively, which resulted in net realized gains of $5 million and $14 million, respectively. During the three and six months ended June 30, 2017, we purchased $2 million and $27 million of AFS securities, respectively, and sold $19 million and $38 million of AFS securities, respectively, which resulted in net realized gains of $3 million and $8 million, respectively.
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
At June 30, 2018, there were less than $0.1 million of AFS securities with contractual maturities less than five years, $2 million with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at June 30, 2018 and December 31, 2017.
Table 7.4 – Carrying Value of AFS Securities

June 30, 2018
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$152,651	$38,036	$312,983	$503,670
Credit reserve	(8,187)	—	(34,004)	(42,191)
Unamortized discount, net	(34,376)	(3,993)	(131,721)	(170,090)
Amortized cost	110,088	34,043	147,258	291,389
Gross unrealized gains	38,153	3,220	68,236	109,609
Gross unrealized losses	(751)	—	(606)	(1,357)
Carrying Value	$147,490	$37,263	$214,888	$399,641

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 7. Real Estate Securities - (continued)

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
The following table presents the changes for the three and six months ended June 30, 2018, in unamortized discount and designated credit reserves on residential AFS securities.
Table 7.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$40,616	$178,302	$46,549	$183,753
Amortization of net discount	—	(3,848)	—	(7,908)
Realized credit losses	(385)	—	(1,341)	—
Acquisitions	2,251	495	4,787	2,130
Sales, calls, other	(299)	(4,907)	(1,066)	(14,679)
Impairments	56	—	56	—
(Release of) transfers to credit reserves, net	(48)	48	(6,794)	6,794
Ending Balance	$42,191	$170,090	$42,191	$170,090
AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at June 30, 2018 and December 31, 2017.
Table 7.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
June 30, 2018	$18,610	$(606)	$18,004	$25,887	$(751)	$25,136
December 31, 2017	8,637	(132)	8,505	28,557	(1,235)	27,322
At June 30, 2018, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 145 AFS securities, of which 10 were in an unrealized loss position and three were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2017, our consolidated balance sheet included 167 AFS securities, of which nine were in an unrealized loss position and three were in a continuous unrealized loss position for 12 consecutive months or longer.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 7. Real Estate Securities - (continued)

Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $1 million at June 30, 2018. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At June 30, 2018, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
For the three and six months ended June 30, 2018, other-than-temporary impairments were $0.3 million, of which $0.1 million were recognized through our consolidated statements of income and $0.2 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at June 30, 2018.
Table 7.7 – Significant Valuation Assumptions

June 30, 2018	Range for Securities
Prepayment rates	6%	-	10%
Projected losses	0.20%	-	3%
The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at June 30, 2018 and 2017, for which a portion of an OTTI was recognized in other comprehensive income.
Table 7.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Balance at beginning of period	$20,924	$26,390	$21,037	$28,261
Additions
Initial credit impairments	43	81	43	178
Subsequent credit impairments	—	47	—	47
Reductions
Securities sold, or expected to sell	—	(716)	(99)	(2,282)
Securities with no outstanding principal at period end	—	—	(14)	(402)
Balance at End of Period	$20,967	$25,802	$20,967	$25,802

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 7. Real Estate Securities - (continued)

Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and six months ended June 30, 2018 and 2017.
Table 7.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Gross realized gains - sales	$4,674	$2,555	$14,037	$7,647
Gross realized gains - calls	43	66	43	677
Gross realized losses - sales	(3)	—	(3)	—
Gross realized losses - calls	—	(497)	—	(497)
Total Realized Gains on Sales and Calls of AFS Securities, net	$4,714	$2,124	$14,077	$7,827
Note 8. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at June 30, 2018 and December 31, 2017.
Table 8.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	June 30, 2018		December 31, 2017
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$59,468	$2,675,500	$10,122	$1,765,000
TBAs	3,186	1,230,000	133	295,000
Futures	—	—	1	7,500
Swaptions	—	—	42	200,000
Assets - Other Derivatives
Loan purchase commitments	2,991	460,620	3,243	547,434
Loan forward sale commitments	—	—	2,177	343,681
Total Assets	$65,645	$4,366,120	$15,718	$3,158,615

Liabilities - Cash Flow Hedges
Interest rate swaps	$(31,601)	$139,500	$(43,679)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(13,129)	820,000	(11,888)	1,248,000
TBAs	(6,372)	1,485,000	(3,808)	1,400,000
Futures	(126)	15,000	—	—
Liabilities - Other Derivatives
Loan purchase commitments	(4,701)	805,139	(3,706)	697,966
Total Liabilities	$(55,929)	$3,264,639	$(63,081)	$3,485,466
Total Derivative Financial Instruments, Net	$9,716	$7,630,759	$(47,363)	$6,644,081

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 8. Derivative Financial Instruments - (continued)

Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At June 30, 2018, we were party to swaps and swaptions with an aggregate notional amount of $3.50 billion, TBA agreements sold with an aggregate notional amount of $2.72 billion, and financial futures contracts with an aggregate notional amount of $15 million. At December 31, 2017, we were party to swaps and swaptions with an aggregate notional amount of $3.21 billion, TBA agreements sold with an aggregate notional amount of $1.70 billion, and financial futures contracts with an aggregate notional amount of $8 million.
During the three and six months ended June 30, 2018, risk management derivatives had net market valuation gains of $22 million and $89 million, respectively. During the three and six months ended June 30, 2017, risk management derivatives had net market valuation losses of $20 million and $27 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and Other income, net on our consolidated statements of income.
Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. For the three and six months ended June 30, 2018, LPCs and FSCs had net market valuation losses of $3 million and $10 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income. For the three and six months ended June 30, 2017, LPCs had net market valuation gains of $10 million and $21 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the three and six months ended June 30, 2018, changes in the values of designated cash flow hedges were positive $3 million and positive $12 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For the three and six months ended June 30, 2017, changes in the values of designated cash flow hedges were negative $2 million and negative $1 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $31 million and $43 million at June 30, 2018 and December 31, 2017, respectively.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and six months ended June 30, 2018 and 2017.
Table 8.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Net interest expense on cash flows hedges	$(804)	$(1,172)	$(1,802)	$(2,397)
Realized net losses reclassified from other comprehensive income	—	(14)	—	(28)
Total Interest Expense	$(804)	$(1,186)	$(1,802)	$(2,425)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At June 30, 2018, we assessed this risk as remote and did not record a specific valuation adjustment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 8. Derivative Financial Instruments - (continued)

At June 30, 2018, we had outstanding derivative agreements with two counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.
Note 9. Other Assets and Liabilities
Other assets at June 30, 2018 and December 31, 2017, are summarized in the following table.
Table 9.1 – Components of Other Assets

(In Thousands)	June 30, 2018	December 31, 2017
Mortgage servicing rights	$64,674	$63,598
Margin receivable	49,538	85,044
FHLBC stock	43,393	43,393
Pledged collateral	42,201	42,615
Participation in loan warehouse facility	41,658	—
Investment in 5 Arches	10,973	—
Fixed assets and leasehold improvements (1)	5,189	2,645
Guarantee asset	2,936	2,869
REO	2,649	3,354
Other	9,459	15,046
Total Other Assets	$272,670	$258,564

(1)	Fixed assets and leasehold improvements had a basis of $10 million and accumulated depreciation of $4 million at June 30, 2018.
Accrued expenses and other liabilities at June 30, 2018 and December 31, 2017 are summarized in the following table.
Table 9.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	June 30, 2018	December 31, 2017
Guarantee obligations	$18,124	$19,487
Accrued compensation	13,387	24,025
Deferred tax liabilities	11,764	11,764
Unsettled trades	11,328	13
Margin payable	7,282	390
Residential loan and MSR repurchase reserve	4,443	4,916
Accrued income taxes payable	2,547	—
Legal reserve	2,000	2,000
Other	8,696	5,134
Total Accrued Expenses and Other Liabilities	$79,571	$67,729
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
At June 30, 2018 and December 31, 2017, our MSRs had a fair value of $65 million and $64 million, respectively, and were associated with loans with an aggregate principal balance of $5.16 billion and $5.56 billion, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 9. Other Assets and Liabilities - (continued)

The following table presents activity for MSRs for the three and six months ended June 30, 2018 and 2017.
Table 9.3 – Activity for MSRs

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Balance at beginning of period	$66,496	$111,013	$63,598	$118,526
Additions	—	216	—	7,701
Sales	(1,077)	(41,038)	(1,077)	(52,966)
Changes in fair value due to:
Changes in assumptions (1)	943	(3,356)	5,289	(4,013)
Other changes (2)	(1,688)	(3,065)	(3,136)	(5,478)
Balance at End of Period	$64,674	$63,770	$64,674	$63,770

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to the realization of expected cash flows.
The following table presents the components of our MSR income for the three and six months ended June 30, 2018 and 2017.
Table 9.4 – Components of MSR Income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Servicing income	$3,802	$6,511	$7,597	$13,418
Cost of sub-servicer	(338)	(659)	(930)	(2,039)
Net servicing fee income	3,464	5,852	6,667	11,379
Market valuation changes of MSRs	(745)	(6,421)	2,147	(9,491)
Market valuation changes of associated derivatives	(1,122)	3,040	(6,261)	2,291
MSR reversal of provision for repurchases	277	307	277	312
MSR Income, Net (1)	$1,874	$2,778	$2,830	$4,491

(1)	MSR income, net is included in Other income, net on our consolidated statements of income.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral.
FHLB Stock
In accordance with our FHLB-member subsidiary's borrowing agreement with the FHLBC, our subsidiary is required to purchase and hold stock in the FHLBC. See Note 3 and Note 12 for additional information on this borrowing agreement.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 9. Other Assets and Liabilities - (continued)

Participation in Loan Warehouse Facility
In the second quarter of 2018, we invested in a subordinated participation in a revolving mortgage loan warehouse credit facility of one of our loan sellers. While our interest is subordinated, it is secured by the loans collateralizing the facility and we have recourse to the loan seller. We account for this subordinated participation interest as a loan receivable at amortized cost, and all associated interest income is recorded as a component of Other interest income in our consolidated statements of income. We monitor the credit quality of the warehouse line of credit and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. As of June 30, 2018, we determined no allowance for credit losses was required for this receivable.
Investment in 5 Arches
On May 1, 2018, we acquired a 20% minority interest in 5 Arches, LLC ("5 Arches") for $10 million, which included a one-year option to purchase all remaining equity in the company for a combination of cash and stock totaling $40 million. 5 Arches is an originator and asset manager of business-purpose residential mortgage loans, including loans to investors in single-family rental properties, bridge loans for investors in multifamily properties, and loans to investors rehabilitating and reselling residential properties. In connection with this investment, we also entered into a loan flow purchase agreement, which gives us exclusive access to 5 Arches' single-family rental loan production for a one-year period. At June 30, 2018, we had not purchased any loans under this agreement.
We account for our ownership interest in 5 Arches using the equity method of accounting as we are able to exert significant influence over but do not control the activities of the investee. At June 30, 2018, the carrying amount of our investment in 5 Arches was $7 million. We account for our purchase option as a cost method investment, which had a carrying value of $4 million at June 30, 2018. We have elected to record our share of earnings or losses from 5 Arches on a one-quarter lag, and as such, we did not record any equity method investment earnings or losses associated with this investment during the three months ended June 30, 2018.
Guarantee Asset, Pledged Collateral, and Guarantee Obligations
The pledged collateral, guarantee asset, and guarantee obligations presented in the tables above are related to our risk-sharing arrangements with Fannie Mae and Freddie Mac. In accordance with these arrangements, we are required to pledge collateral to secure our guarantee obligations. See Note 13 for additional information on our risk-sharing arrangements.
REO
The carrying value of REO at June 30, 2018 was $3 million, which includes the net effect of $2 million related to transfers into REO during the six months ended June 30, 2018, offset by $3 million of REO liquidations, and $0.4 million of unrealized gains resulting from market valuation adjustments. At June 30, 2018 and December 31, 2017, there were 9 and 14 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Legacy Sequoia entities.
Legal and Repurchase Reserves
See Note 13 for additional information on the legal and residential repurchase reserves.
Note 10. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At June 30, 2018, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. For additional information about these financial covenants and our short-term debt, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 10. Short-Term Debt - (continued)

The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at June 30, 2018 and December 31, 2017.
Table 10.1 – Short-Term Debt

	June 30, 2018
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	4	$719,394	$1,425,000	3.69%	8/2018-3/2019	141
Real estate securities repo	7	706,894	—	3.25%	7/2018-9/2018	28
Total Short-Term Debt	11	$1,426,288

	December 31, 2017
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	4	$1,039,666	$1,575,000	3.17%	1/2018-12/2018	197
Real estate securities repo	9	648,746	—	2.69%	1/2018-3/2018	28
Total Short-Term Debt Facilities	13	1,688,412
Convertible notes, net	N/A	250,270	—	4.63%	4/2018	105
Total Short-Term Debt		$1,938,682
Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At June 30, 2018, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
The fair value of held-for-sale residential loans and real estate securities pledged as collateral under our short-term debt facilities was $786 million and $846 million, respectively, at June 30, 2018 and $1.15 billion and $788 million, respectively, at December 31, 2017. At June 30, 2018, the fair value of our real estate securities pledged as collateral included $88 million of securities retained from our consolidated Sequoia Choice securitizations. For the three and six months ended June 30, 2018, the average balances of our short-term debt facilities were $1.48 billion and $1.42 billion, respectively. At June 30, 2018 and December 31, 2017, accrued interest payable on our short-term debt facilities was $3 million and $2 million, respectively.
During the second quarter of 2017, $288 million principal amount of 4.625% convertible senior notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the second quarter of 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. In April 2018, we repaid these $250 million convertible notes and all related accrued interest in full. See Note 12 for additional information on our convertible notes.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $4 million at June 30, 2018. At both June 30, 2018 and December 31, 2017, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 10. Short-Term Debt - (continued)

Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt at June 30, 2018.
Table 10.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	June 30, 2018
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$334,775	$384,619	$719,394
Real estate securities	491,738	215,156	—	706,894
Total Short-Term Debt	$491,738	$549,931	$384,619	$1,426,288
Note 11. Asset-Backed Securities Issued
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
The carrying values of ABS issued by Sequoia securitization entities we sponsored at June 30, 2018 and December 31, 2017, along with other selected information, are summarized in the following table.

Table 11.1 – Asset-Backed Securities Issued

June 30, 2018	Legacy Sequoia	Sequoia Choice	Total
(Dollars in Thousands)
Certificates with principal balance	$615,868	$1,320,414	$1,936,282
Interest-only certificates	1,578	21,843	23,421
Market valuation adjustments	(35,211)	5,170	(30,041)
ABS Issued, Net	$582,235	$1,347,427	$1,929,662
Range of weighted average interest rates, by series	2.12% to 3.26%	4.48% to 4.65%
Stated maturities	2024 - 2036	2047 - 2048
Number of series	20	4

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 11. Asset-Backed Securities Issued - (continued)

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
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At June 30, 2018, all of the ABS issued and outstanding had contractual maturities beyond five years.
At both June 30, 2018 and December 31, 2017, accrued interest payable on ABS issued by the Legacy Sequoia entities was $1 million. At June 30, 2018 and December 31, 2017, accrued interest payable on ABS issued by the Sequoia Choice entities was $5 million and $2 million, respectively. Interest due on consolidated ABS issued is payable monthly.
The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at June 30, 2018 and December 31, 2017.
Table 11.2 – Collateral for Asset-Backed Securities Issued

June 30, 2018	Legacy Sequoia	Sequoia Choice	Total
(In Thousands)
Residential loans	$592,029	$1,481,145	$2,073,174
Restricted cash	147	10	157
Accrued interest receivable	835	5,956	6,791
REO	2,649	—	2,649
Total Collateral for ABS Issued	$595,660	$1,487,111	$2,082,771

December 31, 2017	Legacy Sequoia	Sequoia Choice	Total
(In Thousands)
Residential loans	$632,817	$620,062	$1,252,879
Restricted cash	147	4	151
Accrued interest receivable	867	2,524	3,391
REO	3,353	—	3,353
Total Collateral for ABS Issued	$637,184	$622,590	$1,259,774

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 12. Long-Term Debt

FHLBC Borrowings

In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At June 30, 2018, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the three and six months ended June 30, 2018, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At June 30, 2018, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.03% and a weighted average maturity of approximately seven years. At December 31, 2017, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.38% and a weighted average maturity of eight years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Total advances under this agreement were secured by residential mortgage loans with a fair value of $2.31 billion at June 30, 2018. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At June 30, 2018, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.
The following table presents maturities of our FHLBC borrowings by year at June 30, 2018.
Table 12.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	June 30, 2018
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999
For additional information about our FHLBC borrowings, see Part I, Item 2 of Quarterly Report on Form 10-Q under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Convertible Notes
In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. These convertible notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or conversion, which will be no later than July 15, 2024. After deducting the issuance discount, the underwriting discount and offering costs, we received $194 million of net proceeds. Including amortization of deferred debt issuance costs and the debt discount, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. These notes are convertible at the option of the holder at a conversion rate of 54.7645 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.26 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At June 30, 2018, the outstanding principal amount of these notes was $200 million and the accrued interest payable on this debt was $0.2 million. At June 30, 2018, the unamortized deferred issuance costs and debt discount were $5 million and $1 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 12. Long-Term Debt - (continued)

In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.75% until maturity or conversion, which will be no later than August 15, 2023. After deducting the underwriting discount and offering costs, we received $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At June 30, 2018, these notes were convertible at the option of the holder at a conversion rate of 53.9060 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.55 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At June 30, 2018, the outstanding principal amount of these notes was $245 million. At June 30, 2018, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $6 million.
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At June 30, 2018, these notes were convertible at the option of the holder at a conversion rate of 46.2370 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $21.63 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During the first quarter of 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At June 30, 2018, the outstanding principal amount of these notes was $201 million. At June 30, 2018, the accrued interest payable balance on this debt was $1 million and the unamortized deferred issuance costs were $2 million.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due in April 2018. These convertible notes required semi-annual interest payments at a fixed coupon rate of 4.625% until the debt matured on April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes was approximately 4.8% per annum. Until maturity, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). During the second quarter of 2017, $288 million principal amount of these convertible notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the second quarter of 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. In April 2018, we repaid these $250 million convertible notes and all related accrued interest in full.
Trust Preferred Securities and Subordinated Notes
At June 30, 2018, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed. The $100 million trust preferred securities will be redeemed no later than January 30, 2037, and the $40 million subordinated notes will be redeemed no later than July 30, 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.8% per annum. At both June 30, 2018 and December 31, 2017, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 12. Long-Term Debt - (continued)

Single-Family Rental Loan Warehouse Facilities
During the second quarter of 2018, we entered into repurchase facilities with two third-party financial institutions to finance purchases of mortgage loans secured by 1-4 unit residential rental real estate ("single-family rental loans"). The first facility has an aggregate maximum borrowing capacity of $200 million and is scheduled to mature on June 29, 2020. The second facility has an aggregate maximum borrowing capacity of $200 million and is scheduled to mature on June 29, 2021. Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At June 30, 2018, there were no amounts outstanding under either of these facilities.
Note 13. Commitments and Contingencies
Lease Commitments
At June 30, 2018, we were obligated under four non-cancelable operating leases with expiration dates through 2028 for $17 million of cumulative lease payments. Our operating lease expense was $1 million for both six-month periods ended June 30, 2018 and 2017.
The following table presents our future lease commitments at June 30, 2018.
Table 13.1 – Future Lease Commitments by Year

(In Thousands)	June 30, 2018
2018 (6 months)	$982
2019	1,987
2020	1,965
2021	1,474
2022 and thereafter	10,217
Total Lease Commitments	$16,625
Commitments to Fund Equity Investments
At June 30, 2018, we had committed to fund $50 million to a limited partnership created to finance clean energy projects. This obligation may be requested at any time by the investment manager and will be recorded on our balance sheet as an equity method investment upon funding. At June 30, 2018, no investments in this partnership had been funded.
Commitment to Participate in Loan Warehouse Facility
In the second quarter of 2018, we invested in a participation in the mortgage loan warehouse credit facility of one of our loan sellers. This investment includes a commitment to participate in (and an obligation to fund) a designated amount of the loan seller's borrowings under this warehouse credit facility. This obligation is subject to daily funding requests by the financial institution, and fundings are recorded on our balance sheet as a Participation in loan warehouse facility. At June 30, 2018, $42 million of our commitment had been funded, and we were committed to fund up to an additional $8 million. See Note 9 for additional detail on our participation in a loan warehouse facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 13. Commitments and Contingencies - (continued)

Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At June 30, 2018, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At June 30, 2018, we had not incurred any losses under these arrangements. For the three and six months ended June 30, 2018, other income related to these arrangements was $1 million and $2 million, respectively, and net market valuation losses related to these investments were $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2017, other income related to these arrangements was $1 million and $2 million, respectively, and net market valuation losses related to these investments were $1 million for both periods.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at June 30, 2018, the loans had an unpaid principal balance of $1.95 billion and a weighted average FICO score of 758 (at origination) and LTV of 76% (at origination). At June 30, 2018, $5 million of the loans were 90 days or more delinquent, of which $1 million were in foreclosure. At June 30, 2018, the carrying value of our guarantee obligation was $18 million and included $6 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2018 and December 31, 2017, assets of such SPEs totaled $47 million and $48 million, respectively, and liabilities of such SPEs totaled $18 million and $19 million, respectively.
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
At June 30, 2018 and December 31, 2017, our repurchase reserve associated with our residential loans and MSRs was $4 million and $5 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received two repurchase requests during the six months ended June 30, 2018, and did not repurchase any loans during this period. During the six months ended June 30, 2018 and 2017, we recorded reversals of repurchase provision of $0.5 million and $0.9 million, respectively, that were recorded in Mortgage banking activities, net and Other income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 13. Commitments and Contingencies - (continued)

Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleged claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at June 30, 2018, approximately $126 million of principal and $11 million of interest payments had been made in respect of the Seattle Certificate. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at June 30, 2018, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 13. Commitments and Contingencies - (continued)

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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At June 30, 2018, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 14. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three and six months ended June 30, 2018 and 2017.
Table 14.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$114,577	$(34,522)	$114,875	$(42,273)
Other comprehensive (loss) income before reclassifications (1)	(3,104)	3,417	1,811	(2,429)
Amounts reclassified from other accumulated comprehensive income	(4,748)	—	(2,322)	14
Net current-period other comprehensive (loss) income	(7,852)	3,417	(511)	(2,415)
Balance at End of Period	$106,725	$(31,105)	$114,364	$(44,688)

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$128,201	$(42,953)	$115,873	$(44,020)
Other comprehensive income (loss) before reclassifications (1)	(7,341)	11,848	4,741	(696)
Amounts reclassified from other accumulated comprehensive income	(14,135)	—	(6,250)	28
Net current-period other comprehensive income (loss)	(21,476)	11,848	(1,509)	(668)
Balance at End of Period	$106,725	$(31,105)	$114,364	$(44,688)

(1)
Amounts presented for net unrealized gains on available-for-sale securities are net of tax benefit (provision) of $0.2 million and $0.1 million for the three and six months ended June 30, 2018, respectively, and $0.1 million and $(0.1) million for the three and six months ended June 30, 2017, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 14. Equity - (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017.
Table 14.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended June 30,
(In Thousands)	Income Statement	2018	2017
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$56	$128
Gain on sale of AFS securities	Realized gains, net	(4,804)	(2,450)
		$(4,748)	$(2,322)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$—	$14
		$—	$14

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Six Months Ended June 30,
(In Thousands)	Income Statement	2018	2017
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$56	$245
Gain on sale of AFS securities	Realized gains, net	(14,191)	(6,495)
		$(14,135)	$(6,250)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$—	$28
		$—	$28

(1)
For the three and six months ended June 30, 2018, other-than-temporary impairments were $0.3 million, of which $0.1 million were recognized through our consolidated statements of income and $0.2 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the three months ended June 30, 2017, other-than-temporary impairments were $0.5 million, of which $0.1 million were recognized through our consolidated statements of income and $0.3 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the six months ended June 30, 2017, other-than-temporary impairments were $0.6 million, of which $0.2 million were recognized through our consolidated statements of income and $0.4 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 14. Equity - (continued)

Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and six months ended June 30, 2018 and 2017.
Table 14.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except Share Data)	2018	2017	2018	2017
Basic Earnings per Common Share:
Net income attributable to Redwood	$32,747	$36,324	$79,592	$73,293
Less: Dividends and undistributed earnings allocated to participating securities	(1,074)	(884)	(2,535)	(1,852)
Net income allocated to common shareholders	$31,673	$35,440	$77,057	$71,441
Basic weighted average common shares outstanding	75,380,715	76,819,703	75,388,638	76,779,178
Basic Earnings per Common Share	$0.42	$0.46	$1.02	$0.93
Diluted Earnings per Common Share:
Net income attributable to Redwood	$32,747	$36,324	$79,592	$73,293
Less: Dividends and undistributed earnings allocated to participating securities	(1,156)	(935)	(2,584)	(1,940)
Add back: Interest expense on convertible notes for the period, net of tax	6,335	6,205	14,976	12,075
Net income allocated to common shareholders	$37,926	$41,594	$91,984	$83,428
Weighted average common shares outstanding	75,380,715	76,819,703	75,388,638	76,779,178
Net effect of dilutive equity awards	277,788	235,273	156,307	173,235
Net effect of assumed convertible notes conversion to common shares	24,773,490	20,439,168	28,746,235	20,766,137
Diluted weighted average common shares outstanding	100,431,993	97,494,144	104,291,180	97,718,550
Diluted Earnings per Common Share	$0.38	$0.43	$0.88	$0.85
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
During the three and six months ended June 30, 2018 and 2017, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three and six months ended June 30, 2018, the number of outstanding equity awards that were antidilutive totaled 7,091 and 6,965, respectively. For the three and six months ended June 30, 2017, the number of outstanding equity awards that were antidilutive totaled 5,555 and 5,691, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 14. Equity - (continued)

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
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At June 30, 2018, $100 million of the current authorization remained available for the repurchase of shares of our common stock.
Note 15. Equity Compensation Plans
At June 30, 2018 and December 31, 2017, 4,882,986 and 1,356,438 shares of common stock, respectively, were available for grant under our Incentive Plan. During the three months ended June 30, 2018, Redwood shareholders approved for grant an additional 4,000,000 shares of common stock under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $23 million at June 30, 2018, as shown in the following table.
Table 15.1 – Activities of Equity Compensation Costs by Award Type

	Six Months Ended June 30, 2018
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$2,808	$13,364	$5,298	$—	$21,470
Equity grants	2,380	4,750	350	136	7,616
Equity grant forfeitures	—	—	—	—	—
Equity compensation expense	(806)	(4,371)	(1,287)	(68)	(6,532)
Unrecognized Compensation Cost at End of Period	$4,382	$13,743	$4,361	$68	$22,554
At June 30, 2018, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock
At June 30, 2018 and December 31, 2017, there were 337,253 and 257,507 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through 2022. During the six months ended June 30, 2018, there were 162,330 shares of restricted stock granted, restrictions on 82,584 shares of restricted stock lapsed and those shares were distributed, and no shares of restricted stock awards were forfeited.
Deferred Stock Units (“DSUs”)
At June 30, 2018 and December 31, 2017, there were 2,233,954 and 1,878,491 DSUs, respectively, outstanding of which 1,189,795 and 889,835, respectively, had vested. During the six months ended June 30, 2018, there were 387,984 DSUs granted, 32,521 DSUs distributed, and no DSUs forfeited. Unvested DSUs at June 30, 2018 vest through 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 15. Equity Compensation Plans - (continued)

Performance Stock Units (“PSUs”)
At June 30, 2018 and December 31, 2017, the target number of PSUs that were unvested was 727,295 and 704,270, respectively. Vesting for these PSUs will generally occur at the end of three years from their grant date, with the level of vesting at that time contingent on total shareholder return ("TSR"). TSR for these PSUs is defined as the percentage by which our common stock "per share price" has increased or decreased as of the last day of the three-year vesting period relative to the first day of such vesting period, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock ("Three-Year TSR"). The number of underlying shares of our common stock that will vest in future years will vary between 0% (if Three-Year TSR is zero or negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.
During the three months ended June 30, 2018, 23,025 target number of PSUs with a per unit grant date fair value of $15.20 were granted to two executives in connection with their promotions. The grant date fair values of these PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 60 trading days prior to the grant date and the range of performance-based vesting based on TSR over three years from the grant date. For this PSU grant, an implied volatility assumption of 27% (based on historical volatility), a risk-free rate of 2.71% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.
Vesting for all PSUs will generally occur at the end of three years from their grant date based on various TSR performance calculations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of June 30, 2018 and December 31, 2017, 374,935 and 361,006 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at June 30, 2018.
Note 16. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2018 and 2017.
Table 16.1 – Mortgage Banking Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$3,364	$16,190	$1,170	$34,986
Risk management derivatives (2)	6,150	(5,310)	34,582	(6,710)
Other income, net (3)	1,082	1,166	1,420	1,374
Mortgage Banking Activities, Net	$10,596	$12,046	$37,172	$29,650

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 17. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2018 and 2017.
Table 17.1 – Investment Fair Value Changes

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$(15,010)	$8,354	$(53,995)	$6,021
Trading securities	(930)	18,926	(3,885)	30,069
Net investments in Legacy Sequoia entities (1)	(720)	(987)	(728)	(2,797)
Net investments in Sequoia Choice entities (1)	1,072	—	986	—
Risk-sharing investments	(209)	(513)	(348)	(718)
Risk management derivatives, net	16,742	(17,838)	60,524	(22,965)
Valuation adjustments on commercial loans held-for-sale	—	300	—	300
Impairments on AFS securities	(56)	(127)	(56)	(244)
Investment Fair Value Changes, Net	$889	$8,115	$2,498	$9,666

(1)
Includes changes in fair value of the residential loans held-for-investment, REO and the ABS issued at the entities, which netted together represent the change in value of our retained investments at the consolidated VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 18. Operating Expenses
Components of our operating expenses for the three and six months ended June 30, 2018 and 2017 are presented in the following table.
Table 18.1 – Components of Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Fixed compensation expense	$5,775	$5,321	$12,214	$11,323
Variable compensation expense	1,825	4,313	8,732	8,246
Equity compensation expense	3,835	3,121	6,532	5,297
Total compensation expense	11,435	12,755	27,478	24,866
Systems and consulting	1,774	1,689	3,640	3,327
Loan acquisition costs (1)	2,155	1,005	3,973	2,210
Office costs	1,084	1,140	2,224	2,243
Accounting and legal	1,074	877	1,908	1,803
Corporate costs	496	508	1,000	948
Other operating expenses	991	667	1,816	1,470
Total Operating Expenses	$19,009	$18,641	$42,039	$36,867

(1)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.
Note 19. Taxes
For the six months ended June 30, 2018 and 2017, we recognized a provision for income taxes of $7 million and $11 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at June 30, 2018 and 2017.
Table 19.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	June 30, 2018	June 30, 2017
Federal statutory rate	21.0%	34.0%
State statutory rate, net of Federal tax effect	8.6%	7.2%
Differences in taxable (loss) income from GAAP income	(2.9)%	(7.2)%
Change in valuation allowance	(3.3)%	(2.9)%
Dividends paid deduction	(14.9)%	(17.6)%
Effective Tax Rate	8.5%	13.5%
The reduction of the federal statutory rate from 34% to 21% is due to the enactment of the Tax Act.
We assessed our tax positions for all open tax years (i.e., Federal, 2014 to 2018, and State, 2013 to 2018) at June 30, 2018 and December 31, 2017, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 20. Segment Information
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
The following tables present financial information by segment for the three and six months ended June 30, 2018 and 2017.
Table 20.1 – Business Segment Financial Information

	Three Months Ended June 30, 2018
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$64,569	$13,084	$5,323	$82,976
Interest expense	(27,004)	(7,629)	(13,580)	(48,213)
Net interest income (loss)	37,565	5,455	(8,257)	34,763
Non-interest income
Mortgage banking activities, net	—	10,596	—	10,596
Investment fair value changes, net	1,600	—	(711)	889
Other income, net	3,322	—	—	3,322
Realized gains, net	4,714	—	—	4,714
Total non-interest income, net	9,636	10,596	(711)	19,521
Direct operating expenses	(1,858)	(5,611)	(11,540)	(19,009)
Provision for income taxes	(1,130)	(1,398)	—	(2,528)
Segment Contribution	$44,213	$9,042	$(20,508)
Net Income				$32,747
Non-cash amortization income (expense), net	$4,654	$(23)	$(814)	$3,817

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 20. Segment Information - (continued)

	Three Months Ended June 30, 2017
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$45,833	$8,415	$4,976	$59,224
Interest expense	(7,231)	(4,403)	(12,600)	(24,234)
Net interest income (loss)	38,602	4,012	(7,624)	34,990
Non-interest income
Mortgage banking activities, net	—	12,046	—	12,046
Investment fair value changes, net	9,115	—	(1,000)	8,115
Other income, net	3,764	—	—	3,764
Realized gains, net	2,124	—	(752)	1,372
Total non-interest income, net	15,003	12,046	(1,752)	25,297
Direct operating expenses	(1,454)	(6,021)	(11,166)	(18,641)
Provision for income taxes	(2,320)	(3,002)	—	(5,322)
Segment Contribution	$49,831	$7,035	$(20,542)
Net Income				$36,324
Non-cash amortization income (expense)	$5,194	$(27)	$(744)	$4,423

	Six Months Ended June 30, 2018
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$123,326	$25,981	$10,288	$159,595
Interest expense	(46,867)	(13,766)	(29,094)	(89,727)
Net interest income (loss)	76,459	12,215	(18,806)	69,868
Non-interest income
Mortgage banking activities, net	—	37,172	—	37,172
Investment fair value changes, net	3,190	—	(692)	2,498
Other income, net	5,440	—	—	5,440
Realized gains, net	14,077	—	—	14,077
Total non-interest income, net	22,707	37,172	(692)	59,187
Direct operating expenses	(3,865)	(14,243)	(23,931)	(42,039)
Provision for income taxes	(2,018)	(5,406)	—	(7,424)
Segment Contribution	$93,283	$29,738	$(43,429)
Net Income				$79,592
Non-cash amortization income (expense)	$9,271	$(45)	$(1,672)	$7,554

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 20. Segment Information - (continued)

	Six Months Ended June 30, 2017
(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
Interest income	$88,083	$15,889	$9,880	$113,852
Interest expense	(12,495)	(7,327)	(25,443)	(45,265)
Net interest income (loss)	75,588	8,562	(15,563)	68,587
Non-interest income
Mortgage banking activities, net	—	29,650	—	29,650
Investment fair value changes, net	12,474	—	(2,808)	9,666
Other income, net	6,661	—	—	6,661
Realized gains, net	7,827	—	(752)	7,075
Total non-interest income, net	26,962	29,650	(3,560)	53,052
Direct operating expenses	(3,047)	(11,902)	(21,918)	(36,867)
Provision for income taxes	(4,057)	(7,422)	—	(11,479)
Segment Contribution	$95,446	$18,888	$(41,041)
Net Income				$73,293
Non-cash amortization income (expense)	$11,041	$(54)	$(1,741)	$9,246
The following table presents the components of Corporate/Other for the three and six months ended June 30, 2018 and 2017.
Table 20.2 – Components of Corporate/Other

	Three Months Ended June 30,
	2018			2017
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$5,017	$306	$5,323	$4,863	$113	$4,976
Interest expense	(4,215)	(9,365)	(13,580)	(3,692)	(8,908)	(12,600)
Net interest income (loss)	802	(9,059)	(8,257)	1,171	(8,795)	(7,624)
Non-interest income
Investment fair value changes, net	(720)	9	(711)	(987)	(13)	(1,000)
Realized gains, net	—	—	—	—	(752)	(752)
Total non-interest income, net	(720)	9	(711)	(987)	(765)	(1,752)
Direct operating expenses	—	(11,540)	(11,540)	—	(11,166)	(11,166)
Total	$82	$(20,590)	$(20,508)	$184	$(20,726)	$(20,542)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)
Note 20. Segment Information - (continued)

	Six Months Ended June 30,
	2018			2017
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$9,829	$459	$10,288	$9,701	$179	$9,880
Interest expense	(8,067)	(21,027)	(29,094)	(7,208)	(18,235)	(25,443)
Net interest income (loss)	1,762	(20,568)	(18,806)	2,493	(18,056)	(15,563)
Non-interest income
Investment fair value changes, net	(728)	36	(692)	(2,797)	(11)	(2,808)
Realized gains, net	—	—	—	—	(752)	(752)
Total non-interest income, net	(728)	36	(692)	(2,797)	(763)	(3,560)
Direct operating expenses	—	(23,931)	(23,931)	—	(21,918)	(21,918)
Total	$1,034	$(44,463)	$(43,429)	$(304)	$(40,737)	$(41,041)

(1)	Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

The following table presents supplemental information by segment at June 30, 2018 and December 31, 2017.
Table 20.3 – Supplemental Segment Information

(In Thousands)	Investment Portfolio	Residential Mortgage Banking	Corporate/ Other	Total
June 30, 2018
Residential loans	$3,794,481	$1,104,660	$592,029	$5,491,170
Real estate securities	1,453,936	—	—	1,453,936
Total assets	5,591,778	1,124,300	796,473	7,512,551

December 31, 2017
Residential loans	$3,054,448	$1,427,945	$632,817	$5,115,210
Real estate securities	1,476,510	—	—	1,476,510
Total assets	4,743,873	1,453,069	842,880	7,039,822
Note 21. Subsequent Events
On July 24, 2018, we sold 7,187,500 shares of common stock in an underwritten public offering, resulting in net proceeds of approximately $117 million.
On August 7, 2018, we purchased approximately $100 million of mortgage loans to investors rehabilitating residential homes from an affiliate of 5 Arches LLC, a business-purpose lender and asset manager. As part of this transaction, from time to time, we will purchase 5 Arches' future originations of such loans. We currently own a 20% minority investment in 5 Arches, as described in Note 9.

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
Our primary sources of income are net interest income from our investment portfolio and non-interest income from our mortgage banking activities. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and other liabilities. Income from mortgage banking activities is generated through the acquisition of loans and their subsequent sale or securitization.
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including our strategic focus on areas in which our core business strengths are expected to lead to long-term, sustainable earnings growth); (ii) statements related to expanding our mortgage banking activities and investment portfolio to include mortgage loans secured by single-family rental properties; (iii) statements regarding our mortgage banking activities, including expectations relating to residential mortgage banking margins, loan purchase volume, and our expanded-prime Redwood Choice loan program; (iv) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the second quarter of 2018 and at June 30, 2018, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (v) statements relating to our estimate of our available capital (including that we estimate our available capital at June 30, 2018 was approximately $200 million), and expectations relating to sourcing additional capital from continued optimization of our investment portfolio and from capital markets; (vi) statements we make regarding our dividend policy, including with respect to our regular quarterly dividends in 2018; and (vii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

Important factors, among others, that may affect our actual results include:

•	the pace at which we redeploy our available capital into new investments and initiatives;

•	our ability to scale our platform and systems, particularly with respect to our new initiatives;

•	interest rate volatility, changes in credit spreads, and changes in liquidity in the market for real estate securities and loans;

•	changes in the demand from investors for residential mortgages and investments, and our ability to distribute residential mortgages through our whole-loan distribution channel;

•	our ability to finance our investments in securities and our acquisition of residential mortgages with short-term debt;

•	changes in the values of assets we own;

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

OVERVIEW
Business Update
Our business strategy is focused on areas in which our core competencies and competitive strengths are expected to lead to long-term, sustainable earnings growth for Redwood. Specifically, we plan to focus our business on areas that achieve the following:

•	Our capital deployment is value-added to the marketplace

•	There is a long runway of durable revenues available to us

•	Our core strengths are a competitive advantage

•	We can scale profitably and realize significant operating efficiencies

•	We feel the risks associated with investing can be prudently managed

Our recent and new initiatives are focused on advancing our business strategy. For example, Redwood Choice - our expanded-prime loan channel - now represents almost one-third of our mortgage banking volumes. Our total loan origination volume, meanwhile, remains on track to increase meaningfully from last year amidst declining industry originations. Our investment portfolio continues to deepen its purchasing power by diversifying into other housing investments, such as Freddie Mac-sponsored multifamily bonds. Most recently, our investment in mortgage originator and asset manager 5 Arches gives us access to an attractive pipeline of single-family rental and other “business-purpose” mortgage loans and a growing stream of asset management revenues.
Second Quarter Overview
We carried forward our momentum from earlier this year into the second quarter, making meaningful operational progress and producing solid financial performance. During the second quarter, we increased loan purchase volumes in our mortgage banking business, increased capital deployment in our investment portfolio, and completed our first "M&A" style transaction in several years, advancing on our strategic initiatives. Additionally, in June, we issued $200 million of convertible debt and, in July, after it was announced that we were being added to the S&P SmallCap 600 index, we successfully issued $117 million of common equity in our first follow-on stock offering since 2009.
Our second quarter earnings represented a more normalized level of earnings after outperformance from our mortgage banking operations and higher than usual gains from portfolio optimization in the first quarter. While many companies in our sector experienced book value declines in the second quarter as benchmark interest rates continued to rise, our credit-focused model and hedging strategy helped deliver our ninth consecutive quarterly book value increase. Further, this increase was after paying a second quarter $0.30 per share dividend, which represented a 7% increase from our first quarter dividend.
Investment Portfolio
During the second quarter, we continued to optimize our investment portfolio, selling lower-yielding securities and accelerating the deployment of capital into higher-yielding alternatives, including our new initiatives. Inclusive of the impact of our portfolio hedges, we saw increases in net interest income, resulting from both increased capital deployment and these optimization activities. On a hedge-adjusted basis, portfolio fair values were relatively flat overall during the quarter, with some marginal benefit from spread tightening in parts of our portfolio. Meanwhile, credit fundamentals in our portfolio remained strong, benefiting from continued housing price growth and improvements in the general economy.
Mortgage Banking
Loan purchase volumes in the second quarter increased 8% from the prior quarter and 60% from the same quarter last year, with expanded-prime Choice loans representing about one-third of our loan purchase commitments. Gross margins, which were well above our long-term expected run rate in the first quarter, fell within our long-term expected range in the second quarter as securitization pricing weakened, driven primarily by increased supply in the market. During the second quarter, we completed three traditional Select securitizations and one Choice securitization (our fourth since the inception of our Choice program).

Financial and Operational Overview - Second Quarter of 2018
Highlights

•
Our GAAP earnings were $0.38 per share for the second quarter of 2018, as compared with $0.50 per share for the first quarter of 2018. This change was driven primarily by mortgage banking margins which were consistent with our long-term expectations, but lower relative to the first quarter, and fewer realized gains relative to the first quarter.

•
Our GAAP book value was $16.23 per share at June 30, 2018, an increase of $0.11 per share from the first quarter, and represented an economic return of 2.5% for the quarter (economic return on book value is based on the change in GAAP book value per common share plus the dividend declared per common share during the quarter). This increase was driven primarily by our quarterly earnings exceeding our dividend and an increase in the value of our long-term debt hedge.

•
We deployed $186 million of capital in the second quarter of 2018 toward new investments, including $66 million in Sequoia and third-party RMBS, $65 million in Agency residential CRT securities, and $6 million in Agency multifamily securities. Additionally, we deployed $50 million into new initiatives, including $40 million in customized financing for our jumbo loan sellers and $10 million to acquire a minority interest in business-purpose lender 5 Arches, LLC.

•	We sold $108 million of securities during the second quarter of 2018, generating $91 million of capital for reinvestment after the repayment of associated debt.

•	We purchased $1.95 billion of residential jumbo loans during the second quarter of 2018. At June 30, 2018, our pipeline of jumbo residential loans identified for purchase was $1.27 billion.

•	Residential loan sales totaled $1.94 billion during the second quarter of 2018 and included $1.66 billion of loans that were securitized and $0.28 billion of whole loan sales to third parties.

•	We issued $200 million of six-year, 5.625% convertible debt during the second quarter of 2018.

•	Our recourse debt to equity leverage ratio was 3.4x at the end of the second quarter of 2018.

•	In late July, we raised $117 million of equity capital in our first follow-on stock offering since 2009.

Key Earnings Metrics
The following table presents key earnings metrics for the three and six months ended June 30, 2018.
Table 1 – Key Earnings and Return Metrics

	Three Months Ended	Six Months Ended
(In Thousands, except per Share Data)	June 30, 2018	June 30, 2018
Net income	$32,747	$79,592
Net income per diluted common share	$0.38	$0.88
Annualized GAAP return on equity	11%	13%
REIT taxable income per share	$0.35	$0.79
Dividends per share	$0.30	$0.58

A detailed discussion of our second quarter of 2018 net income is included in the Results of Operations section of this MD&A that follows.
Book Value per Share
At June 30, 2018, our book value was $1.23 billion, or $16.23 per share, an increase from $16.12 per share at March 31, 2018. The following table sets forth the changes in our book value per share for the three and six months ended June 30, 2018.
Table 2 – Changes in Book Value per Share

	Three Months Ended	Six Months Ended
(In Dollars, per share basis)	June 30, 2018	June 30, 2018
Beginning book value per share	$16.12	$15.83
Net income	0.38	0.88
Changes in unrealized gains on securities, net, from:
Realized gains recognized in net income	(0.05)	(0.14)
Amortization income recognized in net income	(0.04)	(0.08)
Mark-to-market adjustments, net	0.01	0.01
Total change in unrealized gains on securities, net	(0.08)	(0.21)
Dividends	(0.30)	(0.58)
Share repurchases	—	0.01
Equity compensation, net	0.03	0.06
Changes in unrealized losses on derivatives hedging long-term debt	0.05	0.16
Other, net	0.03	0.08
Ending Book Value per Share	$16.23	$16.23
Our GAAP book value per share increased $0.11 per share to $16.23 per share during the second quarter of 2018. This increase was driven primarily by earnings exceeding the dividend payment and an increase in the value of our long-term debt hedge.
Unrealized gains on our available-for-sale securities decreased $0.08 per share during the three months ended June 30, 2018. This decrease primarily resulted from $0.05 per share of previously unrealized net gains that were realized as income from the sale of securities, as well as $0.04 per share of discount accretion income recognized in earnings from the appreciation in the amortized cost basis of our available-for-sale securities.
Higher benchmark interest rates during the second quarter of 2018 resulted in a $0.05 per share increase to book value due to a decrease in unrealized losses on the derivatives hedging a portion of our long-term debt. At June 30, 2018, the cumulative unrealized loss on these derivatives, which is included in our GAAP book value per share, was $0.41 per share.

Capital Allocation Summary
This section provides an overview of our capital position and how it was allocated at June 30, 2018. A detailed discussion of our liquidity and capital resources is provided in the Liquidity and Capital Resources section of this MD&A that follows.
We use a combination of equity and corporate debt (which we collectively refer to as “capital”) to fund our business. Our total capital was $2.00 billion at June 30, 2018, and included $1.23 billion of equity capital and $0.77 billion of the total $2.77 billion of long-term debt on our consolidated balance sheet. This portion of debt included $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, $200 million of convertible debt due in 2024, and $140 million of trust-preferred securities due in 2037.
We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse some of our inventory of residential loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is presented separately from allocated capital in the table below. The following table presents how our capital was allocated between business segments and investment types at June 30, 2018.
Table 3 – Capital Allocation Summary

At June 30, 2018
(Dollars in Thousands)	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Investment portfolio
Residential loans (1)	$2,356,356	$(1,999,999)	$356,357	18%

Securities portfolio
Third party residential securities	762,792	(241,648)	521,144	26%
Sequoia residential securities (2)	426,077	(152,565)	273,512	14%
Multifamily securities (3)	398,785	(312,681)	86,104	4%
Total securities portfolio	1,587,654	(706,894)	880,760	44%

Other investments	145,792	—	145,792	7%
Other assets/(liabilities)	154,549	(56,450)	98,099	5%
Cash and liquidity capital			308,169	N/A
Total investment portfolio	$4,244,351	$(2,763,343)	1,789,177	90%
Residential mortgage banking			210,000	10%
Total			$1,999,177	100%

(1)	Includes $43 million of FHLB stock.

(2)
Sequoia residential securities presented above includes $134 million of securities retained from our consolidated Sequoia Choice securitizations. For GAAP purposes we consolidated $1.48 billion of residential loans and $1.35 billion of non-recourse ABS debt associated with these retained securities.

(3)	Includes $377 million of multifamily securities, $16 million of investment grade CMBS, and $6 million of single-family securities.
Of our $2.00 billion of total capital at June 30, 2018, $1.79 billion (or 90%) was allocated to our investments with the remaining $210 million (or 10%) allocated to our residential mortgage banking activities.
As of June 30, 2018, our cash and liquidity capital included $200 million of capital available for investment. Additionally, in July 2018, we raised $117 million of capital in an underwritten public offering of our common stock.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2018 and 2017. Most tables include a "change" column that shows the amount by which the results from 2018 are greater or less than the results from the respective period in 2017. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the second quarter of 2018, compared to the second quarter of 2017, and increases or decreases in the "six-month periods" refer to the change in results for the first six months of 2018, compared to the first six months of 2017.
The following table presents the components of our net income for the three and six months ended June 30, 2018 and 2017.
Table 4 – Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, except per Share Data)	2018	2017	Change	2018	2017	Change
Net Interest Income	$34,763	$34,990	$(227)	$69,868	$68,587	$1,281
Non-interest Income
Mortgage banking activities, net	10,596	12,046	(1,450)	37,172	29,650	7,522
Investment fair value changes, net	889	8,115	(7,226)	2,498	9,666	(7,168)
Other income, net	3,322	3,764	(442)	5,440	6,661	(1,221)
Realized gains, net	4,714	1,372	3,342	14,077	7,075	7,002
Total non-interest income, net	19,521	25,297	(5,776)	59,187	53,052	6,135
Operating expenses	(19,009)	(18,641)	(368)	(42,039)	(36,867)	(5,172)
Net income before income taxes	35,275	41,646	(6,371)	87,016	84,772	2,244
Provision for income taxes	(2,528)	(5,322)	2,794	(7,424)	(11,479)	4,055
Net Income	$32,747	$36,324	$(3,577)	$79,592	$73,293	$6,299
Diluted earnings per common share	$0.38	$0.43	$(0.05)	$0.88	$0.85	$0.03
Net Interest Income
Net interest income for both the three- and six-month periods benefited from higher interest income driven by higher average balances of securities in our investment portfolio and residential loans held-for-sale. It also benefited from higher returns on our investment portfolio resulting from our portfolio optimization activities. These increases were offset by higher interest expense on higher average balances and higher rates on our FHLBC borrowings and short-term facilities. We hedge our investment portfolio's exposure to interest rates and the benefit from these hedges is reported in our Investment fair value changes line item, which is discussed below. A more detailed analysis of the changes in net interest income is presented in the "Net Interest Income" section that follows.
Mortgage Banking Activities, Net
The decrease in income from mortgage banking activities during the three-month periods was predominantly due to lower gross margins in 2018, relative to 2017. The increase in income from mortgage banking activities during the six-month periods was primarily due to higher loan purchase volume. A more detailed analysis of the changes in this line item is included in Residential Mortgage Banking portion of the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our residential loans held-for-investment and financed with FHLB borrowings, our investment securities classified as trading, and interest rate hedges associated with each of these investments. During both the three- and six-month periods, hedge costs and the effect of principal paydowns on our investments were more than offset by the net benefit from spread tightening on our securities portfolio. While net interest income from residential loans declined in the second quarter of 2018 due to rising benchmark interest rates, the net interest expense from the hedges associated with these loans also decreased, effectively offsetting this decline. Additional detail on our investment fair value changes is included in the Investment Portfolio portion of the “Results of Operations by Segment” section that follows.

Other Income, Net
Other income is primarily comprised of income from our residential loan risk-sharing arrangements with Fannie Mae and Freddie Mac, as well as the net fee income we earn from our MSR investments and the changes in their market value and the market value of their associated derivatives. The decrease in other income for both the three- and six-month periods was primarily from a decrease in income from our MSR investments due to the sale of most of our conforming MSRs in 2017.
Realized Gains, Net
During the three and six months ended June 30, 2018, we realized gains of $5 million and $14 million, primarily from the sale of $41 million and $92 million of AFS securities, respectively, as part of our portfolio optimization. During the three and six months ended June 30, 2017, we realized gains of $2 million and $8 million, primarily from the sale of $19 million and $38 million of AFS securities, respectively. Additionally, during the three months ended June 30, 2017, we realized a $1 million loss from the repurchase of $37 million of convertible debt.
Operating Expenses
The increase in operating expenses during the three- and six-month periods primarily resulted from higher loan acquisition costs due to higher loan purchase volume in 2018, as well as higher expenses associated with implementing new investment initiatives.
Provision for Income Taxes
Our provision for income taxes related almost entirely to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. For the three- and six-month periods, the decrease in provision for income taxes was driven primarily by the reduction in the federal corporate tax rate in 2018 resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.
Net Interest Income
The following tables present the components of net interest income for the three and six months ended June 30, 2018 and 2017.
Table 5 – Net Interest Income

	Three Months Ended June 30,
	2018			2017
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$12,840	$1,127,654	4.6%	$8,364	$809,231	4.1%
Residential loans - HFI at Redwood (2)	23,524	2,344,947	4.0%	23,408	2,358,355	4.0%
Residential loans - HFI at Legacy Sequoia (2)	5,015	599,203	3.3%	4,863	716,778	2.7%
Residential loans - HFI at Sequoia Choice (2)	14,135	1,192,756	4.7%	—	—	—%
Trading securities	17,368	956,365	7.3%	10,713	666,009	6.4%
Available-for-sale securities	8,928	313,530	11.4%	11,113	444,179	10.0%
Other interest income	1,166	183,095	2.5%	763	193,324	1.6%
Total interest income	82,976	6,717,550	4.9%	59,224	5,187,876	4.6%
Interest Expense
Short-term debt facilities	(12,666)	1,478,332	(3.4)%	(6,563)	1,039,741	(2.5)%
Short-term debt - convertible notes, net	(509)	38,530	(5.3)%	(2,787)	226,385	(4.9)%
ABS issued - Legacy Sequoia (2)	(4,215)	589,261	(2.9)%	(3,705)	700,549	(2.1)%
ABS issued - Sequoia Choice (2)	(12,134)	1,086,602	(4.5)%	—	—	—%
Long-term debt - FHLBC	(9,833)	1,999,999	(2.0)%	(5,071)	1,999,999	(1.0)%
Long-term debt - other	(8,856)	588,765	(6.0)%	(6,108)	379,972	(6.4)%
Total interest expense	(48,213)	5,781,489	(3.3)%	(24,234)	4,346,646	(2.2)%
Net Interest Income	$34,763			$34,990

	Six Months Ended June 30,
	2018			2017
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$25,532	$1,164,138	4.4%	$15,850	$778,361	4.1%
Residential loans - HFI at Redwood (2)	47,317	2,370,132	4.0%	45,446	2,304,664	3.9%
Residential loans - HFI at Legacy Sequoia (2)	9,826	607,803	3.2%	9,701	736,948	2.6%
Residential loans - HFI at Sequoia Choice (2)	23,070	971,545	4.7%	—	—	—%
Trading securities	33,533	937,386	7.2%	18,930	596,236	6.3%
Available-for-sale securities	18,458	338,261	10.9%	22,713	451,275	10.1%
Other interest income	1,859	211,112	1.8%	1,212	217,359	1.1%
Total interest income	159,595	6,600,377	4.8%	113,852	5,084,843	4.5%
Interest Expense
Short-term debt facilities	(23,092)	1,424,185	(3.2)%	(11,016)	917,585	(2.4)%
Short-term debt - convertible notes, net	(3,518)	143,853	(4.9)%	(2,787)	113,818	(4.9)%
ABS issued - Legacy Sequoia (2)	(8,067)	597,859	(2.7)%	(7,235)	719,882	(2.0)%
ABS issued - Sequoia Choice (2)	(19,683)	880,387	(4.5)%	—	—	—%
Long-term debt - FHLBC	(17,860)	1,999,999	(1.8)%	(8,806)	1,999,999	(0.9)%
Long-term debt - other	(17,507)	582,120	(6.0)%	(15,421)	499,932	(6.2)%
Total interest expense	(89,727)	5,628,403	(3.2)%	(45,265)	4,251,216	(2.1)%
Net Interest Income	$69,868			$68,587

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

The following table presents net interest income by segment for the three and six months ended June 30, 2018 and 2017.
Table 6 – Net Interest Income by Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Net Interest Income by Segment
Investment Portfolio	$37,565	$38,602	$(1,037)	$76,459	$75,588	$871
Residential Mortgage Banking	5,455	4,012	1,443	12,215	8,562	3,653
Corporate/Other	(8,257)	(7,624)	(633)	(18,806)	(15,563)	(3,243)
Net Interest Income	$34,763	$34,990	$(227)	$69,868	$68,587	$1,281
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.

The Corporate/Other line item in the table above primarily includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Legacy Sequoia entities. The increase in corporate net interest expense during the three- and six-month periods was primarily due to the issuance of $245 million of convertible notes in August 2017, which was partially offset by the repayment of $250 million of convertible notes in April 2018. Additionally, net interest income from our Legacy Sequoia entities has continued to decrease as the underlying residential loans and ABS issued pay down. Details regarding consolidated Legacy Sequoia entities are included in the "Results of Consolidated Legacy Sequoia Entities" section that follows.
The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at June 30, 2018.
Table 7 – Interest Expense — Specific Borrowing Costs

June 30, 2018	Residential Loans Held-for-Sale	Residential Securities
Asset yield	4.75%	5.85%
Short-term debt yield	3.69%	3.25%
Net Spread	1.06%	2.60%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.
Results of Operations by Segment
We report on our business using two distinct segments: Investment Portfolio and Residential Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For additional information on our segments, refer to Note 20 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q. The following table presents the segment contribution from our two segments, reconciled to our consolidated net income, for the three and six months ended June 30, 2018 and 2017.
Table 8 – Segment Results Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Segment Contribution from:
Investment Portfolio	$44,213	$49,831	$(5,618)	$93,283	$95,446	$(2,163)
Residential Mortgage Banking	9,042	7,035	2,007	29,738	18,888	10,850
Corporate/Other	(20,508)	(20,542)	34	(43,429)	(41,041)	(2,388)
Net Income	$32,747	$36,324	$(3,577)	$79,592	$73,293	$6,299
The following sections provide a detailed discussion of the results of operations at each of our two business segments for the three and six months ended June 30, 2018 and 2017.
While the net expense from Corporate/Other was consistent for the three-month periods, the $2 million increase for the six-month periods was due primarily to higher convertible debt interest expense.

Investment Portfolio Segment

Our Investment Portfolio segment is primarily comprised of our portfolio of residential mortgage loans held-for-investment and financed through the FHLBC and our real estate securities portfolio. Additionally, beginning in the third quarter of 2017, this segment includes residential loans held-for-investment at our consolidated Sequoia Choice entities.
The following table presents the components of segment contribution for the Investment Portfolio segment for the three and six months ended June 30, 2018 and 2017.
Table 9 – Investment Portfolio Segment Contribution

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Interest income	$64,569	$45,833	$18,736	$123,326	$88,083	$35,243
Interest expense	(27,004)	(7,231)	(19,773)	(46,867)	(12,495)	(34,372)
Net interest income	37,565	38,602	(1,037)	76,459	75,588	871
Non-interest income
Investment fair value changes, net	1,600	9,115	(7,515)	3,190	12,474	(9,284)
Other income, net	3,322	3,764	(442)	5,440	6,661	(1,221)
Realized gains, net	4,714	2,124	2,590	14,077	7,827	6,250
Total non-interest income, net	9,636	15,003	(5,367)	22,707	26,962	(4,255)
Direct operating expenses	(1,858)	(1,454)	(404)	(3,865)	(3,047)	(818)
Segment contribution before income taxes	45,343	52,151	(6,808)	95,301	99,503	(4,202)
Provision for income taxes	(1,130)	(2,320)	1,190	(2,018)	(4,057)	2,039
Total Segment Contribution	$44,213	$49,831	$(5,618)	$93,283	$95,446	$(2,163)
The following table presents our primary portfolios of investment assets in our Investment Portfolio segment at June 30, 2018 and December 31, 2017.
Table 10 – Investment Portfolio

(In Thousands)	June 30, 2018	December 31, 2017	Change
Residential loans held-for-investment at Redwood	$2,313,336	$2,434,386	$(121,050)
Residential securities	1,055,151	1,152,485	(97,334)
Commercial/Multifamily securities	398,785	324,025	74,760
Residential loans held-for-investment at Sequoia Choice (1)	1,481,145	620,062	861,083
Other assets	343,361	212,915	130,446
Total Assets at Investment Portfolio	$5,591,778	$4,743,873	$847,905

(1)
Our economic investment in the consolidated Sequoia Choice entities at June 30, 2018 and December 31, 2017 was $135 million and $78 million, respectively. For additional details on our Choice loans, see the subsection titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio" that follows.

Overview
During the first six months of 2018, we continued our focus on optimizing our investment portfolio by selling assets that had appreciated in value with lower current yields, and redeployed capital into higher-yielding opportunities. Our sales were mostly comprised of Agency CRT, mezzanine, and legacy securities and our purchases mostly comprised of Sequoia, multifamily securities, and third-party subordinate investments. Through these sales, we captured previously unrealized appreciation, which increased our realized gains during the three and six months ended June 30, 2018. While credit spreads continued to tighten during 2018, the benefit from spread tightening during the three and six months ended June 30, 2018 was lower than for those same periods in 2017, negatively impacting year-over-year results.
Net Interest Income
Net interest income from our Investment Portfolio primarily includes interest income from our residential loans held-for-investment and our securities, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Investment Portfolio segment for the three and six months ended June 30, 2018 and 2017.
Table 11 - Net Interest Income ("NII") from Investment Portfolio

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Net interest income from:
HFI residential loans at Redwood	$13,685	$18,337	$(4,652)	$29,457	$36,640	$(7,183)
HFI residential loans at Sequoia Choice	2,001	—	2,001	3,387	—	3,387
Residential securities	19,398	17,950	1,448	38,917	34,864	4,053
Commercial/Multifamily securities	1,861	1,716	145	3,750	3,090	660
Other interest income	620	599	21	948	994	(46)
NII from Investment Portfolio	$37,565	$38,602	$(1,037)	$76,459	$75,588	$871

Supplemental information:
Hedge interest income (expense), net	$25	$(3,768)	$3,793	$(2,858)	$(7,461)	$4,603
NII and hedge interest income (expense), net	$37,590	$34,834	$2,756	$73,601	$68,127	$5,474

The changes in net interest income for the three- and six-month periods were due primarily to lower net interest income from residential loans, which decreased primarily as a result of higher interest costs from rising benchmark rates during the past 12 months. These decreases were offset by an increase in net interest income from real estate securities, which mostly resulted from higher average balances in addition to higher yields on these investments, and an increase in net interest income from our investments in Sequoia Choice securitizations that we consolidated for GAAP purposes.

The table above also presents net interest income (expense) from hedges that we use to manage interest rate risk in our investment portfolio and are included as a component of Investment fair value changes, net on our consolidated statements of income. Inclusive of the hedge interest, net interest income increased in both the three- and six-month periods.
Investment fair value changes, net
Market valuation changes included in Investment fair value changes, net, result from changes in the fair value of investments and their associated hedges, generally due to changes in market interest rates, changes in credit spreads, and reductions in the basis of investments due to changes in principal balances. See Note 17 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional detail regarding the components of Investment fair value changes, net presented on our consolidated statements of income.

The following table presents the components of investment fair value changes for our Investment Portfolio segment, which is comprised of market valuation gains and losses by investment type, inclusive of fair value changes of associated risk management derivatives, for the three and six months ended June 30, 2018 and 2017.
Table 12 - Investment Portfolio Fair Value Changes, Net by Investment Type

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Market valuation changes:
Residential loans held-for-investment at Redwood	$(1,457)	$(6,078)	$4,621	$(4,195)	$(12,477)	$8,282
Net investments in Sequoia Choice entities (1)	1,072	—	1,072	986	—	986
Residential trading securities	(258)	9,835	(10,093)	654	13,795	(13,141)
Commercial/Multifamily trading securities	2,508	5,997	(3,489)	6,149	12,117	(5,968)
Other valuation changes	(265)	(639)	374	(404)	(961)	557
Investment Fair Value Changes, Net	$1,600	$9,115	$(7,515)	$3,190	$12,474	$(9,284)

(1)
Includes changes in fair value of the residential loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our retained investments (senior and subordinate securities) at the consolidated VIEs.

During the three and six months ended June 30, 2018 and 2017, the negative investment fair value changes from loans and their associated derivatives primarily resulted from hedging costs, which decreased year-over-year due to rising interest rates. The increase in fair values from securities and their associated derivatives during both periods primarily resulted from tighter spreads on these investments, partially offset by hedging costs and decreases in fair value from reductions in the basis of IO securities from associated principal repayments.
Other Income, net
The following table presents the components of MSR income, net for the three and six months ended June 30, 2018 and 2017.
Table 13 – MSR Income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Net servicing fee income	$3,464	$5,852	$6,667	$11,379
Changes in fair value of MSR from the receipt of expected cash flows	(1,688)	(3,065)	(3,142)	(5,478)
MSR reversal of provision for repurchases	277	307	277	312
MSR income before the effect of changes in interest rates and other assumptions	2,053	3,094	3,802	6,213
Changes in fair value of MSRs from interest rates and other assumptions (1)	943	(3,356)	5,289	(4,013)
Changes in fair value of associated derivatives	(1,122)	3,040	(6,261)	2,291
Total net effect of changes in assumptions and rates	(179)	(316)	(972)	(1,722)
MSR Income, Net (2)	$1,874	$2,778	$2,830	$4,491

(1)	Primarily reflects changes in prepayment assumptions on our MSRs due to changes in benchmark interest rates.

(2)	MSR income, net is included in Other income, net on our consolidated statements of income.
MSR income declined for the first six months of 2018 as compared with the same period last year, primarily due to the sale of most of our conforming MSRs in 2017.

Realized Gains, net
During the three months ended June 30, 2018, we realized gains of $5 million, primarily from the sale of $41 million of AFS securities. During the three months ended June 30, 2017, we realized gains of $2 million, primarily from the sale of $19 million of AFS securities.
Direct Operating Expenses and Provision for Income Taxes
The increase in operating expenses at our Investment Portfolio segment for the three- and six-month periods was primarily attributable to higher compensation expense, as we added resources to support our single-family rental and multifamily investments.
The provision for income taxes at our Investment Portfolio segment primarily results from GAAP income earned at our TRS from MSRs and certain securities. For the three- and six-month periods, the decrease in the tax provision primarily resulted from the reduction of the federal corporate tax rate due to the Tax Act.
Residential Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three and six months ended June 30, 2018 and 2017.
Table 14 – Residential Loans Held-for-Investment at Redwood - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2018	June 30, 2018
Fair value at beginning of period	$2,375,785	$2,434,386
Transfers between portfolios (1)	31,936	87,711
Principal repayments	(79,375)	(154,329)
Changes in fair value, net	(15,010)	(54,432)
Fair Value at End of Period	$2,313,336	$2,313,336

(1)	Represents the net transfers of loans into our Investment Portfolio segment from our Residential Mortgage Banking segment and their reclassification from held-for-sale to held-for-investment.
The decrease in the balance of loans held-for-investment during the three months ended June 30, 2018 was primarily due to principal repayments and a decrease in fair value of the loans during this period, resulting from rising benchmark interest rates. As our loans held-for-investment are generally fixed-rate and sensitive to changes in interest rates, we utilize various interest rate derivatives to hedge our interest rate risk for these investments. As a result of rising interest rates during the three and six months ended June 30, 2018, interest rate derivatives associated with these investments increased in value by $14 million and $50 million, respectively.
At June 30, 2018, $2.31 billion of loans were held by our FHLB-member subsidiary and were financed with $2.00 billion of borrowings from the FHLBC. In connection with these borrowings, our FHLB-member subsidiary is required to hold $43 million of FHLB stock.
At June 30, 2018, the weighted average maturity of these FHLB borrowings was approximately seven years and they had a weighted average cost of 2.03% per annum. This interest cost resets every 13 weeks and we seek to fix the interest cost of these FHLB borrowings over their weighted average maturity by using a combination of swaps, TBAs and other derivatives.
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

The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at June 30, 2018.
Table 15 – Characteristics of Residential Real Estate Loans Held-for-Investment at Redwood

June 30, 2018
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$2,042,044	4.09%
Fixed - 15, 20, & 25 year	66,031	3.66%
Hybrid	233,292	4.09%
Total Outstanding Principal	$2,341,367
The outstanding loans held-for-investment at Redwood at June 30, 2018 were prime-quality, first lien loans, of which 96% were originated between 2013 and 2018 and 4% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 770 (at origination) and the weighted average loan-to-value ("LTV") ratio was 66% (at origination). At June 30, 2018, three of these loans with a total unpaid principal balance of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type in our Investment Portfolio segment for the three and six months ended June 30, 2018.
Table 16 – Real Estate Securities Activity by Collateral Type

Three Months Ended June 30, 2018	Residential			Commercial (2)	Total
(In Thousands)	Senior (1)	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$247,672	$228,114	$504,926	$377,008	$1,357,720
Acquisitions
Sequoia securities	10,866	14,204	2,047	—	27,117
Third-party securities	49,031	28,964	88,101	29,809	195,905
Sales
Sequoia securities	—	(28,661)	—	—	(28,661)
Third-party securities	(10,409)	—	(64,320)	(4,969)	(79,698)
Gains on sales and calls, net	2,401	2,273	40	—	4,714
Effect of principal payments (3)	(8,612)	(2,389)	(2,685)	(3,376)	(17,062)
Change in fair value, net	(5,130)	(3,398)	2,116	313	(6,099)
Ending Fair Value (4)	$285,819	$239,107	$530,225	$398,785	$1,453,936

Six Months Ended June 30, 2018	Residential			Commercial (2)	Total
(In Thousands)	Senior (1)	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$249,838	$331,452	$571,195	$324,025	$1,476,510
Acquisitions
Sequoia securities	23,357	14,204	5,952	—	43,513
Third-party securities	49,031	40,308	121,539	113,096	323,974
Sales
Sequoia securities	—	(54,743)	(12,052)	—	(66,795)
Third-party securities	(19,564)	(81,432)	(152,808)	(31,632)	(285,436)
Gains on sales and calls, net	4,893	4,354	4,830	—	14,077
Effect of principal payments (3)	(15,960)	(5,200)	(5,047)	(6,562)	(32,769)
Change in fair value, net	(5,776)	(9,836)	(3,384)	(142)	(19,138)
Ending Fair Value (4)	$285,819	$239,107	$530,225	$398,785	$1,453,936

(1)	Includes $34 million of re-REMIC securities at June 30, 2018.

(2)	Our commercial securities are primarily comprised of Agency multifamily securities.

(3)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

(4)
Excludes $134 million of securities retained from our consolidated Sequoia Choice securitizations at June 30, 2018. For additional details on our Choice loans, see the subsection titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio" that follows.

During the three and six months ended June 30, 2018, we sold $108 million and $352 million, respectively, of mostly lower-yielding securities as part of our ongoing portfolio optimization activities.
At June 30, 2018, our securities consisted of fixed-rate assets (65%), adjustable-rate assets (28%), hybrid assets that reset within the next year (6%), and hybrid assets that reset between 12 and 36 months (1%). For the portions of our securities portfolio that are sensitive to changes in interest rates, we seek to minimize this interest rate risk by using various derivative instruments.

We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our residential securities that were financed with repurchase debt at June 30, 2018.
Table 17 – Real Estate Securities Financed with Repurchase Debt

June 30, 2018	Real Estate Securities (1)	Repurchase Debt	Allocated Capital	Weighted Average Price(2)	Financing Haircut(3)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Senior	$161,038	$(142,106)	$18,932	$98	12%
Mezzanine (4)	292,571	(252,107)	40,464	96	14%
Total Residential Securities	453,609	(394,213)	59,396	95	13%
Commercial/Multifamily Securities	392,383	(312,681)	79,702	96	20%
Total	$845,992	$(706,894)	$139,098

(1)	Amounts represent carrying value of securities, which are held at GAAP fair value.

(2)	GAAP fair value per $100 of principal.

(3)	Allocated capital divided by GAAP fair value.

(4)	Includes $88 million of securities retained from our consolidated Sequoia Choice securitizations at June 30, 2018.
At June 30, 2018, we had short-term debt incurred through repurchase facilities of $707 million, which was secured by $846 million of real estate securities. The remaining $742 million of our securities, including certain securities retained from our consolidated Sequoia Choice securitizations, were financed with capital. Our repo borrowings were made under facilities with seven different counterparties, and the weighted average cost of funds for these facilities during the second quarter of 2018 was approximately 3.20% per annum.
At June 30, 2018, the securities we financed through repurchase facilities had no material credit issues. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.
The majority of the $161 million of senior securities noted in the table above are supported by seasoned residential loans originated prior to 2008. The $293 million of mezzanine securities financed through repurchase facilities at June 30, 2018 carry investment grade credit ratings and are supported by residential loans originated between 2012 and 2018. The loans underlying these securities have experienced minimal delinquencies to date. The $392 million of multifamily securities financed through repurchase facilities at June 30, 2018 carry investment grade credit ratings with 7%-8% of structural credit enhancement.
The following table presents our real estate securities at June 30, 2018 and December 31, 2017, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, mezzanine, and subordinate). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 18 – Real Estate Securities by Vintage and Type

June 30, 2018	Sequoia 2012-2018	Third Party 2013-2018	Agency CRT 2013-2018	Third Party <=2008	Total Residential Securities	Commercial 2015-2018	Total Real Estate Securities
(In Thousands)
Senior (1)(2)	$59,628	$76,848	$—	$149,343	$285,819	$—	$285,819
Mezzanine (3)	101,192	137,915	—	—	239,107	398,785	637,892
Subordinate (1)	131,539	140,969	239,767	17,950	530,225	—	530,225
Total Securities (4)	$292,359	$355,732	$239,767	$167,293	$1,055,151	$398,785	$1,453,936

December 31, 2017	Sequoia 2012-2017	Third Party 2013-2017	Agency CRT 2013-2017	Third Party <=2008	Total Residential Securities	Commercial 2015-2017	Total Real Estate Securities
(In Thousands)
Senior (1)(2)	$33,773	$33,517	$—	$182,548	$249,838	$—	$249,838
Mezzanine (3)	147,466	183,985	—	—	331,451	324,025	655,476
Subordinate (1)	139,442	108,455	300,713	22,586	571,196	—	571,196
Total Securities (4)	$320,681	$325,957	$300,713	$205,134	$1,152,485	$324,025	$1,476,510

(1)
At June 30, 2018 and December 31, 2017, senior Sequoia and third-party securities included $89 million and $70 million of IO securities, respectively. At both June 30, 2018 and December 31, 2017, subordinate third-party securities included $12 million of IO securities.

(2)
Our interest-only securities included $39 million and $15 million of A-IO-S securities at June 30, 2018 and December 31, 2017, respectively, which are securities we retained from certain of our Sequoia securitizations. These securities represent certificated servicing strips and therefore may be negatively impacted by the operating and funding costs related to servicing the associated securitized mortgage loans.

(3)	Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

(4)
Excludes $134 million and $78 million of securities retained from our consolidated Sequoia Choice securitizations at June 30, 2018 and December 31, 2017, respectively. For GAAP purposes we consolidated $1.48 billion of residential loans and $1.35 billion of non-recourse ABS debt associated with these retained securities.

The following tables present the components of the interest income we earned on AFS securities for the three and six months ended June 30, 2018 and 2017.
Table 19 – Interest Income — AFS Securities

Three Months Ended June 30, 2018					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$1,741	$2,185	$3,926	$116,862	5.96%	7.48%	13.44%
Mezzanine	532	226	758	49,951	4.26%	1.81%	6.07%
Subordinate	2,807	1,437	4,244	146,717	7.65%	3.92%	11.57%
Total AFS Securities	$5,080	$3,848	$8,928	$313,530	6.48%	4.91%	11.39%

Three Months Ended June 30, 2017					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$2,173	$2,812	$4,985	$158,659	5.48%	7.09%	12.57%
Mezzanine	1,263	614	1,877	131,574	3.84%	1.87%	5.71%
Subordinate	2,872	1,379	4,251	153,946	7.46%	3.58%	11.04%
Total AFS Securities	$6,308	$4,805	$11,113	$444,179	5.68%	4.33%	10.01%

Six Months Ended June 30, 2018					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$3,567	$4,671	$8,238	$123,924	5.76%	7.54%	13.30%
Mezzanine	1,298	542	1,840	61,467	4.22%	1.76%	5.98%
Subordinate	5,685	2,695	8,380	152,870	7.44%	3.53%	10.97%
Total AFS Securities	$10,550	$7,908	$18,458	$338,261	6.24%	4.68%	10.92%

Six Months Ended June 30, 2017					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$4,382	$5,928	$10,310	$161,987	5.41%	7.32%	12.73%
Mezzanine	2,682	1,268	3,950	139,538	3.84%	1.82%	5.66%
Subordinate	5,583	2,870	8,453	149,750	7.46%	3.83%	11.29%
Total AFS Securities	$12,647	$10,066	$22,713	$451,275	5.61%	4.46%	10.07%
Residential Loans Held-for-Investment at Sequoia Choice Portfolio

During the second half of 2017 and the first half of 2018, we issued four securitizations primarily comprised of expanded-prime Choice loans. We consolidate the Sequoia Choice securitization entities for financial reporting purposes in accordance with GAAP. These entities are independent of Redwood and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia Choice entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At June 30, 2018, the estimated fair value of our economic investments in the consolidated Sequoia Choice entities was $135 million, and was comprised of retained senior and subordinate securities.
The following tables present the statements of income for the three and six months ended June 30, 2018 and 2017 and the balance sheets of the consolidated Sequoia Choice entities at June 30, 2018 and December 31, 2017. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 20 – Consolidated Sequoia Choice Entities Statements of Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Interest income	$14,135	$—	$14,135	$23,070	$—	$23,070
Interest expense	(12,134)	—	(12,134)	(19,683)	—	(19,683)
Net interest income	2,001	—	2,001	3,387	—	3,387
Investment fair value changes, net	1,073	—	1,073	987	—	987
Net Income from Consolidated Sequoia Choice Entities	$3,074	$—	$3,074	$4,374	$—	$4,374
Table 21 – Consolidated Sequoia Choice Entities Balance Sheets

(In Thousands)	June 30, 2018	December 31, 2017
Residential loans, held-for-investment, at fair value	$1,481,145	$620,062
Other assets	5,966	2,528
Total Assets	$1,487,111	$622,590
Other liabilities	$5,048	$2,035
Asset-backed securities issued, at fair value	1,347,427	542,140
Total liabilities	1,352,475	544,175
Equity (fair value of Redwood's retained investments in entities)	134,636	78,415
Total Liabilities and Equity	$1,487,111	$622,590

The following table presents residential loan activity at the consolidated Sequoia Choice entities for the three and six months ended June 30, 2018 and 2017.
Table 22 – Residential Loans Held-for-Investment at Sequoia Choice - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2018	June 30, 2018
Balance at beginning of period	$1,013,619	$620,062
New securitization issuance	529,773	981,633
Principal repayments	(58,299)	(108,326)
Changes in fair value, net	(3,948)	(12,224)
Balance at End of Period	$1,481,145	$1,481,145
During the three and six months ended June 30, 2018, we had transfers of $530 million and $982 million of consolidated Sequoia Choice loans, respectively, from our Residential Mortgage banking segment to our Investment Portfolio segment. The outstanding loans held-for-investment at our Sequoia Choice entities at June 30, 2018 were primarily comprised of prime-quality, first lien, 30-year, fixed-rate loans and were originated in 2012 or later. The gross weighted average coupon of these loans was 4.62%, the weighted average FICO score of borrowers backing these loans was 743 (at origination) and the weighted average original LTV ratio was 74% (at origination). At both June 30, 2018 and December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
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
The following table provides the activity for MSRs for the three and six months ended June 30, 2018.
Table 23 – MSR Activity

(In Thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Balance at beginning of period	$66,496	$63,598
Sold MSRs	(1,077)	(1,077)
Market valuation adjustments	(745)	2,153
Balance at End of Period	$64,674	$64,674

The following table presents characteristics of our MSR investments and their associated loans at June 30, 2018.
Table 24 – Characteristics of MSR Investments Portfolio

(Dollars in Thousands)	June 30, 2018
Unpaid principal balance	$5,160,140
Fair value of MSRs	$64,674
MSR values as percent of unpaid principal balance	1.25%
Gross cash yield (1)	0.26%
Number of loans	7,777
Average loan size	$664
Average coupon	3.96%
Average loan age (months)	48
Average original loan-to-value	67%
Average original FICO score	771
60+ day delinquencies	0.20%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended June 30, 2018, by the weighted average notional balance of loans associated with MSRs we owned during that period.

At June 30, 2018, nearly all of our MSRs were comprised of base MSRs and we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At both June 30, 2018 and December 31, 2017, we had $1 million of servicer advances outstanding related to our MSRs, which are presented in Other assets on our consolidated balance sheets.
Residential Mortgage Banking Segment
The following table presents the components of segment contribution for the Residential Mortgage Banking segment for the three and six months ended June 30, 2018 and 2017.
Table 25 – Residential Mortgage Banking Segment Contribution

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Interest income	$13,084	$8,415	$4,669	$25,981	$15,889	$10,092
Interest expense	(7,629)	(4,403)	(3,226)	(13,766)	(7,327)	(6,439)
Net interest income	5,455	4,012	1,443	12,215	8,562	3,653
Mortgage banking activities, net	10,596	12,046	(1,450)	37,172	29,650	7,522
Direct operating expenses	(5,611)	(6,021)	410	(14,243)	(11,902)	(2,341)
Segment contribution before income taxes	10,440	10,037	403	35,144	26,310	8,834
Provision for income taxes	(1,398)	(3,002)	1,604	(5,406)	(7,422)	2,016
Segment Contribution	$9,042	$7,035	$2,007	$29,738	$18,888	$10,850

The following tables provide the activity of unsecuritized residential loans during the three and six months ended June 30, 2018 and 2017.
Table 26 – Residential Loans Held-for-Sale — Activity

	Three Months Ended June 30,
	2018			2017
(In Thousands)	Select	Choice	Total	Select	Choice	Total
Balance at beginning of period	$766,105	$364,080	$1,130,185	$345,397	$31,210	$376,607
Acquisitions	1,343,224	608,342	1,951,566	1,082,645	138,406	1,221,051
Sales	(1,399,862)	(8,496)	(1,408,358)	(684,016)	(10,859)	(694,875)
Transfers between portfolios (1)	(22,542)	(539,168)	(561,710)	(15,741)	(46,181)	(61,922)
Principal repayments	(7,374)	(7,238)	(14,612)	(9,215)	(58)	(9,273)
Changes in fair value, net	1,265	6,324	7,589	6,298	(515)	5,783
Balance at End of Period	$680,816	$423,844	$1,104,660	$725,368	$112,003	$837,371

	Six Months Ended June 30,
	2018			2017
(In Thousands)	Select	Choice	Total	Select	Choice	Total
Balance at beginning of period	$1,101,356	$326,589	$1,427,945	$765,058	$70,341	$835,399
Acquisitions	2,611,154	1,155,706	3,766,860	2,049,481	279,874	2,329,355
Sales	(2,990,603)	(12,286)	(3,002,889)	(1,959,148)	(113,364)	(2,072,512)
Transfers between portfolios (1)	(22,542)	(1,046,784)	(1,069,326)	(123,054)	(123,864)	(246,918)
Principal repayments	(20,608)	(11,021)	(31,629)	(20,092)	(2,176)	(22,268)
Changes in fair value, net	2,059	11,640	13,699	13,123	1,192	14,315
Balance at End of Period	$680,816	$423,844	$1,104,660	$725,368	$112,003	$837,371

(1)
Represents the net transfers of loans out of our Residential Mortgage Banking segment into our Investment Portfolio segment and their reclassification from held-for-sale to held-for-investment. Includes $530 million and $982 million of Choice loans securitized during the three and six months ended June 30, 2018, respectively, which were not treated as sales for GAAP purposes and continue to be reported on our consolidated balance sheets within our Investment Portfolio segment.

Overview
During the first six months of 2018, we purchased $3.77 billion of predominately prime residential jumbo loans, securitized $2.43 billion of jumbo Select loans that were accounted for as sales, and sold $570 million of jumbo loans to third parties. Additionally, we transferred $982 million of jumbo Choice loans that did not qualify for sales accounting treatment under GAAP to Sequoia securitization entities and we had net transfers of $88 million of loans to our Investment Portfolio segment that were financed with borrowings from the FHLBC. Our pipeline of loans identified for purchase at June 30, 2018 included $1.27 billion of jumbo loans.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At June 30, 2018, we had $719 million of warehouse debt outstanding to fund our residential loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the second quarter of 2018 was 3.60% per annum. Our warehouse capacity at June 30, 2018 totaled $1.43 billion across four separate counterparties, which should continue to provide sufficient liquidity to fund our residential mortgage banking operations in the near-term.
Our residential mortgage banking operations created investments that allowed us to deploy $63 million of capital into our investment portfolio during the first half of 2018. At June 30, 2018, we had 470 loan sellers, up from 451 at the end of 2017. This included 181 jumbo sellers and 289 sellers from various FHLB districts participating in the FHLB's MPF Direct program.

Net Interest Income
Net interest income from residential mortgage banking is primarily comprised of interest income earned on residential loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on our consolidated balance sheet.
The increase in net interest income during the three- and six-month periods was primarily due to a higher average balance of residential loans held in inventory, net of higher warehouse borrowings used to finance our residential loans held-for-sale during 2018.
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
Table 27 – Components of Residential Mortgage Banking Activities, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Changes in fair value of:
Residential loans, at fair value (1)	$3,364	$16,190	$(12,826)	$1,170	$34,986	$(33,816)
Risk management derivatives (2)	6,150	(5,310)	11,460	34,582	(6,710)	41,292
Other income, net (3)	1,082	1,166	(84)	1,420	1,374	46
Total Residential Mortgage Banking Activities, Net	$10,596	$12,046	$(1,450)	$37,172	$29,650	$7,522

(1)	Includes changes in fair value for loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.
The decrease in mortgage banking activities, net for the three-month periods was mostly the result of lower gross margins as compared to the prior year period. The increase in mortgage banking activities, net for the six-month periods was mostly the result of higher loan purchase volume in 2018 compared to 2017, with the majority of the increase being from Choice loans.
Loan purchase commitments ("LPCs"), adjusted for fallout expectations, were $2.01 billion and $3.73 billion for the three and six months ended June 30, 2018, respectively. Our gross margins for our jumbo loans, which we define as net interest income plus income from mortgage banking activities, divided by LPCs, declined as a result of gross margins that were lower relative to the first quarter of 2018 but remained within our long-term expectations.

At both June 30, 2018 and December 31, 2017, we had repurchase reserves of $4 million outstanding related to residential loans sold through this segment. For the six months ended June 30, 2018 and 2017, we recorded $0.2 million and $0.6 million of reversal of provision for repurchases, respectively, that were included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at June 30, 2018.
Table 28 – Characteristics of Residential Loans Held-for-Sale

June 30, 2018	Principal Value	Weighted Average Coupon
(Dollars in Thousands)
First Lien Prime
Fixed - 30 year	$999,324	4.79%
Fixed - 10, 15, 20, & 25 year	22,717	4.29%
Hybrid	69,145	4.24%
ARM	153	4.33%
Total Outstanding Principal	$1,091,339
Operating Expenses and Taxes
Operating expenses for this segment primarily include costs associated with the underwriting, purchase and sale of jumbo residential loans. Operating expenses were consistent for the three-month periods and increased for the six-month periods primarily as a result of higher loan acquisition costs due to higher loan purchase volume in 2018.
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
Results of Consolidated Legacy Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Legacy Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At June 30, 2018, the estimated fair value of our investments in the consolidated Legacy Sequoia entities was $13 million.

The following tables present the statements of income (loss) for the three and six months ended June 30, 2018 and 2017 and the balance sheets of the consolidated Legacy Sequoia entities at June 30, 2018 and December 31, 2017. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 29 – Consolidated Legacy Sequoia Entities Statements of Income (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Interest income	$5,017	$4,863	$154	$9,829	$9,701	$128
Interest expense	(4,215)	(3,692)	(523)	(8,067)	(7,208)	(859)
Net interest income	802	1,171	(369)	1,762	2,493	(731)
Investment fair value changes, net	(720)	(987)	267	(728)	(2,797)	2,069
Net Income (Loss) from Consolidated Legacy Sequoia Entities	$82	$184	$(102)	$1,034	$(304)	$1,338

Table 30 – Consolidated Legacy Sequoia Entities Balance Sheets

(In Thousands)	June 30, 2018	December 31, 2017
Residential loans, held-for-investment, at fair value	$592,029	$632,817
Other assets	3,631	4,367
Total Assets	$595,660	$637,184
Other liabilities	$589	$537
Asset-backed securities issued, at fair value	582,235	622,445
Total liabilities	582,824	622,982
Equity (fair value of Redwood's retained investments in entities)	12,836	14,202
Total Liabilities and Equity	$595,660	$637,184

Net Interest Income at Consolidated Legacy Sequoia Entities
The decrease in net interest income for the three- and six-month periods was primarily attributable to the continued paydown of loans at the consolidated entities.
Investment Fair Value Changes, net at Consolidated Legacy Sequoia Entities

Investment fair value changes, net at consolidated Legacy Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities, which netted together represent the change in value of our retained investments in the consolidated Legacy Sequoia entities. The decrease in negative investment fair value changes in the three- and six-month periods was primarily related to the decline in fair value changes on retained IO securities, as the basis of these assets continue to diminish.
Residential Loans at Consolidated Legacy Sequoia Entities
The following table provides details of residential loan activity at consolidated Legacy Sequoia entities for the three and six months ended June 30, 2018 and 2017.
Table 31 – Residential Loans at Consolidated Legacy Sequoia Entities — Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Balance at beginning of period	$626,151	$745,621	$632,817	$791,636
Principal repayments	(37,869)	(47,896)	(72,091)	(101,357)
Transfers to REO	(567)	(1,076)	(1,835)	(2,044)
Changes in fair value, net	4,314	11,037	33,138	19,451
Balance at End of Period	$592,029	$707,686	$592,029	$707,686
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise all of the loans in the consolidated Legacy Sequoia entities and were primarily originated in 2006 or prior. For outstanding loans at consolidated Legacy Sequoia entities at June 30, 2018, the weighted average FICO score of borrowers backing these loans was 728 (at origination) and the weighted average original LTV ratio was 66% (at origination). At June 30, 2018 and December 31, 2017, the unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $18 million and $25 million, respectively, of which the unpaid principal balance of loans in foreclosure was $7 million and $10 million, respectively.

Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three and six months ended June 30, 2018 and 2017.
Table 32 – Taxable Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except per Share Data)	2018 est. (1)	2017 est. (1)	2018 est. (1)	2017 est. (1)
REIT taxable income	$26,794	$19,440	$60,268	$36,119
Taxable REIT subsidiary income	11,883	13,532	35,964	18,747
Total Taxable Income	$38,677	$32,972	$96,232	$54,866

REIT taxable income per share	$0.35	$0.25	$0.79	$0.47
Total taxable income per share	$0.51	$0.43	$1.27	$0.72

Distributions to shareholders	$22,721	$21,591	$43,916	$43,160
Distributions to shareholders per share	$0.30	$0.28	$0.58	$0.56

(1)	Our tax results for the three and six months ended June 30, 2018 and 2017 are estimates until we file tax returns for these years.

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
Tax Provision under GAAP

For the three and six months ended June 30, 2018, we recorded tax provisions of $3 million and $7 million, respectively, compared to tax provisions of $5 million and $11 million for the three and six months ended June 30, 2017, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The reduction in tax provision year-over-year was primarily the result of the lower federal corporate tax rate resulting from the Tax Act, even though the GAAP income earned at our TRS was slightly higher than the prior year period. Our TRS effective tax rate in 2018 is expected to be approximately equal to the federal corporate tax rate. The income or loss generated at our TRS will not directly affect the tax characterization of our 2018 dividends.

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
The table below reconciles our estimated total taxable income to our GAAP income for the six months ended June 30, 2018.
Table 33 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Six Months Ended June 30, 2018
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$100,965	$23,920	$124,885	$159,595	$(34,710)
Interest expense	(42,063)	(20,193)	(62,256)	(89,727)	27,471
Net interest income	58,902	3,727	62,629	69,868	(7,239)
Realized credit losses	(966)	—	(966)	—	(966)
Mortgage banking activities, net	—	36,097	36,097	37,172	(1,075)
Investment fair value changes, net	229	(270)	(41)	2,498	(2,539)
Operating expenses	(22,283)	(16,091)	(38,374)	(42,039)	3,665
Other income, net	811	7,726	8,537	5,440	3,097
Realized gains, net	23,750	4,857	28,607	14,077	14,530
Provision for income taxes	(175)	(82)	(257)	(7,424)	7,167
Net Income	$60,268	$35,964	$96,232	$79,592	$16,640

Income per basic common share	$0.79	$0.48	$1.27	$1.02	$0.25
Potential Taxable Income Volatility
We expect period-to-period volatility in our estimated taxable income. A description of the factors that can cause this volatility is described in the Taxable Income portion of the Results of Operations section in the MD&A included in Part II, Item 7, of our Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Summary
Our principal sources of cash consist of borrowings under mortgage loan warehouse facilities, securities repurchase agreements, payments of principal and interest we receive from our investment portfolios, and cash generated from our operating activities. Our most significant uses of cash are to purchase mortgage loans for our mortgage banking operations, to fund investments in loans and investment securities, to repay principal and interest on our warehouse facilities, repurchase agreements, and long-term debt, to make dividend payments on our capital stock, and to fund our operations.
Our total capital was $2.00 billion at June 30, 2018, and included $1.23 billion of equity capital and $0.77 billion of the total $2.77 billion of long-term debt on our consolidated balance sheet. This portion of debt included $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, $200 million of convertible debt due in 2024, and $140 million of trust-preferred securities due in 2037.
As of June 30, 2018, we estimate that our available capital was approximately $200 million. Additionally, in July of 2018, we issued $117 million of common equity, which will provide additional capital for us going forward.
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
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At June 30, 2018, $100 million of the current authorization remained available for the repurchase of shares of our common stock. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital described above.
While we believe our available capital is sufficient to fund our currently contemplated investment activities and repay existing debt, we may raise capital from time-to-time to make long-term investments or for other purposes. To the extent we seek additional capital to fund our operations and investment activities, our approach to raising capital will continue to be based on what we believe to be in the best interests of shareholders.
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
Cash Flows and Liquidity for the Six Months Ended June 30, 2018
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.

Cash Flows from Operating Activities
Cash flows from operating activities were negative $674 million during the six months ended June 30, 2018. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $101 million and negative $10 million during the first six months of 2018 and 2017, respectively.
Cash Flows from Investing Activities
During the six months ended June 30, 2018, our net cash provided by investing activities was $364 million and primarily resulted from principal payments on loans held-for-investment at Redwood and at our consolidated Sequoia entities, and principal payments from, and proceeds from net sales of, real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to meet our operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities.
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
During the six months ended June 30, 2018, we deployed $50 million into new initiatives, including $40 million in customized financing for our jumbo loan sellers and $10 million to acquire a minority interest in business-purpose mortgage lender 5 Arches, LLC.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the six months ended June 30, 2018, we had transfers of residential loans from held-for-sale to held-for-investment classification, and also retained securities from Sequoia securitizations we sponsored, which represent non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the six months ended June 30, 2018, our net cash provided by financing activities was $364 million. This primarily resulted from proceeds of $926 million from the issuance of asset-backed securities from our Sequoia Choice securitizations and proceeds of $199 million from the issuance of convertible debt in June 2018. These cash inflows were partially offset by $513 million of net repayments of short-term debt, including the repayment of our $250 million of convertible notes that matured in April, and $182 million of repayments of ABS issued.
 In December 2017, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2018. In May 2018, the Board of Directors declared an increase in the regular dividend to $0.30 per share for the second quarter of 2018. During the six months ended June 30, 2018, we paid $45 million of cash dividends on our common stock, representing cumulative dividends of $0.58 per share. Additionally, in August 2018, the Board of Directors declared a regular dividend of $0.30 per share for the third quarter of 2018, which is payable on September 28, 2018 to shareholders of record on September 14, 2018.
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

At June 30, 2018, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $719 million (secured by residential loans with an aggregate fair value of $786 million) and a total uncommitted borrowing limit of $1.43 billion. In addition, at June 30, 2018, we had an aggregate outstanding short-term debt balance of $707 million under seven securities repurchase facilities, which were secured by securities with a fair market value of $846 million. At June 30, 2018, the fair value of our real estate securities pledged as collateral included $88 million of securities retained from our consolidated Sequoia Choice securitizations. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value of $4 million) at June 30, 2018.
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
At June 30, 2018, we had $1.43 billion of short-term debt outstanding. During the first six months of 2018, the highest balance of our short-term debt outstanding was $2.26 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At June 30, 2018, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the six months ended June 30, 2018, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through a five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At June 30, 2018, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.03% per annum and a weighted average maturity of seven years. At June 30, 2018, accrued interest payable on these borrowings was $6 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.31 billion at June 30, 2018. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At June 30, 2018, our subsidiary held $43 million of FHLBC stock that is included in Other assets on our consolidated balance sheets.
Convertible Notes
In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. After deducting the issuance discount, the underwriting discount and issuance costs, we received approximately $194 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. At June 30, 2018, the outstanding principal amount of these notes was $200 million. At June 30, 2018, the accrued interest payable balance on this debt was $0.2 million.
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. After deducting the underwriting discount and issuance costs, we received approximately $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At June 30, 2018, the outstanding principal amount of these notes was $245 million. At June 30, 2018, the accrued interest payable balance on this debt was $4 million.
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. During the first quarter of 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At June 30, 2018, the outstanding principal amount of these notes was $201 million. At June 30, 2018, the accrued interest payable balance on this debt was $1 million.

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
Trust Preferred Securities and Subordinated Notes
At June 30, 2018, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% and must be redeemed no later than 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.8% per annum. These swaps are accounted for as cash flow hedges with all interest recorded as a component of net interest income and other valuation changes recorded as a component of equity.
Single-Family Rental Loan Warehouse Facilities
During the second quarter of 2018, we entered into repurchase facilities with two third-party financial institutions to finance the purchase of single-family rental loans. The first facility has an aggregate maximum borrowing capacity of $200 million and is scheduled to mature on June 29, 2020. The second facility has an aggregate maximum borrowing capacity of $200 million and is scheduled to mature on June 29, 2021. Borrowings under these facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At June 30, 2018, there were no amounts outstanding under either of these facilities.
 Asset-Backed Securities
At June 30, 2018, there were $623 million (principal balance) of loans owned at consolidated Legacy Sequoia securitization entities, which were funded with $616 million (principal balance) of ABS issued at these entities. In addition, at June 30, 2018, there were $1.46 billion (principal balance) of loans owned at the consolidated Sequoia Choice securitization entities, which were funded with $1.32 billion (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsections titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio" and "Results of Consolidated Legacy Sequoia Entities" in the Results of Operations section of this MD&A for additional details on these entities.
Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition of mortgage loans (including those we acquire in anticipation of sale or securitization), and finance investments in loans, securities, and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2017, under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”

Our sources of debt financing include short-term secured borrowings under mortgage loan warehouse facilities, short-term securities repurchase facilities, a $10 million committed line of short-term secured credit from a bank, and secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, under its borrowing facility with the FHLBC.

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

Because these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Market Risks.” In addition, with respect to mortgage loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Market Risks,” if and when those loans or securities become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility. Additionally, our access to financing under the borrowing facility with the FHLBC is subject to the risks described under the heading “Risk Factors - Recently adopted Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

At June 30, 2018, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at June 30, 2018 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at June 30, 2018 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

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
For additional information on our commitments and contingencies as of June 30, 2018, see Note 13 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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
There have been no changes in our internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleged claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at June 30, 2018, approximately $126 million of principal and $11 million of interest payments had been made in respect of the Seattle Certificate. As of June 30, 2018, the Seattle Certificate had a remaining outstanding principal amount of approximately $8 million. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at June 30, 2018, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. As of June 30, 2018, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.

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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At June 30, 2018, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
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
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At June 30, 2018, $100 million of this current authorization remained available for the repurchase of shares of our common stock.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2018.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
April 1, 2018 - April 30, 2018	—	$—	—	$—
May 1, 2018 - May 31, 2018	—	$—	—	$—
June 1, 2018 - June 30, 2018	—	$—	—	$100,000
Total	—	$—	—	$100,000
Item 3. Defaults Upon Senior Securities
None.
Item 4. Not Applicable

Item 5. Other Information
On August 2, 2018, Lola Bondar was appointed principal accounting officer of Redwood Trust, Inc. Ms. Bondar, age 40, commenced employment with Redwood Trust, Inc. in January 2018 as Managing Director and Corporate Controller. Prior to joining Redwood, Ms. Bondar spent eleven years at Wells Fargo Bank, where she most recently served as Vice President and Group Controller for Wells Fargo’s Commercial Real Estate and Community Lending and Investments businesses in San Francisco. Ms. Bondar also held several finance, accounting, and audit leadership roles at Wells Fargo Wholesale division with an emphasis on commercial lending and derivative instruments. Ms. Bondar’s previous experience also includes employment at OpenTable, Inc. as Senior Risk Manager, as well as Auditor positions at KPMG LLP and Arthur Andersen LLP. Ms. Bondar is a CPA (inactive) and has a B.S. Accounting and Audit degree from the Finance Academy under the Government of the Russian Federation, Moscow, Russia. In connection with commencing her employment, Ms. Bondar and Redwood Trust, Inc. agreed to the following compensation and employment terms: an annual base salary for 2018 of $260,000; a sign-on cash award of $70,000; and an award of deferred stock units (made pursuant to the 2014 Incentive Plan and granted upon the commencement of employment) with an equivalent market value of $125,000, which award will vest over a four-year period. Ms. Bondar will be eligible to receive a 2018 year-end cash incentive award and an equity award of deferred stock units, with any such awards to be at the discretion of the Board of Directors of Redwood Trust, Inc.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on March 5, 2008
3.2.2	First Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 17, 2012
3.2.3	Second Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 22, 2018
4.1
Third Supplemental Indenture, dated June 25, 2018, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 5.625% Convertible Senior Note due 2024) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on June 25, 2018)

10.1*	Redwood Trust, Inc. Amended and Restated 2014 Incentive Award Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 23, 2018)
10.2*
Amended and Restated Employment Agreement, by and between Martin S. Hughes and the Company, dated as of May 22, 2018 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on May 23, 2018)

10.3*	Second Amended and Restated Employment Agreement, by and between Christopher J. Abate and the Company, dated as of May 22, 2018
10.4*	First Amendment to Employment Agreement, by and between Dashiell I. Robinson and the Company, dated as of May 22, 2018
10.5*	Second Amended and Restated Employment Agreement, by and between Andrew P. Stone and the Company, dated as of May 22, 2018
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017;
(ii) Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017;
(iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2018 and 2017;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2018 and 2017;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and
(vi) Notes to Consolidated Financial Statements.

* Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	August 8, 2018	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2018	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2018	By:	/s/ Lola Bondar
Lola Bondar
Controller
(Principal Accounting Officer)