Form 10-Q
period 2018-09-30
REDWOOD TRUST INC
filed 2018-11-08
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	82,965,298 shares outstanding as of November 5, 2018

REDWOOD TRUST, INC.
2018 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	September 30, 2018	December 31, 2017
ASSETS (1)
Residential loans, held-for-sale, at fair value	$866,444	$1,427,945
Residential loans, held-for-investment, at fair value	5,055,815	3,687,265
Business purpose loans, at fair value	115,620	—
Multifamily loans, held-for-investment, at fair value	942,165	—
Real estate securities, at fair value	1,470,084	1,476,510
Cash and cash equivalents	173,516	144,663
Restricted cash	27,253	2,144
Accrued interest receivable	35,644	27,013
Derivative assets	87,219	15,718
Other assets	365,875	258,564
Total Assets	$9,139,635	$7,039,822

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt (2)	$1,424,275	$1,938,682
Accrued interest payable	31,076	18,435
Derivative liabilities	42,724	63,081
Accrued expenses and other liabilities	102,278	67,729
Asset-backed securities issued, at fair value	3,406,985	1,164,585
Long-term debt, net	2,770,970	2,575,023
Total liabilities	7,778,308	5,827,535
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 82,930,281 and 76,599,972 issued and outstanding	829	766
Additional paid-in capital	1,785,957	1,673,845
Accumulated other comprehensive income	72,327	85,248
Cumulative earnings	1,410,854	1,290,341
Cumulative distributions to stockholders	(1,908,640)	(1,837,913)
Total equity	1,361,327	1,212,287
Total Liabilities and Equity	$9,139,635	$7,039,822
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2018 and December 31, 2017, assets of consolidated VIEs totaled $3,693,140 and $1,259,774, respectively. At September 30, 2018 and December 31, 2017, liabilities of consolidated VIEs totaled $3,417,835 and $1,167,157, respectively. See Note 4 for further discussion.

(2)	At December 31, 2017, balance includes $250 million of convertible notes, which matured in April 2018. See Note 12 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2018	2017	2018	2017
Interest Income
Residential loans	$63,265	$38,541	$169,010	$109,538
Business purpose loans	1,445	—	1,445	—
Multifamily loans	5,578	—	5,578	—
Real estate securities	27,063	23,425	79,054	65,068
Other interest income	2,046	771	3,905	1,983
Total interest income	99,397	62,737	258,992	176,589
Interest Expense
Short-term debt	(14,146)	(10,182)	(40,756)	(23,985)
Asset-backed securities issued	(27,421)	(3,956)	(55,171)	(11,191)
Long-term debt	(22,784)	(13,305)	(58,151)	(37,532)
Total interest expense	(64,351)	(27,443)	(154,078)	(72,708)
Net Interest Income	35,046	35,294	104,914	103,881
Non-interest Income
Mortgage banking activities, net	11,224	21,200	48,396	50,850
Investment fair value changes, net	10,332	324	12,830	9,990
Other income, net	3,453	2,812	8,893	9,473
Realized gains, net	7,275	1,734	21,352	8,809
Total non-interest income, net	32,284	26,070	91,471	79,122
Operating expenses	(21,490)	(19,922)	(63,529)	(56,789)
Net Income before Provision for Income Taxes	45,840	41,442	132,856	126,214
Provision for income taxes	(4,919)	(5,262)	(12,343)	(16,741)
Net Income	$40,921	$36,180	$120,513	$109,473

Basic earnings per common share	$0.49	$0.46	$1.51	$1.39
Diluted earnings per common share	$0.42	$0.41	$1.30	$1.26
Regular dividends declared per common share	$0.30	$0.28	$0.88	$0.84
Basic weighted average shares outstanding	80,796,856	76,850,830	77,211,188	76,803,324
Diluted weighted average shares outstanding	114,682,688	102,703,108	107,792,029	99,397,866

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2018	2017	2018	2017
Net Income	$40,921	$36,180	$120,513	$109,473
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(2,408)	13,158	(9,749)	17,899
Reclassification of unrealized gain on available-for-sale securities to net income	(5,686)	(853)	(19,821)	(7,103)
Net unrealized gain (loss) on interest rate agreements	4,801	321	16,649	(375)
Reclassification of unrealized loss on interest rate agreements to net income	—	14	—	42
Total other comprehensive (loss) income	(3,293)	12,640	(12,921)	10,463
Total Comprehensive Income	$37,628	$48,820	$107,592	$119,936

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2018

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2017	76,599,972	$766	$1,673,845	$85,248	$1,290,341	$(1,837,913)	$1,212,287
Net income	—	—	—	—	120,513	—	120,513
Other comprehensive loss	—	—	—	(12,921)	—	—	(12,921)
Issuance of common stock	7,187,500	72	116,964	—	—	—	117,036
Employee stock purchase and incentive plans	183,638	1	(101)	—	—	—	(100)
Non-cash equity award compensation	—	—	10,783	—	—	—	10,783
Share repurchases	(1,040,829)	(10)	(15,534)	—	—	—	(15,544)
Common dividends declared	—	—	—	—	—	(70,727)	(70,727)
September 30, 2018	82,930,281	$829	$1,785,957	$72,327	$1,410,854	$(1,908,640)	$1,361,327

For the Nine Months Ended September 30, 2017

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2016	76,834,663	$768	$1,676,486	$71,853	$1,149,935	$(1,749,614)	$1,149,428
Net income	—	—	—	—	109,473	—	109,473
Other comprehensive income	—	—	—	10,463	—	—	10,463
Employee stock purchase and incentive plans	288,024	3	(2,315)	—	—	—	(2,312)
Non-cash equity award compensation	—	—	7,797	—	—	—	7,797
Common dividends declared	—	—	—	—	—	(66,209)	(66,209)
September 30, 2017	77,122,687	$771	$1,681,968	$82,316	$1,259,408	$(1,815,823)	$1,208,640

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$120,513	$109,473
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(11,091)	(14,246)
Depreciation and amortization of non-financial assets	922	909
Purchases of held-for-sale loans	(5,596,326)	(3,760,110)
Proceeds from sales of held-for-sale loans	4,097,211	3,079,877
Principal payments on held-for-sale loans	51,853	38,500
Net settlements of derivatives	36,721	(10,570)
Non-cash equity award compensation expense	10,783	7,797
Market valuation adjustments	(53,666)	(50,352)
Realized gains, net	(21,352)	(8,809)
Net change in:
Accrued interest receivable and other assets	(32,722)	(19,868)
Accrued interest payable and accrued expenses and other liabilities	34,137	(1,677)
Net cash used in operating activities	(1,363,017)	(629,076)
Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(111,231)	—
Principal payments on loans held-for-investment	550,973	370,595
Purchases of real estate securities	(482,150)	(396,721)
Purchases of multifamily securities held in consolidated securitization trusts	(54,957)	—
Proceeds from sales of real estate securities	432,199	142,931
Principal payments on real estate securities	61,278	55,544
Sales (purchases) of mortgage servicing rights, net	6,344	50,705
Net investment in participation in loan warehouse facility	(37,814)	—
Other investing activities, net	(10,075)	—
Net cash provided by investing activities	354,567	223,054
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	4,760,083	3,126,949
Repayments on short-term debt	(5,274,664)	(2,968,050)
Proceeds from issuance of asset-backed securities	1,658,848	286,898
Repayments on asset-backed securities issued	(305,528)	(146,357)
Proceeds from issuance of long-term debt	199,000	245,000
Deferred long-term debt issuance costs paid	(4,977)	(7,380)
Net settlements of derivatives	(244)	(115)
Net proceeds from issuance of common stock	117,311	224
Net payments on repurchase of common stock	(16,315)	—
Taxes paid on equity award distributions	(375)	(2,536)
Dividends paid	(70,727)	(66,209)
Net cash provided by financing activities	1,062,412	468,424
Net increase in cash, cash equivalents and restricted cash	53,962	62,402
Cash, cash equivalents and restricted cash at beginning of period (1)	146,807	221,467
Cash, cash equivalents, and restricted cash at end of period (1)	$200,769	$283,869
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$139,003	$67,339
Taxes	6,372	1,476
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$46,872	$67,083
Retention of mortgage servicing rights from loan securitizations and sales	—	7,387
Consolidation of multifamily loans held in securitization trusts	946,650	—
Consolidation of multifamily ABS	880,602	—
Transfers from loans held-for-sale to loans held-for-investment	1,981,170	643,876
Transfers from loans held-for-investment to loans held-for-sale	15,717	98,853
Transfers from residential loans to real estate owned	2,139	3,177

(1)
Cash, cash equivalents, and restricted cash at September 30, 2018 includes cash and cash equivalents of $174 million and restricted cash of $27 million, and at December 31, 2017 includes cash and cash equivalents of $145 million and restricted cash of $2 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on making credit-sensitive investments in residential mortgages and related assets and engaging in mortgage banking activities. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, as well as through capital appreciation. We operate our business in two segments: Investment Portfolio and Mortgage Banking.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at September 30, 2018 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2018 should not be construed as indicative of the results to be expected for the full year.
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 where we maintain an ongoing involvement ("Legacy Sequoia"), as well as entities formed in connection with the securitization of Redwood Choice expanded-prime loans beginning in the third quarter of 2017 ("Sequoia Choice"). In addition, we consolidated the assets and liabilities of certain third-party Freddie Mac K-Series securitization trusts beginning in the third quarter of 2018. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 2. Basis of Presentation - (continued)

For financial reporting purposes, the underlying loans owned at the consolidated Sequoia entities are shown under Residential loans, held-for-investment, at fair value, and the underlying loans owned at the consolidated Freddie Mac K-Series are shown under Multifamily loans held-for-investment, at fair value, on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we recorded interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as other income and expenses associated with these entities' activities. See Note 13 for further discussion on ABS issued.
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
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our 2017 Annual Report on Form 10-K is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial position and results of operations for the three and nine months ended September 30, 2018.
Business Purpose Loans at Fair Value
Business purpose loans include loans to investors in single-family rental properties ("Single-family rental loans") and loans to investors rehabilitating and reselling residential properties ("Fix-and-flip loans"). Our single-family rental loans are held-for-sale at fair value, as we have purchased these loans with the intent to sell to third parties or transfer to securitization entities. Fix-and-flip loans are primarily interest-only fixed-rate loans with a term of less than two years which are carried as held-for-investment at fair value.
Coupon interest for these loans is recognized as revenue when earned and deemed collectible or, for single-family rental loans, until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Changes in fair value are recurring and reported through our consolidated statements of income in Mortgage banking activities, net and Investment fair value changes, net for single-family rental loans and fix-and-flip loans, respectively.
Multifamily Loans, Held-for-Investment at Fair Value
Multifamily loans are multifamily mortgage loans held in Freddie Mac-sponsored K-series securitization trusts that we consolidate. In accordance with accounting guidance for collateralized financing entities ("CFEs"), we use the fair value of the ABS issued by the Freddie Mac K-Series entities (which we determined to be more observable) to determine the fair value of the loans held at these entities. Coupon interest for these loans is recognized as revenue when earned and deemed collectible or, until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Changes in fair value for the assets and liabilities of these trusts are recurring and are reported through our consolidated statements of income in Investment fair value changes, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

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
September 30, 2018
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
Other Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This new guidance amends previous guidance by removing and modifying certain existing fair value disclosure requirements, while adding other new disclosure requirements. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted and entities may elect to early adopt the removal or modification of disclosures immediately and delay adoption of the new disclosure requirements until their effective date. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.
In July 2018, the FASB issued ASU 2018-09, "Codification Improvements." This new guidance is intended to clarify, correct, and make minor improvements to the FASB Accounting Standards Codification. The transition and effective dates are based on the facts and circumstances of each amendment, with some amendments becoming effective upon issuance of this ASU and others becoming effective for annual periods beginning after December 15, 2018. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.
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
September 30, 2018
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses." This new guidance provides a new impairment model that is based on expected losses rather than incurred losses to determine the allowance for credit losses. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. We currently have only a small balance of loans receivable that are not carried at fair value and would be subject to this new guidance for allowance for credit losses. Separately, we account for our available-for-sale securities under the other-than-temporary impairment ("OTTI") model for debt securities. This new guidance requires that credit impairments on our available-for-sale securities be recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. Subsequent reversals in credit loss estimates are recognized in income. We plan to adopt this new guidance by the required date and continue to evaluate the impact that this update will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. This new guidance retains a dual lease accounting model, which requires leases to be classified as either operating or capital leases for lessees, for purposes of income statement recognition. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," which provides more specific guidance on certain aspects of Topic 842. Additionally, in July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements." This new ASU introduces an additional transition method which allows entities to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As discussed in Note 15, our only material leases are those related to our leased office space, for which future payments under these leases totaled $16 million at September 30, 2018. Upon adoption of this standard in the first quarter of 2019, we will record a right-of-use asset and lease liability equal to the present value of these future lease payments discounted at our incremental borrowing rate. Based on our initial evaluation of this new guidance, and taking into consideration our current in-place leases, we do not expect that its adoption will have a material impact on our consolidated financial statements. We will continue evaluating this new standard and caution that any changes in our business or additional leases we may enter into could change our initial assessment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at September 30, 2018 and December 31, 2017.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
September 30, 2018 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$78,006	$—	$78,006	$(10,429)	$(28,159)	$39,418
TBAs	6,987	—	6,987	(919)	(5,234)	834
Futures	44	—	44	—	—	44
Total Assets	$85,037	$—	$85,037	$(11,348)	$(33,393)	$40,296

Liabilities (2)
Interest rate agreements	$(38,581)	$—	$(38,581)	$10,429	$28,152	$—
TBAs	(1,744)	—	(1,744)	919	762	(63)
Loan warehouse debt	(578,157)	—	(578,157)	578,157	—	—
Security repurchase agreements	(780,818)	—	(780,818)	780,818	—	—
Total Liabilities	$(1,399,300)	$—	$(1,399,300)	$1,370,323	$28,914	$(63)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
September 30, 2018
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
Analysis of Consolidated VIEs
At September 30, 2018, we consolidated our Legacy Sequoia and Sequoia Choice securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Additionally, in the third quarter of 2018 we consolidated certain third-party Freddie Mac K-Series securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for the consolidated Sequoia entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At September 30, 2018, the estimated fair value of our investments in the consolidated Legacy Sequoia, Sequoia Choice, and Freddie Mac K-Series entities was $12 million, $196 million, and $67 million, respectively. The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

September 30, 2018	Legacy Sequoia	Sequoia Choice	Freddie Mac K-Series	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$553,958	$2,181,195	$—	$2,735,153
Multifamily loans, held-for-investment	—	—	942,165	942,165
Restricted cash	147	11	—	158
Accrued interest receivable	860	9,046	2,843	12,749
REO	2,915	—	—	2,915
Total Assets	$557,880	$2,190,252	$945,008	$3,693,140
Accrued interest payable	$590	$7,643	$2,606	$10,839
Accrued expenses and other liabilities	—	11	—	11
Asset-backed securities issued	544,923	1,986,456	875,606	3,406,985
Total Liabilities	$545,513	$1,994,110	$878,212	$3,417,835

Number of VIEs	20	6	2	28

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2017	Legacy Sequoia	Sequoia Choice	Freddie Mac K-Series	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$632,817	$620,062	$—	$1,252,879
Restricted cash	147	4	—	151
Accrued interest receivable	867	2,524	—	3,391
REO	3,353	—	—	3,353
Total Assets	$637,184	$622,590	$—	$1,259,774
Accrued interest payable	$537	$2,031	$—	$2,568
Accrued expenses and other liabilities	—	4	—	4
Asset-backed securities issued	622,445	542,140	—	1,164,585
Total Liabilities	$622,982	$544,175	$—	$1,167,157

Number of VIEs	20	2	—	22
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
Beginning in the third quarter of 2018, we consolidated the assets and liabilities of two Freddie Mac K-Series securitization trusts as we invested in multifamily subordinate securities issued by these trusts and maintain certain discretionary rights associated with the ownership of these investments. We determined that our involvement with these VIEs reflected a controlling financial interest, and that we have both the power to direct the activities that most significantly impact the economic performance of the VIEs and the right to receive benefits of and the obligation to absorb losses from the VIE that could potentially be significant to the VIEs.
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 43 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents information related to securitization transactions that occurred during the three and nine months ended September 30, 2018 and 2017.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Principal balance of loans transferred	$327,511	$839,264	$2,735,644	$2,223,387
Trading securities retained, at fair value	2,583	24,617	48,831	55,607
AFS securities retained, at fair value	776	4,416	6,728	11,476
MSRs recognized	—	—	—	7,123
The following table summarizes the cash flows during the three and nine months ended September 30, 2018 and 2017 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Proceeds from new transfers	$329,231	$839,642	$2,723,012	$2,213,151
MSR fees received	3,405	3,631	10,216	10,804
Funding of compensating interest, net	(46)	(35)	(102)	(114)
Cash flows received on retained securities	7,267	6,882	21,720	19,843
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during the three and nine months ended September 30, 2018 and 2017.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
At Date of Securitization	MSRs	Senior IO Securities	Subordinate Securities	MSRs	Senior IO Securities	Subordinate Securities
Prepayment rates	N/A	9%	9%	N/A	11%	10%
Discount rates	N/A	14%	7%	N/A	14%	5%
Credit loss assumptions	N/A	0.20%	0.20%	N/A	0.25%	0.25%

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
At Date of Securitization	MSRs	Senior IO Securities	Subordinate Securities	MSRs	Senior IO Securities	Subordinate Securities
Prepayment rates	N/A	9%	10%	9%	10%	10%
Discount rates	N/A	14%	5%	11%	13%	5%
Credit loss assumptions	N/A	0.20%	0.20%	N/A	0.25%	0.25%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents additional information at September 30, 2018 and December 31, 2017, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	September 30, 2018	December 31, 2017
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$130,598	$101,426
Subordinate securities, classified as AFS	163,870	219,255
Mortgage servicing rights	62,325	60,980
Maximum loss exposure (1)	$356,793	$381,661
Assets transferred:
Principal balance of loans outstanding	$10,349,405	$8,364,148
Principal balance of loans 30+ days delinquent	19,625	27,926

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at September 30, 2018 and December 31, 2017.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

September 30, 2018	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at September 30, 2018	$62,325	$62,996	$231,472
Expected life (in years) (2)	9	8	15
Prepayment speed assumption (annual CPR) (2)	7%	9%	9%
Decrease in fair value from:
10% adverse change	$1,631	$2,156	$547
25% adverse change	3,974	5,145	1,361
Discount rate assumption (2)	11%	11%	6%
Decrease in fair value from:
100 basis point increase	$2,469	$2,383	$22,243
200 basis point increase	4,812	4,592	41,116
Credit loss assumption (2)	N/A	0.20%	0.20%
Decrease in fair value from:
10% higher losses	N/A	$—	$559
25% higher losses	N/A	—	4,220

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2017	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2017	$60,980	$33,773	$286,908
Expected life (in years) (2)	8	6	13
Prepayment speed assumption (annual CPR) (2)	9%	10%	11%
Decrease in fair value from:
10% adverse change	$2,022	$1,371	$611
25% adverse change	4,839	3,289	1,506
Discount rate assumption (2)	11%	11%	5%
Decrease in fair value from:
100 basis point increase	$2,386	$1,158	$25,827
200 basis point increase	4,597	2,265	47,885
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,551
25% higher losses	N/A	—	3,873

(1)	Senior securities included $63 million and $34 million of interest-only securities at September 30, 2018 and December 31, 2017, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at September 30, 2018, grouped by security type.
Table 4.7 – Third-Party Sponsored VIE Summary

(Dollars in Thousands)	September 30, 2018	December 31, 2017
Mortgage-Backed Securities
Senior	$214,655	$216,066
Mezzanine	538,847	508,010
Subordinate	422,114	431,753
Total Investments in Third-Party Sponsored VIEs	$1,175,616	$1,155,829
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
September 30, 2018
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
September 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2018 and December 31, 2017.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$866,331	$866,331	$1,427,052	$1,427,052
At lower of cost or fair value	113	133	893	993
Residential loans, held-for-investment
At fair value	5,055,815	5,055,815	3,687,265	3,687,265
Business purpose loans	115,620	115,620	—	—
Multifamily loans	942,165	942,165	—	—
Trading securities	1,108,243	1,108,243	968,844	968,844
Available-for-sale securities	361,841	361,841	507,666	507,666
Cash and cash equivalents	173,516	173,516	144,663	144,663
Restricted cash	27,253	27,253	2,144	2,144
Accrued interest receivable	35,644	35,644	27,013	27,013
Derivative assets	87,219	87,219	15,718	15,718
MSRs (1)	63,785	63,785	63,598	63,598
REO (1)	2,915	3,490	3,354	3,806
Margin receivable (1)	48,655	48,655	85,044	85,044
FHLBC stock (1)	43,393	43,393	43,393	43,393
Guarantee asset (1)	2,885	2,885	2,869	2,869
Pledged collateral (1)	42,127	42,127	42,615	42,615
Participation in loan warehouse facility (1)	39,219	39,219	—	—
Liabilities
Short-term debt	$1,424,275	$1,424,275	$1,688,412	$1,688,412
Accrued interest payable	31,076	31,076	18,435	18,435
Margin payable (2)	33,950	33,950	390	390
Guarantee obligation (2)	17,423	17,409	19,487	18,878
Derivative liabilities	42,724	42,724	63,081	63,081
ABS issued at fair value, net	3,406,985	3,406,985	1,164,585	1,164,585
FHLBC long-term borrowings	1,999,999	1,999,999	1,999,999	1,999,999
Convertible notes, net	632,401	639,684	686,759	692,369
Trust preferred securities and subordinated notes, net	138,570	108,113	138,535	103,230

(1)	These assets are included in Other assets on our consolidated balance sheets.

(2)	These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
During the three and nine months ended September 30, 2018, we elected the fair value option for $32 million and $105 million of residential senior securities, $128 million and $417 million of subordinate securities, and $1.79 billion and $5.52 billion of residential loans (principal balance), respectively. Additionally, during the three months ended September 30, 2018, we elected the fair value option for $126 million of business purpose loans (principal balance) and $963 million of multifamily loans (principal balance). We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to securitizations, as well as for business purpose loans and for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at September 30, 2018 and December 31, 2017, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2018	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,922,146	$—	$—	$5,922,146
Business purpose loans	115,620	—	—	115,620
Multifamily loans	942,165	—	—	942,165
Trading securities	1,108,243	—	—	1,108,243
Available-for-sale securities	361,841	—	—	361,841
Derivative assets	87,219	7,031	78,006	2,182
MSRs	63,785	—	—	63,785
Pledged collateral	42,127	42,127	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	2,885	—	—	2,885

Liabilities
Derivative liabilities	$42,724	$1,744	$38,581	$2,399
ABS issued	3,406,985	—	—	3,406,985

December 31, 2017	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,114,317	$—	$—	$5,114,317
Trading securities	968,844	—	—	968,844
Available-for-sale securities	507,666	—	—	507,666
Derivative assets	15,718	134	10,164	5,420
MSRs	63,598	—	—	63,598
Pledged collateral	42,615	42,615	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	2,869	—	—	2,869

Liabilities
Derivative liabilities	$63,081	$3,808	$55,567	$3,706
ABS issued	1,164,585	—	—	1,164,585

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2018.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets								Liabilities
	Residential Loans	Business Purpose Loans	Multifamily Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives(1)	ABS Issued
(In Thousands)
Beginning balance - December 31, 2017	$5,114,317	$—	$—	$968,844	$507,666	$63,598	$2,869	$1,714	$1,164,585
Acquisitions	5,570,683	126,214	946,650	522,293	6,728	—	—	—	2,539,451
Sales	(4,135,911)	—	—	(348,054)	(118,423)	(1,077)	—	—	—
Principal paydowns	(587,162)	(10,912)	(286)	(25,847)	(35,431)	—	—	—	(305,529)
Gains (losses) in net income, net	(37,641)	318	(4,199)	2,098	32,494	1,264	16	(8,093)	8,478
Unrealized losses in OCI, net	—	—	—	—	(31,193)	—	—	—	—
Other settlements, net (2)	(2,140)	—	—	(11,091)	—	—	—	6,162	—
Ending Balance - September 30, 2018	$5,922,146	$115,620	$942,165	$1,108,243	$361,841	$63,785	$2,885	$(217)	$3,406,985

(1)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase and forward sale commitments, are presented on a net basis.

(2)
Other settlements, net for residential loans represents the transfer of loans to REO, and for derivatives, the settlement of forward sale commitments and the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans. Other settlements, net for our trading securities relates to the consolidation of the Freddie Mac K-Series entities during the three months ended September 30, 2018.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at September 30, 2018 and 2017. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and nine months ended September 30, 2018 and 2017 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2018 and 2017 Included in Net Income

	Included in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Assets
Residential loans at Redwood	$(18,100)	$14,359	$(70,316)	$24,227
Residential loans at consolidated Sequoia entities	(8,978)	3,497	11,936	22,949
Business purpose loans	(20)	—	(20)	—
Multifamily loans at consolidated Freddie Mac K-Series entities	(4,199)	—	(4,199)	—
Trading securities	3,821	(36)	(1,956)	24,452
Available-for-sale securities	(33)	(3)	(90)	(248)
MSRs	337	317	4,861	(1,005)
Loan purchase commitments	2,168	2,117	2,157	2,121
Other assets - Guarantee asset	(51)	(239)	15	(1,043)

Liabilities
Loan purchase commitments	$(2,314)	$—	$(2,388)	$—
ABS issued	12,536	(7,771)	(8,478)	(30,286)
The following table presents information on assets recorded at fair value on a non-recurring basis at September 30, 2018. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at September 30, 2018.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at September 30, 2018

					Gain (Loss) for
September 30, 2018	Carrying Value	Fair Value Measurements Using			Three Months Ended	Nine Months Ended
(In Thousands)		Level 1	Level 2	Level 3	September 30, 2018	September 30, 2018
Assets
REO	$1,804	$—	$—	$1,804	$(37)	$(162)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$5,626	$14,859	$16,522	$29,175
Single-family rental loans held-for-sale, at fair value	(121)	—	(121)	—
Residential loan purchase and forward sale commitments	1,610	13,276	(8,116)	33,947
Risk management derivatives, net	3,796	(7,077)	38,378	(13,787)
Total mortgage banking activities, net (1)	$10,911	$21,058	$46,663	$49,335
Investment Fair Value Changes, Net
Residential loans held-for-investment, at Redwood	$(17,063)	$2,881	$(71,058)	$8,902
Fix-and-flip loans held-for-investment	53	—	53	—
Trading securities	6,314	607	2,429	30,676
Valuation adjustments on commercial loans held-for-sale	—	—	—	300
Net investments in Legacy Sequoia entities (2)	(248)	(1,045)	(976)	(3,842)
Net investments in Sequoia Choice entities (2)	(943)	(256)	43	(256)
Net investments in Freddie Mac K-Series entities (2)	511	—	511	—
Risk-sharing investments	(126)	(267)	(474)	(985)
Risk management derivatives, net	21,867	(1,592)	82,391	(24,557)
Impairments on AFS securities	(33)	(4)	(89)	(248)
Total investment fair value changes, net	$10,332	$324	$12,830	$9,990
Other Income, Net
MSRs	$(823)	$(1,351)	$1,324	$(10,842)
MSR risk management derivatives, net	(890)	(422)	(7,151)	1,869
Total other income, net (3)	$(1,713)	$(1,773)	$(5,827)	$(8,973)
Total Market Valuation Gains, Net	$19,530	$19,609	$53,666	$50,352

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
At September 30, 2018, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2017. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

September 30, 2018	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$2,729,424	Whole loan spread to TBA price	$1.84	-	$2.80		$2.77
		Whole loan spread to swap rate	90	-	198	bps	193	bps

Jumbo hybrid loans	319,029	Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate	75	-	155	bps	125	bps

Jumbo loans committed to sell	138,540	Whole loan committed sales price	$100.98	-	$101.15		$101.08

Loans held by Legacy Sequoia (1)	553,958	Liability price			N/A		N/A

Loans held by Sequoia Choice (1)	2,181,195	Liability price			N/A		N/A

Business purpose loans:
Single-family rental loans	20,105	Whole loan spread to swap rate	247	-	247	bps	247	bps
		Prepayment rate (annual CPR)	3	-	3%		3%

Fix-and-flip loans	95,515	Discount rate	7	-	8%		7%

Multifamily loans held by Freddie Mac K-Series (1)	942,165	Liability price			N/A		N/A

Trading and AFS securities	1,470,084	Discount rate	3	-	15%		6%
		Prepayment rate (annual CPR)	—	-	50%		8%
		Default rate	—	-	27%		2%
		Loss severity	—	-	40%		22%

MSRs	63,785	Discount rate	11	-	67%		11%
		Prepayment rate (annual CPR)	4	-	22%		7%
		Per loan annual cost to service	$82	-	$82		$82

Guarantee asset	2,885	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	7	-	7%		7%

REO	1,804	Loss severity	13	-	45%		30%

Liabilities
ABS issued (1):
At consolidated Sequoia entities	2,531,379	Discount rate	3	-	15%		4%
		Prepayment rate (annual CPR)	8	-	32%		19%
		Default rate	—	-	8%		2%
		Loss severity	20	-	20%		20%

At consolidated Freddie Mac K-Series entities	875,606	Discount rate	3		9%		4%
		Prepayment rate (annual CPR)	—		—%		—%
		Default rate	1		1%		1%
		Loss severity	20		20%		20%

Loan purchase commitments, net	217	MSR multiple	1.0	-	5.4	x	3.5	x
		Pull-through rate	16	-	100%		72%
		Whole loan spread to TBA price	$2.69	-	$2.69		$2.69
		Whole loan spread to swap rate - fixed rate	90	-	198	bps	196	bps
		Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate - hybrid	75	-	155	bps	99	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Footnote to Table 5.7

(1)
The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.

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
Residential and multifamily loans at consolidated entities
We have elected to account for the consolidated securitization entities as CFEs in accordance with GAAP. A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allow companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we use the fair value of the ABS issued by the CFEs (which we determined to be more observable) to determine the fair value of the loans held at these entities, whereby the net assets we consolidate in our financial statements related to these entities represent the estimated fair value of our retained interests in the CFEs.
Business purpose loans
Business purpose loans include fix-and-flip loans and single-family rental loans that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs.
Prices for our single-family rental loans are determined using market comparable information. Significant inputs obtained from market activity include indicative spreads to indexed swap rates (Level 3) for fixed-rate loans and assumed future prepayment rates. These assets would generally decrease in value based upon an increase in the credit spread or prepayment speed assumptions.
Prices for our fix-and-flip loans are determined using discounted cash flow modeling, which incorporates a primary significant unobservable input of discount rate. Other inputs include assumed future prepayment rates and anticipated credit losses. These assets would generally decrease in value based upon an increase in the discount rate.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Real estate securities
Real estate securities include residential, multifamily, and other mortgage-backed securities that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators that are factored into the analysis include bid/ask spreads, the amount and timing of credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate and loss severity. The estimated fair value of our securities would generally decrease based upon an increase in default rates, loss severities, or a decrease in prepayment rates.
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at September 30, 2018, we received dealer price indications on 79% of our securities, representing 86% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.
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
September 30, 2018
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
Real Estate Owned
Real Estate Owned ("REO") includes properties owned in satisfaction of foreclosed loans. Fair values are determined using available market quotes, appraisals, broker price opinions, comparable properties, or other indications of value (Level 3).
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
September 30, 2018
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

ABS issued
ABS issued includes asset-backed securities issued through the Legacy Sequoia and Sequoia Choice securitization entities, as well as securities issued by certain third-party Freddie Mac K-series securitization entities which we consolidate. These instruments are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators factored into the analysis include bid/ask spreads, the amount and timing of collateral credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate, loss severity and credit support. A decrease in credit losses or discount rate, or an increase in prepayment rates, would generally cause the fair value of the ABS issued to decrease (i.e., become a larger liability).
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at September 30, 2018 and December 31, 2017.
Table 6.1 – Classifications and Carrying Values of Residential Loans

September 30, 2018		Legacy	Sequoia
(In Thousands)	Redwood	Sequoia	Choice	Total
Held-for-sale
At fair value	$866,331	$—	$—	$866,331
At lower of cost or fair value	113	—	—	113
Total held-for-sale	866,444	—	—	866,444
Held-for-investment at fair value	2,320,662	553,958	2,181,195	5,055,815
Total Residential Loans	$3,187,106	$553,958	$2,181,195	$5,922,259

December 31, 2017		Legacy	Sequoia
(In Thousands)	Redwood	Sequoia	Choice	Total
Held-for-sale
At fair value	$1,427,052	$—	$—	$1,427,052
At lower of cost or fair value	893	—	—	893
Total held-for-sale	1,427,945	—	—	1,427,945
Held-for-investment at fair value	2,434,386	632,817	620,062	3,687,265
Total Residential Loans	$3,862,331	$632,817	$620,062	$5,115,210
At September 30, 2018, we owned mortgage servicing rights associated with $2.53 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
At September 30, 2018, we owned 1,232 loans held-for-sale at fair value with an aggregate unpaid principal balance of $859 million and a fair value of $866 million, compared to 2,009 loans with an aggregate unpaid principal balance of $1.41 billion and a fair value of $1.43 billion at December 31, 2017. At September 30, 2018, one of these loans with a fair value of $0.6 million was greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2017, one of these loans with a fair value of $0.5 million was greater than 90 days delinquent and none of these loans were in foreclosure.
During the three and nine months ended September 30, 2018, we purchased $1.79 billion and $5.52 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $1.90 billion and $5.83 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $6 million and $16 million, respectively, through Mortgage banking activities, net on our consolidated statements of income. At September 30, 2018, loans held-for-sale with a market value of $622 million were pledged as collateral under short-term borrowing agreements.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 6. Residential Loans - (continued)

At Lower of Cost or Fair Value
At September 30, 2018 and December 31, 2017, we held two and four residential loans, respectively, at the lower of cost or fair value with $0.2 million and $1 million in outstanding principal balance, respectively, and carrying values of $0.1 million and $1 million, respectively. At September 30, 2018, none of these loans were greater than 90 days delinquent or in foreclosure. At December 31, 2017, one of these loans with an unpaid principal balance of $0.3 million was greater than 90 days delinquent and none of these loans were in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At September 30, 2018, we owned 3,259 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.36 billion and a fair value of $2.32 billion, compared to 3,292 loans with an aggregate unpaid principal balance of $2.41 billion and a fair value of $2.43 billion at December 31, 2017. At September 30, 2018, two of these loans with a total fair value of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three and nine months ended September 30, 2018, we transferred loans with a fair value of $116 million and $204 million, respectively, from held-for-sale to held-for-investment. During the three and nine months ended September 30, 2018, we transferred loans with a fair value of $16 million from held-for-investment to held-for-sale. During the three and nine months ended September 30, 2018, we recorded net market valuation losses of $17 million and $71 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At September 30, 2018, loans with a fair value of $2.27 billion were pledged as collateral under a borrowing agreement with the FHLBC.
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
At September 30, 2018, the outstanding loans held-for-investment at Redwood were prime-quality, first lien loans, of which 96% were originated between 2013 and 2018, and 4% were originated in 2012 and prior years. The weighted average Fair Isaac Corporation ("FICO") score of borrowers backing these loans was 769 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 66% (at origination). At September 30, 2018, these loans were comprised of 87% fixed-rate loans with a weighted average coupon of 4.08%, and the remainder were hybrid or ARM loans with a weighted average coupon of 4.20%.
At Consolidated Legacy Sequoia Entities
At September 30, 2018, we consolidated 2,777 held-for-investment loans at consolidated Legacy Sequoia entities, with an aggregate unpaid principal balance of $581 million and a fair value of $554 million, as compared to 3,178 loans at December 31, 2017, with an aggregate unpaid principal balance of $698 million and a fair value of $633 million. At origination, the weighted average FICO score of borrowers backing these loans was 728, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality.
At September 30, 2018 and December 31, 2017, the unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $16 million and $25 million, respectively, of which the unpaid principal balance of loans in foreclosure was $8 million and $10 million, respectively. During the three and nine months ended September 30, 2018, we recorded net market valuation gains of $4 million and $37 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. During the three and nine months ended September 30, 2017, we recorded net market valuation gains of $4 million and $24 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the associated ABS issued. The net impact to our income statement associated with our retained economic investment in the Legacy Sequoia securitization entities is presented in Note 5.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 6. Residential Loans - (continued)

At Consolidated Sequoia Choice Entities
At September 30, 2018, we consolidated 2,928 held-for-investment loans at the consolidated Sequoia Choice entities, with an aggregate unpaid balance of $2.16 billion and a fair value of $2.18 billion, as compared to 806 loans at December 31, 2017 with an aggregate unpaid principal balance of $605 million and a fair value of $620 million. At origination, the weighted average FICO score of borrowers backing these loans was 744, the weighted average LTV ratio of these loans was 75%, and the loans were all first lien and prime-quality. At September 30, 2018, one of these loans with an unpaid principal balance of $1 million was greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three and nine months ended September 30, 2018, we transferred loans with a fair value of $796 million and $1.78 billion, respectively, from held-for-sale to held-for-investment associated with Choice securitizations. During the three and nine months ended September 30, 2018, we recorded net market valuation losses of $13 million and $25 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with Choice securitizations. The net impact to our income statement associated with our retained economic investment in the Sequoia Choice securitization entities is presented in Note 5.
Note 7. Business Purpose Loans
Our business purpose loans include single-family rental loans and fix-and-flip loans. At September 30, 2018, all of our outstanding business purpose loans were acquired from a related party, 5 Arches LLC ("5 Arches"). See Note 11 for information on our equity investment in 5 Arches. The following table summarizes the classifications and carrying values of the business purpose loans owned at Redwood at September 30, 2018 and December 31, 2017.
Table 7.1 – Classifications and Carrying Values of Business Purpose Loans

(In Thousands)	September 30, 2018	December 31, 2017
Single-family rental loans, held-for-sale at fair value	$20,105	$—
Fix-and-flip loans, held-for-investment at fair value	95,515	—
Total Business Purpose Loans	$115,620	$—
Single-Family Rental Loans Held-for-Sale at Fair Value
Under an agreement with 5 Arches, we have exclusive access to their single-family rental loan production through April 2019. At September 30, 2018, we owned four single-family rental loans purchased under this agreement with an aggregate unpaid principal balance of $20 million and a fair value of $20 million. At September 30, 2018, none of these loans were greater than 90 days delinquent or in foreclosure. During both the three and nine months ended September 30, 2018, we purchased $20 million (principal balance) of loans, for which we elected the fair value option, and we did not sell any loans. During both the three and nine months ended September 30, 2018, we recorded a net market valuation loss of $0.1 million on single-family rental loans held-for-sale at fair value through Mortgage banking activities, net on our consolidated statements of income. At September 30, 2018, loans held-for-sale with a market value of $20 million were pledged as collateral under short-term borrowing agreements.
The outstanding single-family rental loans held-for-sale at September 30, 2018 were first lien, fixed-rate loans with maturities of five, seven, or ten years. At September 30, 2018, the weighted average coupon of our single-family rental loans was 5.71% and the weighted average loan term was seven years. At origination, the weighted average LTV ratio of these loans was 65% and the weighted average debt service coverage ratio ("DSCR") was 1.25.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 7. Business Purpose Loans - (continued)

Fix-and-Flip Loans Held-for-Investment at Fair Value
At September 30, 2018, we owned 128 fix-and-flip loans held-for-investment with an aggregate unpaid principal balance of $95 million and a fair value of $96 million. At September 30, 2018, two of these loans with an aggregate unpaid principal balance of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure. During both the three and nine months ended September 30, 2018, we purchased $106 million (principal balance) of loans, and we did not sell any loans. During both the three and nine months ended September 30, 2018, we recorded a net market valuation gain of less than $0.1 million on fix-and-flip loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At September 30, 2018, loans with a market value of $92 million were pledged as collateral under short-term borrowing agreements.
The outstanding fix-and-flip loans held-for-investment at September 30, 2018 were first lien, fixed-rate, interest-only loans with a weighted average coupon of 9.14% and original maturities of 6 to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 718, the weighted average LTV ratio of these loans was 76%, and the estimated rehabilitated LTV ratio was 57%.
Note 8. Multifamily Loans
During the third quarter of 2018, we invested in multifamily subordinate securities issued by two Freddie Mac K-Series securitization trusts and were required to consolidate the underlying multifamily loans owned at these entities for financial reporting purposes in accordance with GAAP. At September 30, 2018, we consolidated 80 held-for-investment multifamily loans, with an aggregate unpaid balance of $963 million and a fair value of $942 million. We did not own or consolidate any multifamily loans at December 31, 2017. The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entities at September 30, 2018 were first lien, fixed-rate loans that were originated in 2015 and 2016 and had original loan terms of seven to ten years and an original weighted average LTV ratio of 69%. At September 30, 2018, the weighted average coupon of these multifamily loans was 4.15% and the weighted average loan term was seven years. At September 30, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.
During both the three and nine months ended September 30, 2018, we recorded a net market valuation loss of $4 million on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with the securitizations. The net impact to our income statement associated with our economic investment in the securities of the Freddie Mac K-Series securitization entities is presented in Note 5.
Note 9. Real Estate Securities
We invest in real estate securities that we acquire from third parties or create and retain from our Sequoia securitizations. The following table presents the fair values of our real estate securities by type at September 30, 2018 and December 31, 2017.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	September 30, 2018	December 31, 2017
Trading	$1,108,243	$968,844
Available-for-sale	361,841	507,666
Total Real Estate Securities	$1,470,084	$1,476,510
Our real estate securities include mortgage-backed securities, which are presented in accordance with their general position within a securitization structure based on their rights to cash flows. Senior securities are those interests in a securitization that generally have the first right to cash flows and are last in line to absorb losses. Mezzanine securities are interests that are generally subordinate to senior securities in their rights to receive cash flows, and have subordinate securities below them that are first to absorb losses. Most of our mezzanine classified securities were initially rated AA through BBB- and issued in 2012 or later. Subordinate securities are all interests below mezzanine. Nearly all of our residential securities are supported by collateral that was designated as prime at the time of issuance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 9. Real Estate Securities - (continued)

Trading Securities
The following table presents the fair value of trading securities by position and collateral type at September 30, 2018 and December 31, 2017.
Table 9.2 – Trading Securities by Position and Collateral Type

(In Thousands)	September 30, 2018	December 31, 2017
Senior	$163,022	$69,974
Mezzanine	602,235	563,475
Subordinate	342,986	335,395
Total Trading Securities	$1,108,243	$968,844
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily securities. At September 30, 2018, trading securities with a carrying value of $668 million as well as $129 million of securities retained from our consolidated Sequoia Choice securitizations were pledged as collateral under short-term borrowing agreements. See Note 12 for additional information on short-term debt.
At September 30, 2018 and December 31, 2017, our senior trading securities included $86 million and $70 million of interest-only securities, respectively, for which there is no principal balance, and the remaining unpaid principal balance of our senior trading securities was $79 million and zero, respectively. Our interest-only securities included $42 million and $15 million of A-IO-S securities at September 30, 2018 and December 31, 2017, respectively, which are securities we retained from certain of our Sequoia securitizations that represent certificated servicing strips.
At September 30, 2018 and December 31, 2017, our mezzanine and subordinate trading securities had an unpaid principal balance of $1.07 billion and $943 million, respectively. At September 30, 2018 and December 31, 2017, the fair value of our mezzanine and subordinate securities was $945 million and $899 million, respectively, and included $236 million and $301 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $68 million and $68 million, respectively, of Sequoia securities, $225 million and $206 million, respectively, of other third-party residential securities, and $417 million and $324 million, respectively, of third-party multifamily securities.
During the three and nine months ended September 30, 2018, we acquired $189 million and $567 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $79 million and $323 million, respectively, of such securities. During the three and nine months ended September 30, 2017, we acquired $171 million and $432 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $25 million and $85 million, respectively, of such securities.
During the three and nine months ended September 30, 2018, we recorded net market valuation gains of $6 million and $2 million, respectively, on trading securities, included in Investment fair value changes, net on our consolidated statements of income. During the three and nine months ended September 30, 2017, we recorded net market valuation gains of $1 million and $31 million, respectively, on trading securities, included in Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at September 30, 2018 and December 31, 2017.
Table 9.3 – Available-for-Sale Securities by Position and Collateral Type

(In Thousands)	September 30, 2018	December 31, 2017
Senior	$114,628	$179,864
Mezzanine	36,377	92,002
Subordinate	210,836	235,800
Total AFS Securities	$361,841	$507,666
At September 30, 2018 and December 31, 2017, all of our available-for-sale securities were comprised of residential mortgage-backed securities. At September 30, 2018, AFS securities with a carrying value of $121 million were pledged as collateral under short-term borrowing agreements. See Note 12 for additional information on short-term debt.
During the three and nine months ended September 30, 2018, we purchased $1 million and $7 million of AFS securities, respectively, and sold $26 million and $118 million of AFS securities, respectively, which resulted in net realized gains of $7 million and $21 million, respectively. During the three and nine months ended September 30, 2017, we purchased $4 million and $32 million of AFS securities, respectively, and sold $23 million and $61 million of AFS securities, respectively, which resulted in net realized gains of $2 million and $9 million, respectively.
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
At September 30, 2018, there were less than $0.1 million of AFS securities with contractual maturities less than five years, $2 million with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at September 30, 2018 and December 31, 2017.
Table 9.4 – Carrying Value of AFS Securities

September 30, 2018
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$119,254	$37,385	$308,445	$465,084
Credit reserve	(7,919)	—	(33,155)	(41,074)
Unamortized discount, net	(25,173)	(3,843)	(131,783)	(160,799)
Amortized cost	86,162	33,542	143,507	263,211
Gross unrealized gains	29,134	2,835	67,896	99,865
Gross unrealized losses	(668)	—	(567)	(1,235)
Carrying Value	$114,628	$36,377	$210,836	$361,841

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 9. Real Estate Securities - (continued)

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
The following table presents the changes for the three and nine months ended September 30, 2018, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$42,191	$170,090	$46,549	$183,753
Amortization of net discount	—	(3,323)	—	(11,231)
Realized credit losses	(616)	—	(1,957)	—
Acquisitions	637	224	5,424	2,354
Sales, calls, other	(777)	(6,586)	(1,843)	(21,265)
Impairments	33	—	89	—
(Release of) transfers to credit reserves, net	(394)	394	(7,188)	7,188
Ending Balance	$41,074	$160,799	$41,074	$160,799
AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at September 30, 2018 and December 31, 2017.
Table 9.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
September 30, 2018	$14,791	$(567)	$14,224	$23,901	$(668)	$23,233
December 31, 2017	8,637	(132)	8,505	28,557	(1,235)	27,322
At September 30, 2018, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 139 AFS securities, of which 11 were in an unrealized loss position and three were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2017, our consolidated balance sheet included 167 AFS securities, of which nine were in an unrealized loss position and three were in a continuous unrealized loss position for 12 consecutive months or longer.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 9. Real Estate Securities - (continued)

Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $1 million at September 30, 2018. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At September 30, 2018, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
For the three months ended September 30, 2018, other-than-temporary impairments were $0.4 million, of which less than $0.1 million were recognized through our consolidated statements of income and $0.3 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the nine months ended September 30, 2018, other-than-temporary impairments were $0.6 million, of which $0.1 million were recognized through our consolidated statements of income and $0.5 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at September 30, 2018.
Table 9.7 – Significant Valuation Assumptions

September 30, 2018	Range for Securities
Prepayment rates	6%	-	10%
Projected losses	0.20%	-	3%
The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at September 30, 2018 and 2017, for which a portion of an OTTI was recognized in other comprehensive income.
Table 9.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Balance at beginning of period	$20,967	$25,802	$21,037	$28,261
Additions
Initial credit impairments	33	—	76	178
Subsequent credit impairments	—	—	—	47
Reductions
Securities sold, or expected to sell	(927)	—	(1,026)	(2,282)
Securities with no outstanding principal at period end	(1,229)	(42)	(1,243)	(444)
Balance at End of Period	$18,844	$25,760	$18,844	$25,760

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 9. Real Estate Securities - (continued)

Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and nine months ended September 30, 2018 and 2017.
Table 9.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Gross realized gains - sales	$7,275	$1,734	$21,312	$9,381
Gross realized gains - calls	—	—	43	677
Gross realized losses - sales	—	—	(3)	—
Gross realized losses - calls	—	—	—	(497)
Total Realized Gains on Sales and Calls of AFS Securities, net	$7,275	$1,734	$21,352	$9,561
Note 10. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at September 30, 2018 and December 31, 2017.
Table 10.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	September 30, 2018		December 31, 2017
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$78,006	$3,139,000	$10,122	$1,765,000
TBAs	6,987	1,480,000	133	295,000
Futures	44	15,000	1	7,500
Swaptions	—	—	42	200,000
Assets - Other Derivatives
Loan purchase commitments	2,182	355,353	3,243	547,434
Loan forward sale commitments	—	—	2,177	343,681
Total Assets	$87,219	$4,989,353	$15,718	$3,158,615

Liabilities - Cash Flow Hedges
Interest rate swaps	$(26,796)	$139,500	$(43,679)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(11,785)	565,500	(11,888)	1,248,000
TBAs	(1,744)	500,000	(3,808)	1,400,000
Liabilities - Other Derivatives
Loan purchase commitments	(2,399)	451,136	(3,706)	697,966
Total Liabilities	$(42,724)	$1,656,136	$(63,081)	$3,485,466
Total Derivative Financial Instruments, Net	$44,495	$6,645,489	$(47,363)	$6,644,081

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 10. Derivative Financial Instruments - (continued)

Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At September 30, 2018, we were party to swaps and swaptions with an aggregate notional amount of $3.70 billion, TBA agreements sold with an aggregate notional amount of $1.98 billion, and financial futures contracts with an aggregate notional amount of $15 million. At December 31, 2017, we were party to swaps and swaptions with an aggregate notional amount of $3.21 billion, TBA agreements sold with an aggregate notional amount of $1.70 billion, and financial futures contracts with an aggregate notional amount of $8 million.
During the three and nine months ended September 30, 2018, risk management derivatives had net market valuation gains of $25 million and $114 million, respectively. During the three and nine months ended September 30, 2017, risk management derivatives had net market valuation losses of $9 million and $36 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and Other income, net on our consolidated statements of income.
Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. For the three and nine months ended September 30, 2018, LPCs and FSCs had a net market valuation gain of $2 million and a net market valuation loss of $8 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income. For the three and nine months ended September 30, 2017, LPCs had net market valuation gains of $13 million and $34 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the three and nine months ended September 30, 2018, changes in the values of designated cash flow hedges were positive $5 million and positive $17 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For the three and nine months ended September 30, 2017, changes in the values of designated cash flow hedges were positive $0.3 million and negative $0.4 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $26 million and $43 million at September 30, 2018 and December 31, 2017, respectively.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and nine months ended September 30, 2018 and 2017.
Table 10.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Net interest expense on cash flows hedges	$(734)	$(1,119)	$(2,536)	$(3,516)
Realized net losses reclassified from other comprehensive income	—	(14)	—	(42)
Total Interest Expense	$(734)	$(1,133)	$(2,536)	$(3,558)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At September 30, 2018, we assessed this risk as remote and did not record a specific valuation adjustment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 10. Derivative Financial Instruments - (continued)

At September 30, 2018, we had outstanding derivative agreements with two counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.
Note 11. Other Assets and Liabilities
Other assets at September 30, 2018 and December 31, 2017, are summarized in the following table.
Table 11.1 – Components of Other Assets

(In Thousands)	September 30, 2018	December 31, 2017
Mortgage servicing rights	$63,785	$63,598
Security purchase deposit	57,982	—
Margin receivable	48,655	85,044
FHLBC stock	43,393	43,393
Pledged collateral	42,127	42,615
Participation in loan warehouse facility	39,219	—
Investment receivable	36,463	1,147
Investment in 5 Arches	10,772	—
Fixed assets and leasehold improvements (1)	5,409	2,645
REO	2,915	3,354
Guarantee asset	2,885	2,869
Other	12,270	13,899
Total Other Assets	$365,875	$258,564

(1)	Fixed assets and leasehold improvements had a basis of $10 million and accumulated depreciation of $5 million at September 30, 2018.
Accrued expenses and other liabilities at September 30, 2018 and December 31, 2017 are summarized in the following table.
Table 11.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	September 30, 2018	December 31, 2017
Margin payable	$33,950	$390
Accrued compensation	18,485	24,025
Guarantee obligations	17,423	19,487
Deferred tax liabilities	11,764	11,764
Residential loan and MSR repurchase reserve	4,709	4,916
Unsettled trades	4,071	13
Accrued income taxes payable	3,313	—
Legal reserve	2,000	2,000
Other	6,563	5,134
Total Accrued Expenses and Other Liabilities	$102,278	$67,729
Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The majority of our investments in MSRs were made through the retention of servicing rights associated with the residential jumbo mortgage loans that we acquired and subsequently transferred to third parties. We hold our MSR investments at our taxable REIT subsidiary.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 11. Other Assets and Liabilities - (continued)

At September 30, 2018 and December 31, 2017, our MSRs had a fair value of $64 million for both periods, and were associated with loans with an aggregate principal balance of $5.02 billion and $5.56 billion, respectively.
The following table presents activity for MSRs for the three and nine months ended September 30, 2018 and 2017.
Table 11.3 – Activity for MSRs

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Balance at beginning of period	$64,674	$63,770	$63,598	$118,526
Additions	—	256	—	7,957
Sales	—	—	(1,077)	(52,966)
Changes in fair value due to:
Changes in assumptions (1)	1,099	563	6,388	(3,450)
Other changes (2)	(1,988)	(1,661)	(5,124)	(7,139)
Balance at End of Period	$63,785	$62,928	$63,785	$62,928

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to the realization of expected cash flows.
The following table presents the components of our MSR income for the three and nine months ended September 30, 2018 and 2017.
Table 11.4 – Components of MSR Income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Servicing income	$4,004	$3,872	$11,601	$17,290
Cost of sub-servicer	(324)	(476)	(1,254)	(2,515)
Net servicing fee income	3,680	3,396	10,347	14,775
Market valuation changes of MSRs	(823)	(1,351)	1,324	(10,842)
Market valuation changes of associated derivatives	(890)	(422)	(7,151)	1,869
MSR reversal of provision for repurchases	—	(8)	277	304
MSR Income, Net (1)	$1,967	$1,615	$4,797	$6,106

(1)	MSR income, net is included in Other income, net on our consolidated statements of income.
Security Purchase Deposit
In the third quarter of 2018, we entered into an agreement with Freddie Mac to purchase mortgage-backed securities to be issued in a securitization transaction sponsored by Freddie Mac that is expected to close in the fourth quarter of 2018. Pursuant to the terms of this agreement, we plan to acquire subordinate securities backed by a pool of seasoned re-performing residential first lien mortgage loans. We deposited $58 million with Freddie Mac towards the purchase price of these securities at the time we entered into this agreement. See Note 15 for further discussion of this agreement with Freddie Mac.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 11. Other Assets and Liabilities - (continued)

FHLBC Stock
In accordance with our FHLB-member subsidiary's borrowing agreement with the FHLBC, our subsidiary is required to purchase and hold stock in the FHLBC. See Note 3 and Note 14 for additional information on this borrowing agreement.
Participation in Loan Warehouse Facility
In the second quarter of 2018, we invested in a subordinated participation in a revolving mortgage loan warehouse credit facility of one of our loan sellers. While our interest is subordinated, it is secured by the loans collateralizing the facility and we have recourse to the loan seller. We account for this subordinated participation interest as a loan receivable at amortized cost, and all associated interest income is recorded as a component of Other interest income in our consolidated statements of income. We monitor the credit quality of the warehouse line of credit and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. As of September 30, 2018, we determined no allowance for credit losses was required for this receivable.
Investment in 5 Arches
On May 1, 2018, we acquired a 20% minority interest in 5 Arches for $10 million, which included a one-year option to purchase all remaining equity in the company for a combination of cash and stock totaling $40 million. 5 Arches is an originator and asset manager of business-purpose residential mortgage loans, including loans to investors in single-family rental properties, bridge loans for investors in multifamily properties, and fix-and-flip loans. In connection with this investment, we also entered into a loan flow purchase agreement, which gives us exclusive access to 5 Arches' single-family rental loan production for a one-year period. See Note 7 for discussion on our business purpose loan portfolio and the loans we have acquired from 5 Arches.
We account for our ownership interest in 5 Arches using the equity method of accounting as we are able to exert significant influence over but do not control the activities of the investee. At September 30, 2018, the carrying amount of our investment in 5 Arches was $7 million. We account for our purchase option as a cost method investment, which had a carrying value of $4 million at September 30, 2018. We have elected to record our share of earnings or losses from 5 Arches on a one-quarter lag. During the three months ended September 30, 2018, we recorded $0.2 million of gross income associated with this investment and, including amortization of certain intangible assets, recorded $0.1 million of net earnings in Other income, net on our consolidated statements of income.
Guarantee Asset, Pledged Collateral, and Guarantee Obligations
The pledged collateral, guarantee asset, and guarantee obligations presented in the tables above are related to our risk-sharing arrangements with Fannie Mae and Freddie Mac. In accordance with these arrangements, we are required to pledge collateral to secure our guarantee obligations. See Note 15 for additional information on our risk-sharing arrangements.
Investment Receivable
At September 30, 2018, investment receivable primarily consisted of $35 million of trade receivables related to real estate securities sales. In accordance with our policy to record purchases and sales of securities on the trade date, if the trade and settlement of a purchase or sale crosses over a quarterly reporting period, we will record an investment receivable for sales and an unsettled trades liability for purchases.
REO
The carrying value of REO at September 30, 2018 was $3 million, which includes the net effect of $2 million related to transfers into REO during the nine months ended September 30, 2018, offset by $3 million of REO liquidations, and $0.3 million of unrealized gains resulting from market valuation adjustments. At September 30, 2018 and December 31, 2017, there were 10 and 14 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Legacy Sequoia entities.
Legal and Repurchase Reserves
See Note 15 for additional information on the legal and residential repurchase reserves.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 12. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At September 30, 2018, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. For additional information about these financial covenants and our short-term debt, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at September 30, 2018 and December 31, 2017.
Table 12.1 – Short-Term Debt

	September 30, 2018
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	4	$578,157	$1,425,000	3.83%	12/2018-8/2019	177
Real estate securities repo (1)	8	780,818	—	3.29%	10/2018-12/2018	27
Single-family rental loan warehouse (2)	2	15,859	400,000	4.53%	6/2020-6/2021	661
Fix-and-flip loan warehouse (2)	2	49,441	60,000	5.63%	10/2019-11/2019	205
Total Short-Term Debt	16	$1,424,275

	December 31, 2017
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	4	$1,039,666	$1,575,000	3.17%	1/2018-12/2018	197
Real estate securities repo (1)	9	648,746	—	2.69%	1/2018-3/2018	28
Total Short-Term Debt Facilities	13	1,688,412
Convertible notes, net	N/A	250,270	—	4.63%	4/2018	105
Total Short-Term Debt		$1,938,682

(1)
Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At September 30, 2018, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.

(2)
Due to the revolving nature of the borrowings under these facilities, we have classified these facilities as short-term debt at September 30, 2018. Borrowings under these facilities will be repaid as the underlying loans mature or are sold to third parties or transferred to securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 12. Short-Term Debt - (continued)

The fair value of held-for-sale residential loans and real estate securities pledged as collateral under our short-term debt facilities was $622 million and $918 million, respectively, at September 30, 2018 and $1.15 billion and $788 million, respectively, at December 31, 2017. At September 30, 2018, the fair value of our real estate securities pledged as collateral included $129 million of securities retained from our consolidated Sequoia Choice securitizations and $11 million of securities we owned that were issued by consolidated Freddie Mac K-series securitizations. At September 30, 2018, the fair value of single-family rental and fix-and-flip loans pledged as collateral under our warehouse facilities was $20 million and $92 million, respectively. For the three and nine months ended September 30, 2018, the average balances of our short-term debt facilities were $1.56 billion and $1.47 billion, respectively. At September 30, 2018 and December 31, 2017, accrued interest payable on our short-term debt facilities was $3 million and $2 million, respectively.
During the second quarter of 2017, $288 million principal amount of 4.625% convertible senior notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during the second quarter of 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. In April 2018, we repaid these $250 million convertible notes and all related accrued interest in full. See Note 14 for additional information on our convertible notes.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $4 million at September 30, 2018. At both September 30, 2018 and December 31, 2017, we had no outstanding borrowings on this facility.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt at September 30, 2018.
Table 12.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	September 30, 2018
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$141,712	$436,445	$578,157
Real estate securities	575,017	205,801	—	780,818
Single-family rental loans	—	—	15,859	15,859
Fix-and-flip loans	7,913	9,091	32,437	49,441
Total Short-Term Debt	$582,930	$356,604	$484,741	$1,424,275
Note 13. Asset-Backed Securities Issued
Through our Sequoia securitization program, we sponsor securitization transactions in which ABS backed by residential mortgage loans are issued by Sequoia entities. We consolidated the Legacy Sequoia and Sequoia Choice securitization entities, and beginning in the third quarter of 2018, certain third-party Freddie Mac K-Series securitization entities, that we determined were VIEs and for which we determined we were the primary beneficiary. Each consolidated securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 13. Asset-Backed Securities Issued - (continued)

We account for the ABS issued under our consolidated entities at fair value, with periodic changes in fair value recorded in Investment fair value changes, net on our consolidated statements of income. Pursuant to the CFE guidelines, the market valuation changes on our loans are based on the estimated fair value of the associated ABS issued. The net impact to our income statement associated with our retained economic investment in each of these securitization entities is presented in Note 5.
The ABS issued by these entities consist of various classes of securities that pay interest on a monthly or quarterly basis. All ABS issued by the Sequoia Choice and Freddie Mac K-Series entities pay fixed rates of interest and substantially all ABS issued by the Legacy Sequoia entities pay variable rates of interest, which are indexed to one-, three-, or six-month LIBOR. ABS issued also includes some interest-only classes with coupons set at a fixed spread to a benchmark rate, or set at a spread to the interest rates earned on the assets less the interest rates paid on the liabilities of a securitization entity.
The carrying values of ABS issued by Sequoia securitization entities we sponsored at September 30, 2018 and December 31, 2017, along with other selected information, are summarized in the following table.

Table 13.1 – Asset-Backed Securities Issued

September 30, 2018	Legacy Sequoia	Sequoia Choice	Freddie Mac K-Series	Total
(Dollars in Thousands)
Certificates with principal balance	$574,615	$1,952,059	$867,705	$3,394,379
Interest-only certificates	1,447	27,763	35,358	64,568
Market valuation adjustments	(31,139)	6,634	(27,457)	(51,962)
ABS Issued, Net	$544,923	$1,986,456	$875,606	$3,406,985
Range of weighted average interest rates, by series	2.33% to 3.43%	4.47% to 4.97%	3.39% to 3.80%
Stated maturities	2024 - 2036	2047 - 2048	2025 - 2027
Number of series	20	6	2

December 31, 2017	Legacy Sequoia	Sequoia Choice	Freddie Mac K-Series	Total
(Dollars in Thousands)
Certificates with principal balance	$691,125	$526,657	$—	$1,217,782
Interest-only certificates	1,972	7,695	—	9,667
Market valuation adjustments	(70,652)	7,788	—	(62,864)
ABS Issued, Net	$622,445	$542,140	$—	$1,164,585
Range of weighted average interest rates, by series	1.46% to 2.78%	4.52% to 4.73%	—%
Stated maturities	2024 - 2036	2047	—
Number of series	20	2	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 13. Asset-Backed Securities Issued - (continued)

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At September 30, 2018, all of the ABS issued and outstanding had contractual maturities beyond five years. The following table summarizes the accrued interest payable on ABS issued at September 30, 2018 and December 31, 2017. Interest due on consolidated ABS issued is payable monthly.
Table 13.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2018	December 31, 2017
Legacy Sequoia	$590	$537
Sequoia Choice	7,643	2,031
Freddie Mac K-Series	2,606	—
Total Accrued Interest Payable on ABS Issued	$10,839	$2,568
The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at September 30, 2018 and December 31, 2017.
Table 13.3 – Collateral for Asset-Backed Securities Issued

September 30, 2018	Legacy Sequoia	Sequoia Choice	Freddie Mac K-Series	Total
(In Thousands)
Residential loans	$553,958	$2,181,195	$—	$2,735,153
Multifamily loans	—	—	942,165	942,165
Restricted cash	147	11	—	158
Accrued interest receivable	860	9,046	2,843	12,749
REO	2,915	—	—	2,915
Total Collateral for ABS Issued	$557,880	$2,190,252	$945,008	$3,693,140

December 31, 2017	Legacy Sequoia	Sequoia Choice	Freddie Mac K-Series	Total
(In Thousands)
Residential loans	$632,817	$620,062	$—	$1,252,879
Restricted cash	147	4	—	151
Accrued interest receivable	867	2,524	—	3,391
REO	3,353	—	—	3,353
Total Collateral for ABS Issued	$637,184	$622,590	$—	$1,259,774

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 14. Long-Term Debt

FHLBC Borrowings

In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At September 30, 2018, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the three and nine months ended September 30, 2018, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At September 30, 2018, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.24% and a weighted average maturity of approximately seven years. At December 31, 2017, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.38% and a weighted average maturity of eight years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. At September 30, 2018, total advances under this agreement were secured by residential mortgage loans with a fair value of $2.27 billion and restricted cash of $25 million. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At September 30, 2018, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.
The following table presents maturities of our FHLBC borrowings by year at September 30, 2018.
Table 14.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	September 30, 2018
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999
For additional information about our FHLBC borrowings, see Part I, Item 2 of Quarterly Report on Form 10-Q under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Convertible Notes
In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. These convertible notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or conversion, which will be no later than July 15, 2024. After deducting the issuance discount, the underwriting discount and offering costs, we received $194 million of net proceeds. Including amortization of deferred debt issuance costs and the debt discount, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. These notes are convertible at the option of the holder at a conversion rate of 54.7645 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.26 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At September 30, 2018, the outstanding principal amount of these notes was $200 million and the accrued interest payable on this debt was $3 million. At September 30, 2018, the unamortized deferred issuance costs and debt discount were $5 million and $1 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 14. Long-Term Debt - (continued)

In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.75% until maturity or conversion, which will be no later than August 15, 2023. After deducting the underwriting discount and offering costs, we received $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At September 30, 2018, these notes were convertible at the option of the holder at a conversion rate of 53.9060 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.55 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At September 30, 2018, the outstanding principal amount of these notes was $245 million. At September 30, 2018, the accrued interest payable balance on this debt was $1 million and the unamortized deferred issuance costs were $6 million.
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At September 30, 2018, these notes were convertible at the option of the holder at a conversion rate of 46.2370 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $21.63 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At September 30, 2018, the outstanding principal amount of these notes was $201 million. At September 30, 2018, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $1 million.
In March 2013, we issued $288 million principal amount of 4.625% convertible senior notes due in April 2018. These convertible notes required semi-annual interest payments at a fixed coupon rate of 4.625% until the debt matured on April 15, 2018. After deducting the underwriting discount and offering costs, we received $279 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes was approximately 4.8% per annum. Until maturity, these notes were convertible at the option of the holder at a conversion rate of 41.1320 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $24.31 per common share). During 2017, $288 million principal amount of these convertible notes and $2 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt, as the maturity of the notes was less than one year as of April 2017. Additionally, during 2017, we repurchased $37 million par value of these notes at a premium and recorded a loss on extinguishment of debt of $1 million in Realized gains, net on our consolidated statements of income. In April 2018, we repaid these $250 million convertible notes and all related accrued interest in full.
Trust Preferred Securities and Subordinated Notes
At September 30, 2018, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed. The $100 million trust preferred securities will be redeemed no later than January 30, 2037, and the $40 million subordinated notes will be redeemed no later than July 30, 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.9% per annum. At both September 30, 2018 and December 31, 2017, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 15. Commitments and Contingencies
Lease Commitments
At September 30, 2018, we were obligated under four non-cancelable operating leases with expiration dates through 2028 for $16 million of cumulative lease payments. Our operating lease expense was $2 million for both nine-month periods ended September 30, 2018 and 2017.
The following table presents our future lease commitments at September 30, 2018.
Table 15.1 – Future Lease Commitments by Year

(In Thousands)	September 30, 2018
2018 (3 months)	$491
2019	2,002
2020	1,966
2021	1,474
2022 and thereafter	10,217
Total Lease Commitments	$16,150
Commitments to Fund Equity Investments
At September 30, 2018, we had committed to fund $50 million to a limited partnership created to finance clean energy projects. This partnership was dissolved in October 2018, and our funding obligation was terminated.
Commitment to Participate in Loan Warehouse Facility
In the second quarter of 2018, we invested in a participation in the mortgage loan warehouse credit facility of one of our loan sellers. This investment includes a commitment to participate in (and an obligation to fund) a designated amount of the loan seller's borrowings under this warehouse credit facility. This obligation is subject to daily funding requests by the financial institution, and fundings are recorded on our balance sheet as a Participation in loan warehouse facility. At September 30, 2018, $39 million of our commitment had been funded, and, assuming future borrowings under this facility are collateralized by mortgage loans with characteristics consistent with those collateralizing the facility at September 30, 2018, we were committed to fund up to an additional $14 million. See Note 11 for additional detail on our participation in a loan warehouse facility.
Commitment to Purchase Residential Mortgage-Backed Securities from Freddie Mac
In the third quarter of 2018, we entered into an agreement with Freddie Mac to purchase mortgage-backed securities to be issued in a securitization transaction sponsored by Freddie Mac. Pursuant to the terms of this agreement, we plan to acquire subordinate securities backed by a pool of seasoned re-performing residential first lien mortgage loans. We deposited $58 million with Freddie Mac towards the purchase price of these securities and expect to fund the remainder of the purchase price of these securities, approximately $180 million, upon the closing of this transaction in the fourth quarter of 2018, which we expect will be partially financed by a third-party financial institution under a securities repurchase facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At September 30, 2018, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At September 30, 2018, we had not incurred any losses under these arrangements. For the three and nine months ended September 30, 2018, other income related to these arrangements was $1 million and $3 million, respectively, and net market valuation losses related to these investments were $0.1 million and $0.5 million, respectively. For the three and nine months ended September 30, 2017, other income related to these arrangements was $1 million and $2 million, respectively, and net market valuation losses related to these investments were $0.3 million and $1 million, respectively.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at September 30, 2018, the loans had an unpaid principal balance of $1.89 billion and a weighted average FICO score of 759 (at origination) and LTV ratio of 76% (at origination). At September 30, 2018, $4 million of the loans were 90 days or more delinquent, of which $1 million were in foreclosure. At September 30, 2018, the carrying value of our guarantee obligation was $17 million and included $6 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2018 and December 31, 2017, assets of such SPEs totaled $47 million and $48 million, respectively, and liabilities of such SPEs totaled $17 million and $19 million, respectively.
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
At both September 30, 2018 and December 31, 2017, our repurchase reserve associated with our residential loans and MSRs was $5 million and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received eight repurchase requests during the nine months ended September 30, 2018, and did not repurchase any loans during this period. During the nine months ended September 30, 2018 and 2017, we recorded reversals of repurchase provision of $0.2 million and $0.5 million, respectively, that were recorded in Mortgage banking activities, net and Other income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 15. Commitments and Contingencies - (continued)

Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleged claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at September 30, 2018, approximately $126 million of principal and $12 million of interest payments had been made in respect of the Seattle Certificate. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at September 30, 2018, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At September 30, 2018, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 16. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three and nine months ended September 30, 2018 and 2017.
Table 16.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$106,725	$(31,105)	$114,364	$(44,688)
Other comprehensive (loss) income before reclassifications (1)	(2,408)	4,801	13,158	321
Amounts reclassified from other accumulated comprehensive income (2)	(5,686)	—	(853)	14
Net current-period other comprehensive (loss) income	(8,094)	4,801	12,305	335
Balance at End of Period	$98,631	$(26,304)	$126,669	$(44,353)

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$128,201	$(42,953)	$115,873	$(44,020)
Other comprehensive income (loss) before reclassifications (1)	(9,749)	16,649	17,899	(375)
Amounts reclassified from other accumulated comprehensive income (2)	(19,821)	—	(7,103)	42
Net current-period other comprehensive income (loss)	(29,570)	16,649	10,796	(333)
Balance at End of Period	$98,631	$(26,304)	$126,669	$(44,353)

(1)
Amounts presented for net unrealized gains on available-for-sale securities are net of tax benefit (provision) of zero and $0.1 million for the three and nine months ended September 30, 2018, respectively, and zero and $(0.1) million for the three and nine months ended September 30, 2017, respectively.

(2)	Amounts are presented net of tax provision of $2 million for both the three and nine months ended September 30, 2018.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 16. Equity - (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2018 and 2017.
Table 16.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended September 30,
(In Thousands)	Income Statement	2018	2017
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$33	$3
Gain on sale of AFS securities	Realized gains, net	(7,247)	(856)
Gain on sale of AFS securities	Provision for income taxes	1,528	—
		$(5,686)	$(853)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$—	$14
		$—	$14

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Nine Months Ended September 30,
(In Thousands)	Income Statement	2018	2017
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$89	$248
Gain on sale of AFS securities	Realized gains, net	(21,438)	(7,351)
Gain on sale of AFS securities	Provision for income taxes	1,528	—
		$(19,821)	$(7,103)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$—	$42
		$—	$42

(1)
For the three months ended September 30, 2018, other-than-temporary impairments were $0.4 million, of which less than $0.1 million were recognized through our consolidated statements of income and $0.3 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the nine months ended September 30, 2018, other-than-temporary impairments were $0.6 million, of which $0.1 million were recognized through our consolidated statements of income and $0.5 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the nine months ended September 30, 2017, other-than-temporary impairments were $0.6 million, of which $0.2 million were recognized through our consolidated statements of income and $0.4 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet.

Issuance of Common Stock
During the three and nine months ended September 30, 2018, we issued 7,187,500 shares of common stock in an underwritten public offering for net proceeds of $117 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 16. Equity - (continued)

Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2018 and 2017.
Table 16.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except Share Data)	2018	2017	2018	2017
Basic Earnings per Common Share:
Net income attributable to Redwood	$40,921	$36,180	$120,513	$109,473
Less: Dividends and undistributed earnings allocated to participating securities	(1,231)	(948)	(3,766)	(2,800)
Net income allocated to common shareholders	$39,690	$35,232	$116,747	$106,673
Basic weighted average common shares outstanding	80,796,856	76,850,830	77,211,188	76,803,324
Basic Earnings per Common Share	$0.49	$0.46	$1.51	$1.39
Diluted Earnings per Common Share:
Net income attributable to Redwood	$40,921	$36,180	$120,513	$109,473
Less: Dividends and undistributed earnings allocated to participating securities	(1,284)	(986)	(3,867)	(2,926)
Add back: Interest expense on convertible notes for the period, net of tax	8,666	6,564	23,642	18,639
Net income allocated to common shareholders	$48,303	$41,758	$140,288	$125,186
Weighted average common shares outstanding	80,796,856	76,850,830	77,211,188	76,803,324
Net effect of dilutive equity awards	443,191	298,955	251,935	215,141
Net effect of assumed convertible notes conversion to common shares	33,442,641	25,553,323	30,328,906	22,379,401
Diluted weighted average common shares outstanding	114,682,688	102,703,108	107,792,029	99,397,866
Diluted Earnings per Common Share	$0.42	$0.41	$1.30	$1.26
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
During the three and nine months ended September 30, 2018 and 2017, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three and nine months ended September 30, 2018, the number of outstanding equity awards that were antidilutive totaled 7,761 and 7,230, respectively. For the three and nine months ended September 30, 2017, the number of outstanding equity awards that were antidilutive totaled 6,149 and 5,843, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 16. Equity - (continued)

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
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At September 30, 2018, $100 million of the current authorization remained available for the repurchase of shares of our common stock.
Note 17. Equity Compensation Plans
At September 30, 2018 and December 31, 2017, 4,875,504 and 1,356,438 shares of common stock, respectively, were available for grant under our Incentive Plan. During the three months ended June 30, 2018, Redwood shareholders approved for grant an additional 4,000,000 shares of common stock under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $19 million at September 30, 2018, as shown in the following table.
Table 17.1 – Activities of Equity Compensation Costs by Award Type

	Nine Months Ended September 30, 2018
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$2,808	$13,364	$5,298	$—	$21,470
Equity grants	2,391	4,750	350	136	7,627
Equity grant forfeitures	(112)	—	—	—	(112)
Equity compensation expense	(1,245)	(6,264)	(1,954)	(102)	(9,565)
Unrecognized Compensation Cost at End of Period	$3,842	$11,850	$3,694	$34	$19,420
At September 30, 2018, the weighted average amortization period remaining for all of our equity awards was less than two years.
Restricted Stock
At September 30, 2018 and December 31, 2017, there were 329,042 and 257,507 shares, respectively, of restricted stock outstanding. Restrictions on these shares lapse through 2022. During the nine months ended September 30, 2018, there were 162,330 shares of restricted stock granted, restrictions on 83,325 shares of restricted stock lapsed and those shares were distributed, and 7,470 shares of restricted stock awards were forfeited.
Deferred Stock Units (“DSUs”)
At September 30, 2018 and December 31, 2017, there were 2,241,887 and 1,878,491 DSUs, respectively, outstanding of which 1,269,946 and 889,835, respectively, had vested. During the nine months ended September 30, 2018, there were 395,917 DSUs granted, 32,521 DSUs distributed, and no DSUs forfeited. Unvested DSUs at September 30, 2018 vest through 2022.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)
Note 17. Equity Compensation Plans - (continued)

Performance Stock Units (“PSUs”)
At September 30, 2018 and December 31, 2017, the target number of PSUs that were unvested was 727,295 and 704,270, respectively. Vesting for these PSUs will generally occur at the end of three years from their grant date, with the level of vesting at that time contingent on total shareholder return ("TSR"). TSR for these PSUs is defined as the percentage by which our common stock "per share price" has increased or decreased as of the last day of the three-year vesting period relative to the first day of such vesting period, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock ("Three-Year TSR"). The number of underlying shares of our common stock that will vest in future years will vary between 0% (if Three-Year TSR is zero or negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.
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
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of September 30, 2018 and December 31, 2017, 382,696 and 361,006 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at September 30, 2018.
Note 18. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.
Table 18.1 – Mortgage Banking Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$7,236	$28,135	$8,406	$63,122
Single-family rental loans, at fair value (1)	(121)	—	(121)	—
Risk management derivatives (2)	3,796	(7,077)	38,378	(13,787)
Other income, net (3)	313	142	1,733	1,515
Mortgage Banking Activities, Net	$11,224	$21,200	$48,396	$50,850

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 19. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.
Table 19.1 – Investment Fair Value Changes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$(17,063)	$2,881	$(71,058)	$8,902
Fix-and-flip loans held-for-investment	53	—	53	—
Trading securities	6,314	607	2,429	30,676
Net investments in Legacy Sequoia entities (1)	(248)	(1,045)	(976)	(3,842)
Net investments in Sequoia Choice entities (1)	(943)	(256)	43	(256)
Net investments in Freddie Mac K-Series entities (1)	511	—	511	—
Risk-sharing investments	(126)	(267)	(474)	(985)
Risk management derivatives, net	21,867	(1,592)	82,391	(24,557)
Valuation adjustments on commercial loans held-for-sale	—	—	—	300
Impairments on AFS securities	(33)	(4)	(89)	(248)
Investment Fair Value Changes, Net	$10,332	$324	$12,830	$9,990

(1)
Includes changes in fair value of the residential loans held-for-investment, REO and the ABS issued at the entities, which netted together represent the change in value of our retained investments at the consolidated VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 20. Operating Expenses
Components of our operating expenses for the three and nine months ended September 30, 2018 and 2017 are presented in the following table.
Table 20.1 – Components of Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Fixed compensation expense	$5,922	$5,233	$18,136	$16,556
Variable compensation expense	4,923	6,467	13,655	14,713
Equity compensation expense	3,033	2,337	9,565	7,634
Total compensation expense	13,878	14,037	41,356	38,903
Systems and consulting	1,794	1,856	5,434	5,183
Loan acquisition costs (1)	1,887	1,187	5,860	3,397
Office costs	1,173	988	3,397	3,231
Accounting and legal	1,170	519	3,078	2,322
Corporate costs	462	415	1,462	1,363
Other operating expenses	1,126	920	2,942	2,390
Total Operating Expenses	$21,490	$19,922	$63,529	$56,789

(1)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.
Note 21. Taxes
For the nine months ended September 30, 2018 and 2017, we recognized a provision for income taxes of $12 million and $17 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at September 30, 2018 and 2017.
Table 21.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	September 30, 2018	September 30, 2017
Federal statutory rate	21.0%	34.0%
State statutory rate, net of Federal tax effect	8.6%	7.2%
Differences in taxable (loss) income from GAAP income	(1.8)%	(6.8)%
Change in valuation allowance	(3.2)%	(2.8)%
Dividends paid deduction	(15.3)%	(18.3)%
Effective Tax Rate	9.3%	13.3%
The reduction of the federal statutory rate from 34% to 21% is due to the enactment of the Tax Act.
We assessed our tax positions for all open tax years (i.e., Federal, 2015 to 2018, and State, 2014 to 2018) at September 30, 2018 and December 31, 2017, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 22. Segment Information
Redwood operates in two segments: Investment Portfolio and Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For a full description of our segments, see Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2017. Additionally, beginning in the third quarter of 2018, our Investment Portfolio segment includes fix-and-flip loans held-for-investment as well as the multifamily loans held-for-investment at consolidated Freddie Mac securitization entities and our Mortgage Banking segment includes our single-family rental loans held-for-sale.
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
The following tables present financial information by segment for the three and nine months ended September 30, 2018 and 2017.
Table 22.1 – Business Segment Financial Information

	Three Months Ended September 30, 2018
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$79,556	$14,427	$5,414	$99,397
Interest expense	(40,852)	(7,537)	(15,962)	(64,351)
Net interest income (loss)	38,704	6,890	(10,548)	35,046
Non-interest income
Mortgage banking activities, net	—	11,224	—	11,224
Investment fair value changes, net	10,566	—	(234)	10,332
Other income, net	3,334	—	119	3,453
Realized gains, net	7,275	—	—	7,275
Total non-interest income, net	21,175	11,224	(115)	32,284
Direct operating expenses	(2,659)	(6,570)	(12,261)	(21,490)
Provision for income taxes	(2,840)	(2,079)	—	(4,919)
Segment Contribution	$54,380	$9,465	$(22,924)
Net Income				$40,921
Non-cash amortization income (expense), net	$4,019	$(54)	$(1,176)	$2,789

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 22. Segment Information - (continued)

	Three Months Ended September 30, 2017
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$47,023	$10,626	$5,088	$62,737
Interest expense	(9,445)	(4,135)	(13,863)	(27,443)
Net interest income (loss)	37,578	6,491	(8,775)	35,294
Non-interest income
Mortgage banking activities, net	—	21,200	—	21,200
Investment fair value changes, net	1,372	—	(1,048)	324
Other income, net	2,812	—	—	2,812
Realized gains, net	1,734	—	—	1,734
Total non-interest income, net	5,918	21,200	(1,048)	26,070
Direct operating expenses	(1,324)	(6,107)	(12,491)	(19,922)
Provision for income taxes	(433)	(4,829)	—	(5,262)
Segment Contribution	$41,739	$16,755	$(22,314)
Net Income				$36,180
Non-cash amortization income (expense)	$5,222	$(25)	$(787)	$4,410

	Nine Months Ended September 30, 2018
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$202,882	$40,408	$15,702	$258,992
Interest expense	(87,719)	(21,303)	(45,056)	(154,078)
Net interest income (loss)	115,163	19,105	(29,354)	104,914
Non-interest income
Mortgage banking activities, net	—	48,396	—	48,396
Investment fair value changes, net	13,756	—	(926)	12,830
Other income, net	8,774	—	119	8,893
Realized gains, net	21,352	—	—	21,352
Total non-interest income, net	43,882	48,396	(807)	91,471
Direct operating expenses	(6,524)	(20,941)	(36,064)	(63,529)
Provision for income taxes	(4,858)	(7,485)	—	(12,343)
Segment Contribution	$147,663	$39,075	$(66,225)
Net Income				$120,513
Non-cash amortization income (expense)	$13,290	$(99)	$(3,021)	$10,170

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 22. Segment Information - (continued)

	Nine Months Ended September 30, 2017
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$135,106	$26,515	$14,968	$176,589
Interest expense	(21,940)	(11,462)	(39,306)	(72,708)
Net interest income (loss)	113,166	15,053	(24,338)	103,881
Non-interest income
Mortgage banking activities, net	—	50,850	—	50,850
Investment fair value changes, net	13,846	—	(3,856)	9,990
Other income, net	9,473	—	—	9,473
Realized gains, net	9,561	—	(752)	8,809
Total non-interest income, net	32,880	50,850	(4,608)	79,122
Direct operating expenses	(4,371)	(18,009)	(34,409)	(56,789)
Provision for income taxes	(4,490)	(12,251)	—	(16,741)
Segment Contribution	$137,185	$35,643	$(63,355)
Net Income				$109,473
Non-cash amortization income (expense)	$16,263	$(79)	$(2,528)	$13,656
The following table presents the components of Corporate/Other for the three and nine months ended September 30, 2018 and 2017.
Table 22.2 – Components of Corporate/Other

	Three Months Ended September 30,
	2018			2017
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$5,174	$240	$5,414	$4,875	$213	$5,088
Interest expense	(4,257)	(11,705)	(15,962)	(3,838)	(10,025)	(13,863)
Net interest income (loss)	917	(11,465)	(10,548)	1,037	(9,812)	(8,775)
Non-interest income
Investment fair value changes, net	(248)	14	(234)	(1,045)	(3)	(1,048)
Other income	—	119	119	—	—	—
Total non-interest income, net	(248)	133	(115)	(1,045)	(3)	(1,048)
Direct operating expenses	—	(12,261)	(12,261)	—	(12,491)	(12,491)
Total	$669	$(23,593)	$(22,924)	$(8)	$(22,306)	$(22,314)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 22. Segment Information - (continued)

	Nine Months Ended September 30,
	2018			2017
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$15,003	$699	$15,702	$14,576	$392	$14,968
Interest expense	(12,324)	(32,732)	(45,056)	(11,046)	(28,260)	(39,306)
Net interest income (loss)	2,679	(32,033)	(29,354)	3,530	(27,868)	(24,338)
Non-interest income
Investment fair value changes, net	(976)	50	(926)	(3,842)	(14)	(3,856)
Other income	—	119	119	—	—	—
Realized gains, net	—	—	—	—	(752)	(752)
Total non-interest income, net	(976)	169	(807)	(3,842)	(766)	(4,608)
Direct operating expenses	—	(36,064)	(36,064)	—	(34,409)	(34,409)
Total	$1,703	$(67,928)	$(66,225)	$(312)	$(63,043)	$(63,355)

(1)	Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

The following table presents supplemental information by segment at September 30, 2018 and December 31, 2017.
Table 22.3 – Supplemental Segment Information

(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
September 30, 2018
Residential loans	$4,501,857	$866,444	$553,958	$5,922,259
Business purpose loans	95,515	20,105	—	115,620
Multifamily loans	942,165	—	—	942,165
Real estate securities	1,470,084	—	—	1,470,084
Total assets	7,436,674	909,926	793,035	9,139,635

December 31, 2017
Residential loans	$3,054,448	$1,427,945	$632,817	$5,115,210
Real estate securities	1,476,510	—	—	1,476,510
Total assets	4,743,873	1,453,069	842,880	7,039,822

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

Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on making credit-sensitive investments in residential mortgages and related assets and engaging in mortgage banking activities. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, as well as through capital appreciation. We operate our business in two segments: Investment Portfolio and Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For a full description of our segments, see Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, navigating challenging market conditions from aggressive loan purchase pricing by many industry participants attempting to preserve purchase volume, and the prospects for federal housing finance reform); (ii) statements related to our investment portfolio and investment opportunities, including that we expect to fund the remainder of the purchase price, approximately $180 million, in the fourth quarter of 2018 to close our re-performing loan pool investment which we expect will be partially financed by a third-party financial institution under a securities repurchase facility; (iii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the third quarter of 2018 and at September 30, 2018, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (iv) statements relating to our estimate of our available capital (including that we estimate our available capital at September 30, 2018 was approximately $150 million), and expectations relating to sourcing additional capital from continued optimization of our investment portfolio and from capital markets; (v) statements we make regarding our dividend policy, including with respect to our regular quarterly dividends in 2018; and (vi) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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

OVERVIEW
Business Update
Despite mortgage market headwinds, our third quarter earnings comfortably exceeded our recently increased quarterly dividend, book value rose for the 10th consecutive quarter, and we deployed $281 million of capital into new investments, the most for any quarter in Redwood’s 24-year history. Successfully deploying our capital where it is most impactful to the housing market and accretive for shareholders remains our top priority going forward.
Continued constraints on the supply of homes, combined with increases in mortgage interest rates during the third quarter, further strained home affordability and sent refinance activity to 14-year lows. In this environment, we believe many high-quality borrowers - both owner-occupants and housing investors - remain underserved. Highlighted by our Redwood Choice program and single-family rental initiative, we believe our mortgage banking platform has continued opportunities as it seeks to be responsive to trends that drive the flow of capital in housing.
For Redwood, the relative strength of mortgage credit spreads during the third quarter underscored the inherent value of our business model, which allows us to create our own investments and more directly impact their credit quality. We are further complementing this competency by deepening relationships that give us access to opportunities unavailable to others. Almost two-thirds of the quarter’s investments were in proprietary opportunities sourced either internally or through strategic relationships that we continue to nurture and grow. And they spanned several areas of housing, including multifamily securities, business purpose mortgage loans, and securities backed by re-performing mortgage loans, highlighting the versatility of our approach. Since the end of the third quarter we have seen credit spreads widen, which we estimate has had a modestly negative impact on the value of our portfolio and book value.
We also made significant progress during the third quarter on several other meaningful initiatives that we will continue to develop into the fourth quarter and early 2019. While our recent investments will contribute immediately to revenue and earnings growth, they also drive the scaling of our overall platform, a key strategic goal and a topic we’ve touched on a lot recently. Unlocking operating leverage should result in earnings growth over time as we expand our assets under management.
The momentum we built in the third quarter allowed us to quickly put the proceeds from our July 2018 common stock offering to work. As we look to the future and the opportunities before us, our perspective on capital markets offerings is unchanged. We only look to raise capital from equity offerings when we think it’s in the best interest of our shareholders. As our focus evolves toward larger and more repeatable investment opportunities, we believe we will be able to attract dedicated forms of capital to finance them, further enabling us to achieve earnings growth for existing shareholders.
Balancing an expanding portfolio is our residential mortgage banking platform, which reprices risk daily and distributes it through the securitization and whole loan markets. This facet of our risk framework continues to serve us well, given the ripple effects of declining industry originations and competition among mortgage lenders for their own share of a smaller origination pool. While many industry participants became more aggressive with loan pricing to preserve volume in the third quarter, we remained focused on profitability and were able to generate strong mortgage banking margins. Despite this success in the third quarter, we will have to continue to navigate these challenging market conditions going forward.

All told, it’s an exciting time for Redwood as we work to reoptimize our role in housing finance. Though the current environment is challenging and fluid, it’s one in which our strongest competitive advantage shines through. The quality of our people drives our workflows and analytics, and cultivates the business relationships critical to our business plan. These reinforce the quality of our earnings, as measured by their durability and diversification for shareholders.

Financial and Operational Overview - Third Quarter of 2018
Highlights
The following table presents key earnings metrics for the three and nine months ended September 30, 2018.
Table 1 – Key Earnings and Return Metrics

	Three Months Ended	Nine Months Ended
(In Thousands, except per Share Data)	September 30, 2018	September 30, 2018
Net income	$40,921	$120,513
Net income per diluted common share	$0.42	$1.30
Annualized GAAP return on equity	12%	13%
Book value per share	$16.42	$16.42
Economic return on book value (1)	3.0%	9.3%
REIT taxable income per share	$0.27	$1.06
Dividends per share	$0.30	$0.88

(1)	Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period.

•
Increased capital deployment and improved asset pricing in our investment portfolio, coupled with solid mortgage banking results, drove strong earnings and book value growth, leading to a 3.0% economic return on book value for the quarter.

•	We deployed a record $281 million of capital into new investments in the third quarter of 2018, bringing year-to-date deployment to $575 million through the end of September 2018.

•	Through our relationship with 5 Arches, we began acquiring single-family rental loans and made an initial investment in a portfolio of fix-and-flip loans.

•	Residential jumbo loan purchase commitments were $1.46 billion, and we purchased $1.80 billion of jumbo loans during the third quarter of 2018.

•
We closed three Sequoia securitizations of residential jumbo loans, totaling $1.12 billion, during the third quarter, including our 50th post-crisis securitization, and sold $802 million of jumbo whole loans to third parties.

•	In July, we raised $117 million of equity capital in our first follow-on offering of common stock since 2009.

Book Value per Share
At September 30, 2018, our book value was $1.36 billion, or $16.42 per share, an increase from $16.23 per share at June 30, 2018. The following table sets forth the changes in our book value per share for the three and nine months ended September 30, 2018.
Table 2 – Changes in Book Value per Share

	Three Months Ended	Nine Months Ended
(In Dollars, per share basis)	September 30, 2018	September 30, 2018
Beginning book value per share	$16.23	$15.83
Net income	0.42	1.30
Changes in unrealized gains on securities, net, from:
Realized gains recognized in net income	(0.05)	(0.18)
Amortization income recognized in net income	(0.03)	(0.10)
Mark-to-market adjustments, net	0.01	0.02
Total change in unrealized gains on securities, net	(0.07)	(0.26)
Dividends	(0.30)	(0.88)
Issuance of common stock	0.01	0.01
Share repurchases	—	0.01
Equity compensation, net	0.03	0.09
Changes in unrealized losses on derivatives hedging long-term debt	0.06	0.21
Other, net	0.04	0.11
Ending Book Value per Share	$16.42	$16.42
Our GAAP book value per share increased $0.19 per share to $16.42 per share during the third quarter of 2018. This increase was driven primarily by earnings exceeding the dividend payment and an increase in the value of our long-term debt hedge.
Unrealized gains on our available-for-sale securities decreased $0.07 per share during the three months ended September 30, 2018. This decrease primarily resulted from $0.05 per share of previously unrealized net gains that were realized as income from the sale of securities, as well as $0.03 per share of discount accretion income recognized in earnings from the appreciation in the amortized cost basis of our available-for-sale securities.
Higher benchmark interest rates during the third quarter of 2018 resulted in a $0.06 per share increase to book value due to a decrease in unrealized losses on the derivatives hedging a portion of our long-term debt. At September 30, 2018, the cumulative unrealized loss on these derivatives, which is included in our GAAP book value per share, was $0.32 per share.

Capital Allocation Summary
This section provides an overview of our capital position and how it was allocated at September 30, 2018. A detailed discussion of our liquidity and capital resources is provided in the Liquidity and Capital Resources section of this MD&A that follows.
We use a combination of equity and corporate debt (which we collectively refer to as “capital”) to fund our business. Our total capital was $2.13 billion at September 30, 2018, and included $1.36 billion of equity capital and $0.77 billion of the total $2.77 billion of long-term debt on our consolidated balance sheet. This portion of debt included $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, $200 million of convertible debt due in 2024, and $140 million of trust-preferred securities due in 2037.
We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse some of our inventory of residential loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is presented separately from allocated capital in the table below. The following table presents how our capital was allocated between business segments and investment types at September 30, 2018.
Table 3 – Capital Allocation Summary

At September 30, 2018
(Dollars in Thousands)	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Investment portfolio
Residential loans (1)	$2,429,675	$(1,999,999)	$429,676	20%

Securities portfolio
Third party residential securities	758,362	(255,988)	502,374	24%
Sequoia residential securities (2)	489,208	(180,362)	308,846	14%
Multifamily securities (3)	483,813	(344,468)	139,345	7%
Total securities portfolio	1,731,383	(780,818)	950,565	45%

Business purpose loans	95,515	(49,441)	46,074	2%
Other investments	141,365	—	141,365	7%
Other assets/(liabilities)	159,251	(38,168)	121,083	6%
Cash and liquidity capital			233,535	N/A
Total investment portfolio	$4,557,189	$(2,868,426)	1,922,298	90%
Mortgage banking			210,000	10%
Total			$2,132,298	100%

(1)	Includes $43 million of FHLB stock, $42 million of cash and cash equivalents, and $25 million of restricted cash.

(2)
Sequoia residential securities presented above includes $195 million of securities retained from our consolidated Sequoia Choice securitizations. For GAAP purposes we consolidated $2.18 billion of residential loans and $1.99 billion of non-recourse ABS debt associated with these retained securities.

(3)
Includes $402 million of multifamily securities and $15 million of single-family rental securities. Additionally, multifamily securities presented above includes $67 million of subordinate investments in the Freddie Mac K-Series securitizations. For GAAP purposes we consolidated $942 million of multifamily loans and $876 million of non-recourse ABS debt associated with these securities.

Of our $2.13 billion of total capital at September 30, 2018, $1.92 billion (or 90%) was allocated to our investments with the remaining $210 million (or 10%) allocated to our residential mortgage banking activities.
In July 2018, we raised $117 million of capital in an underwritten public offering of our common stock. As of September 30, 2018, our cash and liquidity capital included $150 million of capital available for investment.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2018 and 2017. Most tables include a "change" column that shows the amount by which the results from 2018 are greater or less than the results from the respective period in 2017. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the third quarter of 2018, compared to the third quarter of 2017, and increases or decreases in the "nine-month periods" refer to the change in results for the first nine months of 2018, compared to the first nine months of 2017.
The following table presents the components of our net income for the three and nine months ended September 30, 2018 and 2017.
Table 4 – Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, except per Share Data)	2018	2017	Change	2018	2017	Change
Net Interest Income	$35,046	$35,294	$(248)	$104,914	$103,881	$1,033
Non-interest Income
Mortgage banking activities, net	11,224	21,200	(9,976)	48,396	50,850	(2,454)
Investment fair value changes, net	10,332	324	10,008	12,830	9,990	2,840
Other income, net	3,453	2,812	641	8,893	9,473	(580)
Realized gains, net	7,275	1,734	5,541	21,352	8,809	12,543
Total non-interest income, net	32,284	26,070	6,214	91,471	79,122	12,349
Operating expenses	(21,490)	(19,922)	(1,568)	(63,529)	(56,789)	(6,740)
Net income before income taxes	45,840	41,442	4,398	132,856	126,214	6,642
Provision for income taxes	(4,919)	(5,262)	343	(12,343)	(16,741)	4,398
Net Income	$40,921	$36,180	$4,741	$120,513	$109,473	$11,040
Diluted earnings per common share	$0.42	$0.41	$0.01	$1.30	$1.26	$0.04
Net Interest Income
Net interest income for both the three- and nine-month periods benefited from higher interest income driven by higher average balances of securities in our investment portfolio and residential loans held-for-sale. It also benefited from an increase in interest income from our investments in Sequoia Choice securitizations and higher returns on our investment portfolio resulting from our portfolio optimization activities. These increases were offset by higher interest expense on higher average balances on our short-term facilities and higher rates on our FHLBC borrowings. We hedge our investment portfolio's exposure to interest rates and the impact of these hedges is reported in our Investment fair value changes line item, which is discussed below. A more detailed analysis of the changes in net interest income is presented in the "Net Interest Income" section that follows.
Mortgage Banking Activities, Net
The decrease in income from mortgage banking activities during the three- and nine-month periods was predominantly due to lower gross margins in 2018, relative to 2017. A more detailed analysis of the changes in this line item is included in Mortgage Banking portion of the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our residential loans held-for-investment and financed with FHLB borrowings, our business purpose loans held-for-investment, our investment securities classified as trading, and interest rate hedges associated with each of these investments. During both the three- and nine-month periods, hedge costs and the effect of principal paydowns on our investments were more than offset by the net benefit from spread tightening on our securities portfolio. While net interest income from residential loans declined in the third quarter of 2018 due to rising benchmark interest rates, the net interest expense from the hedges associated with these loans also decreased, partially offsetting this decline. Additional detail on our investment fair value changes is included in the Investment Portfolio portion of the “Results of Operations by Segment” section that follows.

Other Income, Net
Other income is primarily comprised of the net fee income we earn from our MSR investments and the changes in their market value and the market value of their associated derivatives, as well as income from our residential loan risk-sharing arrangements with Fannie Mae and Freddie Mac. The decrease in other income for the nine-month periods was primarily from a decrease in income from our MSR investments due to the sale of most of our conforming MSRs in 2017.
Realized Gains, Net
During the three and nine months ended September 30, 2018, we realized gains of $7 million and $21 million, primarily from the sale of $26 million and $118 million of AFS securities, respectively, as we optimized our portfolio. During the three months ended September 30, 2017, we realized gains of $2 million, primarily from the sale of $23 million of AFS securities. During the nine months ended September 30, 2017, we realized gains of $9 million, which included $10 million of realized gains primarily from the sale of $61 million of AFS securities, partially offset by $1 million of realized loss from the repurchase of $37 million of convertible debt.
Operating Expenses
The increase in operating expenses during the three- and nine-month periods primarily resulted from higher loan acquisition costs due to higher loan purchase volume in 2018, as well as higher expenses associated with implementing new investment initiatives including higher personnel costs and legal fees.
Provision for Income Taxes
Our provision for income taxes related almost entirely to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. For the three- and nine-month periods, the decrease in provision for income taxes was driven primarily by the reduction in the federal corporate tax rate in 2018 resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following tables present the components of net interest income for the three and nine months ended September 30, 2018 and 2017.
Table 5 – Net Interest Income

	Three Months Ended September 30,
	2018			2017
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$13,867	$1,193,919	4.6%	$10,396	$980,067	4.2%
Residential loans - HFI at Redwood (2)	23,326	2,311,347	4.0%	23,145	2,344,427	3.9%
Residential loans - HFI at Legacy Sequoia (2)	5,172	565,008	3.7%	4,873	682,772	2.9%
Residential loans - HFI at Sequoia Choice (2)	20,900	1,753,014	4.8%	127	10,365	4.9%
Business purpose loans	1,445	65,186	8.9%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	5,578	565,793	3.9%	—	—	—%
Trading securities	18,960	1,091,045	7.0%	12,691	737,186	6.9%
Available-for-sale securities	8,103	281,819	11.5%	10,734	420,896	10.2%
Other interest income	2,046	202,029	4.1%	771	202,019	1.5%
Total interest income	99,397	8,029,160	5.0%	62,737	5,377,732	4.7%
Interest Expense
Short-term debt facilities	(14,146)	1,567,364	(3.6)%	(7,158)	1,066,695	(2.7)%
Short-term debt - convertible notes, net	—	—	—%	(3,024)	250,098	(4.8)%
ABS issued - Legacy Sequoia (2)	(4,257)	555,511	(3.1)%	(3,852)	667,070	(2.3)%
ABS issued - Sequoia Choice (2)	(18,019)	1,589,553	(4.5)%	(104)	9,349	(4.4)%
ABS issued - Freddie Mac K-Series	(5,145)	526,303	(3.9)%	—	—	—%
Long-term debt - FHLBC	(11,080)	1,999,999	(2.2)%	(6,319)	1,999,999	(1.3)%
Long-term debt - other	(11,704)	770,730	(6.1)%	(6,986)	444,440	(6.3)%
Total interest expense	(64,351)	7,009,460	(3.7)%	(27,443)	4,437,651	(2.5)%
Net Interest Income	$35,046			$35,294

	Nine Months Ended September 30,
	2018			2017
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$39,399	$1,174,174	4.5%	$26,246	$846,335	4.1%
Residential loans - HFI at Redwood (2)	70,643	2,350,322	4.0%	68,591	2,318,064	3.9%
Residential loans - HFI at Legacy Sequoia (2)	14,998	593,382	3.4%	14,574	718,691	2.7%
Residential loans - HFI at Sequoia Choice (2)	43,970	1,234,897	4.7%	127	3,493	4.8%
Business purpose loans	1,445	21,967	8.8%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	5,578	190,670	3.9%	—	—	—%
Trading securities	52,494	989,168	7.1%	31,622	643,736	6.5%
Available-for-sale securities	26,560	319,240	11.1%	33,446	441,038	10.1%
Other interest income	3,905	205,297	2.5%	1,983	212,189	1.2%
Total interest income	258,992	7,079,117	4.9%	176,589	5,183,546	4.5%
Interest Expense
Short-term debt facilities	(37,238)	1,472,436	(3.4)%	(18,174)	967,834	(2.5)%
Short-term debt - convertible notes, net	(3,518)	95,375	(4.9)%	(5,811)	159,744	(4.9)%
ABS issued - Legacy Sequoia (2)	(12,324)	583,588	(2.8)%	(11,087)	702,084	(2.1)%
ABS issued - Sequoia Choice (2)	(37,702)	1,119,373	(4.5)%	(104)	3,151	(4.4)%
ABS issued - Freddie Mac K-Series	(5,145)	177,362	(3.9)%	—	—	—%
Long-term debt - FHLBC	(28,939)	1,999,999	(1.9)%	(15,125)	1,999,999	(1.0)%
Long-term debt - other	(29,212)	645,681	(6.0)%	(22,407)	481,232	(6.2)%
Total interest expense	(154,078)	6,093,814	(3.4)%	(72,708)	4,314,044	(2.2)%
Net Interest Income	$104,914			$103,881

(1)
Average balances for residential loans held-for-sale, residential loans held-for-investment, business purpose loans, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost, except for ABS issued, which is based upon fair value.

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

The following table presents net interest income by segment for the three and nine months ended September 30, 2018 and 2017.
Table 6 – Net Interest Income by Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Net Interest Income by Segment
Investment Portfolio	$38,704	$37,578	$1,126	$115,163	$113,166	$1,997
Mortgage Banking	6,890	6,491	399	19,105	15,053	4,052
Corporate/Other	(10,548)	(8,775)	(1,773)	(29,354)	(24,338)	(5,016)
Net Interest Income	$35,046	$35,294	$(248)	$104,914	$103,881	$1,033
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.

The Corporate/Other line item in the table above primarily includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Legacy Sequoia entities. The increase in corporate net interest expense during the three- and nine-month periods was primarily due to the issuance of $200 million of convertible notes in June 2018 and the issuance of $245 million of convertible notes in August 2017, which were partially offset by the repayment of $250 million of convertible notes in April 2018. Additionally, net interest income from our Legacy Sequoia entities has continued to decrease as the underlying residential loans and ABS issued pay down. Details regarding consolidated Legacy Sequoia entities are included in the "Results of Consolidated Legacy Sequoia Entities" section that follows.
The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at September 30, 2018.
Table 7 – Interest Expense — Specific Borrowing Costs

September 30, 2018	Residential Loans Held-for-Sale	Single-Family Rental Loans	Fix-and-Flip Loans	Residential Securities
Asset yield	4.70%	5.71%	9.13%	5.57%
Short-term debt yield	3.83%	4.53%	5.63%	3.29%
Net Spread	0.87%	1.18%	3.50%	2.28%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.
Results of Operations by Segment
We report on our business using two distinct segments: Investment Portfolio and Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For additional information on our segments, refer to Note 22 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q. The following table presents the segment contribution from our two segments, reconciled to our consolidated net income, for the three and nine months ended September 30, 2018 and 2017.
Table 8 – Segment Results Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Segment Contribution from:
Investment Portfolio	$54,380	$41,739	$12,641	$147,663	$137,185	$10,478
Mortgage Banking	9,465	16,755	(7,290)	39,075	35,643	3,432
Corporate/Other	(22,924)	(22,314)	(610)	(66,225)	(63,355)	(2,870)
Net Income	$40,921	$36,180	$4,741	$120,513	$109,473	$11,040
The following sections provide a detailed discussion of the results of operations at each of our two business segments for the three and nine months ended September 30, 2018 and 2017.
The increase in net expense from Corporate/Other for the three- and nine-month periods was due primarily to higher convertible debt interest expense and the continued paydown of loans at the consolidated Legacy Sequoia entities.

Investment Portfolio Segment

Our Investment Portfolio segment is primarily comprised of our portfolio of residential mortgage loans held-for-investment and financed through the FHLBC, residential mortgage loans held-for-investment at our consolidated Sequoia Choice entities, and our real estate securities portfolio. Beginning in the third quarter of 2018, this segment includes multifamily loans held-for-investment at our consolidated Freddie Mac K-Series entities and our fix-and-flip business purpose loans.
The following table presents the components of segment contribution for the Investment Portfolio segment for the three and nine months ended September 30, 2018 and 2017.
Table 9 – Investment Portfolio Segment Contribution

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Interest income	$79,556	$47,023	$32,533	$202,882	$135,106	$67,776
Interest expense	(40,852)	(9,445)	(31,407)	(87,719)	(21,940)	(65,779)
Net interest income	38,704	37,578	1,126	115,163	113,166	1,997
Non-interest income
Investment fair value changes, net	10,566	1,372	9,194	13,756	13,846	(90)
Other income, net	3,334	2,812	522	8,774	9,473	(699)
Realized gains, net	7,275	1,734	5,541	21,352	9,561	11,791
Total non-interest income, net	21,175	5,918	15,257	43,882	32,880	11,002
Direct operating expenses	(2,659)	(1,324)	(1,335)	(6,524)	(4,371)	(2,153)
Segment contribution before income taxes	57,220	42,172	15,048	152,521	141,675	10,846
Provision for income taxes	(2,840)	(433)	(2,407)	(4,858)	(4,490)	(368)
Total Segment Contribution	$54,380	$41,739	$12,641	$147,663	$137,185	$10,478
The following table presents our primary portfolios of investment assets in our Investment Portfolio segment at September 30, 2018 and December 31, 2017.
Table 10 – Investment Portfolio

(In Thousands)	September 30, 2018	December 31, 2017	Change
Residential loans held-for-investment at Redwood	$2,320,662	$2,434,386	$(113,724)
Fix-and-flip loans held-for-investment	95,515	—	95,515
Residential securities	1,052,830	1,152,485	(99,655)
Multifamily securities	417,254	324,025	93,229
Residential loans held-for-investment at Sequoia Choice (1)	2,181,195	620,062	1,561,133
Multifamily loans held-for-investment at Freddie Mac K-Series (1)	942,165	—	942,165
Other assets	427,053	212,915	214,138
Total Assets at Investment Portfolio	$7,436,674	$4,743,873	$2,692,801

(1)
Our economic investment in the consolidated Sequoia Choice entities at September 30, 2018 and December 31, 2017 was $196 million and $78 million, respectively. Our economic investment in the consolidated Freddie Mac K-Series entities at September 30, 2018 was $67 million. For additional details on our Choice and multifamily loans, see the subsections titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio" and "Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio" that follow.

Overview
During the third quarter of 2018, we deployed $281 million of capital towards new investments, bringing year-to-date deployment to $575 million. We also continued our focus on optimizing our investment portfolio by selling assets that had appreciated in value with lower current yields, and redeployed capital into higher-yielding opportunities. Net interest income increased mostly due to increased capital deployment. Meanwhile, spread tightening benefited valuations in our securities portfolio. Credit fundamentals in our investment portfolio remain strong, reflecting continued strength in the general economy and in housing.
Net Interest Income
Net interest income from our Investment Portfolio primarily includes interest income from our residential loans held-for-investment and our securities, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Investment Portfolio segment for the three and nine months ended September 30, 2018 and 2017.
Table 11 - Net Interest Income ("NII") from Investment Portfolio

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Net interest income from:
HFI residential loans at Redwood	$12,247	$16,826	$(4,579)	$41,704	$53,466	$(11,762)
HFI fix-and-flip loans	904	—	904	904	—	904
HFI residential loans at Sequoia Choice	2,881	23	2,858	6,268	23	6,245
HFI multifamily loans at Freddie Mac K-Series	433	—	433	433	—	433
Residential securities	19,114	19,105	9	58,030	53,969	4,061
Multifamily securities	1,775	1,298	477	5,526	4,388	1,138
Other interest income	1,350	326	1,024	2,298	1,320	978
NII from Investment Portfolio	$38,704	$37,578	$1,126	$115,163	$113,166	$1,997

Supplemental information:
Hedge interest income (expense), net	$561	$(2,909)	$3,470	$(2,297)	$(10,370)	$8,073

The changes in net interest income for the three- and nine-month periods were due primarily to lower net interest income from residential loans at Redwood, which decreased primarily as a result of higher interest costs from rising benchmark rates during the past 12 months. These decreases were offset by an increase in net interest income from real estate securities, which mostly resulted from higher average balances in addition to higher yields on these investments, and an increase in net interest income from our investments in Sequoia Choice securitizations that we consolidated for GAAP purposes. In addition, net interest income for the three and nine months ended September 30, 2018 benefited from net interest income from fix-and-flip loans and our investment in Freddie Mac K-Series securities acquired during the third quarter.

The table above also presents supplemental information about income (expense) from hedges that we use to manage interest rate risk in our investment portfolio, which are a component of Investment fair value changes, net on our consolidated statements of income. On a combined basis, net interest income in our investment portfolio segment plus income (expense) from hedges used to manage interest rate risk in our investment portfolio increased in both the three- and nine-month periods.
Investment fair value changes, net
Market valuation changes included in Investment fair value changes, net, result from changes in the fair value of investments and their associated hedges, generally due to changes in market interest rates, changes in credit spreads, and reductions in the basis of investments due to changes in principal balances. See Note 19 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional detail regarding the components of Investment fair value changes, net presented on our consolidated statements of income.

The following table presents the components of investment fair value changes for our Investment Portfolio segment, which is comprised of market valuation gains and losses by investment type, inclusive of fair value changes of associated risk management derivatives, for the three and nine months ended September 30, 2018 and 2017.
Table 12 - Investment Portfolio Fair Value Changes, Net by Investment Type

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Market valuation changes:
Residential loans held-for-investment at Redwood	$(1,478)	$1,412	$(2,890)	$(5,673)	$(11,065)	$5,392
Fix-and-flip loans held-for-investment	52	—	52	52	—	52
Net investments in Sequoia Choice entities (1)	(942)	(256)	(686)	44	(256)	300
Net investments in Freddie Mac K-Series entities (1)	511	—	511	511	—	511
Residential trading securities	7,880	(721)	8,601	8,534	13,074	(4,540)
Multifamily trading securities	4,702	1,210	3,492	10,851	13,327	(2,476)
Other valuation changes	(159)	(273)	114	(563)	(1,234)	671
Investment Fair Value Changes, Net	$10,566	$1,372	$9,194	$13,756	$13,846	$(90)

(1)
Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our retained investments (senior and subordinate securities) at the consolidated VIEs.

During the three and nine months ended September 30, 2018, the negative investment fair value changes from loans and their associated derivatives was primarily driven by rising interest rates, resulting in a decrease in the fair value of residential loans, partially offset by hedging valuation gains. For the three months ended September 30, 2017, market valuation changes for residential loans held-for-investment at Redwood benefited from tighter credit spreads on these investments during that period. The increase in fair values from securities and their associated derivatives during both three- and nine-month periods primarily resulted from tighter spreads on these investments, partially offset by decreases in fair value from reductions in the basis of IO securities from associated principal repayments.
Other Income, net
The following table presents the components of Other income, net for the three and nine months ended September 30, 2018 and 2017.
Table 13 – Other Income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Risk share income	$907	$840	$2,706	$2,346
FHLBC capital stock dividend	460	357	1,270	1,021
MSR income, net	1,967	1,615	4,798	6,106
Other Income, Net from Investment Portfolio	3,334	2,812	8,774	9,473
Equity investment earnings (1)	119	—	119	—
Other Income, Net	$3,453	$2,812	$8,893	$9,473

(1)	Equity investment earnings represents our share of earnings related to our investment in 5 Arches and is included in our Corporate/Other segment.

Realized Gains, net
During the three months ended September 30, 2018, we realized gains of $7 million, primarily from the sale of $26 million of AFS securities. During the three months ended September 30, 2017, we realized gains of $2 million, primarily from the sale of $23 million of AFS securities.
Direct Operating Expenses and Provision for Income Taxes
The increase in operating expenses at our Investment Portfolio segment for the three- and nine-month periods was primarily related to additional personnel added to support our new business initiatives.
The provision for income taxes at our Investment Portfolio segment primarily results from GAAP income earned at our TRS from MSRs and certain securities. For the three- and nine-month periods, the increase in the tax provision primarily resulted from increased income from securities held at our TRS in this segment during 2018. Additionally, the increase was partially offset by the reduction of the federal corporate tax rate due to the Tax Act.
Residential Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three and nine months ended September 30, 2018.
Table 14 – Residential Loans Held-for-Investment at Redwood - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2018	September 30, 2018
Fair value at beginning of period	$2,313,336	$2,434,386
Transfers between portfolios (1)	100,533	188,244
Principal repayments	(76,144)	(230,473)
Changes in fair value, net	(17,063)	(71,495)
Fair Value at End of Period	$2,320,662	$2,320,662

(1)	Represents the net transfers of loans into our Investment Portfolio segment from our Mortgage Banking segment and their reclassification from held-for-sale to held-for-investment.
The balance of loans held-for-investment during the three months ended September 30, 2018 remained consistent while the decrease in the balance of loans held-for-investment during the nine months ended September 30, 2018 was primarily due to principal repayments and a decrease in fair value of the loans during this period, resulting from rising benchmark interest rates. As our loans held-for-investment are generally fixed-rate and sensitive to changes in interest rates, we utilize various interest rate derivatives to hedge our interest rate risk for these investments. As a result of rising interest rates during the three and nine months ended September 30, 2018, interest rate derivatives associated with these investments increased in value by $16 million and $65 million, respectively.
At September 30, 2018, $2.27 billion of loans were held by our FHLB-member subsidiary and were financed with $2.00 billion of borrowings from the FHLBC. In connection with these borrowings, our FHLB-member subsidiary is required to hold $43 million of FHLB stock.
At September 30, 2018, the weighted average maturity of these FHLB borrowings was approximately seven years and they had a weighted average cost of 2.24% per annum. This interest cost resets every 13 weeks and we seek to fix the interest cost of these FHLB borrowings over their weighted average maturity by using a combination of swaps, TBAs and other derivatives.
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

The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at September 30, 2018.
Table 15 – Characteristics of Residential Real Estate Loans Held-for-Investment at Redwood

September 30, 2018
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$1,985,309	4.09%
Fixed - 15, 20, & 25 year	64,572	3.67%
Hybrid	314,877	4.20%
Total Outstanding Principal	$2,364,758
The outstanding loans held-for-investment at Redwood at September 30, 2018 were prime-quality, first lien loans, of which 96% were originated between 2013 and 2018 and 4% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 769 (at origination) and the weighted average loan-to-value ("LTV") ratio was 66% (at origination). At September 30, 2018, two of these loans with a total unpaid principal balance of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure.
Fix-and-Flip Loans Held-for-Investment at Redwood Portfolio
The outstanding fix-and-flip loans held-for-investment at September 30, 2018 were first lien, fixed-rate interest-only loans with a weighted average coupon of 9.14% and an average maturity of thirteen months. At origination, the weighted average FICO score of borrowers backing these loans was 718, the weighted average LTV ratio of these loans was 76%, and the estimated rehabilitated LTV ratio was 57%. At September 30, 2018, two of these loans with an aggregate unpaid principal balance of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type in our Investment Portfolio segment for the three and nine months ended September 30, 2018.
Table 16 – Real Estate Securities Activity by Collateral Type

Three Months Ended September 30, 2018	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$285,819	$239,107	$530,225	$398,785	$1,453,936
Transfers	—	—	—	(11,091)	(11,091)
Acquisitions
Sequoia securities	2,583	—	776	—	3,359
Third-party securities	29,837	—	80,864	47,474	158,175
Sales
Sequoia securities	—	—	—	—	—
Third-party securities	(27,449)	(14,535)	(62,731)	(9,532)	(114,247)
Gains on sales and calls, net	7,203	—	72	—	7,275
Effect of principal payments (1)	(11,566)	(2,111)	(2,564)	(10,330)	(26,571)
Change in fair value, net	(8,777)	(1,103)	7,180	1,948	(752)
Ending Fair Value (2)	$277,650	$221,358	$553,822	$417,254	$1,470,084

Nine Months Ended September 30, 2018	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$249,838	$331,452	$571,195	$324,025	$1,476,510
Transfers	—	—	—	(11,091)	(11,091)
Acquisitions
Sequoia securities	25,940	14,204	6,728	—	46,872
Third-party securities	78,868	40,308	202,403	160,570	482,149
Sales
Sequoia securities	—	(54,743)	(12,052)	—	(66,795)
Third-party securities	(47,013)	(95,967)	(215,539)	(41,164)	(399,683)
Gains on sales and calls, net	12,096	4,354	4,902	—	21,352
Effect of principal payments (1)	(27,526)	(7,311)	(7,611)	(16,892)	(59,340)
Change in fair value, net	(14,553)	(10,939)	3,796	1,806	(19,890)
Ending Fair Value (2)	$277,650	$221,358	$553,822	$417,254	$1,470,084

(1)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

(2)
At September 30, 2018, excludes $195 million of securities retained from our consolidated Sequoia Choice securitizations and $67 million of securities we owned that were issued by consolidated Freddie Mac K-Series securitizations. For additional details on our Choice and multifamily loans, see the subsections titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio" and "Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio" that follow.

During the three and nine months ended September 30, 2018, we sold $114 million and $466 million, respectively, of mostly lower-yielding securities as part of our ongoing portfolio optimization activities.
At September 30, 2018, our securities consisted of fixed-rate assets (71%), adjustable-rate assets (22%), hybrid assets that reset within the next year (6%), and hybrid assets that reset between 12 and 36 months (1%). For the portions of our securities portfolio that are sensitive to changes in interest rates, we seek to minimize this interest rate risk by using various derivative instruments.
We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our residential securities that were financed with repurchase debt at September 30, 2018.
Table 17 – Real Estate Securities Financed with Repurchase Debt

September 30, 2018	Real Estate Securities (1)	Repurchase Debt	Allocated Capital	Weighted Average Price(2)	Financing Haircut(3)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Senior	$174,324	$(159,764)	$14,560	$98	8%
Mezzanine (4)	318,821	(276,586)	42,235	96	13%
Total Residential Securities	493,145	(436,350)	56,795	97	12%
Multifamily Securities (5)	425,183	(344,468)	80,715	95	19%
Total	$918,328	$(780,818)	$137,510

(1)	Amounts represent carrying value of securities, which are held at GAAP fair value.

(2)	GAAP fair value per $100 of principal.

(3)	Allocated capital divided by GAAP fair value.

(4)	Includes $129 million of securities retained from our consolidated Sequoia Choice securitizations.

(5)	Includes $11 million of securities we owned that were issued by consolidated Freddie Mac K-series securitizations.

At September 30, 2018, we had short-term debt incurred through repurchase facilities of $781 million, which was secured by $918 million of real estate securities. The remaining $813 million of our securities, including certain securities we own that were issued by consolidated Sequoia Choice and Freddie Mac K-Series securitization entities, were financed with capital. Our repo borrowings were made under facilities with eight different counterparties, and the weighted average cost of funds for these facilities during the third quarter of 2018 was approximately 3.32% per annum.
At September 30, 2018, the securities we financed through repurchase facilities had no material credit issues. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.
The majority of the $174 million of senior securities noted in the table above are supported by seasoned residential loans originated prior to 2008. The $319 million of mezzanine securities financed through repurchase facilities at September 30, 2018 carry investment grade credit ratings and are supported by residential loans originated between 2012 and 2018. The loans underlying these securities have experienced minimal delinquencies to date. The $425 million of multifamily securities financed through repurchase facilities at September 30, 2018 carry investment grade credit ratings with 7%-8% of structural credit enhancement.
The following table presents our real estate securities at September 30, 2018 and December 31, 2017, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, mezzanine, and subordinate). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 18 – Real Estate Securities by Vintage and Type

September 30, 2018	Sequoia 2012-2018	Third Party 2013-2018	Agency CRT 2013-2018	Third Party <=2008	Total Residential Securities	Multifamily 2015-2018	Total Real Estate Securities
(In Thousands)
Senior (1)	$62,996	$98,349	$—	$116,305	$277,650	$—	$277,650
Mezzanine (2)	99,765	121,593	—	—	221,358	417,254	638,612
Subordinate (1)	131,707	170,140	235,720	16,255	553,822	—	553,822
Total Securities (3)	$294,468	$390,082	$235,720	$132,560	$1,052,830	$417,254	$1,470,084

December 31, 2017	Sequoia 2012-2017	Third Party 2013-2017	Agency CRT 2013-2017	Third Party <=2008	Total Residential Securities	Multifamily 2015-2017	Total Real Estate Securities
(In Thousands)
Senior (1)	$33,773	$33,517	$—	$182,548	$249,838	$—	$249,838
Mezzanine (2)	147,466	183,985	—	—	331,451	324,025	655,476
Subordinate (1)	139,442	108,455	300,713	22,586	571,196	—	571,196
Total Securities (3)	$320,681	$325,957	$300,713	$205,134	$1,152,485	$324,025	$1,476,510

(1)
At September 30, 2018 and December 31, 2017, senior Sequoia and third-party securities included $86 million and $70 million of IO securities, respectively. At September 30, 2018 and December 31, 2017, subordinate third-party securities included $13 million and $12 million of IO securities, respectively. Our interest-only securities included $42 million and $15 million of A-IO-S securities at September 30, 2018 and December 31, 2017, respectively, which are securities we retained from certain of our Sequoia securitizations. These securities represent certificated servicing strips and therefore may be negatively impacted by the operating and funding costs related to servicing the associated securitized mortgage loans.

(2)	Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

(3)
Excludes $195 million and $78 million of securities retained from our consolidated Sequoia Choice securitizations at September 30, 2018 and December 31, 2017, respectively, and $67 million of securities we owned that were issued by consolidated Freddie Mac K-Series securitizations at September 30, 2018. For GAAP purposes we consolidated $3.12 billion of residential loans and $2.86 billion of non-recourse ABS debt associated with these retained securities.

The following tables present the components of the interest income we earned on AFS securities for the three and nine months ended September 30, 2018 and 2017.
Table 19 – Interest Income — AFS Securities

Three Months Ended September 30, 2018					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$1,514	$1,977	$3,491	$101,226	5.98%	7.81%	13.79%
Mezzanine	353	150	503	33,817	4.18%	1.77%	5.95%
Subordinate	2,913	1,196	4,109	146,776	7.94%	3.26%	11.20%
Total AFS Securities	$4,780	$3,323	$8,103	$281,819	6.78%	4.72%	11.50%

Three Months Ended September 30, 2017					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$2,070	$2,662	$4,732	$150,427	5.50%	7.08%	12.58%
Mezzanine	1,136	509	1,645	115,565	3.93%	1.76%	5.69%
Subordinate	2,897	1,460	4,357	154,904	7.48%	3.77%	11.25%
Total AFS Securities	$6,103	$4,631	$10,734	$420,896	5.80%	4.40%	10.20%

Nine Months Ended September 30, 2018					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$5,081	$6,648	$11,729	$116,274	5.83%	7.62%	13.45%
Mezzanine	1,651	692	2,343	52,149	4.22%	1.77%	5.99%
Subordinate	8,597	3,891	12,488	150,817	7.60%	3.44%	11.04%
Total AFS Securities	$15,329	$11,231	$26,560	$319,240	6.40%	4.69%	11.09%

Nine Months Ended September 30, 2017					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$6,452	$8,590	$15,042	$158,091	5.44%	7.24%	12.68%
Mezzanine	3,818	1,777	5,595	131,460	3.87%	1.80%	5.67%
Subordinate	8,479	4,330	12,809	151,487	7.46%	3.81%	11.27%
Total AFS Securities	$18,749	$14,697	$33,446	$441,038	5.67%	4.44%	10.11%

Residential Loans Held-for-Investment at Sequoia Choice Portfolio

During the second half of 2017 and the first nine months of 2018, we issued six securitizations primarily comprised of expanded-prime Choice loans. We consolidate the Sequoia Choice securitization entities for financial reporting purposes in accordance with GAAP. These entities are independent of Redwood and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia Choice entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At September 30, 2018, the estimated fair value of our economic investments in the consolidated Sequoia Choice entities was $196 million, and was comprised of retained senior and subordinate securities.
The following tables present the statements of income for the three and nine months ended September 30, 2018 and 2017 and the balance sheets of the consolidated Sequoia Choice entities at September 30, 2018 and December 31, 2017. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 20 – Consolidated Sequoia Choice Entities Statements of Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Interest income	$20,900	$127	$20,773	$43,970	$127	$43,843
Interest expense	(18,019)	(104)	(17,915)	(37,702)	(104)	(37,598)
Net interest income	2,881	23	2,858	6,268	23	6,245
Investment fair value changes, net	(943)	(256)	(687)	44	(256)	300
Net Income from Consolidated Sequoia Choice Entities	$1,938	$(233)	$2,171	$6,312	$(233)	$6,545
Table 21 – Consolidated Sequoia Choice Entities Balance Sheets

(In Thousands)	September 30, 2018	December 31, 2017
Residential loans, held-for-investment, at fair value	$2,181,195	$620,062
Other assets	9,057	2,528
Total Assets	$2,190,252	$622,590
Other liabilities	$7,654	$2,035
Asset-backed securities issued, at fair value	1,986,456	542,140
Total liabilities	1,994,110	544,175
Equity (fair value of Redwood's retained investments in entities)	196,142	78,415
Total Liabilities and Equity	$2,190,252	$622,590

The following table presents residential loan activity at the consolidated Sequoia Choice entities for the three and nine months ended September 30, 2018.
Table 22 – Residential Loans Held-for-Investment at Sequoia Choice - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2018	September 30, 2018
Balance at beginning of period	$1,481,145	$620,062
New securitization issuance	795,596	1,777,229
Principal repayments	(82,858)	(191,184)
Changes in fair value, net	(12,688)	(24,912)
Balance at End of Period	$2,181,195	$2,181,195
During the three and nine months ended September 30, 2018, we had transfers of $796 million and $1.78 billion of consolidated Sequoia Choice loans, respectively, from our Mortgage banking segment to our Investment Portfolio segment. The outstanding loans held-for-investment at our Sequoia Choice entities at September 30, 2018 were primarily comprised of prime-quality, first lien, 30-year, fixed-rate loans and were originated in 2012 or later. The gross weighted average coupon of these loans was 4.74%, the weighted average FICO score of borrowers backing these loans was 744 (at origination) and the weighted average original LTV ratio was 75% (at origination). At September 30, 2018, one of these loans with an unpaid principal balance of $1 million was greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio

During the third quarter of 2018, we invested in certain subordinate securities issued by Freddie Mac K-Series securitization entities and were required to consolidate these entities for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Freddie Mac K-Series entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At September 30, 2018, the estimated fair value of our investments in the consolidated Freddie Mac K-Series entities was $67 million, and was comprised of subordinate securities.
The following tables present the statements of income for the three and nine months ended September 30, 2018 and 2017 and the balance sheets of the consolidated Freddie Mac K-Series entities at September 30, 2018 and December 31, 2017. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 23 – Consolidated Freddie Mac K-Series Entities Statements of Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Interest income	$5,578	$—	$5,578	$5,578	$—	$5,578
Interest expense	(5,145)	—	(5,145)	(5,145)	—	(5,145)
Net interest income	433	—	433	433	—	433
Investment fair value changes, net	511	—	511	511	—	511
Net Income from Consolidated Freddie Mac K-Series Entities	$944	$—	$944	$944	$—	$944

Table 24 – Consolidated Freddie Mac K-Series Entities Balance Sheets

(In Thousands)	September 30, 2018	December 31, 2017
Multifamily loans, held-for-investment, at fair value	$942,165	$—
Other assets	2,843	—
Total Assets	$945,008	$—
Other liabilities	$2,606	$—
Asset-backed securities issued, at fair value	875,606	—
Total liabilities	878,212	—
Equity (fair value of Redwood's retained investments in entities)	66,796	—
Total Liabilities and Equity	$945,008	$—
The following table presents multifamily loan activity at the consolidated Freddie Mac K-Series entities for the three and nine months ended September 30, 2018.
Table 25 – Multifamily Loans Held-for-Investment at Freddie Mac K-Series - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2018	September 30, 2018
Balance at beginning of period	$—	$—
Consolidation of multifamily loans held in securitization trusts	946,364	946,364
Changes in fair value, net	(4,199)	(4,199)
Balance at End of Period	$942,165	$942,165
The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entities at September 30, 2018 were first lien, fixed-rate loans that were originated in 2015 and 2016 and had original loan terms of seven to ten years and an original weighted average LTV ratio of 69%. At September 30, 2018, the weighted average coupon of these loans was 4.15% and the weighted average loan term was seven years. At September 30, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.
Mortgage Servicing Rights Portfolio
Our MSRs are held and managed at our taxable REIT subsidiary and typically are acquired together with loans from originators and then separately recognized under GAAP when the MSR is retained and the associated loan is sold to a third party or transferred to a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. In addition, in the past we have also purchased MSRs on a flow basis from third parties that sold the associated loans directly to the Agencies. Although we own the rights to service loans, we contract with sub-servicers to perform these activities. Our receipt of MSR income is not subject to any covenants other than customary performance obligations associated with servicing residential loans. If a sub-servicer we contract with was to fail to perform these obligations, our servicing rights could be terminated and we would evaluate our MSR asset for impairment at that time.

The following table provides the activity for MSRs for the three and nine months ended September 30, 2018.
Table 26 – MSR Activity

(In Thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Balance at beginning of period	$64,674	$63,598
Sold MSRs	—	(1,077)
Market valuation adjustments	(889)	1,264
Balance at End of Period	$63,785	$63,785
The following table presents characteristics of our MSR investments and their associated loans at September 30, 2018.
Table 27 – Characteristics of MSR Investments Portfolio

(Dollars in Thousands)	September 30, 2018
Unpaid principal balance	$5,018,031
Fair value of MSRs	$63,785
MSR values as percent of unpaid principal balance	1.27%
Gross cash yield (1)	0.26%
Number of loans	7,617
Average loan size	$659
Average coupon	3.96%
Average loan age (months)	51
Average original loan-to-value	67%
Average original FICO score	771
60+ day delinquencies	0.07%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended September 30, 2018, by the weighted average notional balance of loans associated with MSRs we owned during that period.

At September 30, 2018, nearly all of our MSRs were comprised of base MSRs and we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At September 30, 2018 and December 31, 2017, we had $0.5 million and $1 million of servicer advances outstanding, respectively, related to our MSRs, which are presented in Other assets on our consolidated balance sheets.

Mortgage Banking Segment
The following table presents the components of segment contribution for the Mortgage Banking segment for the three and nine months ended September 30, 2018 and 2017. Beginning in the third quarter of 2018, this segment includes our single-family rental business purpose loans.
Table 28 – Mortgage Banking Segment Contribution

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Interest income	$14,427	$10,626	$3,801	$40,408	$26,515	$13,893
Interest expense	(7,537)	(4,135)	(3,402)	(21,303)	(11,462)	(9,841)
Net interest income	6,890	6,491	399	19,105	15,053	4,052
Mortgage banking activities, net	11,224	21,200	(9,976)	48,396	50,850	(2,454)
Direct operating expenses	(6,570)	(6,107)	(463)	(20,941)	(18,009)	(2,932)
Segment contribution before income taxes	11,544	21,584	(10,040)	46,560	47,894	(1,334)
Provision for income taxes	(2,079)	(4,829)	2,750	(7,485)	(12,251)	4,766
Segment Contribution	$9,465	$16,755	$(7,290)	$39,075	$35,643	$3,432
The following tables provide the activity of unsecuritized residential loans during the three and nine months ended September 30, 2018 and 2017.
Table 29 – Residential Loans Held-for-Sale — Activity

	Three Months Ended September 30,
	2018			2017
(In Thousands)	Select	Choice	Total	Select	Choice	Total
Balance at beginning of period	$680,816	$423,844	$1,104,660	$725,368	$112,003	$837,371
Acquisitions	1,169,130	634,995	1,804,125	1,212,516	249,600	1,462,116
Sales	(1,110,994)	(22,084)	(1,133,078)	(1,075,194)	(318,129)	(1,393,323)
Transfers between portfolios (1)	(6,426)	(889,703)	(896,129)	(18,396)	38,421	20,025
Principal repayments	(15,046)	(6,152)	(21,198)	(12,983)	(3,453)	(16,436)
Changes in fair value, net	2,117	5,947	8,064	13,718	2,210	15,928
Balance at End of Period	$719,597	$146,847	$866,444	$845,029	$80,652	$925,681

	Nine Months Ended September 30,
	2018			2017
(In Thousands)	Select	Choice	Total	Select	Choice	Total
Balance at beginning of period	$1,101,356	$326,589	$1,427,945	$765,058	$70,341	$835,399
Acquisitions	3,780,284	1,790,701	5,570,985	3,261,998	529,474	3,791,472
Sales	(4,101,597)	(34,370)	(4,135,967)	(3,034,343)	(431,493)	(3,465,836)
Transfers between portfolios (1)	(28,968)	(1,936,487)	(1,965,455)	(141,450)	(85,443)	(226,893)
Principal repayments	(35,654)	(17,173)	(52,827)	(33,074)	(5,629)	(38,703)
Changes in fair value, net	4,176	17,587	21,763	26,840	3,402	30,242
Balance at End of Period	$719,597	$146,847	$866,444	$845,029	$80,652	$925,681

(1)
Represents the net transfers of loans out of our Mortgage Banking segment into our Investment Portfolio segment and their reclassification from held-for-sale to held-for-investment. Includes $796 million and $1.78 billion of Choice loans securitized during the three and nine months ended September 30, 2018, respectively, which were not treated as sales for GAAP purposes and continue to be reported on our consolidated balance sheets within our Investment Portfolio segment.

Overview
Our mortgage banking business had solid performance in the third quarter of 2018. Improving securitization and whole loan execution in the third quarter generated higher gross margins, which was partially offset by a decline in loan purchase commitments during the quarter. While our jumbo residential loan purchase volumes decreased 8% from the prior quarter, consistent with industry-wide declines, they increased 23% from the same quarter last year. During the third quarter, we completed one Select securitization and two Choice securitizations.
During the first nine months of 2018, we purchased $5.57 billion of predominately prime residential jumbo loans, securitized $2.76 billion of jumbo Select loans that were accounted for as sales, and sold $1.37 billion of jumbo loans to third parties. Additionally, we transferred $1.78 billion of jumbo Choice loans that did not qualify for sales accounting treatment under GAAP to Sequoia securitization entities and we had net transfers of $188 million of loans to our Investment Portfolio segment that were financed with borrowings from the FHLBC. Our pipeline of loans identified for purchase at September 30, 2018 included $805 million of jumbo loans.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At September 30, 2018, we had $578 million of warehouse debt outstanding to fund our residential loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the third quarter of 2018 was 3.79% per annum. Our warehouse capacity at September 30, 2018 totaled $1.43 billion across four separate counterparties, which should continue to provide sufficient liquidity to fund our mortgage banking operations in the near-term.
Our mortgage banking operations created investments that allowed us to deploy $93 million of capital into our investment portfolio during the first nine months of 2018. At September 30, 2018, we had 492 loan sellers, up from 451 at the end of 2017. This included 188 jumbo sellers and 304 sellers from various FHLB districts participating in the FHLB's MPF Direct program.
Net Interest Income
Net interest income from mortgage banking is primarily comprised of interest income earned on residential loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on our consolidated balance sheet.
The increase in net interest income during the three- and nine-month periods was primarily due to a higher average balance of residential loans held in inventory, net of higher warehouse borrowings used to finance our residential loans held-for-sale during 2018.
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
The following table presents the components of mortgage banking activities, net. Amounts presented include both the changes in market values for loans that were sold and associated derivative positions that were settled during the periods presented, as well as changes in market values of loans, derivatives and hedges outstanding at the end of each period.
Table 30 – Components of Mortgage Banking Activities, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Changes in fair value of:
Residential loans, at fair value (1)	$7,236	$28,135	$(20,899)	$8,406	$63,122	$(54,716)
Single-family rental loans, at fair value	(121)	—	(121)	(121)	—	(121)
Risk management derivatives (2)	3,796	(7,077)	10,873	38,378	(13,787)	52,165
Other income, net (3)	313	142	171	1,733	1,515	218
Total Mortgage Banking Activities, Net	$11,224	$21,200	$(9,976)	$48,396	$50,850	$(2,454)

(1)	Includes changes in fair value for loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.
The decrease in mortgage banking activities, net for the three- and nine-month periods was mostly the result of lower gross margins as compared to the prior year period.
Loan purchase commitments ("LPCs"), adjusted for fallout expectations, were $1.46 billion and $5.19 billion for the three and nine months ended September 30, 2018, respectively. Our gross margins for our jumbo loans, which we define as net interest income plus income from mortgage banking activities, divided by LPCs, declined during 2018 but remain within our long-term expectations.
At both September 30, 2018 and December 31, 2017, we had repurchase reserves of $4 million outstanding related to residential loans sold through this segment. For the nine months ended September 30, 2018 and 2017, we recorded $0.1 million of provision for repurchases and $0.2 million of reversal of provision for repurchases, respectively, that were included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at September 30, 2018.
Table 31 – Characteristics of Residential Loans Held-for-Sale

September 30, 2018	Principal Value	Weighted Average Coupon
(Dollars in Thousands)
First Lien Prime
Fixed - 30 year	$835,808	4.73%
Fixed - 10, 15, 20, & 25 year	9,092	4.43%
Hybrid	14,345	4.36%
ARM	151	4.33%
Total Outstanding Principal	$859,396

Operating Expenses and Taxes
Operating expenses for this segment primarily include costs associated with the underwriting, purchase and sale of jumbo residential loans. Operating expenses increased for the three- and nine-month periods primarily as a result of higher loan acquisition costs due to higher loan purchase volume in 2018.
All mortgage banking activities are performed at our taxable REIT subsidiary and the provision for income taxes is generally correlated to the amount of this segment's contribution before income taxes in relation to the TRS's overall GAAP income and associated tax provision. The decrease in provision for income taxes resulted primarily from the reduction of the federal corporate tax rate due to the Tax Act.
Single-Family Rental Loans Held-for-Sale
The outstanding single-family rental loans held-for-sale September 30, 2018 were first lien, fixed-rate loans with maturities of five, seven, or ten years. At September 30, 2018, the weighted average coupon of our single-family rental loans was 5.71% and the weighted average loan term was seven years. At origination, the weighted average LTV ratio of these loans was 65% and the weighted average debt service coverage ratio ("DSCR") was 1.25.
Results of Consolidated Legacy Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Legacy Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At September 30, 2018, the estimated fair value of our investments in the consolidated Legacy Sequoia entities was $12 million.

The following tables present the statements of income (loss) for the three and nine months ended September 30, 2018 and 2017 and the balance sheets of the consolidated Legacy Sequoia entities at September 30, 2018 and December 31, 2017. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 32 – Consolidated Legacy Sequoia Entities Statements of Income (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2018	2017	Change	2018	2017	Change
Interest income	$5,174	$4,875	$299	$15,003	$14,576	$427
Interest expense	(4,257)	(3,838)	(419)	(12,324)	(11,046)	(1,278)
Net interest income	917	1,037	(120)	2,679	3,530	(851)
Investment fair value changes, net	(248)	(1,045)	797	(976)	(3,842)	2,866
Net Income (Loss) from Consolidated Legacy Sequoia Entities	$669	$(8)	$677	$1,703	$(312)	$2,015

Table 33 – Consolidated Legacy Sequoia Entities Balance Sheets

(In Thousands)	September 30, 2018	December 31, 2017
Residential loans, held-for-investment, at fair value	$553,958	$632,817
Other assets	3,922	4,367
Total Assets	$557,880	$637,184
Other liabilities	$590	$537
Asset-backed securities issued, at fair value	544,923	622,445
Total liabilities	545,513	622,982
Equity (fair value of Redwood's retained investments in entities)	12,367	14,202
Total Liabilities and Equity	$557,880	$637,184

Net Interest Income at Consolidated Legacy Sequoia Entities
The decrease in net interest income for the three- and nine-month periods was primarily attributable to the continued paydown of loans at the consolidated entities.
Investment Fair Value Changes, net at Consolidated Legacy Sequoia Entities

Investment fair value changes, net at consolidated Legacy Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities, which netted together represent the change in value of our retained investments in the consolidated Legacy Sequoia entities. The decrease in negative investment fair value changes in the three- and nine-month periods was primarily related to the decline in fair value changes on retained IO securities, as the basis of these assets continue to diminish.
Residential Loans at Consolidated Legacy Sequoia Entities
The following table provides details of residential loan activity at consolidated Legacy Sequoia entities for the three and nine months ended September 30, 2018 and 2017.
Table 34 – Residential Loans at Consolidated Legacy Sequoia Entities — Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Balance at beginning of period	$592,029	$707,686	$632,817	$791,636
Principal repayments	(41,476)	(37,742)	(113,567)	(139,099)
Transfers to REO	(304)	(1,133)	(2,139)	(3,177)
Changes in fair value, net	3,709	4,323	36,847	23,774
Balance at End of Period	$553,958	$673,134	$553,958	$673,134
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise all of the loans in the consolidated Legacy Sequoia entities and were primarily originated in 2006 or prior. For outstanding loans at consolidated Legacy Sequoia entities at September 30, 2018, the weighted average FICO score of borrowers backing these loans was 728 (at origination) and the weighted average original LTV ratio was 66% (at origination). At September 30, 2018 and December 31, 2017, the unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $16 million and $25 million, respectively, of which the unpaid principal balance of loans in foreclosure was $8 million and $10 million, respectively.

Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three and nine months ended September 30, 2018 and 2017.
Table 35 – Taxable Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except per Share Data)	2018 est. (1)	2017	2018 est. (1)	2017
REIT taxable income	$22,644	$19,923	$82,912	$56,042
Taxable REIT subsidiary income	17,239	17,781	53,203	36,528
Total Taxable Income	$39,883	$37,704	$136,115	$92,570

REIT taxable income per share	$0.27	$0.26	$1.06	$0.73
Total taxable income per share	$0.48	$0.49	$1.75	$1.21

Distributions to shareholders	$24,877	$21,593	$68,792	$64,753
Distributions to shareholders per share	$0.30	$0.28	$0.88	$0.84

(1)	Our tax results for the three and nine months ended September 30, 2018 are estimates until we file tax returns for 2018.

Under normal circumstances, our minimum REIT dividend requirement would be 90% of our annual REIT taxable income. However, we currently maintain a $55 million federal net operating loss carry forward (NOL) at the REIT that affords us the option of retaining REIT taxable income up to the NOL amount, tax free, rather than distributing it as dividends. Federal income tax rules require the dividends paid deduction to be applied to reduce REIT taxable income before the applicability of NOLs is considered. We currently expect that our estimated REIT taxable income will exceed our dividend distributions in 2018; therefore, we expect to utilize a portion of our NOL in 2018 and any remaining amount will carry forward into 2019.

We also currently expect all of the distributions to shareholders in 2018 will be taxable as dividend income. Additionally, a portion of our 2018 dividend distributions are expected to be characterized as long-term capital gains for federal income tax purposes.
Tax Provision under GAAP

For the three and nine months ended September 30, 2018, we recorded tax provisions of $5 million and $12 million, respectively, compared to tax provisions of $5 million and $17 million for the three and nine months ended September 30, 2017, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The reduction in tax provision year-over-year was primarily the result of the lower federal corporate tax rate resulting from the Tax Act, even though the GAAP income earned at our TRS was higher than the prior year. Our TRS effective tax rate in 2018 is expected to be approximately equal to the federal corporate tax rate. The income or loss generated at our TRS will not directly affect the tax characterization of our 2018 dividends.

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
The table below reconciles our estimated total taxable income to our GAAP income for the nine months ended September 30, 2018.
Table 36 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Nine Months Ended September 30, 2018
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$155,027	$38,063	$193,090	$258,992	$(65,902)
Interest expense	(67,814)	(31,221)	(99,035)	(154,078)	55,043
Net interest income	87,213	6,842	94,055	104,914	(10,859)
Realized credit losses	(1,430)	—	(1,430)	—	(1,430)
Mortgage banking activities, net	—	47,120	47,120	48,396	(1,276)
Investment fair value changes, net	1,772	(376)	1,396	12,830	(11,434)
Operating expenses	(34,535)	(23,172)	(57,707)	(63,529)	5,822
Other income, net	1,271	11,439	12,710	8,893	3,817
Realized gains, net	28,884	11,473	40,357	21,352	19,005
Provision for income taxes	(263)	(123)	(386)	(12,343)	11,957
Net Income	$82,912	$53,203	$136,115	$120,513	$15,602

Income per basic common share	$1.06	$0.69	$1.75	$1.51	$0.24
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
In July of 2018, we issued $117 million of common equity. At September 30, 2018, our total capital was $2.13 billion and included $1.36 billion of equity capital and $0.77 billion of the total $2.77 billion of long-term debt on our consolidated balance sheet. This portion of debt included $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, $200 million of convertible debt due in 2024, and $140 million of trust-preferred securities due in 2037.
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
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At September 30, 2018, $100 million of the current authorization remained available for the repurchase of shares of our common stock. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital described above.
As of September 30, 2018, our cash and liquidity capital included $150 million of available capital. We may seek to raise additional capital to make long-term investments or for other purposes. To the extent we seek additional capital to fund our operations and investment activities, our approach to raising capital will continue to be based on what we believe to be in the best interest of our shareholders.
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
Cash Flows and Liquidity for the Nine Months Ended September 30, 2018
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.

Cash Flows from Operating Activities
Cash flows from operating activities were negative $1.36 billion during the nine months ended September 30, 2018. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $84 million and positive $13 million during the first nine months of 2018 and 2017, respectively.
Cash Flows from Investing Activities
During the nine months ended September 30, 2018, our net cash provided by investing activities was $355 million and primarily resulted from proceeds from sales of real estate securities and principal payments on loans held-for-investment. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to meet our operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities.
Because many of our investment securities are financed through repurchase agreements, a significant portion of the proceeds from any sales or principal payments of our investment securities could be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans at consolidated Sequoia and Freddie Mac K-Series entities would generally be used to repay ABS issued by those entities.
During the three months ended September 30, 2018, we deployed capital into several new investments, including $47 million into fix-and-flip loans originated and asset-managed by 5 Arches, $55 million into Freddie Mac K-series multifamily securities, and a $58 million deposit towards a re-performing loan pool investment that we expect to settle in full during the fourth quarter of 2018.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the nine months ended September 30, 2018, we transferred residential loans between held-for-sale and held-for-investment classification, retained securities from Sequoia securitizations we sponsored, and consolidated certain multifamily securitization trusts which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the nine months ended September 30, 2018, our net cash provided by financing activities was $1.06 billion. This primarily resulted from proceeds of $1.66 billion from the issuance of asset-backed securities from our Sequoia Choice securitizations, proceeds of $199 million from the issuance of convertible debt in June 2018, and proceeds of $117 million from the issuance of common stock in July 2018. These cash inflows were partially offset by $515 million of net repayments of short-term debt, including the repayment of our $250 million of convertible notes that matured in April, and $306 million of repayments of ABS issued.
 In December 2017, our Board of Directors announced its intention to pay a regular dividend of $0.28 per share per quarter in 2018. In May 2018, the Board of Directors declared an increase in the regular dividend to $0.30 per share for the second quarter of 2018. During the nine months ended September 30, 2018, we paid $71 million of cash dividends on our common stock, representing cumulative dividends of $0.88 per share. Additionally, in November 2018, the Board of Directors declared a regular dividend of $0.30 per share for the fourth quarter of 2018, which is payable on December 28, 2018 to shareholders of record on December 14, 2018.
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

At September 30, 2018, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $578 million (secured by residential loans with an aggregate fair value of $622 million) and a total uncommitted borrowing limit of $1.43 billion. In addition, at September 30, 2018, we had an aggregate outstanding short-term debt balance of $781 million under eight securities repurchase facilities, which were secured by securities with a fair market value of $918 million. At September 30, 2018, the fair value of our real estate securities pledged as collateral included $129 million of securities retained from our consolidated Sequoia Choice securitizations and $11 million of securities we owned that were issued by consolidated Freddie Mac K-series securitizations. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value of $4 million) at September 30, 2018.
To finance our business purpose loan investments, at September 30, 2018, we had two single-family rental loan warehouse facilities with a total outstanding debt balance of $16 million (secured by single-family rental loans with an aggregate fair value of $20 million) and a total uncommitted borrowing limit of $400 million. In addition, at September 30, 2018, we had two fix-and-flip loan warehouse facilities with a total outstanding debt balance of $49 million (secured by fix-and-flip loans with an aggregate fair value of $92 million) and a total uncommitted borrowing limit of $60 million.
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
At September 30, 2018, we had $1.42 billion of short-term debt outstanding. During the first nine months of 2018, the highest balance of our short-term debt outstanding was $2.26 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At September 30, 2018, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the nine months ended September 30, 2018, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through a five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At September 30, 2018, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.24% per annum and a weighted average maturity of seven years. At September 30, 2018, accrued interest payable on these borrowings was $7 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.27 billion at September 30, 2018. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At September 30, 2018, our subsidiary held $43 million of FHLBC stock that is included in Other assets on our consolidated balance sheets.
Convertible Notes
In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. After deducting the issuance discount, the underwriting discount and issuance costs, we received approximately $194 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. At September 30, 2018, the outstanding principal amount of these notes was $200 million. At September 30, 2018, the accrued interest payable balance on this debt was $3 million.
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. After deducting the underwriting discount and issuance costs, we received approximately $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At September 30, 2018, the outstanding principal amount of these notes was $245 million. At September 30, 2018, the accrued interest payable balance on this debt was $1 million.

In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. During the first quarter of 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. At September 30, 2018, the outstanding principal amount of these notes was $201 million. At September 30, 2018, the accrued interest payable balance on this debt was $4 million.

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
Trust Preferred Securities and Subordinated Notes
At September 30, 2018, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% and must be redeemed no later than 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.9% per annum. These swaps are accounted for as cash flow hedges with all interest recorded as a component of net interest income and other valuation changes recorded as a component of equity.
 Asset-Backed Securities
At September 30, 2018, there were $581 million (principal balance) of loans owned at consolidated Legacy Sequoia securitization entities, which were funded with $575 million (principal balance) of ABS issued at these entities. At September 30, 2018, there were $2.16 billion (principal balance) of loans owned at the consolidated Sequoia Choice securitization entities, which were funded with $1.95 billion (principal balance) of ABS issued at these entities. At September 30, 2018, there were $963 million (principal balance) of loans owned at the consolidated Freddie Mac K-Series securitization entities, which were funded with $868 million (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsections titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio," "Results of Consolidated Legacy Sequoia Entities" and "Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio" in the Results of Operations section of this MD&A for additional details on these entities.

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

At September 30, 2018, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at September 30, 2018 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at September 30, 2018 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

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
For additional information on our commitments and contingencies as of September 30, 2018, see Note 15 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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
There have been no changes in our internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleged claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at September 30, 2018, approximately $126 million of principal and $12 million of interest payments had been made in respect of the Seattle Certificate. As of September 30, 2018, the Seattle Certificate had a remaining outstanding principal amount of approximately $8 million. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at September 30, 2018, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. As of September 30, 2018, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.

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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At September 30, 2018, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
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
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At September 30, 2018, $100 million of this current authorization remained available for the repurchase of shares of our common stock.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2018.

	Total Number of Shares Purchased or Acquired		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
July 1, 2018 - July 31, 2018	—	(1)	$16.47	—	$—
August 1, 2018 - August 31, 2018	—		$—	—	$—
September 1, 2018 - September 30, 2018	—		$—	—	$100,000
Total	—		$—	—	$100,000

(1)	Represents fewer than 1000 shares reacquired to satisfy tax withholding requirements related to the vesting of restricted shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Not Applicable
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on March 5, 2008 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 3.2.1, filed on August 8, 2018)
3.2.2
First Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 17, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 3.2.2, filed on August 8, 2018)

3.2.3
Second Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 22, 2018 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 3.2.3, filed on August 8, 2018)

10.1*	Second Amendment to Redwood Trust, Inc. Amended and Restated Executive Deferred Compensation Plan
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017;
(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017;
(iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2018 and 2017;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2018 and 2017;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and
(vi) Notes to Consolidated Financial Statements.

* Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	November 8, 2018	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2018	By:	/s/ Lola Bondar
Lola Bondar
Managing Director, Controller
(Principal Accounting Officer)