Form 10-K
period 2018-12-31
REDWOOD TRUST INC
filed 2019-03-01
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,224,714,997 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock outstanding on February 25, 2019 was 96,609,827.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2018 ANNUAL REPORT ON FORM 10-K

i

PART I
ITEM 1. BUSINESS
Introduction
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on making credit-sensitive investments in single-family residential and multifamily mortgages and related assets and engaging in mortgage banking activities. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, as well as through capital appreciation. We operate our business in two segments: Investment Portfolio and Mortgage Banking.
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

Our Business Segments
Our Investment Portfolio segment includes a portfolio of investments in residential mortgage-backed securities ("RMBS") retained from our Sequoia securitizations, as well as RMBS issued by third parties and other credit risk-related investments. In addition, this segment includes a subsidiary of Redwood Trust that is a member of the Federal Home Loan Bank of Chicago ("FHLBC") and that utilizes long-term financing from the FHLBC to make long-term investments directly in residential mortgage loans. This segment also includes residential bridge loans, which are business purpose residential mortgage loans to investors rehabilitating and reselling or renting residential properties that we acquired from our affiliate, 5 Arches, LLC. The Investment Portfolio segment’s main sources of revenue are interest income from investment portfolio securities and loans held-for-investment. Additionally, this segment may realize gains and losses upon the sale of securities. Funding expenses, hedging expenses, direct operating expenses, and tax provisions associated with these activities are also included in this segment.
Our Mortgage Banking segment primarily consists of operating a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale, securitization, or transfer to our investment portfolio. We typically acquire prime, jumbo mortgages and the related mortgage servicing rights on a flow basis from our network of loan sellers and distribute those loans through our Sequoia private-label securitization program or to institutions that acquire pools of whole loans. We also supplement our flow purchases with bulk loan acquisitions. In addition, beginning in the third quarter of 2018, this segment began to acquire single-family rental loans from our affiliate 5 Arches, LLC, for subsequent sale or securitization. Single-family rental loans are business purpose residential mortgage loans to investors in single-family (1-4 unit) rental properties. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with residential loans we acquire. Our Mortgage Banking segment’s main source of revenue is income from mortgage banking activities, which includes valuation increases (or gains) on loans we acquire and subsequently sell or securitize, and from hedges used to manage risks associated with these activities. Additionally, this segment may generate interest income on loans held pending securitization or sale. Funding expenses, direct operating expenses, and tax expenses associated with these activities are also included in this segment.

Consolidated Securitization Entities
We sponsor our Sequoia securitization program, which we use for the securitization of residential mortgage loans. We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of certain securitization entities we have sponsored for financial reporting purposes. However, each of these entities is independent of Redwood and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with our role as the sponsor or depositor of these entities and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold. We refer to certain of these securitization entities issued prior to 2012 as “consolidated Legacy Sequoia entities,” and the securitization entities formed in connection with the securitization of Redwood Choice expanded-prime loans as the "consolidated Sequoia Choice entities." Additionally, during 2018, we consolidated certain third-party Freddie Mac K-Series and SLST securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Where applicable, in analyzing our results of operations, we distinguish results from current operations "at Redwood" and from consolidated entities.
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, our ability to pay higher sustainable dividends in the future, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2019, including with respect to our investment portfolio and mortgage banking activities; (iii) statements related to our mortgage banking activities, including our ability to leverage our platform to drive efficiencies and returns, and to continue to improve workflow efficiencies and capital turnover; (iv) statements related to our investment portfolio and investment opportunities, including that the breadth of our initiatives should enable us to continue sourcing investments that will drive net interest margins higher on a per share basis; (v) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the fourth quarter of 2018 and at December 31, 2018, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (vi) statements relating to our estimate of our available capital (including that we estimate our available capital at December 31, 2018 was approximately $85 million), and expectations relating to sourcing additional capital from continued optimization of our investment portfolio and from capital markets; (vii) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2019; and (viii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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

Certifications
Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 28, 2019, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on June 7, 2018 that he was unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.
Employees
As of December 31, 2018, Redwood employed 149 people.

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

Our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own, are affected by developments in the U.S. economy and the broader global economy. As a result, negative economic developments are likely to negatively impact our business and financial results. There are a number of factors that could contribute to negative economic developments, including, but not limited to, U.S. fiscal and monetary policy changes, including Federal Reserve policy shifts and changes in benchmark interest rates, changing U.S. consumer spending patterns, negative developments in the housing, multifamily, and real estate markets, rising unemployment, rising government debt levels, and changing expectations for inflation and deflation. For example, changes and uncertainty resulting from, and the impact of, President Trump's administration's approach to various international trade negotiations and the appropriation process for funding the operations of the U.S. federal government could negatively impact financial markets, as well as domestic and global economic growth. Also, the impending U.K. exit from the European Union is another factor that could adversely impact financial markets, as well as domestic and global economic growth. Personal income and unemployment levels affect borrowers’ ability to repay residential mortgage loans underlying our investments in residential real estate-related assets (and renters’ ability to meet rental obligations underlying our investments in multifamily securities and loans secured by non-owner occupied rental properties), and there is risk that economic growth and activity could be weaker than anticipated or negative.

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

Real estate values, and the ability to generate returns by owning or taking credit risk on loans secured by real estate, are important to our business. Following the financial crisis of 2007-2008, government intervention has been important in supporting real estate markets, the overall U.S. economy, and capital markets. Mortgage markets have also received substantial U.S. government support. In particular, the government’s support of mortgage markets through its support of Fannie Mae and Freddie Mac expanded in late 2008, as the U.S. Treasury Department chose to backstop these government-sponsored enterprises. The governmental support for these entities has contributed to Fannie Mae’s and Freddie Mac’s continued dominance of residential mortgage finance and securitization activity, inhibiting the return of private sector mortgage securitization. This support may continue for some time and could have potentially negative consequences to us, since we have traditionally taken an active role in assuming credit risk in the private sector mortgage market, including through investments in Sequoia securitizations we sponsor. Both Congress and President Trump's administration have proposed various plans for reform of Fannie Mae and Freddie Mac (and the broader role of the government in the U.S. mortgage markets); however, it's unclear what type of reform would be implemented, if any, and what the impact on our business would be.

Changes to the U.S. federal income tax laws could have an adverse impact on the U.S. housing market, mortgage finance markets, and our business.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which contains significant changes to the Internal Revenue Code for taxable years beginning in 2018. Among other things, the Tax Act reduced for individuals the annual residential mortgage-interest deduction for purchase money mortgage debt incurred after December 15, 2017, in taxable years beginning after December 31, 2017, and beginning before January 1, 2026, from $1,000,000 (or $500,000 in the case of married taxpayers filing separately) to $750,000 (or $375,000 in the case of married taxpayers filing separately), as well as eliminated for individuals the deduction for interest with respect to home equity indebtedness, with certain exceptions for indebtedness from refinancing existing indebtedness. The Tax Act also limits the state and local tax deduction for individuals to a combined $10,000 for income, sales, and property taxes (for both single and married tax filers) in taxable years beginning after December 31, 2017, and beginning before January 1, 2026. The reduction or limitation of these tax deductions could contribute to reduced home affordability and adversely affect home prices nationally and/or in local markets, particularly in states with high state and local taxes and property values. In addition, such changes could increase taxes payable by certain borrowers, thereby reducing their available cash and adversely impacting their ability to make payment on the mortgage loans, which in turn, could cause a rise in delinquencies. The impact of these changes has yet to be determined, but the limitations on these deductions could have an adverse impact on the U.S. residential housing market, the market value of residential mortgage loans and residential mortgage-backed securities, and the volume of future originations of residential mortgage loans, particularly jumbo mortgage loans, all of which could negatively impact our business or financial results.

Congress and President Trump’s administration have made and may continue to make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

President Trump has called for and, in some cases, already signed into law substantial changes to U.S. fiscal and tax policies, including corporate and individual tax reform. In addition, President Trump has also called for, and, in some cases, already made, significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. Some of the called-for changes would require Congressional approval, while others have already been, and may in the future be, carried out unilaterally by the executive branch of the U.S. government. To the extent Congress or President Trump implement changes to U.S. policy, those changes may impact, among other things, the U.S. economy, housing and housing finance markets, international trade, unemployment, immigration, the regulatory environment in the U.S. including banking regulations and the Dodd-Frank Act, international relations, inflation, unemployment, healthcare, and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long-term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Changing benchmark interest rates, and the Federal Reserve’s actions and statements regarding monetary policy, can affect the fixed income and mortgage finance markets in ways that could adversely affect our future business and financial results and the value of, and returns on, real estate-related investments and other assets we own or may acquire.

Statements by the Federal Reserve regarding monetary policy and the actions it takes to set or adjust monetary policy may affect the expectations and outlooks of market participants in ways that disrupt our business and adversely affect our financial results and the value of, and returns on, our portfolio of real-estate related investments and the pipeline of residential mortgage loans we own or may acquire. For example, since December 2015, the Federal Reserve has raised the target federal funds rate nine times, bringing it from near zero to the current target level between 2.25% and 2.50%, and the federal funds rate could be increased further over the next several years. The increase in the federal funds rate has caused mortgage interest rates to rise from historically low levels, which has contributed to reducing the volume of new mortgages originated, in particular the volume of mortgage refinancings, in 2017 and 2018. As another example, from 2013 through 2018, statements made by the Chair and other members of the Board of Governors of the Federal Reserve System and by other Federal Reserve Bank officials regarding the U.S. economy, future economic growth, the Federal Reserve’s future open market activity and monetary policy had a significant impact on, among other things, benchmark interest rates, the value of residential mortgage loans, and, more generally, the fixed income markets. These statements and the actions of the Federal Reserve, and other factors also significantly impacted many market participants’ expectations and outlooks regarding future levels of benchmark interest rates and the expected yields these market participants would require to invest in fixed income instruments, including most residential mortgages and residential mortgage-backed securities (RMBS).

To the extent benchmark interest rates continue to rise, one of the immediate potential impacts on our business would be a reduction in the overall value of the pool of residential mortgage loans that we own and the overall value of the pipeline of residential mortgage loans that we have identified for purchase. Rising benchmark interest rates also generally have a negative impact on the overall cost of short- and long-term borrowings we use to finance our acquisitions and holdings of residential mortgage loans, including as a result of the requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the mortgage loans we finance with short- and long-term borrowings. The short- and long-term borrowings we use to finance our acquisitions and holdings of residential mortgage loans are uncommitted and have a limited term, which could result in these types of borrowings not being available in the future to fund our acquisitions and holdings and could result in our being required to sell holdings of residential mortgage loans and incur losses. Similar impacts would also be expected with respect to the short-term borrowings we use to finance our acquisitions and holdings of RMBS. In addition, any inability to fund acquisitions of mortgage loans could damage our reputation as a reliable counterparty in the mortgage finance markets.

To the extent benchmark interest rates continue to rise, it would also likely impact the volume of residential mortgage loans available for purchase in the marketplace and our ability to compete to acquire residential mortgage loans as part of our residential mortgage banking activities. These impacts could result from, among other things, a lower overall volume of mortgage refinance activity by mortgage borrowers and an increased level of competition from large commercial banks that may operate with a lower cost of capital than we do, including as a result of Federal Reserve monetary policies that impact banks more favorably than us and other non-bank institutions. These and other impacts of developments of the type described above have had, and may continue to have, a negative impact on our business and results of operations and we cannot accurately predict the full extent of these impacts or for how long they may persist.

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

Furthermore, the financial crisis of 2007-2008 and subsequent financial turmoil prompted the federal government to put into place new statutory and regulatory frameworks and policies for reforming the U.S. financial system. These financial reforms are aimed at, among other things, promoting robust supervision and regulation of financial firms, establishing comprehensive supervision of financial markets, protecting consumers and investors from financial abuse, providing the U.S. government with additional tools to manage financial crises, and raising international regulatory standards and improving international cooperation, but their scope could be expanded beyond what has been currently enacted, implemented, and proposed. Certain financial reforms focused specifically on the issuance of asset-backed securities through securitization transactions include significantly enhanced disclosure requirements, risk retention requirements, and rules restricting a broad range of conflicts of interests in regard to these transactions. Implementation of financial reforms, whether through law, regulations, or policy, including changes to the manner in which financial institutions, financial products, and financial markets operate and are regulated and any related changes in the accounting standards that govern them, could adversely affect our business and financial results by subjecting us to regulatory oversight, making it more expensive to conduct our business, reducing or eliminating any competitive advantage we may have, or limiting our ability to expand, or could have other adverse effects on us.

Alternatively, under President Trump’s administration the scope of financial reforms and the regulatory framework governing the financial system has been, and could continue to be, reduced or refocused. Trump administration policies, federal legislation, or executive or regulatory actions aimed at weakening or dismantling the Dodd-Frank Act or its regulatory apparatus, including by reducing capital requirements on banking institutions or by weakening or redirecting the Consumer Financial Protection Bureau ("CFPB"), its leadership, or its enforcement capabilities or priorities, could result in increased competition from commercial banks and other large financial institutions that may have advantages due to their size and cost of capital.

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

Since December 2017, we have announced several new initiatives to expand our mortgage banking activities and grow our investment portfolio, including by exploring opportunities to provide expanded financing options to non-bank mortgage loan originators, expanding our mortgage loan purchase activity to include, for example, loans secured by non-owner occupied rental properties generally made up of one to four units and residential bridge loans (which we collectively refer to as “business purpose real estate loans”), and increasing the size and optimizing the target returns of our investment portfolio. As one example, we recently announced that we have exercised our purchase option to complete the acquisition of 5 Arches, LLC ("5 Arches"), an originator of business-purpose real estate loans, following our minority equity investment in 5 Arches in May 2018. As another example, we recently announced our participation in a multifamily whole loan investment fund created to acquire $1 billion of floating rate, light-renovation multifamily loans from Freddie Mac. Other new investment initiatives include investing in residential securities collateralized by re-performing and non-performing mortgage loans, multifamily securities, and investments in excess mortgage servicing rights ("MSRs") and servicer advance investments related to pools of residential and small-balance multifamily mortgage loans.

These new initiatives are intended to grow our mortgage banking business and investment portfolio, as well as to allocate capital to profitable business and investment opportunities. These initiatives are premised on our outlook for economic and market conditions, secular trends in consumer demand for housing, as well as competitive considerations. Over the long-term, the assumptions underlying these trends and changes, or assumptions regarding the risk profile of these initiatives and investments, could turn out to be incorrect or economic and market conditions could develop in a manner that is not consistent with our assumptions. As a result, these new initiatives could fail to improve the long-term profitability of Redwood, could fail to result in capital being available for or deployed into more profitable businesses and investments, could result in dilutive issuances of equity or debt securities convertible into equity to fund our business and investment activities, or could otherwise damage our business, our reputation, our ability to access financing, and our ability to raise capital, or could have other unforeseen consequences, any or all of which could result in a material adverse effect on our business and results of operations in the future. Decisions we make in the future about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could also fail to improve our business and results of operations.

In February 2016 and again in February 2018, our Board of Directors approved authorizations for the purchase of Redwood common stock and also authorized the repurchase of other securities issued by Redwood, including convertible and exchangeable debt securities. Subsequently, since 2016, we have repurchased approximately $50 million of our common stock at an average price per share of $13.87 and approximately $41 million of our outstanding debt securities. At December 31, 2018, approximately $100 million of this current authorization remained available for the repurchase of shares of our common stock. If we repurchase shares of Redwood common stock or other securities issued by Redwood, it is because at the time we believe the shares or securities are trading at attractive levels relative to other uses of capital or investment opportunities then available to us; however, it is possible that other uses of this capital could have been more accretive to our earnings or book value or that subsequent capital needs arise that were not contemplated at the time we made these decisions. Our past and future decisions relating to the repurchases of Redwood common stock or other securities issued by Redwood could fail to improve our results of operations or could negatively impact our ability to execute our business plans, meet financial obligations, access financing, or raise additional capital, any or all of which could result in a material adverse effect on our business and results of operations in the future.

In addition, in June 2018, we issued $200 million of convertible senior notes (convertible into common stock), and between June 2018 and February 2019, we issued approximately 20 million shares of common stock for aggregate net proceeds of approximately $325 million through underwritten public offerings, from time to time in at-the-market ("ATM") offerings, and under our direct stock purchase and dividend reinvestment plan. We may issue additional shares of common stock (or debt securities convertible into common stock) in subsequent public offerings or private placements. In addition, we may issue additional shares of common stock pursuant to our ATM offering program, upon conversion of our convertible debt or upon exchange of our exchangeable debt, to participants in our direct stock purchase and dividend reinvestment plan, to our directors, officers and employees under our employee stock purchase plan and our incentive plan, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder, and in connection with our acquisition of 5 Arches. It may not be possible for existing stockholders to participate in future share issuances, which may dilute existing stockholders’ interests in us. To the extent we raise capital to fund our operations and investment activities, our approach to raising capital is based on what we believe to be in the best interest of our shareholders. However, it is possible that our use of the proceeds of such capital raising transactions may not yield a significant return or any return at all for our stockholders.

Risks Related to our Investments and Investing Activity
The nature of the assets we hold and the investments we make expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, or otherwise negatively affect our business.

Overview of credit risk

We assume credit risk primarily through the ownership of securities backed by residential, multifamily, and other real estate loans and through direct investments in residential real estate loans and other real estate loans. We may also assume similar credit risks through other types of transactions with counterparties who are seeking to reduce their exposure to credit risk or who are seeking financing for their own holdings of residential real estate loans or servicing rights relating to residential real estate loans. Credit losses on real estate loans can occur for many reasons, including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate; declining rents on single- and multifamily residential rental properties; natural disasters, the effects of climate change (including flooding, drought, wildfires, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

In addition, rising interest rates may increase the credit risks associated with certain residential real estate loans. For example, the interest rate is adjustable for many of the loans held at securitization entities we have sponsored and for a portion of the loans underlying residential securities we have acquired from securitizations sponsored by others. In addition, a portion of the loans we have pledged to secure short-term warehouse borrowings and a portion of the loans underlying multifamily securities we have acquired may have adjustable interest rates. Accordingly, when short-term interest rates rise, required monthly payments from homeowners will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults.

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

Many of the real estate loans collateralizing multifamily securities and business purpose real estate loans we own or may acquire are only partially amortizing or do not provide for any principal amortization prior to a balloon principal payment at maturity. Commercial loans that only partially amortize or that have a balloon principal payment at maturity may have a higher risk of default at maturity than fully amortizing loans. In addition, since most of the principal of these loans is repaid at maturity, the amount of loss upon default is generally greater than on other loans that provide for more principal amortization.

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

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, flood, landslide, or wildfire), or the effects of climate change (including flooding, drought, and severe weather), may cause decreases in the value of real estate (including sudden or abrupt changes) and would likely reduce the value of the properties collateralizing real estate loans we own or those underlying the securities or other investments we own. For example, in 2017 and 2018, hurricanes caused widespread flooding in Florida and Texas and wildfires and mudslides in northern and southern California destroyed or damaged thousands of homes. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgage loans under those circumstances, especially if the property is damaged. This would likely cause foreclosures to increase and lead to higher credit losses on our loans or investments or on the pool of mortgage loans underlying securities we own.

A significant number of residential real estate loans that we own, or that underlie the securities we own, are secured by properties in California and, thus, we have a higher concentration of credit risk within California than in other states. Additional states where we have concentrations of residential loan credit risk are set forth in Note 6 to the Financial Statements within this Annual Report on Form 10-K. Balances on real estate loans collateralizing multifamily securities and business purpose real estate loans we own and may acquire are larger than residential loans and in the past we have had, and may have in the future, a geographically concentrated portfolio of such loans and securities. Real estate loans collateralizing multifamily securities and business purpose real estate loans we currently own are generally concentrated in California, Texas, Florida, Georgia, and Arizona.

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

The value of the homes or properties collateralizing or underlying real estate loans or investments may decline, and rents on single- and multifamily rental properties may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, larger balance loans, reduced documentation loans, subprime loans, Alt-A quality loans, second lien loans, loans in certain locations, residential mortgage loans that are not “qualified mortgages” under regulations promulgated by the CFPB, re-performing and non-performing loans, and loans or investments that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans becomes real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

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

We may own securities backed by residential loans that are particularly sensitive to changes in prepayments rates. These securities include interest-only securities (IOs) that we acquire from third parties and from our Sequoia entities. Faster prepayments than we anticipated on the underlying loans backing these IOs will have an adverse effect on our returns on these investments and may result in losses. Similarly, we own mortgage servicing rights, or MSRs, associated with residential mortgage loans, and excess MSR investments associated with residential and multifamily mortgage loans, all of which are particularly sensitive to changes in prepayments rates. As the owner of an MSR (or excess MSR investment), we are entitled to a portion of the interest payments made by the borrower in respect of the associated loan and, in the case of MSRs, we are responsible for hiring and compensating a sub-servicer to directly service the associated loan. Faster prepayments than we anticipate on loans associated with MSRs and excess MSR investments we own will have an adverse effect on our returns from these MSRs and may result in losses.

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

Higher interest rates generally reduce the fair value of many of our assets, with the exception of our IOs, MSRs, excess MSR investments, and adjustable-rate assets. This may affect our earnings results, reduce our ability to securitize, re-securitize, or sell our assets, or reduce our liquidity. Higher interest rates could reduce the ability of borrowers to make interest payments or to refinance their loans. Higher interest rates could reduce property values and increased credit losses could result. Higher interest rates could reduce mortgage originations, thus reducing our opportunities to acquire new assets.

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

We do not originate residential loans; rather, we rely on the origination market to supply the types of loans we seek to invest in. At times, due to increases in interest rates, heightened credit concerns, strengthened underwriting standards, increased regulation, and/or concerns about economic growth or housing values, the volume of originations may decrease significantly. For example, in recent years residential mortgage interest rates were generally declining, with the result that a significant portion of industry-wide origination volumes were related to residential borrowers refinancing existing mortgage loans. As interest rates have increased, particularly in 2017 and 2018, the volume of refinance loans has declined, and to the extent interest rates continue to increase, refinance loan volume is likely to decline further, and this volume may not return to previous levels. A reduced volume of loan originations may make it difficult for us to acquire loans and securities.

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

In 2014, we began entering into risk-sharing arrangements with Fannie Mae and Freddie Mac and more recently we have been purchasing credit risk transfer (CRT) securities issued by Fannie Mae and Freddie Mac under which we are compensated for agreeing to absorb credit losses on new conforming loans or for engaging in similar types of credit risk-sharing or -transfer structures. Since December 2017, we have announced several other new initiatives to grow our investment portfolio. While these initiatives represent potential opportunities for future capital deployment, ultimately these initiatives may not produce sizable investment opportunities due to competition from other investors, regulatory issues, or federal housing finance reform initiatives that impact Fannie Mae and Freddie Mac.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to the types of investments we have traditionally made. Additionally, we may enter into or engage in various types of securitizations, transactions, services, and other operating businesses that are different than the types we have traditionally entered into or engaged in. For example, in 2014 our FHLBC-member subsidiary established a borrowing facility with the FHLBC that provides a source of long-term financing for residential mortgage loans that our subsidiary buys and holds, as a result of which its holdings of residential whole loans have increased. Also, as noted above, we began entering into risk-sharing arrangements with Fannie Mae and Freddie Mac in 2014 and more recently we have been purchasing CRT securities issued by Fannie Mae and Freddie Mac under which we are compensated for agreeing to absorb credit losses on new conforming loans or for engaging in similar types of credit risk-sharing or -transfer structures. As another example, we recently began exploring opportunities to provide expanded financing options to non-bank mortgage loan originators and expanding our mortgage loan purchase activity to include, for example, business purpose loans secured by non-owner occupied rental properties and residential bridge loans. We also recently completed investments in subordinate securities backed by re-performing and non-performing residential loans, excess MSR investments collateralized by residential and multifamily loans, servicer advance investments related to residential mortgage loans, and a whole loan investment fund created to acquire light-renovation multifamily loans. Additionally, we exercised our purchase option to complete the acquisition of 5 Arches.

Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. Several of these investments were complex, highly structured, and involve partnerships and joint ventures with co-investors, any or all of which may limit the liquidity of such investments. Additionally, when investing in transactions with complex or novel structures, the risks associated with the transactions and structures may not be fully known to buyers and sellers. For example, we have limited control of our investment in a whole loan investment fund created to acquire light-renovation multifamily loans from Freddie Mac, and there are contingent liabilities associated with this investment that are not reflected on our balance sheet.

For another example, one of our excess MSR investments includes an associated investment in servicer advances financed with non-recourse debt. Non-recourse financing generally limits our exposure to losses to the value of the collateral securing the financing (i.e., the servicer advances). However, a default on such non-recourse financing of servicer advances could result in a complete loss of our servicer advance investments and the related excess MSRs. Additionally, this non-recourse financing is short-term. We may not be able to renew this financing on favorable terms, or at all, which may have a negative impact on the value of our investment. A more detailed discussion of the risks related to this servicer advance financing is described below in Part II, Item 7 of this Annual Report on Form 10-K under the heading, “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”

As another example, in connection with our pending acquisition of 5 Arches, we made assumptions about the cash flows and investments that will be generated from the acquisition. There may be risks and challenges associated with the integration of the 5 Arches platform and workforce that we did not anticipate or may not be able to mitigate. If our assumptions are wrong, or if market conditions change, it could have a negative impact on our financial or operational results related to this acquisition and to our business as a whole.

We may invest in non-real estate asset-backed securities (ABS), corporate debt, or equity. We have invested in diverse types of IOs from residential and commercial securitizations sponsored by us or by others. The higher credit and prepayment risks associated with these types of investments may increase our exposure to losses. We may invest in non-U.S. assets that may expose us to currency risks (which we may choose not to hedge) and different types of credit, prepayment, hedging, interest rate, liquidity, legal, and other risks. These types of investments could expose us to new, different, or increased risks that we did not anticipate, which could have a negative impact on the financial returns generated.

In addition, when investing in assets or businesses we are exposed to the risk that those assets, or interest income or revenue generated by those assets or businesses, result in our not meeting the requirements to maintain our REIT status or our status as exempt from registration under the Investment Company Act of 1940, as amended (Investment Company Act), as further described in the risk factors titled “We have elected to be taxed as a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks” and “Conducting our business in a manner so that we are exempt from registration under, and in compliance with, the Investment Company Act may reduce our flexibility and could limit our ability to pursue certain opportunities. At the same time, failure to continue to qualify for exemption from the Investment Company Act could adversely affect us.”

We may change our investment strategy or financing plans, which may result in riskier investments and diminished returns.

We may change our investment strategy or financing plans at any time, which could result in our making investments that are different from, and possibly riskier than, the investments we have previously made or described. A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Decisions to employ additional leverage could increase the risk inherent in our investment strategy. Additionally, a portion of our recent investment activity has included financing that is either short-term securitization debt or is incurred by entities that we do not control and thus is not reflected on our balance sheet. Furthermore, a change in our investment strategy could result in our making investments in new asset categories or in different proportions among asset categories than we previously have. For example, as noted above, since December 2017, we have announced several new initiatives to expand our mortgage banking and investment activities, including by exploring opportunities to provide expanded financing options to non-bank mortgage loan originators, expanding our mortgage loan purchase activity to include, for example, business purpose real estate loans secured by non-owner occupied rental properties and residential bridge loans, and increasing the size and optimizing the target returns of our investment portfolio. We also recently completed investments in subordinate securities backed by re-performing and non-performing residential loans, excess MSR investments collateralized by residential and multifamily loans, and a whole loan investment fund created to acquire light-renovation multifamily loans. Additionally, we exercised our purchase option to complete the acquisition of 5 Arches. As another example, in the future, we could determine to invest a greater proportion of our assets in securities backed by non-prime or subprime residential mortgage loans. These changes could result in our making riskier investments, which could ultimately have an adverse effect on our financial returns. Alternatively, we could determine to change our investment strategy or financing plans to be more risk averse, resulting in potentially lower returns, which could also have an adverse effect on our financial returns.

The performance of the assets we own and the investments we make will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of, securities, loans, and other assets we own may be volatile.

We seek to manage certain of the risks associated with acquiring, holding, selling, and managing real estate loans and securities and other real estate-related investments. No amount of risk management or mitigation, however, can change the variable nature of the cash flows of, fair values of, and financial results generated by these loans, securities, and other assets. Changes in the credit performance of, or the prepayments on, these investments, including real estate loans and the loans underlying real estate securities, and changes in interest rates impact the cash flows on these securities and investments, and the impact could be significant for our loans, securities, and other assets with concentrated risks. Changes in cash flows lead to changes in our return on investment and also to potential variability in and level of reported income. The revenue recognized on some of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility. Additionally, our non-GAAP measures of financial performance and our earnings calculated in accordance with GAAP may be subject to volatility. Moreover, the Securities and Exchange Commission has increasingly been focused on the use of non-GAAP financial metrics and may require us to change the presentation or method of calculation of our non-GAAP metrics which may result in variability and volatility.

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

For example, real estate-related securities in our investment portfolio may be subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark, and is a measure of the perceived risk of the investment. Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate swaps or fixed rate U.S. Treasuries of like maturity. Floating rate securities are typically valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Excessive supply of these securities or reduced demand may cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate-related securities portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

For GAAP purposes, we mark to market most of the assets and some of the liabilities on our consolidated balance sheet. In addition, valuation adjustments on certain consolidated assets and many of our derivatives are reflected in our consolidated statement of income. Assets that are funded with certain liabilities and hedges may have differing mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our consolidated statement of income at a reduced market price relative to its cost basis, our reported earnings will be reduced.

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

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.

Many of our investments have limited liquidity.

Many of the residential, multifamily, and other securities we own or may own are generally illiquid - that is, there is not a significant pool of potential investors that are likely to invest in these, or similar, securities. This illiquidity can also exist for the real estate loans we may hold. At times, the vast majority of the assets we own are illiquid. In turbulent markets, it is likely that the securities, loans, and other assets we own may become even less liquid. As a result, we may not be able to sell certain assets at opportune times or at attractive prices or we may incur significant losses upon sale of these assets, should we want or need to sell them.

Our level of indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our convertible notes and other debt instruments.

At December 31, 2018, our total consolidated liabilities (excluding indebtedness associated with asset-backed securities issued and other liabilities of consolidated entities, for which we are not liable) was $4.88 billion. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

•	requiring asset sales to fund the repayment of maturing debt;

•	limiting our flexibility in planning for, or reacting to, changes in our business;

•	dilution experienced by our existing stockholders as a result of the conversion of the convertible notes or exchangeable securities into shares of common stock; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

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

We fund the residential loans we acquire in anticipation of a future sale or securitization with a combination of equity and short-term debt. In addition, we also make investments in securities and loans financed with short- and long-term debt. By incurring this debt (i.e., by applying financial leverage), we expect to generate more attractive returns on our invested equity capital. However, as a result of using financial leverage (whether for the accumulation of loans or related to longer-term investments), we could also incur significant losses if our borrowing costs increase relative to the earnings on our assets and costs of any related hedges. Financing facility creditors may also force us to sell assets pledged as collateral under adverse market conditions to meet margin calls, for example, in the event of a decrease in the fair values of the assets pledged as collateral. Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues. Further discussion of the risk associated with maintaining our REIT status is set forth in the risk factor titled “We have elected to be taxed as a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks.” In addition, we make financial covenants to creditors in connection with incurring short- and long-term debt, such as covenants relating to our maintaining a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets, and a maximum ratio of recourse debt to stockholders’ equity. If we fail to comply with these financial covenants we would be in default under our financing facilities, which could result in, among other things, the liquidation of collateral we have pledged pursuant to these facilities under adverse market conditions and the inability to incur additional borrowings to finance our business activities. A further discussion of financial covenants we are subject to and related risks associated with our use of short-term debt is set forth in Part II, Item 7 of this Annual Report on Form 10-K under the heading, “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.” Additionally, our ability to increase our borrowing limits under our debt financing facilities (and therefore increase our investment capacity) may be limited by our ability to raise equity capital, which we may not be able to raise at attractive prices or at all.

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

The use of interest rate agreements and other instruments to hedge certain of our risks may have the effect over time of lowering long-term earnings to the extent these risks do not materialize. To the extent that we hedge, it is usually to seek to protect us from some of the effects of short-term interest rate volatility, to lower short-term earnings volatility, to stabilize liability costs or fair values, to stabilize our economic returns from, or meet rating agency requirements with respect to, a securitization transaction, or to stabilize the future cost of anticipated issuance of securities by a securitization entity. Hedging may not achieve our desired goals. Hedging with respect to the pipeline of loans we plan to purchase may not be effective due to loan fallout or other reasons. Using interest rate agreements as a hedge may increase short-term earnings volatility, especially if we do not elect certain accounting treatments for our hedges. Reductions in fair values of interest rate agreements may not be offset by increases in fair values of the assets or liabilities being hedged. Conversely, increases in fair values of interest rate agreements may not fully offset declines in fair values of assets or liabilities being hedged. Changes in fair values of interest rate agreements may require us to pledge significant amounts of cash or other acceptable forms of collateral.

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

We enter into derivative contracts, including interest rate swaps, options, and futures, that could require us to make cash payments in certain circumstances. Additionally, we may be required to make capital contributions to an investment fund in certain circumstances, including if debt covenants relating to financing incurred by the investment fund are not maintained. Such potential payment or capital call obligations would be contingent liabilities and may not appear on our balance sheet. Our ability to satisfy these contingent liabilities depends on the liquidity of our assets and our access to capital and cash. The need to fund these contingent liabilities could adversely impact our financial condition.

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

Business, Operational and Other Risks
Through certain of our wholly-owned subsidiaries we have engaged in the past, and plan to continue to engage, in acquiring mortgage loans with the intent to sell these loans to third parties or hold them as investments. Similarly, we have engaged in the past, and may continue to engage, in acquiring residential MSRs. These types of transactions and investments expose us to potentially material risks.

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

In addition, when selling mortgage loans or acquiring servicing rights associated with residential mortgage loans, we typically make representations and warranties to the purchaser or to other third parties regarding, among other things, certain characteristics of those assets, including characteristics we seek to verify through our underwriting and due diligence efforts. If our representations and warranties are inaccurate with respect to any asset, we may be obligated to repurchase that asset or pay damages, which may result in a loss. We generally only establish reserves for potential liabilities relating to representations and warranties we make if we believe that those liabilities are both probable and estimable, as determined in accordance with GAAP. As a result, we may not have reserves relating to these potential liabilities or any reserves we may establish could be inadequate. Even if we obtain representations and warranties from the counterparties from whom we acquired the loans or other assets, they may not parallel the representations and warranties we make or may otherwise not protect us from losses, including, for example, due to the fact that the counterparty may be insolvent or otherwise unable to make a payment to us at the time we claim damages for a breach of representation or warranty. Furthermore, to the extent we claim that counterparties we have acquired loans from have breached their representations and warranties to us, it may adversely impact our business relationship with those counterparties, including by reducing the volume of business we conduct with those counterparties, which could negatively impact our ability to acquire loans and our business. To the extent we have significant exposure to representations and warranties made to us by one or more counterparties we acquire loans from, we may determine, as a matter of risk management, to reduce or discontinue loan acquisitions from those counterparties, which could reduce the volume of residential loans we acquire and negatively impact our business and financial results.

RWT Financial, our FHLB-member subsidiary, maintains a portfolio of residential mortgage loans it holds for investment with long-term financing provided by the FHLBC. At December 31, 2018, RWT Financial had approximately $2.00 billion of long-term borrowings outstanding from the FHLBC, which were collateralized by residential mortgage loans. RWT Financial has effectively reached its maximum borrowing capacity from the FHLBC of $2.00 billion, and it does not expect to be able to obtain any increase in its borrowing capacity in the future. FHLBC financing has enabled RWT Financial to earn attractive returns on loans held as long-term investments, contributing a significant amount to our 2018 earnings. RWT Financial’s ability to increase the size of its portfolio of residential mortgage loans may be limited by the lack of availability of attractive financing and this may impact the ability to increase net interest income generated by RWT Financial, as further described under the risk factor titled “Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results.” Additionally, the portfolio of residential mortgage loans held as long-term investments exposes us to the risk of loss on the full balance of those loans, which is typically not the case with respect to securities we retain from securitization transactions we sponsor. The materialization of any of these risks related to RWT Financial’s investment activity and FHLB financing could significantly impact our financial and operating results.

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

When engaging in securitization transactions, we also prepare marketing and disclosure documentation, including term sheets, offering documents, and prospectuses, that include disclosures regarding the securitization transactions and the assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs in connection with disputing these allegations or settling claims. We have also engaged in selling or contributing commercial real estate loans, and may in the future sell or contribute multifamily loans, to third parties who, in turn, have securitized those loans. In these circumstances, we have in the past and may in the future also prepare marketing and disclosure documentation, including documentation that is included in term sheets, offering documents, and prospectuses relating to those securitization transactions. We could be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including liability for disclosures prepared by third parties or with respect to loans that we did not sell or contribute to the securitization. Additionally, we typically retain various third-party service providers when we engage in securitization transactions, including underwriters or initial purchasers, trustees, administrative and paying agents, and custodians, among others. We frequently contractually agree to indemnify these service providers against various claims and losses they may suffer in connection with the provision of services to us and/or the securitization trust. To the extent any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses as a result of these indemnities.

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

For some of the loans that we hold and for some of the loans we sell or securitize, we hold the right to service those loans and we retain a sub-servicer to service those loans. In these circumstances we are exposed to certain risks, including, without limitation, that we may not be able to enter into subservicing agreements on favorable terms to us or at all, or that the sub-servicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their sub-servicing role, and that we would be held liable for the sub-servicer’s improper acts or omissions. Additionally, in its capacity as a servicer of residential mortgage loans, a sub-servicer will have access to borrowers’ non-public personal information, and we could incur liability in connection with a data breach relating to a sub-servicer, as discussed further below under the risk factor titled “Maintaining cybersecurity is important to our business and a breach of our cybersecurity could have a material adverse impact. Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.” When we retain a sub-servicer we are generally also obligated to fund any obligation of the sub-servicer to make advances on behalf of a delinquent loan obligor. To the extent any one sub-servicer counterparty services a significant percentage of the loans with respect to which we own the servicing rights, the risks associated with our use of that sub-servicer are concentrated around this single sub-servicer counterparty. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing right, it could have a material adverse effect on our business and financial results.

In addition, we have recently participated in various investments structured as joint ventures or partnerships with unaffiliated third parties. Some of these joint venture entities rely, in part, on their members or partners to make committed capital contributions in order to pay the purchase price for investments or to fund shortfalls in capital under related financing agreements. A failure by one of the members to make such capital contributions for amounts required could result in events of default under the terms of the investment or the related financing and a loss of our investment in the joint venture entity and its related investments. For example, in connection with our servicer advance investments, we consolidate an entity that was formed to finance servicing advances and for which we, through our control of an affiliated partnership entity (the "SA Buyer") formed to invest in servicer advance investments and excess MSRs, are the primary beneficiary. SA Buyer has agreed to purchase all future arising servicer advances under certain residential mortgage servicing agreements. SA Buyer relies, in part, on its members to make committed capital contributions in order to pay the purchase price for future servicer advances. A failure by any or all of the members to make such capital contributions for amounts required to fund servicer advances could result in an event of default under our servicer advance financing and a complete loss of our investment in SA Buyer and its servicer advance investments and excess MSRs. Additionally, to the extent that the servicer of the underlying mortgage loans (who is unaffiliated with us except through their co-investment in SA Buyer and the related financing entity) fails to recover the servicer advances in which we have invested, or takes longer than we expect to recover such advances, the value of our investment could be adversely affected and we could fail to achieve our expected return and suffer losses.

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

In July 2010, the Dodd-Frank Act was enacted. Provisions of the Dodd-Frank Act require, among other things, significant revisions to the legal and regulatory framework under which ABS, including residential mortgage-backed securities (RMBS), are issued through the execution of securitization transactions. Some of the provisions of the Dodd-Frank Act have become effective or been implemented. In addition, prior to the passage of the Dodd-Frank Act, the Securities and Exchange Commission (SEC) and the Federal Deposit Insurance Corporation had already published proposed and final regulations under already existing legislative authority relating to the issuance of ABS, including RMBS. Additional federal or state laws and regulations that could affect our ability to execute future securitization transactions could be proposed, enacted, or implemented. In addition, various federal and state agencies and law enforcement authorities, as well as private litigants, have initiated and may, in the future, initiate additional broad-based enforcement actions or claims, the resolution of which may include industry-wide changes to the way residential mortgage loans are originated, transferred, serviced, and securitized, and any of these changes could also affect our ability to execute future securitization transactions. For an example, please refer to the risk factor titled “Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.”

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

There are a number of factors that can have a significant impact on whether a securitization transaction that we execute or participate in is profitable to us or results in a loss. One of these factors is the price we pay for the mortgage loans that we securitize, which, in the case of residential mortgage loans, is impacted by the level of competition in the marketplace for acquiring mortgage loans and the relative desirability to originators of retaining mortgage loans as investments or selling them to third parties such as us. Another factor that impacts the profitability of a securitization transaction is the cost to us of the short-term debt that we use to finance our holdings of mortgage loans prior to securitization, which cost is affected by a number of factors including the availability of this type of financing to us, the interest rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing.

After we acquire mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines prior to securitization. Declines in the value of a mortgage loan, for example, can be due to, among other things, changes in interest rates, changes in the credit quality of the loan, and changes in the projected yields required by investors to invest in securitization transactions. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable. Other factors that can significantly affect whether a securitization transaction is profitable to us include the criteria and conditions that rating agencies apply and require when they assign ratings to the mortgage-backed securities issued in our securitization transactions, including the percentage of mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, which is also referred to as a rating agency subordination level. Rating agency subordination levels can be impacted by numerous factors, including, without limitation, the credit quality of the loans securitized, the geographic distribution of the loans to be securitized, and the structure of the securitization transaction and other applicable rating agency criteria. All other factors being equal, the greater the percentage of the mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, the more profitable the transaction will be to us.

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

For example, as discussed below in Part I, Item 3 of this Annual Report on Form 10-K, on December 23, 2009, the Federal Home Loan Bank of Seattle filed a claim in the Superior Court for the State of Washington against us and our subsidiary, Sequoia Residential Funding, Inc. The complaint related in part to residential mortgage-backed securities that were issued by a Sequoia securitization entity and alleged that, at the time of issuance, we, Sequoia Residential Funding, Inc. and the underwriters made various misstatements and omissions about these securities in violation of Washington state law. We have also been named in other similar lawsuits. A further discussion of these lawsuits is set forth in Note 15 to the Financial Statements within this Annual Report on Form 10-K. For another example, refer to the risk factor below, titled “Litigation of the type initiated against various trustees of residential mortgage-backed securitization transactions issued prior to financial crisis of 2007-2008 (“RMBS trustee litigation”) negatively impacted, and could further negatively impact, the value of securities we hold, could expose us to indemnification claims, and could impact the profitability of our participation in future securitization transactions.”

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

Litigation of the type initiated against various trustees of residential mortgage-backed securitization transactions issued prior to financial crisis of 2007-2008 (“RMBS trustee litigation”) during 2017 negatively impacted, and could further negatively impact, the value of securities we hold, could expose us to indemnification claims, and could impact the profitability of our participation in future securitization transactions.

Litigation against RMBS trustees has related to, among other things, claims by certain investors in the RMBS issued in those transactions that the trustees of those transactions breached their obligations to investors by, among other things, not appropriately investigating and pursuing remedies against the originators and servicers of the underlying mortgage loans. We are not a party to any RMBS trustee litigation; however, RMBS trustee litigation during 2017 negatively impacted the value of certain residential mortgage-backed securities issued prior to the crisis (“legacy RMBS”) that were held in our investment portfolio during the year ended December 31, 2018. The value of other legacy RMBS we continue to hold or acquire could be impacted in the future. In particular, trustees of various legacy RMBS transactions that are the subject of the ongoing RMBS trustee litigation have withheld funds from investors in the RMBS issued in those transactions by asserting that, pursuant to their indemnification rights against the securitization trusts established under the applicable transaction documents, they are entitled to apply those funds to offset litigation expenses - and one trustee asserted that its indemnification rights entitle it to withhold large lump sum amounts to hold and apply to anticipated future litigation expenses. During the year ended December 31, 2018, this holdback resulted in an aggregate loss to the value of our portfolio of securities of approximately $0.6 million, and other or similar holdbacks by that trustee or other trustees of legacy RMBS transactions could result in further losses to the value of our portfolio of securities in the future, which losses could be material.

Our cash balances and cash flows may be insufficient relative to our cash needs.

We need cash to make interest payments, to post as collateral to counterparties and lenders who provide us with short-term debt financing and who engage in other transactions with us, for working capital, to fund REIT dividend distribution requirements, to comply with financial covenants and regulatory requirements, and for other needs and purposes. We may also need cash to repay short-term borrowings when due or in the event the fair values of assets that serve as collateral for that debt decline, the terms of short-term debt become less attractive, or for other reasons. In addition, we may need to use cash to post in response to margin calls relating to various derivative instruments we hold as the values of these derivatives change. Over the near and longer term, we may need cash to fund the repayment of outstanding convertible notes and exchangeable securities that mature in 2019, 2023, and 2024.

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

Our minimum dividend distribution requirements could exceed our cash flows if our income as calculated for tax purposes significantly exceeds our net cash flows. This could occur when taxable income (including non-cash income such as discount amortization and interest accrued on negative amortizing loans) exceeds cash flows received. The Internal Revenue Code provides a limited relief provision concerning certain items of non-cash income; however, this provision may not sufficiently reduce our cash dividend distribution requirement. In the event that our liquidity needs exceed our access to liquidity, we may need to sell assets at an inopportune time, thus reducing our earnings. In an adverse cash flow situation, we may not be able to sell assets effectively and our REIT status or our solvency could be threatened. Further discussion of the risk associated with maintaining our REIT status is set forth in the risk factor titled “We have elected to be taxed as a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks.”

We are subject to competition and we may not compete successfully.

We are subject to competition in seeking investments, acquiring and selling loans, engaging in securitization transactions, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, insurance companies, and other financial institutions, as well as investment funds and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Furthermore, competition for investments, making loans, acquiring and selling loans, and engaging in securitization transactions may lead to a decrease in the opportunities and returns available to us.

In addition, there are significant competitive threats to our business from governmental actions and initiatives that have already been undertaken or which may be undertaken in the future. Sustained competition from governmental actions and initiatives could have a material adverse effect on us. For example, Fannie Mae and Freddie Mac are, among other things, engaged in the business of acquiring loans and engaging in securitization transactions. Until 2008, competition from Fannie Mae and Freddie Mac was limited to some extent due to the fact that they were statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000, while much of our business had historically focused on acquiring residential loans with a principal amount in excess of that amount. In February 2008, Congress passed an economic stimulus package that temporarily increased the size of certain loans these entities could purchase to up to $729,750, if the loans were made to secure real estate purchases in certain high-cost areas of the U.S. Since 2008, the loan size limits for Fannie Mae and Freddie Mac purchases have been adjusted up and down, and as of December 31, 2018, the maximum loan size limit was $ $726,525, which is an amount that continues to be above the historical loan size limit. In addition, in September 2008, Fannie Mae and Freddie Mac were placed into conservatorship and have become, in effect, instruments of the U.S. federal government.

Furthermore, it is unclear whether the Trump administration’s policies, and any future federal legislation or executive or regulatory actions, regarding Fannie Mae and Freddie Mac will continue to maintain, or increase, the role of those entities in the housing finance market. As long as there is governmental support for these entities to continue to operate and provide financing to a significant portion of the mortgage finance market, they will represent significant business competition due to, among other things, their large size and low cost of funding. Additionally, Trump administration policies, federal legislation, or executive or regulatory actions aimed at weakening or dismantling the Dodd-Frank Act and its regulatory apparatus, including by reducing capital requirements on banking institutions or by weakening the CFPB, its leadership, or its enforcement capabilities or priorities, could result in increased competition from commercial banks and other large financial institutions that may have similar advantages due to their size and cost of capital. Further discussion is set forth in the risk factor titled “Congress and President Trump’s administration have made and may continue to make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.”

To the extent that laws, regulations, or policies governing the business activities of Fannie Mae and Freddie Mac are not changed to limit their role in housing finance (such as a change in these loan size limits or in the guarantee fees they charge), or the competition from these two governmental entities will remain significant or could increase. In addition, to the extent that property values decline while these loan size limits remain the same, it may have the same effect as an increase in this limit, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they had been able to compete previously and our business could be adversely affected. Additionally, the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA) guarantee qualified residential mortgages, and FHA and VA loans accounted for approximately 24% of the aggregate dollar value of residential loans originated in the U.S. in 2017. The federal government’s ability to provide financing to a significant portion of the mortgage finance market through these entities represents significant business competition due to, among other things, their size and low cost of funding.

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

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a funding source for our residential real estate-related business. However, due to market conditions, we did not engage in residential mortgage securitization transactions in 2008 or 2009 and we only engaged in one residential mortgage securitization transaction in 2010 and two residential mortgage securitization transactions in 2011. While we engaged in numerous residential mortgage securitization transactions from 2012 through 2018, we do not know if market conditions will allow us to continue to regularly engage in these types of securitization transactions and any disruption of this market may adversely affect our earnings and growth. For example, in each of 2014 and 2015, we completed four securitization transactions, and in 2016 we completed three securitization transactions, as compared to 12 securitizations in 2013, nine securitizations in 2017, and 12 securitizations in 2018. Even if regular residential mortgage securitization activity continues among market participants other than government-sponsored entities, we do not know if it will continue to be on terms and conditions that will permit us to participate or be favorable to us. Even if conditions are favorable to us, we may not be able to return to or sustain the volume of securitization activity we previously conducted.

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

For example, since December 2017, we have announced several new initiatives to expand our mortgage banking and investment activities, including by exploring opportunities to provide expanded financing options to non-bank mortgage loan originators and expanding our mortgage loan purchase activity to include, for example, business purpose loans secured by non-owner occupied rental properties and residential bridge loans, and increasing the size and optimizing the target returns of our investment portfolio. We also recently completed investments in subordinate securities backed by re-performing and non-performing residential loans, excess MSR investments collateralized by residential and multifamily loans, and a whole loan investment fund created to acquire light-renovation multifamily loans. Additionally, we exercised our purchase option to complete the acquisition of 5 Arches, an originator of business-purpose real estate loans, following a minority equity investment in 5 Arches in May 2018. Further discussion of these business changes is set forth in the risk factor titled “Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could fail to improve our business and results of operations.”

In connection with initiating new business activities or expanding existing business activities, or for other business reasons, we may create new subsidiaries. Frequently, these subsidiaries would be wholly-owned, directly or indirectly, by Redwood, but we may also create or participate in partnerships and joint ventures with third-party co-investors and in those cases, the entities may be partially-owned by Redwood. The creation of those subsidiaries may increase our administrative costs and expose us to other legal and reporting obligations, including, for example, because they may be incorporated in states other than Maryland or may be established in a foreign jurisdiction. Any new subsidiary we create may elect, together with us, to be treated as our taxable REIT subsidiary. Taxable REIT subsidiaries are wholly-owned or partially-owned subsidiaries of a REIT that pay corporate income tax on the income they generate. A taxable REIT subsidiary is not able to deduct its dividends paid to its parent in determining its taxable income and any dividends paid to the parent are generally recognized as income at the parent level.

Our future success depends on our ability to attract and retain key personnel.

Our future success depends on the continued service and availability of skilled personnel, including members of our executive management team such as our Chief Executive Officer, President, General Counsel, Chief Financial Officer, Chief Investment Officer, Managing Director-Head of Residential, and Chief Human Resources Officer. To the extent personnel we attempt to hire are concerned that economic, regulatory, or other factors could impact our ability to maintain or expand our current level of business, it could negatively impact our ability to hire the personnel we need to operate our business. We cannot assure you that we will be able to attract and retain key personnel.

Additionally, in May 2018, our then-Chief Executive Officer retired from that position, at which time each of our then-President and then-Executive Vice President were promoted to the positions of Chief Executive Officer and President, respectively. If this leadership transition causes instability or is ultimately not successful, our business and financial results may be adversely impacted.

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

For example, under the Dodd-Frank Act, the CFPB also has regulatory authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, authority to bring an enforcement action against us for failure to comply with regulations promulgated by the Bureau that are applicable to our business. One of the CFPB’s areas of focus has been on whether companies like Redwood take appropriate steps to ensure that business arrangements with service providers do not present risks to consumers. The sub-servicers we retain to directly service residential mortgage loans (when we own the associated MSRs) are among our most significant service providers with respect to our residential mortgage banking activities and our failure to take steps to ensure that these sub-servicers are servicing these residential mortgage loans in accordance with applicable law and regulation could result in enforcement action by the CFPB against us that could restrict our business, expose us to penalties or other claims, negatively impact our financial results, and damage our reputation.

As another example, rules under the Home Mortgage Disclosure Act (HMDA) that took effect in January 2018 impose expanded data collection requirements and additional reporting obligations on mortgage lenders and purchasers of residential mortgage loans. The expanded data collection requirements may result in a higher frequency of data errors, which in turn could be perceived by regulators as an indication of inadequate controls and poor compliance processes, and could lead to monetary civil penalties. Additionally, the availability of increased amounts of data may increase regulatory scrutiny of our mortgage loan purchasing patterns. In addition, the Equal Credit Opportunity Act, and other Federal and state laws and regulations that apply to certain of our investment and business activities, include consumer protections relating to discrimination, abusive and deceptive practices, and other consumer-related matters. To the extent these laws and regulations apply to us, our failure to comply with them, even if not intentional, could give rise to liabilities, fines, and remediation requirements, which could be material. Failure to comply with these laws and regulations could also result for incorrectly concluding that certain aspects of our investment and business activities are not subject to certain laws or regulations.

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

When we acquire real estate mortgage loans, or the rights to service mortgage loans, we come into possession of borrower non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may share this information with third party service providers, including loan sub-servicers, or with third parties interested in acquiring such loans from us. We have acquired more than 100,000 residential mortgage loans and rights to service residential mortgage loans since 2010 and also acquired thousands of residential mortgage loans prior to 2010. While we have security measures in place to protect this information and prevent security breaches, these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, service provider or vendor error, or malfeasance or other intentional or unintentional acts by third parties, including third-party service providers. Furthermore, borrower data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Our servers and systems, and those of our service providers, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to borrowers’ data or our data, including other confidential business information. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

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

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. For instance:

•
Compliance with the REIT income and asset rules, or uncertainty about the application of those rules to certain investments, may result in our holding investments in our taxable REIT subsidiaries (where any income they produce is subject to corporate-level taxation) when we would prefer to hold those investments in an entity that is taxed as a REIT (where they would not be subject to corporate-level taxation).

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

•
We generally use taxable REIT subsidiaries to own non-real estate assets and engage in activities that may give rise to non-real estate related income under the REIT rules. However, our ability to invest in taxable REIT subsidiaries is limited under the REIT rules. No more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT subsidiaries (and the business and investing activities they conduct) in the future.

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

The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trust or estates is generally 20%. Although dividends paid by REITs to such stockholders are generally not eligible for that rate (subject to limited exceptions), under the Tax Act, such stockholders may deduct up to 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate is still higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of shares of REITs, including the shares of our common stock.

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

The Tax Act has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the Tax Act that could affect us and our stockholders include:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income - the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will generally allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of REIT taxable income (determined without regard to the dividends paid deduction);

•	generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income;” and

•	eliminating the corporate alternative minimum tax.

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

We are required to distribute at least 90% of our REIT taxable income as dividends to shareholders. Thus, we do not generally have the ability to retain all of the earnings generated by our REIT and, to a large extent, we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through public or private offerings. We may also raise capital by issuing other types of securities, such as preferred stock, convertible or exchangeable debt, or other types of debt securities. As of February 25, 2019, we had approximately 83 million unissued shares of stock authorized for issuance under our charter (although approximately 57 million of these shares are reserved for issuance under our equity compensation plans, dividend reinvestment and stock purchase plan, ATM offering program, and outstanding convertible notes and exchangeable notes). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock or securities convertible into, or exchangeable for, shares of stock, unless we seek and receive approval from our shareholders to increase the authorized number of our shares in our charter. Also, certain stock change of ownership tests may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.

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

If Redwood or one of our subsidiaries fell within the definition of an investment company under the Investment Company Act and failed to qualify for an exclusion or exemption, including, for example, if it was required to and failed to meet the 55% Requirement or the 25% Requirement, it could, among other things, be required either (i) to change the manner in which it conducts operations to avoid being required to register as an investment company or (ii) to register as an investment company, either of which could adversely affect us by, among other things, requiring us to dispose of certain assets or to change the structure of our business in ways that we may not believe to be in our best interests. Legislative or regulatory changes relating to the Investment Company Act or which affect our efforts to qualify for exclusions or exemptions, including our ability to comply with the 55% Requirement and the 25% Requirement, could also result in these adverse effects on us.

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

As of February 28, 2019, based on filings of Schedules 13D and 13G with the SEC, we believe that five institutional shareholders each owned approximately 5% or more of our outstanding common stock (and we believe one of these shareholders owned approximately 18% of our outstanding common stock) and we believe based on data obtained from other public sources that, overall, institutional shareholders owned, in the aggregate, more than 90% of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our common stock, including through the conversion of outstanding convertible or exchangeable notes into shares of common stock. Significant ownership stakes held by these individual institutions or other investors could have adverse consequences for other shareholders because each of these shareholders will have a significant influence over the outcome of matters submitted to a vote of our shareholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our common stock, it could have an adverse effect on the market price of our common stock.

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

At February 25, 2019, our directors and executive officers beneficially owned, in the aggregate, approximately 2% of our common stock. Sales of shares of our common stock by these individuals are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our common stock.

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

For 2018, we paid one regular quarterly dividend at a rate of $0.28 per share and three regular quarterly dividends at a rate of $0.30 per share. Our ability to continue to pay future dividends in 2019 may be adversely affected by a number of factors, including the risk factors described herein. In addition, to the extent we determine that future dividends would represent a return of capital to investors, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income. Any reduction or elimination of our payment of dividend distributions would not only reduce the amount of dividends you would receive as a holder of our common stock, but could also have the effect of reducing the market price of our common stock.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive and administrative office is located in Mill Valley, California and we have additional offices, including at the locations listed below. We do not own any properties and lease the space we utilize for our offices. Additional information on our leases is included in Note 16 to the Financial Statements within this Annual Report on Form 10-K. The following table presents the locations and remaining lease terms of our primary offices.
Executive and Administrative Office Locations and Lease Expirations

Location	Lease Expiration
One Belvedere Place, Suite 300	2028
Mill Valley, CA 94941

8310 South Valley Highway, Suite 425	2021
Englewood, CO 80112

225 W. Washington St., Suite 1440	2020
Chicago, IL 60606

ITEM 3. LEGAL PROCEEDINGS
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleged claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at December 31, 2018, approximately $126 million of principal and $12 million of interest payments had been made in respect of the Seattle Certificate. As of December 31, 2018, the Seattle Certificate had a remaining outstanding principal amount of approximately $8 million. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at December 31, 2018, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. As of December 31, 2018, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.
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

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At December 31, 2018, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol RWT. At February 15, 2019, our common stock was held by approximately 636 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 16,462. At February 25, 2019, there were 96,609,827 shares of common stock outstanding.
The cash dividends declared on our common stock for each full quarterly period during 2018 and 2017 were as follows:

	Common Dividends Declared
	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2018
Fourth Quarter	12/14/2018	12/28/2018	$0.30	Regular
Third Quarter	9/14/2018	9/28/2018	$0.30	Regular
Second Quarter	6/15/2018	6/29/2018	$0.30	Regular
First Quarter	3/15/2018	3/29/2018	$0.28	Regular

Year Ended December 31, 2017
Fourth Quarter	12/15/2017	12/28/2017	$0.28	Regular
Third Quarter	9/15/2017	9/29/2017	$0.28	Regular
Second Quarter	6/16/2017	6/30/2017	$0.28	Regular
First Quarter	3/16/2017	3/31/2017	$0.28	Regular
All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our GAAP net income, REIT taxable income, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock. As reported on our Current Report on Form 8-K on January 28, 2019, for dividend distributions made in 2018, we expect our dividends paid in 2018 to be characterized as 69% ordinary dividend income and 31% long-term capital gain dividend income. None of the dividend distributions made in 2018 are expected to be characterized for federal income tax purposes as return of capital or qualified dividends.
During the year ended December 31, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. In February 2016, our Board of Directors approved an authorization for the repurchase of up to $100 million of our common stock and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization replaced all previous share repurchase plans and has no expiration date. At December 31, 2017, approximately $77 million of this current authorization remained available for the repurchase of shares of our common stock. During January 2018, we repurchased 1,040,829 shares of our common stock pursuant to this authorization for $16 million.
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At December 31, 2018, $100 million of this current total authorization remained available for repurchases of shares of our common stock. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital described above.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended December 31, 2018.

	Total Number of Shares Purchased or Acquired		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except Per Share Data)
October 1, 2018 - October 31, 2018	—	(1)	$16.24	—	$—
November 1, 2018 - November 30, 2018	—		$—	—	$—
December 1, 2018 - December 31, 2018	—		$—	—	$100,000
Total	—		$—	—

(1)	Represents fewer than 1000 shares reacquired to satisfy tax withholding requirements related to the vesting of restricted shares.
Information with respect to compensation plans under which equity securities of the registrant are authorized for issuance is set forth in Part II, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index and the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) Mortgage REIT index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2013. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

	2013	2014	2015	2016	2017	2018
Redwood Trust, Inc.	100	108	78	97	101	111
FTSE NAREIT Mortgage REIT Index	100	118	107	132	158	154
S&P Composite-500 Index	100	114	115	129	157	150

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data are qualified in their entirety by, and should be read in conjunction with, the more detailed information contained in the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K and in our Annual Reports on Form 10-K as of and for each of the years ended December 31, 2017, 2016, 2015, and 2014. Certain amounts for prior periods have been reclassified to conform to the 2018 presentation.

(In Thousands, except Share Data)	2018	2017	2016	2015	2014
Selected Statement of Operations Data:
Interest income	$378,717	$248,057	$246,355	$259,432	$242,070
Interest expense	(239,039)	(108,816)	(88,528)	(95,883)	(87,463)
Net Interest Income	139,678	139,241	157,827	163,549	154,607
Reversal of (provision for) loan losses	—	—	7,102	355	(961)
Net Interest Income after Provision	139,678	139,241	164,929	163,904	153,646
Non-interest Income
Mortgage banking activities, net	59,566	53,908	38,691	10,972	34,994
Investment fair value changes, net	(25,689)	10,374	(28,574)	(21,357)	(10,202)
Other income, net	12,874	12,436	20,691	(730)	(2,480)
Realized gains, net	27,041	13,355	28,009	36,369	15,478
Total non-interest income, net	73,792	90,073	58,817	25,254	37,790
Operating expenses	(82,782)	(77,156)	(88,786)	(97,416)	(90,123)
Net Income before Provision for Income Taxes	130,688	152,158	134,960	91,742	101,313
(Provision for) benefit from income taxes	(11,088)	(11,752)	(3,708)	10,346	(744)
Net Income	$119,600	$140,406	$131,252	$102,088	$100,569
Average common shares – basic	78,724,912	76,792,957	76,747,047	82,945,103	82,837,369
Earnings per share – basic	$1.47	$1.78	$1.66	$1.20	$1.18
Average common shares – diluted (1)	110,027,770	101,975,008	97,909,090	84,518,395	85,098,579
Earnings per share – diluted	$1.34	$1.60	$1.54	$1.18	$1.15
Regular dividends declared per common share	$1.18	$1.12	$1.12	$1.12	$1.12
Selected Balance Sheet Data:
Total assets	$11,937,406	$7,039,822	$5,483,477	$6,220,047	$5,902,916
Short-term debt	$2,400,279	$1,938,682	$791,539	$1,855,003	$1,793,825
Asset-backed securities issued – Resecuritization, net (2)	$—	$—	$—	$—	$44,909
Asset-backed securities issued, net – Commercial	$—	$—	$—	$52,595	$81,760
Asset-backed securities issued, net – Sequoia	$2,397,250	$1,164,585	$773,462	$996,820	$1,416,090
Asset-backed securities issued, net – Freddie Mac SLST	$993,748	$—	$—	$—	$—
Asset-backed securities issued, net – Freddie Mac K-Series	$2,019,075	$—	$—	$—	$—
Long-term debt, net (2)	$2,572,158	$2,575,023	$2,620,683	$2,027,737	$1,180,877
Total liabilities	$10,588,612	$5,827,535	$4,334,049	$5,073,782	$4,646,775
Total stockholders’ equity	$1,348,794	$1,212,287	$1,149,428	$1,146,265	$1,256,141
Number of common shares outstanding	84,884,344	76,599,972	76,834,663	78,162,765	83,443,141
Book value per common share	$15.89	$15.83	$14.96	$14.67	$15.05
Other Selected Data:
Average assets	$8,190,681	$5,918,233	$5,893,998	$6,015,420	$5,356,839
Average debt and ABS issued outstanding	$6,751,746	$4,544,694	$4,617,956	$4,505,079	$3,871,404
Average stockholders’ equity	$1,280,287	$1,181,056	$1,112,313	$1,240,345	$1,250,627
Net income/average stockholders’ equity	9.3%	11.9%	11.8%	8.2%	8.0%

(1)	Diluted average common shares for 2018, 2017, and 2016 include certain convertible notes that were determined to be dilutive for those years.

(2)
At December 31, 2018, 2017, 2016, 2015, and 2014, Asset-backed securities issued, net included $0, $0, $0, $542, and $2,360, respectively, of deferred debt issuance costs, and long-term debt, net included $11,411, $10,240, $7,081, $10,438, and $13,690, respectively, of deferred debt issuance costs.

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
OVERVIEW
Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on making credit-sensitive investments in single-family residential and multifamily mortgages and related assets and engaging in mortgage banking activities. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, as well as through capital appreciation. During 2018, we operated our business in two segments: Investment Portfolio and Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed.
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

Business Update
The fourth quarter of 2018 capped a transformational year for Redwood Trust. We recast our strategic vision with an emphasis on becoming the premier specialty finance lender to a changing housing market. That entailed a fresh look at the evolving needs of today’s homebuyers - both consumers and investors alike. Our approach focused on better leveraging our reputation, residential credit acumen, deep industry relationships, and financial structuring expertise, in order to expand our investing activity. Having just capped off a record year of capital deployment in 2018, we’ve taken the early steps towards realizing this vision and are excited about the opportunities we see ahead.
The fourth quarter was a challenging one for industry participants, with market volatility reaching peak levels towards the end of 2018. This pressured valuations across both fixed income and equity markets. Our year-end GAAP book valuation was impacted, but the decline was relatively modest, reflecting the conservatism of our leverage and the overall buoyancy of our credit-focused investment portfolio. Credit spreads have generally improved since early January, helping to retrace a good portion of last quarter’s book value reduction. Most importantly, the key driver of our long-term earnings and ability to pay attractive levels of dividends - namely, the quality of our cash-flows - remained very strong. Dividends per share for 2018 exceeded the prior year by 5.4%.
At the center of our progress is continued strong momentum from our investment portfolio. We deployed $235 million of capital during the fourth quarter, bringing the total for 2018 to just over $800 million. Fundamental performance in our portfolio continues to reflect the strength of our underwriting and production quality. The breadth of our initiatives should enable us to continue sourcing investments that can drive net interest margins higher. The majority of our portfolio’s activity during the fourth quarter remained in line with our strategy - larger investments in cash flows not easily sourced by our competitors.
Additionally, our relationship with 5 Arches, LLC, an originator of business purpose real estate loans, is a key contributor to our strategic vision. In January of 2019, we announced our intention to complete the full acquisition of 5 Arches, with a closing date toward the end of the first quarter of 2019, subject to customary closing conditions. As 5 Arches becomes a wholly owned subsidiary, its platform will provide us with a direct origination capability in the business-purpose lending market - namely, loans to investors in residential real estate.
Turning to our traditional residential mortgage banking operations, we continue to manage cyclical headwinds that we expect to pressure industry volumes throughout 2019, as they have over the past few quarters. Notwithstanding the recent decline in benchmark rates - 30-year mortgage rates fell below 4.5% for the first time in almost a year - overall home purchase activity has begun to level off. While current mortgage rates are lower by historical standards, they still remain above the rate enjoyed by most existing borrowers, effectively shutting off meaningful refinance activity. Amidst this challenging origination environment, we continue to leverage our platform’s strengths to drive efficiencies and returns. One of our goals in 2019 is to continue improving workflow efficiencies and capital turnover. By increasing the speed with which we buy and sell loans, we reduce market risk and can operate the business more efficiently without compromising on the quality or service we provide to our loan sellers. Additionally, we expect to continue expanding how we distribute loans in our business. To complement our well-established securitization and bulk whole-loan distribution channels, we have begun to identify new sources of demand for residential credit that can further bolster our conduit liquidity.
In 2019, our emphasis remains on growing durable investment cash-flows that support our attractive levels of sustainable dividends. Our integrated businesses are squarely focused in residential housing credit, an area where we believe we have more experience than any of our modern-day competitors.

2018 Financial Overview
This section includes an overview of our 2018 financial results. A detailed discussion of our results of operations is presented in the next section of this MD&A. The following table presents selected financial highlights from 2018 and 2017.
Table 1 – Key Earnings and Return Metrics

	Years Ended December 31,
(In Thousands, except per Share Data)	2018	2017
Net income	$119,600	$140,406
Net income per diluted common share (EPS)	$1.34	$1.60
GAAP return on equity (ROE)	9.3%	11.9%
Book value per share	$15.89	$15.83
Economic return on book value (1)	7.8%	13.3%
REIT taxable income per share	$1.38	$1.17
Dividends per share	$1.18	$1.12

(1)	Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period.
In 2018, increased returns from higher capital deployment and portfolio optimization, as well as strong mortgage banking results, were dampened by negative market valuation changes during the fourth quarter of the year. These market valuation changes were primarily driven by credit spread widening on our portfolio investments, which we estimate impacted net income by more than $30 million in the fourth quarter. Inclusive of these valuation changes, we generated a return on equity of 9.3% for 2018. REIT taxable income, which excludes most market valuation changes, increased to $1.38 per share, providing strong coverage of the $1.18 per share of dividends we paid in 2018. Despite recent volatility in credit spreads, cash flows and credit fundamentals in our investment portfolio remain strong and we have observed credit spread tightening in the first two months of 2019, which positively impacted the value of our investment portfolio and book value per share.
Table 1.1 – Key Operational Metrics

	Years Ended December 31,
(In Thousands)	2018	2017
Capital Deployed	$810,203	$511,125
Residential Loans Purchased	$7,133,558	$5,741,651
Residential Loans Sold	$5,426,304	$3,982,683
During 2018, we raised $342 million of capital, including $142 million of equity capital and $200 million of convertible debt. We used the proceeds from these issuances along with proceeds from portfolio optimization to deploy $810 million of capital in 2018, a significant increase from 2017. While much of this capital was deployed into our traditional asset classes, we also deployed a meaningful amount into new asset classes, including multifamily assets, business purpose residential loans and re-performing loans, further diversifying our exposure to housing credit.
In our mortgage banking business, loan purchases in 2018 increased by over 24%, driven by higher volumes of Redwood Choice loans, which accounted for 32% of our purchase volume in 2018, compared to 22% in 2017. In 2018, through our Sequoia platform, we completed eight Select securitizations and four Choice securitizations, which were supplemented by whole loans sales, as we continued to foster diversified distribution channels.

Book Value per Share
The following table sets forth the changes in our book value per share for the year ended December 31, 2018.
Table 2 – Changes in Book Value per Share

Year Ended
(In Dollars, per share basis)	December 31, 2018
Beginning book value per share	$15.83
Net income	1.34
Changes in unrealized gains on securities, net from:
Realized gains recognized in net income	(0.23)
Amortization income recognized in net income	(0.13)
Mark-to-market adjustments, net	0.09
Total change in unrealized gains on securities, net	(0.27)
Dividends	(1.18)
Issuance of common stock	0.01
Share repurchases	0.01
Equity compensation, net	0.01
Changes in unrealized losses on derivatives hedging long-term debt	0.11
Other, net	0.03
Ending Book Value per Share	$15.89
Our GAAP book value per share increased $0.06 per share to $15.89 per share during 2018. This increase was driven primarily by earnings exceeding our dividend payments and an increase in the value of derivatives hedging our long-term debt.
Unrealized gains on our available-for-sale securities decreased $0.27 per share during 2018. This decrease primarily resulted from $0.23 per share of previously unrealized net gains that were realized as income from the sale of securities, as well as $0.13 per share of discount accretion income recognized in earnings from the appreciation in the amortized cost basis of our available-for-sale securities. These decreases were offset by positive mark-to-market adjustments on available-for-sale securities primarily resulting from overall credit spread tightening on these investments during 2018.
Higher benchmark interest rates during 2018 resulted in a $0.11 per share increase to book value due to a decrease in unrealized losses on the derivatives hedging a portion of our long-term debt. At December 31, 2018, the cumulative unrealized loss on these derivatives, which is included in our GAAP book value per share, was $0.40 per share.

Capital Allocation Summary
This section provides an overview of our capital position and how it was allocated at the end of 2018. A detailed discussion of our liquidity and capital resources is provided in the Liquidity and Capital Resources section of this MD&A that follows.
We use a combination of equity and corporate debt (which we collectively refer to as “capital”) to fund our business. Our total capital was $2.12 billion at December 31, 2018, and included $1.35 billion of equity capital and $0.77 billion of convertible notes and other long-term debt, including $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, $200 million of convertible debt due in 2024, and $140 million of trust-preferred securities due in 2037.
We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse some of our inventory of residential loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is presented separately from allocated capital in the table below. The following table presents how our capital was allocated between business segments and investment types at December 31, 2018.
Table 3 – Capital Allocation Summary

At December 31, 2018
(Dollars in Thousands)	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Investment portfolio
Residential loans (1)	$2,426,891	$(1,999,999)	$426,892	20%

Securities portfolio
Third-party residential securities	610,002	(265,529)	344,473	16%
Residential re-performing loan securities (2)	350,909	(183,795)	167,114	8%
Sequoia residential securities (3)	485,797	(179,909)	305,888	14%
Multifamily securities (4)	554,602	(359,657)	194,945	9%
Total securities portfolio	2,001,309	(988,890)	1,012,419	48%

Business purpose residential loans	112,798	(66,327)	46,471	2%
Other investments	438,518	(262,740)	175,778	8%
Other assets/(other liabilities)	199,933	(86,481)	113,452	5%
Cash and liquidity capital			175,560	N/A
Total investment portfolio	$5,179,449	$(3,404,437)	1,950,572	92%
Mortgage banking			170,000	8%
Total			$2,120,572	100%

(1)	Includes $43 million of FHLB stock.

(2)
Re-performing residential loan securities presented above represent third-party securities collateralized by seasoned re-performing, and to a lesser extent, non-performing residential loans and includes $229 million of subordinate investments in the Freddie Mac SLST securitization. For GAAP purposes we consolidated $1.22 billion of residential loans and $994 million of non-recourse ABS debt associated with these securities.

(3)
Sequoia residential securities presented above includes $194 million of securities retained from our consolidated Sequoia Choice securitizations. For GAAP purposes we consolidated $2.08 billion of residential loans and $1.89 billion of non-recourse ABS debt associated with these retained securities.

(4)
Multifamily securities presented above includes $126 million of subordinate investments in the Freddie Mac K-Series securitizations. For GAAP purposes we consolidated $2.14 billion of multifamily loans and $2.02 billion of non-recourse ABS debt associated with these securities.

Of our $2.12 billion of total capital at December 31, 2018, $1.95 billion (or 92%) was allocated to our investments with the remaining$170 million (or 8%) allocated to our mortgage banking activities. During the fourth quarter, we decreased the capital allocated to our mortgage banking operations to $170 million from $210 million and may reduce it further in 2019 as we leverage operational changes that will allow us to manage our mortgage banking business with less capital and respond to market conditions.
As of December 31, 2018, our cash and liquidity capital included $85 million of capital available for investment. Additionally, in January 2019, we raised $177 million of capital in an underwritten public offering of our common stock.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2018, 2017, and 2016. Most tables include "changes" columns that show the amounts by which the year's results are greater or less than the results from the prior year. Unless otherwise specified, references in this section to increases or decreases in 2018 refer to the change in results from 2017 to 2018, and increases or decreases in 2017 refer to the change in results from 2016 to 2017.
The following table presents the components of our net income for the years ended December 31, 2018, 2017, and 2016.
Table 4 – Net Income

	Years Ended December 31,			Changes
(In Thousands, except per Share Data)	2018	2017	2016	'18/'17	'17/'16
Net Interest Income	$139,678	$139,241	$157,827	$437	$(18,586)
Reversal of provision for loan losses	—	—	7,102	—	(7,102)
Net Interest Income After Provision	139,678	139,241	164,929	437	(25,688)
Non-interest Income
Mortgage banking activities, net	59,566	53,908	38,691	5,658	15,217
Investment fair value changes, net	(25,689)	10,374	(28,574)	(36,063)	38,948
Other income, net	12,874	12,436	20,691	438	(8,255)
Realized gains, net	27,041	13,355	28,009	13,686	(14,654)
Total non-interest income, net	73,792	90,073	58,817	(16,281)	31,256
Operating expenses	(82,782)	(77,156)	(88,786)	(5,626)	11,630
Net income before income taxes	130,688	152,158	134,960	(21,470)	17,198
Provision for income taxes	(11,088)	(11,752)	(3,708)	664	(8,044)
Net Income	$119,600	$140,406	$131,252	$(20,806)	$9,154
Net Interest Income
Net interest income in 2018 was consistent with 2017, as higher interest income from net capital deployment and higher average yields in 2018 was offset by higher interest expense on short-term floating rate debt facilities and FHLB borrowings from rising benchmark interest rates.
We utilize hedges to manage interest rate risk in our investment portfolio and the net interest expense from these instruments is a component of our Investment fair value changes line item, which is discussed below. Net hedge interest expense associated with portfolio hedges decreased in 2018 and on a combined basis, net interest income plus net interest expense on hedges increased by $15 million in 2018, compared to 2017.
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
Mortgage Banking Activities, Net
Income from mortgage banking activities, net includes results from our residential jumbo mortgage banking operations and, prior to the second quarter of 2016, results from our residential conforming and commercial mortgage banking operations. The $6 million increase in 2018 was predominantly due to an increase in loan purchase volume in 2018, relative to 2017, on similar gross margins.

The $15 million increase in 2017 was predominantly due to higher jumbo loan purchase volume in 2017, relative to 2016, on similar gross margins.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our residential loans held-for-investment and financed with FHLB borrowings, our business purpose residential loans held-for-investment, our investment securities classified as trading, and interest rate hedges associated with each of these investments.
During 2018, the negative investment fair value changes primarily resulted from widening credit spreads during the fourth quarter, which impacted both our residential securities and our residential loans held-for-investment.
During 2017, the positive investment fair value changes primarily resulted from tightening credit spreads on our trading securities during the year. This increase was partially offset by net decreases in the fair value of our residential loans held-for-investment and their associated hedges, primarily resulting from principal paydowns and hedging costs.
Additional detail on our investment fair value changes is included in the Investment Portfolio portion of the “Results of Operations by Segment” section that follows.
Other Income, Net
Other income, net was primarily comprised of MSR income and income from our residential loan risk-sharing arrangements with Fannie Mae and Freddie Mac. Other income in 2018 was consistent with 2017, while the $8 million decrease in other income in 2017 primarily resulted from a decline in the average balance of MSRs during 2017, as we sold the remaining portion of our conforming MSRs.
Realized Gains, Net
For 2018, we realized gains of $27 million, primarily from the sale of $144 million of AFS securities. For 2017, we realized gains of $13 million, primarily from the sale of $90 million of AFS securities. For 2016, we realized gains of $28 million, which included $23 million from the sale of $253 million of AFS securities and $5 million from the sale of $218 million of commercial mezzanine loans.
Additional detail on realized gains is included in the Investment Portfolio portion of the “Results of Operations by Segment” section that follows.
Operating Expenses
The increase in operating expenses in 2018 primarily resulted from higher loan acquisition costs due to higher loan purchase volume in 2018, as well as higher expenses associated with implementing new investment initiatives, including higher personnel costs and legal fees. These increases were partially offset by lower variable compensation expense commensurate with a decline in net income in 2018.
The decrease in operating expenses in 2017 was primarily due to the restructuring of our residential conforming and commercial mortgage banking operations during the first quarter of 2016, which resulted in restructuring costs of $10 million and a lower run-rate of expenses subsequent to the restructuring.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities, MSR investments, as well as certain other investment and hedging activities associated with these investments.
The decrease in the provision for income taxes for 2018 resulted primarily from a lower corporate tax rate, and lower investment portfolio income at our TRS during the year.
The increase in the provision for income taxes in 2017 resulted primarily from higher mortgage banking income in 2017, compared to 2016. This increase was offset by a tax benefit of $8 million from the reduction of our net federal deferred tax liabilities as a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") that was enacted in December 2017. Additionally, 2016 benefited from the release of a valuation allowance recorded against our deferred tax assets during that year.

Net Interest Income
The following tables present the components of net interest income for the years ended December 31, 2018, 2017, and 2016.
Table 5 – Net Interest Income

	Years Ended December 31,
	2018			2017			2016
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$51,330	$1,129,810	4.5%	$38,854	$939,273	4.1%	$33,120	$908,353	3.6%
Residential loans - HFI at Redwood (2)	94,361	2,345,219	4.0%	90,970	2,316,375	3.9%	85,147	2,193,619	3.9%
Residential loans - HFI at Legacy Sequoia (2)	20,029	577,175	3.5%	19,405	700,746	2.8%	19,537	882,079	2.2%
Residential loans - HFI at Sequoia Choice (2)	69,645	1,452,784	4.8%	5,133	109,463	4.7%	—	—	—%
Residential loans - HFI at Freddie Mac SLST (2)	4,453	109,231	4.1%	—	—	—%	—	—	—%
Commercial loans	—	—	—%	345	1,065	N/A	30,496	258,041	11.8%
Business purpose residential loans	4,333	50,962	8.5%	—	—	—%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	21,322	532,020	4.0%	—	—	—%	—	—	—%
Trading securities	71,350	1,016,613	7.0%	47,419	713,945	6.6%	22,484	299,912	7.5%
Available-for-sale securities	33,728	302,134	11.2%	43,384	430,395	10.1%	54,389	530,357	10.3%
Other interest income	8,166	211,651	3.9%	2,547	224,545	1.1%	1,182	294,830	0.4%
Total interest income	378,717	7,727,599	4.9%	248,057	5,435,807	4.6%	246,355	5,367,191	4.6%
Interest Expense
Short-term debt facilities	(52,832)	1,513,497	(3.5)%	(28,015)	1,075,430	(2.6)%	(22,287)	1,089,352	(2.0)%
Short-term debt - servicer advance financing	(971)	17,271	(5.6)%	—	—	—%	—	—	—%
Short-term debt - convertible notes, net	(5,114)	97,035	(5.3)%	(8,836)	182,551	(4.8)%	—	—	—%
ABS issued - Redwood	—	—	—%	—	—	—%	(1,560)	21,159	(7.4)%
ABS issued - Legacy Sequoia (2)	(16,519)	567,908	(2.9)%	(14,833)	684,733	(2.2)%	(13,175)	861,020	(1.5)%
ABS issued - Sequoia Choice (2)	(59,769)	1,317,645	(4.5)%	(4,275)	97,158	(4.4)%	—	—	—%
ABS issued - Freddie Mac SLST (2)	(3,156)	89,172	(3.5)%	—	—	—%	—	—	—%
ABS issued - Freddie Mac K-Series	(19,985)	497,524	(4.0)%	—	—	—%	—	—	—%
Long-term debt - FHLBC	(41,360)	1,999,999	(2.1)%	(21,769)	1,999,999	(1.1)%	(11,579)	1,980,971	(0.6)%
Long-term debt - other	(39,333)	651,696	(6.0)%	(31,088)	504,822	(6.2)%	(39,927)	665,453	(6.0)%
Total interest expense	(239,039)	6,751,747	(3.5)%	(108,816)	4,544,693	(2.4)%	(88,528)	4,617,955	(1.9)%
Net Interest Income	$139,678			$139,241			$157,827

(1)
Average balances for residential loans held-for-sale, residential loans held-for-investment, business purpose residential loans, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost, except for ABS issued, which is based upon fair value.

(2)
Interest income from residential loans held-for-investment ("HFI") at Redwood exclude loans HFI at consolidated Sequoia or Freddie Mac SLST entities. Interest income from residential loans - HFI at Legacy Sequoia and the interest expense from ABS issued - Legacy Sequoia represent activity from our consolidated Legacy Sequoia entities. Interest income from residential loans - HFI at Sequoia Choice and the interest expense from ABS issued - Sequoia Choice represent activity from our consolidated Sequoia Choice entities. Interest income from residential loans - HFI at Freddie Mac SLST and the interest expense from ABS issued - Freddie Mac SLST represent activity from our consolidated Freddie Mac SLST entity.

The following table details how net interest income changed on a consolidated basis as a result of changes in average investment balances (“volume”) and changes in interest yields (“rate”).
Table 6 – Net Interest Income - Volume and Rate Changes

	Change in Net Interest Income
	For the Years Ended December 31,
	2018			2017
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Net Interest Income for the Beginning of the Year			$139,241			$157,827
Impact of Changes in Interest Income
Residential loans - HFS	$7,882	$4,594	12,476	$1,127	$4,607	5,734
Residential loans - HFI at Redwood	1,133	2,258	3,391	4,765	1,058	5,823
Residential loans - HFI at Legacy Sequoia	(3,422)	4,046	624	(4,016)	3,884	(132)
Residential loans - HFI at Sequoia Choice	62,992	1,520	64,512	5,133	—	5,133
Residential loans - HFI at Freddie Mac SLST	4,453	—	4,453	—	—	—
Commercial loans	(345)	—	(345)	(30,370)	219	(30,151)
Business purpose residential loans	4,333	—	4,333	—	—	—
Multifamily loans - HFI at Freddie Mac K-Series	21,322	—	21,322	—	—	—
Trading securities	20,103	3,828	23,931	31,039	(6,104)	24,935
Available-for-sale securities	(12,929)	3,273	(9,656)	(10,251)	(754)	(11,005)
Other Interest Income	(146)	5,765	5,619	(282)	1,647	1,365
Net changes in interest income	105,376	25,284	130,660	(2,855)	4,557	1,702
Impact of Changes in Interest Expense
Short-term debt facilities	(11,412)	(13,405)	(24,817)	285	(6,013)	(5,728)
Short-term debt - servicer advance financing	(971)	—	(971)	—	—	—
Short-term debt - convertible notes, net	4,139	(417)	3,722	—	(8,836)	(8,836)
ABS issued - Redwood	—	—	—	1,560	—	1,560
ABS issued - Legacy Sequoia	2,531	(4,217)	(1,686)	2,697	(4,355)	(1,658)
ABS issued - Sequoia Choice	(53,702)	(1,792)	(55,494)	(4,275)	—	(4,275)
ABS issued - Freddie Mac SLST	(3,156)	—	(3,156)	—	—	—
ABS issued - Freddie Mac K-Series	(19,985)	—	(19,985)	—	—	—
Long-term debt - FHLBC	—	(19,591)	(19,591)	(111)	(10,079)	(10,190)
Long-term debt - Other	(9,045)	800	(8,245)	9,638	(799)	8,839
Net changes in interest expense	(91,601)	(38,622)	(130,223)	9,794	(30,082)	(20,288)
Net changes in interest income and expense	13,775	(13,338)	437	6,939	(25,525)	(18,586)
Net Interest Income for the Year Ended			$139,678			$139,241

The following table presents the components of net interest income by segment for the years ended December 31, 2018, 2017, and 2016.
Table 7 – Net Interest Income by Segment

	Years Ended December 31,			Changes
(In Thousands)	2018	2017	2016	'18/'17	'17/'16
Net Interest Income by Segment
Investment Portfolio	$155,497	$152,070	$169,203	$3,427	$(17,133)
Mortgage Banking	24,120	21,940	19,470	2,180	2,470
Corporate/Other	(39,939)	(34,769)	(30,846)	(5,170)	(3,923)
Net Interest Income	$139,678	$139,241	$157,827	$437	$(18,586)
Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.
The Corporate/Other line item in the table above primarily includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Legacy Sequoia entities. The $5 million decrease in net interest income from Corporate/Other during 2018 was primarily due to a higher average balance of long-term debt, as we issued $200 million of convertible notes in June 2018, and lower net interest income from consolidated Legacy Sequoia entities, as loans in these securitizations continued to pay down. The $4 million decrease in net interest income from Corporate/Other during 2017 was primarily due to a higher average balance of long-term debt, as we issued additional convertible debt in August 2017, and lower net interest income from consolidated Legacy Sequoia entities, as loans in these securitizations continued to pay down. Details regarding consolidated Legacy Sequoia entities are included in the "Results of Consolidated Legacy Sequoia Entities" section that follows.
The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at December 31, 2018.
Table 8 – Interest Expense — Specific Borrowing Costs

December 31, 2018	Residential Loans Held-for-Sale	Single-Family Rental Loans	Residential Bridge Loans	Residential Securities
Asset yield	4.88%	5.90%	9.15%	4.83%
Short-term debt yield	4.10%	4.77%	5.20%	3.47%
Net Spread	0.78%	1.13%	3.95%	1.36%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.

Results of Operations by Segment
We report on our business using two distinct segments: Investment Portfolio and Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For additional information on our segments, refer to Note 23 in Part II, Item 8 and Part I, Item 1 of this Annual Report on Form 10-K. The following table presents the segment contribution from our two segments reconciled to our consolidated net income for the years ended December 31, 2018, 2017, and 2016.
Table 9 – Segment Results Summary

	Years Ended December 31,			Changes
(In Thousands)	2018	2017	2016	'18/'17	'17/'16
Segment Contribution from:
Investment Portfolio	$156,180	$185,671	$188,077	$(29,491)	$(2,406)
Mortgage Banking	48,167	44,311	35,111	3,856	9,200
Corporate/Other	(84,747)	(89,576)	(91,936)	4,829	2,360
Net Income	$119,600	$140,406	$131,252	$(20,806)	$9,154
The following sections provide a detailed discussion of the results of operations at each of our two business segments for the years ended December 31, 2018, 2017, and 2016.
The $5 million improvement from Corporate/Other in 2018 primarily resulted from lower variable compensation expense commensurate with lower GAAP earnings, as well as higher earnings from our consolidated Legacy Sequoia entities in 2018. This improvement was partially offset by an increase in interest expense related to a higher average balance of convertible debt outstanding during 2018. Details regarding consolidated Legacy Sequoia entities are included in the "Results of Consolidated Legacy Sequoia Entities" section that follows.
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
Investment Portfolio Segment

Our Investment Portfolio segment is where we hold our housing-focused credit-sensitive investments in residential mortgage loans, mortgage-backed securities, and related assets. Our portfolio is primarily comprised of prime jumbo residential mortgage loans financed through the FHLBC, mortgage-backed securities collateralized by both residential and multifamily mortgages, and business purpose residential loans, which are mortgage loans to investors in residential properties.
GAAP accounting rules require us to consolidate certain securitization entities in which we hold subordinate interests and have either sponsored or hold certain control rights. While our economic interest is only in the subordinate securities we own in these entities, we present the loans and associated debt (Asset-backed securities issued) of these entities on our balance sheet. During 2018, we consolidated several such entities that we invested in.
For segment reporting purposes, certain of our Sequoia senior trading securities were included in our Mortgage Banking segment in 2016. As such, they are excluded from any amounts and tables in this section and may not agree with similarly titled amounts and tables in our consolidated financial statements and footnotes.

The following table presents the components of segment contribution for the Investment Portfolio segment for the years ended December 31, 2018, 2017, and 2016.
Table 10 – Investment Portfolio Segment Contribution

	Years Ended December 31,			Changes
(In Thousands)	2018	2017	2016	'18/'17	'17/'16
Interest income	$304,636	$188,760	$192,200	$115,876	$(3,440)
Interest expense	(149,139)	(36,690)	(22,997)	(112,449)	(13,693)
Net interest income	155,497	152,070	169,203	3,427	(17,133)
Reversal of provision for loan losses	—	—	7,102	—	(7,102)
Net Interest Income after Provision	155,497	152,070	176,305	3,427	(24,235)
Non-interest income
Investment fair value changes, net	(24,693)	18,414	(24,367)	(43,107)	42,781
Other income, net	12,433	12,436	20,691	(3)	(8,255)
Realized gains, net	27,041	14,107	27,717	12,934	(13,610)
Total non-interest income, net	14,781	44,957	24,041	(30,176)	20,916
Direct operating expenses	(10,357)	(6,028)	(10,421)	(4,329)	4,393
Segment contribution before income taxes	159,921	190,999	189,925	(31,078)	1,074
Provision for income taxes	(3,741)	(5,328)	(1,848)	1,587	(3,480)
Total Segment Contribution	$156,180	$185,671	$188,077	$(29,491)	$(2,406)
The following table presents our primary portfolios of investment assets in our Investment Portfolio segment at December 31, 2018 and December 31, 2017.
Table 11 – Investment Portfolio

(In Thousands)	December 31, 2018	December 31, 2017	Change
Residential loans held-for-investment at Redwood	$2,383,932	$2,434,386	$(50,454)
Residential loans held-for-investment at Sequoia Choice (1)	2,079,382	620,062	1,459,320
Residential loans held-for-investment at Freddie Mac SLST (1)	1,222,669	—	1,222,669
Residential bridge loans held-for-investment	112,798	—	112,798
Multifamily loans held-for-investment at Freddie Mac K-Series (1)	2,144,598	—	2,144,598
Residential securities	1,023,415	1,152,485	(129,070)
Multifamily securities	429,079	324,025	105,054
Other investments	427,764	63,598	364,166
Other assets	270,356	149,317	121,039
Total Assets at Investment Portfolio	$10,093,993	$4,743,873	$5,229,081

(1)
Our economic investment in the consolidated Sequoia Choice entities at December 31, 2018 and December 31, 2017 was $196 million and $78 million, respectively. Our economic investment in the consolidated Freddie Mac SLST entity and Freddie Mac K-Series entities at December 31, 2018 was $230 million and $126 million, respectively. For additional details on our Choice, Freddie Mac SLST and multifamily loans, see the subsections titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio," "Residential Loans Held-for-Investment at Freddie Mac SLST Portfolio," and "Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio" that follow.

Overview
During 2018, the increase in our total investment portfolio was primarily attributable to the deployment of $810 million of capital into new residential and multifamily investments, further diversifying our exposure to housing credit, including investments in excess servicing off of seasoned non-Agency securitizations and re-performing loan securities. We also continued our focus on optimizing our investment portfolio by selling assets that had appreciated in value with lower current yields, and redeployed capital into higher-yielding opportunities. During 2018, we consolidated $1.78 billion of residential Sequoia Choice loans from securitizations we completed, as well as $1.21 billion of re-performing residential loans and $2.10 billion of multifamily loans in connection with our investment in Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively. Increases in interest income and gains from capital deployment and optimization in 2018 were more than offset by negative investment fair value changes, which were primarily driven by credit spread widening in the fourth quarter of 2018. Despite this recent credit spread widening, cash flows and credit fundamentals in our portfolio remain strong, benefiting from continued stability in the general economy and in housing.
Net Interest Income
Net interest income from our Investment Portfolio primarily includes interest income from our securities and residential loans held-for-investment, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Investment Portfolio segment by investment type for the years ended December 31, 2018, 2017, and 2016.
Table 12 – Net Interest Income ("NII") from Investment Portfolio

	Years Ended December 31,			Changes
(In Thousands)	2018	2017	2016	'18/'17	'17/'16
Net interest income from:
Residential securities	$75,358	$74,020	$67,210	$1,338	$6,810
Multifamily securities	7,089	6,137	2,255	952	3,882
HFI residential loans at Redwood	53,001	69,201	73,560	(16,200)	(4,359)
HFI residential loans at Sequoia Choice	9,876	858	—	9,018	858
HFI residential bridge loans	2,605	—	—	2,605	—
HFI residential loans at Freddie Mac SLST	1,297	—	—	1,297	—
HFI multifamily loans at Freddie Mac K-Series	1,337	—	—	1,337	—
Commercial mezzanine loans	—	345	25,168	(345)	(24,823)
Other interest income	4,934	1,509	1,010	3,425	499
NII from Investment Portfolio	$155,497	$152,070	$169,203	$3,427	$(17,133)

Supplemental information:
Hedge interest expense, net	$(1,437)	$(13,297)	$(9,117)	$11,860	$(4,180)
The increase in net interest income from our Investment Portfolio segment during 2018 was primarily due to higher net interest income from net capital deployment in 2018, as well as higher overall yields from portfolio optimization. These increases were partially offset by lower net interest income from residential loans held-for-investment at Redwood, which decreased primarily as a result of higher interest costs from rising benchmark rates during 2018.
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

The table above also presents supplemental information about interest income (expense) from hedges that we use to manage interest rate risk in our investment portfolio, which are a component of Investment fair value changes, net on our consolidated statements of income. On a combined basis, net interest income in our investment portfolio segment plus income (expense) from hedges used to manage interest rate risk in our investment portfolio increased in 2018.
Investment fair value changes, net
Market valuation changes included in Investment fair value changes, net, result from changes in the fair value of investments and their associated hedges, generally due to changes in market interest rates, changes in credit spreads, and reductions in the basis of investments due to changes in principal balances. See Note 20 of our Notes to Consolidated Financial Statements in Part I, Item I of this Annual Report on Form 10-K for additional detail regarding the components of Investment fair value changes, net presented on our consolidated statements of income.
The following table presents the components of investment fair value changes for our Investment Portfolio segment by investment type for the years ended December 31, 2018, 2017, and 2016. Each line item is comprised of market valuation gains and losses for the underlying investments as well as their associated interest rate hedges, exclusive of net hedge interest expense, which is presented separately.
Table 13 – Investment Portfolio Fair Value Changes, Net by Investment Type

	Years Ended December 31,			Changes
(In Thousands)	2018	2017	2016	'18/'17	'17/'16
Market valuation changes:
Residential loans held-for-investment at Redwood	$(17,017)	$(4,261)	$(23,901)	$(12,756)	$19,640
Residential bridge loans held-for-investment	(29)	—	—	(29)	—
Net investments in Sequoia Choice entities (1)	443	(323)	—	766	(323)
Net investments in Freddie Mac SLST entity (1)	1,271	—	—	1,271	—
Net investments in Freddie Mac K-Series entities (1)	931	—	—	931	—
Residential trading securities	(13,407)	21,581	7,396	(34,988)	14,185
Commercial/Multifamily trading securities	3,954	17,208	2,774	(13,254)	14,434
Servicer advance investments	(701)	—	—	(701)	—
Excess MSRs	1,823	—	—	1,823	—
Hedge interest expense, net	(1,437)	(13,297)	(9,117)	11,860	(4,180)
Other valuation changes	(524)	(2,494)	(1,519)	1,970	(975)
Investment Fair Value Changes, Net	$(24,693)	$18,414	$(24,367)	$(43,107)	$42,781

(1)
Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our retained investments (senior and subordinate securities) at the consolidated VIEs.

For 2018, the negative investment fair value changes primarily resulted from credit spread widening that occurred in the fourth quarter, impacting both our residential loans and residential trading securities. These decreases were partially offset by overall spread tightening on our multifamily securities during 2018 as well as a lower negative impact from the change in basis of our investments from principal payments in 2018, as premiums on loans and securities generally decreased in 2018 due to rising benchmark interest rates.
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

Other Income, net
The following table presents the components of Other income, net for our investment portfolio and for Redwood in total for the years ended December 31, 2018, 2017, and 2016.
Table 14 – Other Income, net

	Years Ended December 31,			Changes
(In Thousands)	2018	2017	2016	'18/'17	'17/'16
MSR income, net	$7,076	$7,860	$14,353	$(768)	$(6,493)
Risk share income	3,613	3,194	4,952	419	(1,758)
FHLBC capital stock dividend	1,763	1,382	1,118	381	264
Other	(19)	—	268	(19)	(268)
Other Income, Net from Investment Portfolio	12,433	12,436	20,691	13	(8,255)
Equity investment earnings (1)	441	—	—	441	—
Other Income, Net	$12,874	$12,436	$20,691	$454	$(8,255)

(1)	Equity investment earnings represents our share of earnings related to our investment in 5 Arches and is included in our Corporate/Other segment.
Realized Gains, net
During the years ended December 31, 2018, 2017, and 2016, we realized gains of $27 million, $14 million, and $28 million, primarily from the sale of $144 million, $90 million, and $253 million of AFS securities, respectively.
Direct Operating Expenses and Provision for Income Taxes
The increase in operating expenses at our Investment Portfolio segment for 2018 was primarily related to additional personnel added to support our new business initiatives as well as initial set-up costs associated with certain new investments we made in 2018. We began disposing of our conforming MSRs in 2016 and had disposed of substantially all of them by the end of 2017, which primarily drove the decrease in operating expenses from 2016 to 2017.
The provision for income taxes at our Investment Portfolio segment in 2018 and 2017 resulted from GAAP income earned at our TRS during those periods, primarily from MSRs and certain securities we hold at our TRS. For 2018, the decrease in the tax provision primarily resulted from decreased GAAP mark-to-market gains on securities held at our TRS in this segment. For additional detail on income taxes, see the "Tax Provision and Taxable Income" section that follows.

Residential Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the years ended December 31, 2018 and 2017.
Table 15 – Residential Loans Held-for-Investment at Redwood - Activity

	Years Ended December 31,
(In Thousands)	2018	2017
Fair value at beginning of period	$2,434,386	$2,261,016
Transfers between portfolios (1)	269,883	500,887
Principal repayments	(290,327)	(322,187)
Changes in fair value, net	(30,010)	(5,330)
Fair Value at End of Period	$2,383,932	$2,434,386

(1)	Represents the net transfers of loans into our Investment Portfolio segment from our Mortgage Banking segment and their reclassification from held-for-sale to held-for-investment.
The decrease in the balance of loans held-for-investment during 2018 was primarily due to principal repayments and a decrease in fair value of the loans during this period, resulting from rising benchmark interest rates and credit spread widening. As our loans held-for-investment are generally fixed-rate and sensitive to changes in interest rates, we utilize various interest rate derivatives to hedge our interest rate risk for these investments. As a result of rising interest rates during the year ended December 31, 2018, interest rate derivatives associated with these investments increased in value by $13 million.
At December 31, 2018, $2.38 billion of loans were held by our FHLB-member subsidiary and financed with $2.00 billion of borrowings from the FHLBC. In connection with these borrowings, our FHLB-member subsidiary is required to hold $43 million of FHLB stock.
At December 31, 2018, the weighted average maturity of these FHLB borrowings was approximately seven years and they had a weighted average cost of 2.52% per annum. While the interest costs on these borrowings is variable and resets every 13 weeks, we utilize various interest rate derivative instruments to hedge our interest rate risk in this portfolio.
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
The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at December 31, 2018.
Table 16 – Characteristics of Residential Real Estate Loans Held-for-Investment at Redwood

December 31, 2018
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$2,020,786	4.14%
Fixed - 15, 20, & 25 year	60,979	3.67%
Hybrid	303,565	4.23%
Total Outstanding Principal	$2,385,330
The outstanding loans held-for-investment at Redwood at December 31, 2018 were prime-quality, first-lien loans, of which 96% were originated between 2013 and 2018 and 4% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 768 (at origination) and the weighted average loan-to-value ("LTV") ratio was 66% (at origination). At December 31, 2018, two of these loans with an aggregate unpaid principal balance of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure.

Residential Bridge Loans Held-for-Investment at Redwood Portfolio
The outstanding residential bridge loans held-for-investment at December 31, 2018 were acquired in 2018 and comprised of first-lien, fixed-rate, interest-only loans with a weighted average coupon of 9.16% and original maturities of 6 to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 698, the weighted average LTV ratio of these loans was 76%, and the estimated rehabilitated LTV ratio was 59%. At December 31, 2018, of the 157 loans in this portfolio, seven of these loans with an aggregate unpaid principal balance of $12 million were greater than 90 days delinquent and none of these loans were in foreclosure.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type in our Investment Portfolio segment for the years ended December 31, 2018 and 2017.
Table 17 – Real Estate Securities Activity by Collateral Type

Year Ended December 31, 2018	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$249,838	$331,452	$571,195	$324,025	$1,476,510
Transfers	—	—	—	(17,181)	(17,181)
Acquisitions
Sequoia securities	29,968	14,204	7,739	—	51,911
Third-party securities	78,868	54,675	250,503	225,521	609,567
Sales
Sequoia securities	—	(54,743)	(16,953)	—	(71,696)
Third-party securities	(67,333)	(114,222)	(248,957)	(79,741)	(510,253)
Gains on sales and calls, net	16,973	4,354	5,714	—	27,041
Effect of principal payments (1)	(35,410)	(8,896)	(9,545)	(28,051)	(81,902)
Change in fair value, net	(26,619)	(8,677)	(713)	4,506	(31,503)
Ending Fair Value (2)	$246,285	$218,147	$558,983	$429,079	$1,452,494

Year Ended December 31, 2017	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$259,092	$315,397	$352,180	$91,770	$1,018,439
Transfers	—	—	—	—	—
Acquisitions
Sequoia securities	14,524	51,797	13,341	—	79,662
Third-party securities	32,681	83,791	247,183	237,143	600,798
Sales
Sequoia securities	—	(42,304)	—	—	(42,304)
Third-party securities	(13,635)	(102,062)	(54,467)	(15,858)	(186,022)
Gains on sales and calls, net	5,327	5,176	3,604	—	14,107
Effect of principal payments (1)	(36,605)	(18,279)	(11,815)	(5,066)	(71,765)
Change in fair value, net	(11,546)	37,936	21,169	16,036	63,595
Ending Fair Value	$249,838	$331,452	$571,195	$324,025	$1,476,510

(1)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

(2)
At December 31, 2018, excludes $194 million of securities retained from our consolidated Sequoia Choice securitizations as well as $229 million and $126 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively. For additional details on our Choice and multifamily loans, see the subsections titled "Residential Loans at Sequoia Choice Investment Portfolio," "Residential Loans at Freddie Mac SLST Investment Portfolio," and "Multifamily Loans at Freddie Mac K-Series Investment Portfolio" that follow.

At December 31, 2018, our securities consisted of fixed-rate assets (74%), adjustable-rate assets (20%), hybrid assets that reset within the next year (5%), and hybrid assets that reset between 12 and 36 months (1%). For the portions of our securities portfolio that are sensitive to changes in interest rates, we seek to minimize this interest rate risk by using various derivative instruments.
We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our residential securities that were financed with repurchase debt at December 31, 2018.
Table 18 – Real Estate Securities Financed with Repurchase Debt

December 31, 2018	Real Estate Securities (1)	Repurchase Debt	Allocated Capital	Weighted Average Price (2)	Financing Haircut (3)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Senior	$147,861	$(132,937)	$14,924	$99	10%
Mezzanine (4)	368,659	(311,253)	57,406	97	16%
Subordinate (5)	257,925	(185,043)	72,882	74	28%
Total Residential Securities	774,445	(629,233)	145,212	88	19%
Multifamily Securities (6)	446,600	(359,657)	86,943	94	19%
Total	$1,221,045	$(988,890)	$232,155

(1)	Amounts represent carrying value of securities, which are held at GAAP fair value.

(2)	GAAP fair value per $100 of principal.

(3)	Allocated capital divided by GAAP fair value.

(4)	Includes $130 million and $53 million of securities we owned that were issued by consolidated Sequoia Choice and Freddie Mac SLST securitizations, respectively.

(5)	Includes $176 million of securities we owned that were issued by the consolidated Freddie Mac SLST securitization.

(6)	Includes $18 million of securities we owned that were issued by consolidated Freddie Mac K-Series securitizations.
At December 31, 2018, we had short-term debt incurred through repurchase facilities of $989 million, which was secured by $1.22 billion of real estate securities. The remaining $780 million of our securities, including certain securities we own that were issued by consolidated Sequoia Choice and Freddie Mac K-Series securitization entities, were financed with capital. Our repo borrowings were made under facilities with nine different counterparties, and the weighted average cost of funds for these facilities during 2018 was approximately 3.21%.
At December 31, 2018, the credit performance on the securities we financed through repurchase facilities continued to perform in line with, or better than our expectations. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.
The majority of the $148 million of senior securities noted in the table above are supported by seasoned residential loans originated prior to 2008. The $369 million of mezzanine securities financed through repurchase facilities at December 31, 2018, primarily carry investment grade credit ratings and are supported by residential loans originated between 2012 and 2018. The majority of the loans underlying these securities have experienced minimal delinquencies to date. The $447 million of multifamily securities financed through repurchase facilities at December 31, 2018 primarily carry investment grade credit ratings with 7%-8% of structural credit enhancement.

The following table presents our real estate securities at December 31, 2018 and December 31, 2017, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, mezzanine, and subordinate). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 19 – Real Estate Securities by Vintage and Type

December 31, 2018	Sequoia 2012-2018	Third Party 2013-2018	Agency CRT 2013-2018	Third Party <=2008	Total Residential Securities	Multifamily 2015-2018	Total Real Estate Securities
(In Thousands)

Senior (1)	$61,179	$96,069	$—	$89,037	$246,285	$—	$246,285
Mezzanine (2)	99,977	118,170	—	—	218,147	429,079	647,226
Subordinate (1)	130,271	174,879	237,841	15,992	558,983	—	558,983
Total Securities (3)	$291,427	$389,118	$237,841	$105,029	$1,023,415	$429,079	$1,452,494

December 31, 2017	Sequoia 2012-2017	Third Party 2012-2017	Agency CRT 2013-2017	Third Party <=2008	Total Residential Securities	Multifamily 2015-2017	Total Real Estate Securities
(In Thousands)

Senior (1)	$33,773	$33,517	$—	$182,548	$249,838	$—	$249,838
Mezzanine (2)	147,466	183,985	—	—	331,451	324,025	655,476
Subordinate (1)	139,442	108,455	300,713	22,586	571,196	—	571,196
Total Securities (3)	$320,681	$325,957	$300,713	$205,134	$1,152,485	$324,025	$1,476,510

(1)
At December 31, 2018 and December 31, 2017, senior Sequoia and third-party securities included $82 million and $70 million of IO securities, respectively. At December 31, 2018 and December 31, 2017, subordinate third-party securities included $26 million and $12 million of IO securities, respectively. Our interest-only securities included $43 million and $15 million of A-IO-S securities at December 31, 2018 and December 31, 2017, respectively, which are securities we retained from certain of our Sequoia securitizations that represent certificated servicing strips and therefore may be negatively impacted by the operating and funding costs related to servicing the associated securitized mortgage loans.

(2)	Mezzanine primarily includes securities initially rated AA through BBB- and issued in 2012 or later.

(3)
Excludes $194 million and $78 million of securities retained from our consolidated Sequoia Choice securitizations at December 31, 2018 and December 31, 2017, respectively. At December 31, 2018, excludes $229 million and $126 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively. For GAAP purposes we consolidated $5.45 billion of loans and $4.90 billion of non-recourse ABS debt associated with these securities.

The following tables present the components of the interest income we earned on AFS securities for the years ended December 31, 2018, 2017, and 2016.
Table 20 – Interest Income — AFS Securities

Year Ended December 31, 2018					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$6,290	$8,174	$14,464	$106,304	5.92%	7.69%	13.61%
Mezzanine	1,999	838	2,837	47,414	4.22%	1.77%	5.99%
Subordinate	11,341	5,086	16,427	148,416	7.64%	3.43%	11.07%
Total AFS Securities	$19,630	$14,098	$33,728	$302,134	6.50%	4.67%	11.16%

Year Ended December 31, 2017					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$8,361	$11,176	$19,537	$153,619	5.44%	7.28%	12.71%
Mezzanine	4,860	2,215	7,075	123,571	3.93%	1.79%	5.72%
Subordinate	11,368	5,404	16,772	153,205	7.42%	3.53%	10.95%
Total AFS Securities	$24,589	$18,795	$43,384	$430,395	5.71%	4.37%	10.08%

Year Ended December 31, 2016					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$11,255	$17,820	$29,075	$222,379	5.06%	8.01%	13.07%
Mezzanine	7,260	2,686	9,946	184,602	3.93%	1.46%	5.39%
Subordinate	9,621	5,747	15,368	123,376	7.80%	4.66%	12.46%
Total AFS Securities	$28,136	$26,253	$54,389	$530,357	5.31%	4.95%	10.26%
Residential Loans Held-for-Investment at Sequoia Choice Portfolio

During 2017 and 2018, we issued six securitizations primarily comprised of expanded-prime Choice loans that we consolidate for financial reporting purposes in accordance with GAAP. These entities are independent of Redwood and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia Choice entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At December 31, 2018, our economic investment in the consolidated Sequoia Choice entities had an estimated fair value of $196 million, and was comprised of retained senior and subordinate securities.
The following tables present the statements of income for the years ended December 31, 2018, 2017, and 2016 and the balance sheets of the consolidated Sequoia Choice entities at December 31, 2018 and December 31, 2017. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 21 – Consolidated Sequoia Choice Entities Statements of Income

	Years Ended December 31,			Changes
(In Thousands)	2018	2017	2016	'18/'17	'17/'16
Interest income	$69,645	$5,133	$—	$64,512	$5,133
Interest expense	(59,769)	(4,275)	—	(55,494)	(4,275)
Net interest income	9,876	858	—	9,018	858
Investment fair value changes, net	444	(323)	—	767	(323)
Net Income from Consolidated Sequoia Choice Entities	$10,320	$535	$—	$9,785	$535

Table 22 – Consolidated Sequoia Choice Entities Balance Sheets

(In Thousands)	December 31, 2018	December 31, 2017
Residential loans, held-for-investment, at fair value	$2,079,382	$620,062
Other assets	10,010	2,528
Total Assets	$2,089,392	$622,590
Other liabilities	$8,202	$2,035
Asset-backed securities issued, at fair value	1,885,010	542,140
Total liabilities	1,893,212	544,175
Equity (fair value of Redwood's retained investments in entities)	196,180	78,415
Total Liabilities and Equity	$2,089,392	$622,590
The following table presents residential loan activity at the consolidated Sequoia Choice entities for the years ended December 31, 2018 and 2017.
Table 23 – Residential Loans Held-for-Investment at Sequoia Choice - Activity

	Years Ended December 31,
(In Thousands)	2018	2017
Balance at beginning of period	$620,062	$—
New securitization issuance	1,777,229	645,689
Principal repayments	(305,252)	(20,600)
Changes in fair value, net	(12,657)	(5,027)
Balance at End of Period	$2,079,382	$620,062
During the years ended December 31, 2018 and 2017, we had transfers of $1.78 billion and $646 million of consolidated Sequoia Choice loans, respectively, from our Mortgage Banking segment to our Investment Portfolio segment. The outstanding loans held-for-investment at our Sequoia Choice entities at December 31, 2018 were primarily comprised of prime-quality, first-lien, 30-year, fixed-rate loans originated in 2017 and 2018. The gross weighted average coupon of these loans was 4.73%, the weighted average FICO score of borrowers backing these loans was 744 (at origination) and the weighted average original LTV ratio was 75% (at origination). At December 31, 2018, three of these loans with an aggregate unpaid principal balance of $2 million were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
Residential Loans Held-for-Investment at Freddie Mac SLST Portfolio

During the fourth quarter of 2018, we invested in certain subordinate securities backed by a pool of seasoned re-performing residential mortgage loans that were issued by a Freddie Mac SLST securitization entity and we were required to consolidate this entity for financial reporting purposes in accordance with GAAP. This entity is independent of Redwood and the assets and liabilities of this entity are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Freddie Mac SLST entity at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitization, in accordance with GAAP provisions for collateralized financing entities. At December 31, 2018, our economic investment in the consolidated Freddie Mac SLST entity had an estimated fair value of $230 million, and was comprised of subordinate securities.

The following tables present the statements of income for the years ended December 31, 2018, 2017, and 2016 and the balance sheets of the consolidated Freddie Mac SLST entity at December 31, 2018 and December 31, 2017. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 24 – Consolidated Freddie Mac SLST Entity Statements of Income

	Years Ended December 31,			Changes
(In Thousands)	2018	2017	2016	'18/'17	'17/'16
Interest income	$4,453	$—	$—	$4,453	$—
Interest expense	(3,156)	—	—	(3,156)	—
Net interest income	1,297	—	—	1,297	—
Investment fair value changes, net	1,271	—	—	1,271	—
Net Income from Consolidated Freddie Mac SLST Entity	$2,568	$—	$—	$2,568	$—
Table 25 – Consolidated Freddie Mac SLST Entity Balance Sheets

(In Thousands)	December 31, 2018	December 31, 2017
Residential loans, held-for-investment, at fair value	$1,222,669	$—
Other assets	3,926	—
Total Assets	$1,226,595	$—
Other liabilities	$2,907	$—
Asset-backed securities issued, at fair value	993,748	—
Total liabilities	996,655	—
Equity (fair value of Redwood's investments in entity)	229,940	—
Total Liabilities and Equity	$1,226,595	$—
The following table presents residential loan activity at the consolidated Freddie Mac SLST entity for the years ended December 31, 2018 and 2017.
Table 26 – Residential Loans Held-for-Investment at Freddie Mac SLST - Activity

	Years Ended December 31,
(In Thousands)	2018	2017
Balance at beginning of period	$—	$—
Consolidation of residential loans held in securitization trust	1,206,645	—
Principal repayments	(5,272)	—
Changes in fair value, net	21,296	—
Balance at End of Period	$1,222,669	$—
The outstanding re-performing and non-performing residential loans held-for-investment at the Freddie Mac SLST entity at December 31, 2018 were first-lien, fixed- or step-rate loans that have been modified. At securitization, in December 2018, the weighted average FICO score of borrowers backing these loans was 598 and the weighted average LTV ratio of these loans was 68%. At December 31, 2018, 306 of these loans with an aggregate unpaid principal balance of $51 million were greater than 90 days delinquent and none of these loans were in foreclosure. Due to the credit profile of re-performing and non-performing loans, our investment in the subordinate securities issued by the Freddie Mac SLST entity was made based on an expectation of defaults and credit losses that will occur on the underlying pool of residential mortgage loans, which was reflected in our purchase price yield. At December 31, 2018, delinquencies and credit losses in the portfolio were in line with our expectations.

Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio

During the third and fourth quarters of 2018, we invested in certain subordinate securities issued by Freddie Mac K-Series securitization entities and were required to consolidate these entities for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Freddie Mac K-Series entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At December 31, 2018, our economic investment in the consolidated Freddie Mac K-Series entities had an estimated fair value of $126 million, and was comprised of subordinate securities.
The following tables present the statements of income for the years ended December 31, 2018, 2017, and 2016 and the balance sheets of the consolidated Freddie Mac K-Series entities at December 31, 2018 and December 31, 2017. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 27 – Consolidated Freddie Mac K-Series Entities Statements of Income

	Years Ended December 31,			Changes
(In Thousands)	2018	2017	2016	'18/'17	'17/'16
Interest income	$21,322	$—	$—	$21,322	$—
Interest expense	(19,985)	—	—	(19,985)	—
Net interest income	1,337	—	—	1,337	—
Investment fair value changes, net	931	—	—	931	—
Net Income from Consolidated Freddie Mac K-Series Entities	$2,268	$—	$—	$2,268	$—
Table 28 – Consolidated Freddie Mac K-Series Entities Balance Sheets

(In Thousands)	December 31, 2018	December 31, 2017
Multifamily loans, held-for-investment, at fair value	$2,144,598	$—
Other assets	6,595	—
Total Assets	$2,151,193	$—
Other liabilities	$6,239	$—
Asset-backed securities issued, at fair value	2,019,075	—
Total liabilities	2,025,314	—
Equity (fair value of Redwood's investments in entities)	125,879	—
Total Liabilities and Equity	$2,151,193	$—
The following table presents multifamily loan activity at the consolidated Freddie Mac K-Series entities for the years ended December 31, 2018 and 2017.
Table 29 – Multifamily Loans Held-for-Investment at Freddie Mac K-Series - Activity

	Years Ended December 31,
(In Thousands)	2018	2017
Balance at beginning of period	$—	$—
Consolidation of multifamily loans held in securitization trusts	2,099,916	—
Principal repayments	(1,873)	—
Changes in fair value, net	46,555	—
Balance at End of Period	$2,144,598	$—

The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entities at December 31, 2018 were first lien, fixed-rate loans that were originated in 2015 and 2016 and had original loan terms of seven to ten years and an original weighted average LTV ratio of 69%. At December 31, 2018, the weighted average coupon of these loans was 4.16% and the weighted average loan term was seven years. At December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.
Mortgage Servicing Rights Portfolio
Our MSRs are held and managed at our taxable REIT subsidiary and typically are acquired together with loans from originators and then separately recognized under GAAP when the MSR is retained and the associated loan is sold to a third party or transferred to a Sequoia residential securitization sponsored by us that meets the GAAP criteria for sale. In addition, in the past we have also purchased MSRs on a flow basis from third-parties that sold the associated loans directly to the Agencies. Although we own the rights to service loans, we contract with sub-servicers to perform these activities. Our receipt of MSR income is not subject to any covenants other than customary performance obligations associated with servicing residential loans. If a sub-servicer we contract with was to fail to perform these obligations, our servicing rights could be terminated and we would evaluate our MSR asset for impairment at that time.
The following table provides the activity for MSRs by portfolio for the years ended December 31, 2018 and 2017.
Table 30 – MSR Activity by Portfolio

	Years Ended December 31,
(In Thousands)	2018	2017
Balance at beginning of period	$63,598	$118,526
Additions
MSRs retained from Sequoia securitizations	—	7,123
MSRs retained from third-party loan sales	328	263
Purchased MSRs	—	640
Sold MSRs	(1,077)	(52,788)
Market valuation adjustments	(2,568)	(10,166)
Balance at End of Period	$60,281	$63,598
The following table presents characteristics of our MSR investments and their associated loans at December 31, 2018.
Table 31 – Characteristics of MSR Investments Portfolio

(Dollars in Thousands)	December 31, 2018
Unpaid principal balance	$4,933,864
Fair value of MSRs	$60,281
MSR values as percent of unpaid principal balance	1.22%
Gross cash yield (1)	0.28%
Number of loans	7,545
Average loan size	$654
Average coupon	3.96%
Average loan age (months)	54
Average original loan-to-value	67%
Average original FICO score	771
60+ day delinquencies	0.10%

(1)
Gross cash yield is calculated by dividing the gross servicing fees we received for the year ended December 31, 2018, by the weighted average notional balance of loans associated with MSRs we owned during the year.

At December 31, 2018, nearly all of our MSRs were comprised of base MSRs and within this portfolio we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At both December 31, 2018 and December 31, 2017, we had $1 million of servicer advances outstanding related to our MSRs, which are presented in Other assets on our consolidated balance sheets.
Servicing Investments
In December 2018, we invested in servicer advances and excess MSRs associated with legacy RMBS (See Note 10 to our Consolidated Financial Statements for additional information). At December 31, 2018, our servicer advance investments and excess MSRs associated with this investment had a carrying value of $300 million and $12 million, respectively. The following table presents characteristics of the residential mortgage loans underlying these investments at December 31, 2018.
Table 32 – Characteristics of Servicing Investments

(Dollars in Thousands)	December 31, 2018
Unpaid principal balance	$8,047,120
Number of loans	38,422
Average loan size	$209
Average coupon	5.02%
Average loan age (months)	160
Average original loan-to-value	94%
Average original FICO score	701
60+ day delinquencies (1)	10.75%

(1)	Includes unpaid principal balance of $513 million, or 6% of total portfolio, of loans in foreclosure or transferred to REO.
Mortgage Banking Segment
Our Mortgage Banking segment primarily consists of operating a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale, securitization, or transfer to our investment portfolio. We typically acquire prime, jumbo mortgage loans from our network of loan sellers and in 2018 we also began to acquire business purpose residential loans from our affiliate, 5 Arches.
During 2018, we only acquired a small number of business purpose residential loans and they did not have a significant impact on our mortgage banking results. We expect to continue to aggregate business purpose residential loans in the future and will seek to securitize the loans, once sufficient scale is achieved, and market conditions are permissible.

The following table presents the components of segment contribution for the Mortgage Banking segment for the years ended December 31, 2018, 2017, and 2016. Beginning in the third quarter of 2018, this segment includes our single-family rental business purpose residential loans.
Table 33 – Mortgage Banking Segment Contribution

	Years Ended December 31,			Changes
(In Thousands)	2018	2017	2016	'18/'17	'17/'16
Interest income
Loans	$53,054	$39,309	$33,089	$13,745	$6,220
Sequoia securities	—	—	572	—	(572)
Total interest income	53,054	39,309	33,661	13,745	5,648
Interest expense	(28,934)	(17,369)	(14,191)	(11,565)	(3,178)
Net interest income	24,120	21,940	19,470	2,180	2,470
Mortgage banking activities, net	59,566	53,908	40,753	5,658	13,155
Direct operating expenses	(28,172)	(25,113)	(23,252)	(3,059)	(1,861)
Segment contribution before income taxes	55,514	50,735	36,971	4,779	13,764
Provision for income taxes	(7,347)	(6,424)	(1,860)	(923)	(4,564)
Segment Contribution	$48,167	$44,311	$35,111	$3,856	$9,200
The following tables provide the activity of unsecuritized residential loans during the years ended December 31, 2018 and 2017.
Table 34 – Residential Loans Held-for-Sale — Activity

	Years Ended December 31,
	2018			2017
(In Thousands)	Select	Choice	Total	Select	Choice	Total
Balance at beginning of period	$1,101,356	$326,589	$1,427,945	$765,058	$70,341	$835,399
Acquisitions	4,833,326	2,300,232	7,133,558	4,503,674	1,237,977	5,741,651
Sales	(5,149,243)	(277,061)	(5,426,304)	(3,866,053)	(116,631)	(3,982,684)
Transfers between portfolios (1)	(29,965)	(2,017,129)	(2,047,094)	(286,676)	(859,900)	(1,146,576)
Principal repayments	(46,744)	(20,945)	(67,689)	(42,252)	(11,222)	(53,474)
Changes in fair value, net	7,463	20,922	28,385	27,605	6,024	33,629
Balance at End of Period	$716,193	$332,608	$1,048,801	$1,101,356	$326,589	$1,427,945

(1)
Represents the net transfers of loans out of our Mortgage Banking segment into our Investment Portfolio segment and their reclassification from held-for-sale to held-for-investment. Includes $1.78 billion and $646 million of Choice loans securitized during the years ended December 31, 2018 and 2017, respectively, which were not treated as sales for GAAP purposes and continue to be reported on our consolidated balance sheets within our Investment Portfolio segment.

Overview
Segment contribution from our mortgage banking business increased during 2018, driven by higher loan purchase volume and consistent gross margins as compared to the prior year, despite declines in origination volume across the industry and an increasingly competitive landscape. During the year ended December 31, 2018, we purchased $7.13 billion of predominately prime residential jumbo loans, securitized $3.22 billion of jumbo Select loans that were accounted for as sales, and sold $2.21 billion of jumbo loans to third parties. Additionally, we transferred $1.78 billion of jumbo Choice loans that did not qualify for sales accounting treatment under GAAP to Sequoia securitization entities and we had net transfers of $270 million of loans to our Investment Portfolio segment that were financed with borrowings from the FHLBC. Our pipeline of loans identified for purchase at December 31, 2018 included $466 million of jumbo loans. During the fourth quarter of 2018, we reallocated capital from our mortgage banking business to our investment portfolio, leveraging operational changes that we expect will allow us to manage our mortgage banking business with less capital.

We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At December 31, 2018, we had $861 million of warehouse debt outstanding to fund our residential loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during 2018 was 3.66%. Jumbo loan warehouse capacity at December 31, 2018 totaled $1.43 billion across four separate counterparties and our business purpose residential loan warehouse capacity totaled $400 million across two separate counterparties, which should continue to provide sufficient liquidity to fund our residential mortgage banking operations in the near-term.
At December 31, 2018, we had 501 loan sellers, up from 451 at the end of 2017. This included 191 jumbo sellers and 310 sellers from various FHLB districts participating in the FHLB's MPF Direct program.
Net Interest Income
Net interest income from mortgage banking is primarily comprised of interest income earned on residential loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on our consolidated balance sheets.
For 2018 and 2017, the $2 million increase in net interest income for each of these years was primarily due to increased interest income from a higher average balance of loans held-for-sale each consecutive year. These increases were partially offset by higher interest expense on our residential loan warehouse facilities, resulting from rising benchmark interest rates during both 2017 and 2018.
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
Mortgage Banking Activities, Net
Mortgage banking activities, net, includes the changes in market value of both the loans we hold for sale and commitments for loans we intend to purchase (collectively, our loan pipeline), as well as the effect of derivative instruments we utilize to manage risks associated with our loan pipeline. Our loan sale profit margins are measured over the period from when we commit to purchase a loan and subsequently sell or securitize the loan. Accordingly, these profit margins may encompass positive or negative market valuation adjustments on loans, hedging gains or losses associated with our loan pipeline, and any other related transaction expenses, and may be realized over the course of one or more quarters for financial reporting purposes.
The following table presents the components of mortgage banking activities, net. Amounts presented include both the changes in market values for loans that were sold and associated derivative positions that were settled during the periods presented, as well as changes in market values of loans, derivatives and hedges outstanding at the end of each period.
Table 35 – Components of Mortgage Banking Activities, Net

	Years Ended December 31,			Changes
(In Thousands)	2018	2017	2016	'18/'17	'17/'16
Changes in fair value of:
Residential loans, at fair value (1)	$21,808	$69,373	$31,399	$(47,565)	$37,974
Single-family rental loans, at fair value	453	—	—	453	—
Sequoia securities	—	—	1,455	—	(1,455)
Risk management derivatives (2)	34,739	(17,529)	5,696	52,268	(23,225)
Other income, net (3)	2,566	2,064	2,203	502	(139)
Total Mortgage Banking Activities, Net	$59,566	$53,908	$40,753	$5,658	$13,155

(1)	Includes changes in fair value for loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of residential loans.

(3)	Amounts in this line include other fee income from loan acquisitions and the provision for repurchase expense, presented net.

The increase in mortgage banking activities, net in 2018 was primarily due to an increase in loan purchase volume on similar gross margins. We define gross margins as net interest income plus income from mortgage banking activities, divided by loan purchase commitments ("LPCs"). LPCs, adjusted for fallout expectations, were $6.44 billion and $5.89 billion for the years ended December 31, 2018 and 2017, respectively.
While our overall jumbo loan purchase volumes increased in 2018 relative to 2017, our purchase volumes peaked in the second quarter of 2018 and decreased each consecutive quarter of 2018. Lower projected industry-wide origination volumes and increased competition for loans could result in further volume decreases for us in 2019 and could also result in our gross margins decreasing. Returns on our mortgage banking business in 2019 will also be impacted by our ability to continue diversifying our loan distribution channels and improving distribution timelines. During 2019, we expect to continue reallocating capital from our mortgage banking business into our investment portfolio to optimize our overall returns.
At December 31, 2018, we had a repurchase reserve of $4 million outstanding related to residential loans sold through this segment. For the years ended December 31, 2018 and 2017, we recorded $0.3 million and $0.1 million of reversals of provision for repurchases, respectively, that were included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.
The following table details outstanding principal balances for residential loans held-for-sale by product type at December 31, 2018.
Table 36 – Characteristics of Residential Loans Held-for-Sale

December 31, 2018	Principal Value	Weighted Average Coupon
(Dollars in Thousands)
First Lien Prime
Fixed - 30 year	$934,054	4.91%
Fixed - 15 & 20 year	13,086	4.45%
Hybrid	87,144	4.46%
ARM	149	4.45%
Total Outstanding Principal	$1,034,433

Operating Expenses and Taxes
Operating expenses for this segment primarily include costs associated with the underwriting, purchase and sale of residential loans. Operating expenses increased $3 million during 2018, primarily related to an increase in loan acquisition costs associated with the increase in loan purchase volume in 2018, relative to 2017. Operating expenses increased $2 million during 2017, primarily related to the increase in loan purchase volume in 2017, as compared with 2016.
All mortgage banking activities are performed at our taxable REIT subsidiary and the provision for income taxes is generally correlated to the amount of this segment's contribution before income taxes in relation to the TRS's overall GAAP income and associated tax provision. For 2018, the increase in the tax provision primarily resulted from increased GAAP earnings at this segment. For additional detail on income taxes, see the "Tax Provision and Taxable Income" section that follows.
Single-Family Rental Loans Held-for-Sale
The $28 million of outstanding single-family rental loans held-for-sale December 31, 2018 were first-lien, fixed-rate loans with maturities of five, seven, or ten years. At December 31, 2018, the weighted average coupon of our single-family rental loans was 5.90% and the weighted average loan term was seven years. At origination, the weighted average LTV ratio of these loans was 64% and the weighted average debt service coverage ratio ("DSCR") was 1.29.

Results of Consolidated Legacy Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Legacy Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations in accordance with GAAP provisions for collateralized financing entities. At December 31, 2018, the estimated fair value of our investments in the consolidated Legacy Sequoia entities was $12 million.
The following tables present the statements of income (loss) for the years ended December 31, 2018, 2017, and 2016 and the balance sheets of the consolidated Legacy Sequoia entities at December 31, 2018 and December 31, 2017. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 37 – Consolidated Legacy Sequoia Entities Statements of Income (Loss)

	Years Ended December 31,			Changes
(In Thousands)	2018	2017	2016	'18/'17	'17/'16
Interest income	$20,036	$19,407	$19,537	$629	$(130)
Interest expense	(16,519)	(14,789)	(13,103)	(1,730)	(1,686)
Net interest income	3,517	4,618	6,434	(1,101)	(1,816)
Investment fair value changes, net	(1,016)	(8,027)	(4,200)	7,011	(3,827)
Net Income (Loss) from Consolidated Legacy Sequoia Entities	$2,501	$(3,409)	$2,234	$5,910	$(5,643)
Table 38 – Consolidated Legacy Sequoia Entities Balance Sheets

(In Thousands)	December 31, 2018	December 31, 2017
Residential loans held-for-investment, at fair value	$519,958	$632,817
Other assets	4,911	4,367
Total Assets	$524,869	$637,184
Other liabilities	$571	$537
Asset-backed securities issued, at fair value	512,240	622,445
Total liabilities	512,811	622,982
Equity (fair value of Redwood's retained investments in entities)	12,058	14,202
Total Liabilities and Equity	$524,869	$637,184

Net Interest Income at Consolidated Legacy Sequoia Entities
The decreases in net interest income in 2018 and 2017 were primarily attributable to the continued pay down of loans at the consolidated entities.
Investment Fair Value Changes, net at Consolidated Legacy Sequoia Entities
Investment fair value changes, net at consolidated Legacy Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities, which netted together represent the change in value of our retained investments in the consolidated Legacy Sequoia entities. The negative investment fair value changes in each of the years presented was primarily related to a decline in fair value on retained IO securities, as the basis of these assets continue to diminish.

Residential Loans at Consolidated Legacy Sequoia Entities
The following table provides details of residential loan activity at consolidated Legacy Sequoia entities for the years ended December 31, 2018 and 2017.
Table 39 – Residential Loans at Consolidated Legacy Sequoia Entities — Activity

	Years Ended December 31,
(In Thousands)	2018	2017
Balance at beginning of period	$632,817	$791,636
Principal repayments	(146,210)	(177,353)
Transfers to REO	(4,104)	(4,219)
Changes in fair value, net	37,455	22,753
Balance at End of Period	$519,958	$632,817
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise all of the loans in the consolidated Legacy Sequoia entities and were primarily originated in 2006 or prior. For outstanding loans at consolidated Legacy Sequoia entities at December 31, 2018, the weighted average FICO score of borrowers backing these loans was 728 (at origination) and the weighted average original LTV ratio was 66% (at origination). At December 31, 2018 and December 31, 2017, the unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $14 million and $25 million, respectively, of which the unpaid principal balance of loans in foreclosure was $5 million and $10 million, respectively.
Tax Provision and Taxable Income
Tax Provision under GAAP
For the years ended December 31, 2018, 2017, and 2016, we recorded tax provisions of $11 million, $12 million, and $4 million, respectively. Our tax provision is primarily derived from GAAP net income or loss at our TRS, as we do not book a material tax provision associated with income generated at our REIT. Our TRS income is generally earned from our mortgage banking activities, MSRs, and other non-REIT eligible security investments.
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the years ended December 31, 2018, 2017, and 2016. For each of these periods, we had no undistributed REIT taxable income, after the application of net operating loss carryforwards.
Table 40 – Taxable Income

	Years Ended December 31,
(In Thousands except per Share Data)	2018 est. (1)	2017	2016
REIT taxable income	$110,092	$90,122	$97,576
Taxable REIT subsidiary income	57,556	31,675	68,792
Total Taxable Income	$167,648	$121,797	$166,368

REIT taxable income per share	$1.38	$1.17	$1.27
Total taxable income per share	$2.12	$1.59	$2.17

Distributions to shareholders	$94,134	$86,271	$86,240
Distributions to shareholders per share	$1.18	$1.12	$1.12

(1)	Our tax results for the year ended December 31, 2018 are estimates until we file tax returns for 2018.

Taxable Income Distribution Requirement
As a REIT, we are required to distribute at least 90% of our taxable income, after the application of available federal net operating loss carryforwards (NOLs), to our shareholders. For 2018, our estimated REIT taxable income of $110 million exceeded our available NOLs by $55 million, and therefore our minimum dividend distribution requirement was $50 million. The following table details our federal NOLs and capital loss carryforwards available as of December 31, 2018.
Table 41 - Federal Net Operating and Capital Loss Carryforwards

Loss Carryforward Expiration by Period
	1 to 3	3 to 5	5 to 15	After 15
(In Thousands)	Years	Years	Years	Years	Total
REIT Loss Carryforwards
Net operating loss	$—	$—	$—	$(38,674)	$(38,674)
Capital loss	—	—	—	—	—
Total REIT Loss Carryforwards	$—	$—	$—	$(38,674)	$(38,674)

TRS Loss Carryforwards
Net operating loss	$—	$—	$—	$—	$—
Capital loss	—	—	—	—	—
Total TRS Loss Carryforwards	$—	$—	$—	$—	$—
At December 31, 2017, we maintained $55 million of NOLs at the REIT level. In order to utilize these carryforwards, taxable income must exceed our dividend distributions. During 2018, we distributed $94 million to shareholders, which was less than our estimated taxable income of $110 million. We therefore expect to report REIT taxable income on our 2018 federal income tax return after the application of a dividends paid deduction. As a result, we expect $16 million of our federal NOLs at the REIT level to be utilized in 2018. Federal NOLs at the REIT level do not expire until 2029.
The Tax Act created a limitation on the annual usage of REIT NOLs to 80% of REIT taxable income, effective with respect to NOLs arising in taxable years beginning after December 31, 2017. We do not expect this to materially impact our REIT.
Tax Characteristics of Distributions to Shareholders
For the year ended December 31, 2018, we declared and distributed four regular quarterly dividends totaling $94 million ($1.18 per share). Under the federal income tax rules applicable to REITs, the taxable portion of any distribution to shareholders is determined by (i) taxable income of the REIT, exclusive of the dividends paid deduction and NOLs; and (ii) net capital gains recognized by the REIT, exclusive of capital loss carryforwards. The income or loss generated at our TRS does not directly affect the tax characterization of our dividends.
Our 2018 dividend distributions are expected to be characterized for federal income tax purposes as 69% ordinary dividend income and 31% long-term capital gain dividend income. Under the federal income tax rules applicable to REITs, none of the 2018 dividend distributions are expected to be characterized as a return of capital or qualified dividends.
Beginning in 2018, the Tax Act provides that individual taxpayers may generally deduct 20% of their ordinary REIT dividends from taxable income. This results in a maximum federal effective tax rate of 29.6% on an individual taxpayer’s ordinary REIT dividends, compared to the highest marginal rate of 37%. This deduction does not apply to REIT dividends classified as qualified dividends or long-term capital gains dividends, as those dividends are taxed at a maximum rate of 20% for individuals.

Differences between Estimated Total Taxable Income and GAAP Income
Differences between estimated taxable income and GAAP income are largely due to the following: (i) we cannot establish loss reserves for future anticipated events for tax but we can for GAAP, as realized credit losses are expensed when incurred for tax and these losses can be anticipated through lower yields on assets or through loss provisions for GAAP; (ii) the timing, and possibly the amount, of some expenses (e.g., certain compensation expenses) are different for tax than for GAAP; (iii) since amortization and impairments differ for tax and GAAP, the tax and GAAP gains and losses on sales may differ, resulting in differences in realized gains on sale; (iv) at the REIT and certain TRS entities, unrealized gains and losses on market valuation adjustments of loans, securities and derivatives are not recognized for tax until the instrument is sold or extinguished; (v) for tax, basis may not be assigned to mortgage servicing rights retained when whole loans are sold resulting in lower tax gain on sale; (vi) for tax, we do not consolidate securitization entities as we do under GAAP; and, (vii) dividend distributions to our REIT from our TRS are included in REIT taxable income, but not GAAP income. As a result of these differences in accounting, our estimated taxable income can vary significantly from our GAAP income during certain reporting periods.
For tax years beginning after December 31, 2018, the Tax Act may require acceleration of discount accretion for federal income tax purposes for debt instruments with original issue discount. We are evaluating the effects of this change, and currently do not believe these provisions will have a material income tax effect for us.
The tax basis in assets and liabilities at the REIT was $4.84 billion and $3.59 billion, respectively, at December 31, 2018. The GAAP basis in assets and liabilities at the REIT was $9.80 billion and $8.55 billion, respectively, at December 31, 2018. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.
The tables below reconcile our estimated total taxable income to our GAAP income for the years ended December 31, 2018, 2017, and 2016.
Table 42 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Year Ended December 31, 2018
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$212,528	$53,225	$265,753	$378,717	$(112,964)
Interest expense	(96,126)	(43,462)	(139,588)	(239,039)	99,451
Net interest income	116,402	9,763	126,165	139,678	(13,513)
Realized credit losses	(1,738)	—	(1,738)	—	(1,738)
Mortgage banking activities, net	—	57,297	57,297	59,566	(2,269)
Investment fair value changes, net	5,513	(518)	4,995	(25,689)	30,684
Operating expenses	(41,140)	(37,750)	(78,890)	(82,782)	3,892
Other income, net	1,353	15,901	17,254	12,874	4,380
Realized gains, net	30,001	13,098	43,099	27,041	16,058
Provision for income taxes	(299)	(235)	(534)	(11,088)	10,554
Net Income	$110,092	$57,556	$167,648	$119,600	$48,048

Income per basic common share	$1.38	$0.74	$2.12	$1.47	$0.65

	Year Ended December 31, 2017
(In Thousands, except per Share Data)	REIT	TRS	Total Tax	GAAP	Differences
Interest income	$186,214	$38,865	$225,079	$248,057	$(22,978)
Interest expense	(59,875)	(29,787)	(89,662)	(108,816)	19,154
Net interest income	126,339	9,078	135,417	139,241	(3,824)
Realized credit losses	(3,442)	—	(3,442)	—	(3,442)
Mortgage banking activities, net	—	44,143	44,143	53,908	(9,765)
Investment fair value changes, net	(16,483)	5,292	(11,191)	10,374	(21,565)
Operating expenses	(41,589)	(31,614)	(73,203)	(77,156)	3,953
Other income, net (1)	26,382	4,943	31,325	12,436	18,889
Realized gains, net	(735)	(1)	(736)	13,355	(14,091)
Provision for income taxes	(350)	(166)	(516)	(11,752)	11,236
Net Income	$90,122	$31,675	$121,797	$140,406	$(18,609)

Income per basic common share	$1.17	$0.42	$1.59	$1.60	$(0.01)

(1)	For 2017, other income at the REIT is primarily comprised of dividend income from our TRS.

	Year Ended December 31, 2016
(In Thousands, except per Share Data)	REIT	TRS	Total Tax	GAAP	Differences
Interest income	$199,969	$33,289	$233,258	$246,355	$(13,097)
Interest expense	(48,534)	(27,862)	(76,396)	(88,528)	12,132
Net interest income	151,435	5,427	156,862	157,827	(965)
Reversal of provision for loan losses	—	—	—	7,102	(7,102)
Realized credit losses	(7,989)	—	(7,989)	—	(7,989)
Mortgage banking activities, net	—	26,477	26,477	38,691	(12,214)
Investment fair value changes, net	(2,277)	(8,133)	(10,410)	(28,574)	18,164
Operating expenses	(44,950)	(43,466)	(88,416)	(88,786)	370
Other income, net	1,386	88,329	89,715	20,691	69,024
Realized gains, net	—	284	284	28,009	(27,725)
Provision for income taxes	(29)	(126)	(155)	(3,708)	3,553
Net Income	$97,576	$68,792	$166,368	$131,252	$35,116

Income per basic common share	$1.27	$0.90	$2.17	$1.54	$0.63
Potential Taxable Income Volatility
We expect period-to-period volatility in our estimated taxable income. A description of the factors that can cause this volatility is provided below.
Recognition of Gains and Losses on Sale
Since the computation of amortization and impairments on assets may differ for tax and GAAP and many of our assets held for investment purposes are marked-to-market for GAAP, but not for tax, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, capital losses in excess of capital gains are generally disallowed and carry forward to future tax years. Subsequent capital gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At December 31, 2018, we had no capital loss carryforwards at the REIT or TRS level.

Prepayments on Securities
We have retained certain IO securities since the time they were issued from Sequoia securitizations we sponsored and purchased additional third-party IO securities. Our tax basis in these securities was $148 million at December 31, 2018. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. Currently, our tax basis is above the fair values for these IOs in the aggregate. If a securitization is called, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.
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
Credit Losses on Securities and Loans
To determine estimated taxable income, we are generally not permitted to anticipate, or reserve for, credit losses on investments which are generally purchased at a discount. For tax purposes, we accrue the entire purchase discount on a security into taxable income over the expected life of the security. Estimated taxable income is reduced when actual credit losses occur. As we have no credit reserves or allowances for tax, any future credit losses on securities or loans will have a more significant impact on tax earnings than on GAAP earnings and may create significant taxable income volatility to the extent the level of credit losses fluctuates during reporting periods. Credit losses are based on our tax basis, which differs from our basis for GAAP purposes. We anticipate an additional $18 million of credit losses for tax on securities, based on our projection of principal balance losses and assuming a similar tax basis as we have recently experienced, although the timing of actual losses is difficult to accurately project.
Our estimated total taxable income for the years ended December 31, 2018, 2017, and 2016 included $2 million, $3 million, and $8 million, respectively, in realized credit losses on investments.
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

Mortgage Servicing Rights
For GAAP purposes, we recognize MSRs through the direct acquisition of servicing rights from third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently sold to non-consolidated securitization entities or to third parties. For tax purposes, basis in our MSR assets is recognized through the direct acquisition of servicing rights from third parties, or to the extent that a retained MSR entitles us to receive a servicing fee in excess of so-called normal servicing (or the right to receive reasonable compensation for services to be performed under the mortgage serving contract). Tax basis in our normal MSR assets is not recognized when MSRs are retained from sales of loans to non-consolidated securitization entities or to third parties, thereby creating a favorable temporary GAAP to tax difference from sale of the loans. For the year ended December 31, 2018, we retained $1 million of MSRs from jumbo loan sales for which no tax basis was recognized. No other tax basis in our MSR assets was recognized in 2018.
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
Periodic changes in the market values of MSRs are recorded through the income statement for GAAP purposes, but not for tax purposes. Only when MSRs are sold will a tax gain or loss be recognized. As tax basis is not recognized for retained MSRs and the rules for writing-off tax basis of purchased MSRs are restrictive, the tax gain from the sale of MSRs can be substantial. For the year ended December 31, 2018, we recognized a tax gain of less than $1 million from the sale of MSRs. Future sales of MSRs could result in significant tax gains.
LIQUIDITY AND CAPITAL RESOURCES
Summary
In addition to the proceeds from equity and debt capital-raising transactions, our principal sources of cash consist of borrowings under mortgage loan warehouse facilities, securities repurchase agreements, payments of principal and interest we receive from our investment portfolios, and cash generated from our operating activities. Our most significant uses of cash are to purchase mortgage loans for our mortgage banking operations, to fund investments in residential loans, to purchase investment securities and make other investments, to repay principal and interest on our warehouse facilities, repurchase agreements, and long-term debt, to make dividend payments on our capital stock, and to fund our operations.
Our total capital was $2.12 billion at December 31, 2018, and included $1.35 billion of equity capital and $0.77 billion of convertible notes and other long-term debt, including $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, $200 million of convertible debt due in 2024, and $140 million of trust-preferred securities due in 2037.
At December 31, 2018, we held $176 million of cash and estimate we had approximately $115 million of borrowing capacity available under our mortgage loan warehouse facilities, based on the unencumbered loans we held at year-end. At December 31, 2018, this cash and liquidity capital included approximately $85 million of capital we designate as available for investment. Additionally, in January of 2019, we raised $177 million of equity capital through an underwritten public offering.
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
Cash Flows and Liquidity for the Year Ended December 31, 2018
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.

Cash Flows from Operating Activities
Cash flows from operating activities were negative $1.61 billion in 2018. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $100 million in 2018, positive $37 million in 2017, and positive $135 million in 2016.
Cash Flows from Investing Activities
During 2018, our net cash used in investing activities was $13 million and primarily resulted from purchases of real estate securities and cash outflows for other new investments we have made this year. These cash outflows were almost entirely offset by principal payments on loans held-for-investment at Redwood and at our consolidated entities, principal payments from, and proceeds from net sales of, real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any.
Because many of our investment securities are financed through repurchase agreements, a significant portion of the proceeds from any sales or principal payments of our investment securities could be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans at consolidated securitization entities would generally be used to repay ABS issued by those entities.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during 2018, 2017, and 2016, we transferred residential loans between held-for-sale and held-for-investment classification, retained securities from Sequoia securitizations we sponsored, and consolidated certain multifamily and re-performing residential securitization trusts which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During 2018, our net cash provided by financing activities was $1.68 billion. This primarily resulted from proceeds of $1.66 billion from the issuance of asset-backed securities from our Sequoia Choice securitizations, proceeds of $199 million from the issuance of convertible debt in June 2018, and $143 million from the issuance of common stock in July and December 2018. These cash inflows were partially offset by $459 million of repayments of ABS issued and the distribution of $97 million of dividends.
In February 2019, the Board of Directors declared a regular dividend of $0.30 per share for the first quarter of 2019, which is payable on March 29, 2019 to shareholders of record on March 15, 2019.
In accordance with the terms of our outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.
Repurchase Authorization
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
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At December 31, 2018, $100 million of the current authorization remained available for the repurchase of shares of our common stock. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital described above.

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
At December 31, 2018, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $861 million (secured by residential loans with an aggregate fair value of $935 million) and a total uncommitted borrowing limit of $1.43 billion. In addition, at December 31, 2018, we had an aggregate outstanding short-term debt balance of $989 million under nine securities repurchase facilities, which were secured by securities with a fair market value of $844 million. In addition, at December 31, 2018, the fair value of our real estate securities pledged as collateral included $130 million of securities retained from our consolidated Sequoia Choice securitizations, as well as $229 million and $18 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value of $4 million) at December 31, 2018.
To finance our business purpose residential loan investments, at December 31, 2018, we had two single-family rental loan warehouse facilities with a total outstanding debt balance of $22 million (secured by single-family rental loans with an aggregate fair value of $28 million) and a total uncommitted borrowing limit of $400 million. In addition, at December 31, 2018, we had two residential bridge loan warehouse facilities with a total outstanding debt balance of $66 million (secured by residential bridge loans with an aggregate fair value of $98 million) and a total uncommitted borrowing limit of $80 million.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments we made in the fourth quarter of 2018. At December 31, 2018, the fair value of servicer advances pledged as collateral was $287 million. At December 31, 2018, the accrued interest payable balance on this debt was $0.5 million and the unamortized capitalized commitment costs were $3.0 million.
During the fourth quarter of 2018, $201 million principal amount of 5.625% exchangeable senior notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At December 31, 2018, the outstanding principal amount of these notes was $201 million.
During 2018, the highest balance of our short-term debt outstanding was $2.49 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At December 31, 2018, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the year ended December 31, 2018, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through a five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At December 31, 2018, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.52% per annum and a weighted average maturity of seven years. At December 31, 2018, accrued interest payable on these borrowings was $8 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.38 billion at December 31, 2018. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At December 31, 2018, our subsidiary held $43 million of FHLBC stock that is included in Other assets on our consolidated balance sheets.

Convertible Notes
In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. After deducting the issuance discount, the underwriting discount and offering costs, we received approximately $194 million of net proceeds. Including amortization of deferred debt issuance costs and the debt discount, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. At December 31, 2018, the outstanding principal amount of these notes was $200 million and the accrued interest payable on this debt was $6 million.
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. After deducting the underwriting discount and issuance costs, we received approximately $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At December 31, 2018, the outstanding principal amount of these notes was $245 million and the accrued interest payable balance on this debt was $4 million.
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and issuance costs, we received approximately $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. During the year ended December 31, 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. During the fourth quarter of 2018, $201 million principal amount of 5.625% exchangeable senior notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018.At December 31, 2018, the outstanding principal amount of these notes was $201 million and the accrued interest payable balance on this debt was $1 million.
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
Trust Preferred Securities and Subordinated Notes
At December 31, 2018, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% and must be redeemed no later than 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.88% per annum. These swaps are accounted for as cash flow hedges with all interest recorded as a component of net interest income and other valuation changes recorded as a component of equity.
Asset-Backed Securities
At December 31, 2018, there were $545 million (principal balance) of loans owned at consolidated Legacy Sequoia securitization entities, which were funded with $540 million (principal balance) of ABS issued at these entities. At December 31, 2018, there were $2.04 billion (principal balance) of loans owned at consolidated Sequoia Choice securitization entities, which was funded with $1.84 billion (principal balance) of ABS issued at these entities. At December 31, 2018, there were $1.31 billion (principal balance) of loans owned at the consolidated Freddie Mac SLST securitization entity, which was funded with $994 million (principal balance) of ABS issued at this entity. At December 31, 2018, there were $2.13 billion (principal balance) of loans owned at consolidated Freddie Mac K-Series securitization entities, which was funded with $1.94 billion (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsections titled "Residential Loans at Sequoia Choice Investment Portfolio," "Results of Consolidated Legacy Sequoia Entities," Residential Loans at Freddie Mac SLST Investment Portfolio," and "Multifamily Loans at Freddie Mac K-Series Investment Portfolio" in the Results of Operations section of this MD&A for additional details on these entities.

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

Residential and Business Purpose Loan Warehouse Facilities. One source of our short-term debt financing is secured borrowings under residential loan warehouse facilities that, as of December 31, 2018, were in place with four different financial institution counterparties. In addition, as of December 31, 2018, we had business purpose loan warehouse facilities, including two facilities secured by single-family rental loans and two facilities secured by residential bridge loans, in place with four financial institution counterparties. Under the four residential loan warehouse facilities, we had an aggregate borrowing limit of $1.43 billion at December 31, 2018, and under the four business purpose loan warehouse facilities we had an aggregate borrowing limit of $480 million at December 31, 2018. However, these facilities (except the two business purpose loan warehouse facilities secured by residential bridge loans) are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Short-term financing for residential or business purpose mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.
In order to obtain financing for a residential or business purpose loan under these facilities, the loan must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the loan is not in a delinquent status. In addition, under these warehouse facilities, residential or business purpose loans can only be financed for a maximum period, which period would not generally exceed 364 days. We generally intend to repay the short-term financing of a loan under one of these facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that loan, through the proceeds of other short-term borrowings, or with other equity or long-term debt capital. While a residential or business purpose loan is financed under a warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we are required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional residential loans, in an amount at least equal to the decline in value. See further discussion below under the heading “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”
Because these warehouse facilities are uncommitted (except the two business purpose loan warehouse facilities secured by residential bridge loans), at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, with respect to residential or business purpose loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those loans become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.
Under our residential and business purpose loan warehouse facilities, we also make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs. In particular, the terms of these facilities include financial covenants, cross-default provisions, judgment default provisions, and other events of default (such as, for example, events of default triggered by one of the following: a change in control over Redwood, regulatory investigation or enforcement action against Redwood, Redwood’s failure to continue to qualify as a REIT for tax purposes, or Redwood’s failure to maintain the listing of its common stock on the New York Stock Exchange). Under a cross-default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if an event of default or similar event occurs under another borrowing or credit facility we maintain in excess of a specified amount. Under a judgment default provision, an event of default is triggered (and the warehouse facility becomes unavailable and outstanding amounts borrowed thereunder become due and payable) if a judgment for damages in excess of a specified amount is entered against us in any litigation and we are unable to promptly satisfy the judgment. Financial covenants included in these warehouse facilities are further described below under the heading “Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”

These residential and business purpose loan warehouse facilities could also become unavailable and outstanding amounts borrowed thereunder could become immediately due and payable if there is a material adverse change in our business. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of our warehouse facilities, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”
In addition to the residential and business purpose loan warehouse facilities described above, in the ordinary course of business we may seek to establish additional warehouse facilities that may be of a similar or greater size and may have similar or more restrictive terms. In the event a counterparty to one or more of our warehouse facilities becomes insolvent or unable or unwilling to perform its obligations under the facility, we may be unable to access short-term financing we need or fail to recover the full value of our residential mortgage loans financed.

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

Other Short-Term Debt Facility. We also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. This bank line of credit is an additional source of short-term financing for us. Similar to the uncommitted warehouse and securities repurchase facilities described herein, under this committed line we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. The margin call provisions and financial covenants included in this committed line are further described below under the headings “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing” and “Financial Covenants Associated with Short-Term Debt and Other Debt Financing.” When we use this committed line to incur short-term debt we are exposed to the market, credit, liquidity, and other types of risks described above with respect to residential loan warehouse and securities repurchase facilities.
Servicer Advance Financing. In connection with our servicer advance investments, we consolidate an entity that was formed to finance servicing advances and for which we, through our control of an affiliated entity (the "SA Buyer") formed to invest in servicer advance investments and excess MSRs, are the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity that issued the debt, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.
SA Buyer has agreed to purchase all future arising servicer advances under certain residential mortgage servicing agreements. SA Buyer relies, in part, on its members to make committed capital contributions in order to pay the purchase price for future servicer advances. A failure by any or all of the members to make such capital contributions for amounts required to fund servicer advances could result in an event of default under our servicer advance financing and a complete loss of our investment in SA Buyer and its servicer advance investments and excess MSRs. Additionally, to the extent that the servicer of the underlying mortgage loans (who is unaffiliated with us except through its co-investment in SA Buyer and the securitization entity) fails to recover the servicer advances in which we have invested, or takes longer than we expect to recover such advances, the value of our investment could be adversely affected and we could fail to achieve our expected return and suffer losses.
The outstanding balance of servicer advances securing the financing is not likely to be repaid on or before the maturity date of such financing arrangement. We expect to request the same counterparty or another one of our financing sources to renew or refinance the financing for an additional fixed period; however, there can be no assurance that we will be able to extend the financing arrangement upon the expiration of its stated term, which subjects us to a number of risks. A financing source that elects to extend or refinance may charge higher interest rates and impose more onerous terms upon us, including without limitation, lowering the amount of financing that can be extended against the servicer advances being financed. If we are unable to renew or refinance the servicer advance financing, the securitization entity will be required to repay the outstanding balance of the financing on the related maturity date. Additionally, there may be substantial increases in the interest rates under the financing arrangement if the debt is not repaid, extended or refinanced prior to the expected repayment date, which may be before the related maturity date. If the securitization entity is unable to pay the outstanding balance of the notes, the financing counterparty may foreclose on the servicer advances pledged as collateral.
Under this servicer advance financing, the consolidated partnership (SA Buyer) and the securitization entity, along with the servicer , make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in acceleration of all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. We do not have the direct ability to control the servicer’s compliance with such covenants and tests and the failure of SA Buyer, the securitization entity, or the servicer to satisfy any such covenants or tests could result in a partial or total loss on our investment. The financial covenants of SA Buyer included in this servicer advance financing are further described below under the heading “Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”

FHLB Borrowing Facility. Our wholly-owned subsidiary, RWT Financial, LLC, is a party to a secured borrowing facility with the Federal Home Loan Bank of Chicago (FHLBC) that was put into place in July 2014. Borrowings under this facility, also referred to as “advances,” are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum. At December 31, 2018, $2.00 billion of advances were outstanding under this facility.
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

•
Residential and Business Purpose Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential and business purpose loan warehouse facilities we have established and, as of December 31, 2018, were in place with several different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at December 31, 2018, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

•	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.
•

•
Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood or maintenance of an amount of cash and cash equivalents in excess of a specified percentage of outstanding short-term recourse indebtedness.

•	Maintenance of a maximum ratio of consolidated recourse indebtedness to stockholders’ equity and tangible net worth at Redwood (or a subsidiary of Redwood).

•	Maintenance of uncommitted residential loan warehouse facilities with a specified level of unused borrowing capacity.

•
Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at December 31, 2018, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

•	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.

•	Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.

•	Maintenance of a maximum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.

•
Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. The types of financial covenants included in this bank line of credit are a subset of the covenants summarized above.

•
Servicer Advance Financing. As noted above, servicer advance financing consists of non-recourse short-term securitization debt, secured by servicing advances. Financial covenants associated with this financing facility are as follows and at December 31, 2018, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

•	Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at a consolidated partnership.

•	Maintenance of a minimum dollar amount of cash and cash equivalents at a consolidated partnership.

•
FHLB Borrowing Facility. As noted above, a wholly-owned subsidiary of ours, RWT Financial, also maintains a borrowing facility with the FHLBC, borrowings under which are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. Financial covenants included in this facility are as follows and at December 31, 2018, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:

•	Maintenance by RWT Financial of a maximum ratio of total liabilities (excluding debt subordinated to the FHLBC and non-recourse debt) to stockholders’ equity and debt subordinated to the FHLBC.

•	Maintenance by RWT Financial of a minimum level of unencumbered assets based on the level of indebtedness to the FHLBC.

•	Maintenance of a maximum ratio of total liabilities (excluding non-recourse debt) to stockholders’ equity at Redwood.

•	Maintenance of a minimum dollar amount of cash and cash equivalents, excess qualifying collateral, or undrawn borrowing capacity by RWT Financial.
As noted above, at December 31, 2018, and through the date of this Annual Report on Form 10-K, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at December 31, 2018 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at December 31, 2018 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.
Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing

•
Residential and Business Purpose Loan Warehouse Facilities. As noted above, one source of our short-term debt financing is secured borrowings under residential and business purpose loan warehouse facilities we have established and, as of December 31, 2018, were in place with several different financial institution counterparties. These warehouse facilities include the margin call provisions described below (except the two business purpose loan warehouse facilities secured by residential bridge loans, which have no margin call provisions) and during the twelve months ended December 31, 2018, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these warehouse facilities:

•
If at any time the market value (as determined by the creditor) of any residential mortgage loan financed under a facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential mortgage loans) with a value equal to the amount of the decline. If we receive any such demand, (i) under two of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the same day (although demands received after a certain time would only require the transfer of additional collateral on the following business day) and (ii) under two of our residential loan warehouse facilities and our two business purpose loan warehouse facilities secured by single-family rental loans, we would generally be required to transfer the additional collateral on the following business day. The value of additional residential and business purpose mortgage loans transferred as additional collateral is determined by the creditor.

•
Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the twelve months ended December 31, 2018, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these repurchase facilities:

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

•
Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the twelve months ended December 31, 2018, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from this creditor under this line of credit:

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

•
FHLB Borrowing Facility. As noted above, a wholly-owned subsidiary of ours, RWT Financial, also maintains a borrowing facility with the FHLBC, borrowings under which are required to be secured by eligible collateral including, but not limited to, residential mortgage loans and residential mortgage-backed securities. This facility includes the margin call provisions described below during the twelve months ended December 31, 2018, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from the creditor under this facility.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
In the normal course of business, we engage in financial transactions that may not be recorded on the balance sheet. For additional information on our commitments and contingencies, refer to Note 16 in Part II, Item 8 of this Annual Report.
The following table presents our contractual obligations and commitments at December 31, 2018, as well as the obligations of the securitization entities that we consolidate for financial reporting purposes.
Table 43 – Contractual Obligations and Commitments

December 31, 2018	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$1,938	$—	$—	$—	$1,938
Convertible notes	201	—	245	200	646
Anticipated interest payments on convertible notes	34	46	46	11	137
FHLBC borrowings	—	—	—	2,000	2,000
Anticipated interest payments on FHLBC borrowings	58	106	109	94	367
Other long-term debt	—	—	—	140	140
Anticipated interest payments on other long-term debt (1)	9	19	19	124	171
Accrued interest payable	17	—	—	—	17
Operating leases	2	3	3	8	16
Commitment to fund partnerships	36	—	—	—	36
Total Redwood Obligations and Commitments	$2,295	$174	$422	$2,577	$5,468
Obligations of Consolidated Securitization Entities for Financial Reporting Purposes
Consolidated ABS (2)	$—	$—	$—	$5,310	$5,310
Anticipated interest payments on ABS (3)	212	414	393	1,445	2,464
Non-recourse short-term debt	263	—	—	—	263
Accrued interest payable	17	—	—	—	17
Total Obligations of Securitization Entities Consolidated for Financial Reporting Purposes	492	414	393	6,755	8,054
Total Consolidated Obligations and Commitments	$2,787	$588	$815	$9,332	$13,522

(1)	Includes anticipated interest payments related to hedges.

(2)
All consolidated ABS issued are collateralized by real estate loans. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.

(3)
The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at December 31, 2018.

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
Changes in the Fair Value of Loans Held at Fair Value
We have elected the fair value option for our residential loans held-for-sale, residential loans held-for-investment, and business purpose residential loans. As such, these loans are carried on our consolidated balance sheets at their estimated fair value and changes in the fair values of these loans are recorded in Mortgage banking activities, net or Investment fair value changes, net on our consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
The fair value of loans is affected by, among other things, changes in interest rates, credit performance, prepayments, and market liquidity. To the extent interest rates change or market liquidity and or credit conditions materially change, the value of these loans could decline, which could have a material effect on reported earnings.
Changes in Fair Values of Securities
Our securities are classified as either trading or AFS securities, and in both cases are carried on our consolidated balance sheets at their estimated fair values. In addition, we invest in securities of certain securitization entities that we are required to consolidate for GAAP reporting purposes. We have elected to account for these entities as collateralized financing entities and use the fair value of the ABS issued by these entities (which we determined to be more observable) to determine the fair value of the loans held at these entities. For trading securities and collateralized financing entities, changes in fair values are recorded in Investment fair value changes, net on our consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
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
Changes in Fair Values of Mortgage Servicing Rights
Mortgage servicing rights are carried on our consolidated balance sheets at their estimated fair values, with changes in fair values recorded in the consolidated statements of income as a component of Other income, net. Periodic fluctuations in the values of our mortgage servicing rights can be caused by actual prepayments on the underlying loans, changes in assumptions regarding future projected prepayments on the underlying loans, and changes in the discount rate assumptions used to value mortgage servicing rights, among other factors. Periodic fluctuations in the values of these investments are inherently volatile and can lead to significant period-to-period GAAP earnings volatility.

Changes in Fair Values of Servicer Advance Investments
Servicer advance investments are carried on our consolidated balance sheets at their estimated fair values, with changes in fair values recorded in our consolidated statements of income in Investment fair value changes, net. Periodic fluctuations in the values of our servicer advance investments can be caused by changes in the actual and anticipated balance of servicing advances outstanding, actual and anticipated prepayments on the underlying loans, and changes in the discount rate assumptions used to value servicer advance investments. Periodic fluctuations in the values of these investments are inherently volatile and can lead to significant period-to-period GAAP earnings volatility.
Changes in Fair Values of Excess MSRs
Excess MSRs are carried on our consolidated balance sheets at their estimated fair values, with changes in fair values recorded in our consolidated statements of income in Investment fair value changes, net. Periodic fluctuations in the values of our excess MSRs can be caused by actual prepayments on the underlying loans, changes in assumptions regarding future projected prepayments on the underlying loans, actual or anticipated changes in delinquencies, and changes in the discount rate assumptions used to value excess MSRs. Periodic fluctuations in the values of these investments are inherently volatile and can lead to significant period-to-period GAAP earnings volatility.
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
Changes in Loss Contingency Reserves
We may be exposed to various loss contingencies, including, without limitation, those described in Note 16 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In accordance with FASB guidance on accounting for contingencies, we review the need for any loss contingency reserves and establish them when, in the opinion of management, it is probable that a matter would result in a liability, and the amount of loss, if any, can be reasonably estimated. The establishment of a loss contingency reserve, the subsequent increase in a reserve or release of reserves previously established, or the recognition of a loss in excess of previously established reserves, can occur as a result of various factors and events that affect management’s opinion of whether the standard for establishing, increasing, or continuing to maintain, a reserve has been met. Changes in the loss contingency reserves can lead to significant period-to-period GAAP earnings volatility.
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
Residential Loans and Securities
Our residential loans (including business purpose residential loans) and securities backed by residential loans are generally secured by real property. Credit losses on real estate loans and securities can occur for many reasons, including: poor origination practices; fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate; natural disasters, the effects of climate change (including flooding, drought, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, if the U.S. economy or the housing market were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated.
Credit losses on business purpose real estate loans can occur for many of the reasons noted above for residential real estate loans. Moreover, these types of real estate loans may not be fully amortizing and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance or sell the property at maturity. Business purpose real estate loans are particularly sensitive to conditions in the rental housing market and to demand for rental residential properties.
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
We may also own some securities backed by loans that are not prime quality such as re-performing and non-performing loans, Alt-A quality loans, and subprime loans, that have substantially higher credit risk characteristics than prime-quality loans. Consequently, we can expect these lower credit-quality loans to have higher rates of delinquency and loss, and if such losses differ from our assumptions, we could incur credit losses. In addition, we may invest in riskier loan types with the potential for higher delinquencies and losses as compared to regular amortization loans, but believe these securities offer us the opportunity to generate attractive risk-adjusted returns as a result of attractive pricing and the manner in which these securitizations are structured. Nevertheless, there remains substantial uncertainty about the future performance of these assets.

Additionally, we own residential mortgage credit risk transfer (or "CRT") securities issued by Fannie Mae and Freddie Mac ("the Agencies"), for which we assume credit risk both on the residential loans that the securities reference, as well as corporate credit risk from the Agencies, as our investments in the securities are not secured by the reference loans.
Multifamily Securities
The multifamily securities we invest in are primarily subordinate positions in securitizations sponsored by Freddie Mac that are comprised of loans collateralized by multifamily properties. We may also invest in other third-party sponsored commercial mortgage-backed securities. Credit losses on commercial/multifamily securities can occur for many reasons, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of properties; declining rents on single and multifamily residential rental properties; special hazards; earthquakes and other natural events; over-leveraging of the borrower or on the property; reduction in market rents and occupancies and poor property management practices; and changes in legal protections for lenders. In addition, if the U.S. economy or were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated.
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
In connection with our servicer advance investments, the partnership entity (the "SA Buyer") formed to invest in servicer advance investments and excess MSRs, has agreed to purchase all future arising servicer advances under certain residential mortgage servicing agreements. SA Buyer relies, in part, on its members to make committed capital contributions in order to pay the purchase price for future servicer advances. A failure by any or all of the members to make such capital contributions for amounts required to fund servicer advances could result in an event of default under our servicer advance financing and a complete loss of our investment in SA Buyer and its servicer advance investments and excess MSRs.
The outstanding balance of servicer advances securing the financing is not likely to be repaid on or before the maturity date of such financing arrangement. We expect to request the same counterparty or another one of our financing sources to renew or refinance the financing for an additional fixed period, however, there can be no assurance that we will be able to extend the financing arrangement upon the expiration of its stated term, which subjects us to a number of risks. A financing source that elects to extend or refinance may charge higher interest rates and impose more onerous terms upon us, including without limitation, lowering the amount of financing that can be extended against the servicer advances being financed. If we are unable to renew or refinance the servicer advance financing, the securitization entity will be required to repay the outstanding balance of the financing on the related maturity date. Additionally, there may be substantial increases in the interest rates under the financing arrangement if the notes are not repaid, extended or refinanced prior to the expected repayment date, which may be before the related maturity date. If the securitization entity is unable to pay the outstanding balance of the notes, the financing counterparty may foreclose on the servicer advances pledged as collateral.
Under our servicer advance financing, the consolidated partnership (SA Buyer) and the securitization entity, along with the servicer (who is unaffiliated with us except through their co-investment in SA Buyer and the securitization entity), make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in acceleration of all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. We do not have the direct ability to control the servicer’s compliance with such covenants and tests and the failure of SA Buyer, the securitization entity, or the servicer to satisfy any such covenants or tests could result in a partial or total loss on our investment.

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
We invest in securities, residential loans, and other mortgage-related assets, which all expose us to interest rate risk. Additionally, we purchase residential loans from third parties, then sell or securitize these assets. We are exposed to interest rate risk during the “accumulation” period - the period from when we enter into agreements to purchase the loans with the intention of selling or securitizing them at a future date.
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
Prepayment Risk
Prepayment risks exist in many of the assets on our consolidated balance sheets. In general, discount securities benefit from faster prepayment rates on the underlying real estate loans while premium securities (such as IOs), and mortgage servicing assets benefit from slower prepayments on the underlying loans. In addition, loans held for investment at premiums also benefit from slower prepayments whereas loans held at discounts benefit from faster prepayments. For additional details, refer to Part I, Item 1A of this Annual Report on Form 10-K and see the risk factor titled “Changes in prepayment rates of mortgage loans could reduce our earnings, dividends, cash flows, and access to liquidity.”
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

Quantitative Information on Market Risk
Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings and equity. To supplement the discussion above of the market risks we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheet at December 31, 2018. The table presents principal cash flows and related average interest rates for material interest rate sensitive assets and liabilities by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) at December 31, 2018, was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2018
(Dollars in Thousands)		2019	2020	2021	2022	2023	Thereafter	Principal Balance	Fair Value
Interest rate sensitive assets (1)
Residential loans - HFS (2)
Adjustable Rate	Principal	$149	$—	$—	$—	$—	$—	$149	$111
	Interest Rate	4.45%	N/A	N/A	N/A	N/A	N/A
Fixed Rate	Principal	947,140	—	—	—	—	—	947,140	959,284
	Interest Rate	4.91%	N/A	N/A	N/A	N/A	N/A
Hybrid	Principal	87,144	—	—	—	—	—	87,144	89,406
	Interest Rate	4.46%	N/A	N/A	N/A	N/A	N/A
Residential loans - HFI at Redwood
Fixed Rate	Principal	236,950	223,388	210,602	198,548	187,184	1,025,093	2,081,765	2,074,185
	Interest Rate	4.12%	4.12%	4.12%	4.12%	4.12%	4.12%
Hybrid	Principal	48,150	43,212	38,780	34,803	31,234	107,387	303,565	309,747
	Interest Rate	4.23%	4.23%	4.23%	4.23%	4.23%	4.23%
Residential loans - HFI at Sequoia
Adjustable Rate	Principal	165,300	126,752	96,872	73,518	55,617	27,151	545,209	519,958
	Interest Rate	4.00%	3.96%	3.84%	3.87%	3.93%	3.93%
Fixed Rate	Principal	434,528	343,391	271,176	213,970	168,682	609,263	2,041,011	2,079,382
	Interest Rate	5.02%	5.02%	5.01%	5.00%	5.00%	5.00%
Residential loans - HFI at Freddie Mac SLST
Fixed Rate	Principal	98,759	92,173	86,108	80,451	75,187	878,296	1,310,974	1,222,669
	Interest Rate	4.38%	4.42%	4.44%	4.44%	4.44%	4.44%
Business Purpose Residential Loans
Fixed Rate	Principal	112,193	167	—	—	2,431	25,135	139,925	141,258
	Interest Rate	9.16%	9%	N/A	N/A	6.52%	5.84%
Multifamily loans - HFI at Freddie Mac K-Series
Fixed Rate	Principal	13,197	16,978	28,951	34,608	97,213	1,935,751	2,126,698	2,144,598
	Interest Rate	4.08%	4.10%	4.09%	4.09%	4.10%	4.10%
Residential Senior Securities
Adjustable Rate	Principal	5,734	4,817	4,041	3,369	2,798	9,223	29,982	29,925
	Interest Rate	4.57%	4.58%	4.50%	4.59%	4.69%	4.75%
Fixed Rate (3)	Principal	11,450	10,616	9,832	8,576	7,458	63,711	111,643	189,497
	Interest Rate	4.33%	4.33%	4.33%	4.34%	4.34%	4.26%
Hybrid	Principal	4,455	3,919	3,532	3,046	2,626	10,115	27,693	26,863
	Interest Rate	4.35%	4.34%	4.28%	4.26%	4.26%	3.99%
Residential Subordinate Securities
Adjustable Rate	Principal	13	11	10	10	10	3,454	3,508	2,781
	Interest Rate	3.90%	3.90%	3.90%	3.91%	3.91%	3.94%
Fixed Rate	Principal	12,641	16,317	22,874	28,203	40,037	787,772	907,844	743,538
	Interest Rate	4.53%	4.56%	4.55%	4.56%	4.56%	4.50%
Hybrid	Principal	3,032	2,701	2,188	1,571	1,341	30,541	41,374	30,811
	Interest Rate	3.78%	3.84%	3.95%	4.10%	4.17%	3.84%

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2018
(Dollars in Thousands)		2019	2020	2021	2022	2023	Thereafter	Principal Balance	Fair Value
Interest rate sensitive assets (continued)
Multifamily Securities
Adjustable Rate	Principal	$33,093	$26,934	$16,862	$8,637	$3,962	$23,941	$113,429	$114,393
	Interest Rate	5.41%	5.36%	5.22%	5.17%	5.08%	5.05%
Fixed Rate	Principal	—	—	—	—	—	340,623	340,623	314,686
	Interest Rate	3.99%	3.99%	3.99%	3.99%	3.99%	3.99%
Interest rate sensitive liabilities
Asset-backed securities issued
Sequoia Entities
Adjustable Rate	Principal	138,049	106,063	80,711	60,904	45,796	108,935	540,456	512,240
	Interest Rate	3.29%	3.14%	3.07%	3.13%	3.16%	3.16%
Fixed Rate	Principal	408,575	322,133	253,597	198,847	149,093	506,514	1,838,758	1,885,010
	Interest Rate	4.21%	4.22%	4.22%	4.23%	4.23%	4.23%
Freddie Mac SLST Entity
Fixed Rate	Principal	105,703	94,162	61,026	57,017	53,286	622,465	993,659	993,748
	Interest Rate	3.53%	3.54%	3.53%	3.53%	3.53%	3.53%
Freddie Mac K-Series Entities
Fixed Rate	Principal	13,197	16,978	28,951	34,608	97,213	1,745,744	1,936,691	2,019,075
	Interest Rate	2.65%	2.66%	2.66%	2.66%	2.67%	2.67%
Short-term Debt	Principal	2,200,660	—	—	—	—	—	2,200,660	2,200,660
	Interest Rate	3.99%	N/A	N/A	N/A	N/A	N/A
Long-term Debt
FHLBC Borrowings	Principal	—	—	—	—	—	1,999,999	1,999,999	1,999,999
	Interest Rate	2.88%	2.68%	2.61%	2.67%	2.76%	2.90%
Convertible Notes	Principal	200,765	—	—	—	245,000	200,000	645,765	618,271
	Interest Rate	5.69%	5.72%	5.72%	5.72%	5.72%	6.20%
Other long-term debt	Principal	—	—	—	—	—	139,500	139,500	102,533
	Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Interest rate agreements
Interest Rate Swaps
(Purchased)	Notional Amount	467,000	110,000	692,000	285,000	222,000	1,865,000	3,641,000	(39,744)
	Receive Strike Rate	2.68%	2.48%	2.41%	2.47%	2.56%	2.90%
	Pay Strike Rate	2.47%	2.59%	2.62%	2.70%	2.80%	2.84%
(Sold)	Notional Amount	—	20,000	35,000	115,000	75,000	102,000	347,000	(2,953)
	Receive Strike Rate	2.28%	2.28%	2.31%	2.26%	2.54%	2.32%
	Pay Strike Rate	2.68%	2.48%	2.41%	2.47%	2.56%	2.83%

(1)	For the key assumptions and sensitivity analysis for assets retained from securitizations, refer to Note 4 in Part II, Item 8 of this Annual Report.

(2)	As we generally expect our residential loans held-for-sale to be sold within one year, we have only presented principal amounts and effective rates through 2019.

(3)	The fair value of fixed-rate senior securities includes $82 million of interest-only securities, for which there is no principal at December 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-96 of this Annual Report on Form 10-K and incorporated herein by reference.
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
There have been no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of the end of our 2018 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018, was effective.
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
The Company’s internal control over financial reporting as of December 31, 2018, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-4, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

ITEM 9B. OTHER INFORMATION
On February 26, 2019, the Board of Directors of Redwood Trust, Inc. elected Fred J. Matera to its Board of Directors, to fill the vacancy created by the Board’s decision to increase the size of the Board from nine directors to ten, in each case, effective on March 1, 2019.
Mr. Matera, age 55, most recently served as president of EquiFi Corporation, a developer of home equity-based financing solutions for homeowners, from October 2018 through March 1, 2019.  Between September 2016 and October 2017, Mr. Matera served as Chief Operating Officer and Chief Investment Officer of LendUS, LLC, which does business as RPM Mortgage, and engages in mortgage origination and servicing.  From 2008 to May 2016, Mr. Matera was employed by Redwood, serving in various capacities, including: as Executive Vice President-Commercial Investments and Finance, responsible for the commercial mortgage banking and investments business Redwood was engaged in during that time; as Chief Investment Officer, responsible for Redwood’s investment and capital markets activities; and as a Managing Director.  Prior to joining Redwood, beginning in 2001, Mr. Matera was a Managing Director and Co-Head of Structured Credit at RBS Greenwich Capital. He began his career in finance in 1989 as a mortgage trader, and has held a number of fixed income trading positions in financial services firms, including Goldman Sachs, DLJ, and First Boston. Prior to graduating from business school, Mr. Matera was an analyst at the Federal Reserve Bank of New York. Mr. Matera has a B.A. in economics from Tufts University, and an M.B.A. in finance from The Wharton School of the University of Pennsylvania.
Mr. Matera will receive compensation for his service as a director as described in the summary of compensation arrangements for non-employee directors set forth in Redwood's Proxy Statement for its 2018 Annual Meeting of Stockholders, a copy of which was filed with the SEC on March 28, 2018, including a pro-rated amount of such compensation for his service during 2019 through the date of Redwood's 2019 Annual Meeting of Stockholders.  It is not currently contemplated that Mr. Matera will serve on any of the standing committees of the Board of Directors of Redwood Trust, Inc.
From January 1, 2019 through February 28, 2019, Mr. Matera was a consultant to the Board of Directors of Redwood Trust, Inc. and was paid compensation by Redwood for his consulting services at the rate of $7,500 per month, as well as reimbursement of any reasonable out-of-pocket expenses.  In December 2018, Mr. Matera received deferred compensation from Redwood in the form of the delivery of 11,995 shares of vested common stock underlying performance stock units that were granted to him by the Company in December 2015 as compensation for then serving as an Executive Vice President of Redwood.  Of the shares delivered to Mr. Matera in December 2018, approximately 4,203 were forfeited in connection with a net settlement of such delivery for income tax withholding purposes (with the value of the forfeited shares being remitted by Redwood to state and federal income taxing authorities).
In connection with the election of Mr. Matera as a director, Redwood and Mr. Matera will enter into an indemnification agreement, which generally requires Redwood to indemnify and to advance expenses to Mr. Matera to the maximum extent permitted by Maryland law. A copy of this form of indemnification agreement is filed as Exhibit 99.3 to the Current Report on Form 8-K filed on November 16, 2009.

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
Second Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 22, 2018 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.1, filed on May 23, 2018)

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
4.3
Indenture dated as April 1, 2002 between Sequoia Mortgage Trust 6 and Deutsche Bank National Trust Company, as Trustee (incorporated by reference to Sequoia Mortgage Funding Corporation’s Current Report on Form 8-K, Exhibit 99.1, filed on May 13, 2002)

4.4
Junior Subordinated Indenture dated as of December 12, 2006 between the Registrant and The Bank of New York Trust Company, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.4, filed on December 12, 2006)

4.5
Amended and Restated Trust Agreement dated December 12, 2006 among the Registrant, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.3, filed on December 12, 2006)

4.6
Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Merrill Lynch International (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on December 12, 2006)

4.7
Purchase Agreement dated December 12, 2006 among the Registrant, Redwood Capital Trust I and Bear, Stearns & Co. Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on December 12, 2006)

4.8
Subordinated Indenture dated as of May 23, 2007 between the Registrant and Wilmington Trust Company (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.2, filed on May 23, 2007)

4.9
Purchase Agreement dated May 23, 2007 between the Registrant and Obsidian CDO Warehouse, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 1.1, filed on May 23, 2007)

4.10
Indenture, dated as of November 28, 2012, among RCMC 2012-CREL1, LLC, as Issuer, KeyCorp Real Estate Capital Markets, Inc., as Advancing Agent, and Wells Fargo Bank, National Association, as Trustee, Paying Agent, Transfer Agent, Custodian, Backup Advancing Agent and Notes Registrar (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 4, 2012)

4.11
Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.1, filed on March 6, 2013)

4.12
First Supplemental Indenture, dated March 6, 2013, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 4.625% Convertible Senior Note due 2018) (incorporated by reference to the Registrant’s Current Report on Form 8-K/A, Exhibit 4.2, filed on March 6, 2013)

4.13
Second Supplemental Indenture, dated August 18, 2017, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 4.75% Convertible Senior Note due 2023) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on August 18, 2017)

4.14
Third Supplemental Indenture, dated June 25, 2018, between Redwood Trust, Inc. and Wilmington Trust, National Association, as Trustee (including the form of 5.625% Convertible Senior Note due 2024) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.2, filed on June 25, 2018)

4.15
Indenture, by and among Redwood Trust, Inc., RWT Holdings, Inc. and Wilmington Trust, National Association, as Trustee, dated as of November 24, 2014 (including the form of 5.625% Exchangeable Senior Note due 2019) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on November 25, 2014)

9.1
Waiver Agreement dated as of November 15, 2007 between the Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.1, filed on March 5, 2008)

9.2
Amendment of Waiver Agreement dated as of January 16, 2008 between Registrant and Davis Selected Advisors, L.P. (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 9.2, filed on March 5, 2008)

10.1*	2014 Incentive Award Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 23, 2014)

10.2*	Amended and Restated 2014 Incentive Award Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.2, filed on May 22, 2018)

10.3*
Form of Redwood Trust, Inc. Deferred Stock Unit Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 8, 2014)

Exhibit Number	Exhibit
10.4*
Form of Redwood Trust, Inc. Performance Stock Unit Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 19, 2016)

10.5*
Form of Redwood Trust, Inc. Restricted Stock Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 8, 2014)

10.6*
Amended and Restated 1994 Executive and Non-Employee Director Stock Option Plan, as last amended January 24, 2002 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.14.5, filed on May 15, 2002)

10.7*	2002 Incentive Plan, as amended through May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 21, 2013)

10.8*	Form of Employee Incentive Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.1, filed on March 16, 2005)

10.9*
Form of Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.2, filed on filed on March 16, 2005)

10.10*
Form of Amendment to Employee Non-Qualified Stock Option Grant Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on November 17, 2005)

10.11*
Form of Restricted Stock Award Agreement under 2002 Incentive Plan – Pre-December 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.8.3, filed on March 16, 2005)

10.12*
Form of Deferred Stock Unit Award Agreement under 2002 Incentive Plan – Pre-December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 2, 2010)

10.13*
Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan – Pre-December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 2, 2010)

10.14*	Form of Restricted Stock Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on December 8, 2011)
10.15*	Form of Deferred Stock Unit Award Agreement under 2002 Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 8, 2011)

10.16*
Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan – December 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 8, 2011)

10.17*
Form of Performance Stock Unit Award Agreement under 2002 Incentive Plan – December 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 11, 2012)

10.18*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2016 Form) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 14, 2016)

10.19*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2017 Form) (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 14, 2017)

10.20*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2018 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 17, 2018)

10.21*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2018 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.2, filed on December 17, 2018)

10.22*	Form of Letter Agreement Amendment to Equity Awards Under 2014 Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.3, filed on December 17, 2018)

10.23*	Form of Restricted Stock Unit Award Agreement (2018 Form of Award Agreement) (filed herewith)

10.24*	2002 Employee Stock Purchase Plan, as amended through May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on May 21, 2013)

Exhibit Number	Exhibit
10.25*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)

10.26*
First Amendment to Amended and Restated Executive Deferred Compensation Plan, effective as of November 23, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.15, filed on February 26, 2014)

10.27*	Second Amendment to Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 8, 2018)

10.28*	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement filed on September 5, 2012)

10.29*
Summary of the Registrant’s Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Definitive Proxy Statement filed on March 28, 2018)

10.30*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)

10.31	Office Building Lease, dated February 27, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.30.2, filed on March 12, 2004)

10.32	Office Building Lease (second floor), dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 2, 2006)

10.33	Second Amendment to Lease, dated July 31, 2006 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed November 2, 2006)

10.34	Office Building Lease, effective as of and dated as of June 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 3, 2011)

10.35
First Amendment to Lease, effective as of May 25, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on August 4, 2017)

10.36
Second Amendment to Lease, effective as of December 27, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.30, filed on February 28, 2018)

10.37
Lease Agreement, dated as of January 11, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.22, filed on February 26, 2013)

10.38
First Amendment to Lease, effective as of June 27, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed August 8, 2013)

10.39
Second Amendment to Lease, effective as of June 23, 2014, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.7, filed August 8, 2014)

10.40*
Amended and Restated Employment Agreement, dated as of February 22, 2017, by and between Martin S. Hughes and the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.31, filed February 24, 2017)

10.41*
Amended and Restated Employment Agreement, dated as of May 22, 2018, by and between Martin S. Hughes and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.2, filed August 8, 2018)

10.42*
Amended and Restated Employment Agreement, dated as of March 31, 2009, by and between Brett D. Nicholas and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on May 5, 2009)

10.43*
First Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of March 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on March 18, 2010)

Exhibit Number	Exhibit
10.44*
Second Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of February 24, 2011 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.24, filed on February 24, 2011)

10.45*
Third Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of May 17, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on May 21, 2012)

10.46*
Fourth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of December 14, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.36, filed on February 26, 2013)

10.47*
Fifth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of August 6, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.6, filed on August 8, 2014)

10.48*
Sixth Amendment to Amended and Restated Employment Agreement, by and between Brett D. Nicholas and the Registrant, dated as of August 5, 2015 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 6, 2015)

10.49*
Amended and Restated Employment Agreement, by and between Christopher J. Abate and the Registrant, dated as of February 22, 2017 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.49, filed on February 24, 2017)

10.50*
Second Amended and Restated Employment Agreement, dated as of May 22, 2018, by and between Christopher J. Abate and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed August 8, 2018)

10.51*
Employment Agreement, by and between Fred J. Matera and the Registrant, dated as of January 1, 2016 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on January 4, 2016)

10.52*
Amended and Restated Employment Agreement, by and between Andrew P. Stone and the Registrant, dated as of February 22, 2017 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.51, filed on February 24, 2017)

10.53*
Second Amended and Restated Employment Agreement, dated as of May 22, 2018, by and between Andrew P. Stone and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.5, filed August 8, 2018)

10.54*
Employment Agreement, by and between Dashiell I. Robinson and the Registrant, dated as of August 8, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 7, 2017)

10.55*
Side Letter Agreement, by and between Dashiell I. Robinson and the Registrant, dated as of August 8, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on November 7, 2017)

10.56*
First Amendment to Employment Agreement, by and between Dashiell I. Robinson and the Registrant, dated as of May 22, 2018 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.4, filed August 8, 2018)

10.57
Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of July 16, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.8, filed on August 8, 2014)

10.58
Financial Covenant Supplement to Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of July 16, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.9, filed on August 8, 2014)

10.59
Guaranty, dated July 16, 2014, given by Redwood Trust, Inc. in favor of the Federal Home Loan Bank of Chicago (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.10, filed on August 8, 2014)

10.60
Second Supplement to Advances, Collateral Pledge and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of February 19, 2015 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.53, filed on February 25, 2015)

Exhibit Number	Exhibit
10.61
Amendment to Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of October 31, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on November 7, 2017)

10.62
Distribution Agreement by and among Redwood Trust, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, and JMP Securities LLC, dated November 14, 2018 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 1.1, filed on November 15, 2018)

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2018, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at December 31, 2018 and 2017;

(ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016;

(iii) Statements of Consolidated Comprehensive (Loss) Income for the years ended December 31, 2018, 2017, and 2016;

(iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017, and 2016;

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016; and

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

REDWOOD TRUST, INC.

Date: February 28, 2019	By:	/s/ CHRISTOPHER J. ABATE
Christopher J. Abate Chief Executive Officer
Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHRISTOPHER J. ABATE	Director and Chief Executive Officer	February 28, 2019
Christopher J. Abate	(Principal Executive Officer)

/s/ COLLIN L. COCHRANE	Chief Financial Officer	February 28, 2019
Collin L. Cochrane	(Principal Financial Officer)

/s/ LOLA BONDAR	Managing Director, Controller	February 28, 2019
Lola Bondar	(Principal Accounting Officer)

/s/ RICHARD D. BAUM	Director, Chairman of the Board	February 28, 2019
Richard D. Baum

/s/ DOUGLAS B. HANSEN	Director	February 28, 2019
Douglas B. Hansen

/s/ MARIANN BYERWALTER	Director	February 28, 2019
Mariann Byerwalter

/s/ DEBORA D. HORVATH	Director	February 28, 2019
Debora D. Horvath

/s/ GREG H. KUBICEK	Director	February 28, 2019
Greg H. Kubicek

/s/ KAREN R. PALLOTTA	Director	February 28, 2019
Karen R. Pallotta

/s/ JEFFREY T. PERO	Director	February 28, 2019
Jeffrey T. Pero

/s/ GEORGANNE C. PROCTOR	Director	February 28, 2019
Georganne C. Proctor

REDWOOD TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Annual Report on Form 10-K Filed With
Securities and Exchange Commission
December 31, 2018

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
REDWOOD TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and schedule included under Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 28, 2019 expressed an unqualified opinion.
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

Newport Beach, California February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Newport Beach, California February 28, 2019

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data)	December 31, 2018	December 31, 2017
ASSETS (1)
Residential loans, held-for-sale, at fair value	$1,048,801	$1,427,945
Residential loans, held-for-investment, at fair value	6,205,941	3,687,265
Business purpose residential loans, at fair value	141,258	—
Multifamily loans, held-for-investment, at fair value	2,144,598	—
Real estate securities, at fair value	1,452,494	1,476,510
Other investments	438,518	63,598
Cash and cash equivalents	175,764	144,663
Restricted cash	29,313	2,144
Accrued interest receivable	47,105	27,013
Derivative assets	35,789	15,718
Other assets	217,825	194,966
Total Assets	$11,937,406	$7,039,822

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt (2)	$2,400,279	$1,938,682
Accrued interest payable	42,528	18,435
Derivative liabilities	84,855	63,081
Accrued expenses and other liabilities	78,719	67,729
Asset-backed securities issued, at fair value	5,410,073	1,164,585
Long-term debt, net	2,572,158	2,575,023
Total liabilities	10,588,612	5,827,535
Commitments and Contingencies (see Note 16)
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 84,884,344 and 76,599,972 issued and outstanding	849	766
Additional paid-in capital	1,811,422	1,673,845
Accumulated other comprehensive income	61,297	85,248
Cumulative earnings	1,409,941	1,290,341
Cumulative distributions to stockholders	(1,934,715)	(1,837,913)
Total equity	1,348,794	1,212,287
Total Liabilities and Equity	$11,937,406	$7,039,822
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2018 and December 31, 2017, assets of consolidated VIEs totaled $6,331,191 and $1,259,774, respectively. At December 31, 2018 and December 31, 2017, liabilities of consolidated VIEs totaled $5,709,807 and $1,167,157, respectively. See Note 4 for further discussion.

(2)
Includes $201 million and $250 million of convertible notes at December 31, 2018 and 2017, respectively, which were reclassified from Long-term debt, net to Short-term debt as the maturity of the notes was less than one year as of each of the dates presented. See Note 13 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In Thousands, except Share Data)	2018	2017	2016
Interest Income
Residential loans	$239,818	$154,362	$137,804
Commercial loans	—	345	30,496
Business purpose residential loans	4,333	—	—
Multifamily loans	21,322	—	—
Real estate securities	105,078	90,803	76,873
Other interest income	8,166	2,547	1,182
Total interest income	378,717	248,057	246,355
Interest Expense
Short-term debt	(58,917)	(36,851)	(22,287)
Asset-backed securities issued	(99,429)	(19,108)	(14,735)
Long-term debt	(80,693)	(52,857)	(51,506)
Total interest expense	(239,039)	(108,816)	(88,528)
Net Interest Income	139,678	139,241	157,827
Reversal of provision for loan losses	—	—	7,102
Net Interest Income after Provision	139,678	139,241	164,929
Non-interest Income
Mortgage banking activities, net	59,566	53,908	38,691
Investment fair value changes, net	(25,689)	10,374	(28,574)
Other income, net	12,874	12,436	20,691
Realized gains, net	27,041	13,355	28,009
Total non-interest income, net	73,792	90,073	58,817
Operating expenses	(82,782)	(77,156)	(88,786)
Net Income before Provision for Income Taxes	130,688	152,158	134,960
Provision for income taxes	(11,088)	(11,752)	(3,708)
Net Income	$119,600	$140,406	$131,252

Basic earnings per common share	$1.47	$1.78	$1.66
Diluted earnings per common share	$1.34	$1.60	$1.54
Regular dividends declared per common share	$1.18	$1.12	$1.12
Basic weighted average shares outstanding	78,724,912	76,792,957	76,747,047
Diluted weighted average shares outstanding	110,027,770	101,975,008	97,909,090

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In Thousands)	2018	2017	2016
Net Income	$119,600	$140,406	$131,252
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(7,298)	22,864	(2,316)
Reclassification of unrealized gain on available-for-sale securities to net income	(25,561)	(10,536)	(21,167)
Net unrealized gain on interest rate agreements	8,908	1,022	3,271
Reclassification of unrealized loss on interest rate agreements to net income	—	45	72
Total other comprehensive (loss) income	(23,951)	13,395	(20,140)
Total Comprehensive Income	$95,649	$153,801	$111,112

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2018

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2017	76,599,972	$766	$1,673,845	$85,248	$1,290,341	$(1,837,913)	$1,212,287
Net income	—	—	—	—	119,600	—	119,600
Other comprehensive loss	—	—	—	(23,951)	—	—	(23,951)
Issuance of common stock	8,738,319	88	142,140	—	—	—	142,228
Dividend reinvestment & stock purchase plans	113,004	1	1,705	—	—	—	1,706
Employee stock purchase and incentive plans	473,878	4	(4,470)	—	—	—	(4,466)
Non-cash equity award compensation	—	—	13,736	—	—	—	13,736
Share repurchases	(1,040,829)	(10)	(15,534)	—	—	—	(15,544)
Common dividends declared	—	—	—	—	—	(96,802)	(96,802)
December 31, 2018	84,884,344	$849	$1,811,422	$61,297	$1,409,941	$(1,934,715)	$1,348,794
For the Year Ended December 31, 2017

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2016	76,834,663	$768	$1,676,486	$71,853	$1,149,935	$(1,749,614)	$1,149,428
Net income	—	—	—	—	140,406	—	140,406
Other comprehensive income	—	—	—	13,395	—	—	13,395
Employee stock purchase and incentive plans	375,651	4	(3,838)	—	—	—	(3,834)
Non-cash equity award compensation	—	—	10,378	—	—	—	10,378
Share repurchases	(610,342)	(6)	(9,181)	—	—	—	(9,187)
Common dividends declared	—	—	—	—	—	(88,299)	(88,299)
December 31, 2017	76,599,972	$766	$1,673,845	$85,248	$1,290,341	$(1,837,913)	$1,212,287
For the Year Ended December 31, 2016

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2015	78,162,765	$782	$1,695,956	$91,993	$1,018,683	$(1,661,149)	$1,146,265
Net income	—	—	—	—	131,252	—	131,252
Other comprehensive loss	—	—	—	(20,140)	—	—	(20,140)
Employee stock purchase and incentive plans	614,952	5	(7,030)	—	—	—	(7,025)
Non-cash equity award compensation	—	—	12,648	—	—	—	12,648
Share repurchases	(1,943,054)	(19)	(25,088)	—	—	—	(25,107)
Common dividends declared	—	—	—	—	—	(88,465)	(88,465)
December 31, 2016	76,834,663	$768	$1,676,486	$71,853	$1,149,935	$(1,749,614)	$1,149,428

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$119,600	$140,406	$131,252
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	(13,687)	(18,250)	(26,487)
Depreciation and amortization of non-financial assets	1,308	1,213	1,140
Purchases of held-for-sale loans	(7,162,131)	(5,705,842)	(4,953,619)
Proceeds from sales of held-for-sale loans	5,383,313	3,903,147	4,192,671
Principal payments on held-for-sale loans	66,892	52,956	80,033
Net settlements of derivatives	51,115	(9,950)	(7,301)
Reversal of provision for loan losses	—	—	(7,102)
Non-cash equity award compensation expense	13,736	10,378	12,648
Market valuation adjustments	(24,069)	(51,484)	12,917
Realized gains, net	(27,041)	(13,355)	(28,009)
Net change in:
Accrued interest receivable and other assets	(41,849)	(17,562)	42,572
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	21,080	(4,820)	3,632
Net cash used in operating activities	(1,611,733)	(1,713,163)	(545,653)
Cash Flows From Investing Activities:
Purchases of loans held-for-investment	(147,523)	—	—
Proceeds from sales of loans held-for-investment	—	—	235,604
Principal payments on loans held-for-investment	781,063	523,561	798,831
Purchases of real estate securities	(609,568)	(600,875)	(318,268)
Proceeds from sales of real estate securities	582,331	228,420	497,191
Purchases of residential securities held in consolidated securitization trust	(227,649)	—	—
Purchases of multifamily securities held in consolidated securitization trusts	(107,411)	—	—
Principal payments on real estate securities	84,495	77,778	80,055
Purchases of servicer advance investments	(395,813)	—	—
Principal repayments from servicer advance investments	94,644	—	—
Sales of mortgage servicing rights, net	6,452	51,494	43,304
Purchases of excess MSRs	(25,489)	—	—
Net investment in participation in loan warehouse facility	(38,209)	—	—
Other investing activities, net	(10,075)	—	—
Net cash (used in) provided by investing activities	(12,752)	280,378	1,336,717

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands)	Years Ended December 31,
	2018	2017	2016
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	6,975,965	4,895,889	3,918,083
Repayments on short-term debt	(6,711,264)	(4,036,634)	(4,981,547)
Proceeds from issuance of asset-backed securities	1,658,848	567,100	—
Repayments on asset-backed securities issued	(459,171)	(205,163)	(261,351)
Proceeds from issuance of long-term debt	199,000	245,000	771,287
Deferred debt issuance costs	(4,977)	(7,380)	—
Repayments on long-term debt	—	—	(118,146)
Net settlements of derivatives	(291)	(137)	(156)
Net proceeds from issuance of common stock	142,601	302	304
Net payments on repurchase of common stock	(16,315)	(8,417)	(28,073)
Taxes paid on equity award distributions	(4,839)	(4,136)	(7,329)
Dividends paid	(96,802)	(88,299)	(88,465)
Net cash provided by (used in) financing activities	1,682,755	1,358,125	(795,393)
Net increase (decrease) in cash and cash equivalents	58,270	(74,660)	(4,329)
Cash, cash equivalents and restricted cash at beginning of period (1)	146,807	221,467	225,796
Cash, cash equivalents and restricted cash at end of period (1)	$205,077	$146,807	$221,467
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$207,014	$103,279	$87,164
Taxes	10,594	2,746	1,303
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$51,911	$79,662	$9,127
Retention of mortgage servicing rights from loan securitizations and sales	328	7,387	10,060
Consolidation of residential loans held in securitization trust	1,206,645	—	—
Consolidation of residential ABS	978,996	—	—
Consolidation of multifamily loans held in securitization trusts	2,099,916	—	—
Consolidation of multifamily ABS	1,975,324	—	—
Transfers from loans held-for-sale to loans held-for-investment	2,062,809	1,245,430	1,063,860
Transfers from loans held-for-investment to loans held-for-sale	15,717	98,854	359,005
Transfers from residential loans to real estate owned	4,104	4,220	11,632

(1)
Cash, cash equivalents, and restricted cash at December 31, 2018 included cash and cash equivalents of $176 million and restricted cash of $29 million; at December 31, 2017 included cash and cash equivalents of $145 million and restricted cash of $2 million; and at December 31, 2016 included cash and cash equivalents of $213 million and restricted cash of $9 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on making credit-sensitive investments in single-family residential and multifamily mortgages and related assets and engaging in mortgage banking activities. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, as well as through capital appreciation. We operate our business in two segments: Investment Portfolio and Mortgage Banking.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at December 31, 2018 and December 31, 2017, and for the years ended December 31, 2018, 2017, and 2016. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the Company at December 31, 2018 and 2017, and results of operations for all periods presented have been made.
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 where we maintain an ongoing involvement ("Legacy Sequoia"), as well as entities formed in connection with the securitization of Redwood Choice expanded-prime loans beginning in the third quarter of 2017 ("Sequoia Choice"). In addition, we consolidated the assets and liabilities of certain third-party Freddie Mac K-Series securitizations beginning in the third quarter of 2018, and the assets and liabilities of one third-party Freddie Mac SLST securitization beginning in the fourth quarter of 2018. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for the consolidated Sequoia entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 2. Basis of Presentation - (continued)

For financial reporting purposes, the underlying loans owned at the consolidated Sequoia and Freddie Mac SLST entities are shown under Residential loans held-for-investment at fair value, and the underlying loans at the consolidated Freddie Mac K-Series are shown under Multifamily loans held-for-investment, at fair value, on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we recorded interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as other income and expenses associated with these entities' activities. See Note 14 for further discussion on ABS issued.
Beginning in the fourth quarter of 2018, we consolidated two partnerships ("Servicing Investment" entities) through which we have invested in servicing-related assets. We maintain an 80% ownership interest in each entity and have determined that we are the primary beneficiary of these partnerships.
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
December 31, 2018

Note 3. Summary of Significant Accounting Policies - (continued)

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
We elect the fair value option for certain residential loans, interest-only (“IO”) and certain subordinate securities, MSRs, servicer advance investments, and excess MSRs. We generally elect the fair value option for residential loans that are held-for-sale, due to our intent to sell or securitize the loans in the near-term. We elect the fair value option for our IO and certain subordinate securities, and MSRs, for which we generally hedge market interest rate risk. As such, we seek to offset interest rate related changes in the values of these investments with changes in the values of their associated hedges through our consolidated statements of income. In addition, we elect the fair value option for the assets and liabilities of our consolidated Sequoia, Freddie Mac SLST, and Freddie Mac K-Series entities in accordance with GAAP accounting for collateralized financing entities ("CFEs").
See Note 5 for further discussion on the fair value option.
Real Estate Loans
Residential Loans - Held-for-Sale at Fair Value
Residential loans held-for-sale include loans that we are marketing for sale to third parties, including transfers to securitization entities that we plan to sponsor. We generally elect the fair value option for residential loans that we purchase with the intent to sell to third parties or transfer to Sequoia securitizations. Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Changes in fair value for these loans are recurring and are reported through our consolidated statements of income in Mortgage banking activities, net.
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
Residential Loans Held-for-Investment - At Fair Value
Certain loans that were originally purchased with the intent to sell as part of our residential mortgage banking operations, and for which we elected the fair value option at acquisition, were subsequently reclassified to held-for-investment ("HFI") when the loans were transferred to our Federal Home Loan Bank of Chicago ("FHLBC") member subsidiary and pledged as collateral for borrowings made from the FHLBC. As of December 31, 2018, our current intent is to hold these loans for longer-term investment while they are financed by the FHLBC.
In addition, we record residential loans held at consolidated Sequoia and Freddie Mac SLST entities at fair value. In accordance with accounting guidance for CFEs, we use the fair value of the ABS issued by these entities (which we determined to be more observable) to determine the fair value of the loans held at these entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 3. Summary of Significant Accounting Policies - (continued)

Coupon interest for these loans is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Changes in fair value for these loans are recurring and are reported through our consolidated statements of income in Investment fair value changes, net.
Business Purpose Residential Loans at Fair Value
Business purpose residential loans include loans to investors in single-family rental properties ("Single-family rental loans") and loans to investors rehabilitating and reselling or renting residential properties ("Residential bridge loans"). Our single-family rental loans are held-for-sale at fair value, as we have purchased these loans with the intent to sell to third parties or transfer to securitization entities. Residential bridge loans generally have a term of less than two years and are carried as held-for-investment at fair value, as we generally intend to hold these loans to maturity.
Coupon interest for these loans is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status, unless in the case of residential bridge loans, they are both well-secured and in the process of collection. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Changes in fair value are recurring and reported through our consolidated statements of income in Mortgage banking activities, net and Investment fair value changes, net for single-family rental loans and residential bridge loans, respectively.
Multifamily Loans, Held-for-Investment at Fair Value
Multifamily loans are mortgage loans secured by multifamily properties, held in Freddie Mac-sponsored K-series securitization trusts that we consolidate. In accordance with accounting guidance for collateralized financing entities ("CFEs"), we use the fair value of the ABS issued by the Freddie Mac K-Series entities (which we determined to be more observable) to determine the fair value of the loans held at these entities. Coupon interest for these loans is recognized as revenue when earned and deemed collectible or, until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Changes in fair value for the assets and liabilities of these trusts are recurring and are reported through our consolidated statements of income in Investment fair value changes, net.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 3. Summary of Significant Accounting Policies - (continued)

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
See Note 16 for further discussion on the residential repurchase reserves.
Real Estate Securities, at Fair Value
Our securities primarily consist of residential mortgage-backed securities (“RMBS”) as well as commercial mortgage-backed securities, which are primiarly comprised of investments in multifamily securities. We classify our real estate securities as trading or available-for-sale securities.
Nearly all of our residential securities are supported by collateral designated as prime at the time of issuance. Prime residential loans are generally characterized by lower loan-to-value (“LTV”) ratios at the time the loans were originated, and are made to borrowers with higher Fair Isaac Corporation (“FICO”) scores.
The multifamily securities we invest in are primarily subordinate positions in securitizations sponsored by Freddie Mac that are comprised of loans collateralized by multifamily properties. We may also invest in other third-party sponsored commercial mortgage-backed securities.
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
December 31, 2018

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
See Note 9 for further discussion on real estate securities.
Other Investments
Servicer Advance Investments
Our servicer advance investments are comprised of outstanding servicer advances receivable, the requirement to purchase all future servicer advances made with respect to a specified pool of residential mortgage loans and a fee component of the related MSR. We have elected to record these investments at fair value. We recognize income from our servicer advance investments when earned and deemed collectible and record the income as a component of Other interest income in our consolidated statements of income. Our servicer advance investments are marked-to-market on a recurring basis with changes in the fair value reported in Investment fair value changes, net on our consolidated statements of income.
See Note 10 for further discussion on our servicer advance investments.
MSRs
We recognize MSRs through the retention of servicing rights associated with residential mortgage loans that we acquired and subsequently transferred to third parties when the transfer meets the GAAP criteria for sale accounting, or through the direct acquisition of MSRs sold by third parties.
We contract with licensed sub-servicers to perform servicing functions for loans associated with our MSRs. We have elected the fair value option for all of our MSRs, and they are initially recognized and subsequently carried at their estimated fair values. Servicing fee income from MSRs is recorded on a cash basis when received. Net servicing income and changes in the estimated fair value of MSRs are reported in Other income, net on our consolidated statements of income.
See Note 10 for further discussion on MSRs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 3. Summary of Significant Accounting Policies - (continued)

Participation in Loan Warehouse Facility
During 2018, we invested in a subordinated participation in a revolving mortgage loan warehouse facility of one of our loan sellers. We account for this subordinated participation interest as a loan receivable at amortized cost, and all associated interest income is recorded as a component of Other interest income in our consolidated statements of income.
Excess MSRs
Our excess MSR investments represent the right to receive a portion of mortgage servicing cash flows in excess of amounts paid for the underlying mortgage loans to be serviced. As owners of excess MSRs, we are not required to be a licensed servicer, and we are not required to assume any servicing duties, advance obligations or liabilities associated with the loan pool underlying the MSR. We have elected to record these investments at fair value. We recognize income from Excess MSRs when it is earned and deemed collectible and record the income as a component of Other interest income in our consolidated statements of income. Changes in fair value are recurring and are reported through our consolidated statements of income in Investment fair value changes, net.
Investment in 5 Arches
During 2018, we acquired a 20% minority interest in 5 Arches, LLC ("5 Arches"), an originator and asset manager of business purpose residential mortgage loans. We account for our ownership interest in 5 Arches using the equity method of accounting as we are able to exert significant influence over but do not control the activities of the investee. We monitor the financial performance of 5 Arches and periodically evaluate this investment for impairment. We have elected to record our share of earnings or losses from 5 Arches on a one-quarter lag.
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
Restricted Cash
Restricted cash primarily includes cash held in association with borrowings from the Federal Home Loan Bank of Chicago, cash held at our consolidated Servicing Investment entities, and cash associated with our risk-sharing transactions with the Agencies, as well as principal and interest payments that are collateral for, or payable to, owners of ABS issued by consolidated securitization entities.
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
December 31, 2018

Note 3. Summary of Significant Accounting Policies - (continued)

Changes in the fair values of derivatives accounted for as trading instruments, including any associated interest income or expense, are recorded in our consolidated statements of income through Other income, net if they are used to manage risks associated with our MSR investments, through Mortgage banking activities, net if they are used to manage risks associated with our mortgage banking activities, or through Investment fair value changes, net if they are used to manage risks associated with our investments. Valuation changes related to residential LPCs and FSCs are included in Mortgage banking activities, net on our consolidated statements of income.
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
See Note 11 for further discussion on derivative financial instruments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 3. Summary of Significant Accounting Policies - (continued)

Deferred Tax Assets and Liabilities
Our deferred tax assets/liabilities are generated by temporary differences in GAAP and taxable income at our taxable subsidiaries. These differences generally reflect differing accounting treatments for GAAP and tax, such as accounting for mortgage servicing rights, security discount and premium amortization, credit losses, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability as required and establish a deferred tax asset. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is reduced. We may also recognize GAAP income in periods prior to when we recognize income for tax. When this occurs, we establish a deferred tax liability for GAAP. As the income is subsequently realized in future periods for tax, the deferred tax liability is reduced.
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
Other Assets and Other Liabilities
Other assets primarily consists of margin receivable, FHLBC stock, pledged collateral, investment receivable, fixed assets and leasehold improvements, and REO. Other liabilities primarily consists of accrued compensation, payable to minority partner, guarantee obligations, deferred tax liabilities, margin payable, and residential loan and MSR repurchase reserves. See Note 12 for further discussion.
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
Agency Risk-Sharing - Other Assets and Liabilities
During 2014 and 2015, we entered into various risk-sharing arrangements with Fannie Mae and Freddie Mac. Under these arrangements, we committed to assume the first 1.00% or 2.25% (depending on the arrangement) of losses realized on reference pools of conforming residential mortgage loans that we acquired and then sold to the Agencies. As part of these risk-sharing arrangements, during the 10-year term of our first Fannie Mae arrangement, we receive monthly cash payments from Fannie Mae based on the monthly outstanding unpaid principal balance of the reference pool of loans, and for our Freddie Mac and our subsequent Fannie Mae arrangements, the Agencies charged us a reduced guarantee fee for the reference loans we delivered to them in exchange for mortgage-backed securities, which we then sold.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 3. Summary of Significant Accounting Policies - (continued)

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
Income from cash payments received under the first Fannie Mae risk-sharing arrangement and income related to the amortization of the guarantee obligations of all three arrangements are recorded in Other income, net, and market valuation changes of the guarantee asset are recorded in Investment fair value changes, net on our consolidated statements of income.
Our consolidated balance sheets include assets of the special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs and liabilities of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2018 and December 31, 2017, assets of such SPEs totaled $47 million and $48 million, respectively, and liabilities of such SPEs totaled $17 million and $19 million, respectively.
See Note 16 for further discussion on loss contingencies — risk-sharing.
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
Short-Term Debt
Short-term debt includes borrowings under master repurchase agreements, loan warehouse facilities, and other forms of borrowings that expire within one year with various counterparties. These borrowings are typically collateralized by cash, loans, or securities, and in some cases may be unsecured. If the value (as determined by the applicable counterparty) of the collateral securing those borrowings decreases, we may be subject to margin calls during the period the borrowings are outstanding. In instances where we do not satisfy the margin calls within the required time frame, the counterparty may retain the collateral and pursue any outstanding debt amount from us. Short-term debt also includes non-recourse short-term borrowings used to finance servicer advance investments we made beginning in the fourth quarter of 2018.
See Note 13 for further discussion on short-term debt.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 3. Summary of Significant Accounting Policies - (continued)

Asset-Backed Securities Issued
ABS issued represents asset-backed securities issued through the Legacy Sequoia, Sequoia Choice, Freddie Mac K-Series, and Freddie Mac SLST securitization entities. Assets at these entities are held in the custody of securitization trustees and are not owned by Redwood. These trustees collect principal and interest payments (less servicing and related fees) from the assets and make corresponding principal and interest payments to the ABS investors. In accordance with accounting guidance for CFEs, we account for the ABS issued under our consolidated entities at fair value, with periodic changes in fair value recorded in Investment fair value changes, net on our consolidated statements of income.
See Note 14 for further discussion on ABS issued.
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
See Note 15 for further discussion on long-term debt.
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
December 31, 2018

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
See Note 17 for further discussion on equity.
Incentive Plans
In May 2018, our shareholders approved an amendment to the 2014 Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors, which increased the number of shares available under the Incentive Plan. The Incentive Plan provides for the grant of restricted stock, deferred stock, deferred stock units, performance-based awards (including performance stock units), dividend equivalents, stock payments, restricted stock units, and other types of awards to eligible participants. Long-term incentive awards granted under the Incentive Plan generally vest over a three- or four-year period. Awards made under the Incentive Plan to officers and other employees in lieu of the payment in cash of a portion of annual bonuses earned generally vest immediately, but are subject to a three-year mandatory holding period. Deferred stock units and restricted stock have attached dividend equivalent rights, resulting in the payment of dividend equivalents each time we pay a common stock dividend. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately. The cost of the awards is generally amortized over the vesting period on a straight-line basis. Upon adoption of ASU 2016-09 in 2016, we elected to begin accounting for forfeitures on employee equity awards as they occur.
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
Executive Deferred Compensation Plan
In 2018, our Board of Directors approved an amendment to our 2002 Executive Deferred Compensation Plan (“EDCP”) to increase the number of shares available to non-employee directors to defer certain cash payments and dividends into DSUs. The EDCP allows eligible employees and directors to defer portions of current salary and certain other forms of compensation. The Company matches some deferrals. Compensation deferred under the EDCP is recorded as a liability on our consolidated balance sheets. The EDCP allows for the investment of deferrals in either an interest crediting account or DSUs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 3. Summary of Significant Accounting Policies - (continued)

401(k) Plan
We offer a tax-qualified 401(k) Plan to all employees for retirement savings. Under this Plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) Plan contribution limit set forth by the Internal Revenue Service. We match some employee contributions to encourage participation and to provide a retirement planning benefit to employees. Plan matching contributions made by the Company for the years ended December 31, 2018, 2017, and 2016 were $0.6 million, $0.5 million, and $0.6 million, respectively. Vesting of the 401(k) Plan matching contributions is based on the employee’s tenure at the Company, and over time an employee becomes increasingly vested in matching contributions.
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
See Note 22 for further discussion on taxes.
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
December 31, 2018

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
December 31, 2018

Note 3. Summary of Significant Accounting Policies - (continued)

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
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This new guidance amends previous guidance to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. Additionally, in October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes," which permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in this update are required to be adopted concurrently with the amendments in ASU 2017-12. We plan to adopt this new guidance by the required date and we do not anticipate that this update will have a material impact on our consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses." This new guidance provides a new impairment model that is based on expected losses rather than incurred losses to determine the allowance for credit losses. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which clarifies the scope of the amendments in ASU 2016-13. We currently have only a small balance of loans receivable that are not carried at fair value and would be subject to this new guidance for allowance for credit losses. Separately, we account for our available-for-sale securities under the other-than-temporary impairment ("OTTI") model for debt securities. This new guidance requires that credit impairments on our available-for-sale securities be recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. Subsequent reversals in credit loss estimates are recognized in income. We plan to adopt this new guidance by the required date and continue to evaluate the impact that this update will have on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 3. Summary of Significant Accounting Policies - (continued)

In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. This new guidance retains a dual lease accounting model, which requires leases to be classified as either operating or capital leases for lessees, for purposes of income statement recognition. This new guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," which provides more specific guidance on certain aspects of Topic 842. Additionally, in July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements." This new ASU introduces an additional transition method which allows entities to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As discussed in Note 16, our only material leases are those related to our leased office space, for which future payments under these leases totaled $16 million at December 31, 2018. Upon adoption of this standard in the first quarter of 2019, we will record a right-of-use asset and lease liability equal to the present value of these future lease payments discounted at our incremental borrowing rate. Based on our initial evaluation of this new guidance, and taking into consideration our current in-place leases, we do not expect that its adoption will have a material impact on our consolidated financial statements.
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at December 31, 2018 and December 31, 2017.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2018 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$28,211	$—	$28,211	$(28,211)	$—	$—
TBAs	4,665	—	4,665	(3,391)	(835)	439
Total Assets	$32,876	$—	$32,876	$(31,602)	$(835)	$439

Liabilities (2)
Interest rate agreements	$(70,908)	$—	$(70,908)	$28,211	$42,697	$—
TBAs	(13,215)	—	(13,215)	3,391	5,620	(4,204)
Loan warehouse debt	(860,650)	—	(860,650)	860,650	—	—
Security repurchase agreements	(988,890)	—	(988,890)	988,890	—	—
Total Liabilities	$(1,933,663)	$—	$(1,933,663)	$1,881,142	$48,317	$(4,204)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
December 31, 2018

Note 4. Principles of Consolidation - (continued)

Analysis of Consolidated VIEs
As of December 31, 2018, we consolidated our Legacy Sequoia and Sequoia Choice securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Additionally, beginning in the second half of 2018, we consolidated certain third-party Freddie Mac K-Series securitization entities and the Freddie Mac SLST securitization entity that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for the consolidated Sequoia entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At December 31, 2018, the estimated fair value of our investments in the consolidated Legacy Sequoia, Sequoia Choice, Freddie Mac SLST, and Freddie Mac K-Series entities was $12 million, $196 million, $230 million and $126 million, respectively.
Beginning in the fourth quarter of 2018, we consolidated two partnerships formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At December 31, 2018, we held an 80% ownership interest in, and were the managing member of, each entity. See Note 10 for a further description of these entities and the investments they hold and Note 12 for additional information on the minority partner’s interest. Additionally, at December 31, 2018, we consolidated an entity that was formed to finance servicing advances, that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicing advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 13 for additional information on the servicer advance financing. At December 31, 2018, the estimated fair value of our investment in the Servicing Investment entities was $57 million.
The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

December 31, 2018	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$519,958	$2,079,382	$1,222,669	$—	$—	$3,822,009
Multifamily loans, held-for-investment	—	—	—	2,144,598	—	2,144,598
Other investments	—	—	—	—	312,688	312,688
Restricted cash	146	1,022	—	—	25,363	26,531
Accrued interest receivable	822	8,988	3,926	6,595	1,091	21,422
REO	3,943	—	—	—	—	3,943
Total Assets	$524,869	$2,089,392	$1,226,595	$2,151,193	$339,142	$6,331,191
Short-term debt	$—	$—	$—	$—	$262,740	$262,740
Accrued interest payable	571	7,180	2,907	6,239	483	17,380
Accrued expenses and other liabilities	—	1,022	—	—	18,592	19,614
Asset-backed securities issued	512,240	1,885,010	993,748	2,019,075	—	5,410,073
Total Liabilities	$512,811	$1,893,212	$996,655	$2,025,314	$281,815	$5,709,807

Number of VIEs	20	6	1	3	3	33

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4. Principles of Consolidation - (continued)

December 31, 2017	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$632,817	$620,062	$—	$—	$—	$1,252,879
Restricted cash	147	4	—	—	—	151
Accrued interest receivable	867	2,524	—	—	—	3,391
REO	3,353	—	—	—	—	3,353
Total Assets	$637,184	$622,590	$—	$—	$—	$1,259,774
Accrued interest payable	$537	$2,031	$—	$—	$—	$2,568
Accrued expenses and other liabilities	—	4	—	—	—	4
Asset-backed securities issued	622,445	542,140	—	—	—	1,164,585
Total Liabilities	$622,982	$544,175	$—	$—	$—	$1,167,157

Number of VIEs	20	2	—	—	—	22
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
Beginning in the third quarter of 2018, we consolidated the assets and liabilities of certain Freddie Mac K-Series securitization trusts resulting from our investment in subordinate securities issued by these trusts. Additionally, in the fourth quarter of 2018, we consolidated the assets and liabilities of a Freddie Mac SLST securitization trust resulting from our investment in subordinate securities issued by this trust. During the fourth quarter of 2018, we consolidated the assets and liabilities of Servicing Investment entities from our investment in servicer advance investments and excess MSRs. In each case, we maintain certain discretionary rights associated with the ownership of these investments that we determined reflected a controlling financial interest, as we have both the power to direct the activities that most significantly impact the economic performance of the VIEs and the right to receive benefits of and the obligation to absorb losses from the VIEs that could potentially be significant to the VIEs.
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 44 Sequoia securitization entities sponsored by us and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4. Principles of Consolidation - (continued)

During the years ended December 31, 2018 and 2017, we transferred residential loans to eight and seven Sequoia securitization entities sponsored by us, respectively, and accounted for these transfers as sales for financial reporting purposes. The following table presents information related to securitization transactions that occurred during the years ended December 31, 2018 and 2017.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2018	2017
Principal balance of loans transferred	$3,188,358	$2,573,789
Trading securities retained, at fair value	52,859	66,321
AFS securities retained, at fair value	7,739	13,341
MSRs recognized	—	7,123
The following table summarizes the cash flows during the years ended December 31, 2018 and 2017 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2018	2017
Proceeds from new transfers	$3,175,900	$2,563,499
MSR fees received	13,417	14,302
Funding of compensating interest, net	(122)	(151)
Cash flows received on retained securities	28,614	27,156
The following table presents the key weighted average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during 2018 and 2017.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Year Ended December 31, 2018			Year Ended December 31, 2017
At Date of Securitization	MSRs	Senior IO Securities	Subordinate Securities	MSRs	Senior IO Securities	Subordinate Securities
Prepayment rates	N/A	9%	10%	9%	10%	10%
Discount rates	N/A	14%	5%	11%	14%	5%
Credit loss assumptions	N/A	0.20%	0.20%	N/A	0.25%	0.25%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4. Principles of Consolidation - (continued)

The following table presents additional information at December 31, 2018 and December 31, 2017, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	December 31, 2018	December 31, 2017
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$129,111	$101,426
Subordinate securities, classified as AFS	162,314	219,255
Mortgage servicing rights	58,572	60,980
Maximum loss exposure (1)	$349,997	$381,661
Assets transferred:
Principal balance of loans outstanding	$10,580,216	$8,364,148
Principal balance of loans 30+ days delinquent	21,805	27,926

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at December 31, 2018 and December 31, 2017.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

December 31, 2018	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2018	$58,572	$61,178	$230,247
Expected life (in years) (2)	8	7	15
Prepayment speed assumption (annual CPR) (2)	7%	10%	9%
Decrease in fair value from:
10% adverse change	$1,668	$2,151	$201
25% adverse change	4,027	5,127	1,372
Discount rate assumption (2)	11%	12%	6%
Decrease in fair value from:
100 basis point increase	$2,323	$2,190	$21,982
200 basis point increase	4,493	4,226	40,641
Credit loss assumption (2)	N/A	0.20%	0.20%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,387
25% higher losses	N/A	—	3,471

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4. Principles of Consolidation - (continued)

December 31, 2017	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2017	$60,980	$33,773	$286,908
Expected life (in years) (2)	8	6	13
Prepayment speed assumption (annual CPR) (2)	9%	10%	11%
Decrease in fair value from:
10% adverse change	$2,022	$1,371	$611
25% adverse change	4,839	3,289	1,506
Discount rate assumption (2)	11%	11%	5%
Decrease in fair value from:
100 basis point increase	$2,386	$1,158	$25,827
200 basis point increase	4,597	2,265	47,885
Credit loss assumption (2)	N/A	0.25%	0.25%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,551
25% higher losses	N/A	—	3,873

(1)	Senior securities included $61 million and $34 million of interest-only securities at December 31, 2018 and December 31, 2017, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at December 31, 2018, grouped by asset type.
Table 4.7 – Third-Party Sponsored VIE Summary

(Dollars in Thousands)	December 31, 2018
Mortgage-Backed Securities
Senior	$185,107
Mezzanine	547,249
Subordinate	428,713
Total Mortgage-Backed Securities	1,161,069
Excess MSR	15,092
Total Investments in Third-Party Sponsored VIEs	$1,176,161
We determined that we are not the primary beneficiary of these third-party VIEs, as we do not have the required power to direct the activities that most significantly impact the economic performance of these entities. Specifically, we do not service or manage these entities or otherwise solely hold decision making powers that are significant. As a result of this assessment, we do not consolidate any of the underlying assets and liabilities of these third-party VIEs – we only account for our specific interests in them.
Our assessments of whether we are required to consolidate a VIE may change in subsequent reporting periods based upon changing facts and circumstances pertaining to each VIE. Any related accounting changes could result in a material impact to our financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
December 31, 2018

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2018 and December 31, 2017.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$1,048,690	$1,048,690	$1,427,052	$1,427,052
At lower of cost or fair value	111	131	893	993
Residential loans, held-for-investment	6,205,941	6,205,941	3,687,265	3,687,265
Business purpose residential loans	141,258	141,258	—	—
Multifamily loans	2,144,598	2,144,598	—	—
Trading securities	1,118,612	1,118,612	968,844	968,844
Available-for-sale securities	333,882	333,882	507,666	507,666
Servicer advance investments (1)	300,468	300,468	—	—
MSRs (1)	60,281	60,281	63,598	63,598
Participation in loan warehouse facility (1)	39,703	39,703	—	—
Excess MSRs (1)	27,312	27,312	—	—
Cash and cash equivalents	175,764	175,764	144,663	144,663
Restricted cash	29,313	29,313	2,144	2,144
Accrued interest receivable	47,105	47,105	27,013	27,013
Derivative assets	35,789	35,789	15,718	15,718
REO (2)	3,943	4,396	3,354	3,806
Margin receivable (2)	100,773	100,773	85,044	85,044
FHLBC stock (2)	43,393	43,393	43,393	43,393
Guarantee asset (2)	2,618	2,618	2,869	2,869
Pledged collateral (2)	42,433	42,433	42,615	42,615
Liabilities
Short-term debt facilities	$1,937,920	$1,937,920	$1,688,412	$1,688,412
Short-term debt - servicer advance financing	262,740	262,740	—	—
Accrued interest payable	42,528	42,528	18,435	18,435
Margin payable (3)	835	835	390	390
Guarantee obligation (3)	16,711	16,774	19,487	18,878
Derivative liabilities	84,855	84,855	63,081	63,081
ABS issued at fair value	5,410,073	5,410,073	1,164,585	1,164,585
FHLBC long-term borrowings	1,999,999	1,999,999	1,999,999	1,999,999
Convertible notes, net	633,196	618,271	686,759	692,369
Trust preferred securities and subordinated notes, net	138,582	102,533	138,535	103,230

(1)	These investments are included in Other investments on our consolidated balance sheets.

(2)	These assets are included in Other assets on our consolidated balance sheets.

(3)	These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Fair Value of Financial Instruments - (continued)

During the years ended December 31, 2018 and 2017, we elected the fair value option for $109 million and $47 million of residential senior securities, $545 million and $594 million of subordinate securities, and $8.38 billion and $5.64 billion of residential loans (principal balance). Additionally, during the year ended December 31, 2018, we elected the fair value option for $168 million of business purpose residential loans (principal balance), $2.13 billion of multifamily loans (principal balance), $396 million of servicer advance investments, and $25 million of excess MSRs. We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to securitizations, as well as for business purpose residential loans, and for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at December 31, 2018 and December 31, 2017, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2018	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$7,254,631	$—	$—	$7,254,631
Business purpose residential loans	141,258	—	—	141,258
Multifamily loans	2,144,598	—	—	2,144,598
Trading securities	1,118,612	—	—	1,118,612
Available-for-sale securities	333,882	—	—	333,882
Servicer advance investments	300,468	—	—	300,468
MSRs	60,281	—	—	60,281
Excess MSRs	27,312	—	—	27,312
Derivative assets	35,789	4,665	28,211	2,913
Pledged collateral	42,433	42,433	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	2,618	—	—	2,618

Liabilities
Derivative liabilities	$84,855	$13,215	$70,908	$732
ABS issued	5,410,073	—	—	5,410,073

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Fair Value of Financial Instruments - (continued)

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
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2018 and December 31, 2017.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Residential Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	MSRs	Excess MSRs	Guarantee Asset
(In Thousands)
Beginning balance - December 31, 2017	$5,114,317	$—	$—	$968,844	$507,666	$—	$63,598	$—	$2,869
Acquisitions	8,338,724	167,777	2,099,916	653,739	7,739	395,813	328	25,489	—
Sales	(5,425,168)	—	—	(438,304)	(143,644)	—	(1,077)	—	—
Principal paydowns	(814,122)	(27,382)	(1,873)	(40,050)	(44,446)	(94,644)	—	—	—
Gains (losses) in net income, net	44,627	863	46,555	(8,436)	41,051	(701)	(2,568)	1,823	(251)
Unrealized losses in OCI, net	—	—	—	—	(34,484)	—	—	—	—
Other settlements, net (2)	(3,747)	—	—	(17,181)	—	—	—	—	—
Ending balance - December 31, 2018	$7,254,631	$141,258	$2,144,598	$1,118,612	$333,882	$300,468	$60,281	$27,312	$2,618

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Fair Value of Financial Instruments - (continued)

Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

		Liabilities
	Derivatives (1)	ABS Issued
(In Thousands)
Beginning balance - December 31, 2017	$1,714	$1,164,585
Acquisitions	—	4,613,168
Principal paydowns	—	(459,173)
Gains (losses) in net income, net	(1,214)	91,493
Other settlements, net (2)	1,681	—
Ending balance - December 31, 2018	$2,181	$5,410,073

	Assets						Liabilities
(In Thousands)	Residential Loans	Trading Securities	AFS Securities	MSRs	Guarantee Asset	Derivatives (1)	ABS Issued
Beginning balance - December 31, 2016	$3,886,845	$445,687	$572,752	$118,526	$4,092	$(486)	$773,462
Acquisitions	5,741,427	640,760	39,700	8,026	—	—	567,099
Sales	(3,982,683)	(137,886)	(90,440)	(52,788)	—	—	—
Principal paydowns	(573,168)	(19,224)	(58,554)	—	—	—	(205,163)
Gains (losses) in net income, net	46,119	39,507	31,892	(10,166)	(1,223)	37,220	29,187
Unrealized gains in OCI, net	—	—	12,316	—	—	—	—
Other settlements, net (2)	(4,223)	—	—	—	—	(35,020)	—
Ending balance - December 31, 2017	$5,114,317	$968,844	$507,666	$63,598	$2,869	$1,714	$1,164,585

(1)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase and forward sale commitments, are presented on a net basis.

(2)
Other settlements, net for residential loans represents the transfer of loans to REO, and for derivatives, the settlement of forward sale commitments and the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans. Other settlements, net for our trading securities relates to the consolidation of the Freddie Mac K-Series entities during the second half of 2018.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at December 31, 2018, 2017, and 2016. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the years ended December 31, 2018, 2017, and 2016 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2018, 2017, and 2016 Included in Net Income

	Included in Net Income
	Years Ended December 31,
(In Thousands)	2018	2017	2016
Assets
Residential loans at Redwood	$(17,757)	$523	$(17,370)
Residential loans at consolidated Sequoia entities	24,799	17,727	(14,391)
Residential loans at consolidated Freddie Mac SLST entity	21,295	—	—
Business purpose residential loans	445	—	—
Multifamily loans at consolidated Freddie Mac K-Series entities	46,555	—	—
Trading securities	(12,256)	28,612	7,184
Available-for-sale securities	(89)	(1,011)	(368)
Servicer advance investments	(702)	—	—
MSRs	1,942	1,277	42,964
Excess MSRs	1,824	—	—
Loan purchase commitments	2,913	3,243	—
Loan forward sale commitments	—	2,177	—
Other assets - Guarantee asset	(251)	(1,223)	(1,605)

Liabilities
Loan purchase commitments	$(732)	$(3,706)	$(486)
ABS issued	(71,468)	(29,187)	8,275

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents information on assets recorded at fair value on a non-recurring basis at December 31, 2018 and December 31, 2017. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at December 31, 2018 and December 31, 2017.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

					Gain (Loss) for Year Ended
December 31, 2018	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2018
Assets
REO	$2,225	$—	$—	$2,225	$(131)

					Gain (Loss) for Year Ended
December 31, 2017	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2017
Assets
Residential loans, at lower of cost or fair value	$854	$—	$—	$854	$22
REO	2,034	—	—	2,034	(393)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the years ended December 31, 2018, 2017, and 2016.
Table 5.6 – Market Valuation Gains and Losses, Net

	Years Ended December 31,
(In Thousands)	2018	2017	2016
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$23,144	$31,493	$5,786
Single-family rental loans held-for-sale, at fair value	453	—	—
Residential loan purchase and forward sale commitments	(1,336)	37,880	25,613
Commercial loans, at fair value	—	—	433
Sequoia securities	—	—	1,455
Risk management derivatives, net	34,739	(17,529)	3,158
Total mortgage banking activities, net (1)	$57,000	$51,844	$36,445
Investment Fair Value Changes, Net
Residential loans held-for-investment at Redwood	$(29,573)	$(5,765)	$(23,102)
Residential bridge loans held-for-investment	(29)	—	—
Trading securities	(8,055)	39,526	9,666
Commercial loans held-for-sale	—	300	(307)
Servicer advance investments	(701)	—	—
Excess MSRs	1,823	—	—
Net investments in Legacy Sequoia entities (2)	(1,016)	(8,027)	(4,200)
Net investments in Sequoia Choice entities (2)	443	(323)	—
Net investment in Freddie Mac SLST entity (2)	1,271	—	—
Net investments in Freddie Mac K-Series entities (2)	931	—	—
Risk-sharing investments	(434)	(1,484)	(1,151)
Risk management derivatives, net	9,740	(12,842)	(9,112)
Impairments on AFS securities	(89)	(1,011)	(368)
Total investment fair value changes, net	$(25,689)	$10,374	$(28,574)
Other Income, Net
MSRs	$(2,508)	$(10,166)	$(36,372)
Risk management derivatives, net	(4,734)	(568)	15,584
Total other income, net (3)	$(7,242)	$(10,734)	$(20,788)
Total Market Valuation Gains (Losses), Net	$24,069	$51,484	$(12,917)

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
December 31, 2018

Note 5. Fair Value of Financial Instruments - (continued)

Valuation Policy
We maintain policies that specify the methodologies we use to value different types of financial instruments. Significant changes to the valuation methodologies are reviewed by members of senior management to confirm the changes are appropriate and reasonable. Valuations based on information from external sources are performed on an instrument-by-instrument basis with the resulting amounts analyzed individually against internal calculations as well as in the aggregate by product type classification. Initial valuations are performed by our portfolio management groups using the valuation processes described below. Our finance department then independently reviews all fair value estimates using available market, portfolio, and industry information to ensure they are reasonable. Finally, members of senior management review all fair value estimates, including an analysis of the methodology and valuation changes from prior reporting periods.
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
December 31, 2018

Note 5. Fair Value of Financial Instruments - (continued)

The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

December 31, 2018	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets
Residential loans, at fair value:
Jumbo fixed rate loans	$2,738,346	Whole loan spread to TBA price	$1.89	-	$2.52		$2.21
		Whole loan spread to swap rate	70	-	220	bps	200	bps

Jumbo hybrid loans	396,274	Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate	50	-	125	bps	86	bps

Jumbo loans committed to sell	298,002	Whole loan committed sales price	$100.69	-	$101.66		$100.70

Loans held by Legacy Sequoia (1)	519,958	Liability price			N/A		N/A

Loans held by Sequoia Choice (1)	2,079,382	Liability price			N/A		N/A

Loans held by Freddie Mac SLST	1,222,669	Liability price			N/A		N/A

Business purpose residential loans:
Single-family rental loans	28,460	IO discount rate	12	-	12%		12%
		Prepayment rate (annual CPR)	2	-	10%		3%
		Senior credit spread	115	-	115	bps	115	bps
		Subordinate credit spread	165	-	994	bps	302	bps
		Senior credit support	32	-	32%		32%

Residential bridge loans	112,798	Discount rate	7		8%		7%

Multifamily loans held by Freddie Mac K-Series (1)	2,144,598	Liability price			N/A		N/A

Trading and AFS securities	1,452,494	Discount rate	3	-	14%		6%
		Prepayment rate (annual CPR)	—	-	60%		10%
		Default rate	—	-	27%		2%
		Loss severity	—	-	40%		21%

Servicer advance investments	300,468	Discount rate	5	-	5%		5%
		Prepayment rate (annual CPR)	8	-	16%		14%
		Expected remaining life (2)	1	-	1	year	1	year
		Mortgage servicing amount	7	-	14	bps	10	bps

MSRs	60,281	Discount rate	11	-	29%		11%
		Prepayment rate (annual CPR)	4	-	29%		7%
		Per loan annual cost to service	$82	-	$82		$82

Excess MSRs	27,312	Discount rate	12	-	19%		17%
		Prepayment rate (annual CPR)	8	-	15%		11%
		Excess mortgage servicing amount	7	-	18	bps	11	bps

Guarantee asset	2,618	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	8	-	8%		8%

REO	2,225	Loss severity	2	-	50%		18%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Fair Value of Financial Instruments - (continued)

Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

December 31, 2018	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets (continued)
Loan purchase commitments, net	$2,181	MSR multiple	0.8	-	4.9	x	2.7	x
		Pull-through rate	10	-	98%		69%
		Whole loan spread to TBA price	$1.89	-	$2.52		$2.51
		Whole loan spread to swap rate - fixed rate	70	-	220	bps	198	bps
		Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate - hybrid	60	-	100	bps	77	bps
Liabilities
ABS issued (1)
At consolidated Sequoia entities	2,397,250	Discount rate	4	-	15%		4%
		Prepayment rate (annual CPR)	8	-	50%		18%
		Default rate	—	-	14%		2%
		Loss severity	20	-	44%		21%

At consolidated Freddie Mac SLST entity	993,748	Discount rate	3	-	4%		3%
		Prepayment rate (annual CPR)	6	-	6%		6%
		Default rate	2	-	2%		2%
		Loss severity	30	-	30%		30%

At consolidated Freddie Mac K-Series entities	2,019,075	Discount rate	3	-	9%		3%
		Prepayment rate (annual CPR)	—	-	—%		—%
		Default rate	1	-	1%		1%
		Loss severity	20	-	20%		20%

(1)
The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.

(2)	Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Fair Value of Financial Instruments - (continued)

Residential loans at Redwood
Estimated fair values for residential loans are determined using models that incorporate various observable inputs, including pricing information from whole loan sales and securitizations. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed TBA prices and indexed swap rates for fixed-rate loans and indexed swap rates for hybrid loans (Level 3). Pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices for senior RMBS and indexed swap rates for subordinate RMBS, and credit support levels (Level 3). Other unobservable inputs also include assumed future prepayment rates. Observable inputs include benchmark interest rates, swap rates, and TBA prices. These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions.
Residential and multifamily loans at consolidated entities
We have elected to account for our consolidated securitization entities as collateralized financing entities in accordance with GAAP. A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allow companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we use the fair value of the ABS issued by the CFEs (which we determined to be more observable) to determine the fair value of the loans held at these entities, whereby the net assets we consolidate in our financial statements related to these entities represent the estimated fair value of our retained interests in the CFEs.
Business purpose residential loans
Business purpose residential loans include single-family rental loans and residential bridge loans that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs.
Prices for our single-family rental loans are determined using market comparable information. Significant inputs obtained from market activity include indicative spreads to indexed swap rates for senior and subordinate MBS, IO MBS discount rates, senior credit support levels, and assumed future prepayment rates (Level 3). These assets would generally decrease in value based upon an increase in the credit spread or prepayment speed assumptions.
Prices for our residential bridge loans are determined using discounted cash flow modeling, which incorporates a primary significant unobservable input of discount rate. These assets would generally decrease in value based upon an increase in the discount rate.
Real estate securities
Real estate securities include residential, multifamily, and other mortgage-backed securities that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators that are factored into the analysis include bid/ask spreads, the amount and timing of credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate and loss severity. The estimated fair value of our securities would generally decrease based upon an increase in discount rate, default rates, loss severities, or a decrease in prepayment rates.
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at December 31, 2018, we received dealer price indications on 85% of our securities, representing 93% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
LPC and FSC fair values for residential jumbo and single-family rental loans are estimated based on the estimated fair values of the underlying loans (as described in "Residential loans at Redwood" and "Business Purpose Residential Loans" above). In addition, fair values for LPCs are estimated based on the probability that the mortgage loan will be purchased (the "Pull-through rate") (Level 3).
For other derivatives, valuations are based on various factors such as liquidity, bid/ask spreads, and credit considerations for which we rely on available market inputs. In the absence of such inputs, management’s best estimate is used (Level 3).
Servicer advance investments
Estimated fair values for servicer advance investments are determined through internal pricing models that estimate future cash flows and utilize certain significant inputs that are considered unobservable and are therefore Level 3 in nature. Our estimations of cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances, the recovery of advances, and the right to a portion of the associated mortgage servicing fee. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included prepayment rate (of the loans underlying the investments), mortgage servicing amount (the amount of underlying servicing income expected to be received), servicer advance WAL (the weighted-average expected remaining life of servicer advances), and discount rate. These assets would generally decrease in value based upon an increase in prepayment rates, an increase in servicer advance WAL, or an increase in discount rate, or a decrease in mortgage servicing amount.
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
Excess MSRs
Estimated fair values for excess MSRs are determined through internal pricing models that estimate future cash flows and utilize certain significant inputs that are considered unobservable and are therefore Level 3 in nature. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included prepayment rate (of the loans underlying the investments), excess mortgage servicing amount (the amount of excess servicing income expected to be received), and discount rate. These assets would generally decrease in value based upon an increase in prepayment rates or discount rate, or a decrease in excess mortgage servicing amount.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Restricted cash
Restricted cash primarily includes interest-earning cash balances related to risk-sharing transactions with the Agencies, cash held in association with borrowings from the FHLBC, cash held at Servicing Investment entities, and cash held at consolidated Sequoia entities for the purpose of distribution to investors and reinvestment. Due to the short-term nature of the restrictions, fair values approximate carrying values (Level 1).
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
Short-term debt
Short-term debt includes our credit facilities for residential and business purpose residential loans and real estate securities as well as non-recourse short-term borrowings used to finance servicer advance investments. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 2).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5. Fair Value of Financial Instruments - (continued)

ABS issued
ABS issued includes asset-backed securities issued through the Legacy Sequoia and Sequoia Choice securitization entities, as well as securities issued by certain third-party Freddie Mac K-Series and SLST securitization entities which we consolidate. These instruments are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators factored into the analysis include bid/ask spreads, the amount and timing of collateral credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate, loss severity and credit support. A decrease in credit losses or discount rates, or an increase in prepayment rates, would generally cause the fair value of the ABS issued to decrease (i.e., become a larger liability).
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at December 31, 2018 and December 31, 2017.
Table 6.1 – Classifications and Carrying Values of Residential Loans

December 31, 2018		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale
At fair value	$1,048,690	$—	$—	$—	$1,048,690
At lower of cost or fair value	111	—	—	—	111
Total held-for-sale	1,048,801	—	—	—	1,048,801
Held-for-investment at fair value	2,383,932	519,958	2,079,382	1,222,669	6,205,941
Total Residential Loans	$3,432,733	$519,958	$2,079,382	$1,222,669	$7,254,742

December 31, 2017		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale
At fair value	$1,427,052	$—	$—	$—	$1,427,052
At lower of cost or fair value	893	—	—	—	893
Total held-for-sale	1,427,945	—	—	—	1,427,945
Held-for-investment at fair value	2,434,386	632,817	620,062	—	3,687,265
Total Residential Loans	$3,862,331	$632,817	$620,062	$—	$5,115,210
At December 31, 2018, we owned mortgage servicing rights associated with $2.62 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 6. Residential Loans - (continued)

Residential Loans Held-for-Sale
At Fair Value
At December 31, 2018, we owned 1,484 loans held-for-sale at fair value with an aggregate unpaid principal balance of $1.03 billion and a fair value of $1.05 billion, compared to 2,009 loans with an aggregate unpaid principal balance of $1.41 billion and a fair value of $1.43 billion at December 31, 2017. At December 31, 2018, one of these loans with a fair value of $0.6 million was greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2017, one of these loans with a fair value of $0.5 million was greater than 90 days delinquent and none of these loans were in foreclosure.
During the years ended December 31, 2018 and 2017, we purchased $7.07 billion and $5.64 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $7.11 billion and $4.21 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $23 million and $31 million, respectively, through Mortgage banking activities, net on our consolidated statements of income. At December 31, 2018, loans held-for-sale with a market value of $935 million were pledged as collateral under short-term borrowing agreements.
At Lower of Cost or Fair Value
At December 31, 2018 and December 31, 2017, we held two and four residential loans, respectively, at the lower of cost or fair value with $0.1 million and $1 million in outstanding principal balance, respectively, and carrying values of $0.1 million and $1 million, respectively. At December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure. At December 31, 2017, one of these loans with an unpaid principal balance of $0.3 million was greater than 90 days delinquent and none of these loans were in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At December 31, 2018, we owned 3,296 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.39 billion and a fair value of $2.38 billion, compared to 3,292 loans with an aggregate unpaid principal balance of $2.41 billion and a fair value of $2.43 billion at December 31, 2017. At December 31, 2018, two of these loans with a total fair value of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
During the years ended December 31, 2018 and 2017, we transferred loans with a fair value of $286 million and $600 million, respectively, from held-for-sale to held-for-investment. During the years ended December 31, 2018 and 2017, we transferred loans with a fair value of $16 million and $99 million, respectively, from held-for-investment to held-for-sale.
During the years ended December 31, 2018 and 2017, we recorded net market valuation losses of $30 million and $5 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At December 31, 2018, loans with a fair value of $2.38 billion were pledged as collateral under a borrowing agreement with the FHLBC.
The outstanding loans held-for-investment at Redwood at December 31, 2018 were prime-quality, first-lien loans, of which 96% were originated between 2013 and 2018, and 4% were originated in 2012 and prior years. The weighted average Fair Isaac Corporation ("FICO") score of borrowers backing these loans was 768 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 66% (at origination). At December 31, 2018, these loans were comprised of 87% fixed-rate loans with a weighted average coupon of 4.12%, and the remainder were hybrid or ARM loans with a weighted average coupon of 4.23%.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 6. Residential Loans - (continued)

At Consolidated Legacy Sequoia Entities
At December 31, 2018, we consolidated 2,641 held-for-investment loans at consolidated Legacy Sequoia entities, with an aggregate unpaid principal balance of $545 million and a fair value of $520 million, as compared to 3,178 loans at December 31, 2017, with an aggregate unpaid principal balance of $698 million and a fair value of $633 million. At origination, the weighted average FICO score of borrowers backing these loans was 728, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality.
At December 31, 2018 and December 31, 2017, the unpaid principal balance of loans at consolidated Sequoia entities delinquent greater than 90 days was $14 million and $25 million, respectively, of which the unpaid principal balance of loans in foreclosure was $5 million and $10 million, respectively. During the years ended December 31, 2018 and 2017, we recorded net market valuation gains of $37 million and $23 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the associated ABS issued. The net impact to our income statement associated with our retained economic investment in the Legacy Sequoia securitization entities is presented in Note 5.
At Consolidated Sequoia Choice Entities
At December 31, 2018, we consolidated 2,800 held-for-investment loans at consolidated Sequoia Choice entities, with an aggregate unpaid balance of $2.04 billion and a fair value of $2.08 billion, as compared to 806 loans at December 31, 2017, with an aggregate unpaid principal balance of $605 million and a fair value of $620 million. At origination, the weighted average FICO score of borrowers backing these loans was 744, the weighted average LTV ratio of these loans was 75%, and the loans were all first lien and prime-quality. At December 31, 2018, three of these loans with an unpaid principal balance of $2 million were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2017, none of these loans were greater than 90 days delinquent or in foreclosure.
During the years ended December 31, 2018 and 2017, we transferred loans with a fair value of $1.78 billion and $646 million, respectively, from held-for-sale to held-for-investment associated with Choice securitizations. During the years ended December 31, 2018 and 2017, we recorded net market valuation losses of $13 million and $5 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with Choice securitizations. The net impact to our income statement associated with our retained economic investment in the Sequoia Choice securitization entities is presented in Note 5.
At Consolidated Freddie Mac SLST Entity
During the fourth quarter of 2018, we invested in subordinate securities issued by a Freddie Mac SLST securitization trust and were required to consolidate the underlying seasoned re-performing and non-performing residential loans owned at this entity for financial reporting purposes in accordance with GAAP. At securitization, which occurred during the fourth quarter of 2018, each of these mortgage loans is a fully amortizing, fixed- or step-rate, first-lien loan that has been modified. At December 31, 2018, we consolidated 7,900 held-for-investment loans at the consolidated Freddie Mac SLST entity, with an aggregate unpaid balance of $1.31 billion and a fair value of $1.22 billion. We did not own or consolidate any residential loans held at the Freddie Mac SLST entity at December 31, 2017. At securitization, which occurred during the fourth quarter of 2018, the weighted average FICO score of borrowers backing these loans was 598 and the weighted average LTV ratio of these loans was 68%. At December 31, 2018, 306 of these loans with an unpaid principal balance of $51 million were greater than 90 days delinquent and none of these loans were in foreclosure.
During the year ended December 31, 2018, we recorded a net market valuation gain of $21 million on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with the Freddie Mac SLST securitization. The net impact to our income statement associated with our economic investment in the Freddie Mac SLST securitization entity is presented in Note 5.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 6. Residential Loans - (continued)

Residential Loan Characteristics
The following table presents the geographic concentration of residential loans recorded on our consolidated balance sheets at December 31, 2018 and December 31, 2017.
Table 6.2 – Geographic Concentration of Residential Loans

	December 31, 2018
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment at Legacy Sequoia	Held-for- Investment at Sequoia Choice	Held-for-Investment at Freddie Mac SLST	Held-for- Investment at FVO
California	40%	19%	39%	12%	47%
Washington	10%	1%	7%	2%	5%
Texas	6%	6%	8%	3%	8%
Florida	4%	13%	4%	10%	5%
New Jersey	2%	4%	1%	7%	1%
New York	3%	10%	5%	10%	3%
Other states (none greater than 5%)	35%	47%	36%	56%	31%
Total	100%	100%	100%	100%	100%

	December 31, 2017
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment at Legacy Sequoia	Held-for- Investment at Sequoia Choice	Held-for-Investment at Freddie Mac SLST	Held-for- Investment at FVO
California	35%	18%	39%	—%	45%
Washington	9%	2%	7%	—%	5%
Texas	7%	5%	10%	—%	9%
Florida	4%	13%	4%	—%	5%
Georgia	2%	5%	3%	—%	1%
New York	2%	9%	3%	—%	4%
Other states (none greater than 5%)	41%	48%	34%	—%	31%
Total	100%	100%	100%	—%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 6. Residential Loans - (continued)

The following table displays the loan product type and accompanying loan characteristics of residential loans recorded on our consolidated balance sheets at December 31, 2018 and December 31, 2017.
Table 6.3 – Product Types and Characteristics of Residential Loans

December 31, 2018
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Redwood:
Hybrid ARM loans
$—	to	$250	12	2.88%	to	4.88%	2043-09	-	2046-01	$2,190	$59	$—
$251	to	$500	59	2.63%	to	5.75%	2043-08	-	2048-08	23,986	—	—
$501	to	$750	116	2.88%	to	5.75%	2043-03	-	2048-08	73,360	692	—
$751	to	$1,000	129	2.88%	to	6.38%	2043-09	-	2048-09	111,879	—	—
	over	$1,000	69	3.00%	to	5.50%	2040-10	-	2048-10	92,151	1,112	—
			385							303,566	1,863	—
Fixed loans
$—	to	$250	36	3.30%	to	5.08%	2028-11	-	2047-12	6,737	—	—
$251	to	$500	679	2.75%	to	5.75%	2027-09	-	2048-11	292,730	—	—
$501	to	$750	1,213	2.75%	to	6.75%	2027-10	-	2048-11	746,503	1,320	1,224
$751	to	$1,000	599	2.75%	to	6.13%	2027-07	-	2048-11	517,075	903	—
	over	$1,000	384	2.80%	to	5.88%	2031-04	-	2048-11	518,719	2,000	—
			2,911							2,081,764	4,223	1,224
Total HFI at Redwood:			3,296							$2,385,330	$6,086	$1,224

Held-for-Investment at Legacy Sequoia:
ARM loans:
$—	to	$250	1,988	1.25%	to	5.50%	2019-02	-	2035-11	$206,490	$7,179	$3,952
$251	to	$500	424	1.25%	to	5.63%	2023-05	-	2036-05	148,154	5,989	4,368
$501	to	$750	110	1.63%	to	4.50%	2022-01	-	2035-02	67,471	1,309	1,880
$751	to	$1,000	61	1.63%	to	4.38%	2027-11	-	2036-03	51,918	791	2,561
	over	$1,000	37	1.63%	to	4.38%	2027-12	-	2036-05	61,710	1,023	1,194
			2,620							535,743	16,291	13,955
Hybrid ARM loans:
$—	to	$250	4	4.63%	to	5.00%	2033-08	-	2034-06	769	—	—
$251	to	$500	10	2.63%	to	4.88%	2033-07	-	2034-06	3,675	—	—
$501	to	$750	6	4.38%	to	5.00%	2033-08	-	2034-11	3,667	—	—
	over	$1,000	1	4.88%	to	4.88%	2033-09	-	2033-09	1,355	—	—
			21							9,466	—	—
Total HFI at Legacy Sequoia:			2,641							$545,209	$16,291	$13,955

Held-for-Investment at Sequoia Choice:
Fixed loans:
$—	to	$250	29	2.75%	to	5.63%	2038-03	-	2048-09	$5,484	$—	$—
$251	to	$500	336	3.13%	to	6.13%	2037-12	-	2048-09	149,917	1,419	925
$501	to	$750	1,363	3.13%	to	6.38%	2037-02	-	2048-09	841,692	3,633	—
$751	to	$1,000	761	3.25%	to	6.50%	2035-04	-	2048-09	659,845	3,549	980
	over	$1,000	311	3.13%	to	5.88%	2038-01	-	2048-09	384,072	2,188	—
Total HFI at Sequoia Choice:			2,800							$2,041,010	$10,789	$1,905

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 6. Residential Loans - (continued)

Table 6.3 – Product Types and Characteristics of Residential Loans (continued)

December 31, 2018
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Freddie Mac SLST:
Fixed loans:
$—	to	$250	6,404	2.00%	to	10.50%	2018-12	-	2058-10	$830,118	$130,608	$30,686
$251	to	$500	1,469	2.00%	to	7.38%	2033-08	-	2058-11	466,222	66,706	19,319
$501	to	$750	27	2.00%	to	5.88%	2050-02	-	2057-12	14,634	1,631	523
Total HFI at Freddie Mac SLST:			7,900							$1,310,974	$198,945	$50,528

Held-for-Sale:
ARM loans
$—	to	$250	2	4.00%	to	4.13%	2032-11	-	2032-11	$150	$—	$—
Hybrid ARM loans
$251	to	$500	8	3.88%	to	5.38%	2048-05	-	2048-12	3,795	—	—
$501	to	$750	50	3.63%	to	7.38%	2048-01	-	2049-01	31,759	—	—
$751	to	$1,000	27	3.88%	to	5.25%	2048-02	-	2049-01	23,478	—	—
	over	$1,000	23	3.50%	to	5.50%	2047-04	-	2048-12	28,112	—	—
			108							87,144	—	—
Fixed loans
$—	to	$250	6	4.38%	to	5.75%	2048-08	-	2048-11	1,180	—	—
$251	to	$500	188	3.13%	to	6.38%	2029-04	-	2049-01	88,204	—	—
$501	to	$750	788	3.75%	to	7.00%	2033-11	-	2049-01	475,935	559	747
$751	to	$1,000	295	3.25%	to	6.63%	2033-12	-	2049-01	255,429	—	—
	over	$1,000	99	3.75%	to	6.13%	2032-10	-	2049-01	126,392	—	—
			1,376							947,140	559	747
Total Held-for-Sale			1,486							$1,034,434	$559	$747

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 6. Residential Loans - (continued)

Table 6.3 – Product Types and Characteristics of Residential Loans (continued)

December 31, 2017
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Redwood:
Hybrid ARM loans
$—	to	$250	7	3.50%	to	3.88%	2043-08	-	2044-01	$1,589	$438	$—
$251	to	$500	43	2.63%	to	4.88%	2043-07	-	2047-10	16,703	566	—
$501	to	$750	87	2.88%	to	5.13%	2040-09	-	2047-11	55,709	1,226	—
$751	to	$1,000	82	2.88%	to	6.00%	2043-12	-	2047-11	71,819	984	—
	over	$1,000	40	3.00%	to	5.00%	2040-10	-	2047-11	57,641	—	—
			259							203,461	3,214	—
Fixed loans
$—	to	$250	34	3.13%	to	5.08%	2022-10	-	2046-02	6,758	—	—
$251	to	$500	681	2.80%	to	6.13%	2028-02	-	2047-12	296,950	1,380	—
$501	to	$750	1,261	2.75%	to	6.75%	2027-09	-	2047-12	777,103	3,818	—
$751	to	$1,000	649	2.75%	to	5.00%	2027-07	-	2047-12	559,426	2,566	—
	over	$1,000	408	2.80%	to	5.00%	2030-11	-	2048-01	564,295	—	—
			3,033							2,204,532	7,764	—
Total HFI at Redwood:			3,292							$2,407,993	$10,978	$—

Held-for-Investment at Legacy Sequoia:
ARM loans:
$—	to	$250	2,324	1.25%	to	5.16%	2019-02	-	2035-11	$253,438	$7,436	$7,284
$251	to	$500	541	1.00%	to	5.63%	2021-03	-	2036-05	189,360	9,082	9,178
$501	to	$750	151	1.63%	to	4.00%	2024-05	-	2035-09	91,244	1,995	2,589
$751	to	$1,000	76	1.38%	to	3.38%	2022-01	-	2035-07	65,276	1,790	1,725
	over	$1,000	53	1.00%	to	4.63%	2027-03	-	2036-05	83,393	—	4,040
			3,145							682,711	20,303	24,816
Hybrid ARM loans:
$—	to	$250	4	3.25%	to	3.75%	2033-08	-	2034-06	530	—	—
$251	to	$500	17	2.63%	to	3.75%	2033-07	-	2034-12	6,170	—	—
$501	to	$750	11	3.38%	to	3.75%	2033-07	-	2034-11	7,091	—	641
	over	$1,000	1	3.75%	to	3.75%	2033-09	-	2033-09	1,420	—	—
			33							15,211	—	641
Total HFI at Legacy Sequoia:			3,178							$697,922	$20,303	$25,457

Held-for-Investment at Sequoia Choice:
Fixed loans:
$—	to	$250	4	2.75%	to	4.75%	2043-05	-	2047-07	$641	$—	$—
$251	to	$500	85	3.13%	to	5.75%	2042-11	-	2047-10	38,900	486	—
$501	to	$750	388	3.13%	to	6.25%	2037-02	-	2047-11	240,538	672	—
$751	to	$1,000	239	3.25%	to	6.50%	2043-05	-	2047-10	210,235	—	—
	over	$1,000	90	3.13%	to	5.88%	2045-01	-	2047-10	114,433	—	—
Total HFI at Sequoia Choice:			806							$604,747	$1,158	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 6. Residential Loans - (continued)

Table 6.3 – Product Types and Characteristics of Residential Loans (continued)

December 31, 2017
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Sale:
ARM loans
$—	to	$250	2	2.88%	to	3.00%	2032-11	-	2032-11	$158	$—	$—
$251	to	$500	1	1.50%	to	1.50%	2033-10	-	2033-10	286	—	—
			3							444	—	—
Hybrid ARM loans
$251	to	$500	8	3.25%	to	3.88%	2047-07	-	2047-12	3,708	—	—
$501	to	$750	44	3.00%	to	3.88%	2037-06	-	2048-01	28,165	—	—
$751	to	$1,000	19	2.88%	to	4.00%	2044-11	-	2047-12	16,675	—	—
	over	$1,000	22	3.25%	to	4.00%	2044-08	-	2047-12	30,336	—	—
			93							78,884	—	—
Fixed loans
$—	to	$250	1	4.40%	to	4.40%	2045-07	-	2045-07	132	—	—
$251	to	$500	330	3.25%	to	5.63%	2030-11	-	2048-01	153,021	495	459
$501	to	$750	1,005	2.88%	to	6.00%	2029-08	-	2048-01	613,647	540	—
$751	to	$1,000	423	3.00%	to	6.25%	2029-05	-	2048-01	370,379	878	—
	over	$1,000	158	3.25%	to	5.75%	2030-11	-	2048-01	192,672	—	—
			1,917							1,329,851	1,913	459
Total Held-for-Sale			2,013							$1,409,179	$1,913	$459

(1)	Rate is net of servicing fee for consolidated loans for which we do not own the MSR.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 7. Business Purpose Residential Loans
Our business purpose residential loans include single-family rental loans and residential bridge loans. At December 31, 2018, all of our outstanding business purpose residential loans were acquired from a related party, 5 Arches LLC ("5 Arches"). See Note 10 for information on our equity investment in 5 Arches. The following table summarizes the classifications and carrying values of the business purpose residential loans owned at Redwood at December 31, 2018 and December 31, 2017.
Table 7.1 – Classifications and Carrying Values of Business Purpose Residential Loans

(In Thousands)	December 31, 2018	December 31, 2017
Single-family rental loans, held-for-sale at fair value	$28,460	$—
Residential bridge loans, held-for-investment at fair value	112,798	—
Total Business Purpose Residential Loans	$141,258	$—
Single-Family Rental Loans Held-for-Sale at Fair Value
At December 31, 2018, we owned 11 single-family rental loans purchased from 5 Arches with an aggregate unpaid principal balance of $28 million and a fair value of $28 million. At December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure. During the year ended December 31, 2018, we purchased $28 million (principal balance) of loans, for which we elected the fair value option, and we did not sell any loans. During the year ended December 31, 2018, we recorded a net market valuation gain of $0.3 million on single-family rental loans held-for-sale at fair value through Mortgage banking activities, net on our consolidated statements of income. At December 31, 2018, loans held-for-sale with a market value of $28 million were pledged as collateral under short-term borrowing agreements.
The outstanding single-family rental loans held-for-sale at December 31, 2018 were first-lien, fixed-rate loans with maturities of five, seven, or ten years. At December 31, 2018, the weighted average coupon of our single-family rental loans was 5.90% and the weighted average loan term was seven years. At origination, the weighted average LTV ratio of these loans was 64% and the weighted average debt service coverage ratio ("DSCR") was 1.29.
Residential Bridge Loans Held-for-Investment at Fair Value
At December 31, 2018, we owned 157 residential bridge loans held-for-investment with an aggregate unpaid principal balance of $112 million and a fair value of $113 million. At December 31, 2018, seven of these loans with an aggregate unpaid principal balance of $12 million were greater than 90 days delinquent and none of these loans were in foreclosure. During the year ended December 31, 2018, we purchased $140 million (principal balance) of loans, and we did not sell any loans. During the year ended December 31, 2018, we recorded a net market valuation loss of less than $0.1 million on residential bridge loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At December 31, 2018, loans with a market value of $98 million were pledged as collateral under short-term borrowing agreements.
The outstanding residential bridge loans held-for-investment at December 31, 2018 were first-lien, fixed-rate, interest-only loans with a weighted average coupon of 9.16% and original maturities of 6 to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 698, the weighted average LTV ratio of these loans was 76%, and the estimated rehabilitated LTV ratio was 59%.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 7. Business Purpose Residential Loans - (continued)

Business Purpose Residential Loan Characteristics
The following table presents the geographic concentration of business purpose residential loans recorded on our consolidated balance sheets at December 31, 2018.
Table 7.2 – Geographic Concentration of Business Purpose Residential Loans

	December 31, 2018
Geographic Concentration (by Principal)	Single-Family Rental	Residential Bridge
Florida	69%	7%
Texas	14%	—%
California	—%	79%
Utah	—%	5%
Other states (none greater than 5%)	17%	9%
Total	100%	100%
The following table displays the loan product type and accompanying loan characteristics of business purpose residential loans recorded on our consolidated balance sheets at December 31, 2018.
Table 7.3 – Product Types and Characteristics of Business Purpose Residential Loans

December 31, 2018
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Single-Family Rental:
Fixed loans:
$251	to	$500	2	6.79%	to	7.47%	2028-08	-	2028-12	$787	$—	$—
$501	to	$750	2	6.12%	to	7.25%	2023-09	-	2028-11	1,252	—	—
$751	to	$1,000	3	5.91%	to	6.58%	2023-11	-	2028-12	2,488	—	—
	over	$1,000	4	5.62%	to	6.94%	2023-10	-	2025-12	23,039	—	—
Total Single-Family Rental:			11							$27,566	$—	$—

Residential Bridge:
Fixed loans:
$—	to	$250	50	8.00%	to	12.00%	2018-07	-	2020-05	$7,941	$262	$695
$251	to	$500	38	8.00%	to	10.00%	2018-09	-	2019-12	13,297	636	469
$501	to	$750	21	7.50%	to	10.00%	2019-01	-	2019-12	12,410	1,769	—
$751	to	$1,000	19	7.50%	to	10.00%	2019-04	-	2019-12	16,937	840	—
	over	$1,000	29	8.00%	to	10.00%	2018-09	-	2019-12	61,775	1,484	10,970
Total Residential Bridge:			157							$112,360	$4,991	$12,134

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 8. Multifamily Loans
During the third and fourth quarters of 2018, we invested in multifamily subordinate securities issued by three Freddie Mac K-Series securitization trusts and were required to consolidate the underlying multifamily loans owned at these entities for financial reporting purposes in accordance with GAAP. At December 31, 2018, we consolidated 162 held-for-investment multifamily loans, with an aggregate unpaid balance of $2.13 billion and a fair value of $2.14 billion. We did not own or consolidate any multifamily loans at December 31, 2017. The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entities at December 31, 2018 were first-lien, fixed-rate loans that were originated in 2015 and 2016 and had original loan terms of seven to ten years and an original weighted average LTV ratio of 69%. At December 31, 2018, the weighted average coupon of these multifamily loans was 4.16% and the weighted average remaining loan term was seven years. At December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.
During the year ended December 31, 2018, we recorded a net market valuation gain of $47 million on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with the securitizations. The net impact to our income statement associated with our economic investment in the securities of the Freddie Mac K-Series securitization entities is presented in Note 5.
Multifamily Loan Characteristics
The following table presents the geographic concentration of multifamily loans recorded on our consolidated balance sheets at December 31, 2018.
Table 8.1 – Geographic Concentration of Multifamily Loans

Geographic Concentration (by Principal)	December 31, 2018
California	11%
Texas	9%
Arizona	8%
Georgia	6%
Other states (none greater than 5%)	66%
Total	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 8. Multifamily Loans - (continued)

The following table displays the loan product type and accompanying loan characteristics of multifamily loans recorded on our consolidated balance sheets at December 31, 2018.
Table 8.2 – Product Types and Characteristics of Multifamily Loans

December 31, 2018
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Fixed loans:
$1,000	to	$10,000	70	3.29%	to	4.73%	2023-02	-	2027-01	$394,373	$—	$—
$10,001	to	$20,000	66	3.54%	to	4.61%	2023-09	-	2027-01	960,992	—	—
$20,001	to	$30,000	16	3.65%	to	4.72%	2024-01	-	2026-12	373,036	—	—
$30,001	to	$40,000	7	3.62%	to	4.71%	2025-11	-	2026-06	244,074	—	—
	over	$40,000	3	3.74%	to	4.18%	2024-10	-	2026-06	154,223	—	—
Total:			162							$2,126,698	$—	$—
Note 9. Real Estate Securities
We invest in real estate securities that we acquire from third parties or create and retain from our Sequoia securitizations. The following table presents the fair values of our real estate securities by type at December 31, 2018 and December 31, 2017.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	December 31, 2018	December 31, 2017
Trading	$1,118,612	$968,844
Available-for-sale	333,882	507,666
Total Real Estate Securities	$1,452,494	$1,476,510
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
Trading Securities
The following table presents the fair value of trading securities by position and collateral type at December 31, 2018 and December 31, 2017.
Table 9.2 – Trading Securities by Position and Collateral Type

(In Thousands)	December 31, 2018	December 31, 2017
Senior	$158,670	$69,974
Mezzanine	610,819	563,475
Subordinate	349,123	335,395
Total Trading Securities	$1,118,612	$968,844

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 9. Real Estate Securities - (continued)

We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily securities. At December 31, 2018, trading securities with a carrying value of $747 million as well as $130 million, $229 million, and $18 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, and Freddie Mac K-Series securitizations, respectively, were pledged as collateral under short-term borrowing agreements. See Note 13 for additional information on short-term debt.
At December 31, 2018 and 2017, our senior trading securities included $82 million and $70 million of interest-only securities, respectively, for which there is no principal balance, and the remaining unpaid principal balance of our senior trading securities was $78 million and zero, respectively. Our interest-only securities included $43 million and $15 million of A-IO-S securities at December 31, 2018 and 2017, respectively, which are securities we retained from certain of our Sequoia securitizations that represent certificated servicing strips.
At December 31, 2018 and 2017, our mezzanine and subordinate trading securities had an unpaid principal balance of $1.08 billion and $943 million, respectively. At December 31, 2018 and 2017, the fair value of our mezzanine and subordinate securities was $960 million and $899 million, respectively, and included $238 million and $301 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $68 million and $68 million, respectively, of Sequoia securities, $225 million and $206 million, respectively, of other third party residential securities, and $429 million and $324 million, respectively, of third-party commercial/multifamily securities.
During the years ended December 31, 2018 and 2017, we acquired $688 million and $661 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $415 million and $132 million, respectively, of such securities. During the years ended December 31, 2018 and 2017, we recorded a net market valuation loss of $8 million and a net market valuation gain of $40 million, respectively, on trading securities, included in Investment fair value changes, net on our consolidated statements of income.
AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at December 31, 2018 and December 31, 2017.
Table 9.3 – Available-for-Sale Securities by Position and Collateral Type

(In Thousands)	December 31, 2018	December 31, 2017
Senior	$87,615	$179,864
Mezzanine	36,407	92,002
Subordinate	209,860	235,800
Total AFS Securities	$333,882	$507,666
At December 31, 2018 and December 31, 2017, all of our available-for-sale securities were comprised of residential mortgage-backed securities. At December 31, 2018, AFS securities with a carrying value of $98 million were pledged as collateral under short-term borrowing agreements. See Note 13 for additional information on short-term debt.
During the years ended December 31, 2018 and 2017, we purchased $8 million and $40 million of AFS securities, respectively, and sold $144 million and $90 million of AFS securities, respectively, which resulted in net realized gains of $27 million and $14 million, respectively.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 9. Real Estate Securities - (continued)

At December 31, 2018, there were no AFS securities with contractual maturities less than five years, $2 million with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at December 31, 2018 and December 31, 2017.
Table 9.4 – Carrying Value of AFS Securities

December 31, 2018
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$91,736	$36,852	$302,524	$431,112
Credit reserve	(7,790)	—	(33,580)	(41,370)
Unamortized discount, net	(18,460)	(3,697)	(129,043)	(151,200)
Amortized cost	65,486	33,155	139,901	238,542
Gross unrealized gains	22,178	3,252	70,458	95,888
Gross unrealized losses	(49)	—	(499)	(548)
Carrying Value	$87,615	$36,407	$209,860	$333,882

December 31, 2017
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$189,125	$91,471	$327,549	$608,145
Credit reserve	(8,756)	—	(37,793)	(46,549)
Unamortized discount, net	(44,041)	(9,407)	(130,305)	(183,753)
Amortized cost	136,328	82,064	159,451	377,843
Gross unrealized gains	44,771	9,938	76,481	131,190
Gross unrealized losses	(1,235)	—	(132)	(1,367)
Carrying Value	$179,864	$92,002	$235,800	$507,666
The following table presents the changes for the years ended December 31, 2018 and 2017, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$46,549	$183,753	$47,473	$198,112
Amortization of net discount	—	(14,098)	—	(18,795)
Realized credit losses	(2,165)	—	(4,187)	—
Acquisitions	6,315	2,716	9,118	13,080
Sales, calls, other	(1,850)	(28,739)	(3,404)	(12,106)
Impairments	89	—	1,011	—
Transfers to (release of) credit reserves, net	(7,568)	7,568	(3,462)	3,462
Ending Balance	$41,370	$151,200	$46,549	$183,753

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 9. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at December 31, 2018 and December 31, 2017.
Table 9.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
December 31, 2018	$12,923	$(499)	$12,424	$7,464	$(49)	$7,415
December 31, 2017	8,637	(132)	8,505	28,557	(1,235)	27,322
At December 31, 2018, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 128 AFS securities, of which seven were in an unrealized loss position and three were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2017, our consolidated balance sheet included 167 AFS securities, of which nine were in an unrealized loss position and three were in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $1 million at December 31, 2018. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At December 31, 2018, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
For the year ended December 31, 2018, other-than-temporary impairments related to our AFS securities were $1 million, of which $0.1 million were recognized through our consolidated statements of income and $1 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at December 31, 2018.
Table 9.7 – Significant Valuation Assumptions

December 31, 2018	Range for Securities
Prepayment rates	6%	-	8%
Projected losses	0.20%	-	1%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at December 31, 2018, 2017, and 2016 for which a portion of an OTTI was recognized in other comprehensive income.
Table 9.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Years Ended December 31,
(In Thousands)	2018	2017	2016
Balance at beginning of period	$21,037	$28,261	$28,277
Additions
Initial credit impairments	76	178	346
Subsequent credit impairments	—	47	8
Reductions
Securities sold, or expected to sell	(1,218)	(4,898)	(261)
Securities with no outstanding principal at period end	(1,243)	(2,551)	(109)
Balance at End of Period	$18,652	$21,037	$28,261
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the years ended December 31, 2018, 2017, and 2016.
Table 9.9 – Gross Realized Gains and Losses on AFS Securities

	Years Ended December 31,
(In Thousands)	2018	2017	2016
Gross realized gains - sales	$27,127	$13,927	$23,598
Gross realized gains - calls	43	677	1,210
Gross realized losses - sales	(129)	—	(2,293)
Gross realized losses - calls	—	(497)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$27,041	$14,107	$22,515

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 10. Other Investments
Other investments at December 31, 2018 and December 31, 2017 are summarized in the following table.
Table 10.1 – Components of Other Investments

(In Thousands)	December 31, 2018	December 31, 2017
Servicer advance investments	$300,468	$—
Mortgage servicing rights	60,281	63,598
Participation in loan warehouse facility	39,703	—
Excess MSRs	27,312	—
Investment in 5 Arches	10,754	—
Total Other Investments	$438,518	$63,598
Servicer advance investments
In December 2018, we and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to a portfolio of legacy residential mortgage-backed securitizations serviced by the co-investor (See Note 4 for additional information on the SA Buyers). At December 31, 2018, we had funded $57 million of capital to the SA Buyers and expected to fund an additional $36 million of capital under an outstanding commitment (see Note 16 for additional detail).
Our servicer advance investments (owned by the consolidated SA Buyers) are comprised of outstanding servicer advance receivables, the requirement to purchase all future servicer advances made with respect to a specified pool of residential mortgage loans, and a portion of the mortgage servicing fees from the underlying loan pool. A portion of the remaining mortgage servicing fees from the underlying loan pool are paid directly to the third-party servicer for the performance of servicing duties and a portion is paid to the excess MSRs. We hold our servicer advance investments at our taxable REIT subsidiary.
Servicer advances are non-interest bearing and a customary feature of residential mortgage securitization transactions. Servicer advances are generally reimbursable cash payments made by a servicer when the borrower fails to make scheduled payments due on a residential mortgage loan or to support the value of the collateral property. Servicer advances typically fall into three categories:

•
Principal and Interest Advances: cash payments made by the servicer to cover scheduled principal and interest payments on a residential mortgage loan that have not been paid on a timely basis by the borrower.

•
Escrow Advances (Taxes and Insurance Advances): Cash payments made by the servicer to third parties on behalf of the borrower for real estate taxes and insurance premiums on the property that have not been paid on a timely basis by the borrower.

•
Corporate Advances: Cash payments made by the servicer to third parties for the reimbursable costs and expenses incurred in connection with the foreclosure, preservation and sale of the mortgaged property, including attorneys’ and other professional fees.

Servicer advances are generally permitted to be repaid from amounts received with respect to the related residential mortgage loan, including payments from the borrower or amounts received from the liquidation of the property securing the loan. Residential mortgage servicing agreements generally require a servicer to make advances in respect of serviced residential mortgage loans unless the servicer determines in good faith that the advance would not be ultimately recoverable from the proceeds of the related residential mortgage loan or the mortgaged property.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 10. Other Investments - (continued)

At December 31, 2018, our servicer advance investments had a carrying value of $300 million and were associated with a portfolio of residential mortgage loans with an unpaid principal balance of $8.05 billion. The outstanding servicer advance receivables associated with this investment were $287 million at December 31, 2018, which were financed with short-term non-recourse securitization debt (see Note 13 for additional detail on this debt). The $287 million of servicer advance receivables were comprised of the following types of advances:
Table 10.2 – Components of Servicer Advance Receivables

(In Thousands)	December 31, 2018	December 31, 2017
Principal and interest advances	$144,336	$—
Escrow advances (taxes and insurance advances)	94,828	—
Corporate advances	47,614	—
Total Servicer Advance Receivables	$286,778	$—
We account for our servicer advance investments at fair value and during the three months ended December 31, 2018, we recorded $1 million of interest income associated with these investments and recorded a net market valuation loss of $1 million through Investment fair value changes, net in our consolidated statements of income.
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
At December 31, 2018 and December 31, 2017, our MSRs had a fair value of $60 million and $64 million, respectively, and were associated with loans with an aggregate principal balance of $4.93 billion and $5.56 billion, respectively.
The following table presents activity for MSRs for the years ended December 31, 2018, 2017, and 2016.
Table 10.3 – Activity for MSRs

	Years Ended December 31,
(In Thousands)	2018	2017	2016
Balance at beginning of period	$63,598	$118,526	$191,976
Additions	328	8,026	25,362
Sales	(1,077)	(52,788)	(62,440)
Changes in fair value due to:
Changes in assumptions (1)	4,434	(1,088)	(14,512)
Other changes (2)	(7,002)	(9,078)	(21,860)
Balance at End of Period	$60,281	$63,598	$118,526

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to the realization of expected cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 10. Other Investments - (continued)

The following table presents the components of our MSR income for the years ended December 31, 2018, 2017, and 2016.
Table 10.4 – Components of MSR Income, net

	Years Ended December 31,
(In Thousands)	2018	2017	2016
Servicing income	$15,372	$21,120	$41,152
Cost of sub-servicer	(1,444)	(2,828)	(6,281)
Net servicing fee income	13,928	18,292	34,871
Market valuation changes of MSRs	(2,508)	(10,166)	(36,372)
Market valuation changes of associated derivatives (1)	(4,734)	(568)	15,584
MSR reversal of provision for repurchases	390	302	270
MSR Income, Net	$7,076	$7,860	$14,353

(1)	MSR income, net is included in Other income, net on our consolidated statements of income.
Participation in Loan Warehouse Facility
In the second quarter of 2018, we invested in a subordinated participation in a revolving mortgage loan warehouse credit facility of one of our loan sellers. While our interest is subordinated, it is secured by the loans collateralizing the facility and we have recourse to the loan seller. We account for this subordinated participation interest as a loan receivable at amortized cost, and all associated interest income is recorded as a component of Other interest income in our consolidated statements of income. We monitor the credit quality of the warehouse line of credit and utilize such information in our evaluation of the appropriateness of the allowance for credit losses. As of December 31, 2018, we determined no allowance for credit losses was required for this receivable.
Excess MSRs
In association with our servicer advance investments described above, in the fourth quarter of 2018, we (through our consolidated SA Buyers) also invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, in the fourth quarter of 2018, we invested in excess MSRs associated with a specified pool of multifamily loans. We account for our excess MSRs at fair value and during the three months ended December 31, 2018, we recognized $1 million of interest income and recorded a net market valuation gain of $2 million through Investment fair value changes, net on our consolidated statements of income.
Investment in 5 Arches
In May 2018, we acquired a 20% minority interest in 5 Arches for $10 million, which included a one-year option to purchase all remaining equity in the company for a combination of cash and stock totaling $40 million. 5 Arches is an originator and asset manager of business purpose residential mortgage loans, including loans to investors in single-family rental properties and bridge loans for investors in residential and multifamily properties. In connection with this investment, we also entered into a loan flow purchase agreement to purchase single-family rental loans from 5 Arches. See Note 7 for discussion on our business purpose residential loan portfolio and the loans we have acquired from 5 Arches. In January 2019, we exercised our option to acquire the remaining 80% interest in 5 Arches for a combination of cash and common stock totaling $40 million. A portion of this remaining consideration is contingent upon 5 Arches achieving certain origination volumes over the next two years. This acquisition is expected to close in the first quarter of 2019, subject to customary closing conditions.
During 2018, we accounted for our minority ownership interest in 5 Arches using the equity method of accounting as we are able to exert significant influence over but do not control the activities of the investee. At December 31, 2018, the carrying amount of our investment in 5 Arches was $7 million, and the carrying value of the purchase option was $4 million. We have elected to record our share of earnings or losses from 5 Arches on a one-quarter lag. During the year ended December 31, 2018, we recorded $0.6 million of gross income associated with this investment and, including amortization of certain intangible assets, recorded $0.4 million of net earnings in Other income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 11. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at December 31, 2018 and December 31, 2017.
Table 11.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	December 31, 2018		December 31, 2017
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$28,211	$2,106,500	$10,122	$1,765,000
TBAs	4,665	520,000	133	295,000
Futures	—	—	1	7,500
Swaptions	—	—	42	200,000
Assets - Other Derivatives
Loan purchase commitments	2,913	331,161	3,243	547,434
Loan forward sale commitments	—	—	2,177	343,681
Total Assets	$35,789	$2,957,661	$15,718	$3,158,615

Liabilities - Cash Flow Hedges
Interest rate swaps	$(34,492)	$139,500	$(43,679)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(36,416)	1,742,000	(11,888)	1,248,000
TBAs	(13,215)	935,000	(3,808)	1,400,000
Liabilities - Other Derivatives
Loan purchase commitments	(732)	137,224	(3,706)	697,966
Total Liabilities	$(84,855)	$2,953,724	$(63,081)	$3,485,466
Total Derivative Financial Instruments, Net	$(49,066)	$5,911,385	$(47,363)	$6,644,081

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 11. Derivative Financial Instruments - (continued)

Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At December 31, 2018, we were party to swaps with an aggregate notional amount of $3.85 billion and TBA agreements sold with an aggregate notional amount of $1.46 billion. At December 31, 2017, we were party to swaps and swaptions with an aggregate notional amount of $3.21 billion, TBA agreements sold with an aggregate notional amount of $1.70 billion, and financial futures contracts with an aggregate notional amount of $8 million.
For the years ended December 31, 2018, 2017, and 2016, risk management derivatives had a net market valuation gain of $40 million, a net market valuation loss of $31 million, and a net market valuation gain of $10 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net and Other income, net on our consolidated statements of income.
Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. For the years ended December 31, 2018, 2017, and 2016, LPCs and FSCs had a net market valuation loss of $1 million and net market valuation gains of $38 million and $26 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the years ended December 31, 2018, 2017, and 2016, changes in the values of designated cash flow hedges were positive $9 million, positive $1 million, and positive $3 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $34 million and $43 million at December 31, 2018 and December 31, 2017, respectively.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the years ended December 31, 2018, 2017, and 2016.
Table 11.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Years Ended December 31,
(In Thousands)	2018	2017	2016
Net interest expense on cash flows hedges	$(3,228)	$(4,602)	$(5,317)
Realized net losses reclassified from other comprehensive income	—	(45)	(72)
Total Interest Expense	$(3,228)	$(4,647)	$(5,389)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 11. Derivative Financial Instruments - (continued)

Derivative Counterparty Credit Risk
We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties that is not a clearinghouse must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements or other similar agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review non-clearinghouse derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA or other agreements with us; or (ii) do not meet internally established guidelines regarding creditworthiness. Our ISDA and similar agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. With respect to certain of our derivatives, clearing and settlement is through one or more clearinghouses, which may be substituted as a counterparty. Clearing and settlement of derivative transactions through a clearinghouse is also intended to reduce specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At December 31, 2018, we assessed this risk as remote and did not record a specific valuation adjustment.
At December 31, 2018, we had outstanding derivative agreements with two counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.
Note 12. Other Assets and Liabilities
Other assets at December 31, 2018 and December 31, 2017 are summarized in the following table.
Table 12.1 – Components of Other Assets

(In Thousands)	December 31, 2018	December 31, 2017
Margin receivable	$100,773	$85,044
FHLBC stock	43,393	43,393
Pledged collateral	42,433	42,615
Investment receivable	6,959	1,147
Fixed assets and leasehold improvements (1)	5,106	2,645
REO	3,943	3,354
Other	15,218	16,768
Total Other Assets	$217,825	$194,966

(1)	Fixed assets and leasehold improvements had a basis of $10 million and accumulated depreciation of $5 million at December 31, 2018.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 12. Other Assets and Liabilities - (continued)

Accrued expenses and other liabilities at December 31, 2018 and December 31, 2017 are summarized in the following table.
Table 12.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	December 31, 2018	December 31, 2017
Accrued compensation	$19,769	$24,025
Guarantee obligations	16,711	19,487
Payable to minority partner	14,331	—
Deferred tax liabilities	9,022	11,764
Residential loan and MSR repurchase reserve	4,189	4,916
Legal reserve	2,000	2,000
Unsettled trades	1,494	13
Margin payable	835	390
Accrued taxes payable	423	—
Other	9,945	5,134
Total Accrued Expenses and Other Liabilities	$78,719	$67,729
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral.
FHLBC Stock
In accordance with our FHLB-member subsidiary's borrowing agreement with the FHLBC, our subsidiary is required to purchase and hold stock in the FHLBC. See Note 3 and Note 15 for additional information on this borrowing agreement.
Pledged Collateral and Guarantee Obligations
The pledged collateral and guarantee obligations presented in the tables above are related to our risk-sharing arrangements with Fannie Mae and Freddie Mac. In accordance with these arrangements, we are required to pledge collateral to secure our guarantee obligations. See Note 3 and Note 16 for additional information on our risk-sharing arrangements.
Investment Receivable
At December 31, 2018, investment receivable primarily consisted of $5 million of trade receivables related to real estate securities sales. In accordance with our policy to record purchases and sales of securities on the trade date, if the trade and settlement of a purchase or sale crosses over a quarterly reporting period, we will record an investment receivable for sales and an unsettled trades liability for purchases.
REO
The carrying value of REO at December 31, 2018, was $4 million, which includes the net effect of $4 million related to transfers into REO during the year ended December 31, 2018, offset by $4 million of REO liquidations and $0.5 million of unrealized gains resulting from market valuation adjustments. At December 31, 2018 and December 31, 2017, there were 13 and 14 REO properties, respectively, recorded on our consolidated balance sheets, all of which were owned at consolidated Legacy Sequoia entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 12. Other Assets and Liabilities - (continued)

Legal and Repurchase Reserves
See Note 16 for additional information on the legal and residential repurchase reserves.
Payable to Minority Partner
In December 2018, Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 4 and Note 10 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities and at December 31, 2018, the carrying value of their interests was $14 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the three months ended December 31, 2018, we allocated less than $0.1 million of losses to the co-investors, which was recorded in Other income, net on our consolidated statements of income.
Note 13. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At December 31, 2018, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. For additional information about these financial covenants and our short-term debt, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.”
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at December 31, 2018 and December 31, 2017.
Table 13.1 – Short-Term Debt

	December 31, 2018
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	4	$860,650	$1,425,000	4.10%	2/2019-12/2019	178
Real estate securities repo (1)	9	988,890	—	3.47%	01/2019-03/2019	26
Single-family rental loan warehouse (2)	2	22,053	400,000	4.77%	6/2020-6/2021	560
Residential bridge loan warehouse (2)	2	66,327	80,000	5.20%	11/2019-04/2021	629
Total Short-Term Debt Facilities	17	1,937,920
Servicer advance financing	1	262,740	350,000	4.32%	11/2019	333
Convertible notes, net	N/A	199,619	—	5.63%	11/2019	319
Total Short-Term Debt		$2,400,279

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 13. Short-Term Debt - (continued)

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

(1)
Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At December 31, 2018, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.

(2)
Due to the revolving nature of the borrowings under these facilities, we have classified these facilities as short-term debt at December 31, 2018. Borrowings under these facilities will be repaid as the underlying loans mature or are sold to third parties or transferred to securitizations.

Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At December 31, 2018, all of these borrowings were under uncommitted facilities and were generally due within 364 days (or less) of the borrowing date.
The fair value of held-for-sale residential loans and real estate securities pledged as collateral was $935 million and $844 million, respectively, at December 31, 2018 and $1.15 billion and $788 million, respectively, at December 31, 2017. In addition, at December 31, 2018, the fair value of our real estate securities pledged as collateral included $130 million of securities retained from our consolidated Sequoia Choice securitizations, as well as $229 million and $18 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively. At December 31, 2018, the fair value of single-family rental and residential bridge loans pledged as collateral under our warehouse facilities was $28 million and $98 million, respectively. For the years ended December 31, 2018 and 2017, the average balances of our short-term debt facilities were $1.60 billion and $1.08 billion, respectively. At December 31, 2018 and December 31, 2017, accrued interest payable on our short-term debt facilities was $4 million and $2 million, respectively.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments we made in the fourth quarter of 2018. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At December 31, 2018, the fair value of servicer advances collateralizing the securitization financing was $287 million. At December 31, 2018, the accrued interest payable balance on this financing was $1 million and the unamortized capitalized commitment costs were $3 million.
During the fourth quarter of 2018, $201 million principal amount of 5.625% exchangeable senior notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At December 31, 2018, the accrued interest payable balance on this debt was $1 million. See Note 15 for additional information on our convertible notes.
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
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $4 million at December 31, 2018. At both December 31, 2018 and December 31, 2017, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 13. Short-Term Debt - (continued)

Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt as well as our convertible notes at December 31, 2018.
Table 13.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	December 31, 2018
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for sale residential loans	$—	$458,955	$401,695	$860,650
Real estate securities	764,052	224,838	—	988,890
Single-family rental loans	—	—	22,053	22,053
Residential bridge loans	—	—	66,327	66,327
Total Secured Short-Term Debt	764,052	683,793	490,075	1,937,920
Servicer advance financing	—	—	262,740	262,740
Convertible notes, net	—	—	199,619	199,619
Total Short-Term Debt	$764,052	$683,793	$952,434	$2,400,279
Note 14. Asset-Backed Securities Issued
Through our Sequoia securitization program, we sponsor securitization transactions in which securities backed by residential mortgage loans (ABS) are issued by Sequoia entities. We consolidated the Legacy Sequoia and Sequoia Choice securitization entities, and beginning in 2018, certain third-party Freddie Mac K-Series and SLST securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each consolidated securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
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
The ABS issued by these entities consist of various classes of securities that pay interest on a monthly basis. All ABS issued by the Sequoia Choice, Freddie Mac K-Series and Freddie Mac SLST entities pay fixed rates of interest and substantially all ABS issued by the Legacy Sequoia entities pay variable rates of interest, which are indexed to one-, three-, or six-month LIBOR. ABS issued also includes some interest-only classes with coupons set at a fixed spread to a benchmark rate, or set at a spread to the interest rates earned on the assets less the interest rates paid on the liabilities of a securitization entity.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 14. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by Sequoia securitization entities we sponsored at December 31, 2018 and December 31, 2017, along with other selected information, are summarized in the following table.
Table 14.1 – Asset-Backed Securities Issued

	December 31, 2018
(Dollars in Thousands)	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
Certificates with principal balance	$540,456	$1,838,758	$993,659	$1,936,691	$5,309,564
Interest-only certificates	1,537	25,662	—	131,600	158,799
Market valuation adjustments	(29,753)	20,590	89	(49,216)	(58,290)
ABS Issued, Net	$512,240	$1,885,010	$993,748	$2,019,075	$5,410,073
Range of weighted average interest rates, by series	1.36% to 3.60%	4.46% to 4.97%	3.51%	3.39% to 4.08%
Stated maturities	2024 - 2036	2047 - 2048	2028	2025 - 2049
Number of series	20	6	1	3

	December 31, 2017
(Dollars in Thousands)	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
Certificates with principal balance	$691,125	$526,657	$—	$—	$1,217,782
Interest-only certificates	1,972	7,695	—	—	9,667
Market valuation adjustments	(70,652)	7,788	—	—	(62,864)
ABS Issued, Net	$622,445	$542,140	$—	$—	$1,164,585
Range of weighted average interest rates, by series	1.46% to 2.78%	4.52% to 4.73%	—%	—%
Stated maturities	2024 - 2036	2047	—	—
Number of series	20	2	—	—
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At December 31, 2018, all of the ABS issued and outstanding had contractual maturities beyond five years. The following table summarizes the accrued interest payable on ABS issued at December 31, 2018 and December 31, 2017. Interest due on consolidated ABS issued is payable monthly.
Table 14.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	December 31, 2018	December 31, 2017
Legacy Sequoia	$571	$537
Sequoia Choice	7,180	2,031
Freddie Mac SLST	2,907	—
Freddie Mac K-Series	6,239	—
Total Accrued Interest Payable on ABS Issued	$16,897	$2,568

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 14. Asset-Backed Securities Issued - (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at December 31, 2018 and December 31, 2017.
Table 14.3 – Collateral for Asset-Backed Securities Issued

	December 31, 2018
(In Thousands)	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
Residential loans	$519,958	$2,079,382	$1,222,669	$—	$3,822,009
Multifamily loans	—	—	—	2,144,598	2,144,598
Restricted cash	146	1,022	—	—	1,168
Accrued interest receivable	822	8,988	3,926	6,595	20,331
REO	3,943	—	—	—	3,943
Total Collateral for ABS Issued	$524,869	$2,089,392	$1,226,595	$2,151,193	$5,992,049

	December 31, 2017
(In Thousands)	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
Residential loans	$632,817	$620,062	$—	$—	$1,252,879
Restricted cash	147	4	—	—	151
Accrued interest receivable	867	2,524	—	—	3,391
REO	3,353	—	—	—	3,353
Total Collateral for ABS Issued	$637,184	$622,590	$—	$—	$1,259,774
Note 15. Long-Term Debt

FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At December 31, 2018, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the year ended December 31, 2018, we made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At December 31, 2018, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.52% and a weighted average maturity of approximately seven years. At December 31, 2017, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.38% and a weighted average maturity of eight years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. At December 31, 2018, total advances under this agreement were secured by residential mortgage loans with a fair value of $2.38 billion. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At December 31, 2018, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 15. Long-Term Debt - (continued)

The following table presents maturities of our FHLBC borrowings by year at December 31, 2018.
Table 15.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	December 31, 2018
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999
For additional information about our FHLBC borrowings, see Part II, Item 7 of this Annual Report on Form 10-K under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Convertible Notes
In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. These convertible notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or conversion, which will be no later than July 15, 2024. After deducting the issuance discount, the underwriting discount and offering costs, we received $194 million of net proceeds. Including amortization of deferred debt issuance costs and the debt discount, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. These notes are convertible at the option of the holder at a conversion rate of 54.7645 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.26 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At December 31, 2018, the outstanding principal amount of these notes was $200 million and the accrued interest payable on this debt was $6 million. At December 31, 2018, the unamortized deferred issuance costs and debt discount were $5 million and $1 million, respectively.
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.75% until maturity or conversion, which will be no later than August 15, 2023. After deducting the underwriting discount and offering costs, we received $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At December 31, 2018, these notes were convertible at the option of the holder at a conversion rate of 53.9060 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.55 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At December 31, 2018, the outstanding principal amount of these notes was $245 million. At December 31, 2018, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $6 million.
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At December 31, 2018, these notes were exchangeable at the option of the holder at an exchange rate of 46.2370 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.63 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. Additionally, during the fourth quarter of 2018, $201 million principal amount of these notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At December 31, 2018, the outstanding principal amount of these notes was $201 million. At December 31, 2018, the accrued interest payable balance on this debt was $1 million and the unamortized deferred issuance costs were $1 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 15. Long-Term Debt - (continued)

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
Trust Preferred Securities and Subordinated Notes
At December 31, 2018, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed. The $100 million trust preferred securities will be redeemed no later than January 30, 2037, and the $40 million subordinated notes will be redeemed no later than July 30, 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.9% per annum. At both December 31, 2018 and December 31, 2017, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.
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
Note 16. Commitments and Contingencies
Lease Commitments
At December 31, 2018, we were obligated under four non-cancelable operating leases with expiration dates through 2028 for $16 million of cumulative lease payments. Our operating lease expense was $2 million, $2 million, and $3 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table presents our future lease commitments at December 31, 2018.
Table 16.1 – Future Lease Commitments by Year

(In Thousands)	December 31, 2018
2019	$2,002
2020	1,966
2021	1,474
2022 and thereafter	10,217
Total Lease Commitments	$15,659
Leasehold improvements for our offices are amortized into expense over the lease term. There were $3 million of unamortized leasehold improvements at December 31, 2018. For each of the years ended December 31, 2018, 2017, and 2016, we recognized less than $0.2 million of leasehold amortization expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 16. Commitments and Contingencies - (continued)

Commitment to Fund Partnerships
In the fourth quarter of 2018, we invested in two partnerships created to acquire and manage certain mortgage servicing related assets (see Note 10 for additional detail). At December 31, 2018, we had an outstanding commitment to fund an additional $36 million to these partnerships to acquire additional outstanding servicer advances and excess MSRs. As of February 28, 2019, we had funded $7 million of this commitment and expect to fund the remainder before the end of June 2019. In connection with this investment, we are also required to fund future net servicer advances related to the underlying mortgage loans. The actual amount of net servicer advances we may fund in the future is subject to significant uncertainty and will be based on the credit and prepayment performance of the underlying loans.
Commitment to Participate in Loan Warehouse Facility
In the second quarter of 2018, we invested in a participation in the mortgage loan warehouse credit facility of one of our loan sellers. This investment includes a commitment to participate in (and an obligation to fund) a designated amount of the loan seller's borrowings under this warehouse credit facility. This obligation is subject to daily funding requests by the financial institution, and fundings are recorded on our balance sheet as a Participation in loan warehouse facility. At December 31, 2018, $40 million of our commitment had been funded, and, assuming future borrowings under this facility are collateralized by mortgage loans with characteristics consistent with those collateralizing the facility at December 31, 2018, we were committed to fund up to an additional $22 million. See Note 10 for additional detail on our participation in a loan warehouse facility.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At December 31, 2018, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At December 31, 2018, we had not incurred any losses under these arrangements. For the years ended December 31, 2018, 2017, and 2016, other income related to these arrangements was $4 million, $3 million, and $5 million, respectively, and was included in Other income, net on our consolidated statements of income. For the years ended December 31, 2018, 2017, and 2016, we recorded net market valuation losses related to these arrangements of $0.4 million, $1 million, and $1 million, respectively, through Investment fair value changes, net, on our consolidated statements of income.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at December 31, 2018, the loans had an unpaid principal balance of $1.84 billion and a weighted average FICO score of 759 (at origination) and LTV ratio of 76% (at origination). At December 31, 2018, $7 million of the loans were 90 days or more delinquent, of which $1 million were in foreclosure. At December 31, 2018, the carrying value of our guarantee obligation was $17 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2018 and December 31, 2017, assets of such SPEs totaled $47 million and $48 million, respectively, and liabilities of such SPEs totaled $17 million and $19 million, respectively.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 16. Commitments and Contingencies - (continued)

At December 31, 2018 and December 31, 2017, our repurchase reserve associated with our residential loans and MSRs was $4 million and $5 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received 11 repurchase requests during the year ended December 31, 2018 and 17 during the year ended December 31, 2017. During the years ended December 31, 2018, 2017, and 2016, we repurchased two loans, one loan, and one loan, respectively. During the years ended December 31, 2018, 2017, and 2016, we recorded $0.7 million, $0.3 million, and $1 million of reversals of repurchase provisions, respectively, that were recorded in Mortgage banking activities, net and Other income, net on our consolidated statements of income and had charge-offs of zero, $0.2 million, and $0.1 million, respectively.
Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. Specifically, the complaint alleged that the alleged misstatements concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Seattle Certificate. The FHLB-Seattle alleged claims under the Securities Act of Washington (Section 21.20.005, et seq.) and sought to rescind the purchase of the Seattle Certificate and to collect interest on the original purchase price at the statutory interest rate of 8% per annum from the date of original purchase (net of interest received) as well as attorneys’ fees and costs. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at December 31, 2018, approximately $126 million of principal and $12 million of interest payments had been made in respect of the Seattle Certificate. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. Specifically, the complaint alleged that the misstatements for the 2005-4 RMBS concerned the (1) loan-to-value ratio of mortgage loans and the appraisals of the properties that secured loans supporting the 2005-4 RMBS, (2) occupancy status of the properties, (3) standards used to underwrite the loans, and (4) ratings assigned to the Schwab Certificate. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at December 31, 2018, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 16. Commitments and Contingencies - (continued)

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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At December 31, 2018, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 17. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the years ended December 31, 2018 and 2017.
Table 17.1 – Changes in Accumulated Other Comprehensive Income by Component

	Years Ended December 31,
	2018		2017
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$128,201	$(42,953)	$115,873	$(44,020)
Other comprehensive income (loss) before reclassifications	(7,298)	8,908	22,864	1,022
Amounts reclassified from other accumulated comprehensive income (1)	(25,561)	—	(10,536)	45
Net current-period other comprehensive income (loss)	(32,859)	8,908	12,328	1,067
Balance at End of Period	$95,342	$(34,045)	$128,201	$(42,953)

(1)	Amount is presented net of tax provision of $2 million for the year ended December 31, 2018.
The following table provides a summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2018 and 2017.
Table 17.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Years Ended December 31,
(In Thousands)	Income Statement	2018	2017
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$89	$1,012
Gain on sale of AFS securities	Realized gains, net	(27,178)	(11,548)
Gain on sale of AFS securities	Provision for income taxes	1,528	—
		$(25,561)	$(10,536)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$—	$45
		$—	$45

(1)
For the year ended December 31, 2018, other-than-temporary impairments were $1 million, of which $0.1 million were recognized through our consolidated statements of income and $1 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the year ended December 31, 2017, other-than-temporary impairments were $1 million, of which $1 million were recognized through our consolidated statements of income, and $0.4 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 17. Equity - (continued)

Issuance of Common Stock
During the year ended December 31, 2018, we issued 7,187,500 shares of common stock in an underwritten public offering for net proceeds of $117 million.
Additionally, in the fourth quarter of 2018, we established a program to sell up to an aggregate of $150 million of common stock from time to time in at-the-market ("ATM") offerings. During the fourth quarter of 2018, we issued 1,550,819 common shares for net proceeds of approximately $25 million through ATM offerings. At December 31, 2018, approximately $125 million remained oustanding for future offerings under this program.
Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the years ended December 31, 2018, 2017, and 2016.
Table 17.3 – Basic and Diluted Earnings per Common Share

	Years Ended December 31,
(In Thousands, except Share Data)	2018	2017	2016
Basic Earnings per Common Share:
Net income attributable to Redwood	$119,600	$140,406	$131,252
Less: Dividends and undistributed earnings allocated to participating securities	(3,754)	(3,632)	(3,742)
Net income allocated to common shareholders	$115,846	$136,774	$127,510
Basic weighted average common shares outstanding	78,724,912	76,792,957	76,747,047
Basic Earnings per Common Share	$1.47	$1.78	$1.66
Diluted Earnings per Common Share:
Net income attributable to Redwood	$119,600	$140,406	$131,252
Less: Dividends and undistributed earnings allocated to participating securities	(4,283)	(3,836)	(4,035)
Add back: Interest expense on convertible notes for the period, net of tax	32,653	26,898	23,862
Net income allocated to common shareholders	$147,970	$163,468	$151,079
Weighted average common shares outstanding	78,724,912	76,792,957	76,747,047
Net effect of dilutive equity awards	189,120	185,383	28,435
Net effect of assumed convertible notes conversion to common shares	31,113,738	24,996,668	21,133,608
Diluted weighted average common shares outstanding	110,027,770	101,975,008	97,909,090
Diluted Earnings per Common Share	$1.34	$1.60	$1.54
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
During the year ended December 31, 2018, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the years ended December 31, 2018, 2017, and 2016, no common shares related to the assumed conversion of our convertible notes were antidilutive and excluded from the calculation of diluted earnings per share.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 17. Equity - (continued)

For the years ended December 31, 2018, 2017, and 2016, the number of outstanding equity awards that were antidilutive totaled 7,230, 5,843, and zero, respectively.
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
In February 2018, our Board of Directors approved an authorization for the repurchase of an additional $39 million of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. As noted above, this authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At December 31, 2018, $100 million of the current total authorization remained available for the repurchase of shares of our common stock.
Note 18. Equity Compensation Plans
At December 31, 2018 and December 31, 2017, 4,616,776 and 1,356,438 shares of common stock, respectively, were available for grant under our Incentive Plan. During the second quarter of 2018, Redwood shareholders approved for grant an additional 4,000,000 shares of common stock under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $25 million at December 31, 2018, as shown in the following table.
Table 18.1 – Activities of Equity Compensation Costs by Award Type

	Year Ended December 31, 2018
(In Thousands)	Restricted Stock	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$2,808	$13,364	$5,298	$—	$21,470
Equity grants	2,566	9,050	4,400	136	16,152
Equity grant forfeitures	(112)	—	—	—	(112)
Equity compensation expense	(1,690)	(7,925)	(2,637)	(136)	(12,388)
Unrecognized Compensation Cost at End of Period	$3,572	$14,489	$7,061	$—	$25,122
At December 31, 2018, the weighted average amortization period remaining for all of our equity awards was less than two years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 18. Equity Compensation Plans - (continued)

Restricted Stock Awards
The following table summarizes the activities related to restricted stock for the years ended December 31, 2018, 2017, and 2016.
Table 18.2 – Restricted Stock Awards Activities

	Years Ended December 31,
	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	257,507	$15.23	204,515	$14.27	187,180	$18.22
Granted	173,413	14.73	134,364	16.52	144,056	11.89
Vested	(83,968)	15.46	(61,928)	14.97	(50,107)	17.28
Forfeited	(7,470)	15.05	(19,444)	14.78	(76,614)	18.01
Outstanding at End of Period	339,482	$14.92	257,507	$15.23	204,515	$14.27
The expenses recorded for restricted stock awards were $2 million for the year ended December 31, 2018, and $1 million for each of the years ended December 31, 2017 and 2016. As of December 31, 2018, there was $4 million of unrecognized compensation cost related to unvested restricted stock. This cost will be recognized over a weighted average period of less than two years. Restrictions on shares of restricted stock outstanding lapse through 2022.
Deferred Stock Units (“DSUs”)
The following table summarizes the activities related to DSUs for the years ended December 31, 2018, 2017, and 2016.
Table 18.3 – Deferred Stock Units Activities

	Years Ended December 31,
	2018		2017		2016
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	1,878,491	$15.92	1,848,862	$16.46	2,407,154	$16.45
Granted	670,254	15.53	565,921	16.01	565,061	13.33
Distributions	(212,025)	18.37	(504,417)	18.09	(1,060,459)	14.64
Forfeitures	—	—	(31,875)	14.80	(62,894)	18.66
Balance at End of Period	2,336,720	$15.58	1,878,491	$15.92	1,848,862	$16.46

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 18. Equity Compensation Plans - (continued)

We generally grant DSUs annually, as part of our compensation process. In addition, DSUs are granted from time to time in connection with hiring and promotions and in lieu of the payment in cash of a portion of annual bonus earned. At December 31, 2018 and 2017, the number of outstanding DSUs that were unvested was 1,155,098 and 988,656, respectively. The weighted average grant-date fair value of these unvested DSUs was $15.18 and $15.20 at December 31, 2018 and 2017, respectively. Unvested DSUs at December 31, 2018 will vest through 2022.
Expenses related to DSUs were $8 million, $6 million, and $9 million for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018, there was $14 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted average period of less than two years. At December 31, 2018 and 2017, the number of outstanding DSUs that had vested was 1,181,623 and 889,835, respectively.
Performance Stock Units (“PSUs”)
At December 31, 2018 and December 31, 2017, the target number of PSUs that were unvested was 725,616 and 704,270, respectively. During 2018, 2017, and 2016, 258,078, 273,054, and 194,484 target number of PSUs were granted, respectively, with per unit grant date fair values of $17.05, $13.24, and $9.46, respectively. During the years ended December 31, 2018 and 2017, there were no PSUs forfeited due to employee departures. During the year ended December 31, 2016, there were 208,330 target number of PSUs forfeited due to employee departures.
With respect to 235,053 target number of PSUs granted in December 2018, the number of underlying shares of common stock that vest and that the recipient becomes entitled to receive at the time of vesting will generally range from 0% to 250% of the target number of PSUs granted, with the target number of PSUs granted being adjusted to reflect the value of any dividends declared on our common stock during the vesting period. Vesting of these PSUs will generally occur as of January 1, 2022 based on a three-step process as described below.

•
First, baseline vesting would range from 0% - 200% of the target number of PSUs granted based on the level of book value total stockholder return (“bvTSR”) attained over the three-year vesting period, with 100% of the target number of PSUs vesting if three-year bvTSR is 25%. Book Value TSR for the PSUs granted in December 2018 is defined as the percentage by which our book value "per share price" has increased or decreased as of the last day of the three-year vesting period relative to the first day of such vesting period, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock, compared to the bvTSR goal for the performance period.

•
Second, the vesting level would then be adjusted to increase or decrease by up to an additional 50 percentage points based on Redwood’s relative total stockholder return (“rTSR”) against a comparator group of companies measured over the three-year vesting period, with median rTSR performance correlating to no adjustment from the baseline level of vesting.

•
Third, if the vesting level after steps one and two is greater than 100% of the target number of PSUs, but absolute total shareholder return (“TSR”) is negative over the three-year performance period, vesting would be capped at 100% of target number of PSUs. TSR is defined as the percentage by which our common stock “per share price” has increased or decreased as of the last day of the three-year vesting period relative to the first day of such vesting period, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock (“Three-Year TSR”).

The grant date fair value of the December 2018 PSUs of $17.23 was determined through Monte-Carlo simulations using the following assumptions: the common stock closing price at the grant date for Redwood and each member of the comparator group, the average closing price of the common stock price for the 60 trading days prior to the grant date for Redwood and each member of the comparator group, and the range of performance-based vesting based on Absolute TSR over three years from the grant date. For the 2018 PSU grant, an implied volatility assumption of 22% (based on historical volatility), a risk-free rate of 2.78% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 18. Equity Compensation Plans - (continued)

In May 2018, 23,025 target number of PSUs with a per unit grant date fair value of $15.20 were granted to two executives in connection with their promotions. The grant date fair values of these PSUs were determined through Monte-Carlo simulations using the following assumptions: our common stock closing price at the grant date, the average closing price of our common stock price for the 60 trading days prior to the grant date and the range of performance-based vesting based on Three-Year TSR and the performance-based vesting formula described below with respect to PSUs granted in December 2017. For this PSU grant, an implied volatility assumption of 27% (based on historical volatility), a risk-free rate of 2.71% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.
With respect to the PSUs granted in December 2017, vesting will generally occur at the end of three years from their grant date, with the level of vesting at that time contingent on the Three-Year TSR. The number of underlying shares of our common stock that will vest in future years will vary between 0% (if Three-Year TSR is zero or negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.
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
With respect to the PSUs granted in 2015, the three-year performance period ended during the fourth quarter of 2018, resulting in the vesting of 387,937 shares of our common stock. With respect to the PSUs granted in 2014, the three-year performance period ended during the fourth quarter of 2017, resulting in the vesting of zero shares of our underlying common stock. With respect to the PSUs granted in 2013, the three-year performance period ended during the fourth quarter of 2016, resulting in the vesting of zero shares of our underlying common stock.
Expenses related to PSUs were $3 million for each of the years ended December 31, 2018, 2017, and 2016. As of December 31, 2018, there was $7 million of unrecognized compensation cost related to unvested PSUs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 18. Equity Compensation Plans - (continued)

Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2018, 390,569 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2018.
The following table summarizes the activities related to the ESPP for the years ended December 31, 2018, 2017, and 2016.
Table 18.4 – Employee Stock Purchase Plan Activities

	Years Ended December 31,
(In Thousands)	2018	2017	2016
Balance at beginning of period	$4	$3	$18
Employee purchases	375	305	290
Cost of common stock issued	(373)	(304)	(305)
Balance at End of Period	$6	$4	$3
Executive Deferred Compensation Plan
The following table summarizes the cash account activities related to the EDCP for the years ended December 31, 2018, 2017, and 2016.
Table 18.5 – EDCP Cash Accounts Activities

	Years Ended December 31,
(In Thousands)	2018	2017	2016
Balance at beginning of period	$2,171	$2,088	$2,095
New deferrals	759	750	558
Accrued interest	82	58	53
Withdrawals	(528)	(725)	(618)
Balance at End of Period	$2,484	$2,171	$2,088
In the fourth quarter of 2018, our Board of Directors approved an amendment to the EDCP to increase by 200,000 shares the shares available to allow non-employee directors to defer certain cash payments and dividends into DSUs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 19. Mortgage Banking Activities
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the years ended December 31, 2018, 2017, and 2016.
Table 19.1 – Mortgage Banking Activities

	Years Ended December 31,
(In Thousands)	2018	2017	2016
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$21,808	$69,373	$31,399
Single-family rental loans, at fair value (1)	453	—	—
Sequoia securities	—	—	1,455
Risk management derivatives (2)	34,739	(17,529)	5,696
Other income (expense), net (3)	2,566	2,064	2,203
Total residential mortgage banking activities, net	59,566	53,908	40,753
Commercial Mortgage Banking Activities, Net	—	—	(2,062)
Mortgage Banking Activities, Net	$59,566	$53,908	$38,691

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 20. Investment Fair Value Changes
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the years ended December 31, 2018, 2017 and 2016.
Table 20.1 – Investment Fair Value Changes

	Years Ended December 31,
(In Thousands)	2018	2017	2016
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$(29,573)	$(5,765)	$(23,102)
Residential bridge loans held-for-investment	(29)	—	—
Trading securities	(8,055)	39,526	9,666
Servicer advance investments	(701)	—	—
Excess MSRs	1,823	—	—
Net investments in Legacy Sequoia entities (1)	(1,016)	(8,027)	(4,200)
Net investments in Sequoia Choice entities (1)	443	(323)	—
Net investment in Freddie Mac SLST entity (1)	1,271	—	—
Net investments in Freddie Mac K-Series entities (1)	931	—	—
Risk-sharing investments	(434)	(1,484)	(1,151)
Risk management derivatives, net	9,740	(12,842)	(9,112)
Valuation adjustments on commercial loans held-for-sale	—	300	(307)
Impairments on AFS securities	(89)	(1,011)	(368)
Investment Fair Value Changes, Net	$(25,689)	$10,374	$(28,574)

(1)
Includes changes in fair value of the loans held-for-investment, REO and the ABS issued at the entities, which netted together represent the change in value of our retained investments at the consolidated VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 21. Operating Expenses
Components of our operating expenses for the years ended December 31, 2018, 2017 and 2016 are presented in the following table.
Table 21.1 – Components of Operating Expenses

	Years Ended December 31,
(In Thousands)	2018	2017	2016
Fixed compensation expense	$24,445	$22,111	$24,332
Variable compensation expense (1)	14,589	20,574	16,581
Equity compensation expense	12,388	10,141	9,093
Total compensation expense	51,422	52,826	50,006
Systems and consulting	7,451	7,073	9,037
Loan acquisition costs (2)	7,697	5,022	5,744
Office costs	4,705	4,248	4,550
Accounting and legal	5,529	2,842	3,658
Corporate costs	1,955	1,856	2,106
Other operating expenses	4,023	3,289	3,284
Operating expenses before restructuring charges	82,782	77,156	78,385
Restructuring charges (3)	—	—	10,401
Total Operating Expenses	$82,782	$77,156	$88,786

(1)	Variable compensation expense in 2017 includes $2 million of costs associated with the hiring of a new executive officer.

(2)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 22. Taxes
Components of our net deferred tax assets at December 31, 2018 and December 31, 2017 are presented in the following table.
Table 22.1 – Deferred Tax Assets (Liabilities)

(In Thousands)	December 31, 2018	December 31, 2017
Deferred Tax Assets
Net operating loss carryforward – state	$103,858	$108,085
Net capital loss carryforward – federal	—	535
Real estate assets	2,400	—
Interest rate agreements	2,320	1,380
Allowances and accruals	1,830	2,044
Other	1,586	1,844
Total Deferred Tax Assets	111,994	113,888
Deferred Tax Liabilities
Real estate assets	—	(562)
Mortgage Servicing Rights	(20,068)	(20,540)
Tax effect of unrealized gains – OCI	—	(1,166)
Total Deferred Tax Liabilities	(20,068)	(22,268)
Valuation allowance	(100,948)	(103,384)
Total Deferred Tax Asset (Liability), net of Valuation Allowance	$(9,022)	$(11,764)
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
Realization of our deferred tax assets ("DTAs") at December 31, 2018, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of the deferred assets is not assured and establish a valuation allowance accordingly.
As a result of GAAP income generated at our TRS in 2018 and 2017, we are reporting net federal ordinary and capital deferred tax liabilities ("DTLs") at December 31, 2018 and December 31, 2017 and consequently no valuation allowance was recorded against any federal DTA in either of these periods. Consistent with prior periods, at December 31, 2018, we continued to maintain a valuation allowance against our net state DTAs as we remain uncertain about our ability to generate sufficient income in future periods needed to utilize net state DTAs beyond the reversal of our state DTLs.
Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. We assessed our tax positions for all open tax years (i.e., Federal, 2015 to 2018, and State, 2014 to 2018) and, at December 31, 2018 and December 31, 2017, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 22. Taxes (continued)

At December 31, 2018, our federal NOL carryforward at the REIT was $39 million, which will expire in 2029. In order to utilize NOLs at the REIT, taxable income must exceed dividend distributions. At December 31, 2018, our taxable REIT subsidiaries had no federal NOLs, as they were fully utilized in 2017. Redwood and its taxable subsidiaries accumulated an estimated state NOL of $1.21 billion at December 31, 2018. These NOLs expire beginning in 2029. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.
The following table summarizes the provision for income taxes for the years ended December 31, 2018, 2017, and 2016.
Table 22.2 – Provision for Income Taxes

	Years Ended December 31,
(In Thousands)	2018	2017	2016
Current Provision for Income Taxes
Federal	$11,387	$512	$1,477
State	820	361	331
Total Current Provision for Income Taxes	12,207	873	1,808
Deferred Provision for Income Taxes
Federal	(1,419)	10,991	1,910
State	300	(112)	(10)
Total Deferred (Benefit) Provision for Income Taxes	(1,119)	10,879	1,900
Total Provision for Income Taxes	$11,088	$11,752	$3,708
The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at December 31, 2018, 2017, and 2016.
Table 22.3 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	December 31, 2018	December 31, 2017	December 31, 2016
Federal statutory rate	21.0%	34.0%	34.0%
State statutory rate, net of Federal tax effect	8.6%	7.2%	7.2%
Differences in taxable (loss) income from GAAP income	(1.7)%	(3.9)%	(1.0)%
Change in valuation allowance	1.9%	(1.0)%	(11.2)%
Dividends paid deduction	(21.3)%	(23.4)%	(26.3)%
Federal statutory rate change	—%	(5.2)%	—%
Effective Tax Rate	8.5%	7.7%	2.7%
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
December 31, 2018

Note 23. Segment Information
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
The following tables present financial information by segment for the years ended December 31, 2018, 2017, and 2016.
Table 23.1 – Business Segment Financial Information

	Year Ended December 31, 2018
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$304,636	$53,054	$21,027	$378,717
Interest expense	(149,139)	(28,934)	(60,966)	(239,039)
Net interest income (loss)	155,497	24,120	(39,939)	139,678
Non-interest income
Mortgage banking activities, net	—	59,566	—	59,566
Investment fair value changes, net	(24,693)	—	(996)	(25,689)
Other income, net	12,433	—	441	12,874
Realized gains, net	27,041	—	—	27,041
Total non-interest income, net	14,781	59,566	(555)	73,792
Direct operating expenses	(10,357)	(28,172)	(44,253)	(82,782)
Provision for income taxes	(3,741)	(7,347)	—	(11,088)
Segment Contribution	$156,180	$48,167	$(84,747)
Net Income				$119,600
Non-cash amortization income (expense), net	$16,849	$(181)	$(4,289)	$12,379

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 23. Segment Information (continued)

	Year Ended December 31, 2017
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$188,760	$39,309	$19,988	$248,057
Interest expense	(36,690)	(17,369)	(54,757)	(108,816)
Net interest income (loss)	152,070	21,940	(34,769)	139,241
Non-interest income
Mortgage banking activities, net	—	53,908	—	53,908
Investment fair value changes, net	18,414	—	(8,040)	10,374
Other income, net	12,436	—	—	12,436
Realized gains, net	14,107	—	(752)	13,355
Total non-interest income, net	44,957	53,908	(8,792)	90,073
Direct operating expenses	(6,028)	(25,113)	(46,015)	(77,156)
Provision for income taxes	(5,328)	(6,424)	—	(11,752)
Segment Contribution	$185,671	$44,311	$(89,576)
Net Income				$140,406
Non-cash amortization income (expense), net	$20,974	$(102)	$(3,410)	$17,462

	Year Ended December 31, 2016
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$192,200	$33,661	$20,494	$246,355
Interest expense	(22,997)	(14,191)	(51,340)	(88,528)
Net interest income (loss)	169,203	19,470	(30,846)	157,827
Reversal of provision for loan losses	7,102	—	—	7,102
Non-interest income
Mortgage banking activities, net	—	40,753	(2,062)	38,691
Investment fair value changes, net	(24,367)	—	(4,207)	(28,574)
Other income, net	20,691	—	—	20,691
Realized gains, net	27,717	—	292	28,009
Total non-interest income, net	24,041	40,753	(5,977)	58,817
Direct operating expenses (1)	(10,421)	(23,252)	(55,113)	(88,786)
Provision for income taxes	(1,848)	(1,860)	—	(3,708)
Segment Contribution	$188,077	$35,111	$(91,936)
Net Income				$131,252
Non-cash amortization income (expense), net	$29,806	$(130)	$(3,972)	$25,704

(1)
For the year ended December 31, 2016, charges associated with the restructuring of our conforming residential mortgage loan operations and commercial operations, included in the direct operating expense line item, are presented under the Corporate/Other column.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 23. Segment Information (continued)

The following table presents the components of Corporate/Other for the years ended December 31, 2018, 2017, and 2016.
Table 23.2 – Components of Corporate/Other

	Years Ended December 31,
	2018			2017			2016
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$20,036	$991	$21,027	$19,407	$581	$19,988	$19,537	$957	$20,494
Interest expense	(16,519)	(44,447)	(60,966)	(14,789)	(39,968)	(54,757)	(13,103)	(38,237)	(51,340)
Net interest income (loss)	3,517	(43,456)	(39,939)	4,618	(39,387)	(34,769)	6,434	(37,280)	(30,846)
Non-interest income
Mortgage banking activities, net	—	—	—	—	—	—	—	(2,062)	(2,062)
Investment fair value changes, net	(1,016)	20	(996)	(8,027)	(13)	(8,040)	(4,200)	(7)	(4,207)
Other income, net	—	441	441	—	—	—	—	—	—
Realized gains, net	—	—	—	—	(752)	(752)	—	292	292
Total non-interest (loss) income, net	(1,016)	461	(555)	(8,027)	(765)	(8,792)	(4,200)	(1,777)	(5,977)
Direct operating expenses	—	(44,253)	(44,253)	—	(46,015)	(46,015)	—	(55,113)	(55,113)
Total	$2,501	$(87,248)	$(84,747)	$(3,409)	$(86,167)	$(89,576)	$2,234	$(94,170)	$(91,936)

(1)	Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.
The following table presents supplemental information by segment at December 31, 2018 and December 31, 2017.
Table 23.3 – Supplemental Segment Information

(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
December 31, 2018
Residential loans	$5,685,983	$1,048,801	$519,958	$7,254,742
Business purpose residential loans	112,798	28,460	—	141,258
Multifamily loans	2,144,598	—	—	2,144,598
Real estate securities	1,452,494	—	—	1,452,494
Other investments	427,764	—	10,754	438,518
Total assets	10,093,993	1,103,090	740,323	11,937,406

December 31, 2017
Residential loans	$3,054,448	$1,427,945	$632,817	$5,115,210
Real estate securities	1,476,510	—	—	1,476,510
Other investments	63,598	—	—	63,598
Total assets	4,743,873	1,453,069	842,880	7,039,822

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 24. Quarterly Financial Data - Unaudited

	Three Months Ended
(In Thousands, except Share Data)	December 31,	September 30,	June 30,	March 31,
2018
Operating results:
Interest income	$119,725	$99,397	$82,976	$76,619
Interest expense	(84,961)	(64,351)	(48,213)	(41,514)
Net interest income	34,764	35,046	34,763	35,105
Non-interest income	(17,679)	32,284	19,521	39,666
Operating expenses	(19,253)	(21,490)	(19,009)	(23,030)
Net (loss) income	(913)	40,921	32,747	46,845
Per share data:
Net (loss) income – basic	$(0.02)	$0.49	$0.42	$0.60
Net (loss) income – diluted	(0.02)	0.42	0.38	0.50
Regular dividends declared per common share	0.30	0.30	0.30	0.28
2017
Operating results:
Interest income	$71,468	$62,737	$59,224	$54,628
Interest expense	(36,108)	(27,443)	(24,234)	(21,031)
Net interest income	35,360	35,294	34,990	33,597
Non-interest income	10,951	26,070	25,297	27,755
Operating expenses	(20,367)	(19,922)	(18,641)	(18,226)
Net income	30,933	36,180	36,324	36,969
Per share data:
Net income – basic	$0.39	$0.46	$0.46	$0.47
Net income – diluted	0.35	0.41	0.43	0.43
Regular dividends declared per common share	0.28	0.28	0.28	0.28
Note 25. Subsequent Events
On January 22, 2019, we exercised our option to acquire the remaining 80% interest in 5 Arches for a combination of cash and common stock totaling $40 million. A portion of this remaining consideration is contingent upon 5 Arches achieving certain origination volumes over the next two years. This acquisition is expected to close in the first quarter of 2019, subject to customary closing conditions. We have owned a 20% interest in 5 Arches since May 2018, as described in Note 10.
On January 29, 2019, we invested in a limited partnership created to acquire $1 billion of floating rate, light-renovation multifamily loans from Freddie Mac. We committed to fund an aggregate of $78 million to the partnership and have funded approximately $20 million as of February 28, 2019. Freddie Mac is providing a debt facility to finance loans purchased by the partnership. After the partnership's acquisitions have reached a specific threshold, the partnership and Freddie Mac may agree to include the related loans in a Freddie Mac-sponsored securitization. The limited partners may acquire subordinate securities issued in such securitization.
On January 29, 2019, we sold 11,500,000 shares of common stock in an underwritten public offering, resulting in net proceeds of approximately $177 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2018

(In Thousands)
Description	Number of Loans	Interest Rate			Maturity Date			Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Residential Loans Held-for-Investment
At Redwood (1):
Hybrid ARM loans	385	2.63%	to	6.38%	2043-03	-	2048-10	$309,747	$—
Fixed loans	2,911	2.75%	to	6.75%	2027-07	-	2048-11	2,074,185	1,224
At Legacy Sequoia (2):
ARM loans	2,620	1.25%	to	5.63%	2019-02	-	2036-05	511,447	13,955
Hybrid ARM loans	21	2.63%	to	5.00%	2033-07	-	2034-11	8,511	—
At Sequoia Choice (2):
Fixed loans	2,800	2.75%	to	6.50%	2035-04	-	2048-09	2,079,382	1,905
At Freddie Mac SLST (3):
Fixed loans	7,900	2.00%	to	10.50%	2018-12	-	2058-11	1,222,669	50,528
Total Residential Loans Held-for-Investment								$6,205,941	$67,612

Residential Loans Held-for-Sale (4):
ARM loans	2	4.00%	to	4.13%	2032-11	-	2032-11	$111	$—
Hybrid ARM loans	108	3.50%	to	7.38%	2047-04	-	2049-01	89,406	—
Fixed loans	1,376	3.13%	to	7.00%	2029-04	-	2049-01	959,284	747
Total Residential Loans Held-for-Sale								$1,048,801	$747

Single-Family Rental Loans Held-for-Sale (4):
Fixed loans	11	5.62%	to	7.47%	2023-09	-	2028-12	$28,460	$—
Total Single-Family Rental Loans Held-for-Sale								$28,460	$—

Residential Bridge Loans Held-for-Investment (4):
Fixed loans	157	7.50%	to	12.00%	2018-07	-	2020-05	$112,798	$12,134
Total Residential Bridge Loans Held-for-Investment								$112,798	$12,134

Multifamily Loans Held-for-Investment (3):
At Freddie Mac K-Series:
Fixed loans	162	3.29%	to	4.73%	2023-01	-	2027-01	$2,144,598	$—
Total Multifamily Loans Held-for-Investment								$2,144,598	$—

(1)	For our held-for-investment residential loans at Redwood, the aggregate tax basis for Federal income tax purposes at December 31, 2018 was $2.42 billion.

(2)
For our held-for-investment loans at consolidated Legacy Sequoia and Sequoia Choice entities, the aggregate tax basis for Federal income tax purposes at December 31, 2018 was zero, as the transfers of these loans into securitizations were treated as sales for tax purposes.

(3)
Our held-for-investment loans at Freddie Mac SLST and Freddie Mac K-Series entities were consolidated for GAAP purposes. For tax purposes, we acquired the underlying real estate securities and therefore, the tax basis in these loans is zero at December 31, 2018.

(4)	The aggregate tax basis for Federal income tax purposes of our mortgage loans held at Redwood approximates the carrying values, as disclosed in the schedule.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTE TO SCHEDULE IV - RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE
December 31, 2018

The following table summarizes the changes in the carrying amount of mortgage loans on real estate during the years ended December 31, 2018, 2017, and 2016.

	Years Ended December 31,
(In Thousands)	2018	2017	2016
Balance at beginning of period	$5,115,210	$3,890,751	$4,331,450
Additions during period:
Originations/acquisitions	10,607,896	5,741,427	4,983,049
Net discount accretion	—	—	330
Deductions during period:
Sales	(5,426,304)	(3,982,683)	(4,509,644)
Principal repayments	(843,984)	(576,620)	(879,188)
Reversal of provision for loan losses	—	—	7,102
Transfers to REO	(4,104)	(4,219)	(11,566)
Deconsolidation adjustments	—	—	(6,871)
Changes in fair value, net	91,884	46,554	(23,911)
Balance at end of period	$9,540,598	$5,115,210	$3,890,751