Form 10-Q
period 2019-03-31
REDWOOD TRUST INC
filed 2019-05-09
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	96,876,974 shares outstanding as of May 6, 2019

REDWOOD TRUST, INC.
2019 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	March 31, 2019	December 31, 2018
ASSETS (1)
Residential loans, held-for-sale, at fair value	$819,221	$1,048,801
Residential loans, held-for-investment, at fair value	6,455,080	6,205,941
Business purpose residential loans, at fair value	160,612	141,258
Multifamily loans, held-for-investment, at fair value	2,175,899	2,144,598
Real estate securities, at fair value	1,543,152	1,452,494
Other investments	414,198	438,518
Cash and cash equivalents	200,837	175,764
Restricted cash	14,614	29,313
Goodwill and intangible assets	52,895	—
Accrued interest receivable	48,972	47,105
Derivative assets	22,283	35,789
Other assets	285,596	217,825
Total Assets	$12,193,359	$11,937,406

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net (2)	$2,163,231	$2,400,279
Accrued interest payable	39,526	42,528
Derivative liabilities	110,942	84,855
Accrued expenses and other liabilities	119,428	78,719
Asset-backed securities issued, at fair value	5,637,644	5,410,073
Long-term debt, net	2,572,661	2,572,158
Total liabilities	10,643,432	10,588,612
Commitments and Contingencies (see Note 16)
Equity
Common stock, par value $0.01 per share, 180,000,000 shares authorized; 96,866,464 and 84,884,344 issued and outstanding	969	849
Additional paid-in capital	1,996,358	1,811,422
Accumulated other comprehensive income	52,684	61,297
Cumulative earnings	1,464,405	1,409,941
Cumulative distributions to stockholders	(1,964,489)	(1,934,715)
Total equity	1,549,927	1,348,794
Total Liabilities and Equity	$12,193,359	$11,937,406
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2019 and December 31, 2018, assets of consolidated VIEs totaled $6,585,881 and $6,331,191, respectively. At March 31, 2019 and December 31, 2018, liabilities of consolidated VIEs totaled $5,925,677 and $5,709,807, respectively. See Note 4 for further discussion.

(2)
Includes $201 million of convertible notes, which were reclassified from Long-term debt, net to Short-term debt as the maturity of the notes was less than one year as of November 15, 2018. See Note 13 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended March 31,
(Unaudited)	2019	2018
Interest Income
Residential loans	$75,950	$50,231
Business purpose residential loans	2,789	—
Multifamily loans	21,388	—
Real estate securities	24,450	25,695
Other interest income	6,464	693
Total interest income	131,041	76,619
Interest Expense
Short-term debt	(22,218)	(13,435)
Asset-backed securities issued	(55,295)	(11,401)
Long-term debt	(21,763)	(16,678)
Total interest expense	(99,276)	(41,514)
Net Interest Income	31,765	35,105
Non-interest Income
Mortgage banking activities, net	12,309	26,576
Investment fair value changes, net	20,159	1,609
Other income, net	3,587	2,118
Realized gains, net	10,686	9,363
Total non-interest income, net	46,741	39,666
Operating expenses	(23,159)	(23,030)
Net Income before Provision for Income Taxes	55,347	51,741
Provision for income taxes	(883)	(4,896)
Net Income	$54,464	$46,845

Basic earnings per common share	$0.57	$0.60
Diluted earnings per common share	$0.49	$0.50
Regular dividends declared per common share	$0.30	$0.28
Basic weighted average shares outstanding	92,685,350	75,396,649
Diluted weighted average shares outstanding	126,278,160	108,194,597

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended March 31,
(Unaudited)	2019	2018
Net Income	$54,464	$46,845
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	6,718	(4,237)
Reclassification of unrealized gain on available-for-sale securities to net income	(9,493)	(9,387)
Net unrealized (loss) gain on interest rate agreements	(5,838)	8,431
Total other comprehensive loss	(8,613)	(5,193)
Total Comprehensive Income	$45,851	$41,652

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2019

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2018	84,884,344	$849	$1,811,422	$61,297	$1,409,941	$(1,934,715)	$1,348,794
Net income	—	—	—	—	54,464	—	54,464
Other comprehensive loss	—	—	—	(8,613)	—	—	(8,613)
Issuance of common stock	11,500,000	115	177,482	—	—	—	177,597
Direct stock purchase and dividend reinvestment plan	399,838	4	6,303	—	—	—	6,307
Employee stock purchase and incentive plans	82,282	1	(1,939)	—	—	—	(1,938)
Non-cash equity award compensation	—	—	3,090	—	—	—	3,090
Common dividends declared	—	—	—	—	—	(29,774)	(29,774)
March 31, 2019	96,866,464	$969	$1,996,358	$52,684	$1,464,405	$(1,964,489)	$1,549,927

For the Three Months Ended March 31, 2018

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2017	76,599,972	$766	$1,673,845	$85,248	$1,290,341	$(1,837,913)	$1,212,287
Net income	—	—	—	—	46,845	—	46,845
Other comprehensive loss	—	—	—	(5,193)	—	—	(5,193)
Employee stock purchase and incentive plans	143,964	1	(284)	—	—	—	(283)
Non-cash equity award compensation	—	—	3,674	—	—	—	3,674
Share repurchases	(1,040,829)	(10)	(15,534)	—	—	—	(15,544)
Common dividends declared	—	—	—	—	—	(21,803)	(21,803)
March 31, 2018	75,703,107	$757	$1,661,701	$80,055	$1,337,186	$(1,859,716)	$1,219,983

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$54,464	$46,845
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(689)	(3,939)
Depreciation and amortization of non-financial assets	343	299
Originations of held-for-sale loans	(28,968)	—
Purchases of held-for-sale loans	(989,977)	(1,820,002)
Proceeds from sales of held-for-sale loans	851,331	1,581,806
Principal payments on held-for-sale loans	17,450	16,332
Net settlements of derivatives	(9,305)	19,296
Non-cash equity award compensation expense	3,090	3,674
Market valuation adjustments	(31,439)	(25,600)
Realized gains, net	(10,686)	(9,363)
Net change in:
Accrued interest receivable and other assets	(50,006)	35,824
Accrued interest payable and accrued expenses and other liabilities	(12,119)	11,581
Net cash used in operating activities	(206,511)	(143,247)
Cash Flows From Investing Activities:
Originations of loans held-for-investment	(7,000)	—
Purchases of loans held-for-investment	(49,489)	—
Principal payments on loans held-for-investment	246,964	159,889
Purchases of real estate securities	(154,871)	(128,069)
Proceeds from sales of real estate securities	74,018	241,570
Principal payments on real estate securities	24,498	16,246
Purchases of servicer advance investments	(68,976)	—
Principal repayments from servicer advance investments	66,532	—
Purchases of excess MSRs	(2,116)	—
Acquisition of 5 Arches, net of cash acquired	(3,714)	—
Net investment in participation in loan warehouse facility	38,209	—
Net investment in multifamily loan fund	(22,316)	—
Other investing activities, net	(1,179)	3,827
Net cash provided by investing activities	140,560	293,463
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	1,217,915	1,318,754
Repayments on short-term debt	(1,459,648)	(1,753,090)
Proceeds from issuance of asset-backed securities	330,534	441,741
Repayments on asset-backed securities issued	(163,146)	(84,974)
Net settlements of derivatives	(35)	(85)
Net proceeds from issuance of common stock	182,512	88
Net payments on repurchase of common stock	—	(16,315)
Taxes paid on equity award distributions	(2,033)	(371)
Dividends paid	(29,774)	(21,803)
Net cash provided by (used in) financing activities	76,325	(116,055)
Net increase in cash, cash equivalents and restricted cash	10,374	34,161
Cash, cash equivalents and restricted cash at beginning of period (1)	205,077	146,807
Cash, cash equivalents and restricted cash at end of period (1)	$215,451	$180,968

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2019	2018
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$99,686	$38,285
Taxes	77	42
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$2,601	$16,396
Transfers from loans held-for-sale to loans held-for-investment	389,486	507,616
Transfers from loans held-for-investment to loans held-for-sale	22,758	—
Transfers from residential loans to real estate owned	5,035	1,268
Right-of-use asset obtained in exchange for operating lease liability	12,661	—

(1)
Cash, cash equivalents, and restricted cash at March 31, 2019 includes cash and cash equivalents of $201 million and restricted cash of $15 million, and at December 31, 2018 includes cash and cash equivalents of $176 million and restricted cash of $29 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
Our primary sources of income are net interest income from our investment portfolios and non-interest income from our mortgage banking activities. Net interest income consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and other liabilities. Income from mortgage banking activities is generated through the acquisition of residential loans and their subsequent sale or securitization, as well as through the origination of business purpose residential loans.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at March 31, 2019 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2019 should not be construed as indicative of the results to be expected for the full year.
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
March 31, 2019
(Unaudited)
Note 2. Basis of Presentation - (continued)

For financial reporting purposes, the underlying loans owned at the consolidated Sequoia and Freddie Mac SLST entities are shown under Residential loans, held-for-investment, at fair value, and the underlying loans at the consolidated Freddie Mac K-Series are shown under Multifamily loans held-for-investment, at fair value, on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we recorded interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as other income and expenses associated with these entities' activities. See Note 14 for further discussion on ABS issued.
Beginning in the fourth quarter of 2018, we consolidated two partnerships ("Servicing Investment" entities) through which we have invested in servicing-related assets. We maintain an 80% ownership interest in each entity and have determined that we are the primary beneficiary of these partnerships.
Beginning in the first quarter of 2019, we consolidated 5 Arches, LLC ("5 Arches"), an originator of business purpose residential loans, pursuant to the exercise of our purchase option and the acquisition of the remaining equity in the company.
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
Acquisition of 5 Arches, LLC
On March 1, 2019, we completed the previously announced acquisition of the remaining 80% interest in 5 Arches, an originator of business purpose residential loans. In May 2018, Redwood acquired a 20% minority interest in 5 Arches for $10 million in cash, with a one-year option to purchase all remaining equity in the company. At closing, we paid approximately $13 million of cash and the remainder of the consideration, which could total up to an additional $27 million, will be paid in a mix of cash and Redwood common stock and is contingent on the achievement of certain specified loan origination thresholds over the next two years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 2. Basis of Presentation - (continued)

We accounted for the acquisition of 5 Arches under the acquisition method of accounting pursuant to ASC 805. We performed the preliminary purchase price allocation and recorded underlying assets acquired and liabilities assumed based on their estimated fair values using the information available as of the acquisition date, with the excess of the purchase price allocated to goodwill. This preliminary purchase price allocation is summarized in the following table.
Table 2.1 – 5 Arches Purchase Price Allocation

(In Thousands)	March 1, 2019
Purchase price:
Cash	$12,575
Contingent consideration, at fair value	24,621
Purchase option, at fair value	5,082
Equity method investment, at fair value	8,052
Total consideration	$50,330

Allocated to:
Tangible net assets acquired (1)	$1,004
Goodwill	28,728
Intangible assets	24,800
Deferred tax liability	(4,202)
Total net assets acquired	$50,330

(1)	5 Arches net assets acquired consisted of assets of $19 million and liabilities of $18 million as of March 1, 2019.
Because we owned a 20% noncontrolling interest in 5 Arches immediately before obtaining full control, we remeasured our initial minority investment and purchase option at their acquisition-date fair values using the income approach, which resulted in a gain of $2 million that was recorded in Other income, net on our consolidated statements of income.
As part of this acquisition, we identified and recorded finite-lived intangible assets totaling $25 million. The amortization period for each of these assets and the activity for the three months ended March 31, 2019 is summarized in the table below.
Table 2.2 – Intangible Assets – Activity

(Dollars in Thousands)	Carrying Value at December 31, 2018	Additions	Amortization Expense	Carrying Value at March 31, 2019	Weighted Average Amortization Period (in years)
Finite-lived intangible assets:
Broker network	$—	$18,100	$(301)	$17,799	5
Non-compete agreements	—	2,900	(81)	2,819	3
Management fee on existing assets under management	—	2,600	(217)	2,383	1
Tradename	—	1,200	(34)	1,166	3
Total	$—	$24,800	$(633)	$24,167	4

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 2. Basis of Presentation - (continued)

All of our intangible assets are amortized on a straight-line basis. Estimated amortization expense for the remainder of 2019 and the following years is summarized in the table below.
Table 2.3 – Intangible Asset Amortization Expense by Year

(In Thousands)	March 31, 2019
2019 (9 months)	$5,690
2020	5,420
2021	4,987
2022	3,848
2023 and thereafter	4,222
Total Future Intangible Asset Amortization	$24,167
We recorded goodwill of $29 million as a result of the total consideration exceeding the fair value of the net assets acquired. The goodwill was attributed to the expected business synergies and expansion into business purpose loan markets, as well as access to the knowledgeable and experienced workforce continuing to provide services to the business. We expect $3 million of our goodwill balance to be deductible for tax purposes. The following table presents the goodwill activity for the three months ended March 31, 2019.
Table 2.4 – Goodwill – Activity

(In Thousands)	Three Months Ended March 31, 2019
Beginning balance	$—
Goodwill recognized from 5 Arches acquisition	28,728
Impairment	—
Ending Balance	$28,728
The liability resulting from the contingent consideration arrangement was recorded at its acquisition-date fair value of $25 million as part of total consideration for the acquisition of 5 Arches.
The following unaudited pro forma financial information presents Net interest income, Non-interest income, and Net income of Redwood and 5 Arches combined, as if the acquisition occurred as of January 1, 2018. These pro forma amounts have been adjusted to include the amortization of intangible assets for both periods, and to exclude the income statement impacts related to our equity method investment in 5 Arches. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated financial results of operations that would have been reported if the acquisition had been completed as of January 1, 2018 and should not be taken as indicative of our future consolidated results of operations.
Table 2.5 – Unaudited Pro Forma Financial Information

	Three Months Ended March 31,
(In Thousands)	2019	2018
Supplementary pro forma information:
Net interest income	$32,266	$35,331
Non-interest income	43,849	40,968
Net income	50,311	46,035

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2018 is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial position and results of operations for the three months ended March 31, 2019.
Business Combinations
We use the acquisition method of accounting for business combinations, under which the purchase price is allocated to the fair values of the assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the amount allocated to the assets acquired and liabilities assumed is recorded as goodwill. Adjustments to the values of the assets acquired and liabilities assumed that could be made during the measurement period, which could be up to one year after the acquisition date, are recorded in the period in which the adjustment is identified, with a corresponding offset to goodwill. Any adjustments made after the measurement period are recorded in the consolidated statements of income. Acquisition related costs are expensed as incurred.
Goodwill and Intangible Assets
Significant judgment is required to estimate the fair value of intangible assets and in assigning their estimated useful lives. Accordingly, we typically seek the assistance of independent third-party valuation specialists for significant intangible assets. The fair value estimates are based on available historical information and on future expectations and assumptions we deem reasonable. We generally use an income-based valuation method to estimate the fair value of intangible assets, which discounts expected future cash flows to present value using estimates and assumptions we deem reasonable.
Determining the estimated useful lives of intangible assets also requires judgment. Our assessment as to which intangible assets are deemed to have finite or indefinite lives is based on several factors including economic barriers of entry for the acquired business, retention trends, and our operating plans, among other factors.
Finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis and reviewed for impairment if indicators are present. Additionally, useful lives are evaluated each reporting period to determine if revisions to the remaining periods of amortization are warranted. Goodwill is tested for impairment annually or more frequently if indicators of impairment exist. We have elected to make the first day of our fiscal fourth quarter the annual impairment assessment date for goodwill. We first assess qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, we believe it is more likely than not that the fair value is less than the carrying value, then a two-step goodwill impairment test is performed.
Loan Originations
Our wholly-owned subsidiary, 5 Arches, originates business purpose residential loans, including single-family rental and residential bridge loans. Single-family rental loans are classified as held-for-sale at fair value, as we have originated these loans with the intent to sell to third parties or transfer to securitization entities. Residential bridge loans are classified as held-for-investment at fair value, if we intend to hold these loans to maturity, or held-for-sale at fair value, if we intend to sell the loans to a third party.
Contingent Consideration
In relation to our acquisition of 5 Arches, we recorded contingent consideration liabilities that represent the estimated fair value (at the date of acquisition) of our obligation to make certain earn-out payments that are contingent on 5 Arches loan origination volumes exceeding certain specified thresholds.  These liabilities are carried at fair value and periodic changes in their estimated fair value are recorded through our income statement in Other income, net. The estimate of the fair value of contingent consideration requires significant judgment regarding assumptions about future operating results, discount rates, and probabilities of projected operating result scenarios.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

Leases
Upon adoption of ASU 2016-02, "Leases," in the first quarter of 2019, we recorded a lease liability and right-of-use asset on our consolidated balance sheets. The lease liability is equal to the present value of our remaining lease payments discounted at our incremental borrowing rate and the right-of-use asset is equal to the lease liability adjusted for our deferred rent liability at the adoption of this accounting standard. As lease payments are made, the lease liability is reduced to the present value of the remaining lease payments and the right-of-use asset is reduced by the difference between the lease expense (straight-lined over the lease term) and the theoretical interest expense amount (calculated using the incremental borrowing rate). See Note 16 for further discussion on leases.
Recent Accounting Pronouncements
Newly Adopted Accounting Standards Updates ("ASUs")
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This new guidance allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). This new guidance is effective for fiscal years beginning after December 15, 2018. However, we did not elect to reclassify any income tax effects of the Tax Act from AOCI to retained earnings as we did not have any tax effects related to the Tax Act remaining in AOCI at December 31, 2018. Our policy is to release any stranded income tax effects from AOCI to income tax expense on an investment-by-investment basis.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." This new guidance amends previous guidance to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This new guidance is effective for fiscal years beginning after December 15, 2018. Additionally, in October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes," which permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in this update are required to be adopted concurrently with the amendments in ASU 2017-12. We adopted this guidance, as required, in the first quarter of 2019, which did not have a material impact on our consolidated financial statements.
In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception." This new guidance changes the classification analysis of certain equity-linked financial instruments (or embedded conversion options) with down round features. This new guidance is effective for fiscal years beginning after December 15, 2018. We adopted this guidance, as required, in the first quarter of 2019, which did not have a material impact on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20)." This new guidance shortens the amortization period for certain callable debt securities purchased at a premium by requiring the premium to be amortized to the earliest call date. This new guidance is effective for fiscal years beginning after December 15, 2018. We adopted this guidance, as required, in the first quarter of 2019, which did not have a material impact on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. This new guidance retains a dual lease accounting model, which requires leases to be classified as either operating or capital leases for lessees, for purposes of income statement recognition. This new guidance is effective for fiscal years beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," which provides more specific guidance on certain aspects of Topic 842. Additionally, in July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements." This new ASU introduces an additional transition method which allows entities to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements," which is intended to clarify Codification guidance. We adopted this guidance, as required, in the first quarter of 2019, which did not have a material impact on our consolidated financial statements. We elected the package of practical expedients under the transition guidance within this standard, which allowed us to carry forward the classifications of each of our existing leases as operating leases. In connection with the adoption of this guidance, at March 31, 2019, our lease liability was $13 million, which represented the present value of our remaining lease payments discounted at our incremental borrowing rate and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. At March 31, 2019, our right-of-use asset was $12 million, which was equal to the lease liability adjusted for our deferred rent liability at adoption and was recorded in Other assets on our consolidated balance sheets. We will continue to record lease expense on a straight-line basis and have included required lease disclosures within Note 16.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses." This new guidance provides a new impairment model that is based on expected losses rather than incurred losses to determine the allowance for credit losses. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which clarifies the scope of the amendments in ASU 2016-13. We currently have only a small balance of loans receivable that are not carried at fair value and would be subject to this new guidance for allowance for credit losses. Separately, we account for our available-for-sale securities under the other-than-temporary impairment ("OTTI") model for debt securities. This new guidance requires that credit impairments on our available-for-sale securities be recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. Subsequent reversals in credit loss estimates are recognized in income. We plan to adopt this new guidance by the required date and do not anticipate that these updates will have a material impact on our consolidated financial statements as nearly all of our financial instruments are carried at fair value and changes in fair values of these instruments are recorded on our consolidated statements of income in the period in which the valuation change occurs. We will continue evaluating these new standards and caution that any changes in our business or additional amendments to these standards could change our initial assessment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at March 31, 2019 and December 31, 2018.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
March 31, 2019 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$11,490	$—	$11,490	$(11,490)	$—	$—
TBAs	5,826	—	5,826	(5,755)	—	71
Total Assets	$17,316	$—	$17,316	$(17,245)	$—	$71

Liabilities (2)
Interest rate agreements	$(100,561)	$—	$(100,561)	$11,490	$89,071	$—
TBAs	(9,609)	—	(9,609)	5,755	2,166	(1,688)
Loan warehouse debt	(526,341)	—	(526,341)	526,341	—	—
Security repurchase agreements	(1,081,079)	—	(1,081,079)	1,081,079	—	—
Total Liabilities	$(1,717,590)	$—	$(1,717,590)	$1,624,665	$91,237	$(1,688)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

(2)
Interest rate agreements and TBAs are components of derivatives instruments on our consolidated balance sheets. Loan warehouse debt, which is secured by residential mortgage loans, and security repurchase agreements are components of Short-term debt on our consolidated balance sheets.

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 4. Principles of Consolidation - (continued)

Analysis of Consolidated VIEs
At March 31, 2019, we consolidated our Legacy Sequoia and Sequoia Choice securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Additionally, beginning in the second half of 2018, we consolidated certain third-party Freddie Mac K-Series securitization entities and the Freddie Mac SLST securitization entity that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for the consolidated Sequoia entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At March 31, 2019, the estimated fair value of our investments in the consolidated Legacy Sequoia, Sequoia Choice, Freddie Mac SLST and Freddie Mac K-Series entities was $11 million, $218 million, $236 million, and $129 million, respectively.
Beginning in the fourth quarter of 2018, we consolidated two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At March 31, 2019, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 10 for a further description of these entities and the investments they hold and Note 12 for additional information on the minority partner’s interest. Additionally, beginning in the fourth quarter of 2018, we consolidated an entity that was formed to finance servicing advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicing advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 13 for additional information on the servicer advance financing. At March 31, 2019, the estimated fair value of our investment in the Servicing Investment entities was $66 million.
The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

March 31, 2019	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$488,645	$2,333,248	$1,228,317	$—	$—	$4,050,210
Multifamily loans, held-for-investment	—	—	—	2,175,899	—	2,175,899
Other investments	—	—	—	—	318,677	318,677
Cash and cash equivalents	—	—	—	—	11,375	11,375
Restricted cash	146	14	—	—	3,189	3,349
Accrued interest receivable	776	9,616	3,861	6,587	3,251	24,091
REO	2,280	—	—	—	—	2,280
Total Assets	$491,847	$2,342,878	$1,232,178	$2,182,486	$336,492	$6,585,881
Short-term debt	$—	$—	$—	$—	$249,557	$249,557
Accrued interest payable	531	7,854	2,846	6,230	403	17,864
Accrued expenses and other liabilities	—	14	—	—	20,598	20,612
Asset-backed securities issued	479,999	2,117,356	993,032	2,047,257	—	5,637,644
Total Liabilities	$480,530	$2,125,224	$995,878	$2,053,487	$270,558	$5,925,677

Number of VIEs	20	7	1	3	3	34

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 4. Principles of Consolidation - (continued)

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
We consolidate the assets and liabilities of certain Freddie Mac K-Series securitization trusts and a Freddie Mac SLST securitization trust resulting from our investment in subordinate securities issued by these trusts. Additionally, we consolidate the assets and liabilities of Servicing Investment entities from our investment in servicer advance investments and excess MSRs. In each case, we maintain certain discretionary rights associated with the ownership of these investments that we determined reflected a controlling financial interest, as we have both the power to direct the activities that most significantly impact the economic performance of the VIEs and the right to receive benefits of and the obligation to absorb losses from the VIEs that could potentially be significant to the VIEs.
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 44 Sequoia securitization entities sponsored by us that are still outstanding as of March 31, 2019, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
During the three months ended March 31, 2019, the master servicer for one of our unconsolidated Sequoia entities exercised their right to call the securitization and paid off the underlying securities. We realized a $4 million gain related to the called securities, which was recognized through Realized gains, net on our consolidated statements of income. In connection with this called securitization, Redwood acquired $39 million of residential real estate loans that are held in both our held-for-sale and held-for-investment portfolios at Redwood at March 31, 2019.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents information related to securitization transactions that occurred during the three months ended March 31, 2019 and 2018.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2019	2018
Principal balance of loans transferred	$348,257	$1,280,468
Trading securities retained, at fair value	1,716	12,491
AFS securities retained, at fair value	885	3,905
The following table summarizes the cash flows during the three months ended March 31, 2019 and 2018 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2019	2018
Proceeds from new transfers	$352,371	$1,289,687
MSR fees received	3,060	3,414
Funding of compensating interest, net	(90)	(25)
Cash flows received on retained securities	7,546	7,043
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during the three months ended March 31, 2019 and 2018.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	16%	14%	8%	10%
Discount rates	14%	8%	14%	7%
Credit loss assumptions	0.20%	0.20%	0.20%	0.20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents additional information at March 31, 2019 and December 31, 2018, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	March 31, 2019	December 31, 2018
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$128,273	$129,111
Subordinate securities, classified as AFS	150,630	162,314
Mortgage servicing rights	53,657	58,572
Maximum loss exposure (1)	$332,560	$349,997
Assets transferred:
Principal balance of loans outstanding	$10,632,174	$10,580,216
Principal balance of loans 30+ days delinquent	27,229	21,805

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at March 31, 2019 and December 31, 2018.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

March 31, 2019	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at March 31, 2019	$53,657	$57,536	$221,367
Expected life (in years) (2)	8	7	15
Prepayment speed assumption (annual CPR) (2)	8%	10%	8%
Decrease in fair value from:
10% adverse change	$1,749	$1,951	$92
25% adverse change	4,199	4,924	927
Discount rate assumption (2)	11%	12%	5%
Decrease in fair value from:
100 basis point increase	$2,092	$1,783	$22,094
200 basis point increase	4,036	3,629	40,797
Credit loss assumption (2)	N/A	0.20%	0.20%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,504
25% higher losses	N/A	—	3,754

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2018	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2018	$58,572	$61,178	$230,247
Expected life (in years) (2)	8	7	15
Prepayment speed assumption (annual CPR) (2)	7%	10%	9%
Decrease in fair value from:
10% adverse change	$1,668	$2,151	$201
25% adverse change	4,027	5,127	1,372
Discount rate assumption (2)	11%	12%	6%
Decrease in fair value from:
100 basis point increase	$2,323	$2,190	$21,982
200 basis point increase	4,493	4,226	40,641
Credit loss assumption (2)	N/A	0.20%	0.20%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,387
25% higher losses	N/A	—	3,471

(1)	Senior securities included $58 million and $61 million of interest-only securities at March 31, 2019 and December 31, 2018, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at March 31, 2019 and December 31, 2018, grouped by asset type.
Table 4.7 – Third-Party Sponsored VIE Summary

(In Thousands)	March 31, 2019	December 31, 2018
Mortgage-Backed Securities
Senior	$173,102	$185,107
Mezzanine	664,496	547,249
Subordinate	426,651	428,713
Total Mortgage-Backed Securities	1,264,249	1,161,069
Excess MSR	14,234	15,092
Total Investments in Third-Party Sponsored VIEs	$1,278,483	$1,176,161
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
March 31, 2019
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
March 31, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2019 and December 31, 2018.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$819,111	$819,111	$1,048,690	$1,048,690
At lower of cost or fair value	110	130	111	131
Residential loans, held-for-investment	6,455,080	6,455,080	6,205,941	6,205,941
Business purpose residential loans	160,612	160,612	141,258	141,258
Multifamily loans	2,175,899	2,175,899	2,144,598	2,144,598
Trading securities	1,255,224	1,255,224	1,118,612	1,118,612
Available-for-sale securities	287,928	287,928	333,882	333,882
Servicer advance investments (1)	303,920	303,920	300,468	300,468
MSRs (1)	55,284	55,284	60,281	60,281
Participation in loan warehouse facility (1)	—	—	39,703	39,703
Excess MSRs (1)	28,992	28,992	27,312	27,312
Cash and cash equivalents	200,837	200,837	175,764	175,764
Restricted cash	14,614	14,614	29,313	29,313
Accrued interest receivable	48,972	48,972	47,105	47,105
Derivative assets	22,283	22,283	35,789	35,789
REO (2)	7,275	7,531	3,943	4,396
Margin receivable (2)	154,549	154,549	100,773	100,773
FHLBC stock (2)	43,393	43,393	43,393	43,393
Guarantee asset (2)	2,342	2,342	2,618	2,618
Pledged collateral (2)	42,631	42,631	42,433	42,433
Liabilities
Short-term debt facilities	$1,713,749	$1,713,749	$1,937,920	$1,937,920
Short-term debt - servicer advance financing	249,557	249,557	262,740	262,740
Accrued interest payable	39,526	39,526	42,528	42,528
Margin payable (3)	19	19	835	835
Guarantee obligation (3)	16,359	16,210	16,711	16,774
Contingent consideration (3)	24,621	24,621	—	—
Derivative liabilities	110,942	110,942	84,855	84,855
ABS issued at fair value	5,637,644	5,637,644	5,410,073	5,410,073
FHLBC long-term borrowings	1,999,999	1,999,999	1,999,999	1,999,999
Convertible notes, net	633,994	632,470	633,196	618,271
Trust preferred securities and subordinated notes, net	138,593	100,440	138,582	102,533

(1)	These investments are included in Other investments on our consolidated balance sheets.

(2)	These assets are included in Other assets on our consolidated balance sheets.

(3)	These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

During the three months ended March 31, 2019, we elected the fair value option for $32 million of residential senior securities, $120 million of subordinate securities, $1.00 billion of residential loans (principal balance), $65 million of business purpose residential loans (principal balance), $69 million of servicer advance investments, and $2 million of excess MSRs. We anticipate electing the fair value option for all future purchases of residential loans that we intend to sell to third parties or transfer to securitizations, as well as for business purpose residential loans and for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at March 31, 2019 and December 31, 2018, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2019	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$7,274,191	$—	$—	$7,274,191
Business purpose residential loans	160,612	—	—	160,612
Multifamily loans	2,175,899	—	—	2,175,899
Trading securities	1,255,224	—	—	1,255,224
Available-for-sale securities	287,928	—	—	287,928
Servicer advance investments	303,920	—	—	303,920
MSRs	55,284	—	—	55,284
Excess MSRs	28,992	—	—	28,992
Derivative assets	22,283	5,826	11,490	4,967
Pledged collateral	42,631	42,631	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	2,342	—	—	2,342

Liabilities
Contingent consideration	$24,621	$—	$—	$24,621
Derivative liabilities	110,942	9,609	100,561	772
ABS issued	5,637,644	—	—	5,637,644

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2019.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Residential Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	MSRs	Excess MSRs	Guarantee Asset
(In Thousands)
Beginning balance - December 31, 2018	$7,254,631	$141,258	$2,144,598	$1,118,612	$333,882	$300,468	$60,281	$27,312	$2,618
Acquisitions	1,022,198	29,093	—	152,587	4,885	68,976	104	2,117	—
Originations	—	35,968	—	—	—	—	—	—	—
Sales	(833,078)	(20,590)	—	(32,002)	(42,016)	—	—	—	—
Principal paydowns	(240,406)	(20,992)	(3,071)	(5,832)	(18,666)	(66,532)	—	—	—
Gains (losses) in net income, net	70,833	871	34,372	21,859	12,616	1,008	(5,101)	(437)	(276)
Unrealized losses in OCI, net	—	—	—	—	(2,773)	—	—	—	—
Other settlements, net (2)	13	(4,996)	—	—	—	—	—	—	—
Ending Balance - March 31, 2019	$7,274,191	$160,612	$2,175,899	$1,255,224	$287,928	$303,920	$55,284	$28,992	$2,342

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

		Liabilities
	Derivatives(1)	Contingent Consideration	ABS Issued
(In Thousands)
Beginning balance - December 31, 2018	$2,181	$—	$5,410,073
Acquisitions	—	24,621	330,535
Principal paydowns	—	—	(163,146)
Gains (losses) in net income, net	11,452	—	60,182
Other settlements, net (2)	(9,438)	—	—
Ending Balance - March 31, 2019	$4,195	$24,621	$5,637,644

(1)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase and forward sale commitments, are presented on a net basis.

(2)
Other settlements, net for residential and business purpose residential loans represents the transfer of loans to REO, and for derivatives, the settlement of forward sale commitments and the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at March 31, 2019 and 2018. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three months ended March 31, 2019 and 2018 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2019 and 2018 Included in Net Income

	Included in Net Income
	Three Months Ended March 31,
(In Thousands)	2019	2018
Assets
Residential loans at Redwood	$35,801	$(42,195)
Residential loans at consolidated Sequoia entities	14,472	20,548
Residential loans at consolidated Freddie Mac SLST entity	23,527	—
Business purpose residential loans	1,050	—
Multifamily loans at consolidated Freddie Mac K-Series entities	34,372	—
Trading securities	21,543	(3,951)
Servicer advance investments	1,008	—
MSRs	(4,295)	3,933
Excess MSRs	(437)	—
Loan purchase commitments	4,962	3,919
Other assets - Guarantee asset	(277)	186

Liabilities
Loan purchase commitments	$(753)	$(2,554)
Loan forward sale commitments	—	(1,269)
ABS issued	(60,182)	(20,735)
The following table presents information on assets recorded at fair value on a non-recurring basis at March 31, 2019. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at March 31, 2019.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2019

					Gain (Loss) for
March 31, 2019	Carrying Value	Fair Value Measurements Using			Three Months Ended
(In Thousands)		Level 1	Level 2	Level 3	March 31, 2019
Assets
REO	$5,821	$—	$—	$5,821	$(272)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three months ended March 31, 2019 and 2018.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended March 31,
(In Thousands)	2019	2018
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$3,533	$4,774
Residential loan purchase and forward sale commitments	11,311	(6,968)
Single-family rental loans held-for-sale, at fair value	1,603	—
Single-family rental loan purchase commitments	141	—
Residential bridge loans	86	—
Risk management derivatives, net	(4,984)	28,432
Total mortgage banking activities, net (1)	$11,690	$26,238
Investment Fair Value Changes, Net
Residential loans held-for-investment, at Redwood	$28,108	$(38,985)
Residential bridge loans held-for-investment	(303)	—
Trading securities	21,860	(2,955)
Servicer advance investments	1,008	—
Excess MSRs	(437)	—
Net investments in Legacy Sequoia entities (2)	(374)	(8)
Net investments in Sequoia Choice entities (2)	3,265	(86)
Net investment in Freddie Mac SLST entity (2)	6,365	—
Net investments in Freddie Mac K-Series entities (2)	3,119	—
Risk-sharing investments	(77)	(139)
Risk management derivatives, net	(42,375)	43,782
Total investment fair value changes, net	$20,159	$1,609
Other Income (Expense), Net
MSRs	$(5,102)	$2,892
Risk management derivatives, net	2,251	(5,139)
Gain on re-measurement of 5 Arches investment	2,441	—
Total other expense, net (3)	$(410)	$(2,247)
Total Market Valuation Gains, Net	$31,439	$25,600

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
At March 31, 2019, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2018. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

March 31, 2019	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$2,436,401	Whole loan spread to TBA price	$2.25	-	$2.25		$2.25
		Whole loan spread to swap rate	80	-	215	bps	158	bps

Jumbo hybrid loans	400,412	Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate	40	-	155	bps	107	bps

Jumbo loans committed to sell	387,168	Whole loan committed sales price	$101.30	-	$103.13		$101.83

Loans held by Legacy Sequoia (1)	488,645	Liability price			N/A		N/A

Loans held by Sequoia Choice (1)	2,333,248	Liability price			N/A		N/A

Loans held by Freddie Mac SLST	1,228,317	Liability price			N/A		N/A

Business purpose residential loans:
Single-family rental loans	56,696	IO discount rate	12	-	12%		12%
		Prepayment rate (annual CPR)	2	-	10%		5%
		Senior credit spread	95	-	95	bps	95	bps
		Subordinate credit spread	140	-	1,200	bps	296	bps
		Senior credit support	35	-	35%		35%

Residential bridge loans	103,915	Discount rate	7	-	7%		7%

Multifamily loans held by Freddie Mac K-Series (1)	2,175,899	Liability price			N/A		N/A

Trading and AFS securities	1,543,152	Discount rate	2	-	14%		5%
		Prepayment rate (annual CPR)	—	-	60%		9%
		Default rate	—	-	20%		2%
		Loss severity	—	-	40%		21%

Servicer advance investments	303,920	Discount rate	5	-	5%		5%
		Prepayment rate (annual CPR)	8	-	16%		14%
		Expected remaining life (2)	2	-	2	years	2	years
		Mortgage servicing income	6	-	14	bps	10	bps

MSRs	55,284	Discount rate	11	-	30%		11%
		Prepayment rate (annual CPR)	5	-	64%		9%
		Per loan annual cost to service	$82	-	$82		$82

Excess MSRs	28,992	Discount rate	12	-	18%		15%
		Prepayment rate (annual CPR)	8	-	14%		11%
		Excess mortgage servicing income	7	-	18	bps	12	bps

Guarantee asset	2,342	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	11	-	11%		11%

REO	5,821	Loss severity	7	-	51%		10%

Loan purchase commitments, net	4,195	MSR multiple	0.9	-	4.9	x	2.6	x
		Pull-through rate	8	-	100%		69%
		Whole loan spread to TBA price	$2.25	-	$2.25		$2.25
		Whole loan spread to swap rate - fixed rate	95	-	215	bps	187	bps
		Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate - hybrid	85	-	155	bps	109	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

March 31, 2019	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range			Weighted Average
Liabilities
ABS issued (1):
At consolidated Sequoia entities	2,597,355	Discount rate	4	-	15%	4%
		Prepayment rate (annual CPR)	8	-	65%	18%
		Default rate	—	-	9%	2%
		Loss severity	20	-	22%	22%

At consolidated Freddie Mac SLST entity	993,032	Discount rate	3	-	3%	3%
		Prepayment rate (annual CPR)	6	-	6%	6%
		Default rate	2	-	2%	2%
		Loss severity	30	-	30%	30%

At consolidated Freddie Mac K-Series entities	2,047,257	Discount rate	3	-	9%	3%
		Prepayment rate (annual CPR)	—	-	—%	—%
		Default rate	1	-	1%	1%
		Loss severity	20	-	20%	20%

Contingent consideration	24,621	Discount rate	23	-	23%	23%
		Probability of outcomes (3)	—	-	100%	90%

(1)
The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.

(2)	Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).

(3)	Represents the probability of a full payout of contingent purchase consideration.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Residential and multifamily loans at consolidated entities
We have elected to account for our consolidated securitization entities as CFEs in accordance with GAAP. A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allow companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we use the fair value of the ABS issued by the CFEs (which we determined to be more observable) to determine the fair value of the loans held at these entities, whereby the net assets we consolidate in our financial statements related to these entities represent the estimated fair value of our retained interests in the CFEs.
Business purpose residential loans
Business purpose residential loans include single-family rental loans and residential bridge loans that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs.
Prices for our single-family rental loans are determined using market comparable information. Significant inputs obtained from market activity include indicative spreads to indexed swap rates for senior and subordinate mortgage-backed securities ("MBS"), IO MBS discount rates, senior credit support levels, and assumed future prepayment rates (Level 3). These assets would generally decrease in value based upon an increase in the credit spread or prepayment speed assumptions.
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
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at March 31, 2019, we received dealer price indications on 87% of our securities, representing 95% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 2% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.
Derivative assets and liabilities
Our derivative instruments include swaps, TBAs, loan purchase commitments ("LPCs"), and forward sale commitments ("FSCs"). Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. Fair values of TBAs and financial futures are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for swaps require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2).
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
March 31, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

For other derivatives, valuations are based on various factors such as liquidity, bid/ask spreads, and credit considerations for which we rely on available market inputs. In the absence of such inputs, management’s best estimate is used (Level 3).
Servicer advance investments
Estimated fair values for servicer advance investments are determined through internal pricing models that estimate future cash flows and utilize certain significant inputs that are considered unobservable and are therefore Level 3 in nature. Our estimations of cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances, the recovery of advances, and the right to a portion of the associated mortgage servicing fee ("mortgage servicing income"). The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included prepayment rate (of the loans underlying the investments), mortgage servicing income, servicer advance WAL (the weighted-average expected remaining life of servicer advances), and discount rate. These assets would generally decrease in value based upon an increase in prepayment rates, an increase in servicer advance WAL, or an increase in discount rate, or a decrease in mortgage servicing income.
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
Excess MSRs
Estimated fair values for excess MSRs are determined through internal pricing models that estimate future cash flows and utilize certain significant inputs that are considered unobservable and are therefore Level 3 in nature. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included prepayment rate (of the loans underlying the investments), the amount of excess servicing income expected to be received ("excess mortgage servicing income"), and discount rate. These assets would generally decrease in value based upon an increase in prepayment rates or discount rate, or a decrease in excess mortgage servicing income.
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
March 31, 2019
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
Contingent consideration
Contingent consideration is related to our acquisition of 5 Arches and is estimated and recorded at fair value as part of purchase consideration. Each reporting period we estimate the change in fair value of the contingent consideration, and such change is recognized in our consolidated statements of income, unless it is determined to be a measurement period adjustment. The estimate of the fair value of contingent consideration requires significant judgment and assumptions to be made about future operating results, discount rates, and probabilities of projected operating result scenarios (Level 3).
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
ABS issued
ABS issued includes asset-backed securities issued through the Legacy Sequoia and Sequoia Choice securitization entities, as well as securities issued by certain third-party Freddie Mac SLST and K-series securitization entities which we consolidate. These instruments are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators factored into the analysis include bid/ask spreads, the amount and timing of collateral credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rates, prepayment rate, default rate, loss severity and credit support. A decrease in credit losses or discount rate, or an increase in prepayment rates, would generally cause the fair value of the ABS issued to decrease (i.e., become a larger liability).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at March 31, 2019 and December 31, 2018.
Table 6.1 – Classifications and Carrying Values of Residential Loans

March 31, 2019		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale
At fair value	$819,111	$—	$—	$—	$819,111
At lower of cost or fair value	110	—	—	—	110
Total held-for-sale	819,221	—	—	—	819,221
Held-for-investment at fair value	2,404,870	488,645	2,333,248	1,228,317	6,455,080
Total Residential Loans	$3,224,091	$488,645	$2,333,248	$1,228,317	$7,274,301

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 6. Residential Loans - (continued)

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
At March 31, 2019, we owned mortgage servicing rights associated with $2.46 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
At March 31, 2019, we owned 1,109 loans held-for-sale at fair value with an aggregate unpaid principal balance of $802 million and a fair value of $819 million, compared to 1,484 loans with an aggregate unpaid principal balance of $1.03 billion and a fair value of $1.05 billion at December 31, 2018. At both March 31, 2019 and December 31, 2018, one of these loans with a fair value of $0.6 million was greater than 90 days delinquent and none of these loans were in foreclosure.
During the three months ended March 31, 2019 and 2018, we purchased $0.96 billion and $1.80 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $1.16 billion and $2.01 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $4 million and $5 million, respectively, through Mortgage banking activities, net on our consolidated statements of income. At March 31, 2019, loans held-for-sale with a market value of $579 million were pledged as collateral under short-term borrowing agreements.
At Lower of Cost or Fair Value
At both March 31, 2019 and December 31, 2018, we held two residential loans at the lower of cost or fair value with $0.1 million in outstanding principal balance and carrying values of $0.1 million. At both March 31, 2019 and December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At March 31, 2019, we owned 3,314 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.38 billion and a fair value of $2.40 billion, compared to 3,296 loans with an aggregate unpaid principal balance of $2.39 billion and a fair value of $2.38 billion at December 31, 2018. At March 31, 2019, two of these loans with an aggregate fair value of $1 million were greater than 90 days delinquent and one of these loans with a fair value of $0.4 million was in foreclosure. At December 31, 2018, two of these loans with an aggregate fair value of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure.
During the three months ended March 31, 2019, we purchased $39 million (principal balance) of loans, for which we elected the fair value option, and did not sell any loans. During the three months ended March 31, 2019 and 2018, we transferred loans with a fair value of $39 million and $56 million, respectively, from held-for-sale to held-for-investment. During the three months ended March 31, 2019, we transferred loans with a fair value of $23 million from held-for-investment to held-for-sale. During the three months ended March 31, 2018, we did not transfer any loans from held-for-investment to held-for-sale. During the three months ended March 31, 2019 and 2018, we recorded a net market valuation gain of $28 million and a net market valuation loss of $39 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At March 31, 2019, loans with a fair value of $2.41 billion were pledged as collateral under a borrowing agreement with the FHLBC.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 6. Residential Loans - (continued)

The outstanding loans held-for-investment at Redwood at March 31, 2019 were prime-quality, first lien loans, of which 96% were originated between 2013 and 2019, and 4% were originated in 2012 and prior years. The weighted average Fair Isaac Corporation ("FICO") score of borrowers backing these loans was 768 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 66% (at origination). At March 31, 2019, these loans were comprised of 88% fixed-rate loans with a weighted average coupon of 4.15%, and the remainder were hybrid or ARM loans with a weighted average coupon of 4.21%.
At Consolidated Legacy Sequoia Entities
At March 31, 2019, we consolidated 2,504 held-for-investment loans at consolidated Legacy Sequoia entities, with an aggregate unpaid principal balance of $508 million and a fair value of $489 million, as compared to 2,641 loans at December 31, 2018, with an aggregate unpaid principal balance of $545 million and a fair value of $520 million. At origination, the weighted average FICO score of borrowers backing these loans was 727, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality.
At March 31, 2019 and December 31, 2018, the aggregate unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $13 million and $14 million, respectively, of which the aggregate unpaid principal balance of loans in foreclosure was $6 million and $5 million, respectively. During the three months ended March 31, 2019 and 2018, we recorded net market valuation gains of $5 million and $29 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the associated ABS issued. The net impact to our income statement associated with our retained economic investment in the Legacy Sequoia securitization entities is presented in Note 5.
At Consolidated Sequoia Choice Entities
At March 31, 2019, we consolidated 3,143 held-for-investment loans at the consolidated Sequoia Choice entities, with an aggregate unpaid balance of $2.28 billion and a fair value of $2.33 billion, as compared to 2,800 loans at December 31, 2018 with an aggregate unpaid principal balance of $2.04 billion and a fair value of $2.08 billion. At origination, the weighted average FICO score of borrowers backing these loans was 745, the weighted average LTV ratio of these loans was 75%, and the loans were all first lien and prime-quality. At March 31, 2019, two of these loans with an aggregate unpaid principal balance of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2018, three of these loans with an aggregate unpaid principal balance of $2 million were greater than 90 days delinquent and none of these loans were in foreclosure.
During the three months ended March 31, 2019 and 2018, we transferred loans with a fair value of $350 million and $452 million, respectively, from held-for-sale to held-for-investment associated with Choice securitizations. During the three months ended March 31, 2019 and 2018, we recorded a net market valuation gain of $10 million and a net market valuation loss of $8 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with Choice securitizations. The net impact to our income statement associated with our retained economic investment in the Sequoia Choice securitization entities is presented in Note 5.
At Consolidated Freddie Mac SLST Entity
During the fourth quarter of 2018, we invested in subordinate securities issued by a Freddie Mac SLST securitization trust and were required to consolidate the underlying seasoned re-performing and non-performing residential loans owned at this entity for financial reporting purposes in accordance with GAAP. At securitization, which occurred during the fourth quarter of 2018, each of these mortgage loans was a fully amortizing, fixed- or step-rate, first-lien loan that had been modified. At March 31, 2019, we consolidated 7,844 held-for-investment loans at the consolidated Freddie Mac SLST entity, with an aggregate unpaid balance of $1.29 billion and a fair value of $1.23 billion, compared to 7,900 loans at December 31, 2018 with an aggregate unpaid principal balance of $1.31 billion and a fair value of $1.22 billion. At securitization, the weighted average FICO score of borrowers backing these loans was 597 and the weighted average LTV ratio of these loans was 69%. At March 31, 2019, 520 of these loans with an unpaid principal balance of $84 million were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2018, 306 of these loans with an aggregate unpaid principal balance of $51 million were greater than 90 days delinquent and none of these loans were in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 6. Residential Loans - (continued)

During the three months ended March 31, 2019, we recorded a net market valuation gain of $24 million on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with the Freddie Mac SLST securitization. The net impact to our income statement associated with our economic investment in the Freddie Mac SLST securitization entity is presented in Note 5.
Note 7. Business Purpose Residential Loans
As a result of our acquisition of 5 Arches on March 1, 2019, we now originate business purpose residential loans, including single-family rental loans and residential bridge loans.
Business Purpose Residential Loan Originations
During the period from March 1, 2019 to March 31, 2019, we originated $36 million of business purpose residential loans, of which $21 million were sold to a third party. The remaining business purpose residential loans were transferred to our investment portfolio (residential bridge loans), or retained in our mortgage banking business (single-family rental loans). Prior to the transfer of residential bridge loans to our investment portfolio, we recorded net market valuation gains of $0.1 million on these loans through Mortgage banking activities, net on our consolidated statements of income. Market valuation adjustments on our single-family rental loans are also recorded in Mortgage banking activities, net on our consolidated statements of income. Additionally, during the three months ended March 31, 2019, we recorded loan origination fee income of $0.5 million through Mortgage banking activities, net on our consolidated statements of income.
The following table summarizes the classifications and carrying values of the business purpose residential loans owned at Redwood at March 31, 2019 and December 31, 2018.
Table 7.1 – Classifications and Carrying Values of Business Purpose Residential Loans

(In Thousands)	March 31, 2019	December 31, 2018
Single-family rental loans, held-for-sale at fair value	$56,696	$28,460
Residential bridge loans, held-for-investment at fair value	103,916	112,798
Total Business Purpose Residential Loans	$160,612	$141,258
Single-Family Rental Loans Held-for-Sale at Fair Value
At March 31, 2019, we owned 26 single-family rental loans with an aggregate unpaid principal balance of $54 million and a fair value of $57 million, compared to 11 loans at December 31, 2018 with an aggregate unpaid principal balance of $28 million and a fair value of $28 million. At both March 31, 2019 and December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.
Prior to our acquisition of 5 Arches, for the period from January 1, 2019 to February 28, 2019, we purchased $19 million (principal balance) of loans from 5 Arches, for which we elected the fair value option, and we did not sell any loans. During the three months ended March 31, 2019, we recorded a net market valuation gain of $1 million on single-family rental loans held-for-sale at fair value through Mortgage banking activities, net on our consolidated statements of income. At March 31, 2019, loans held-for-sale with a market value of $49 million were pledged as collateral under short-term borrowing agreements. Additionally, single-family rental loans with a fair value of $5 million and other assets of $7 million at 5 Arches served as collateral under the business purpose loan working capital line at March 31, 2019.
The outstanding single-family rental loans held-for-sale at March 31, 2019 were first lien, fixed-rate loans with maturities of five, seven, or ten years. At March 31, 2019, the weighted average coupon of our single-family rental loans was 5.72% and the weighted average loan term was seven years. At origination, the weighted average LTV ratio of these loans was 65% and the weighted average debt service coverage ratio ("DSCR") was 1.28 times.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Residential Bridge Loans Held-for-Investment at Fair Value
At March 31, 2019, we owned 158 residential bridge loans held-for-investment with an aggregate unpaid principal balance of $103 million and a fair value of $104 million, compared to 157 loans at December 31, 2018 with an aggregate unpaid principal balance of $112 million and a fair value of $113 million.
As part of our credit risk management practices, our residential bridge loans are subject to individual risk assessment using an internal borrower and collateral quality evaluation framework. At March 31, 2019, seven loans with an aggregate fair value of $9 million were greater than 90 days delinquent, and four of these loans with an aggregate fair value of $8 million were in foreclosure. At December 31, 2018, seven loans with an aggregate fair value of $12 million were greater than 90 days delinquent and four of these loans with an aggregate fair value of $11 million were in foreclosure. During the three months ended March 31, 2019, we transferred one loan with a fair value of $5 million to REO, which is included in Other assets on our consolidated balance sheets. We recognized a loss of $0.3 million related to this loan for the three months ended March 31, 2019, which was included in Investment fair value changes, net on our consolidated statements of income.
Prior to our acquisition of 5 Arches, for the period from January 1, 2019 to February 28, 2019, we purchased $10 million (principal balance) of residential bridge loans from 5 Arches, and we did not sell any loans. During the three months ended March 31, 2019, we recorded a net market valuation loss of $0.3 million on residential bridge loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At March 31, 2019, loans with a market value of $93 million were pledged as collateral under short-term borrowing agreements.
The outstanding residential bridge loans held-for-investment at March 31, 2019 were first lien, fixed-rate, interest-only loans with a weighted average coupon of 9.13% and original maturities of 6 to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 677, the weighted average LTV ratio of these loans was 75%, and the estimated rehabilitated LTV ratio was 60%.
As of March 31, 2019, we had a $4 million commitment to fund residential bridge loans. See Note 16 for additional information on this commitment.
Note 8. Multifamily Loans
During the second half of 2018, we invested in multifamily subordinate securities issued by three Freddie Mac K-Series securitization trusts and were required to consolidate the underlying multifamily loans owned at these entities for financial reporting purposes in accordance with GAAP. At March 31, 2019, we consolidated 162 held-for-investment multifamily loans, with an aggregate unpaid principal balance of $2.12 billion and a fair value of $2.18 billion, compared to 162 loans at December 31, 2018 with an aggregate unpaid principal balance of $2.13 billion and a fair value of $2.14 billion. The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entities at March 31, 2019 were first lien, fixed-rate loans that were originated in 2015 and 2016 and had original loan terms of seven to ten years and an original weighted average LTV ratio of 69%. At March 31, 2019, the weighted average coupon of these multifamily loans was 4.16% and the weighted average remaining loan term was seven years. At both March 31, 2019 and December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three months ended March 31, 2019, we recorded a net market valuation gain of $34 million on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with the securitizations. The net impact to our income statement associated with our economic investment in the securities of the Freddie Mac K-Series securitization entities is presented in Note 5.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 9. Real Estate Securities
We invest in real estate securities that we acquire from third parties or create and retain from our Sequoia securitizations. The following table presents the fair values of our real estate securities by type at March 31, 2019 and December 31, 2018.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	March 31, 2019	December 31, 2018
Trading	$1,255,224	$1,118,612
Available-for-sale	287,928	333,882
Total Real Estate Securities	$1,543,152	$1,452,494
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
Trading Securities
The following table presents the fair value of trading securities by position and collateral type at March 31, 2019 and December 31, 2018.
Table 9.2 – Trading Securities by Position

(In Thousands)	March 31, 2019	December 31, 2018
Senior	$182,883	$158,670
Mezzanine	730,855	610,819
Subordinate	341,486	349,123
Total Trading Securities	$1,255,224	$1,118,612
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities. At March 31, 2019, trading securities with a carrying value of $881 million as well as $146 million, $196 million, and $18 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, and Freddie Mac K-Series securitizations, respectively, were pledged as collateral under short-term borrowing agreements. See Note 13 for additional information on short-term debt.
At March 31, 2019 and December 31, 2018, our senior trading securities included $76 million and $82 million of interest-only securities, respectively, for which there is no principal balance, and the remaining unpaid principal balance of our senior trading securities was $107 million and $78 million, respectively. Our interest-only securities included $41 million and $43 million of A-IO-S securities at March 31, 2019 and December 31, 2018, respectively, which are securities we retained from certain of our Sequoia securitizations that represent certificated servicing strips.
At March 31, 2019 and December 31, 2018, our mezzanine and subordinate trading securities had an unpaid principal balance of $1.21 billion and $1.12 billion, respectively. At March 31, 2019 and December 31, 2018, the fair value of our mezzanine and subordinate securities was $1.07 billion and $960 million, respectively, and included $230 million and $238 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $71 million and $68 million, respectively, of Sequoia securities, $259 million and $225 million, respectively, of other third-party residential securities, and $512 million and $429 million, respectively, of third-party commercial/multifamily securities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 9. Real Estate Securities - (continued)

During the three months ended March 31, 2019 and 2018, we acquired $154 million and $145 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $29 million and $182 million, respectively, of such securities. During the three months ended March 31, 2019 and 2018, we recorded net market valuation gains of $22 million and losses of $3 million, respectively, on trading securities, included in Investment fair value changes, net on our consolidated statements of income.
AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at March 31, 2019 and December 31, 2018.
Table 9.3 – Available-for-Sale Securities by Position

(In Thousands)	March 31, 2019	December 31, 2018
Senior	$47,755	$87,615
Mezzanine	31,133	36,407
Subordinate	209,040	209,860
Total AFS Securities	$287,928	$333,882
At March 31, 2019 and December 31, 2018, all of our available-for-sale securities were comprised of residential mortgage-backed securities. At March 31, 2019, AFS securities with a carrying value of $85 million were pledged as collateral under short-term borrowing agreements. See Note 13 for additional information on short-term debt.
During the three months ended March 31, 2019 and 2018, we purchased $5 million and $4 million of AFS securities, respectively, and sold $42 million and $51 million of AFS securities, respectively, which resulted in net realized gains of $7 million and $9 million, respectively.
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
At March 31, 2019, there were no AFS securities with contractual maturities less than five years, $2 million with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at March 31, 2019 and December 31, 2018.
Table 9.4 – Carrying Value of AFS Securities

March 31, 2019
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$48,527	$31,002	$292,680	$372,209
Credit reserve	(1,382)	—	(33,452)	(34,834)
Unamortized discount, net	(15,853)	(3,280)	(122,880)	(142,013)
Amortized cost	31,292	27,722	136,348	195,362
Gross unrealized gains	16,495	3,411	72,734	92,640
Gross unrealized losses	(32)	—	(42)	(74)
Carrying Value	$47,755	$31,133	$209,040	$287,928

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 9. Real Estate Securities - (continued)

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
The following table presents the changes for the three months ended March 31, 2019, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended March 31, 2019
	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$41,370	$151,200
Amortization of net discount	—	(1,930)
Realized credit losses	(166)	—
Acquisitions	677	354
Sales, calls, other	(6,392)	(8,266)
(Release of) transfers to credit reserves, net	(655)	655
Ending Balance	$34,834	$142,013
AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at March 31, 2019 and December 31, 2018.
Table 9.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
March 31, 2019	$2	$(2)	$—	$11,360	$(72)	$11,288
December 31, 2018	12,923	(499)	12,424	7,464	(49)	7,415
At March 31, 2019, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 120 AFS securities, of which four were in an unrealized loss position and three were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2018, our consolidated balance sheet included 128 AFS securities, of which seven were in an unrealized loss position and three were in a continuous unrealized loss position for 12 consecutive months or longer.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 9. Real Estate Securities - (continued)

Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were $0.1 million at March 31, 2019. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At March 31, 2019, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
For both the three months ended March 31, 2019 and 2018, there were no other-than-temporary impairments related to our AFS securities. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at March 31, 2019.
Table 9.7 – Significant Valuation Assumptions

March 31, 2019	Range for Securities
Prepayment rates	6%	-	12%
Projected losses	0.20%	-	7%
The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at March 31, 2019 and 2018, for which a portion of an OTTI was recognized in other comprehensive income.
Table 9.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended March 31,
(In Thousands)	2019	2018
Balance at beginning of period	$18,652	$21,037
Reductions
Securities sold, or expected to sell	—	(99)
Securities with no outstanding principal at period end	—	(14)
Balance at End of Period	$18,652	$20,924

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 9. Real Estate Securities - (continued)

Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three months ended March 31, 2019 and 2018.
Table 9.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended March 31,
(In Thousands)	2019	2018
Gross realized gains - sales	$6,660	$9,363
Gross realized gains - calls	4,026	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$10,686	$9,363
Note 10. Other Investments
Other investments at March 31, 2019 and December 31, 2018 are summarized in the following table.
Table 10.1 – Components of Other Investments

(In Thousands)	March 31, 2019	December 31, 2018
Servicer advance investments	$303,920	$300,468
Mortgage servicing rights	55,284	60,281
Excess MSRs	28,992	27,312
Investment in multifamily loan fund	22,416	—
Other notes receivable	3,586	—
Participation in loan warehouse facility	—	39,703
Investment in 5 Arches	—	10,754
Total Other Investments	$414,198	$438,518
Servicer advance investments
In 2018, we and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to a portfolio of legacy residential mortgage-backed securitizations serviced by the co-investor (See Note 4 for additional information regarding the transaction). At March 31, 2019, we had funded $66 million of capital to the SA Buyers and expected to fund an additional $19 million of capital under an outstanding commitment (see Note 16 for additional detail).
Our servicer advance investments (owned by the consolidated SA Buyers) are comprised of outstanding servicer advance receivables, the requirement to purchase all future servicer advances made with respect to a specified pool of residential mortgage loans, and a portion of the mortgage servicing fees from the underlying loan pool. A portion of the remaining mortgage servicing fees from the underlying loan pool are paid directly to the third-party servicer for the performance of servicing duties and a portion is paid to excess MSRs that we own as a separate investment. We hold our servicer advance investments at our taxable REIT subsidiary.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 10. Other Investments - (continued)

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
At March 31, 2019, our servicer advance investments had a carrying value of $304 million and were associated with a portfolio of residential mortgage loans with an unpaid principal balance of $8.79 billion. The outstanding servicer advance receivables associated with this investment were $282 million at March 31, 2019, which were financed with short-term non-recourse securitization debt (see Note 13 for additional detail on this debt). The $282 million of servicer advance receivables were comprised of the following types of advances:
Table 10.2 – Components of Servicer Advance Receivables

(In Thousands)	March 31, 2019	December 31, 2018
Principal and interest advances	$122,339	$144,336
Escrow advances (taxes and insurance advances)	105,776	94,828
Corporate advances	53,647	47,614
Total Servicer Advance Receivables	$281,762	$286,778
We account for our servicer advance investments at fair value and during the three months ended March 31, 2019, we recorded $3 million of interest income associated with these investments and recorded a net market valuation gain of $1 million through Investment fair value changes, net in our consolidated statements of income.
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
At March 31, 2019 and December 31, 2018, our MSRs had a fair value of $55 million and $60 million, respectively, and were associated with loans with an aggregate principal balance of $4.86 billion and $4.93 billion, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 10. Other Investments - (continued)

The following table presents activity for MSRs for the three months ended March 31, 2019 and 2018.
Table 10.3 – Activity for MSRs

	Three Months Ended March 31,
(In Thousands)	2019	2018
Balance at beginning of period	$60,281	$63,598
Additions	104	—
Changes in fair value due to:
Changes in assumptions (1)	(3,586)	4,346
Other changes (2)	(1,515)	(1,448)
Balance at End of Period	$55,284	$66,496

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to the realization of expected cash flows.
The following table presents the components of our MSR income for the three months ended March 31, 2019 and 2018.
Table 10.4 – Components of MSR Income, net

	Three Months Ended March 31,
(In Thousands)	2019	2018
Servicing income	$3,610	$3,796
Cost of sub-servicer	(503)	(592)
Net servicing fee income	3,107	3,204
Market valuation changes of MSRs	(5,101)	2,892
Market valuation changes of associated derivatives	2,251	(5,139)
MSR Income, Net (1)	$257	$957

(1)	MSR income, net is included in Other income, net on our consolidated statements of income.
Excess MSRs
In association with our servicer advance investments described above, in the fourth quarter of 2018, we (through our consolidated SA Buyers) also invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, in the fourth quarter of 2018, we invested in excess MSRs associated with a specified pool of multifamily loans. We account for our excess MSRs at fair value and during the three months ended March 31, 2019, we recognized $2 million of interest income and recorded a net market valuation loss of $0.4 million through Investment fair value changes, net on our consolidated statements of income.
Investment in Multifamily Loan Fund
In January 2019, we invested in a limited partnership created to acquire floating rate, light-renovation multifamily loans from Freddie Mac. We committed to fund an aggregate of $78 million to the partnership, and have funded approximately $22 million at March 31, 2019. Freddie Mac is providing a debt facility to finance loans purchased by the partnership. After the partnership's acquisitions have reached a specific threshold, the partnership and Freddie Mac may agree to include the related loans in a Freddie Mac-sponsored securitization and the limited partners may acquire the subordinate securities issued in any such securitization.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 10. Other Investments - (continued)

We account for our ownership interest in this partnership using the equity method of accounting as we are able to exert significant influence over but do not control the activities of the investee. At March 31, 2019, the carrying amount of our investment in the partnership was $22 million. We have elected to record our share of earnings or losses from this investment on a one-quarter lag, and as such, we did not record any equity method investment earnings or losses associated with this investment during the three months ended March 31, 2019.
Participation in Loan Warehouse Facility
In the second quarter of 2018, we invested in a subordinated participation in a revolving mortgage loan warehouse credit facility of one of our loan sellers. We accounted for this subordinated participation interest as a loan receivable at amortized cost, and all associated interest income was recorded as a component of Other interest income in our consolidated statements of income. During the first quarter of 2019, our agreement associated with this investment was terminated and the balance outstanding under this agreement was repaid.
Investment in 5 Arches
In May 2018, we acquired a 20% minority interest in 5 Arches for $10 million, which included a one-year option to purchase all remaining equity in the company for a combination of cash and stock totaling $40 million. In March 2019, we closed on our option to acquire the remaining 80% interest in 5 Arches. See Note 2 for discussion of this acquisition.
During 2018 and through February 28, 2019, we accounted for our minority ownership interest in 5 Arches using the equity method of accounting as we were able to exert significant influence over but did not control the activities of the investee. During the period from January 1, 2019 to February 28, 2019, we recorded $0.3 million of gross income associated with this investment and, including amortization of certain intangible assets, recorded $0.1 million of net earnings in Other income, net on our consolidated statements of income.
Note 11. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at March 31, 2019 and December 31, 2018.
Table 11.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	March 31, 2019		December 31, 2018
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$11,490	$1,674,000	$28,211	$2,106,500
TBAs	5,826	910,000	4,665	520,000
Assets - Other Derivatives
Loan purchase commitments	4,967	586,736	2,913	331,161
Total Assets	$22,283	$3,170,736	$35,789	$2,957,661

Liabilities - Cash Flow Hedges
Interest rate swaps	$(40,296)	$139,500	$(34,492)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(60,265)	2,296,000	(36,416)	1,742,000
TBAs	(9,609)	1,265,000	(13,215)	935,000
Liabilities - Other Derivatives
Loan purchase commitments	(772)	181,123	(732)	137,224
Total Liabilities	$(110,942)	$3,881,623	$(84,855)	$2,953,724
Total Derivative Financial Instruments, Net	$(88,659)	$7,052,359	$(49,066)	$5,911,385

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 11. Derivative Financial Instruments - (continued)

Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At March 31, 2019, we were party to swaps with an aggregate notional amount of $3.97 billion and TBA agreements sold with an aggregate notional amount of $2.18 billion. At December 31, 2018, we were party to swaps with an aggregate notional amount of $3.85 billion and TBA agreements sold with an aggregate notional amount of $1.46 billion.
During the three months ended March 31, 2019 and 2018, risk management derivatives had a net market valuation loss of $45 million and a net valuation gain of $67 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and Other income, net on our consolidated statements of income.
Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. For the three months ended March 31, 2019 and 2018, LPCs and FSCs had a net market valuation gain of $11 million and a net market valuation loss of $7 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the three months ended March 31, 2019 and 2018, changes in the values of designated cash flow hedges were negative $6 million and positive $8 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $40 million and $34 million at March 31, 2019 and December 31, 2018, respectively.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three months ended March 31, 2019 and 2018.
Table 11.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended March 31,
(In Thousands)	2019	2018
Net interest expense on cash flows hedges	$(637)	$(998)
Total Interest Expense	$(637)	$(998)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At March 31, 2019, we assessed this risk as remote and did not record a specific valuation adjustment.
At March 31, 2019, we had outstanding derivative agreements with two counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 12. Other Assets and Liabilities
Other assets at March 31, 2019 and December 31, 2018, are summarized in the following table.
Table 12.1 – Components of Other Assets

(In Thousands)	March 31, 2019	December 31, 2018
Margin receivable	$154,549	$100,773
FHLBC stock	43,393	43,393
Pledged collateral	42,631	42,433
Right-of-use asset	11,681	—
REO	7,275	3,943
Investment receivable	6,494	6,959
Fixed assets and leasehold improvements (1)	5,159	5,106
Other	14,414	15,218
Total Other Assets	$285,596	$217,825

(1)	Fixed assets and leasehold improvements had a basis of $11 million and accumulated depreciation of $5 million at March 31, 2019.
Accrued expenses and other liabilities at March 31, 2019 and December 31, 2018 are summarized in the following table.
Table 12.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	March 31, 2019	December 31, 2018
Contingent consideration	$24,621	$—
Payable to minority partner	16,696	14,331
Guarantee obligations	16,359	16,711
Lease liability	13,188	—
Deferred tax liabilities	11,986	9,022
Accrued compensation	10,506	19,769
Residential bridge loan holdbacks	8,187	—
Residential loan and MSR repurchase reserve	4,328	4,189
Accrued operating expenses	4,046	3,122
Accrued income taxes payable	2,446	423
Legal reserve	2,000	2,000
Margin payable	19	835
Other	5,046	8,317
Total Accrued Expenses and Other Liabilities	$119,428	$78,719
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
March 31, 2019
(Unaudited)
Note 12. Other Assets and Liabilities - (continued)

Pledged Collateral and Guarantee Obligations
The pledged collateral and guarantee obligations presented in the tables above are related to our risk-sharing arrangements with Fannie Mae and Freddie Mac. In accordance with these arrangements, we are required to pledge collateral to secure our guarantee obligations. See Note 3 and Note 16 for additional information on our risk-sharing arrangements.
Contingent Consideration
The contingent consideration presented in the table above is related to our acquisition of 5 Arches in the first quarter of 2019. See Note 16 for additional information on our contingent consideration liabilities.
Lease Liability and Right-of-Use Asset
The lease liability and right-of-use asset presented in the tables above resulted from our adoption of ASU 2016-02, "Leases," in the first quarter of 2019. The lease liability is equal to the present value of our remaining lease payments discounted at our incremental borrowing rate and the right-of-use asset is equal to the lease liability adjusted for our deferred rent liability. These balances are reduced as lease payments are made. See Note 16 for additional information on leases.
Residential Bridge Loan Holdbacks
Residential bridge loan holdbacks represent loan amounts payable to residential bridge loan borrowers subject to the completion of various phases of property rehabilitation.
Investment Receivable
At March 31, 2019, investment receivable primarily consisted of unsettled trade receivables related to real estate securities sales. In accordance with our policy to record purchases and sales of securities on the trade date, if the trade and settlement of a purchase or sale crosses over a quarterly reporting period, we will record an investment receivable for sales and an unsettled trades liability for purchases.
REO
The carrying value of REO at March 31, 2019 was $7 million, which included $2 million of REO from our Legacy Sequoia entities and $5 million from our residential bridge loan portfolio. During the three months ended March 31, 2019, transfers into REO included less than $0.1 million from Legacy Sequoia entities and a $5 million residential bridge loan. During the three months ended March 31, 2019, there were Legacy Sequoia REO liquidations of $2 million, resulting in $0.2 million of unrealized gains which were recorded in Investment fair value changes, net, on our consolidated statements of income. At March 31, 2019, there were nine REO properties at our Legacy Sequoia entities and one residential bridge loan REO property recorded on our consolidated balance sheets. At December 31, 2018, there were 13 REO properties recorded, all of which were owned at consolidated Legacy Sequoia entities.
Legal and Repurchase Reserves
See Note 16 for additional information on the legal and residential repurchase reserves.
Payable to Minority Partner
In 2018, Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 4 and Note 10 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities and at March 31, 2019, the carrying value of their interests was $17 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the three months ended March 31, 2019, we allocated $0.2 million of losses to the co-investors, which was recorded in Other income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 13. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At March 31, 2019, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. For additional information about these financial covenants and our short-term debt, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at March 31, 2019 and December 31, 2018.
Table 13.1 – Short-Term Debt

	March 31, 2019
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	4	$526,341	$1,425,000	3.96%	8/2019-03/2020	253
Real estate securities repo (1)	9	1,081,079	—	3.53%	04/2019-06/2019	23
Single-family rental loan warehouse (2)	2	37,436	400,000	4.75%	6/2020-6/2021	505
Residential bridge loan warehouse (2)	2	61,593	80,000	5.21%	11/2019-04/2021	529
Business purpose loan working capital (2)	1	7,300	15,000	5.00%	12/2020	611
Total Short-Term Debt Facilities	18	1,713,749
Servicer advance financing	1	249,557	350,000	4.34%	11/2019	243
Convertible notes, net	N/A	199,925	—	5.63%	11/2019	229
Total Short-Term Debt		$2,163,231

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 13. Short-Term Debt - (continued)

	December 31, 2018
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	4	$860,650	$1,425,000	4.10%	2/2019-12/2019	178
Real estate securities repo (1)	9	988,890	—	3.47%	01/2019-03/2019	26
Single-family rental loan warehouse (2)	2	22,053	400,000	4.77%	6/2020-6/2021	560
Residential bridge loan warehouse (2)	2	66,327	80,000	5.20%	11/2019-04/2021	629
Total Short-Term Debt Facilities	17	1,937,920
Servicer advance financing	1	262,740	350,000	4.32%	11/2019	333
Convertible notes, net	N/A	199,619		5.63%	11/2019	319
Total Short-Term Debt		$2,400,279

(1)
Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At March 31, 2019, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.

(2)
Due to the revolving nature of the borrowings under these facilities, we have classified these facilities as short-term debt at March 31, 2019. Borrowings under these facilities will be repaid as the underlying loans mature or are sold to third parties or transferred to securitizations.

At March 31, 2019 and December 31, 2018, the fair value of held-for-sale residential loans pledged as collateral under our short-term debt facilities was $579 million and $935 million, respectively. At March 31, 2019, the fair value of real estate securities pledged as collateral under our short-term debt facilities was $966 million, and also included $146 million of securities retained from our consolidated Sequoia Choice securitizations as well as $196 million and $18 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-series securitizations, respectively. At December 31, 2018, the fair value of real estate securities pledged as collateral under our short-term debt facilities was $844 million, and also included $130 million of securities retained from our consolidated Sequoia Choice securitizations as well as $229 million and $18 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-series securitizations, respectively. The fair value of single-family rental and residential bridge loans pledged as collateral under our warehouse facilities was $49 million and $93 million, respectively, at March 31, 2019 and $28 million and $98 million, respectively, at December 31, 2018. Additionally, single-family rental loans with a fair value of $5 million, as well as $7 million of other assets at 5 Arches, served as collateral under the business purpose loan working capital line at March 31, 2019.
For the three months ended March 31, 2019 and 2018, the average balances of our short-term debt facilities were $1.61 billion and $1.37 billion, respectively. At both March 31, 2019 and December 31, 2018, accrued interest payable on our short-term debt facilities was $4 million.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At March 31, 2019, the fair value of servicer advances collateralizing the securitization financing was $282 million. At March 31, 2019, the accrued interest payable balance on this financing was $0.4 million and the unamortized capitalized commitment costs were $2 million.
During the fourth quarter of 2018, $201 million principal amount of 5.625% exchangeable senior notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At March 31, 2019, the accrued interest payable balance on this debt was $4 million. See Note 15 for additional information on our convertible notes.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $4 million at March 31, 2019. At both March 31, 2019 and December 31, 2018, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 13. Short-Term Debt - (continued)

Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt as well as our convertible notes at March 31, 2019.
Table 13.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	March 31, 2019
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$—	$526,341	$526,341
Real estate securities	857,877	223,202	—	1,081,079
Single-family rental loans	—	—	37,436	37,436
Residential bridge loans	—	—	61,593	61,593
Business purpose loan working capital	7,300	—	—	7,300
Total Secured Short-Term Debt	865,177	223,202	625,370	1,713,749
Servicer advance financing	—	—	249,557	249,557
Convertible notes, net	—	—	199,925	199,925
Total Short-Term Debt	$865,177	$223,202	$1,074,852	$2,163,231
Note 14. Asset-Backed Securities Issued
Through our Sequoia securitization program, we sponsor securitization transactions in which securities backed by residential mortgage loans (ABS) are issued by Sequoia entities. We consolidated the Legacy Sequoia and Sequoia Choice securitization entities, and beginning in 2018, certain third-party Freddie Mac K-Series and SLST securitization entities, that we determined were VIEs and for which we determined we were the primary beneficiary. Each consolidated securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood. Our exposure to these entities is primarily through the financial interests we have retained, although we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
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
The ABS issued by these entities consist of various classes of securities that pay interest on a monthly basis. All ABS issued by the Sequoia Choice and Freddie Mac K-Series, and Freddie Mac SLST entities pay fixed rates of interest and substantially all ABS issued by the Legacy Sequoia entities pay variable rates of interest, which are indexed to one-, three-, or six-month LIBOR. ABS issued also includes some interest-only classes with coupons set at a fixed spread to a benchmark rate, or set at a spread to the interest rates earned on the assets less the interest rates paid on the liabilities of a securitization entity.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 14. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by Sequoia securitization entities we sponsored at March 31, 2019 and December 31, 2018, along with other selected information, are summarized in the following table.

Table 14.1 – Asset-Backed Securities Issued

March 31, 2019	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
(Dollars in Thousands)
Certificates with principal balance	$501,300	$2,053,345	$975,780	$1,933,620	$5,464,045
Interest-only certificates	1,527	23,744	—	125,296	150,567
Market valuation adjustments	(22,828)	40,267	17,252	(11,659)	23,032
ABS Issued, Net	$479,999	$2,117,356	$993,032	$2,047,257	$5,637,644
Range of weighted average interest rates, by series	2.48% to 3.60%	4.12% to 4.96%	3.50%	3.39% to 4.08%
Stated maturities	2024 - 2036	2047 - 2049	2028	2025 - 2049
Number of series	20	7	1	3

December 31, 2018	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
(Dollars in Thousands)
Certificates with principal balance	$540,456	$1,838,758	$993,659	$1,936,691	$5,309,564
Interest-only certificates	1,537	25,662	—	131,600	158,799
Market valuation adjustments	(29,753)	20,590	89	(49,216)	(58,290)
ABS Issued, Net	$512,240	$1,885,010	$993,748	$2,019,075	$5,410,073
Range of weighted average interest rates, by series	1.36% to 3.60%	4.46% to 4.97%	3.51%	3.39% to 4.08%
Stated maturities	2024 - 2036	2047 - 2048	2028	2025 - 2049
Number of series	20	6	1	3
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At March 31, 2019, all of the ABS issued and outstanding had contractual maturities beyond five years. The following table summarizes the accrued interest payable on ABS issued at March 31, 2019 and December 31, 2018. Interest due on consolidated ABS issued is payable monthly.
Table 14.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2019	December 31, 2018
Legacy Sequoia	$531	$571
Sequoia Choice	7,854	7,180
Freddie Mac SLST	2,846	2,907
Freddie Mac K-Series	6,230	6,239
Total Accrued Interest Payable on ABS Issued	$17,461	$16,897

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 14. Asset-Backed Securities Issued - (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at March 31, 2019 and December 31, 2018.
Table 14.3 – Collateral for Asset-Backed Securities Issued

March 31, 2019	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
(In Thousands)
Residential loans	$488,645	$2,333,248	$1,228,317	$—	$4,050,210
Multifamily loans	—	—	—	2,175,899	2,175,899
Restricted cash	146	14	—	—	160
Accrued interest receivable	776	9,616	3,861	6,587	20,840
REO	2,280	—	—	—	2,280
Total Collateral for ABS Issued	$491,847	$2,342,878	$1,232,178	$2,182,486	$6,249,389

December 31, 2018	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
(In Thousands)
Residential loans	$519,958	$2,079,382	$1,222,669	$—	$3,822,009
Multifamily loans	—	—	—	2,144,598	2,144,598
Restricted cash	146	1,022	—	—	1,168
Accrued interest receivable	822	8,988	3,926	6,595	20,331
REO	3,943	—	—	—	3,943
Total Collateral for ABS Issued	$524,869	$2,089,392	$1,226,595	$2,151,193	$5,992,049
Note 15. Long-Term Debt

FHLBC Borrowings

In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At March 31, 2019, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the three months ended March 31, 2019, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At March 31, 2019, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.65% and a weighted average maturity of approximately six years. At December 31, 2018, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.52% and a weighted average maturity of seven years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. At March 31, 2019, total advances under this agreement were secured by residential mortgage loans with a fair value of $2.41 billion. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At March 31, 2019, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 15. Long-Term Debt - (continued)

The following table presents maturities of our FHLBC borrowings by year at March 31, 2019.
Table 15.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	March 31, 2019
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999
For additional information about our FHLBC borrowings, see Part I, Item 2 of Quarterly Report on Form 10-Q under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Convertible Notes
In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. These convertible notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or conversion, which will be no later than July 15, 2024. After deducting the issuance discount, the underwriting discount and offering costs, we received $194 million of net proceeds. Including amortization of deferred debt issuance costs and the debt discount, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. These notes are convertible at the option of the holder at a conversion rate of 54.7645 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.26 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At March 31, 2019, the outstanding principal amount of these notes was $200 million and the accrued interest payable on this debt was $2 million. At March 31, 2019, the unamortized deferred issuance costs and debt discount were $4 million and $1 million, respectively.
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.75% until maturity or conversion, which will be no later than August 15, 2023. After deducting the underwriting discount and offering costs, we received $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At March 31, 2019, these notes were convertible at the option of the holder at a conversion rate of 53.9060 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.55 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At March 31, 2019, the outstanding principal amount of these notes was $245 million. At March 31, 2019, the accrued interest payable balance on this debt was $1 million and the unamortized deferred issuance costs were $6 million.
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At March 31, 2019, these notes were exchangeable at the option of the holder at an exchange rate of 46.2370 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.63 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. Additionally, during the fourth quarter of 2018, $201 million principal amount of these notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At March 31, 2019, the outstanding principal amount of these notes was $201 million. At March 31, 2019, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $1 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 15. Long-Term Debt - (continued)

Trust Preferred Securities and Subordinated Notes
At March 31, 2019, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed. The $100 million trust preferred securities will be redeemed no later than January 30, 2037, and the $40 million subordinated notes will be redeemed no later than July 30, 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.8% per annum. At both March 31, 2019 and December 31, 2018, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.
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
Note 16. Commitments and Contingencies
Lease Commitments
At March 31, 2019, we were obligated under five non-cancelable operating leases with expiration dates through 2028 for $16 million of cumulative lease payments. Our principal executive and administrative office is located in Mill Valley, California and we have several additional offices, as disclosed in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2018. Additionally, with our acquisition of 5 Arches in the first quarter of 2019, we added an executive and administrative office located in Irvine, California. Our operating lease expense was $1 million for both three-month periods ended March 31, 2019 and 2018.
The following table presents our future lease commitments and a reconciliation to our lease liability at March 31, 2019.
Table 16.1 – Future Lease Commitments by Year

(In Thousands)	March 31, 2019
2019 (9 months)	$1,921
2020	2,538
2021	1,770
2022	1,468
2023 and thereafter	8,749
Total Lease Commitments	16,446
Less: Imputed interest	(3,258)
Lease Liability	$13,188
During the three months ended March 31, 2019, we adopted ASU 2016-02, "Leases," which required us to recognize a lease liability that was equal to the present value of our remaining lease payments of $16 million discounted at various incremental borrowing rates, and a right-of-use asset, which was equal to our lease liability adjusted for our deferred rent liability. We elected to apply the new guidance using the optional transition method, which permits lessees to measure the lease liability and right-of-use asset at January 1, 2019, without adjusting the comparative periods presented. We elected the package of practical expedients under the transition guidance within this standard, which allowed us to carry forward the classifications of each of our four existing leases as operating leases and to continue to expense lease payments on a straight-line basis. As one of our operating leases qualifies for the short-term lease exception under this guidance, we will continue to account for this lease under legacy GAAP and did not include this lease in our calculation of the lease liability and right-of-use asset. At March 31, 2019, our lease liability was $13 million, which was a component of Accrued expenses and other liabilities, and our right-of-use asset was $12 million, which was a component of Other assets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 16. Commitments and Contingencies - (continued)

We determined that the four remaining leases did not contain an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the date of adoption. At March 31, 2019, the weighted-average remaining lease term and weighted-average discount rate for our leases was 8 years and 5.3%, respectively.
Commitment to Fund Residential Bridge Loans
As of March 31, 2019, we had commitments to fund $4 million of residential bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before we fund the commitment. We may also advance funds related to loans sold under a separate loan sale agreement that are generally repaid immediately by the loan purchaser and do not generally expose us to loss (outstanding commitments related to these loans that we may temporarily fund totaled approximately $82 million at March 31, 2019).
Commitment to Fund Partnerships
In the fourth quarter of 2018, we invested in two partnerships created to acquire and manage certain mortgage servicing related assets (see Note 10 for additional detail). At March 31, 2019, we had an outstanding commitment to fund an additional $19 million to these partnerships to acquire additional outstanding servicer advances and excess MSRs. We expect to fund the remainder before the end of July 2019. In connection with this investment, we are also required to fund future net servicer advances related to the underlying mortgage loans. The actual amount of net servicer advances we may fund in the future is subject to significant uncertainty and will be based on the credit and prepayment performance of the underlying loans.
In the first quarter of 2019, we invested in a partnership created to acquire floating rate, light-renovation multifamily loans from Freddie Mac (see Note 10 for additional detail). At March 31, 2019, we had an outstanding commitment to fund an additional $56 million to the partnership. Additionally, in connection with this transaction, we have made a guarantee to Freddie Mac in the event of losses incurred on the loans that exceed the equity available in the partnership to absorb such losses. At March 31, 2019, the carrying value of this guarantee was $0.1 million. We believe the likelihood of performance under the guarantee is remote. Our maximum loss exposure from this guarantee arrangement is $135 million.
5 Arches Contingent Consideration
As part of the consideration for our acquisition of 5 Arches, we are committed to make earn-out payments up to $27 million, payable in a mix of cash and Redwood common stock, which will be calculated following each of the first two anniversaries of the option closing date based on loan origination volumes exceeding certain specified thresholds. These contingent earn-out payments are classified as contingent consideration liabilities and carried at fair value. At March 31, 2019, our estimated fair value of these contingent liabilities were $25 million.
Commitment to Participate in Loan Warehouse Facility
In the second quarter of 2018, we invested in a participation in the mortgage loan warehouse credit facility of one of our loan sellers. This investment included a commitment to participate in (and an obligation to fund) a designated amount of the loan seller's borrowings under this warehouse credit facility. Our commitment to participate in this facility was terminated in the first quarter of 2019. See Note 12 for additional detail on our participation in a loan warehouse facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 16. Commitments and Contingencies - (continued)

Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At March 31, 2019, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At March 31, 2019, we had not incurred any losses under these arrangements. For the three months ended March 31, 2019 and 2018, other income related to these arrangements was $1 million for both periods, and net market valuation losses related to these investments were $0.1 million for both periods.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at March 31, 2019, the loans had an unpaid principal balance of $1.80 billion and a weighted average FICO score of 759 (at origination) and LTV ratio of 76% (at origination). At March 31, 2019, $6 million of the loans were 90 days or more delinquent, of which $1 million were in foreclosure. At March 31, 2019, the carrying value of our guarantee obligation was $16 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2019 and December 31, 2018, assets of such SPEs totaled $48 million and $47 million, respectively, and liabilities of such SPEs totaled $16 million and $17 million, respectively.
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
At both March 31, 2019 and December 31, 2018, our repurchase reserve associated with our residential loans and MSRs was $4 million and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received four and two repurchase requests during the three months ended March 31, 2019 and 2018, respectively, and did not repurchase any loans during either of these periods. During the three months ended March 31, 2019 and 2018, we recorded repurchase provisions of $0.1 million and $0.3 million, respectively, that were recorded in Mortgage banking activities, net and Other income, net on our consolidated statements of income.
Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at March 31, 2019, approximately $126 million of principal and $12 million of interest payments had been made in respect of the Seattle Certificate. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 16. Commitments and Contingencies - (continued)

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at March 31, 2019, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.
Through certain of our wholly-owned subsidiaries, we have in the past engaged in, and expect to continue to engage in, activities relating to the acquisition and securitization of residential mortgage loans. In addition, certain of our wholly-owned subsidiaries have in the past engaged in activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations (commonly referred to as CDO transactions). Because of this involvement in the securitization and CDO businesses, we could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and we could also become the subject of governmental investigations, enforcement actions, or lawsuits, and governmental authorities could allege that we violated applicable law or regulation in the conduct of our business. As an example, in July 2016 we became aware of a complaint filed by the State of California on April 1, 2016 against Morgan Stanley & Co. and certain of its affiliates alleging, among other things, that there were misleading statements contained in offering materials for 28 different mortgage pass-through certificates purchased by various California investors, including various California public pension systems, from Morgan Stanley and alleging that Morgan Stanley made false or fraudulent claims in connection with the sale of those certificates. Of the 28 mortgage pass-through certificates that were the subject of the complaint, two were Sequoia mortgage pass-through certificates issued in 2004 and two were Sequoia mortgage pass-through certificates issued in 2007. With respect to each of those certificates, our wholly-owned subsidiary, RWT Holdings, Inc., was the sponsor and our wholly-owned subsidiary, Sequoia Residential Funding, Inc., was the depositor. The plaintiffs subsequently withdrew from the litigation their claims based on eight of the 28 mortgage pass-through certificates, including one of the Sequoia mortgage pass-through certificates issued in 2004. We believe this matter was subsequently resolved and the plaintiffs withdrew their remaining claims. At the time these Sequoia mortgage pass-through certificates were issued, Sequoia Residential Funding, Inc. and Redwood Trust agreed to indemnify the underwriters of these certificates for certain losses and expenses they might incur as a result of claims made against them relating to these certificates, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At March 31, 2019, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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
March 31, 2019
(Unaudited)
Note 16. Commitments and Contingencies - (continued)

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
Note 17. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three months ended March 31, 2019 and 2018.
Table 17.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$95,342	$(34,045)	$128,201	$(42,953)
Other comprehensive income (loss) before reclassifications	6,718	(5,838)	(4,237)	8,431
Amounts reclassified from other accumulated comprehensive income	(9,493)	—	(9,387)	—
Net current-period other comprehensive (loss) income	(2,775)	(5,838)	(13,624)	8,431
Balance at End of Period	$92,567	$(39,883)	$114,577	$(34,522)
The following table provides a summary of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2019 and 2018.
Table 17.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended March 31,
(In Thousands)	Income Statement	2019	2018
Net Realized (Gain) Loss on AFS Securities
Gain on sale of AFS securities	Realized gains, net	$(9,493)	$(9,387)
		$(9,493)	$(9,387)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 17. Equity - (continued)

Issuance of Common Stock
In the fourth quarter of 2018, we established a program to sell up to an aggregate of $150 million of common stock from time to time in at-the-market ("ATM") offerings. During the fourth quarter of 2018, we issued 1,550,819 common shares for net proceeds of approximately $25 million through ATM offerings. At March 31, 2019, approximately $125 million remained outstanding for future offerings under this program.
On January 29, 2019, we sold 11,500,000 shares of common stock in an underwritten public offering, resulting in net proceeds of approximately $177 million.
Direct Stock Purchase and Dividend Reinvestment Plan
During the three months ended March 31, 2019, we issued 399,838 shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan, resulting in net proceeds of approximately $6 million.
Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three months ended March 31, 2019 and 2018.
Table 17.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended March 31,
(In Thousands, except Share Data)	2019	2018
Basic Earnings per Common Share:
Net income attributable to Redwood	$54,464	$46,845
Less: Dividends and undistributed earnings allocated to participating securities	(1,539)	(1,433)
Net income allocated to common shareholders	$52,925	$45,412
Basic weighted average common shares outstanding	92,685,350	75,396,649
Basic Earnings per Common Share	$0.57	$0.60
Diluted Earnings per Common Share:
Net income attributable to Redwood	$54,464	$46,845
Less: Dividends and undistributed earnings allocated to participating securities	(1,539)	(1,394)
Add back: Interest expense on convertible notes for the period, net of tax	8,687	8,641
Net income allocated to common shareholders	$61,612	$54,092
Weighted average common shares outstanding	92,685,350	75,396,649
Net effect of dilutive equity awards	150,170	34,827
Net effect of assumed convertible notes conversion to common shares	33,442,640	32,763,121
Diluted weighted average common shares outstanding	126,278,160	108,194,597
Diluted Earnings per Common Share	$0.49	$0.50
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 17. Equity - (continued)

During the three months ended March 31, 2019 and 2018, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three months ended March 31, 2019 and 2018, the number of outstanding equity awards that were antidilutive totaled 7,376 and 6,838, respectively.
Stock Repurchases
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At March 31, 2019, $100 million of the current authorization remained available for the repurchase of shares of our common stock.
Note 18. Equity Compensation Plans
At March 31, 2019 and December 31, 2018, 4,298,376 and 4,616,776 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $29 million at March 31, 2019, as shown in the following table.
Table 18.1 – Activities of Equity Compensation Costs by Award Type

	Three Months Ended March 31, 2019
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$3,498	$74	$14,489	$7,061	$—	$25,122
Equity grants	—	2,953	3,951	—	160	7,064
Equity grant forfeitures	—	—	—	—	—	—
Equity compensation expense	(395)	(66)	(1,617)	(835)	(40)	(2,953)
Unrecognized Compensation Cost at End of Period	$3,103	$2,961	$16,823	$6,226	$120	$29,233
At March 31, 2019, the weighted average amortization period remaining for all of our equity awards was two years.
Restricted Stock Awards ("RSAs")
At March 31, 2019 and December 31, 2018, there were 218,022 and 339,482 shares, respectively, of RSAs outstanding. Restrictions on these shares lapse through 2022. During the three months ended March 31, 2019, there were no RSAs granted, restrictions on 116,584 RSAs lapsed and those shares were distributed, and no RSAs forfeited.
Restricted Stock Units ("RSUs")
At March 31, 2019 and December 31, 2018, there were 197,480 and 4,876 shares, respectively, of RSUs outstanding. Restrictions on these shares lapse through 2023. During the three months ended March 31, 2019, there were 192,604 RSUs granted, no RSUs distributed, and no RSUs forfeited.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)
Note 18. Equity Compensation Plans - (continued)

Deferred Stock Units (“DSUs”)
At March 31, 2019 and December 31, 2018, there were 2,396,886 and 2,336,720 DSUs, respectively, outstanding of which 1,119,692 and 1,181,622, respectively, had vested. During the three months ended March 31, 2019, there were 266,173 DSUs granted, 206,007 DSUs distributed, and no DSUs forfeited. Unvested DSUs at March 31, 2019 vest through 2023.
Performance Stock Units (“PSUs”)
At both March 31, 2019 and December 31, 2018, the target number of PSUs that were unvested was 725,616. Vesting for all PSUs will generally occur at the end of three years from their grant date based on various TSR performance calculations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 450,000 shares of common stock to be purchased in aggregate for all employees. As of March 31, 2019 and December 31, 2018, 397,945 and 390,569 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at March 31, 2019.
Note 19. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three months ended March 31, 2019 and 2018.
Table 19.1 – Mortgage Banking Activities

	Three Months Ended March 31,
(In Thousands)	2019	2018
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$14,844	$(2,194)
Risk management derivatives (2)	(4,138)	28,432
Other income, net (3)	121	338
Total residential mortgage banking activities, net	10,827	26,576

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
Single-family rental loans, at fair value (1)	1,744	—
Risk management derivatives (2)	(846)	—
Residential bridge loans, at fair value	86	—
Other income, net (4)	498	—
Total business purpose mortgage banking activities, net	1,482	—
Mortgage Banking Activities, Net	$12,309	$26,576

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

(4)	Amounts in this line item include other fee income from loan originations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 20. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the three months ended March 31, 2019 and 2018.
Table 20.1 – Investment Fair Value Changes

	Three Months Ended March 31,
(In Thousands)	2019	2018
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$28,108	$(38,985)
Residential bridge loans held-for-investment	(303)	—
Trading securities	21,860	(2,955)
Servicer advance investments	1,008	—
Excess MSRs	(437)	—
Net investments in Legacy Sequoia entities (1)	(374)	(8)
Net investments in Sequoia Choice entities (1)	3,265	(86)
Net investment in Freddie Mac SLST entity (1)	6,365	—
Net investments in Freddie Mac K-Series entities (1)	3,119	—
Risk-sharing investments	(77)	(139)
Risk management derivatives, net	(42,375)	43,782
Investment Fair Value Changes, Net	$20,159	$1,609

(1)
Includes changes in fair value of the loans held-for-investment, REO and the ABS issued at the entities, which netted together represent the change in value of our investments at the consolidated VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 21. Operating Expenses
Components of our operating expenses for the three months ended March 31, 2019 and 2018 are presented in the following table.
Table 21.1 – Components of Operating Expenses

	Three Months Ended March 31,
(In Thousands)	2019	2018
Fixed compensation expense	$8,205	$6,439
Variable compensation expense	4,402	6,907
Equity compensation expense	2,953	2,697
Total compensation expense	15,560	16,043
Systems and consulting	1,828	1,866
Loan acquisition costs (1)	1,477	1,818
Office costs	1,304	1,140
Accounting and legal	1,125	834
Corporate costs	674	504
Other operating expenses	1,191	825
Total Operating Expenses	$23,159	$23,030

(1)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.
Note 22. Taxes
For the three months ended March 31, 2019 and 2018, we recognized a provision for income taxes of $1 million and $5 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at March 31, 2019 and 2018.
Table 22.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	March 31, 2019	March 31, 2018
Federal statutory rate	21.0%	21.0%
State statutory rate, net of Federal tax effect	8.6%	8.6%
Differences in taxable (loss) income from GAAP income	(8.5)%	(4.1)%
Change in valuation allowance	(4.1)%	(3.9)%
Dividends paid deduction	(15.4)%	(12.1)%
Effective Tax Rate	1.6%	9.5%
We assessed our tax positions for all open tax years (i.e., Federal, 2015 to 2019, and State, 2014 to 2019) at March 31, 2019 and December 31, 2018, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 23. Segment Information
Redwood operates in two segments: Investment Portfolio and Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For a full description of our segments, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2018.
Our Mortgage Banking segment includes activity from both our residential and business purpose mortgage banking operations. Our business purpose mortgage banking operations includes activity from our wholly-owned subsidiary 5 Arches and our single-family rental loans that we are aggregating for subsequent sale or securitization. In connection with our acquisition of 5 Arches on March 1, 2019, the goodwill, intangible assets, and contingent consideration we recorded on our consolidated balance sheets were included in our Mortgage Banking segment. The gain on re-measurement of our initial minority investment and purchase option in 5 Arches during the three months ended March 31, 2019 was included in Corporate/Other.
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
The following tables present financial information by segment for the three months ended March 31, 2019 and 2018.
Table 23.1 – Business Segment Financial Information

	Three Months Ended March 31, 2019
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$115,452	$10,377	$5,212	$131,041
Interest expense	(77,887)	(5,564)	(15,825)	(99,276)
Net interest income (loss)	37,565	4,813	(10,613)	31,765
Non-interest income
Mortgage banking activities, net	—	12,309	—	12,309
Investment fair value changes, net	20,556	—	(397)	20,159
Other income (expense), net	1,221	(167)	2,533	3,587
Realized gains, net	10,686	—	—	10,686
Total non-interest income, net	32,463	12,142	2,136	46,741
Direct operating expenses	(2,661)	(8,104)	(12,394)	(23,159)
Provision for income taxes	(342)	(541)	—	(883)
Segment Contribution	$67,025	$8,310	$(20,871)
Net Income				$54,464
Non-cash amortization income (expense), net	$2,368	$(723)	$(1,300)	$345

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 23. Segment Information - (continued)

	Three Months Ended March 31, 2018
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$58,757	$12,897	$4,965	$76,619
Interest expense	(19,863)	(6,137)	(15,514)	(41,514)
Net interest income (loss)	38,894	6,760	(10,549)	35,105
Non-interest income
Mortgage banking activities, net	—	26,576	—	26,576
Investment fair value changes, net	1,590	—	19	1,609
Other income, net	2,118	—	—	2,118
Realized gains, net	9,363	—	—	9,363
Total non-interest income, net	13,071	26,576	19	39,666
Direct operating expenses	(2,007)	(8,632)	(12,391)	(23,030)
Provision for income taxes	(888)	(4,008)	—	(4,896)
Segment Contribution	$49,070	$20,696	$(22,921)
Net Income				$46,845
Non-cash amortization income (expense), net	$4,617	$(22)	$(954)	$3,641
The following table presents the components of Corporate/Other for the three months ended March 31, 2019 and 2018.
Table 23.2 – Components of Corporate/Other

	Three Months Ended March 31,
	2019			2018
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$4,853	$359	$5,212	$4,812	$153	$4,965
Interest expense	(4,115)	(11,710)	(15,825)	(3,852)	(11,662)	(15,514)
Net interest income (loss)	738	(11,351)	(10,613)	960	(11,509)	(10,549)
Non-interest income
Investment fair value changes, net	(374)	(23)	(397)	(8)	27	19
Other income	—	2,533	2,533	—	—	—
Total non-interest income, net	(374)	2,510	2,136	(8)	27	19
Direct operating expenses	—	(12,394)	(12,394)	—	(12,391)	(12,391)
Total	$364	$(21,235)	$(20,871)	$952	$(23,873)	$(22,921)

(1)	Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 23. Segment Information - (continued)

The following table presents supplemental information by segment at March 31, 2019 and December 31, 2018.
Table 23.3 – Supplemental Segment Information

(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
March 31, 2019
Residential loans	$5,988,583	$797,073	$488,645	$7,274,301
Business purpose residential loans	103,916	56,696	—	160,612
Multifamily loans	2,175,899	—	—	2,175,899
Real estate securities	1,543,152	—	—	1,543,152
Other investments	411,853	2,345	—	414,198
Goodwill and intangible assets	—	52,895	—	52,895
Total assets	10,444,279	942,596	806,484	12,193,359

December 31, 2018
Residential loans	$5,685,983	$1,048,801	$519,958	$7,254,742
Business purpose residential loans	112,798	28,460	—	141,258
Multifamily loans	2,144,598	—	—	2,144,598
Real estate securities	1,452,494	—	—	1,452,494
Other investments	427,764	—	10,754	438,518
Total assets	10,093,993	1,103,090	740,323	11,937,406

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

Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on making credit-sensitive investments in single-family residential and multifamily mortgages and related assets and engaging in mortgage banking activities. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, as well as through capital appreciation. We operate our business in two segments: Investment Portfolio and Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For a full description of our segments, see Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, our ability to pay higher sustainable dividends in the future, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2019, including with respect to our investment portfolio and mortgage banking activities; (iii) statements related to our mortgage banking activities, including our ability to continue to improve workflow efficiencies and capital turnover and expectations for second quarter loan purchase activity; (iv) statements related to our investment portfolio and investment opportunities, including the potential for earnings upside on deeper-discount securities, expectations regarding the increased pace of capital deployment during 2019, driven in part by access to 5 Arches’ origination pipeline, and utilization of new financing structures that we expect will positively impact net margins; (v) statements relating to the potential for regulatory reform and positioning Redwood to capitalize on resulting opportunities, including the likelihood of administrative actions to emphasize a greater role for the private sector, such as building on the success of GSE risk-sharing transactions; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the first quarter of 2019 and at March 31, 2019, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (vii) statements relating to our estimate of our available capital (including that we estimate our available capital at March 31, 2019 was approximately $100 million); (viii) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2019; and (ix) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.

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

OVERVIEW
Business Update
Our first quarter 2019 results reflected both strong operational progress and improved market conditions, collectively driving a resurgence in our GAAP financial results. GAAP earnings were $0.49 per share for the first quarter, as compared with a loss of $0.02 per share in the fourth quarter of 2018. Our GAAP book value increased to $16.00 per share at March 31, 2019, as compared to $15.89 per share at December 31, 2018.
We raised $184 million of equity capital in the first quarter and deployed $163 million, ending the quarter with approximately $100 million of capital available for investment at March 31, 2019. Investment activity in the first quarter was down slightly from our recent pace, but up over 50% from the first quarter of 2018. While we are still in the early stages of execution, this increase in capital deployment has begun to drive returns higher and scale our platform - both key strategic initiatives.
As we evaluate the return profiles on our investments, our focus remains on creating durable, long-term cash flows and optimizing our balance sheet, with the goal of being able to support a sustainable higher dividend. The biggest driver of returns in our portfolio is credit performance, which remained strong in the first quarter. Our recent investments are, by design, highly structured and differentiated; and thanks to the recent increased pace of deployment, many are relatively unseasoned with long projected lifespans. Collectively, our portfolio construction is driving towards a mix of strong near-term returns, complemented by deeper-discount securities with earnings upside if credit performance meets or exceeds modeled expectations.
During the first quarter of 2019, we completed the acquisition of 5 Arches, and work is underway to fully integrate the new platform. We continue to build our pipeline of single-family rental loans, and are beginning to reap the benefits of a consistent market presence in the form of repeat borrowers and more bespoke investment opportunities. Additionally, we expect to begin deploying incremental capital into the short-term bridge products that the platform produces, while continuing to monitor overall market demand for these loans. The financing market for bridge loans remains favorable, and we are utilizing structures that we expect will positively impact net margins. First quarter origination volume for the platform was lower than in the fourth quarter of 2018, driven in part by a portion of the pipeline pulling forward into the second quarter of 2019.
Turning to our residential mortgage banking operations, volumes remained under pressure in the first quarter - partly as a result of seasonality - but gross margins were quite strong as a result of strong securitization execution and robust demand from whole-loan buyers. We completed one Select and one Choice transaction during the quarter, along with significant whole loan sale activity, which represented 41% of our total distribution. Redwood Choice remains an important contributor to earnings and accounted for 44% of locked loans during the first quarter. Gross margins for Choice loans were significantly higher than those of our traditional Select loans as we achieved particularly strong execution on our Choice securitization.
We continued making progress towards managing our residential mortgage banking operations more efficiently by increasing asset turnover, which allows us to free up capital for reinvestment. Our goal remains to continue managing our capital down from an average of approximately $200 million last year, and we remain on track to do so.
As we work to optimize our platforms and plan for the future, we are closely monitoring the potential for regulatory reform and how we should position Redwood to capitalize on any resulting opportunities. Recently, Mark Calabria was confirmed as the new Director of the Federal Housing Finance Agency, and the Trump Administration directed both Treasury and HUD to develop and submit housing finance reform plans as soon as practicable. We expect the plans will likely identify reform measures that can be implemented through both administrative and legislative means but note that there continues to be little bi-partisan support for finding a permanent solution for the conservatorship of Fannie Mae and Freddie Mac.
In the near term, it is more likely that change will come from administrative actions that have emphasized a greater role for the private sector, such as building on the success of GSE risk-sharing transactions. We believe we are well positioned to take advantage of any reforms that promote a leveling of the playing field between the public and private sectors. From our vantage point as a seasoned private-label RMBS issuer, private market participants are willing and able to step up with capital. That said, affirmative signals must be sent by Washington that investment in the infrastructure and staff necessary to participate in private-label transactions will not be undermined by policies aimed at crowding out private capital. We note that for the first time in many years, the private markets are speaking for an increasing share of loans that are eligible for sale to the GSEs, and we believe they can speak for more without a negative impact on interest rates to available borrowers.
Overall, we exited the first quarter more optimistic about 2019 than we began it. Our second quarter of 2019 loan purchase activity is on pace to exceed the first quarter’s, and we expect the pace of capital deployment to increase over the course of 2019, driven in part by access to 5 Arches’ origination pipeline. In funding the growth of our asset base, our focus is on utilizing our available capital, while continuing to generate capital through security sales and financing structures that optimize our balance sheet.

Financial and Operational Overview - First Quarter of 2019
Highlights
The following table presents key earnings metrics for the three months ended March 31, 2019.
Table 1 – Key Earnings and Return Metrics

Three Months Ended
(In Thousands, except per Share Data)	March 31, 2019
Net income	$54,464
Net income per diluted common share	$0.49
Annualized GAAP return on equity	15%
Book value per share	$16.00
Economic return on book value (1)	2.6%
REIT taxable income per share	$0.30
Dividends per share	$0.30

(1)	Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period.

•
GAAP earnings per share increased in the first quarter, as spreads tightened and asset prices improved, recovering a significant portion of the market valuation losses we incurred in the fourth quarter from spread widening. Mortgage banking produced solid results in the first quarter, as consistent lock volume was supported by strong gross margins.

•	In January, we raised $177 million of equity capital in a follow-on offering.

•	We deployed $163 million of capital into new investments in the first quarter of 2019, a majority of which were proprietary.

•	Residential jumbo loan purchase commitments were $1.20 billion, and we purchased $1.02 billion of jumbo loans during the first quarter of 2019.

•
During the first quarter of 2019, we completed $1.18 billion of jumbo residential loan sales, including one Select securitization of $353 million and one Choice securitization of $350 million. Additionally, we sold $0.5 billion of whole loans to third parties.

•
On March 1, 2019, we completed our purchase of the remaining 80% interest in 5 Arches. The impact to GAAP net income in the first quarter from the acquisition and one month of operations was approximately $0.02 per share. Our balance sheet at March 31, 2019 reflected the impact of this acquisition and included $29 million of goodwill, $24 million of intangible assets, $25 million of contingent consideration liabilities, and $4 million of deferred tax liabilities.

Book Value per Share
At March 31, 2019, our book value was $1.55 billion, or $16.00 per share, an increase from $15.89 per share at December 31, 2018. The following table sets forth the changes in our book value per share for the three months ended March 31, 2019.
Table 2 – Changes in Book Value per Share

Three Months Ended
(In Dollars, per share basis)	March 31, 2019
Beginning book value per share	$15.89
Net income	0.49
Changes in unrealized gains on securities, net, from:
Realized gains recognized in net income	(0.08)
Amortization income recognized in net income	(0.02)
Mark-to-market adjustments, net	0.10
Total change in unrealized gains on securities, net	—
Dividends	(0.30)
Issuance of common stock	(0.05)
Equity compensation, net	(0.02)
Changes in unrealized losses on derivatives hedging long-term debt	(0.06)
Other, net	0.05
Ending Book Value per Share	$16.00
Our GAAP book value per share increased $0.11 per share to $16.00 per share during the first quarter of 2019. This increase was primarily driven by earnings exceeding the dividend due to positive market valuation adjustments on our portfolio investments, partially offset by a decrease in the value of derivatives hedging our long-term debt, the effect of distributions of stock-based compensation, and dilution from our January common stock issuance.
Unrealized gains on our available-for-sale securities resulted in a $0.10 per share increase in mark-to-market adjustments, offset by $0.08 per share of previously unrealized net gains that were realized as income from the sale of securities, as well as $0.02 per share of discount accretion income recognized in earnings from the appreciation in the amortized cost basis of our available-for-sale securities.
Lower benchmark interest rates during the first quarter of 2019 resulted in a $0.06 per share decrease to book value due to an increase in unrealized losses on the derivatives hedging a portion of our long-term debt. At March 31, 2019, the cumulative unrealized loss on these derivatives, which is included in our GAAP book value per share, was $0.41 per share.

Capital Allocation Summary
This section provides an overview of our capital position and how it was allocated at March 31, 2019. A detailed discussion of our liquidity and capital resources is provided in the Liquidity and Capital Resources section of this MD&A that follows.
We use a combination of equity and corporate debt (which we collectively refer to as “capital”) to fund our business. Our total capital was $2.32 billion at March 31, 2019, and included $1.55 billion of equity capital and $0.77 billion of unsecured corporate debt, including $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, $200 million of convertible debt due in 2024, and $140 million of trust-preferred securities due in 2037.
We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse some of our inventory of residential loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is presented separately from allocated capital in the table below. The following table presents how our capital was allocated between business segments and investment types at March 31, 2019.
Table 3 – Capital Allocation Summary

At March 31, 2019
(Dollars in Thousands)	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Investment portfolio
Residential loans (1)	$2,447,507	$(1,999,999)	$447,508	19%

Securities portfolio
Sequoia residential securities (2)	494,795	(205,643)	289,152	12%
Agency CRT securities	258,709	(34,905)	223,804	10%
Multifamily securities (3)	640,888	(417,599)	223,289	10%
Re-performing residential loan securities (4)	355,701	(171,758)	183,943	8%
Third-party residential securities	372,878	(251,174)	121,704	5%
Total securities portfolio	2,122,971	(1,081,079)	1,041,892	45%

Business purpose residential loans	103,916	(61,719)	42,197	2%
Other investments	442,476	(270,557)	171,919	7%
Other assets/(other liabilities)	169,765	(106,095)	63,670	3%
Cash and liquidity capital			359,971	N/A
Total investment portfolio	$5,286,635	$(3,519,449)	2,127,157	92%
Residential			130,000	6%
Business purpose			65,358	3%
Total mortgage banking			195,358	8%
Total			$2,322,515	100%

(1)	Includes $43 million of FHLB stock.

(2)
Sequoia residential securities presented above includes $216 million of securities retained from our consolidated Sequoia Choice securitizations. For GAAP purposes we consolidated $2.33 billion of residential loans and $2.12 billion of non-recourse ABS debt associated with these retained securities.

(3)
Multifamily securities presented above includes $129 million of subordinate investments in the Freddie Mac K-Series securitizations. For GAAP purposes we consolidated $2.18 billion of multifamily loans and $2.05 billion of non-recourse ABS debt associated with these securities.

(4)
Re-performing residential loan securities presented above represent third-party securities collateralized by seasoned re-performing, and to a lesser extent, non-performing residential loans and includes $235 million of subordinate and mezzanine investments in the Freddie Mac SLST securitization. For GAAP purposes we consolidated $1.23 billion of residential loans and $993 million of non-recourse ABS debt associated with these securities.

Over the last several quarters, we have increased our allocation of capital to multifamily and re-performing securities, and expect to continue allocating capital into these investment types going forward. During the first quarter of 2019, we reallocated capital from our residential mortgage banking business to our investment portfolio, leveraging operational changes that allow us to manage our mortgage banking business with less capital.
As of March 31, 2019, our cash and liquidity capital included $100 million of capital available for investment. To fund new investments going forward, we will consider the most efficient sources of capital both from optimization within our portfolio and from the capital markets.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2019 and 2018. Most tables include a "change" column that shows the amount by which the results from 2019 are greater or less than the results from the respective period in 2018. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the first quarter of 2019, compared to the first quarter of 2018.
The following table presents the components of our net income for the three months ended March 31, 2019 and 2018.
Table 4 – Net Income

	Three Months Ended March 31,
(In Thousands, except per Share Data)	2019	2018	Change
Net Interest Income	$31,765	$35,105	$(3,340)
Non-interest Income
Mortgage banking activities, net	12,309	26,576	(14,267)
Investment fair value changes, net	20,159	1,609	18,550
Other income, net	3,587	2,118	1,469
Realized gains, net	10,686	9,363	1,323
Total non-interest income, net	46,741	39,666	7,075
Operating expenses	(23,159)	(23,030)	(129)
Net income before income taxes	55,347	51,741	3,606
Provision for income taxes	(883)	(4,896)	4,013
Net Income	$54,464	$46,845	$7,619
Diluted earnings per common share	$0.49	$0.50	$(0.01)
Net Interest Income
The decrease in net interest income during the three-month periods was driven primarily by lower average balances of residential loans held-for-sale and higher interest rates on our variable rate financing during the first quarter of 2019. This decrease was partially offset by increased interest income from additional portfolio investments that we made during the past year that in part utilized capital we raised in July of 2018 and January of 2019.
We utilize hedges to manage interest rate risk in our investment portfolio and the net interest paid or received from these instruments is a component of our Investment fair value changes line item, which is discussed below. Net hedge interest expense associated with portfolio hedges decreased in 2019 and on a combined basis, net interest income plus net interest income (expense) on hedges increased by $4 million for the three-month periods.
Additional detail on changes in net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
The decrease in income from mortgage banking activities during the three-month periods was predominantly due to a decrease in loan purchase volume in 2019, relative to 2018, on lower margins from our residential mortgage banking operations. This decrease was partially offset by an increase in income from our business purpose mortgage banking operations, including from the acquisition of 5 Arches. A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.

Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and interest rate hedges associated with these investments. During the three months ended March 31, 2019, the positive investment fair value changes were primarily driven by tightening credit spreads during the first quarter of 2019 in several parts of our portfolio, helping us to recover a significant amount of the fair value decline these investments experienced in the fourth quarter of 2018 from spread widening. Credit spreads on our residential loan portfolio remained largely unchanged from the fourth quarter. Additional detail on our investment fair value changes is included in the Investment Portfolio portion of the “Results of Operations by Segment” section that follows.
Other Income, Net
Other income is primarily comprised of MSR income and income from our residential loan risk-sharing arrangements with Fannie Mae and Freddie Mac. The increase in other income for the three-month periods was primarily due to a $2 million gain associated with the re-measurement of our initial minority investment and purchase option in 5 Arches and asset management fee income earned by 5 Arches. This increase was partially offset by a decrease in income from our MSR investments, as well as amortization expense from intangible assets we recorded in connection with the acquisition of 5 Arches.
Realized Gains, Net
During the three months ended March 31, 2019, we realized gains of $11 million, primarily from the sale of $42 million of AFS securities and the call of a seasoned Sequoia securitization. During the three months ended March 31, 2018, we realized gains of $9 million, primarily from the sale of $51 million of AFS securities.
Operating Expenses
Operating expenses remained consistent during the three-month periods, as a decrease in variable compensation expense in the first quarter of 2019 was mostly offset by additional expenses consolidated from 5 Arches.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. For the three-month periods, the decrease in provision for income taxes was driven primarily by lower GAAP income earned at our TRS as well as the recognition of certain tax benefits related to the 5 Arches acquisition. For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following table presents the components of net interest income for the three months ended March 31, 2019 and 2018.
Table 5 – Net Interest Income

	Three Months Ended March 31,
	2019			2018
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$9,458	$786,678	4.8%	$12,686	$1,201,028	4.2%
Residential loans - HFI at Redwood (2)	24,191	2,380,655	4.1%	23,799	2,395,596	4.0%
Residential loans - HFI at Legacy Sequoia (2)	4,850	495,355	3.9%	4,811	616,499	3.1%
Residential loans - HFI at Sequoia Choice (2)	25,657	2,141,331	4.8%	8,935	747,875	4.8%
Residential loans - HFI at Freddie Mac SLST (2)	11,794	1,214,925	3.9%	—	—	—%
Business purpose residential loans	2,789	152,501	7.3%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	21,388	2,142,892	4.0%	—	—	—%
Trading securities	18,713	1,160,680	6.4%	16,166	918,197	7.0%
Available-for-sale securities	5,737	214,298	10.7%	9,529	363,266	10.5%
Other interest income	6,464	579,958	4.5%	693	239,439	1.2%
Total interest income	131,041	11,269,273	4.7%	76,619	6,481,900	4.7%
Interest Expense
Short-term debt facilities	(15,477)	1,607,598	(3.9)%	(10,424)	1,369,437	(3.0)%
Short-term debt - servicer advance financing	(3,613)	266,585	(5.4)%	—	—	—%
Short-term debt - convertible notes, net	(3,128)	199,823	(6.3)%	(3,011)	250,346	(4.8)%
ABS issued - Legacy Sequoia (2)	(4,115)	487,768	(3.4)%	(3,852)	606,551	(2.5)%
ABS issued - Sequoia Choice (2)	(22,113)	1,965,726	(4.5)%	(7,549)	671,881	(4.5)%
ABS issued - Freddie Mac SLST (2)	(8,747)	984,763	(3.6)%	—	—	—%
ABS issued - Freddie Mac K-Series	(20,320)	2,016,711	(4.0)%	—	—	—%
Long-term debt - FHLBC	(13,182)	1,999,999	(2.6)%	(8,027)	1,999,999	(1.6)%
Long-term debt - other	(8,581)	572,494	(6.0)%	(8,651)	575,400	(6.0)%
Total interest expense	(99,276)	10,101,467	(3.9)%	(41,514)	5,473,614	(3.0)%
Net Interest Income	$31,765			$35,105

(1)
Average balances for residential loans held-for-sale, residential loans held-for-investment, business purpose residential loans, multifamily loans held-for-investment, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost, except for ABS issued, which is based upon fair value.

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

The following table presents net interest income by segment for the three months ended March 31, 2019 and 2018.
Table 6 – Net Interest Income by Segment

	Three Months Ended March 31,
(In Thousands)	2019	2018	Change
Net Interest Income by Segment
Investment Portfolio	$37,565	$38,894	$(1,329)
Mortgage Banking	4,813	6,760	(1,947)
Corporate/Other	(10,613)	(10,549)	(64)
Net Interest Income	$31,765	$35,105	$(3,340)
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
The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at March 31, 2019.
Table 7 – Interest Expense — Specific Borrowing Costs

March 31, 2019	Residential Loans Held-for-Sale	Single-Family Rental Loans	Residential Bridge Loans	Residential Securities
Asset yield	4.75%	5.72%	9.12%	4.71%
Short-term debt yield	3.96%	4.75%	5.21%	3.53%
Net Spread	0.79%	0.97%	3.91%	1.18%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.

Results of Operations by Segment
We report on our business using two distinct segments: Investment Portfolio and Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For additional information on our segments, refer to Note 23 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q. The following table presents the segment contribution from our two segments, reconciled to our consolidated net income, for the three months ended March 31, 2019 and 2018.
Table 8 – Segment Results Summary

	Three Months Ended March 31,
(In Thousands)	2019	2018	Change
Segment Contribution from:
Investment Portfolio	$67,025	$49,070	$17,955
Mortgage Banking	8,310	20,696	(12,386)
Corporate/Other	(20,871)	(22,921)	2,050
Net Income	$54,464	$46,845	$7,619
The following sections provide a detailed discussion of the results of operations at each of our two business segments for the three months ended March 31, 2019 and 2018.
The decrease in net expense from Corporate/Other for the three-month periods was primarily due to a $2 million gain associated with the re-measurement of our initial minority investment and purchase option in 5 Arches.
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
The following table presents the components of segment contribution for the Investment Portfolio segment for the three months ended March 31, 2019 and 2018.
Table 9 – Investment Portfolio Segment Contribution

	Three Months Ended March 31,
(In Thousands)	2019	2018	Change
Interest income	$115,452	$58,757	$56,695
Interest expense	(77,887)	(19,863)	(58,024)
Net interest income	37,565	38,894	(1,329)
Non-interest income
Investment fair value changes, net	20,556	1,590	18,966
Other income, net	1,221	2,118	(897)
Realized gains, net	10,686	9,363	1,323
Total non-interest income, net	32,463	13,071	19,392
Direct operating expenses	(2,661)	(2,007)	(654)
Segment contribution before income taxes	67,367	49,958	17,409
Provision for income taxes	(342)	(888)	546
Total Segment Contribution	$67,025	$49,070	$17,955

The following table presents our primary portfolios of investment assets in our Investment Portfolio segment at March 31, 2019 and December 31, 2018.
Table 10 – Investment Portfolio

(In Thousands)	March 31, 2019	December 31, 2018	Change
Residential loans held-for-investment at Redwood	$2,404,870	$2,383,932	$20,938
Residential loans held-for-investment at Sequoia Choice (1)	2,333,248	2,079,382	253,866
Residential loans held-for-investment at Freddie Mac SLST (1)	1,228,317	1,222,669	5,648
Residential bridge loans held-for-investment	103,916	112,798	(8,882)
Multifamily loans held-for-investment at Freddie Mac K-Series (1)	2,175,899	2,144,598	31,301
Residential securities	1,030,906	1,023,415	7,491
Multifamily securities	512,246	429,079	83,167
Other investments	411,853	427,764	(15,911)
Other assets	243,024	270,356	(27,332)
Total Assets at Investment Portfolio	$10,444,279	$10,093,993	$350,286

(1)
Our economic investment in the consolidated Sequoia Choice entities at March 31, 2019 and December 31, 2018 was $218 million and $196 million, respectively. Our economic investment in the consolidated Freddie Mac SLST entity at March 31, 2019 and December 31, 2018 was $236 million and $230 million, respectively. Our economic investment in the consolidated Freddie Mac K-Series entities at March 31, 2019 and December 31, 2018 was $129 million and $126 million, respectively. For additional details on our Choice, Freddie Mac SLST and multifamily loans, see the subsections titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio," "Residential Loans Held-for-Investment at Freddie Mac SLST Portfolio," and "Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio" that follow.

Overview
During the first quarter of 2019, we deployed $163 million of capital towards new residential and multifamily investments, including $40 million to purchase the remaining equity in 5 Arches. We also continued our focus on optimizing our investment portfolio by selling assets that had appreciated in value with lower current yields, and redeployed capital into higher-yielding opportunities. Net interest income decreased year-over-year mostly due to increased interest expense from rising benchmark interest rates. Inclusive of the interest on our hedges, net interest income increased during the three-month periods. Meanwhile, spread tightening benefited valuations in our securities portfolio in the first quarter of 2019. Credit fundamentals in our investment portfolio remain strong, reflecting continued strength in the general economy and in housing.

Net Interest Income
Net interest income from our Investment Portfolio primarily includes interest income from our securities and residential loans held-for-investment, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Investment Portfolio segment by investment type for the three months ended March 31, 2019 and 2018.
Table 11 - Net Interest Income ("NII") from Investment Portfolio

	Three Months Ended March 31,
(In Thousands)	2019	2018	Change
Net interest income from:
Residential securities	$13,660	$19,520	$(5,860)
Multifamily securities	1,703	1,888	(185)
HFI residential loans at Redwood	11,008	15,772	(4,764)
HFI residential loans at Sequoia Choice	3,544	1,386	2,158
HFI residential bridge loans	1,374	—	1,374
HFI residential loans at Freddie Mac SLST	3,047	—	3,047
HFI multifamily loans at Freddie Mac K-Series	1,068	—	1,068
Other interest income	2,161	328	1,833
NII from Investment Portfolio	$37,565	$38,894	$(1,329)

Supplemental information:
Hedge interest income (expense), net	$2,718	$(2,884)	$5,602

The decrease in net interest income from our Investment Portfolio segment for the three-month periods was primarily due to higher interest expense on our variable-rate borrowings during the first quarter of 2019 resulting from rising benchmark interest rates over the past year. This decrease was partially offset by increased interest income from additional portfolio investments that we made during the past year that in part utilized capital we raised in July of 2018 and January of 2019.

The table above also presents supplemental information about interest income (expense) from hedges that we use to manage interest rate risk in our investment portfolio, which are a component of Investment fair value changes, net on our consolidated statements of income. On a combined basis, net interest income in our investment portfolio segment plus interest income (expense) from hedges used to manage interest rate risk in our investment portfolio increased by $4 million in the three-month periods.
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

The following table presents the components of investment fair value changes for our Investment Portfolio segment, which is comprised of market valuation gains and losses by investment type, inclusive of fair value changes of associated risk management derivatives, for the three months ended March 31, 2019 and 2018.
Table 12 - Investment Portfolio Fair Value Changes, Net by Investment Type

	Three Months Ended March 31,
(In Thousands)	2019	2018	Change
Market valuation changes:
Residential loans held-for-investment at Redwood	$(1,816)	$(451)	$(1,365)
Residential bridge loans held-for-investment	(303)	—	(303)
Net investments in Sequoia Choice entities (1)	3,265	(86)	3,351
Net investment in Freddie Mac SLST entity (1)	6,365	—	6,365
Net investments in Freddie Mac K-Series entities (1)	3,119	—	3,119
Residential trading securities	508	1,202	(694)
Multifamily trading securities	6,206	3,948	2,258
Servicer advance investments	1,008	—	1,008
Excess MSRs	(437)	—	(437)
Hedge interest expense, net	2,718	(2,884)	5,602
Other valuation changes	(77)	(139)	62
Investment Fair Value Changes, Net	$20,556	$1,590	$18,966

(1)
Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (senior and subordinate securities) at the consolidated VIEs.

During the three months ended March 31, 2019, the positive investment fair value changes were primarily driven by tightening credit spreads during the first quarter of 2019 in several parts of our portfolio, helping us to recover a significant amount of the fair value decline these investments experienced in the fourth quarter of 2018 from spread widening. Credit spreads on our residential loan portfolio remained largely unchanged from the fourth quarter.
Other Income, net
The following table presents the components of Other income, net for our investment portfolio for the three months ended March 31, 2019 and 2018.
Table 13 – Other Income, net

	Three Months Ended March 31,
(In Thousands)	2019	2018
MSR income, net	$257	$957
Risk share income	646	778
FHLBC capital stock dividend	547	383
Other	(229)	—
Other Income, Net from Investment Portfolio	$1,221	$2,118
Realized Gains, net
During the three months ended March 31, 2019, we realized gains of $11 million, primarily from the sale of $42 million of AFS securities and the call of a seasoned Sequoia securitization. During the three months ended March 31, 2018, we realized gains of $9 million, primarily from the sale of $51 million of AFS securities.

Direct Operating Expenses and Provision for Income Taxes
The increase in operating expenses at our Investment Portfolio segment for the three-month periods was primarily related to additional personnel added in 2018 to support our new business initiatives.
The provision for income taxes at our Investment Portfolio segment primarily results from GAAP income earned at our TRS from MSRs and certain securities. For the three-month periods, the decrease in the tax provision primarily resulted from decreased GAAP income at our TRS in this segment.
Residential Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three months ended March 31, 2019.
Table 14 – Residential Loans Held-for-Investment at Redwood - Activity

Three Months Ended
(In Thousands)	March 31, 2019
Fair value at beginning of period	$2,383,932
Acquisitions	39,269
Transfers between portfolios (1)	17,144
Principal repayments	(63,583)
Changes in fair value, net	28,108
Fair Value at End of Period	$2,404,870

(1)	Represents the net transfers of loans into our Investment Portfolio segment from our Mortgage Banking segment and their reclassification from held-for-sale to held-for-investment.
The increase in the balance of loans held-for-investment during the three months ended March 31, 2019 was primarily due to an increase in fair value of the loans during this period, resulting from a decrease in benchmark interest rates. As our loans held-for-investment are generally fixed-rate and sensitive to changes in interest rates, we utilize various interest rate derivatives to hedge our interest rate risk for these investments. As a result of declining interest rates during the three months ended March 31, 2019, interest rate derivatives associated with these investments decreased in value by $27 million.
At March 31, 2019, $2.41 billion of loans were held by our FHLB-member subsidiary and financed with $2.00 billion of borrowings from the FHLBC. In connection with these borrowings, our FHLB-member subsidiary is required to hold $43 million of FHLB stock.
At March 31, 2019, the weighted average maturity of these FHLB borrowings was approximately six years and they had a weighted average cost of 2.65% per annum. While the interest costs on these borrowings is variable and resets every 13 weeks, we utilize various interest rate derivative instruments to hedge our interest rate risk in this portfolio.
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

The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at March 31, 2019.
Table 15 – Characteristics of Residential Real Estate Loans Held-for-Investment at Redwood

March 31, 2019
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$2,033,428	4.16%
Fixed - 15, 20, & 25 year	59,352	3.65%
Hybrid	284,561	4.21%
Total Outstanding Principal	$2,377,341
The outstanding loans held-for-investment at Redwood at March 31, 2019 were prime-quality, first lien loans, of which 96% were originated between 2013 and 2019 and 4% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 768 (at origination) and the weighted average loan-to-value ("LTV") ratio was 66% (at origination). At March 31, 2019, two of these loans with an aggregate fair value of $1 million were greater than 90 days delinquent and one of these loans with a fair value of $0.4 million was in foreclosure.
Residential Bridge Loans Held-for-Investment at Redwood Portfolio
Our $104 million of residential bridge loans held-for-investment at March 31, 2019 were primarily acquired in 2018 and comprised of first-lien, fixed-rate, interest-only loans with a weighted average coupon of 9.13% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 677, the weighted average LTV ratio of these loans was 75%, and the estimated rehabilitated LTV ratio was 60%. At March 31, 2019, of the 158 loans in this portfolio, seven loans with an aggregate fair value of $9 million were greater than 90 days delinquent and four of these loans with an aggregate fair value of $8 million were in foreclosure.

Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type in our Investment Portfolio segment for the three months ended March 31, 2019.
Table 16 – Real Estate Securities Activity by Collateral Type

Three Months Ended March 31, 2019	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$246,285	$218,147	$558,983	$429,079	$1,452,494
Acquisitions
Sequoia securities	1,716	—	885	—	2,601
Third-party securities	30,691	31,794	13,000	79,386	154,871
Sales
Sequoia securities	—	—	(4,727)	—	(4,727)
Third-party securities	(38,780)	—	(22,579)	(7,932)	(69,291)
Gains on sales and calls, net	5,749	268	4,669	—	10,686
Effect of principal payments (1)	(4,746)	(6,978)	(9,103)	(2,555)	(23,382)
Change in fair value, net	(10,277)	6,511	9,398	14,268	19,900
Ending Fair Value (2)	$230,638	$249,742	$550,526	$512,246	$1,543,152

(1)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

(2)
At March 31, 2019, excludes $216 million of securities retained from our consolidated Sequoia Choice securitizations as well as $235 million and $129 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively. For additional details on our Choice, Freddie Mac SLST, and multifamily loans, see the subsections titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio," "Residential Loans Held-for-Investment at Freddie Mac SLST Portfolio," and "Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio" that follow.

During the three months ended March 31, 2019, we sold $74 million of mostly lower-yielding securities as part of our ongoing portfolio optimization activities.
At March 31, 2019, our securities consisted of fixed-rate assets (78%), adjustable-rate assets (17%), hybrid assets that reset within the next year (4%), and hybrid assets that reset between 12 and 36 months (1%). For the portions of our securities portfolio that are sensitive to changes in interest rates, we seek to minimize this interest rate risk by using various derivative instruments.

We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our residential securities that were financed with repurchase debt at March 31, 2019.
Table 17 – Real Estate Securities Financed with Repurchase Debt

March 31, 2019	Real Estate Securities (1)	Repurchase Debt	Allocated Capital	Weighted Average Price(2)	Financing Haircut(3)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Senior	$149,528	$(133,826)	$15,702	$100	11%
Mezzanine (4)	580,814	(472,178)	108,636	95	19%
Subordinate	70,339	(57,476)	12,863	97	18%
Total Residential Securities	800,681	(663,480)	137,201	96	17%
Multifamily Securities (5)	525,717	(417,599)	108,118	97	21%
Total	$1,326,398	$(1,081,079)	$245,319

(1)	Amounts represent carrying value of securities, which are held at GAAP fair value.

(2)	GAAP fair value per $100 of principal.

(3)	Allocated capital divided by GAAP fair value.

(4)	Includes $146 million and $196 million of securities retained from our consolidated Sequoia Choice and Freddie Mac SLST securitizations, respectively.

(5)	Includes $18 million of securities we owned that were issued by consolidated Freddie Mac K-Series securitizations.
At March 31, 2019, we had short-term debt incurred through repurchase facilities of $1.08 billion, which was secured by $1.33 billion of real estate securities. The remaining $797 million of our securities, including certain securities we own that were issued by consolidated Sequoia Choice and Freddie Mac K-Series securitization entities, were financed with capital. Our repo borrowings were made under facilities with nine different counterparties, and the weighted average cost of funds for these facilities during the first quarter of 2019 was approximately 3.62% per annum.
At March 31, 2019, the credit performance on the securities we financed through repurchase facilities generally continued to perform in line with, or better than our expectations. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.
The majority of the $150 million of senior securities noted in the table above are supported by seasoned residential loans originated prior to 2008. The $581 million of mezzanine securities financed through repurchase facilities at March 31, 2019 primarily carry investment grade credit ratings and are supported by residential loans originated between 2012 and 2018. The majority of the loans underlying these securities have experienced minimal delinquencies to date. The $526 million of multifamily securities financed through repurchase facilities at March 31, 2019 primarily carry investment grade credit ratings with 7%-8% of structural credit enhancement.
The following table presents our real estate securities at March 31, 2019 and December 31, 2018, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, mezzanine, and subordinate). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 18 – Real Estate Securities by Vintage and Type

March 31, 2019	Sequoia 2012-2019	Third Party 2013-2019	Agency CRT 2013-2019	Third Party <=2008	Total Residential Securities	Multifamily 2016-2019	Total Real Estate Securities
(In Thousands)
Senior (1)	$57,536	$125,342	$—	$47,760	$230,638	$—	$230,638
Mezzanine (2)	97,491	152,251	—	—	249,742	512,246	761,988
Subordinate (1)	123,875	177,387	234,101	15,163	550,526	—	550,526
Total Securities (3)	$278,902	$454,980	$234,101	$62,923	$1,030,906	$512,246	$1,543,152

December 31, 2018	Sequoia 2012-2018	Third Party 2013-2018	Agency CRT 2013-2018	Third Party <=2008	Total Residential Securities	Multifamily 2015-2018	Total Real Estate Securities
(In Thousands)
Senior (1)	$61,179	$96,069	$—	$89,037	$246,285	$—	$246,285
Mezzanine (2)	99,977	118,170	—	—	218,147	429,079	647,226
Subordinate (1)	130,271	174,879	237,841	15,992	558,983	—	558,983
Total Securities (3)	$291,427	$389,118	$237,841	$105,029	$1,023,415	$429,079	$1,452,494

(1)
At March 31, 2019 and December 31, 2018, senior Sequoia and third-party securities included $76 million and $82 million of IO securities, respectively. At both March 31, 2019 and December 31, 2018, subordinate third-party securities included $12 million of IO securities. Our interest-only securities included $41 million and $43 million of A-IO-S securities at March 31, 2019 and December 31, 2018, respectively, that we retained from certain of our Sequoia securitizations. These securities represent certificated servicing strips and therefore may be negatively impacted by the operating and funding costs related to servicing the associated securitized mortgage loans.

(2)	Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

(3)
At March 31, 2019, excluded $216 million, $235 million, and $129 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, and Freddie Mac K-Series securitizations, respectively. At December 31, 2018, excluded $194 million, $229 million, and $126 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, and Freddie Mac K-Series securitizations, respectively. For GAAP purposes we consolidated $5.74 billion of residential loans and $5.16 billion of non-recourse ABS debt associated with these retained securities.

The following tables present the components of the interest income we earned on AFS securities for the three months ended March 31, 2019 and 2018.
Table 19 – Interest Income — AFS Securities

Three Months Ended March 31, 2019					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$822	$990	$1,812	$46,158	7.12%	8.58%	15.70%
Mezzanine	304	150	454	30,992	3.92%	1.94%	5.86%
Subordinate	2,681	790	3,471	137,148	7.82%	2.30%	10.12%
Total AFS Securities	$3,807	$1,930	$5,737	$214,298	7.11%	3.60%	10.71%

Three Months Ended March 31, 2018					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$1,826	$2,486	$4,312	$131,064	5.57%	7.59%	13.16%
Mezzanine	766	316	1,082	73,112	4.19%	1.73%	5.92%
Subordinate	2,877	1,258	4,135	159,090	7.23%	3.16%	10.39%
Total AFS Securities	$5,469	$4,060	$9,529	$363,266	6.02%	4.47%	10.49%
Residential Loans Held-for-Investment at Sequoia Choice Portfolio

As of March 31, 2019, we had issued seven securitizations primarily comprised of expanded-prime Choice loans that we consolidate for financial reporting purposes in accordance with GAAP. These entities are independent of Redwood and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia Choice entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At March 31, 2019, our economic investment in the consolidated Sequoia Choice entities had an estimated fair value of $218 million, and was comprised of retained senior and subordinate securities.

The following tables present the statements of income for the three months ended March 31, 2019 and 2018 and the balance sheets of the consolidated Sequoia Choice entities at March 31, 2019 and December 31, 2018. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 20 – Consolidated Sequoia Choice Entities Statements of Income

	Three Months Ended March 31,
(In Thousands)	2019	2018	Change
Interest income	$25,662	$8,935	$16,727
Interest expense	(22,113)	(7,549)	(14,564)
Net interest income	3,549	1,386	2,163
Investment fair value changes, net	3,265	(86)	3,351
Net Income from Consolidated Sequoia Choice Entities	$6,814	$1,300	$5,514
Table 21 – Consolidated Sequoia Choice Entities Balance Sheets

(In Thousands)	March 31, 2019	December 31, 2018
Residential loans, held-for-investment, at fair value	$2,333,248	$2,079,382
Other assets	9,630	10,010
Total Assets	$2,342,878	$2,089,392
Other liabilities	$7,868	$8,202
Asset-backed securities issued, at fair value	2,117,356	1,885,010
Total liabilities	2,125,224	1,893,212
Equity (fair value of Redwood's retained investments in entities)	217,654	196,180
Total Liabilities and Equity	$2,342,878	$2,089,392
The following table presents residential loan activity at the consolidated Sequoia Choice entities for the three months ended March 31, 2019.
Table 22 – Residential Loans Held-for-Investment at Sequoia Choice - Activity

Three Months Ended
(In Thousands)	March 31, 2019
Balance at beginning of period	$2,079,382
New securitization issuance	349,583
Principal repayments	(105,682)
Changes in fair value, net	9,965
Balance at End of Period	$2,333,248
During the three months ended March 31, 2019, we had transfers of $350 million of consolidated Sequoia Choice loans from our Mortgage Banking segment to our Investment Portfolio segment associated with one securitization issuance. The outstanding loans held-for-investment at our Sequoia Choice entities at March 31, 2019 were primarily comprised of prime-quality, first-lien, 30-year, fixed-rate loans originated in 2017 or 2018. The gross weighted average coupon of these loans was 4.77%, the weighted average FICO score of borrowers backing these loans was 745 (at origination) and the weighted average original LTV ratio was 75% (at origination). At March 31, 2019, two of these loans with an aggregate unpaid principal balance of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2018, three of these loans with an aggregate unpaid principal balance of $2 million were greater than 90 days delinquent and none of these loans were in foreclosure.

Residential Loans Held-for-Investment at Freddie Mac SLST Portfolio

During the fourth quarter of 2018, we invested in certain subordinate securities backed by a pool of seasoned re-performing residential mortgage loans that were issued by a Freddie Mac SLST securitization entity and we were required to consolidate this entity for financial reporting purposes in accordance with GAAP. This entity is independent of Redwood and the assets and liabilities of this entity are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Freddie Mac SLST entity at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitization, in accordance with GAAP provisions for collateralized financing entities. At March 31, 2019, our economic investment in the consolidated Freddie Mac SLST entity had an estimated fair value of $236 million, and was comprised of subordinate securities.
The following tables present the statements of income for the three months ended March 31, 2019 and 2018 and the balance sheets of the consolidated Freddie Mac SLST entity at March 31, 2019 and December 31, 2018. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 23 – Consolidated Freddie Mac SLST Entity Statements of Income

	Three Months Ended March 31,
(In Thousands)	2019	2018	Change
Interest income	$11,794	$—	$11,794
Interest expense	(8,747)	—	(8,747)
Net interest income	3,047	—	3,047
Investment fair value changes, net	6,365	—	6,365
Net Income from Consolidated Freddie Mac SLST Entity	$9,412	$—	$9,412
Table 24 – Consolidated Freddie Mac SLST Entity Balance Sheets

(In Thousands)	March 31, 2019	December 31, 2018
Residential loans, held-for-investment, at fair value	$1,228,317	$1,222,669
Other assets	3,861	3,926
Total Assets	$1,232,178	$1,226,595
Other liabilities	$2,846	$2,907
Asset-backed securities issued, at fair value	993,032	993,748
Total liabilities	995,878	996,655
Equity (fair value of Redwood's investments in entity)	236,300	229,940
Total Liabilities and Equity	$1,232,178	$1,226,595
The following table presents residential loan activity at the consolidated Freddie Mac SLST entity for the three months ended March 31, 2019.
Table 25 – Residential Loans Held-for-Investment at Freddie Mac SLST - Activity

Three Months Ended
(In Thousands)	March 31, 2019
Balance at beginning of period	$1,222,669
Principal repayments	(17,879)
Changes in fair value, net	23,527
Balance at End of Period	$1,228,317

The outstanding re-performing and non-performing residential loans held-for-investment at the Freddie Mac SLST entity at March 31, 2019 were first-lien, fixed- or step-rate loans that have been modified. At securitization, in December 2018, the weighted average FICO score of borrowers backing these loans was 597 and the weighted average LTV ratio of these loans was 69%. At March 31, 2019, 520 of these loans with an aggregate unpaid principal balance of $84 million were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2018, 306 of these loans with an aggregate unpaid principal balance of $51 million were greater than 90 days delinquent and none of these loans were in foreclosure. Due to the credit profile of re-performing and non-performing loans, our investment in the subordinate securities issued by the Freddie Mac SLST entity was made based on an expectation of defaults and credit losses that will occur on the underlying pool of residential mortgage loans, which was reflected in our purchase price yield. At March 31, 2019, delinquencies and credit losses in the portfolio were in line with our expectations.
Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio

During the third and fourth quarters of 2018, we invested in certain subordinate securities issued by Freddie Mac K-Series securitization entities and were required to consolidate these entities for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Freddie Mac K-Series entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At March 31, 2019, our economic investment in the consolidated Freddie Mac K-Series entities had an estimated fair value of $129 million, and was comprised of subordinate securities.
The following tables present the statements of income for the three months ended March 31, 2019 and 2018 and the balance sheets of the consolidated Freddie Mac K-Series entities at March 31, 2019 and December 31, 2018. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 26 – Consolidated Freddie Mac K-Series Entities Statements of Income

	Three Months Ended March 31,
(In Thousands)	2019	2018	Change
Interest income	$21,388	$—	$21,388
Interest expense	(20,320)	—	(20,320)
Net interest income	1,068	—	1,068
Investment fair value changes, net	3,119	—	3,119
Net Income from Consolidated Freddie Mac K-Series Entities	$4,187	$—	$4,187
Table 27 – Consolidated Freddie Mac K-Series Entities Balance Sheets

(In Thousands)	March 31, 2019	December 31, 2018
Multifamily loans, held-for-investment, at fair value	$2,175,899	$2,144,598
Other assets	6,587	6,595
Total Assets	$2,182,486	$2,151,193
Other liabilities	$6,230	$6,239
Asset-backed securities issued, at fair value	2,047,257	2,019,075
Total liabilities	2,053,487	2,025,314
Equity (fair value of Redwood's retained investments in entities)	128,999	125,879
Total Liabilities and Equity	$2,182,486	$2,151,193

The following table presents multifamily loan activity at the consolidated Freddie Mac K-Series entities for the three months ended March 31, 2019.
Table 28 – Multifamily Loans Held-for-Investment at Freddie Mac K-Series - Activity

Three Months Ended
(In Thousands)	March 31, 2019
Balance at beginning of period	$2,144,598
Principal repayments	(3,071)
Changes in fair value, net	34,372
Balance at End of Period	$2,175,899
The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entities at March 31, 2019 were first lien, fixed-rate loans that were originated in 2015 and 2016 and had original loan terms of seven to ten years and an original weighted average LTV ratio of 69%. At March 31, 2019, the weighted average coupon of these loans was 4.16% and the weighted average loan term was seven years. At both March 31, 2019 and December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.
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
The following table provides the activity for MSRs for the three months ended March 31, 2019.
Table 29 – MSR Activity

(In Thousands)	Three Months Ended March 31, 2019
Balance at beginning of period	$60,281
Additions
MSRs retained from third-party loan sales	104
Market valuation adjustments	(5,101)
Balance at End of Period	$55,284

The following table presents characteristics of our MSR investments and their associated loans at March 31, 2019.
Table 30 – Characteristics of MSR Investments Portfolio

(Dollars in Thousands)	March 31, 2019
Unpaid principal balance	$4,856,491
Fair value of MSRs	$55,284
MSR values as percent of unpaid principal balance	1.14%
Gross cash yield (1)	0.26%
Number of loans	7,476
Average loan size	$650
Average coupon	3.97%
Average loan age (months)	55
Average original loan-to-value	67%
Average original FICO score	771
60+ day delinquencies	0.10%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended March 31, 2019, by the weighted average notional balance of loans associated with MSRs we owned during that period.

At March 31, 2019, nearly all of our MSRs were comprised of base MSRs and within this portfolio we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At both March 31, 2019 and December 31, 2018, we had $1 million of servicer advances outstanding related to our MSRs, which are presented in Other assets on our consolidated balance sheets.
Servicing Investments
In December 2018, we invested in servicer advances and excess MSRs associated with legacy RMBS (See Note 10 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional detail). At March 31, 2019, our servicer advance investments and excess MSRs associated with this investment had a carrying value of $304 million and $15 million, respectively. The following table presents characteristics of the residential mortgage loans underlying these investments at March 31, 2019.
Table 31 – Characteristics of Servicing Investments

(Dollars in Thousands)	March 31, 2019
Unpaid principal balance	$8,793,928
Number of loans	43,516
Average loan size	$202
Average coupon	5.06%
Average loan age (months)	163
Average original loan-to-value	76%
Average original FICO score	699
60+ day delinquencies (1)	10.69%

(1)	Includes unpaid principal balance of $555 million, or 6% of total portfolio, of loans in foreclosure or transferred to REO.

Mortgage Banking Segment
Our Mortgage Banking segment includes activity from both our residential and business purpose mortgage banking operations. Our business purpose mortgage banking operations includes activity from our wholly-owned subsidiary 5 Arches and our single-family rental loans that we are aggregating for subsequent sale or securitization. The following table presents the components of segment contribution for the Mortgage Banking segment for the three months ended March 31, 2019 and 2018.
Table 32 – Mortgage Banking Segment Contribution

	Three Months Ended March 31,
(In Thousands)	2019	2018	Change
Interest income	$10,377	$12,897	$(2,520)
Interest expense	(5,564)	(6,137)	573
Net interest income	4,813	6,760	(1,947)
Mortgage banking activities, net	12,309	26,576	(14,267)
Other income (expense), net	(167)	—	(167)
Direct operating expenses	(8,104)	(8,632)	528
Segment contribution before income taxes	8,851	24,704	(15,853)
Provision for income taxes	(541)	(4,008)	3,467
Segment Contribution	$8,310	$20,696	$(12,386)
The following tables provide the activity of unsecuritized residential loans during the three months ended March 31, 2019 and 2018.
Table 33 – Residential Loans Held-for-Sale — Activity

	Three Months Ended March 31,
	2019			2018
(In Thousands)	Select	Choice	Total	Select	Choice	Total
Balance at beginning of period	$716,193	$332,608	$1,048,801	$1,101,356	$326,589	$1,427,945
Acquisitions	549,548	433,381	982,929	1,267,930	547,364	1,815,294
Sales	(797,230)	(35,848)	(833,078)	(1,590,741)	(3,790)	(1,594,531)
Transfers between portfolios (1)	22,083	(388,755)	(366,672)	—	(507,616)	(507,616)
Principal repayments	(8,133)	(9,292)	(17,425)	(13,234)	(3,783)	(17,017)
Changes in fair value, net	1,728	2,938	4,666	794	5,316	6,110
Balance at End of Period	$484,189	$335,032	$819,221	$766,105	$364,080	$1,130,185

(1)
Represents the net transfers of loans out of our Mortgage Banking segment into our Investment Portfolio segment and their reclassification from held-for-sale to held-for-investment. Includes $350 million of Choice loans securitized during the three months ended March 31, 2019, respectively, which were not treated as sales for GAAP purposes and continue to be reported on our consolidated balance sheets within our Investment Portfolio segment.

Overview
Segment contribution from our mortgage banking business decreased during the three-month periods, driven by lower loan purchase volumes and lower margins as compared to the prior year. Our jumbo residential loan purchase volume decreased 37% from the prior quarter, consistent with industry-wide declines. During the first quarter of 2019, we purchased $983 million of predominately prime residential jumbo loans, securitized $353 million of jumbo Select loans that were accounted for as sales, and sold $480 million of jumbo loans to third parties. Additionally, we transferred $350 million of jumbo Choice loans that did not qualify for sales accounting treatment under GAAP to Sequoia securitization entities and we had net transfers of $17 million of loans to our Investment Portfolio segment that were financed with borrowings from the FHLBC. Our pipeline of residential loans identified for purchase at March 31, 2019 included $768 million of jumbo loans. During the first quarter of 2019, we reduced the capital allocated to our residential mortgage banking business, leveraging operational changes that allow us to manage this part of the mortgage banking business with less capital.

We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At March 31, 2019, we had $526 million of warehouse debt outstanding to fund our residential loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the first quarter of 2019 was 4.03% per annum. Jumbo loan warehouse capacity at March 31, 2019 totaled $1.43 billion across four separate counterparties, and our business purpose residential loan warehouse capacity totaled $400 million across two separate counterparties, which should continue to provide sufficient liquidity to fund our mortgage banking operations in the near-term.
At March 31, 2019, residential mortgage banking had 478 loan sellers, down from 501 at the end of 2018. This included 188 jumbo sellers and 290 sellers from various FHLB districts participating in the FHLB's MPF Direct program.
Net Interest Income
Net interest income from mortgage banking is primarily comprised of interest income earned on loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on our balance sheet.
The decrease in net interest income during the three-month periods was primarily due to a decrease in interest income driven by a lower average balance of residential loans.
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
Mortgage Banking Activities, Net
Mortgage banking activities, net, includes the changes in market value of both the loans we hold for sale and commitments for loans we intend to purchase (collectively, our loan pipeline), as well as the effect of derivative instruments we utilize to manage risks associated with our loan pipeline. Our loan sale profit margins are measured over the period from when we commit to purchase a loan and subsequently sell or securitize the loan or transfer it into our investment portfolio. Accordingly, these profit margins may encompass positive or negative market valuation adjustments on loans, hedging gains or losses associated with our loan pipeline, and any other related transaction expenses, and may be realized over the course of one or more quarters for financial reporting purposes. In addition, beginning in the first quarter of 2019, mortgage banking activities includes fees from the origination of loans from our business purpose mortgage banking operations.

The following table presents the components of mortgage banking activities, net. Amounts presented include both the changes in market values for loans that were sold and associated derivative positions that were settled during the periods presented, as well as changes in market values of loans, derivatives and hedges outstanding at the end of each period.
Table 34 – Components of Mortgage Banking Activities, Net

	Three Months Ended March 31,
(In Thousands)	2019	2018	Change
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$14,844	$(2,194)	$17,038
Risk management derivatives (2)	(4,138)	28,432	(32,570)
Other income, net (3)	121	338	(217)
Total residential mortgage banking activities, net	10,827	26,576	(15,749)

Business Purpose Mortgage Banking Activities, Net
Changes in fair value of:
Single-family rental loans, at fair value (1)	1,744	—	1,744
Risk management derivatives (2)	(846)	—	(846)
Residential bridge loans, at fair value	86	—	86
Other income, net (3)	498	—	498
Total business purpose mortgage banking activities, net	1,482	—	1,482
Mortgage Banking Activities, Net	$12,309	$26,576	$(14,267)

(1)	Includes changes in fair value for loan purchase commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of loans.

(3)	Includes other fee income from loan originations and acquisitions as well as the provision for repurchase expense, presented net.
The decrease in mortgage banking activities, net for the three-month periods was mostly the result of a decrease in residential loan purchase volume on lower gross margins as compared to the prior year period. This was partially offset by income from business purpose mortgage banking activities, including activity from 5 Arches, which was acquired in the first quarter of 2019.
Residential loan purchase commitments ("LPCs"), adjusted for fallout expectations, were $1.20 billion for the three months ended March 31, 2019. Our gross margins for our residential loans in the first quarter of 2019, which we define as net interest income plus income from mortgage banking activities, divided by LPCs, were above our long-term expectations, driven primarily by improved securitization execution in the first quarter of 2019.
At both March 31, 2019 and December 31, 2018, we had repurchase reserves of $4 million outstanding related to residential loans sold through this segment. For the three months ended March 31, 2019 and 2018, we recorded repurchase provisions of $0.1 million and $0.3 million, respectively, that were included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.

The following table details outstanding principal balances for residential loans held-for-sale by product type at March 31, 2019.
Table 35 – Characteristics of Residential Loans Held-for-Sale

March 31, 2019	Principal Value	Weighted Average Coupon
(Dollars in Thousands)
First Lien Prime
Fixed - 30 year	$563,871	4.86%
Fixed - 10, 15, & 20 year	49,338	4.04%
Hybrid	189,010	4.36%
ARM	147	4.45%
Total Outstanding Principal	$802,366
Operating Expenses and Taxes
Operating expenses for this segment primarily include costs associated with the origination, purchase and sale of residential and business purpose loans, including $2 million of expenses from the 5 Arches platform we acquired in March 2019. For the three-month periods, a decrease in operating expenses in the first quarter of 2019 from lower variable compensation expense tied to lower segment earnings in the period was partially offset by additional expenses from the consolidated 5 Arches operations.
All mortgage banking activities are performed at our taxable REIT subsidiary and the provision for income taxes is generally correlated to the amount of this segment's contribution before income taxes in relation to the TRS's overall GAAP income and associated tax provision. The decrease in provision for income taxes resulted primarily from the reduction in GAAP income earned in this segment.
Single-Family Rental Loans Held-for-Sale
The $57 million of outstanding single-family rental loans held-for-sale at March 31, 2019 were first-lien, fixed-rate loans with maturities of five, seven, or ten years. At March 31, 2019, the weighted average coupon of our single-family rental loans was 5.72% and the weighted average loan term was seven years. At origination, the weighted average LTV ratio of these loans was 65% and the weighted average debt service coverage ratio ("DSCR") was 1.28 times.
Results of Consolidated Legacy Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Legacy Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At March 31, 2019, the estimated fair value of our investments in the consolidated Legacy Sequoia entities was $11 million.

The following tables present the statements of income for the three months ended March 31, 2019 and 2018 and the balance sheets of the consolidated Legacy Sequoia entities at March 31, 2019 and December 31, 2018. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 36 – Consolidated Legacy Sequoia Entities Statements of Income

	Three Months Ended March 31,
(In Thousands)	2019	2018	Change
Interest income	$4,853	$4,812	$41
Interest expense	(4,115)	(3,852)	(263)
Net interest income	738	960	(222)
Investment fair value changes, net	(374)	(8)	(366)
Net Income from Consolidated Legacy Sequoia Entities	$364	$952	$(588)

Table 37 – Consolidated Legacy Sequoia Entities Balance Sheets

(In Thousands)	March 31, 2019	December 31, 2018
Residential loans, held-for-investment, at fair value	$488,645	$519,958
Other assets	3,202	4,911
Total Assets	$491,847	$524,869
Other liabilities	$531	$571
Asset-backed securities issued, at fair value	479,999	512,240
Total liabilities	480,530	512,811
Equity (fair value of Redwood's retained investments in entities)	11,317	12,058
Total Liabilities and Equity	$491,847	$524,869

Net Interest Income at Consolidated Legacy Sequoia Entities
The decrease in net interest income for the three-month periods was primarily attributable to the continued paydown of loans at the consolidated entities.
Investment Fair Value Changes, net at Consolidated Legacy Sequoia Entities

Investment fair value changes, net at consolidated Legacy Sequoia entities includes the change in fair value of the residential loans held-for-investment, REO, and the ABS issued at the entities, which netted together represent the change in value of our retained investments in the consolidated Legacy Sequoia entities. The negative investment fair value changes in each of the periods presented was primarily related to the decline in fair value changes on retained IO securities, as the basis of these assets continue to diminish.
Residential Loans at Consolidated Legacy Sequoia Entities
The following table provides details of residential loan activity at consolidated Legacy Sequoia entities for the three months ended March 31, 2019 and 2018.
Table 38 – Residential Loans at Consolidated Legacy Sequoia Entities — Activity

	Three Months Ended March 31,
(In Thousands)	2019	2018
Balance at beginning of period	$519,958	$632,817
Principal repayments	(35,780)	(34,222)
Transfers to REO	(39)	(1,268)
Changes in fair value, net	4,506	28,824
Balance at End of Period	$488,645	$626,151
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise all of the loans in the consolidated Legacy Sequoia entities and were primarily originated in 2006 or prior. For outstanding loans at consolidated Legacy Sequoia entities at March 31, 2019, the weighted average FICO score of borrowers backing these loans was 727 (at origination) and the weighted average original LTV ratio was 66% (at origination). At March 31, 2019 and December 31, 2018, the aggregate unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $13 million and $14 million, respectively, of which the aggregate unpaid principal balance of loans in foreclosure was $6 million and $5 million, respectively.

Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three months ended March 31, 2019 and 2018.
Table 39 – Taxable Income

	Three Months Ended March 31,
(In Thousands, except per Share Data)	2019 est. (1)	2018 est. (1)
REIT taxable income	$28,761	$33,474
Taxable REIT subsidiary income	6,697	24,081
Total Taxable Income	$35,458	$57,555

REIT taxable income per share	$0.30	$0.44
Total taxable income per share	$0.37	$0.76

Distributions to shareholders	$28,998	$21,195
Distributions to shareholders per share	$0.30	$0.28

(1)	Our tax results for the three months ended March 31, 2019 and 2018 are estimates until we file tax returns for these years.

Under normal circumstances, our minimum REIT dividend requirement would be 90% of our annual REIT taxable income. However, we currently maintain a $39 million federal net operating loss carry forward (NOL) at the REIT that affords us the option of retaining REIT taxable income up to the NOL amount, tax free, rather than distributing it as dividends. Federal income tax rules require the dividends paid deduction to be applied to reduce REIT taxable income before the applicability of NOLs is considered. It is possible our estimated REIT taxable income will exceed our dividend distributions in 2019; therefore, we may utilize a portion of our NOL in 2019 and any remaining amount will carry forward into 2020.

We also currently expect all or nearly all of the distributions to shareholders in 2019 will be taxable as dividend income and a smaller portion, if any, will be a return of capital, which is generally non-taxable. Additionally, a portion of our 2019 dividend distributions are expected to be characterized as long-term capital gains for federal income tax purposes.
Tax Provision under GAAP

For the three months ended March 31, 2019 and 2018, we recorded tax provisions of $1 million and $5 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The reduction in tax provision year-over-year was primarily the result of the lower GAAP income earned at our TRS as well as the recognition of discrete tax benefits in the quarter ancillary to the 5 Arches acquisition, which impacted our tax provision by less than $2 million. Our TRS effective tax rate in 2019 is expected to be approximately equal to the federal corporate tax rate, excluding the one-time discrete tax benefits. The income or loss generated at our TRS will not directly affect the tax characterization of our 2019 dividends.

Realization of our deferred tax assets ("DTAs") is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2018, we reported net federal ordinary and capital deferred tax liabilities ("DTLs"), and, as such, had no associated valuation allowance. As a result of GAAP income at our TRS, we forecast that we will report net federal ordinary and capital DTLs at December 31, 2019 and consequently no valuation allowance is expected to be recorded against any federal DTA. Consistent with prior periods, we continued to maintain a valuation allowance against our net state DTAs. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations.

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
The table below reconciles our estimated total taxable income to our GAAP income for the three months ended March 31, 2019.
Table 40 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Three Months Ended March 31, 2019
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$61,361	$13,245	$74,606	$131,041	$(56,435)
Interest expense	(30,987)	(13,042)	(44,029)	(99,276)	55,247
Net interest income	30,374	203	30,577	31,765	(1,188)
Realized credit losses	(9)	—	(9)	—	(9)
Mortgage banking activities, net	—	12,025	12,025	12,309	(284)
Investment fair value changes, net	149	125	274	20,159	(19,885)
Operating expenses	(12,667)	(9,550)	(22,217)	(23,159)	942
Other income, net	311	3,603	3,914	3,587	327
Realized gains, net	10,678	350	11,028	10,686	342
Provision for income taxes	(75)	(59)	(134)	(883)	749
Net Income	$28,761	$6,697	$35,458	$54,464	$(19,006)

Income per basic common share	$0.30	$0.07	$0.37	$0.57	$(0.20)
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
At March 31, 2019, our total capital was $2.32 billion and included $1.55 billion of equity capital and $0.77 billion of convertible notes and long-term debt on our consolidated balance sheet, including $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, $200 million of convertible debt due in 2024, and $140 million of trust-preferred securities due in 2037.
As of March 31, 2019, our cash and liquidity capital included $100 million of available capital. While we believe our available capital is sufficient to fund our currently contemplated investment activities and repay existing debt, we may raise capital from time to time to make long-term investments or for other purposes. To the extent we seek additional capital to fund our operations and investment activities, our approach to raising capital will continue to be based on what we believe to be in the best interest of our shareholders.
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
Cash Flows and Liquidity for the Three Months Ended March 31, 2019
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $207 million during the three months ended March 31, 2019. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were negative $56 million and positive $79 million during the first three months of 2019 and 2018, respectively.
Cash Flows from Investing Activities
During the three months ended March 31, 2019, our net cash provided by investing activities was $141 million and primarily resulted from proceeds from principal payments on loans held-for-investment and sales of real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any.
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
During the three months ended March 31, 2019, we deployed capital into several new investments, including residential and multifamily securities, a limited partnership to acquire light-renovation multifamily loans, as well as to complete our purchase of the remaining 80% ownership interest in 5 Arches. In association with this acquisition, we paid $13 million of cash and assumed $11 million of cash and restricted cash.

As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the three months ended March 31, 2019, we transferred residential loans between held-for-sale and held-for-investment classification, retained securities from Sequoia securitizations we sponsored, and consolidated certain multifamily and re-performing residential securitization trusts which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the three months ended March 31, 2019, our net cash provided by financing activities was $76 million. This primarily resulted from proceeds of $331 million from the issuance of asset-backed securities from our Sequoia Choice securitizations and proceeds of $183 million from the issuance of common stock in January 2019. These cash inflows were partially offset by $242 million of net repayments of short-term debt and $163 million of repayments of ABS issued.
In February 2019, the Board of Directors declared a regular dividend of $0.30 per share for the first quarter of 2019, which was payable on March 29, 2019 to shareholders of record on March 15, 2019. During the three months ended March 31, 2019, we paid $30 million of cash dividends on our common stock, representing cumulative dividends of $0.30 per share.
In accordance with the terms of our outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.
Repurchase Authorization
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At March 31, 2019, $100 million of the current authorization remained available for the repurchase of shares of our common stock. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital described above.
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
At March 31, 2019, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $526 million (secured by residential loans with an aggregate fair value of $579 million) and a total uncommitted borrowing limit of $1.43 billion. In addition, at March 31, 2019, we had an aggregate outstanding short-term debt balance of $1.08 billion under nine securities repurchase facilities, which were secured by securities with a fair market value of $966 million. In addition, at March 31, 2019, the fair value of our real estate securities pledged as collateral included $146 million of securities retained from our consolidated Sequoia Choice securitizations, as well as $196 million and $18 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-series securitizations, respectively. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value of $4 million) at March 31, 2019.

To finance our business purpose residential loan investments, at March 31, 2019, we had two single-family rental loan warehouse facilities with a total outstanding debt balance of $37 million (secured by single-family rental loans with an aggregate fair value of $49 million) and a total uncommitted borrowing limit of $400 million. In addition, at March 31, 2019, we had two residential bridge loan warehouse facilities with a total outstanding debt balance of $62 million (secured by residential bridge loans with an aggregate fair value of $93 million) and a total uncommitted borrowing limit of $80 million. We also had a business purpose loan working capital line with an outstanding debt balance of $7 million (secured by single-family rental loans with an aggregate fair value of $5 million and other assets of $7 million) and a total uncommitted borrowing limit of $15 million.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments we made in the fourth quarter of 2018. At March 31, 2019, the fair value of servicer advances pledged as collateral was $282 million. At March 31, 2019, the accrued interest payable balance on this debt was $0.4 million and the unamortized capitalized commitment costs were $2 million.
During the fourth quarter of 2018, $201 million principal amount of 5.625% exchangeable senior notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At March 31, 2019, the accrued interest payable balance on this debt was $4 million. See Note 15 for additional information on our convertible notes.
At March 31, 2019, we had $2.16 billion of short-term debt outstanding. During the first three months of 2019, the highest balance of our short-term debt outstanding was $2.48 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At March 31, 2019, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the three months ended March 31, 2019, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through a five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At March 31, 2019, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.65% per annum and a weighted average maturity of six years. At March 31, 2019, accrued interest payable on these borrowings was $9 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.41 billion at March 31, 2019. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At March 31, 2019, our subsidiary held $43 million of FHLBC stock that is included in Other assets on our consolidated balance sheets.
Convertible Notes
In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. After deducting the issuance discount, the underwriting discount and offering costs, we received approximately $194 million of net proceeds. Including amortization of deferred debt issuance costs and the debt discount, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. At March 31, 2019, the outstanding principal amount of these notes was $200 million and the accrued interest payable balance on this debt was $2 million.
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. After deducting the underwriting discount and offering costs, we received approximately $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At March 31, 2019, the outstanding principal amount of these notes was $245 million and the accrued interest payable balance on this debt was $1 million.

In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and offering costs, we received approximately $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. During the first quarter of 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. During the fourth quarter of 2018, $201 million principal amount of 5.625% exchangeable senior notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At March 31, 2019, the outstanding principal amount of these notes was $201 million and the accrued interest payable balance on this debt was $4 million.

Trust Preferred Securities and Subordinated Notes
At March 31, 2019, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% and must be redeemed no later than 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.8% per annum. These swaps are accounted for as cash flow hedges with all interest recorded as a component of net interest income and other valuation changes recorded as a component of equity.
 Asset-Backed Securities
At March 31, 2019, there were $508 million (principal balance) of loans owned at consolidated Legacy Sequoia securitization entities, which were funded with $501 million (principal balance) of ABS issued at these entities. At March 31, 2019, there were $2.28 billion (principal balance) of loans owned at consolidated Sequoia Choice securitization entities, which were funded with $2.05 billion (principal balance) of ABS issued at these entities. At March 31, 2019, there were $1.29 billion (principal balance) of loans owned at the consolidated Freddie Mac SLST securitization entity, which were funded with $976 million (principal balance) of ABS issued at this entity. At March 31, 2019, there were $2.12 billion (principal balance) of loans owned at the consolidated Freddie Mac K-Series securitization entities, which were funded with $1.93 billion (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsections titled "Results of Consolidated Legacy Sequoia Entities," "Residential Loans Held-for-Investment at Sequoia Choice Portfolio," "Residential Loans Held-for-Investment at Freddie Mac SLST Portfolio," and "Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio" in the Results of Operations section of this MD&A for additional details on these entities.

Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition of mortgage loans (including those we acquire in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2018, under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”

Our sources of debt financing include short-term secured borrowings under mortgage loan warehouse facilities, short-term securities repurchase facilities, a $10 million committed line of short-term secured credit from a bank, and secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, under its borrowing facility with the FHLBC.

Aggregate borrowing limits are stated under certain of these facilities, and certain other facilities have no stated borrowing limit, but each of the facilities (with the exception of the $10 million committed line of short-term secured credit and the two business purpose residential loan warehouse facilities secured by residential bridge loans) is uncommitted, which means that any request we make to borrow funds under these uncommitted facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. In general, financing under these facilities is obtained by transferring or pledging mortgage loans or securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred or pledged assets). While transferred or pledged assets are financed under a facility, to the extent the market value of the assets declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. Margin call provisions under these facilities are further described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”

Because these borrowing facilities are uncommitted (except the two business purpose residential loan warehouse facilities secured by residential bridge loans), at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Market Risks.” In addition, with respect to mortgage loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Market Risks,” if and when those loans or securities become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility. Additionally, our access to financing under the borrowing facility with the FHLBC is subject to the risks described under the heading “Risk Factors - Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

At March 31, 2019, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at March 31, 2019 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at March 31, 2019 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on the balance sheet, while others are off-balance sheet or recorded on the balance sheet in amounts different from the full contract or notional amount of the transaction.
For additional information on our contractual obligations, see the Off-Balance Sheet Arrangements and Contractual Obligations section in the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
For additional information on our commitments and contingencies as of March 31, 2019, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors.
We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, including the timing and amount of purchases, sales, calls, and repayment of consolidated assets, changes in the fair values of consolidated assets and liabilities, increases or decreases in earnings from mortgage banking activities, and certain non-recurring events. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues and estimates. Our critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements are included in the "Critical Accounting Policies and Estimates" section of Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Market Risks
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Other Risks
In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and in this Quarterly Report on Form 10-Q.
NEW ACCOUNTING STANDARDS
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2018.

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
There have been no changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at March 31, 2019, approximately $126 million of principal and $12 million of interest payments had been made in respect of the Seattle Certificate. As of March 31, 2019, the Seattle Certificate had a remaining outstanding principal amount of approximately $8 million. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at March 31, 2019, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. As of March 31, 2019, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.
Through certain of our wholly-owned subsidiaries, we have in the past engaged in, and expect to continue to engage in, activities relating to the acquisition and securitization of residential mortgage loans. In addition, certain of our wholly-owned subsidiaries have in the past engaged in activities relating to the acquisition and securitization of debt obligations and other assets through the issuance of collateralized debt obligations (commonly referred to as CDO transactions). Because of this involvement in the securitization and CDO businesses, we could become the subject of litigation relating to these businesses, including additional litigation of the type described above, and we could also become the subject of governmental investigations, enforcement actions, or lawsuits, and governmental authorities could allege that we violated applicable law or regulation in the conduct of our business. As an example, in July 2016 we became aware of a complaint filed by the State of California on April 1, 2016 against Morgan Stanley & Co. and certain of its affiliates alleging, among other things, that there were misleading statements contained in offering materials for 28 different mortgage pass-through certificates purchased by various California investors, including various California public pension systems, from Morgan Stanley and alleging that Morgan Stanley made false or fraudulent claims in connection with the sale of those certificates. Of the 28 mortgage pass-through certificates that were the subject of the complaint, two were Sequoia mortgage pass-through certificates issued in 2004 and two were Sequoia mortgage pass-through certificates issued in 2007. With respect to each of those certificates, our wholly-owned subsidiary, RWT Holdings, Inc., was the sponsor and our wholly-owned subsidiary, Sequoia Residential Funding, Inc., was the depositor. The plaintiffs subsequently withdrew from the litigation their claims based on eight of the 28 mortgage pass-through certificates, including one of the Sequoia mortgage pass-through certificates issued in 2004. We believe this matter was subsequently resolved and the plaintiffs withdrew their remaining claims. At the time these Sequoia mortgage pass-through certificates were issued, Sequoia Residential Funding, Inc. and Redwood Trust agreed to indemnify the underwriters of these certificates for certain losses and expenses they might incur as a result of claims made against them relating to these certificates, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At March 31, 2019, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, the following risk factor reflects recent developments.

Our acquisition of 5 Arches could fail to improve our business or result in diminished returns, could expose us to new or increased risks, and could increase our cost of doing business.

On March 1, 2019, we completed the acquisition of the remaining 80% interest in 5 Arches, an originator of business-purpose real estate loans. Prior to the completion of this acquisition, we have not previously acquired an operating company, and we have not been engaged in directly originating mortgage loans since 2016, when we ceased our commercial origination and mortgage banking activities. If we experience challenges with the integration of the 5 Arches platform that we did not anticipate or cannot mitigate, the returns we expected with respect to this investment may not be generated. For example, originating business purpose mortgage loans could fail to improve our business or financial results if we do not have the opportunity to originate quality investments or if our estimates or projections of overall rates of return on such investments are incorrect. If our assumptions are wrong, or if market conditions change, we may, as a result, not have capital available for deployment into more profitable businesses and investments. Integrating the 5 Arches business and directly originating mortgage loans could also expose us to new or increased risks, including increased regulation by federal and state authorities, challenges in effectively integrating operations, failure to maintain effective internal controls, procedures and policies, and other unknown liabilities and unforeseen increased expenses or delays associated with the acquisition or the business of originating mortgage loans.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At March 31, 2019, $100 million of this current authorization remained available for the repurchase of shares of our common stock.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2019.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
January 1, 2019 - January 31, 2019	—	$—	—	$—
February 1, 2019 - February 28, 2019	5	$15.44	—	$—
March 1, 2019 - March 31, 2019	32	$15.30	—	$100,000
Total	37	$—	—	$100,000
Item 3. Defaults Upon Senior Securities
None.
Item 4. Not Applicable
Item 5. Other Information
On May 7, 2019, Redwood amended its employments agreements with Christopher J. Abate (Redwood’s CEO), Dashiell I. Robinson (Redwood’s President), and Andrew P. Stone (Redwood’s Executive Vice President, General Counsel, and Secretary). These agreements were amended to, among other things: (i) update base salary and target bonus amounts set forth in the agreements, which updated amounts were previously approved by the Compensation Committee of the Board of Directors and which updates were previously disclosed within the Company’s Form 8-K filed on December 17, 2018; (ii) amend the provisions of the agreements related to severance payments and severance-related benefits continuation terms; and (iii) update provisions of the agreements relating to confidentiality obligations. The three amended employments employment agreements are filed as Exhibits 10.1, 10.2, and 10.3 to this Quarterly Report on Form 10-Q (collectively, the “Amended Employment Agreements”) and the description of the Amended Employment Agreements set forth in this Part II, Item 5 is qualified in its entirety by reference to the full text of the Amended Employment Agreements.

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

10.1*	Third Amended and Restated Employment Agreement, dated as of May 7, 2019, by and between Christopher J. Abate and the Registrant (filed herewith)
10.2*	Third Amended and Restated Employment Agreement, dated as of May 7, 2019, by and between Andrew P. Stone and the Registrant (filed herewith)
10.3*	First Amended and Restated Employment Agreement, dated as of May 7, 2019, by and between Dashiell I. Robinson and the Registrant (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018;
(ii) Consolidated Statements of Income for the three months ended March 31, 2019 and 2018;
(iii) Statements of Consolidated Comprehensive Income for the three months ended March 31, 2019 and 2018;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2019 and 2018;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and
(vi) Notes to Consolidated Financial Statements.

* Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	May 9, 2019	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2019	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2019	By:	/s/ Lola Bondar
Lola Bondar
Managing Director, Chief Accounting Officer
(Principal Accounting Officer)