Form 10-Q
period 2019-06-30
REDWOOD TRUST INC
filed 2019-08-08
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	97,715,021	shares outstanding as of August 5, 2019

REDWOOD TRUST, INC.
2019 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	June 30, 2019	December 31, 2018
ASSETS (1)
Residential loans, held-for-sale, at fair value	$1,056,287	$1,048,801
Residential loans, held-for-investment, at fair value	6,227,078	6,205,941
Business purpose residential loans, at fair value	250,854	141,258
Multifamily loans, held-for-investment, at fair value	3,749,657	2,144,598
Real estate securities, at fair value	1,477,486	1,452,494
Other investments	372,130	438,518
Cash and cash equivalents	218,145	175,764
Restricted cash	33,953	29,313
Goodwill and intangible assets	50,999	—
Accrued interest receivable	54,265	47,105
Derivative assets	26,609	35,789
Other assets	334,123	217,825
Total Assets	$13,851,586	$11,937,406

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net (2)	$2,462,885	$2,400,279
Accrued interest payable	47,092	42,528
Derivative liabilities	173,847	84,855
Accrued expenses and other liabilities	117,428	78,719
Asset-backed securities issued, at fair value	6,913,129	5,410,073
Long-term debt, net	2,573,173	2,572,158
Total liabilities	12,287,554	10,588,612
Commitments and Contingencies (see Note 16)
Equity
Common stock, par value $0.01 per share, 270,000,000 and 180,000,000 shares authorized; 97,715,021 and 84,884,344 issued and outstanding	977	849
Additional paid-in capital	2,013,044	1,811,422
Accumulated other comprehensive income	48,923	61,297
Cumulative earnings	1,495,671	1,409,941
Cumulative distributions to stockholders	(1,994,583)	(1,934,715)
Total equity	1,564,032	1,348,794
Total Liabilities and Equity	$13,851,586	$11,937,406
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2019 and December 31, 2018, assets of consolidated VIEs totaled $7,937,685 and $6,331,191, respectively. At June 30, 2019 and December 31, 2018, liabilities of consolidated VIEs totaled $7,189,086 and $5,709,807, respectively. See Note 4 for further discussion.

(2)
Includes $201 million of convertible notes, which were reclassified from Long-term debt, net to Short-term debt as the maturity of the notes was less than one year as of November 15, 2018. See Note 13 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2019	2018	2019	2018
Interest Income
Residential loans	$77,288	$55,514	$153,238	$105,745
Business purpose residential loans	3,996	—	6,785	—
Multifamily loans	35,917	—	57,305	—
Real estate securities	25,017	26,296	49,467	51,991
Other interest income	6,324	1,166	12,788	1,859
Total interest income	148,542	82,976	279,583	159,595
Interest Expense
Short-term debt	(24,275)	(13,175)	(46,493)	(26,610)
Asset-backed securities issued	(70,113)	(16,349)	(125,408)	(27,750)
Long-term debt	(21,832)	(18,689)	(43,595)	(35,367)
Total interest expense	(116,220)	(48,213)	(215,496)	(89,727)
Net Interest Income	32,322	34,763	64,087	69,868
Non-interest Income
Mortgage banking activities, net	19,160	10,596	31,469	37,172
Investment fair value changes, net	3,138	889	23,297	2,498
Other income, net	2,407	3,322	5,994	5,440
Realized gains, net	2,827	4,714	13,513	14,077
Total non-interest income, net	27,532	19,521	74,273	59,187
Operating expenses	(26,255)	(19,009)	(49,414)	(42,039)
Net Income before Provision for Income Taxes	33,599	35,275	88,946	87,016
Provision for income taxes	(2,333)	(2,528)	(3,216)	(7,424)
Net Income	$31,266	$32,747	$85,730	$79,592

Basic earnings per common share	$0.31	$0.42	$0.88	$1.02
Diluted earnings per common share	$0.30	$0.38	$0.78	$0.88
Basic weighted average shares outstanding	96,983,764	75,380,715	94,846,431	75,388,638
Diluted weighted average shares outstanding	130,696,954	100,431,993	128,499,431	104,291,180

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2019	2018	2019	2018
Net Income	$31,266	$32,747	$85,730	$79,592
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	8,562	(3,104)	15,280	(7,341)
Reclassification of unrealized gain on available-for-sale securities to net income	(2,822)	(4,748)	(12,315)	(14,135)
Net unrealized (loss) gain on interest rate agreements	(9,501)	3,417	(15,339)	11,848
Total other comprehensive loss	(3,761)	(4,435)	(12,374)	(9,628)
Total Comprehensive Income	$27,505	$28,312	$73,356	$69,964

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended June 30, 2019

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
March 31, 2019	96,866,464	$969	$1,996,358	$52,684	$1,464,405	$(1,964,489)	$1,549,927
Net income	—	—	—	—	31,266	—	31,266
Other comprehensive loss	—	—	—	(3,761)	—	—	(3,761)
Issuance of common stock	791,191	8	12,503	—	—	—	12,511
Direct stock purchase and dividend reinvestment plan	—	—	—	—	—	—	—
Employee stock purchase and incentive plans	57,366	—	18	—	—	—	18
Non-cash equity award compensation	—	—	4,165	—	—	—	4,165
Common dividends declared ($0.30 per share)	—	—	—	—	—	(30,094)	(30,094)
June 30, 2019	97,715,021	$977	$2,013,044	$48,923	$1,495,671	$(1,994,583)	$1,564,032
For the Six Months Ended June 30, 2019

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2018	84,884,344	$849	$1,811,422	$61,297	$1,409,941	$(1,934,715)	$1,348,794
Net income	—	—	—	—	85,730	—	85,730
Other comprehensive loss	—	—	—	(12,374)	—	—	(12,374)
Issuance of common stock	12,291,191	123	189,985	—	—	—	190,108
Direct stock purchase and dividend reinvestment plan	399,838	4	6,303	—	—	—	6,307
Employee stock purchase and incentive plans	139,648	1	(1,921)	—	—	—	(1,920)
Non-cash equity award compensation	—	—	7,255	—	—	—	7,255
Common dividends declared ($0.60 per share)	—	—	—	—	—	(59,868)	(59,868)
June 30, 2019	97,715,021	$977	$2,013,044	$48,923	$1,495,671	$(1,994,583)	$1,564,032
For the Three Months Ended June 30, 2018

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
March 31, 2018	75,703,107	$757	$1,661,701	$80,055	$1,337,186	$(1,859,716)	$1,219,983
Net income	—	—	—	—	32,747	—	32,747
Other comprehensive loss	—	—	—	(4,435)	—	—	(4,435)
Employee stock purchase and incentive plans	39,612	—	89	—	—	—	89
Non-cash equity award compensation	—	—	3,959	—	—	—	3,959
Common dividends declared ($0.30 per share)	—	—	—	—	—	(23,388)	(23,388)
June 30, 2018	75,742,719	$757	$1,665,749	$75,620	$1,369,933	$(1,883,104)	$1,228,955

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

For the Six Months Ended June 30, 2018

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2017	76,599,972	$766	$1,673,845	$85,248	$1,290,341	$(1,837,913)	$1,212,287
Net income	—	—	—	—	79,592	—	79,592
Other comprehensive loss	—	—	—	(9,628)	—	—	(9,628)
Employee stock purchase and incentive plans	183,576	1	(195)	—	—	—	(194)
Non-cash equity award compensation	—	—	7,633	—	—	—	7,633
Share repurchases	(1,040,829)	(10)	(15,534)	—	—	—	(15,544)
Common dividends declared ($0.58 per share)	—	—	—	—	—	(45,191)	(45,191)
June 30, 2018	75,742,719	$757	$1,665,749	$75,620	$1,369,933	$(1,883,104)	$1,228,955

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$85,730	$79,592
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	144	(7,963)
Depreciation and amortization of non-financial assets	696	582
Originations of held-for-sale loans	(84,924)	—
Purchases of held-for-sale loans	(2,534,886)	(3,772,494)
Proceeds from sales of held-for-sale loans	2,123,794	2,966,508
Principal payments on held-for-sale loans	49,894	30,656
Net settlements of derivatives	(25,751)	40,426
Non-cash equity award compensation expense	7,255	7,633
Market valuation adjustments	(48,172)	(34,136)
Realized gains, net	(13,513)	(14,077)
Net change in:
Accrued interest receivable and other assets	(108,985)	32,478
Accrued interest payable and accrued expenses and other liabilities	(9,744)	(3,582)
Net cash used in operating activities	(558,462)	(674,377)
Cash Flows From Investing Activities:
Originations of loans held-for-investment	(84,638)	—
Purchases of loans held-for-investment	(49,489)	—
Proceeds from sales of loans held-for-investment	2,780	—
Principal payments on loans held-for-investment	619,085	335,720
Purchases of real estate securities	(242,970)	(319,975)
Purchases of multifamily securities held in consolidated securitization trusts	(68,601)	—
Proceeds from sales of real estate securities	241,217	352,563
Principal payments on real estate securities	39,041	33,974
Purchases of servicer advance investments	(68,976)	—
Principal repayments from servicer advance investments	111,662	—
Acquisition of 5 Arches, net of cash acquired	(3,714)	—
Net investment in participation in loan warehouse facility	38,209	(34,333)
Net investment in multifamily loan fund	(28,673)	—
Other investing activities, net	(7,616)	(3,935)
Net cash provided by investing activities	497,317	364,014
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	2,731,731	3,219,350
Repayments on short-term debt	(2,675,308)	(3,731,917)
Proceeds from issuance of asset-backed securities	330,534	925,845
Repayments on asset-backed securities issued	(416,789)	(181,781)
Proceeds from issuance of long-term debt	—	199,000
Deferred long-term debt issuance costs paid	—	(4,940)
Net proceeds from issuance of common stock	198,333	177
Net payments on repurchase of common stock	—	(16,315)
Dividends paid	(59,868)	(45,191)
Other financing activities, net	(467)	(608)
Net cash provided by financing activities	108,166	363,620
Net increase in cash, cash equivalents and restricted cash	47,021	53,257
Cash, cash equivalents and restricted cash at beginning of period (1)	205,077	146,807
Cash, cash equivalents and restricted cash at end of period (1)	$252,098	$200,064

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2019	2018
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$203,086	$83,781
Taxes	4,158	3,722
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$5,462	$43,513
Retention of mortgage servicing rights from loan securitizations and sales	868	—
Consolidation of multifamily loans held in securitization trusts	1,481,554	—
Consolidation of multifamily ABS	1,408,002	—
Transfers from loans held-for-sale to loans held-for-investment	518,521	1,069,326
Transfers from loans held-for-investment to loans held-for-sale	22,808	—
Transfers from residential loans to real estate owned	5,098	1,835
Right-of-use asset obtained in exchange for operating lease liability	13,016	—

(1)
Cash, cash equivalents, and restricted cash at June 30, 2019 includes cash and cash equivalents of $218 million and restricted cash of $34 million, and at December 31, 2018 includes cash and cash equivalents of $176 million and restricted cash of $29 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at June 30, 2019 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2019 should not be construed as indicative of the results to be expected for the full year.
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 where we maintain an ongoing involvement ("Legacy Sequoia"), as well as entities formed in connection with the securitization of Redwood Choice expanded-prime loans beginning in the third quarter of 2017 ("Sequoia Choice"). In addition, we consolidated the assets and liabilities of certain Freddie Mac K-Series securitizations beginning in the third quarter of 2018, and the assets and liabilities of one Freddie Mac SLST securitization beginning in the fourth quarter of 2018. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for the consolidated Sequoia entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
June 30, 2019
(Unaudited)
Note 2. Basis of Presentation - (continued)

We accounted for the acquisition of 5 Arches under the acquisition method of accounting pursuant to ASC 805. We performed the preliminary purchase price allocation and recorded underlying assets acquired and liabilities assumed based on their estimated fair values using the information available as of the acquisition date, with the excess of the purchase price allocated to goodwill. Through June 30, 2019, there have been no changes to our preliminary purchase price allocation, which is summarized in the following table.
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
Because we owned a 20% noncontrolling interest in 5 Arches immediately before obtaining full control, we remeasured our initial minority investment and purchase option at their acquisition-date fair values using the income approach, which resulted in a gain of $2 million that was recorded in Other income, net on our consolidated statements of income during the three months ended March 31, 2019.
As part of this acquisition, we identified and recorded finite-lived intangible assets totaling $25 million. The amortization period for each of these assets and the activity for the period from March 1, 2019 to June 30, 2019 is summarized in the table below.
Table 2.2 – Intangible Assets – Activity

(Dollars in Thousands)	Carrying Value at December 31, 2018	Additions	Amortization Expense	Carrying Value at June 30, 2019	Weighted Average Amortization Period (in years)
Finite-lived intangible assets:
Broker network	$—	$18,100	$(1,207)	$16,893	5
Non-compete agreements	—	2,900	(322)	2,578	3
Management fee on existing assets under management	—	2,600	(867)	1,733	1
Tradename	—	1,200	(133)	1,067	3
Total	$—	$24,800	$(2,529)	$22,271	4

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
Note 2. Basis of Presentation - (continued)

All of our intangible assets are amortized on a straight-line basis. Estimated amortization expense for the remainder of 2019 and the following years is summarized in the table below.
Table 2.3 – Intangible Asset Amortization Expense by Year

(In Thousands)	June 30, 2019
2019 (6 months)	$3,794
2020	5,420
2021	4,987
2022	3,848
2023 and thereafter	4,222
Total Future Intangible Asset Amortization	$22,271

We recorded goodwill of $29 million as a result of the total consideration exceeding the fair value of the net assets acquired. The goodwill was attributed to the expected business synergies and expansion into business purpose loan markets, as well as access to the knowledgeable and experienced workforce continuing to provide services to the business. We expect $3 million of our goodwill balance to be deductible for tax purposes. The following table presents the goodwill activity for the six months ended June 30, 2019.
Table 2.4 – Goodwill – Activity

(In Thousands)	Six Months Ended June 30, 2019
Beginning balance	$—
Goodwill recognized from 5 Arches acquisition	28,728
Impairment	—
Ending Balance	$28,728

The liability resulting from the contingent consideration arrangement was recorded at its acquisition-date fair value of $25 million as part of total consideration for the acquisition of 5 Arches. At June 30, 2019, our estimated fair value of this contingent liability was $25 million and was recorded as a component of Accrued expenses and other liabilities on our consolidated balance sheets. See Note 16 for additional information on our contingent consideration liability.
The following unaudited pro forma financial information presents Net interest income, Non-interest income, and Net income of Redwood and 5 Arches combined, as if the acquisition occurred as of January 1, 2018. These pro forma amounts have been adjusted to include the amortization of intangible assets for both periods, and to exclude the income statement impacts related to our equity method investment in 5 Arches. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated financial results of operations that would have been reported if the acquisition had been completed as of January 1, 2018 and should not be taken as indicative of our future consolidated results of operations. During the period from March 1, 2019 to June 30, 2019, 5 Arches had mortgage banking income of $6 million and a net loss of $2 million. Included in the net loss for this period was intangible asset amortization expense of $3 million.
Table 2.5 – Unaudited Pro Forma Financial Information

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Supplementary pro forma information:
Net interest income	$32,322	$35,099	$64,588	$70,430
Non-interest income	27,532	21,321	71,282	62,404
Net income	31,266	32,310	81,499	78,436

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2018 is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial position and results of operations for the three and six months ended June 30, 2019.
Business Combinations
We use the acquisition method of accounting for business combinations, under which the purchase price is allocated to the fair values of the assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the amount allocated to the assets acquired and liabilities assumed is recorded as goodwill. Adjustments to the values of the assets acquired and liabilities assumed that could be made during the measurement period, which could be up to one year after the acquisition date, are recorded in the period in which the adjustment is identified, with a corresponding offset to goodwill. Any adjustments made after the measurement period are recorded in the consolidated statements of income. Acquisition-related costs are expensed as incurred.
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
Finite-lived intangible assets are amortized over their estimated useful lives on a straight-line basis and reviewed for impairment if indicators are present. Additionally, useful lives are evaluated each reporting period to determine if revisions to the remaining periods of amortization are warranted. Goodwill is tested for impairment annually or more frequently if indicators of impairment exist. We have elected to make the first day of our fiscal fourth quarter the annual impairment assessment date for goodwill. We first assess qualitative factors to determine whether it is more likely than not that the fair value is less than the carrying value. If, based on that assessment, we believe it is more likely than not that the fair value is less than the carrying value, then a two-step quantitative goodwill impairment test is performed.
Loan Originations
Our wholly-owned subsidiary, 5 Arches, originates business purpose residential loans, including single-family rental and residential bridge loans. Single-family rental loans are mortgage loans secured by 1-4 unit residential real estate with a mortgage loan borrower that owns the real estate as an investment property and rents the property to residential tenants. Residential bridge loans are mortgage loans generally secured by unoccupied residential real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. Single-family rental loans are classified as held-for-sale at fair value, as we have originated these loans with the intent to sell to third parties or transfer to securitization entities. Residential bridge loans are classified as held-for-investment at fair value, if we intend to hold these loans to maturity, or held-for-sale at fair value, if we intend to sell the loans to a third party.
Contingent Consideration
In relation to our acquisition of 5 Arches, we recorded contingent consideration liabilities that represent the estimated fair value (at the date of acquisition) of our obligation to make certain earn-out payments that are contingent on 5 Arches loan origination volumes exceeding certain specified thresholds. These liabilities are carried at fair value and periodic changes in their estimated fair value are recorded through Other income, net on our consolidated statements of income. The estimate of the fair value of contingent consideration requires significant judgment regarding assumptions about future operating results, discount rates, and probabilities of projected operating result scenarios.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
June 30, 2019
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. This new guidance retains a dual lease accounting model, which requires leases to be classified as either operating or capital leases for lessees, for purposes of income statement recognition. This new guidance is effective for fiscal years beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," which provides more specific guidance on certain aspects of Topic 842. Additionally, in July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements." This new ASU introduces an additional transition method which allows entities to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements," which is intended to clarify Codification guidance. We adopted this guidance, as required, in the first quarter of 2019, which did not have a material impact on our consolidated financial statements. We elected the package of practical expedients under the transition guidance within this standard, which allowed us to carry forward the classifications of each of our existing leases as operating leases. In connection with the adoption of this guidance, at June 30, 2019, our lease liability was $13 million, which represented the present value of our remaining lease payments discounted at our incremental borrowing rate and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. At June 30, 2019, our right-of-use asset was $12 million, which was equal to the lease liability adjusted for our deferred rent liability at adoption and was recorded in Other assets on our consolidated balance sheets. We will continue to record lease expense on a straight-line basis and have included required lease disclosures within Note 16.
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
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses." This new guidance provides a new impairment model that is based on expected losses rather than incurred losses to determine the allowance for credit losses. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which clarifies the scope of the amendments in ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which is intended to clarify this guidance. Additionally, in May 2019, the FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost. We currently have only a small balance of loans receivable that are not carried at fair value and would be subject to this new guidance for allowance for credit losses. Separately, we account for our available-for-sale securities under the other-than-temporary impairment ("OTTI") model for debt securities. This new guidance requires that credit impairments on our available-for-sale securities be recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. Subsequent reversals in credit loss estimates are recognized in income. We plan to adopt this new guidance by the required date and do not anticipate that these updates will have a material impact on our consolidated financial statements as nearly all of our financial instruments are carried at fair value and changes in fair values of these instruments are recorded on our consolidated statements of income in the period in which the valuation change occurs. We will continue evaluating these new standards and caution that any changes in our business or additional amendments to these standards could change our initial assessment.
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at June 30, 2019 and December 31, 2018.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
June 30, 2019 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$19,258	$—	$19,258	$(17,869)	$—	$1,389
TBAs	1,784	—	1,784	(1,784)	—	—
Total Assets	$21,042	$—	$21,042	$(19,653)	$—	$1,389

Liabilities (2)
Interest rate agreements	$(168,436)	$—	$(168,436)	$17,869	$150,567	$—
TBAs	(4,639)	—	(4,639)	1,784	1,600	(1,255)
Loan warehouse debt	(638,055)	—	(638,055)	638,055	—	—
Security repurchase agreements	(1,213,920)	—	(1,213,920)	1,213,920	—	—
Total Liabilities	$(2,025,050)	$—	$(2,025,050)	$1,871,628	$152,167	$(1,255)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
June 30, 2019
(Unaudited)

Note 4. Principles of Consolidation - (continued)

Analysis of Consolidated VIEs
At June 30, 2019, we consolidated our Legacy Sequoia and Sequoia Choice securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Additionally, beginning in the second half of 2018, we consolidated certain Freddie Mac K-Series securitization entities and the Freddie Mac SLST securitization entity that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for the consolidated Sequoia entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At June 30, 2019, the estimated fair value of our investments in the consolidated Legacy Sequoia, Sequoia Choice, Freddie Mac SLST and Freddie Mac K-Series entities was $11 million, $220 million, $244 million, and $207 million, respectively.
Beginning in the fourth quarter of 2018, we consolidated two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At June 30, 2019, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 10 for a further description of these entities and the investments they hold and Note 12 for additional information on the minority partner’s interest. Additionally, beginning in the fourth quarter of 2018, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 13 for additional information on the servicer advance financing. At June 30, 2019, the estimated fair value of our investment in the Servicing Investment entities was $67 million.
The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

June 30, 2019	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$457,750	$2,147,356	$1,235,089	$—	$—	$3,840,195
Multifamily loans, held-for-investment	—	—	—	3,749,657	—	3,749,657
Other investments	—	—	—	—	274,617	274,617
Cash and cash equivalents	—	—	—	—	19,393	19,393
Restricted cash	144	14	—	—	23,650	23,808
Accrued interest receivable	771	8,946	3,786	11,317	3,747	28,567
REO	1,448	—	—	—	—	1,448
Total Assets	$460,113	$2,156,316	$1,238,875	$3,760,974	$321,407	$7,937,685
Short-term debt	$—	$—	$—	$—	$236,231	$236,231
Accrued interest payable	519	7,322	2,774	10,822	321	21,758
Accrued expenses and other liabilities	—	14	—	—	17,954	17,968
Asset-backed securities issued	448,862	1,929,444	991,766	3,543,057	—	6,913,129
Total Liabilities	$449,381	$1,936,780	$994,540	$3,553,879	$254,506	$7,189,086

Number of VIEs	20	7	1	4	3	35

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 44 Sequoia securitization entities sponsored by us that are still outstanding as of June 30, 2019, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
During the first quarter of 2019, the master servicer for one of our unconsolidated Sequoia entities exercised their right to call the securitization and paid off the underlying securities. We realized a $4 million gain related to the called securities, which was recognized through Realized gains, net on our consolidated statements of income. In connection with this called securitization, Redwood acquired $39 million of residential real estate loans that were held in both our held-for-sale and held-for-investment portfolios at Redwood at June 30, 2019.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents information related to securitization transactions that occurred during the three and six months ended June 30, 2019 and 2018.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Principal balance of loans transferred	$400,836	$1,127,665	$749,093	$2,408,133
Trading securities retained, at fair value	1,792	33,757	3,508	46,248
AFS securities retained, at fair value	1,069	2,047	1,954	5,952

The following table summarizes the cash flows during the three and six months ended June 30, 2019 and 2018 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Proceeds from new transfers	$410,281	$1,104,094	$762,652	$2,393,781
MSR fees received	3,105	3,397	6,165	6,811
Funding of compensating interest, net	(47)	(31)	(137)	(56)
Cash flows received on retained securities	6,743	7,410	14,289	14,453

The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during the three and six months ended June 30, 2019 and 2018.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	16%	15%	10%	10%
Discount rates	14%	7%	14%	5%
Credit loss assumptions	0.20%	0.20%	0.20%	0.20%

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	16%	15%	9%	10%
Discount rates	14%	7%	14%	5%
Credit loss assumptions	0.20%	0.20%	0.20%	0.20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents additional information at June 30, 2019 and December 31, 2018, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	June 30, 2019	December 31, 2018
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$121,825	$129,111
Subordinate securities, classified as AFS	136,310	162,314
Mortgage servicing rights	45,010	58,572
Maximum loss exposure (1)	$303,145	$349,997
Assets transferred:
Principal balance of loans outstanding	$10,586,480	$10,580,216
Principal balance of loans 30+ days delinquent	24,749	21,805

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at June 30, 2019 and December 31, 2018.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

June 30, 2019	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at June 30, 2019	$45,010	$49,014	$209,121
Expected life (in years) (2)	6	6	14
Prepayment speed assumption (annual CPR) (2)	11%	12%	13%
Decrease in fair value from:
10% adverse change	$1,898	$1,905	$158
25% adverse change	4,513	4,857	1,124
Discount rate assumption (2)	11%	13%	5%
Decrease in fair value from:
100 basis point increase	$1,624	$1,310	$20,756
200 basis point increase	3,135	2,758	38,452
Credit loss assumption (2)	N/A	0.21%	0.21%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,645
25% higher losses	N/A	—	4,112

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2018	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2018	$58,572	$61,178	$230,247
Expected life (in years) (2)	8	7	15
Prepayment speed assumption (annual CPR) (2)	7%	10%	9%
Decrease in fair value from:
10% adverse change	$1,668	$2,151	$201
25% adverse change	4,027	5,127	1,372
Discount rate assumption (2)	11%	12%	6%
Decrease in fair value from:
100 basis point increase	$2,323	$2,190	$21,982
200 basis point increase	4,493	4,226	40,641
Credit loss assumption (2)	N/A	0.20%	0.20%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,387
25% higher losses	N/A	—	3,471

(1)	Senior securities included $49 million and $61 million of interest-only securities at June 30, 2019 and December 31, 2018, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at June 30, 2019 and December 31, 2018, grouped by asset type.
Table 4.7 – Third-Party Sponsored VIE Summary

(In Thousands)	June 30, 2019	December 31, 2018
Mortgage-Backed Securities
Senior	$166,184	$185,107
Mezzanine	679,908	547,249
Subordinate	373,260	428,713
Total Mortgage-Backed Securities	1,219,352	1,161,069
Excess MSR	18,224	15,092
Total Investments in Third-Party Sponsored VIEs	$1,237,576	$1,176,161

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
June 30, 2019
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
June 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2019 and December 31, 2018.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$1,056,178	$1,056,178	$1,048,690	$1,048,690
At lower of cost or fair value	109	128	111	131
Residential loans, held-for-investment	6,227,078	6,227,078	6,205,941	6,205,941
Business purpose residential loans	250,854	250,854	141,258	141,258
Multifamily loans	3,749,657	3,749,657	2,144,598	2,144,598
Trading securities	1,205,389	1,205,389	1,118,612	1,118,612
Available-for-sale securities	272,097	272,097	333,882	333,882
Servicer advance investments (1)	259,222	259,222	300,468	300,468
MSRs (1)	47,396	47,396	60,281	60,281
Participation in loan warehouse facility (1)	—	—	39,703	39,703
Excess MSRs (1)	33,620	33,620	27,312	27,312
Cash and cash equivalents	218,145	218,145	175,764	175,764
Restricted cash	33,953	33,953	29,313	29,313
Accrued interest receivable	54,265	54,265	47,105	47,105
Derivative assets	26,609	26,609	35,789	35,789
REO (2)	6,305	6,509	3,943	4,396
Margin receivable (2)	211,199	211,199	100,773	100,773
FHLBC stock (2)	43,393	43,393	43,393	43,393
Guarantee asset (2)	1,999	1,999	2,618	2,618
Pledged collateral (2)	42,913	42,913	42,433	42,433
Liabilities
Short-term debt facilities	$2,026,418	$2,026,418	$1,937,920	$1,937,920
Short-term debt - servicer advance financing	236,231	236,231	262,740	262,740
Accrued interest payable	47,092	47,092	42,528	42,528
Margin payable (3)	—	—	835	835
Guarantee obligation (3)	15,744	15,456	16,711	16,774
Contingent consideration (3)	24,932	24,932	—	—
Derivative liabilities	173,847	173,847	84,855	84,855
ABS issued at fair value	6,913,129	6,913,129	5,410,073	5,410,073
FHLBC long-term borrowings	1,999,999	1,999,999	1,999,999	1,999,999
Convertible notes, net	634,805	639,849	633,196	618,271
Trust preferred securities and subordinated notes, net	138,605	97,650	138,582	102,533

(1)	These investments are included in Other investments on our consolidated balance sheets.

(2)	These assets are included in Other assets on our consolidated balance sheets.

(3)	These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

During the three and six months ended June 30, 2019, we elected the fair value option for $2 million and $34 million of residential senior securities, respectively, $86 million and $206 million of subordinate securities, respectively, $1.53 billion and $2.53 billion of residential loans (principal balance), respectively, $112 million and $177 million of business purpose residential loans (principal balance), respectively, zero and $69 million of servicer advance investments, respectively, and $5 million and $7 million of excess MSRs, respectively. We anticipate electing the fair value option for all future purchases of residential and business purpose residential loans that we intend to sell to third parties or transfer to securitizations, as well as for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at June 30, 2019 and December 31, 2018, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2019	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$7,283,256	$—	$—	$7,283,256
Business purpose residential loans	250,854	—	—	250,854
Multifamily loans	3,749,657	—	—	3,749,657
Trading securities	1,205,389	—	—	1,205,389
Available-for-sale securities	272,097	—	—	272,097
Servicer advance investments	259,222	—	—	259,222
MSRs	47,396	—	—	47,396
Excess MSRs	33,620	—	—	33,620
Derivative assets	26,609	1,784	19,258	5,567
Pledged collateral	42,913	42,913	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	1,999	—	—	1,999

Liabilities
Contingent consideration	$24,932	$—	$—	$24,932
Derivative liabilities	173,847	4,639	168,436	772
ABS issued	6,913,129	—	—	6,913,129

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2019.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Residential Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	MSRs	Excess MSRs	Guarantee Asset
(In Thousands)
Beginning balance - December 31, 2018	$7,254,631	$141,258	$2,144,598	$1,118,612	$333,882	$300,468	$60,281	$27,312	$2,618
Acquisitions	2,583,951	29,093	1,481,554	240,478	8,954	68,976	868	6,810	—
Originations	—	169,562	—	—	—	—	—	—	—
Sales	(2,088,273)	(43,548)	—	(174,216)	(67,001)	—	—	—	—
Principal paydowns	(614,975)	(43,931)	(7,516)	(14,836)	(24,207)	(111,662)	—	—	—
Gains (losses) in net income, net	147,969	3,416	131,021	40,302	17,503	1,440	(13,753)	(502)	(619)
Unrealized losses in OCI, net	—	—	—	—	2,966	—	—	—	—
Other settlements, net (1)	(47)	(4,996)	—	(4,951)	—	—	—	—	—
Ending Balance - June 30, 2019	$7,283,256	$250,854	$3,749,657	$1,205,389	$272,097	$259,222	$47,396	$33,620	$1,999

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

		Liabilities
	Derivatives (2)	Contingent Consideration	ABS Issued
(In Thousands)
Beginning balance - December 31, 2018	$2,181	$—	$5,410,073
Acquisitions	—	24,621	1,738,537
Principal paydowns	—	—	(416,791)
Gains (losses) in net income, net	28,908	311	181,310
Other settlements, net (1)	(26,294)	—	—
Ending Balance - June 30, 2019	$4,795	$24,932	$6,913,129

(1)
Other settlements, net for residential and business purpose residential loans represents the transfer of loans to REO, and for derivatives, the settlement of forward sale commitments and the transfer of the fair value of loan purchase commitments at the time loans are acquired to the basis of residential loans. Other settlements, net for trading securities relates to the consolidation of a Freddie Mac K-Series entity during the second quarter of 2019.

(2)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase and forward sale commitments, are presented on a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at June 30, 2019 and 2018. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and six months ended June 30, 2019 and 2018 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2019 and 2018 Included in Net Income

	Included in Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Assets
Residential loans at Redwood	$48,575	$(12,981)	$80,615	$(51,029)
Residential loans at consolidated Sequoia entities	6,772	367	21,243	20,914
Residential loans at consolidated Freddie Mac SLST entity	31,477	—	55,005	—
Business purpose residential loans	3,038	—	4,032	—
Multifamily loans at consolidated Freddie Mac K-Series entities	96,649	—	131,020	—
Trading securities	17,771	(1,989)	38,658	(6,011)
Available-for-sale securities	—	(56)	—	(56)
Servicer advance investments	432	—	1,440	—
MSRs	(7,334)	689	(11,518)	4,610
Excess MSRs	(66)	—	(502)	—
Loan purchase commitments	5,534	2,835	5,567	2,901
Other assets - Guarantee asset	(277)	(120)	(196)	66

Liabilities
Loan purchase commitments	$(756)	$(4,646)	$(772)	$(4,687)
ABS issued	(121,127)	(279)	(181,310)	(21,014)

The following table presents information on assets recorded at fair value on a non-recurring basis at June 30, 2019. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at June 30, 2019.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2019

					Gain (Loss) for
June 30, 2019	Carrying Value	Fair Value Measurements Using			Three Months Ended	Six Months Ended
(In Thousands)		Level 1	Level 2	Level 3	June 30, 2019	June 30, 2019
Assets
REO	$5,732	$—	$—	$5,732	$(150)	$(422)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and six months ended June 30, 2019 and 2018.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$3,379	$6,122	$6,912	$10,896
Residential loan purchase and forward sale commitments	16,888	(2,758)	28,199	(9,726)
Single-family rental loans held-for-sale, at fair value	1,313	—	2,917	—
Single-family rental loan purchase commitments	569	—	709	—
Residential bridge loans	1,012	—	1,098	—
Risk management derivatives, net	(7,431)	6,150	(12,415)	34,582
Total mortgage banking activities, net (1)	$15,730	$9,514	$27,420	$35,752
Investment Fair Value Changes, Net
Residential loans held-for-investment, at Redwood	$35,548	$(15,010)	$63,656	$(53,995)
Residential bridge loans held-for-investment	(318)	—	(621)	—
Trading securities	18,442	(930)	40,302	(3,885)
Servicer advance investments	432	—	1,440	—
Excess MSRs	(65)	—	(502)	—
REO	(139)	—	(139)	—
Net investments in Legacy Sequoia entities (2)	(123)	(720)	(497)	(728)
Net investments in Sequoia Choice entities (2)	2,879	1,072	6,144	986
Net investment in Freddie Mac SLST entity (2)	8,037	—	14,402	—
Net investments in Freddie Mac K-Series entities (2)	3,246	—	6,365	—
Risk-sharing investments	(61)	(209)	(138)	(348)
Risk management derivatives, net	(64,740)	16,742	(107,115)	60,524
Impairments on AFS securities	—	(56)	—	(56)
Total investment fair value changes, net	$3,138	$889	$23,297	$2,498
Other Income (Expense), Net
MSRs	$(8,653)	$(745)	$(13,753)	$2,147
Risk management derivatives, net	6,517	(1,122)	8,768	(6,261)
Gain on re-measurement of 5 Arches investment	—	—	2,440	—
Total other expense, net (3)	$(2,136)	$(1,867)	$(2,545)	$(4,114)
Total Market Valuation Gains, Net	$16,732	$8,536	$48,172	$34,136

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

(3)	Other income (expense), net presented above does not include net MSR fee income or provisions for repurchases for MSRs, as these amounts do not represent market valuation adjustments.
At June 30, 2019, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2018. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

June 30, 2019	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$2,724,429	Prepayment rate (annual CPR)	20	-	20%		20%
		Whole loan spread to TBA price	$1.55	-	$1.55		$1.55
		Whole loan spread to swap rate	80	-	365	bps	179	bps

Jumbo hybrid loans	344,151	Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate	65	-	360	bps	141	bps

Jumbo loans committed to sell	374,481	Whole loan committed sales price	$101.84	-	$103.08		$102.12

Loans held by Legacy Sequoia (1)	457,750	Liability price			N/A		N/A

Loans held by Sequoia Choice (1)	2,147,356	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (1)	1,235,089	Liability price			N/A		N/A

Business purpose residential loans:
Single-family rental loans	91,501	IO discount rate	12	-	12%		12%
		Prepayment rate (annual CPR)	2	-	10%		5%
		Senior credit spread	95	-	95	bps	95	bps
		Subordinate credit spread	140	-	1,200	bps	306	bps
		Senior credit support	35	-	35%		35%

Residential bridge loans	159,353	Discount rate	7	-	8%		7%

Multifamily loans held by Freddie Mac K-Series (1)	3,749,657	Liability price			N/A		N/A

Trading and AFS securities	1,477,486	Discount rate	3	-	14%		5%
		Prepayment rate (annual CPR)	—	-	60%		10%
		Default rate	—	-	20%		2%
		Loss severity	—	-	40%		21%

Servicer advance investments	259,222	Discount rate	4	-	4%		4%
		Prepayment rate (annual CPR)	8	-	15%		14%
		Expected remaining life (2)	2	-	2	years	2	years
		Mortgage servicing income	6	-	14	bps	10	bps

MSRs	47,396	Discount rate	11	-	17%		11%
		Prepayment rate (annual CPR)	5	-	45%		12%
		Per loan annual cost to service	$82	-	$82		$82

Excess MSRs	33,620	Discount rate	11	-	16%		14%
		Prepayment rate (annual CPR)	8	-	14%		11%
		Excess mortgage servicing income	8	-	17	bps	12	bps

Guarantee asset	1,999	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	15	-	15%		15%

REO	5,732	Loss severity	3	-	52%		7%

Loan purchase commitments, net	4,707	MSR multiple	0.7	-	4.6	x	2.2	x
		Pull-through rate	7	-	100%		70%
		Whole loan spread to TBA price	$0.61	-	$1.55		$1.54
		Whole loan spread to swap rate - fixed rate	115	-	365	bps	228	bps
		Prepayment rate (annual CPR)	15	-	20%		18%
		Whole loan spread to swap rate - hybrid	90	-	345	bps	129	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

June 30, 2019	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range			Weighted Average
Liabilities
ABS issued (1):
At consolidated Sequoia entities	2,378,306	Discount rate	3	-	15%	4%
		Prepayment rate (annual CPR)	8	-	49%	19%
		Default rate	—	-	9%	2%
		Loss severity	20	-	22%	21%

At consolidated Freddie Mac SLST entity	991,766	Discount rate	3	-	8%	3%
		Prepayment rate (annual CPR)	6	-	6%	6%
		Default rate	2	-	2%	2%
		Loss severity	30	-	30%	30%

At consolidated Freddie Mac K-Series entities	3,543,057	Discount rate	2	-	9%	3%
		Prepayment rate (annual CPR)	—	-	—%	—%
		Default rate	1	-	1%	1%
		Loss severity	20	-	20%	20%

Contingent consideration	24,932	Discount rate	23	-	23%	23%
		Probability of outcomes (3)	—	-	100%	90%

(1)
The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.

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
June 30, 2019
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
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at June 30, 2019, we received dealer price indications on 88% of our securities, representing 96% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.
Derivative assets and liabilities
Our derivative instruments include swaps, swaptions, TBAs, loan purchase commitments ("LPCs"), and forward sale commitments ("FSCs"). Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. Fair values of TBAs and financial futures are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2).
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
June 30, 2019
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
June 30, 2019
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
June 30, 2019
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
Financial Instruments Carried at Amortized Cost
Participation in loan warehouse facility
Our participation in a loan warehouse facility was carried at amortized cost (Level 2).
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
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at June 30, 2019 and December 31, 2018.
Table 6.1 – Classifications and Carrying Values of Residential Loans

June 30, 2019		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale
At fair value	$1,056,178	$—	$—	$—	$1,056,178
At lower of cost or fair value	109	—	—	—	109
Total held-for-sale	1,056,287	—	—	—	1,056,287
Held-for-investment at fair value	2,386,883	457,750	2,147,356	1,235,089	6,227,078
Total Residential Loans	$3,443,170	$457,750	$2,147,356	$1,235,089	$7,283,365

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
At June 30, 2019, we owned mortgage servicing rights associated with $2.65 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
At June 30, 2019, we owned 1,417 loans held-for-sale at fair value with an aggregate unpaid principal balance of $1.03 billion and a fair value of $1.06 billion, compared to 1,484 loans with an aggregate unpaid principal balance of $1.03 billion and a fair value of $1.05 billion at December 31, 2018. At both June 30, 2019 and December 31, 2018, one of these loans with a fair value of $0.6 million was greater than 90 days delinquent and none of these loans were in foreclosure.
During the three and six months ended June 30, 2019, we purchased $1.53 billion and $2.49 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $1.23 billion and $2.39 billion (principal balance) of loans, respectively, for which we recorded net market valuation gains of $3 million and $7 million, respectively, through Mortgage banking activities, net on our consolidated statements of income. At June 30, 2019, loans held-for-sale with a market value of $712 million were pledged as collateral under short-term borrowing agreements.
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
At Lower of Cost or Fair Value
At both June 30, 2019 and December 31, 2018, we held two residential loans at the lower of cost or fair value with $0.1 million in outstanding principal balance and carrying values of $0.1 million. At both June 30, 2019 and December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At June 30, 2019, we owned 3,262 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.32 billion and a fair value of $2.39 billion, compared to 3,296 loans with an aggregate unpaid principal balance of $2.39 billion and a fair value of $2.38 billion at December 31, 2018. At June 30, 2019, two of these loans with an aggregate fair value of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2018, two of these loans with an aggregate fair value of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 6. Residential Loans - (continued)

During the three and six months ended June 30, 2019, we purchased zero and $39 million (principal balance) of loans, respectively, for which we elected the fair value option, and did not sell any loans. During the three and six months ended June 30, 2019, we transferred loans with a fair value of $30 million and $69 million, respectively, from held-for-sale to held-for-investment. During the three and six months ended June 30, 2019, we transferred loans with a fair value of zero and $23 million, respectively, from held-for-investment to held-for-sale. During the three and six months ended June 30, 2019, we recorded net market valuation gains of $36 million and $64 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At June 30, 2019, loans with a fair value of $2.39 billion were pledged as collateral under a borrowing agreement with the FHLBC.
During the three and six months ended June 30, 2018, we transferred loans with a fair value of $32 million and $88 million, respectively, from held-for-sale to held-for-investment. During both the three and six months ended June 30, 2018, we did not transfer any loans from held-for-investment to held-for-sale. During the three and six months ended June 30, 2018, we recorded net market valuation losses of $15 million and $54 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income.
The outstanding loans held-for-investment at Redwood at June 30, 2019 were prime-quality, first lien loans, of which 90% were originated between 2013 and 2019, and 1% were originated in 2012 and prior years. The weighted average Fair Isaac Corporation ("FICO") score of borrowers backing these loans was 768 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 66% (at origination). At June 30, 2019, these loans were comprised of 88% fixed-rate loans with a weighted average coupon of 4.16%, and the remainder were hybrid or ARM loans with a weighted average coupon of 4.20%.
At Consolidated Legacy Sequoia Entities
At June 30, 2019, we consolidated 2,400 held-for-investment loans at consolidated Legacy Sequoia entities, with an aggregate unpaid principal balance of $475 million and a fair value of $458 million, as compared to 2,641 loans at December 31, 2018, with an aggregate unpaid principal balance of $545 million and a fair value of $520 million. At origination, the weighted average FICO score of borrowers backing these loans was 727, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality.
At June 30, 2019 and December 31, 2018, the aggregate unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $13 million and $14 million, respectively, of which the aggregate unpaid principal balance of loans in foreclosure was $5 million and $5 million, respectively. During the three and six months ended June 30, 2019, we recorded net market valuation gains of $1 million and $5 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. During the three and six months ended June 30, 2018, we recorded net market valuation gains of $4 million and $33 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the associated ABS issued. The net impact to our income statement associated with our retained economic investment in the Legacy Sequoia securitization entities is presented in Note 5.
At Consolidated Sequoia Choice Entities
At June 30, 2019, we consolidated 2,912 held-for-investment loans at the consolidated Sequoia Choice entities, with an aggregate unpaid principal balance of $2.08 billion and a fair value of $2.15 billion, as compared to 2,800 loans at December 31, 2018 with an aggregate unpaid principal balance of $2.04 billion and a fair value of $2.08 billion. At origination, the weighted average FICO score of borrowers backing these loans was 745, the weighted average LTV ratio of these loans was 75%, and the loans were all first lien and prime-quality. At June 30, 2019, six of these loans with an aggregate unpaid principal balance of $3 million were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2018, three of these loans with an aggregate unpaid principal balance of $2 million were greater than 90 days delinquent and none of these loans were in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 6. Residential Loans - (continued)

During the three and six months ended June 30, 2019, we transferred loans with a fair value of zero and $350 million, respectively, from held-for-sale to held-for-investment associated with Choice securitizations. During the three and six months ended June 30, 2019, we recorded net market valuation gains of $6 million and $16 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with Choice securitizations. The net impact to our income statement associated with our retained economic investment in the Sequoia Choice securitization entities is presented in Note 5.
At Consolidated Freddie Mac SLST Entity
During the fourth quarter of 2018, we invested in subordinate securities issued by a Freddie Mac SLST securitization trust and were required to consolidate the underlying seasoned re-performing and non-performing residential loans owned at this entity for financial reporting purposes in accordance with GAAP. At securitization, which occurred during the fourth quarter of 2018, each of these mortgage loans was a fully amortizing, fixed- or step-rate, first-lien loan that had been modified. At June 30, 2019, we consolidated 7,744 held-for-investment loans at the consolidated Freddie Mac SLST entity, with an aggregate unpaid principal balance of $1.27 billion and a fair value of $1.24 billion, compared to 7,900 loans at December 31, 2018 with an aggregate unpaid principal balance of $1.31 billion and a fair value of $1.22 billion. At securitization, the weighted average FICO score of borrowers backing these loans was 597 and the weighted average LTV ratio of these loans was 69%. At June 30, 2019, 301 of these loans with an aggregate unpaid principal balance of $78 million were greater than 90 days delinquent, and 101 of these loans with an aggregate unpaid principal balance of $15 million were in foreclosure. At December 31, 2018, 306 of these loans with an aggregate unpaid principal balance of $51 million were greater than 90 days delinquent and none of these loans were in foreclosure.
During the three and six months ended June 30, 2019, we recorded net market valuation gains of $31 million and $55 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with the Freddie Mac SLST securitization. The net impact to our income statement associated with our economic investment in the Freddie Mac SLST securitization entity is presented in Note 5.
Note 7. Business Purpose Residential Loans
We originate business purpose residential loans, including single-family rental loans and residential bridge loans. This origination activity commenced in connection with our acquisition of 5 Arches on March 1, 2019.
Business Purpose Residential Loan Originations
During the three months ended June 30, 2019, we funded $134 million of business purpose residential loans, of which $23 million of residential bridge loans were sold to a third party. During the period from March 1, 2019 to June 30, 2019, we funded $170 million of business purpose residential loans, of which $44 million of residential bridge loans were sold to a third party. The remaining business purpose residential loans were transferred to our investment portfolio (residential bridge loans), or retained in our mortgage banking business (single-family rental loans). Prior to the transfer of residential bridge loans to our investment portfolio, we recorded net market valuation gains of $1 million on these loans through Mortgage banking activities, net on our consolidated statements of income for both the three months ended June 30, 2019 and for the period from March 1, 2019 to June 30, 2019. Market valuation adjustments on our single-family rental loans are also recorded in Mortgage banking activities, net on our consolidated statements of income. Additionally, during both the three months ended June 30, 2019 and during the period from March 1, 2019 to June 30, 2019, we recorded loan origination fee income of $3 million through Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table summarizes the classifications and carrying values of the business purpose residential loans owned at Redwood at June 30, 2019 and December 31, 2018.
Table 7.1 – Classifications and Carrying Values of Business Purpose Residential Loans

(In Thousands)	June 30, 2019	December 31, 2018
Single-family rental loans, held-for-sale at fair value	$91,501	$28,460
Residential bridge loans, held-for-investment at fair value	159,353	112,798
Total Business Purpose Residential Loans	$250,854	$141,258

Single-Family Rental Loans Held-for-Sale at Fair Value
At June 30, 2019, we owned 43 single-family rental loans with an aggregate unpaid principal balance of $87 million and a fair value of $92 million, compared to 11 loans at December 31, 2018 with an aggregate unpaid principal balance of $28 million and a fair value of $28 million. At both June 30, 2019 and December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three months ended June 30, 2019 and for the period from March 1, 2019 to June 30, 2019, $33 million and $41 million of newly originated single-family rental loans, respectively, were retained in our mortgage banking business, and we did not sell any loans during either of these periods. Prior to our acquisition of 5 Arches on March 1, 2019, we purchased $19 million of single-family rental loans from 5 Arches. During the three and six months ended June 30, 2019, we recorded net market valuation gains of $1 million and $2 million, respectively, on single-family rental loans held-for-sale at fair value through Mortgage banking activities, net on our consolidated statements of income. At June 30, 2019, loans held-for-sale with a market value of $71 million were pledged as collateral under short-term borrowing agreements.
The outstanding single-family rental loans held-for-sale at June 30, 2019 were first lien, fixed-rate loans with maturities of five, seven, or ten years. At June 30, 2019, the weighted average coupon of our single-family rental loans was 5.54% and the weighted average loan term was six years. At origination, the weighted average LTV ratio of these loans was 66% and the weighted average debt service coverage ratio ("DSCR") was 1.33 times.
Residential Bridge Loans Held-for-Investment at Fair Value
At June 30, 2019, we owned 274 residential bridge loans held-for-investment with an aggregate unpaid principal balance of $158 million and a fair value of $159 million, compared to 157 loans at December 31, 2018 with an aggregate unpaid principal balance of $112 million and a fair value of $113 million.
As part of our credit risk management practices, our residential bridge loans are subject to individual risk assessment using an internal borrower and collateral quality evaluation framework. At June 30, 2019, 11 loans with an aggregate fair value of $12 million were greater than 90 days delinquent, and nine of these loans with an aggregate fair value of $7 million were in foreclosure. At December 31, 2018, seven loans with an aggregate fair value of $12 million were greater than 90 days delinquent and four of these loans with an aggregate fair value of $11 million were in foreclosure. During the six months ended June 30, 2019, we transferred one loan with a fair value of $5 million to REO, which is included in Other assets on our consolidated balance sheets. We recognized losses of $0.1 million and $0.4 million related to this loan for the three and six months ended June 30, 2019, respectively, which was included in Investment fair value changes, net on our consolidated statements of income.
During the three months ended June 30, 2019 and for the period from March 1, 2019 to June 30, 2019, $79 million and $86 million of newly originated residential bridge loans, respectively, were transferred to our investment portfolio. Prior to our acquisition of 5 Arches on March 1, 2019, we purchased $10 million of residential bridge loans from 5 Arches. During the three and six months ended June 30, 2019, we recorded net market valuation losses of $0.3 million and $0.6 million, respectively, on residential bridge loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At June 30, 2019, loans with a market value of $144 million were pledged as collateral under short-term borrowing agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The outstanding residential bridge loans held-for-investment at June 30, 2019 were first lien, fixed-rate, interest-only loans with a weighted average coupon of 9.08% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 690 and the weighted average LTV ratio of these loans was 74%.
At June 30, 2019, we had a $33 million commitment to fund residential bridge loans. See Note 16 for additional information on this commitment.
Note 8. Multifamily Loans
Beginning in the second half of 2018, we invested in multifamily subordinate securities issued by certain Freddie Mac K-Series securitization trusts and were required to consolidate the underlying multifamily loans owned at these entities for financial reporting purposes in accordance with GAAP. At June 30, 2019, we consolidated 250 held-for-investment multifamily loans, with an aggregate unpaid principal balance of $3.55 billion and a fair value of $3.75 billion, compared to 162 loans at December 31, 2018 with an aggregate unpaid principal balance of $2.13 billion and a fair value of $2.14 billion. The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entities at June 30, 2019 were first lien, fixed-rate loans that were originated between 2015 and 2017 and had original loan terms of seven to ten years and an original weighted average LTV ratio of 69%. At June 30, 2019, the weighted average coupon of these multifamily loans was 4.19% and the weighted average remaining loan term was six years. At both June 30, 2019 and December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three and six months ended June 30, 2019, we recorded net market valuation gains of $97 million and $131 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with the securitizations. The net impact to our income statement associated with our economic investment in the securities of the Freddie Mac K-Series securitization entities is presented in Note 5.
Note 9. Real Estate Securities
We invest in real estate securities that we acquire from third parties or create and retain from our Sequoia securitizations. The following table presents the fair values of our real estate securities by type at June 30, 2019 and December 31, 2018.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	June 30, 2019	December 31, 2018
Trading	$1,205,389	$1,118,612
Available-for-sale	272,097	333,882
Total Real Estate Securities	$1,477,486	$1,452,494

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
June 30, 2019
(Unaudited)

Note 9. Real Estate Securities - (continued)

Trading Securities
The following table presents the fair value of trading securities by position and collateral type at June 30, 2019 and December 31, 2018.
Table 9.2 – Trading Securities by Position

(In Thousands)	June 30, 2019	December 31, 2018
Senior	$170,731	$158,670
Mezzanine	748,282	610,819
Subordinate	286,376	349,123
Total Trading Securities	$1,205,389	$1,118,612
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities. At June 30, 2019, trading securities with a carrying value of $874 million as well as $148 million, $203 million, and $207 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, and Freddie Mac K-Series securitizations, respectively, were pledged as collateral under short-term borrowing agreements. See Note 13 for additional information on short-term debt.
At June 30, 2019 and December 31, 2018, our senior trading securities included $66 million and $82 million of interest-only securities, respectively, for which there is no principal balance, and the remaining unpaid principal balance of our senior trading securities was $102 million and $78 million, respectively. Our interest-only securities included $35 million and $43 million of A-IO-S securities at June 30, 2019 and December 31, 2018, respectively, which are securities we retained from certain of our Sequoia securitizations that represent certificated servicing strips.
At June 30, 2019 and December 31, 2018, our mezzanine and subordinate trading securities had an unpaid principal balance of $1.19 billion and $1.12 billion, respectively. At June 30, 2019 and December 31, 2018, the fair value of our mezzanine and subordinate securities was $1.03 billion and $960 million, respectively, and included $201 million and $277 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $73 million and $68 million, respectively, of Sequoia securities, $233 million and $186 million, respectively, of other third-party residential securities, and $528 million and $429 million, respectively, of third-party commercial/multifamily securities.
During the three and six months ended June 30, 2019, we acquired $115 million and $269 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $132 million and $161 million, respectively, of such securities. During the three and six months ended June 30, 2018, we acquired $233 million and $378 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $62 million and $244 million, respectively, of such securities.
During the three and six months ended June 30, 2019, we recorded net market valuation gains of $18 million and $40 million, respectively, on trading securities, included in Investment fair value changes, net on our consolidated statements of income. During the three and six months ended June 30, 2018, we recorded net market valuation losses of $1 million and $4 million, respectively, on trading securities, included in Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at June 30, 2019 and December 31, 2018.
Table 9.3 – Available-for-Sale Securities by Position

(In Thousands)	June 30, 2019	December 31, 2018
Senior	$44,467	$87,615
Mezzanine	8,976	36,407
Subordinate	218,654	209,860
Total AFS Securities	$272,097	$333,882

At June 30, 2019 and December 31, 2018, all of our available-for-sale securities were comprised of residential mortgage-backed securities. At June 30, 2019, AFS securities with a carrying value of $70 million were pledged as collateral under short-term borrowing agreements. See Note 13 for additional information on short-term debt.
During the three and six months ended June 30, 2019, we purchased $4 million and $9 million of AFS securities, respectively, and sold $25 million and $67 million of AFS securities, respectively, which resulted in net realized gains of $3 million and $9 million, respectively. During the three and six months ended June 30, 2018, we purchased $2 million and $6 million of AFS securities, respectively, and sold $41 million and $92 million of AFS securities, respectively, which resulted in net realized gains of $5 million and $14 million, respectively.
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
At June 30, 2019, there were no AFS securities with contractual maturities less than five years, $3 million with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at June 30, 2019 and December 31, 2018.
Table 9.4 – Carrying Value of AFS Securities

June 30, 2019
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$45,147	$8,778	$291,997	$345,922
Credit reserve	(1,323)	—	(33,526)	(34,849)
Unamortized discount, net	(15,009)	(576)	(121,697)	(137,282)
Amortized cost	28,815	8,202	136,774	173,791
Gross unrealized gains	15,664	774	81,880	98,318
Gross unrealized losses	(12)	—	—	(12)
Carrying Value	$44,467	$8,976	$218,654	$272,097

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

The following table presents the changes for the three and six months ended June 30, 2019, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$34,834	$142,013	$41,370	$151,200
Amortization of net discount	—	(2,059)	—	(3,989)
Realized credit losses	(1,014)	—	(1,180)	—
Acquisitions	787	350	1,464	704
Sales, calls, other	(5)	(2,775)	(6,397)	(11,041)
(Release of) transfers to credit reserves, net	247	(247)	(408)	408
Ending Balance	$34,849	$137,282	$34,849	$137,282

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at June 30, 2019 and December 31, 2018.
Table 9.6 – Components of Fair Value of Residential AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
June 30, 2019	$—	$—	$—	$6,445	$(12)	$6,433
December 31, 2018	12,923	(499)	12,424	7,464	(49)	7,415

At June 30, 2019, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 114 AFS securities, of which one was in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2018, our consolidated balance sheet included 128 AFS securities, of which seven were in an unrealized loss position and three were in a continuous unrealized loss position for 12 consecutive months or longer.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 9. Real Estate Securities - (continued)

Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were less than $0.1 million at June 30, 2019. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At June 30, 2019, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
For both the three and six months ended June 30, 2019, there were no other-than-temporary impairments related to our AFS securities. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at June 30, 2019.
Table 9.7 – Significant Valuation Assumptions

June 30, 2019	Range for Securities
Prepayment rates	15%	-	15%
Projected losses	1%	-	1%

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at June 30, 2019 and 2018, for which a portion of an OTTI was recognized in other comprehensive income.
Table 9.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$18,652	$20,924	$18,652	$21,037
Additions
Initial credit impairments	—	43	—	43
Reductions
Securities sold, or expected to sell	(14)	—	(14)	(99)
Securities with no outstanding principal at period end	(58)	—	(58)	(14)
Balance at End of Period	$18,580	$20,967	$18,580	$20,967

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 9. Real Estate Securities - (continued)

Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and six months ended June 30, 2019 and 2018.
Table 9.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Gross realized gains - sales	$2,827	$4,674	$9,487	$14,037
Gross realized gains - calls	—	43	4,026	43
Gross realized losses - sales	—	(3)	—	(3)
Total Realized Gains on Sales and Calls of AFS Securities, net	$2,827	$4,714	$13,513	$14,077

Note 10. Other Investments
Other investments at June 30, 2019 and December 31, 2018 are summarized in the following table.
Table 10.1 – Components of Other Investments

(In Thousands)	June 30, 2019	December 31, 2018
Servicer advance investments	$259,222	$300,468
Mortgage servicing rights	47,396	60,281
Excess MSRs	33,620	27,312
Investment in multifamily loan fund	28,678	—
Other notes receivable	3,214	—
Participation in loan warehouse facility	—	39,703
Investment in 5 Arches	—	10,754
Total Other Investments	$372,130	$438,518

Servicer advance investments
In 2018, we and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to a portfolio of legacy residential mortgage-backed securitizations serviced by the co-investor (See Note 4 for additional information regarding the transaction). At June 30, 2019, we had funded $66 million of capital to the SA Buyers and funded the remaining $6 million of capital in July 2019 (see Note 16 for additional detail).
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
Servicer advances are non-interest bearing and are a customary feature of residential mortgage securitization transactions. Servicer advances are generally reimbursable cash payments made by a servicer when the borrower fails to make scheduled payments due on a residential mortgage loan or to support the value of the collateral property. Servicer advances typically fall into three categories:

•
Principal and Interest Advances: cash payments made by the servicer to cover scheduled principal and interest payments on a residential mortgage loan that have not been paid on a timely basis by the borrower.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
At June 30, 2019, our servicer advance investments had a carrying value of $259 million and were associated with a portfolio of residential mortgage loans with an unpaid principal balance of $8.34 billion. The outstanding servicer advance receivables associated with this investment were $237 million at June 30, 2019, which were financed with short-term non-recourse securitization debt (see Note 13 for additional detail on this debt). The servicer advance receivables were comprised of the following types of advances at June 30, 2019 and December 31, 2018:
Table 10.2 – Components of Servicer Advance Receivables

(In Thousands)	June 30, 2019	December 31, 2018
Principal and interest advances	$91,707	$144,336
Escrow advances (taxes and insurance advances)	95,071	94,828
Corporate advances	49,854	47,614
Total Servicer Advance Receivables	$236,632	$286,778

We account for our servicer advance investments at fair value and during the three and six months ended June 30, 2019, we recorded $3 million and $5 million of interest income associated with these investments, respectively, and recorded net market valuation gains of $0.4 million and $1 million, respectively, through Investment fair value changes, net in our consolidated statements of income.
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
At June 30, 2019 and December 31, 2018, our MSRs had a fair value of $47 million and $60 million, respectively, and were associated with loans with an aggregate principal balance of $4.83 billion and $4.93 billion, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table presents activity for MSRs for the three and six months ended June 30, 2019 and 2018.
Table 10.3 – Activity for MSRs

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$55,284	$66,496	$60,281	$63,598
Additions	764	—	868	—
Sales	—	(1,077)	—	(1,077)
Changes in fair value due to:
Changes in assumptions (1)	(6,555)	943	(10,141)	5,289
Other changes (2)	(2,097)	(1,688)	(3,612)	(3,136)
Balance at End of Period	$47,396	$64,674	$47,396	$64,674

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to the realization of expected cash flows.
The following table presents the components of our MSR income for the three and six months ended June 30, 2019 and 2018.
Table 10.4 – Components of MSR Income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Servicing income	$3,850	$3,802	$7,460	$7,597
Cost of sub-servicer	(268)	(338)	(771)	(930)
Net servicing fee income	3,582	3,464	6,689	6,667
Market valuation changes of MSRs	(8,652)	(745)	(13,753)	2,147
Market valuation changes of associated derivatives	6,517	(1,122)	8,768	(6,261)
MSR reversal of provision for repurchases	207	277	207	277
MSR Income, Net (1)	$1,654	$1,874	$1,911	$2,830

(1)	MSR income, net is included in Other income, net on our consolidated statements of income.
Excess MSRs
In association with our servicer advance investments described above, in the fourth quarter of 2018, we (through our consolidated SA Buyers) also invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, beginning in 2018, we invested in excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three and six months ended June 30, 2019, we recognized $2 million and $4 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $0.1 million and $0.5 million, respectively, through Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Investment in Multifamily Loan Fund
In January 2019, we invested in a limited partnership created to acquire floating rate, light-renovation multifamily loans from Freddie Mac. We committed to fund an aggregate of $78 million to the partnership, and have funded approximately $29 million at June 30, 2019. Freddie Mac is providing a debt facility to finance loans purchased by the partnership. After the partnership's acquisitions have reached a specific threshold, the partnership and Freddie Mac may agree to include the related loans in a Freddie Mac-sponsored securitization and the limited partners may acquire the subordinate securities issued in any such securitization.
We account for our ownership interest in this partnership using the equity method of accounting as we are able to exert significant influence over but do not control the activities of the investee. At June 30, 2019, the carrying amount of our investment in the partnership was $29 million. We have elected to record our share of earnings or losses from this investment on a one-quarter lag. During the three months ended June 30, 2019, we recorded $0.1 million of losses associated with this investment in Other income, net on our consolidated statements of income.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 11. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at June 30, 2019 and December 31, 2018.
Table 11.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	June 30, 2019		December 31, 2018
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$18,576	$1,053,000	$28,211	$2,106,500
TBAs	1,784	950,000	4,665	520,000
Swaptions	682	200,000	—	—
Assets - Other Derivatives
Loan purchase commitments	5,567	775,831	2,913	331,161
Total Assets	$26,609	$2,978,831	$35,789	$2,957,661

Liabilities - Cash Flow Hedges
Interest rate swaps	$(49,827)	$139,500	$(34,492)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(118,609)	3,084,300	(36,416)	1,742,000
TBAs	(4,639)	1,150,000	(13,215)	935,000
Liabilities - Other Derivatives
Loan purchase commitments	(772)	245,111	(732)	137,224
Total Liabilities	$(173,847)	$4,618,911	$(84,855)	$2,953,724
Total Derivative Financial Instruments, Net	$(147,238)	$7,597,742	$(49,066)	$5,911,385

Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At June 30, 2019, we were party to swaps and swaptions with an aggregate notional amount of $4.34 billion and TBA agreements sold with an aggregate notional amount of $2.10 billion. At December 31, 2018, we were party to swaps with an aggregate notional amount of $3.85 billion and TBA agreements sold with an aggregate notional amount of $1.46 billion.
During the three and six months ended June 30, 2019, risk management derivatives had net market valuation losses of $66 million and $111 million, respectively. During the three and six months ended June 30, 2018, risk management derivatives had net market valuation gains of $22 million and $89 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and Other income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
Note 11. Derivative Financial Instruments - (continued)

Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. For the three and six months ended June 30, 2019, LPCs and FSCs had net market valuation gains of $17 million and $29 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income. For the three and six months ended June 30, 2018, LPCs and FSCs had net market valuation losses of $3 million and $10 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the three and six months ended June 30, 2019, changes in the values of designated cash flow hedges were negative $10 million and negative $15 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For the three and six months ended June 30, 2018, changes in the values of designated cash flow hedges were positive $3 million and positive $12 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $49 million and $34 million at June 30, 2019 and December 31, 2018, respectively.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and six months ended June 30, 2019 and 2018.
Table 11.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Net interest expense on cash flows hedges	$(640)	$(804)	$(1,277)	$(1,802)
Total Interest Expense	$(640)	$(804)	$(1,277)	$(1,802)

Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At June 30, 2019, we assessed this risk as remote and did not record a specific valuation adjustment.
At June 30, 2019, we had outstanding derivative agreements with three counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 12. Other Assets and Liabilities
Other assets at June 30, 2019 and December 31, 2018, are summarized in the following table.
Table 12.1 – Components of Other Assets

(In Thousands)	June 30, 2019	December 31, 2018
Margin receivable	$211,199	$100,773
FHLBC stock	43,393	43,393
Pledged collateral	42,913	42,433
Right-of-use asset	11,573	—
REO	6,305	3,943
Fixed assets and leasehold improvements (1)	5,093	5,106
Investment receivable	1,697	6,959
Other	11,950	15,218
Total Other Assets	$334,123	$217,825

(1)	Fixed assets and leasehold improvements had a basis of $11 million and accumulated depreciation of $6 million at June 30, 2019.
Accrued expenses and other liabilities at June 30, 2019 and December 31, 2018 are summarized in the following table.
Table 12.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	June 30, 2019	December 31, 2018
Contingent consideration	$24,932	$—
Payable to minority partner	16,937	14,331
Guarantee obligations	15,744	16,711
Accrued compensation	13,671	19,769
Lease liability	13,082	—
Deferred tax liabilities	11,986	9,022
Residential bridge loan holdbacks	6,016	—
Residential loan and MSR repurchase reserve	3,769	4,189
Accrued operating expenses	3,149	3,122
Legal reserve	2,000	2,000
Accrued income taxes payable	764	423
Margin payable	—	835
Other	5,378	8,317
Total Accrued Expenses and Other Liabilities	$117,428	$78,719

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
June 30, 2019
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
Investment Receivable
At June 30, 2019, investment receivable primarily consisted of unsettled trade receivables related to real estate securities sales. In accordance with our policy to record purchases and sales of securities on the trade date, if the trade and settlement of a purchase or sale crosses over a quarterly reporting period, we will record an investment receivable for sales and an unsettled trades liability for purchases.
REO
The carrying value of REO at June 30, 2019 was $6 million, which included $1 million of REO from our Legacy Sequoia entities and $5 million from our residential bridge loan portfolio. During the six months ended June 30, 2019, transfers into REO included $0.1 million from Legacy Sequoia entities and a $5 million residential bridge loan. During the six months ended June 30, 2019, there were Legacy Sequoia REO liquidations of $3 million, resulting in $0.5 million of unrealized gains which were recorded in Investment fair value changes, net, on our consolidated statements of income. At June 30, 2019, there were seven REO properties at our Legacy Sequoia entities and one residential bridge loan REO property recorded on our consolidated balance sheets. At December 31, 2018, there were 13 REO properties recorded, all of which were owned at consolidated Legacy Sequoia entities.
Legal and Repurchase Reserves
See Note 16 for additional information on the legal and residential repurchase reserves.
Payable to Minority Partner
In 2018, Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 4 and Note 10 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities and at June 30, 2019, the carrying value of their interests was $17 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the three and six months ended June 30, 2019, we allocated $0.2 million and $0.5 million of gains to the co-investors, respectively, which were recorded in Other income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 13. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At June 30, 2019, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. For additional information about these financial covenants and our short-term debt, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at June 30, 2019 and December 31, 2018.
Table 13.1 – Short-Term Debt

	June 30, 2019
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	4	$638,055	$1,425,000	3.90%	8/2019-3/2020	166
Real estate securities repo (1)	10	1,213,920	—	3.48%	7/2019-8/2019	27
Single-family rental loan warehouse (2)	2	53,998	400,000	4.67%	6/2020-6/2021	426
Residential bridge loan warehouse (2)	4	120,445	330,000	4.93%	11/2019-5/2022	821
Business purpose loan working capital (2)	1	—	15,000	5.00%	12/2020	N/A
Total Short-Term Debt Facilities	21	2,026,418
Servicer advance financing	1	236,231	350,000	4.23%	11/2019	152
Convertible notes, net	N/A	200,236	—	5.63%	11/2019	138
Total Short-Term Debt		$2,462,885

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
Note 13. Short-Term Debt - (continued)

	December 31, 2018
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	4	$860,650	$1,425,000	4.10%	2/2019-12/2019	178
Real estate securities repo (1)	9	988,890	—	3.47%	1/2019-3/2019	26
Single-family rental loan warehouse (2)	2	22,053	400,000	4.77%	6/2020-6/2021	560
Residential bridge loan warehouse (2)	2	66,327	80,000	5.20%	11/2019-4/2021	629
Total Short-Term Debt Facilities	17	1,937,920
Servicer advance financing	1	262,740	350,000	4.32%	11/2019	333
Convertible notes, net	N/A	199,619		5.63%	11/2019	319
Total Short-Term Debt		$2,400,279

(1)
Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At June 30, 2019, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.

(2)
Due to the revolving nature of the borrowings under these facilities, we have classified these facilities as short-term debt at June 30, 2019. Borrowings under these facilities will be repaid as the underlying loans mature or are sold to third parties or transferred to securitizations.

At June 30, 2019 and December 31, 2018, the fair value of held-for-sale residential loans pledged as collateral under our short-term debt facilities was $712 million and $935 million, respectively. At June 30, 2019, the fair value of real estate securities pledged as collateral under our short-term debt facilities was $945 million, and also included $148 million of securities retained from our consolidated Sequoia Choice securitizations as well as $203 million and $207 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-series securitizations, respectively. At December 31, 2018, the fair value of real estate securities pledged as collateral under our short-term debt facilities was $844 million, and also included $130 million of securities retained from our consolidated Sequoia Choice securitizations as well as $229 million and $18 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-series securitizations, respectively. The fair value of single-family rental and residential bridge loans pledged as collateral under our warehouse facilities was $71 million and $144 million, respectively, at June 30, 2019 and $28 million and $98 million, respectively, at December 31, 2018.
For the three and six months ended June 30, 2019, the average balances of our short-term debt facilities were $1.86 billion and $1.73 billion, respectively. At June 30, 2019 and December 31, 2018, accrued interest payable on our short-term debt facilities was $5 million and $4 million, respectively.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At June 30, 2019, the fair value of servicer advances, cash and restricted cash collateralizing the securitization financing was $265 million. At June 30, 2019, the accrued interest payable balance on this financing was $0.3 million and the unamortized capitalized commitment costs were $1 million.
During the fourth quarter of 2018, $201 million principal amount of 5.625% exchangeable senior notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At June 30, 2019, the accrued interest payable balance on this debt was $1 million. See Note 15 for additional information on our convertible notes.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $4 million at June 30, 2019. At both June 30, 2019 and December 31, 2018, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
Note 13. Short-Term Debt - (continued)

Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt as well as our convertible notes at June 30, 2019.
Table 13.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	June 30, 2019
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$189,798	$448,257	$638,055
Real estate securities	871,520	342,400	—	1,213,920
Single-family rental loans	—	—	53,998	53,998
Residential bridge loans	—	—	120,445	120,445
Total Secured Short-Term Debt	871,520	532,198	622,700	2,026,418
Servicer advance financing	—	—	236,231	236,231
Convertible notes, net	—	—	200,236	200,236
Total Short-Term Debt	$871,520	$532,198	$1,059,167	$2,462,885

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
June 30, 2019
(Unaudited)

Note 14. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by Sequoia securitization entities we sponsored at June 30, 2019 and December 31, 2018, along with other selected information, are summarized in the following table.

Table 14.1 – Asset-Backed Securities Issued

June 30, 2019	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
(Dollars in Thousands)
Certificates with principal balance	$468,193	$1,862,408	$951,074	$3,244,398	$6,526,073
Interest-only certificates	1,637	17,713	—	207,278	226,628
Market valuation adjustments	(20,968)	49,323	40,692	91,381	160,428
ABS Issued, Net	$448,862	$1,929,444	$991,766	$3,543,057	$6,913,129
Range of weighted average interest rates, by series	2.55% to 3.68%	4.42% to 5.08%	3.50%	3.39% to 4.20%
Stated maturities	2024 - 2036	2047 - 2049	2028	2025 - 2049
Number of series	20	7	1	4

December 31, 2018	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
(Dollars in Thousands)
Certificates with principal balance	$540,456	$1,838,758	$993,659	$1,936,691	$5,309,564
Interest-only certificates	1,537	25,662	—	131,600	158,799
Market valuation adjustments	(29,753)	20,590	89	(49,216)	(58,290)
ABS Issued, Net	$512,240	$1,885,010	$993,748	$2,019,075	$5,410,073
Range of weighted average interest rates, by series	1.36% to 3.60%	4.46% to 4.97%	3.51%	3.39% to 4.08%
Stated maturities	2024 - 2036	2047 - 2048	2028	2025 - 2049
Number of series	20	6	1	3

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At June 30, 2019, all of the ABS issued and outstanding had contractual maturities beyond five years. The following table summarizes the accrued interest payable on ABS issued at June 30, 2019 and December 31, 2018. Interest due on consolidated ABS issued is payable monthly.
Table 14.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	June 30, 2019	December 31, 2018
Legacy Sequoia	$519	$571
Sequoia Choice	7,322	7,180
Freddie Mac SLST	2,774	2,907
Freddie Mac K-Series	10,822	6,239
Total Accrued Interest Payable on ABS Issued	$21,437	$16,897

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 14. Asset-Backed Securities Issued - (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at June 30, 2019 and December 31, 2018.
Table 14.3 – Collateral for Asset-Backed Securities Issued

June 30, 2019	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
(In Thousands)
Residential loans	$457,750	$2,147,356	$1,235,089	$—	$3,840,195
Multifamily loans	—	—	—	3,749,657	3,749,657
Restricted cash	144	14	—	—	158
Accrued interest receivable	771	8,946	3,786	11,317	24,820
REO	1,448	—	—	—	1,448
Total Collateral for ABS Issued	$460,113	$2,156,316	$1,238,875	$3,760,974	$7,616,278

December 31, 2018	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
(In Thousands)
Residential loans	$519,958	$2,079,382	$1,222,669	$—	$3,822,009
Multifamily loans	—	—	—	2,144,598	2,144,598
Restricted cash	146	1,022	—	—	1,168
Accrued interest receivable	822	8,988	3,926	6,595	20,331
REO	3,943	—	—	—	3,943
Total Collateral for ABS Issued	$524,869	$2,089,392	$1,226,595	$2,151,193	$5,992,049

Note 15. Long-Term Debt

FHLBC Borrowings

In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At June 30, 2019, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the three and six months ended June 30, 2019, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At June 30, 2019, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.57% and a weighted average maturity of approximately six years. At December 31, 2018, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.52% and a weighted average maturity of seven years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. At June 30, 2019, total advances under this agreement were secured by residential mortgage loans with a fair value of $2.39 billion. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At June 30, 2019, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
Note 15. Long-Term Debt - (continued)

The following table presents maturities of our FHLBC borrowings by year at June 30, 2019.
Table 15.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	June 30, 2019
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999

For additional information about our FHLBC borrowings, see Part I, Item 2 of Quarterly Report on Form 10-Q under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Convertible Notes
In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. These convertible notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or conversion, which will be no later than July 15, 2024. After deducting the issuance discount, the underwriting discount and offering costs, we received $194 million of net proceeds. Including amortization of deferred debt issuance costs and the debt discount, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. These notes are convertible at the option of the holder at a conversion rate of 54.7645 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.26 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At June 30, 2019, the outstanding principal amount of these notes was $200 million and the accrued interest payable on this debt was $5 million. At June 30, 2019, the unamortized deferred issuance costs and debt discount were $4 million and $1 million, respectively.
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.75% until maturity or conversion, which will be no later than August 15, 2023. After deducting the underwriting discount and offering costs, we received $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At June 30, 2019, these notes were convertible at the option of the holder at a conversion rate of 53.9060 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.55 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At June 30, 2019, the outstanding principal amount of these notes was $245 million. At June 30, 2019, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $5 million.
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At June 30, 2019, these notes were exchangeable at the option of the holder at an exchange rate of 46.2370 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.63 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. Additionally, during the fourth quarter of 2018, $201 million principal amount of these notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At June 30, 2019, the outstanding principal amount of these notes was $201 million. At June 30, 2019, the accrued interest payable balance on this debt was $1 million and the unamortized deferred issuance costs were $1 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
Note 15. Long-Term Debt - (continued)

Trust Preferred Securities and Subordinated Notes
At June 30, 2019, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed. The $100 million trust preferred securities will be redeemed no later than January 30, 2037, and the $40 million subordinated notes will be redeemed no later than July 30, 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.9% per annum. At both June 30, 2019 and December 31, 2018, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.
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
Note 16. Commitments and Contingencies
Lease Commitments
At June 30, 2019, we were obligated under five non-cancelable operating leases with expiration dates through 2028 for $16 million of cumulative lease payments. Our principal executive and administrative office is located in Mill Valley, California and we have several additional offices, as disclosed in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2018. Additionally, with our acquisition of 5 Arches in the first quarter of 2019, we added an office located in Irvine, California. Our operating lease expense was $1 million for both six-month periods ended June 30, 2019 and 2018.
The following table presents our future lease commitments and a reconciliation to our lease liability at June 30, 2019.
Table 16.1 – Future Lease Commitments by Year

(In Thousands)	June 30, 2019
2019 (6 months)	$1,376
2020	2,721
2021	1,864
2022	1,468
2023 and thereafter	8,749
Total Lease Commitments	16,178
Less: Imputed interest	(3,096)
Lease Liability	$13,082

During the three months ended March 31, 2019, we adopted ASU 2016-02, "Leases," which required us to recognize a lease liability that was equal to the present value of our remaining lease payments of $16 million discounted at various incremental borrowing rates, and a right-of-use asset, which was equal to our lease liability adjusted for our deferred rent liability. We elected to apply the new guidance using the optional transition method, which permits lessees to measure the lease liability and right-of-use asset at January 1, 2019, without adjusting the comparative periods presented. We elected the package of practical expedients under the transition guidance within this standard, which allowed us to carry forward the classifications of each of our four existing leases as operating leases and to continue to expense lease payments on a straight-line basis. As one of our operating leases qualifies for the short-term lease exception under this guidance, we will continue to account for this lease under legacy GAAP and did not include this lease in our calculation of the lease liability and right-of-use asset. At June 30, 2019, our lease liability was $13 million, which was a component of Accrued expenses and other liabilities, and our right-of-use asset was $12 million, which was a component of Other assets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
Note 16. Commitments and Contingencies - (continued)

We determined that the four remaining leases did not contain an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the date of adoption. At June 30, 2019, the weighted-average remaining lease term and weighted-average discount rate for our leases was 8 years and 5.3%, respectively.
Commitment to Fund Residential Bridge Loans
As of June 30, 2019, we had commitments to fund $33 million of residential bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before we fund the commitment. We may also advance funds related to loans sold under a separate loan sale agreement that are generally repaid immediately by the loan purchaser and do not generally expose us to loss (outstanding commitments related to these loans that we may temporarily fund totaled approximately $80 million at June 30, 2019).
Commitment to Fund Partnerships
In the fourth quarter of 2018, we invested in two partnerships created to acquire and manage certain mortgage servicing related assets (see Note 10 for additional detail). At June 30, 2019, we had an outstanding commitment to fund an additional $6 million to these partnerships to acquire additional outstanding servicer advances and excess MSRs. We funded this remaining commitment in July 2019. In connection with this investment, we are also required to fund future net servicer advances related to the underlying mortgage loans. The actual amount of net servicer advances we may fund in the future is subject to significant uncertainty and will be based on the credit and prepayment performance of the underlying loans.
In the first quarter of 2019, we invested in a partnership created to acquire floating rate, light-renovation multifamily loans from Freddie Mac (see Note 10 for additional detail). At June 30, 2019, we had an outstanding commitment to fund an additional $49 million to the partnership. Additionally, in connection with this transaction, we have made a guarantee to Freddie Mac in the event of losses incurred on the loans that exceed the equity available in the partnership to absorb such losses. At June 30, 2019, the carrying value of this guarantee was $0.1 million. We believe the likelihood of performance under the guarantee is remote. Our maximum loss exposure from this guarantee arrangement is $135 million.
5 Arches Contingent Consideration
As part of the consideration for our acquisition of 5 Arches, we are committed to make earn-out payments up to $27 million, payable in a mix of cash and Redwood common stock, which will be calculated following each of the first two anniversaries of the option closing date based on loan origination volumes exceeding certain specified thresholds. These contingent earn-out payments are classified as a contingent consideration liability and carried at fair value. At June 30, 2019, our estimated fair value of this contingent liability was $25 million.
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
June 30, 2019
(Unaudited)
Note 16. Commitments and Contingencies - (continued)

Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At June 30, 2019, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At June 30, 2019, we had not incurred any losses under these arrangements. For the three and six months ended June 30, 2019, other income related to these arrangements was $1 million for each of these periods, and net market valuation losses related to these investments were $0.1 million for each of these periods. For the three and six months ended June 30, 2018, other income related to these arrangements was $1 million and $2 million, respectively, and net market valuation losses related to these investments were $0.2 million and $0.3 million, respectively.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at June 30, 2019, the loans had an unpaid principal balance of $1.74 billion and a weighted average FICO score of 759 (at origination) and LTV ratio of 76% (at origination). At June 30, 2019, $6 million of the loans were 90 days or more delinquent, of which $2 million were in foreclosure. At June 30, 2019, the carrying value of our guarantee obligation was $16 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2019 and December 31, 2018, assets of such SPEs totaled $48 million and $47 million, respectively, and liabilities of such SPEs totaled $16 million and $17 million, respectively.
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
At both June 30, 2019 and December 31, 2018, our repurchase reserve associated with our residential loans and MSRs was $4 million and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received seven repurchase requests during the six months ended June 30, 2019, and did not repurchase any loans during this period. During the six months ended June 30, 2019 and 2018, we recorded reversals of repurchase provisions of $0.4 million and $0.5 million, respectively, that were recorded in Mortgage banking activities, net and Other income, net on our consolidated statements of income.
Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at June 30, 2019, approximately $127 million of principal and $12 million of interest payments had been made in respect of the Seattle Certificate. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
Note 16. Commitments and Contingencies - (continued)

On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at June 30, 2019, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.
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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At June 30, 2019, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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
June 30, 2019
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
Note 17. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three and six months ended June 30, 2019 and 2018.
Table 17.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$92,567	$(39,883)	$114,577	$(34,522)
Other comprehensive income (loss) before reclassifications (1)	8,562	(9,501)	(3,104)	3,417
Amounts reclassified from other accumulated comprehensive income	(2,822)	—	(4,748)	—
Net current-period other comprehensive income (loss)	5,740	(9,501)	(7,852)	3,417
Balance at End of Period	$98,307	$(49,384)	$106,725	$(31,105)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
Note 17. Equity - (continued)

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$95,342	$(34,045)	$128,201	$(42,953)
Other comprehensive income (loss) before reclassifications (1)	15,280	(15,339)	(7,341)	11,848
Amounts reclassified from other accumulated comprehensive income	(12,315)	—	(14,135)	—
Net current-period other comprehensive income (loss)	2,965	(15,339)	(21,476)	11,848
Balance at End of Period	$98,307	$(49,384)	$106,725	$(31,105)

(1)
Amounts presented for net unrealized gains on available-for-sale securities are net of tax benefit (provision) of $0.2 million and $0.1 million for the three and six months ended June 30, 2018, respectively.

The following table provides a summary of reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018.
Table 17.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended June 30,
(In Thousands)	Income Statement	2019	2018
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$—	$56
Gain on sale of AFS securities	Realized gains, net	(2,822)	(4,804)
		$(2,822)	$(4,748)

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Six Months Ended June 30,
(In Thousands)	Income Statement	2019	2018
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$—	$56
Gain on sale of AFS securities	Realized gains, net	(12,315)	(14,191)
		$(12,315)	$(14,135)

(1)
For both the three and six months ended June 30, 2019, there were no other-than-temporary impairments. For both the three and six months ended June 30, 2018, other-than-temporary impairments were $0.3 million, of which $0.1 million were recognized through our consolidated statements of income and $0.2 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
Note 17. Equity - (continued)

Issuance of Common Stock
In the fourth quarter of 2018, we established a program to sell up to an aggregate of $150 million of common stock from time to time in at-the-market ("ATM") offerings. During the fourth quarter of 2018, we issued 1,550,819 common shares for net proceeds of approximately $25 million through ATM offerings. During both the three and six months ended June 30, 2019, we issued 791,191 common shares for net proceeds of approximately $13 million through ATM offerings. At June 30, 2019, approximately $112 million remained outstanding for future offerings under this program.
On January 29, 2019, we sold 11,500,000 shares of common stock in an underwritten public offering, resulting in net proceeds of approximately $177 million.
Direct Stock Purchase and Dividend Reinvestment Plan
During the six months ended June 30, 2019, we issued 399,838 shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan, resulting in net proceeds of approximately $6 million.
Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and six months ended June 30, 2019 and 2018.
Table 17.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except Share Data)	2019	2018	2019	2018
Basic Earnings per Common Share:
Net income attributable to Redwood	$31,266	$32,747	$85,730	$79,592
Less: Dividends and undistributed earnings allocated to participating securities	(877)	(1,074)	(2,417)	(2,535)
Net income allocated to common shareholders	$30,389	$31,673	$83,313	$77,057
Basic weighted average common shares outstanding	96,983,764	75,380,715	94,846,431	75,388,638
Basic Earnings per Common Share	$0.31	$0.42	$0.88	$1.02
Diluted Earnings per Common Share:
Net income attributable to Redwood	$31,266	$32,747	$85,730	$79,592
Less: Dividends and undistributed earnings allocated to participating securities	(1,053)	(1,156)	(2,595)	(2,584)
Add back: Interest expense on convertible notes for the period, net of tax	8,698	6,335	17,385	14,976
Net income allocated to common shareholders	$38,911	$37,926	$100,520	$91,984
Weighted average common shares outstanding	96,983,764	75,380,715	94,846,431	75,388,638
Net effect of dilutive equity awards	270,550	277,788	210,360	156,307
Net effect of assumed convertible notes conversion to common shares	33,442,640	24,773,490	33,442,640	28,746,235
Diluted weighted average common shares outstanding	130,696,954	100,431,993	128,499,431	104,291,180
Diluted Earnings per Common Share	$0.30	$0.38	$0.78	$0.88

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
Note 17. Equity - (continued)

During the three and six months ended June 30, 2019 and 2018, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three and six months ended June 30, 2019, the number of outstanding equity awards that were antidilutive totaled 8,996 and 8,186, respectively. For the three and six months ended June 30, 2018, the number of outstanding equity awards that were antidilutive totaled 7,091 and 6,965, respectively.
Stock Repurchases
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At June 30, 2019, $100 million of the current authorization remained available for the repurchase of shares of our common stock.
Note 18. Equity Compensation Plans
At June 30, 2019 and December 31, 2018, 4,202,935 and 4,616,776 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $27 million at June 30, 2019, as shown in the following table.
Table 18.1 – Activities of Equity Compensation Costs by Award Type

	Six Months Ended June 30, 2019
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$3,498	$74	$14,489	$7,061	$—	$25,122
Equity grants	—	3,483	4,831	—	160	8,474
Equity grant forfeitures	—	—	—	—	—	—
Equity compensation expense	(766)	(277)	(4,184)	(1,670)	(80)	(6,977)
Unrecognized Compensation Cost at End of Period	$2,732	$3,280	$15,136	$5,391	$80	$26,619

At June 30, 2019, the weighted average amortization period remaining for all of our equity awards was two years.
Restricted Stock Awards ("RSAs")
At June 30, 2019 and December 31, 2018, there were 218,022 and 334,606 shares, respectively, of RSAs outstanding. Restrictions on these shares lapse through 2022. During the six months ended June 30, 2019, there were no RSAs granted, restrictions on 116,584 RSAs lapsed and those shares were distributed, and no RSAs forfeited.
Restricted Stock Units ("RSUs")
At June 30, 2019 and December 31, 2018, there were 229,943 and 4,876 shares, respectively, of RSUs outstanding. Restrictions on these shares lapse through 2023. During the six months ended June 30, 2019, there were 225,067 RSUs granted, no RSUs distributed, and no RSUs forfeited.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
Note 18. Equity Compensation Plans - (continued)

Deferred Stock Units (“DSUs”)
At June 30, 2019 and December 31, 2018, there were 2,405,497 and 2,336,720 DSUs, respectively, outstanding of which 1,249,606 and 1,181,622, respectively, had vested. During the six months ended June 30, 2019, there were 329,228 DSUs granted, 260,451 DSUs distributed, and no DSUs forfeited. Unvested DSUs at June 30, 2019 vest through 2023.
Performance Stock Units (“PSUs”)
At both June 30, 2019 and December 31, 2018, the target number of PSUs that were unvested was 725,616. Vesting for all PSUs will generally occur at the end of three years from their grant date based on various TSR performance calculations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 600,000 shares of common stock to be purchased in aggregate for all employees. As of June 30, 2019 and December 31, 2018, 406,941 and 390,569 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at June 30, 2019.
Note 19. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2019 and 2018.
Table 19.1 – Mortgage Banking Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$20,267	$3,364	$35,111	$1,170
Risk management derivatives (2)	(5,760)	6,150	(9,898)	34,582
Other income, net (3)	852	1,082	973	1,420
Total residential mortgage banking activities, net	15,359	10,596	26,186	37,172

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
Single-family rental loans, at fair value (1)	1,882	—	3,626	—
Risk management derivatives (2)	(1,671)	—	(2,517)	—
Residential bridge loans, at fair value	1,012	—	1,098	—
Other income, net (4)	2,578	—	3,076	—
Total business purpose mortgage banking activities, net	3,801	—	5,283	—
Mortgage Banking Activities, Net	$19,160	$10,596	$31,469	$37,172

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

(4)	Amounts in this line item include other fee income from loan originations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 20. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2019 and 2018.
Table 20.1 – Investment Fair Value Changes

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$35,548	$(15,010)	$63,656	$(53,995)
Residential bridge loans held-for-investment	(318)	—	(621)	—
Trading securities	18,442	(930)	40,302	(3,885)
Servicer advance investments	432	—	1,440	—
Excess MSRs	(65)	—	(502)	—
REO	(139)	—	(139)	—
Net investments in Legacy Sequoia entities (1)	(123)	(720)	(497)	(728)
Net investments in Sequoia Choice entities (1)	2,879	1,072	6,144	986
Net investment in Freddie Mac SLST entity (1)	8,037	—	14,402	—
Net investments in Freddie Mac K-Series entities (1)	3,246	—	6,365	—
Risk-sharing investments	(61)	(209)	(138)	(348)
Risk management derivatives, net	(64,740)	16,742	(107,115)	60,524
Impairments on AFS securities	—	(56)	—	(56)
Investment Fair Value Changes, Net	$3,138	$889	$23,297	$2,498

(1)
Includes changes in fair value of the loans held-for-investment, REO and the ABS issued at the entities, which netted together represent the change in value of our investments at the consolidated VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 21. Other Income, Net
The following table presents the components of Other income, net, recorded in our consolidated statements of income for the three and six months ended June 30, 2019 and 2018.
Table 21.1 – Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
MSR income, net	$1,654	$1,874	$1,911	$2,830
Risk share income	800	1,020	1,446	1,799
FHLBC capital stock dividend	535	428	1,082	811
Equity investment losses	(96)	—	(5)	—
5 Arches management fee income	1,488	—	1,954	—
Amortization of intangible assets	(1,900)	—	(2,532)	—
Gain on re-measurement of investment in 5 Arches	—	—	2,441	—
Other	(74)	—	(303)	—
Other Income, Net	$2,407	$3,322	$5,994	$5,440

Note 22. Operating Expenses
Components of our operating expenses for the three and six months ended June 30, 2019 and 2018 are presented in the following table.
Table 22.1 – Components of Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Fixed compensation expense	$9,252	$5,775	$17,457	$12,214
Variable compensation expense	4,021	1,825	8,423	8,732
Equity compensation expense	4,024	3,835	6,977	6,532
Total compensation expense	17,297	11,435	32,857	27,478
Systems and consulting	2,536	1,774	4,364	3,640
Loan acquisition costs (1)	1,516	2,155	2,993	3,973
Office costs	1,585	1,084	2,889	2,224
Accounting and legal	960	1,074	2,085	1,908
Corporate costs	545	496	1,219	1,000
Other operating expenses	1,816	991	3,007	1,816
Total Operating Expenses	$26,255	$19,009	$49,414	$42,039

(1)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 23. Taxes
For the six months ended June 30, 2019 and 2018, we recognized a provision for income taxes of $3 million and $7 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at June 30, 2019 and 2018.
Table 23.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	June 30, 2019	June 30, 2018
Federal statutory rate	21.0%	21.0%
State statutory rate, net of Federal tax effect	8.6%	8.6%
Differences in taxable (loss) income from GAAP income	(4.7)%	(2.9)%
Change in valuation allowance	(3.6)%	(3.3)%
Dividends paid deduction	(17.7)%	(14.9)%
Effective Tax Rate	3.6%	8.5%

We assessed our tax positions for all open tax years (i.e., Federal, 2015 to 2019, and State, 2014 to 2019) at June 30, 2019 and December 31, 2018, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
Note 24. Segment Information
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 24. Segment Information - (continued)

The following tables present financial information by segment for the three and six months ended June 30, 2019 and 2018.
Table 24.1 – Business Segment Financial Information

	Three Months Ended June 30, 2019
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$132,048	$11,352	$5,142	$148,542
Interest expense	(93,912)	(6,595)	(15,713)	(116,220)
Net interest income (loss)	38,136	4,757	(10,571)	32,322
Non-interest income
Mortgage banking activities, net	—	19,160	—	19,160
Investment fair value changes, net	3,297	—	(159)	3,138
Other income (expense), net	2,874	(156)	(311)	2,407
Realized gains, net	2,827	—	—	2,827
Total non-interest income, net	8,998	19,004	(470)	27,532
Direct operating expenses	(2,258)	(11,571)	(12,426)	(26,255)
Provision for income taxes	(896)	(1,437)	—	(2,333)
Segment Contribution	$43,980	$10,753	$(23,467)
Net Income				$31,266
Non-cash amortization income (expense), net	$2,622	$(2,014)	$(1,125)	$(517)

	Three Months Ended June 30, 2018
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$64,569	$13,084	$5,323	$82,976
Interest expense	(27,004)	(7,629)	(13,580)	(48,213)
Net interest income (loss)	37,565	5,455	(8,257)	34,763
Non-interest income
Mortgage banking activities, net	—	10,596	—	10,596
Investment fair value changes, net	1,600	—	(711)	889
Other income, net	3,322	—	—	3,322
Realized gains, net	4,714	—	—	4,714
Total non-interest income, net	9,636	10,596	(711)	19,521
Direct operating expenses	(1,858)	(5,739)	(11,412)	(19,009)
Provision for income taxes	(1,130)	(1,398)	—	(2,528)
Segment Contribution	$44,213	$8,914	$(20,380)
Net Income				$32,747
Non-cash amortization income (expense), net	$4,654	$(22)	$(891)	$3,741

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 24. Segment Information - (continued)

	Six Months Ended June 30, 2019
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$247,500	$21,729	$10,354	$279,583
Interest expense	(171,799)	(12,159)	(31,538)	(215,496)
Net interest income (loss)	75,701	9,570	(21,184)	64,087
Non-interest income
Mortgage banking activities, net	—	31,469	—	31,469
Investment fair value changes, net	23,853	—	(556)	23,297
Other income, net	4,095	(323)	2,222	5,994
Realized gains, net	13,513	—	—	13,513
Total non-interest income, net	41,461	31,146	1,666	74,273
Direct operating expenses	(4,919)	(19,675)	(24,820)	(49,414)
Provision for income taxes	(1,238)	(1,978)	—	(3,216)
Segment Contribution	$111,005	$19,063	$(44,338)
Net Income				$85,730
Non-cash amortization income (expense), net	$4,990	$(2,737)	$(2,425)	$(172)

	Six Months Ended June 30, 2018
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$123,326	$25,981	$10,288	$159,595
Interest expense	(46,867)	(13,766)	(29,094)	(89,727)
Net interest income (loss)	76,459	12,215	(18,806)	69,868
Non-interest income
Mortgage banking activities, net	—	37,172	—	37,172
Investment fair value changes, net	3,190	—	(692)	2,498
Other income, net	5,440	—	—	5,440
Realized gains, net	14,077	—	—	14,077
Total non-interest income, net	22,707	37,172	(692)	59,187
Direct operating expenses	(3,865)	(14,371)	(23,803)	(42,039)
Provision for income taxes	(2,018)	(5,406)	—	(7,424)
Segment Contribution	$93,283	$29,610	$(43,301)
Net Income				$79,592
Non-cash amortization income (expense), net	$9,271	$(44)	$(1,845)	$7,382

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 24. Segment Information - (continued)

The following table presents the components of Corporate/Other for the three and six months ended June 30, 2019 and 2018.
Table 24.2 – Components of Corporate/Other

	Three Months Ended June 30,
	2019			2018
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$4,776	$366	$5,142	$5,017	$306	$5,323
Interest expense	(3,981)	(11,732)	(15,713)	(4,215)	(9,365)	(13,580)
Net interest income (loss)	795	(11,366)	(10,571)	802	(9,059)	(8,257)
Non-interest income
Investment fair value changes, net	(123)	(36)	(159)	(720)	9	(711)
Other income	—	(311)	(311)	—	—	—
Total non-interest income, net	(123)	(347)	(470)	(720)	9	(711)
Direct operating expenses	—	(12,426)	(12,426)	—	(11,412)	(11,412)
Total	$672	$(24,139)	$(23,467)	$82	$(20,462)	$(20,380)

	Six Months Ended June 30,
	2019			2018
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$9,629	$725	$10,354	$9,829	$459	$10,288
Interest expense	(8,096)	(23,442)	(31,538)	(8,067)	(21,027)	(29,094)
Net interest income (loss)	1,533	(22,717)	(21,184)	1,762	(20,568)	(18,806)
Non-interest income
Investment fair value changes, net	(497)	(59)	(556)	(728)	36	(692)
Other income	—	2,222	2,222	—	—	—
Total non-interest income, net	(497)	2,163	1,666	(728)	36	(692)
Direct operating expenses	—	(24,820)	(24,820)	—	(23,803)	(23,803)
Total	$1,036	$(45,374)	$(44,338)	$1,034	$(44,335)	$(43,301)

(1)	Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 24. Segment Information - (continued)

The following table presents supplemental information by segment at June 30, 2019 and December 31, 2018.
Table 24.3 – Supplemental Segment Information

(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
June 30, 2019
Residential loans	$5,777,759	$1,047,856	$457,750	$7,283,365
Business purpose residential loans	159,353	91,501	—	250,854
Multifamily loans	3,749,657	—	—	3,749,657
Real estate securities	1,477,486	—	—	1,477,486
Other investments	369,900	2,230	—	372,130
Goodwill and intangible assets	—	50,999	—	50,999
Total assets	11,790,419	1,225,117	836,050	13,851,586

December 31, 2018
Residential loans	$5,685,983	$1,048,801	$519,958	$7,254,742
Business purpose residential loans	112,798	28,460	—	141,258
Multifamily loans	2,144,598	—	—	2,144,598
Real estate securities	1,452,494	—	—	1,452,494
Other investments	427,764	—	10,754	438,518
Total assets	10,093,993	1,103,090	740,323	11,937,406

Note 25. Subsequent Events
In July 2019, we entered into an agreement with Freddie Mac to purchase mortgage-backed securities to be issued in a securitization transaction sponsored by Freddie Mac. Pursuant to the terms of this agreement, we plan to acquire subordinate securities backed by a pool of seasoned re-performing and, to a lesser extent, non-performing residential first lien mortgage loans. We deposited $60 million with Freddie Mac towards the purchase price of these securities and expect to fund the remainder of the purchase price of these securities, approximately $150 million, upon the closing of this transaction in the third quarter of 2019, which we expect will be partially financed by a third-party financial institution under a securities repurchase facility. We anticipate consolidating the assets and liabilities of the securitization trust resulting from this transaction as we expect to maintain certain discretionary rights associated with the ownership of this investment.

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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2019, including with respect to our investment portfolio and mortgage banking activities; (iii) statements related to our investment portfolio, including our long-term goals to deploy capital and build our investment portfolio, our expectations to increase capital allocated to multifamily securities, re-performing loan securities, and business purpose residential loans, and our expectations to fund the remainder of our commitment to a light-renovation multifamily loan fund over the next few quarters; (iv) statements related to our business purpose mortgage banking platform, including our focus on originations that deliver superior risk-adjusted returns, including single-family rental loans and further development of small-balance multifamily and other loans related to rental dwellings, the market opportunity that we continue to see as plentiful, and our expectations to continue ramping this platform throughout 2019; (v) statements relating to the potential for regulatory reform, including the expiration of the “QM Patch” and shifting GSE market share to the private sector, and positioning Redwood to capitalize on resulting opportunities; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the second quarter of 2019 and at June 30, 2019, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (vii) statements regarding business purpose loan originations, loans funded, and associated funding commitments; (viii) statements relating to our estimate of our available capital (including that we estimate our available capital at June 30, 2019 was approximately $200 million, and that, while we believe our available capital, together with additional liquidity we believe we can source through continued portfolio optimization (including collateralized borrowings or assets sales), is sufficient to fund our operations and currently contemplated investment activities and to repay existing debt, we may raise equity or debt capital from time to time to acquire assets and make long-term investments to expand our investment portfolio or enhance our mortgage banking operating platforms, including funding large purchases of portfolios of residential, multifamily, or business purpose residential loans or securities, or other portfolio investments, or for other purposes, such as for acquisitions to expand our mortgage banking platform or to repay our $201 million of exchangeable debt maturing in November 2019); (ix) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2019; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
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

OVERVIEW
Business Update
Market volatility during the second quarter of 2019 kept us focused on managing our interest rate exposure while executing against our broader initiatives. The steep decline in rates, coupled with a continuing demand for yield, had varying impacts on our second quarter results. Most notably, lower rates benefited our mortgage banking operations, but resulted in higher hedging costs for certain segments of our investment portfolio. These dynamics are a good reminder of why we seek to maintain a balanced business model. Our second quarter GAAP book value remained stable at $16.01 per share as of June 30, 2019, with second quarter GAAP net income covering our second quarter dividend.
Strong mortgage banking results were a key driver of earnings for the second quarter. Our residential mortgage banking business benefited from the decline in interest rates, resulting in a 59% increase in loan purchase volume over the first quarter of 2019. Gross margins in the second quarter exceeded our long-term target range for both securitization and whole loan sale executions, and overall returns for this business benefited from operational and capital efficiencies we have achieved thus far in 2019. The mix of Select and Choice loan purchase commitments was consistent with the first quarter, and second quarter Choice loan purchase commitments were the second highest since the Choice program's inception in 2016. For the remainder of 2019, we expect gross margins to normalize and volume growth to stabilize.
While strong demand for yield and tighter credit spreads benefited our mortgage banking margins, they made portfolio capital deployment challenging. While our long-term goal is to deploy capital and build our investment portfolio, the second quarter represented one of the best quarters in recent memory to realize gains through portfolio sales and free up capital for future deployment. We deployed $136 million of capital into new investments during the second quarter, while generating $243 million of capital through financing structures that optimize our balance sheet and sales of lower-yielding assets. Taking a long-term approach allowed us to realize gains on the sale of securities, and we have already seen better opportunities to deploy capital in the third quarter of 2019, with over $100 million deployed in July 2019 alone. At June 30, 2019, we estimate that our available capital was approximately $200 million.
From an underwriting and credit perspective, we remain pleased with the performance of our portfolio. Though housing price appreciation is slowing from the unsustainable levels of recent years, the labor market is at full employment, homebuilding continues to lag demand, and the excesses of the last cycle - including poorly underwritten mortgage credit - are not driving today’s market. Not coincidentally, the areas of recent underperformance in our portfolio have been investments most exposed to interest rates and prepayments rather than credit risk. This included jumbo residential loans that we finance with borrowings from the FHLBC, and the residential mortgage servicing rights (MSRs) that we hold outright or in securitized form.
Another key area of focus during the second quarter was the ongoing integration of the 5 Arches business. The second quarter marked our first full quarter of 5 Arches operating results, and we are pleased with our progress as we deepened our market footprint in the business purpose lending space and produced attractive loans for our portfolio. We are focused on originations that deliver superior risk-adjusted returns, including single-family rental loans and further development of small-balance multifamily and other loans related to rental dwellings. This production mix reflects a market opportunity we continue to see as plentiful, driven by the overall fundamental supply/demand imbalance in housing, most notably at affordable price points for both renters and prospective owners. Importantly, we expect to continue ramping the origination volume of this platform throughout 2019.
Over the last several months, we have dedicated a considerable amount of time working with policymakers in Washington, D.C. to demonstrate the private sector's ability to partner with Fannie Mae and Freddie Mac (the “GSEs”) in providing financing solutions for a broad array of borrowers, including through non-qualified mortgage (non-QM) loans. In support of this work, in May 2019 we published an extensive presentation on our perspectives on private capital and the “QM Patch," the qualified mortgage regulatory exemption currently applicable to the GSEs. In the presentation we advanced a robust, data-based argument that, if this exemption were allowed to expire at a proper cadence, additional “crowding in” of private capital could occur in a safe and sound manner for all stakeholders, including borrowers and taxpayers alike.
Our presentation focused on potential solutions pertaining to the QM Patch, highlighting our view that Redwood is ideally positioned and qualified to participate with the public sector in establishing a framework for non-QM mortgage origination and financing on a level playing field. Redwood has been a leader in the private sector resurgence in housing finance since issuing the first post-crisis securitization in 2010. The private sector has been financing an increasing share of certain market segments that have been long dominated by the GSEs and we believe the private sector can speak for more without a meaningful impact on rates available to borrowers. We presented this analysis to key policymakers in Washington, D.C. and were encouraged by the feedback.

We were further encouraged when the Consumer Finance Protection Bureau ("CFPB") recently released a notice of proposed rulemaking seeking information relating to the expiration of the QM Patch. In related remarks, the CFPB stated that it “currently plans to allow the GSE Patch to expire in January 2021 or after a short extension, if necessary, to facilitate a smooth and orderly transition away from the GSE Patch.” The CFPB Director’s reference to “a more transparent, level playing field that ultimately benefits consumers” speaks directly to the core of our May 2019 publication.
More broadly, the Director of the Federal Housing Finance Agency (“FHFA”) has been regularly stating his determination to shift GSE market share to the private sector, a dramatic departure from the policies of his predecessor. The Director, as regulator and conservator of the GSEs, has a number of tools at his disposal to make that happen without Congressional action. These include altering GSE underwriting guidelines, discontinuing GSE eligibility for certain loan products (such as high balance loans and/or second home financings), requiring the GSEs to sell more first-loss risk as part of their risk-transfer programs, or even raising GSE guaranty fees to create a more level playing field with the private sector. In addition, the Director has suggested changes to the GSEs’ capital and regulatory regimes that would make holding risk more expensive, an incentive for additional credit risk transfer and a catalyst to further level the playing field with the private sector.
Taken together, these themes represent a clear direction of Federal housing finance policy that is fully aligned with Redwood’s business model and core strengths. As such, we maintain an active presence in Washington, D.C., meeting with key policymakers to provide input and demonstrate that private capital is ready and able to take on a larger share of the mortgage market. We have noted many times that the range of potential housing reform outcomes for the market - and Redwood - is broad, but there remains opportunity for revolutionary change for our firm. This is still the case, but the quality of discourse over the past several months leaves room for more optimism than we have had in quite some time.
We continue to make good progress executing on our strategic initiatives, and the current environment has provided us with an opportunity to demonstrate the strength and agility of our diversified business model. We are entering the second half of the year with a healthy balance sheet, disciplined cost management and a portfolio built on strong credit performance.

Financial and Operational Overview - Second Quarter of 2019
Highlights
The following table presents key earnings metrics for the three and six months ended June 30, 2019.
Table 1 – Key Earnings and Return Metrics

	Three Months Ended	Six Months Ended
(In Thousands, except per Share Data)	June 30, 2019	June 30, 2019
Net income	$31,266	$85,730
Net income per diluted common share	$0.30	$0.78
Annualized GAAP return on equity	8%	11%
Book value per share	$16.01	$16.01
Economic return on book value (1)	1.9%	4.5%
REIT taxable income per share	$0.25	$0.55
Dividends per share	$0.30	$0.60

(1)	Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period.

•
GAAP earnings per share declined in the second quarter, as we experienced a reduced benefit to investment fair value changes from spread tightening and lower realized gains from sales of available-for-sale securities, relative to the first quarter. Additionally, the sharp decline in rates during the second quarter impacted certain segments of our portfolio more sensitive to interest rates and prepayments, resulting in negative investment fair value changes from increased hedging costs and change in basis expense from loans and securities with premiums. These decreases were offset by higher mortgage banking income at our residential mortgage banking business, as loan purchase volume increased during the quarter and margins remained strong.

•	We deployed $136 million of capital in the second quarter, including $28 million into proprietary investments and $108 million into third-party investments.

•
Our 5 Arches business originated $175 million of business purpose mortgage loans in the first full quarter of integrated results, including $134 million in funded loans and $41 million in associated funding commitments.

•	Residential jumbo loan purchase commitments were $1.70 billion, and we purchased $1.56 billion of residential jumbo loans during the second quarter of 2019.

•	During the second quarter, we completed a $411 million securitization of Select residential jumbo loans and sold $842 million of residential jumbo loans to third parties.

Book Value per Share
At June 30, 2019, our book value was $1.56 billion, or $16.01 per share, an increase from $16.00 per share at March 31, 2019. The following table sets forth the changes in our book value per share for the three and six months ended June 30, 2019.
Table 2 – Changes in Book Value per Share

	Three Months Ended	Six Months Ended
(In Dollars, per share basis)	June 30, 2019	June 30, 2019
Beginning book value per share	$16.00	$15.89
Net income	0.30	0.78
Changes in unrealized gains on securities, net, from:
Realized gains recognized in net income	(0.02)	(0.10)
Amortization income recognized in net income	(0.02)	(0.03)
Mark-to-market adjustments, net	0.11	0.21
Total change in unrealized gains on securities, net	0.07	0.08
Dividends	(0.30)	(0.60)
Issuance of common stock	—	(0.05)
Equity compensation, net	0.02	0.01
Changes in unrealized losses on derivatives hedging long-term debt	(0.10)	(0.17)
Other, net	0.02	0.07
Ending Book Value per Share	$16.01	$16.01
Our GAAP book value per share increased $0.01 per share to $16.01 per share during the second quarter of 2019. This increase was primarily driven by positive market valuation adjustments on our portfolio investments, partially offset by a decrease in the value of derivatives hedging our long-term debt.
Unrealized gains on our available-for-sale securities resulted in a $0.11 per share increase in mark-to-market adjustments, offset by $0.02 per share of previously unrealized net gains that were realized as income from the sale of securities, as well as $0.02 per share of discount accretion income recognized in earnings from the appreciation in the amortized cost basis of our available-for-sale securities.
Lower benchmark interest rates during the second quarter of 2019 resulted in a $0.10 per share decrease to book value due to an increase in unrealized losses on the derivatives hedging a portion of our long-term debt. At June 30, 2019, the cumulative unrealized loss on these derivatives, which is included in our GAAP book value per share, was $0.51 per share.

Capital Allocation Summary
This section provides an overview of our capital position and how it was allocated at June 30, 2019. A detailed discussion of our liquidity and capital resources is provided in the Liquidity and Capital Resources section of this MD&A that follows.
We use a combination of equity and corporate debt (which we collectively refer to as “capital”) to fund our business. Our total capital was $2.34 billion at June 30, 2019, and included $1.56 billion of equity capital and $0.77 billion of unsecured corporate debt, including $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, $200 million of convertible debt due in 2024, and $140 million of trust-preferred securities due in 2037.
We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse some of our inventory of residential loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is presented separately from allocated capital in the table below. The following table presents how our capital was allocated between business segments and investment types at June 30, 2019.
Table 3 – Capital Allocation Summary

At June 30, 2019
(Dollars in Thousands)	Fair Value	Collateralized Debt	Allocated Capital	% of Total Capital
Investment portfolio
Residential loans (1)	$2,485,759	$(1,999,999)	$485,760	21%

Securities portfolio
Sequoia residential securities (2)	476,047	(192,819)	283,228	12%
Agency CRT securities	208,603	(26,370)	182,233	8%
Multifamily securities (3)	734,522	(574,544)	159,978	7%
Re-performing residential loan securities (4)	406,867	(201,978)	204,889	9%
Third-party residential securities	319,282	(218,209)	101,073	4%
Total securities portfolio	2,145,321	(1,213,920)	931,401	40%

Business purpose residential loans	159,353	(120,919)	38,434	2%
Other investments	190,368	—	190,368	8%
Other assets/(other liabilities)	(20,251)	—	(20,251)	(1)%
Cash and liquidity capital			517,070	N/A
Total investment portfolio	$4,960,550	$(3,334,838)	2,142,782	92%
Residential			130,000	6%
Business purpose			64,660	3%
Total mortgage banking			194,660	8%
Total			$2,337,442	100%

(1)	Includes $43 million of FHLB stock, $49 million of cash and cash equivalents, and $7 million of restricted cash.

(2)
Sequoia residential securities presented above includes $218 million of securities retained from our consolidated Sequoia Choice securitizations. For GAAP purposes we consolidated $2.15 billion of residential loans and $1.93 billion of non-recourse ABS debt associated with these retained securities.

(3)
Multifamily securities presented above includes $207 million of subordinate investments in the Freddie Mac K-Series securitizations. For GAAP purposes we consolidated $3.75 billion of multifamily loans and $3.54 billion of non-recourse ABS debt associated with these securities.

(4)
Re-performing residential loan securities presented above represent third-party securities collateralized by seasoned re-performing, and to a lesser extent, non-performing residential loans and includes $243 million of subordinate and mezzanine investments in the Freddie Mac SLST securitization. For GAAP purposes we consolidated $1.24 billion of residential loans and $992 million of non-recourse ABS debt associated with these securities.

During the second quarter, our portfolio optimization activities resulted in a decrease in capital allocated to Agency CRT securities and other third-party residential securities from sales, as well as to multifamily securities resulting from incremental financing on these assets. Additionally, we increased capital allocations to re-performing residential loan securities. In the near-term, we expect to further increase capital allocated to multifamily securities, re-performing loan securities, and business purpose residential loans.
As of June 30, 2019, our cash and liquidity capital included $200 million of capital available for investment.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2019 and 2018. Most tables include a "change" column that shows the amount by which the results from 2019 are greater or less than the results from the respective period in 2018. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the second quarter of 2019, compared to the second quarter of 2018, and increases or decreases in the "six-month periods" refer to the change in results for the first six months of 2019, compared to the first six months of 2018.
The following table presents the components of our net income for the three and six months ended June 30, 2019 and 2018.
Table 4 – Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, except per Share Data)	2019	2018	Change	2019	2018	Change
Net Interest Income	$32,322	$34,763	$(2,441)	$64,087	$69,868	$(5,781)
Non-interest Income
Mortgage banking activities, net	19,160	10,596	8,564	31,469	37,172	(5,703)
Investment fair value changes, net	3,138	889	2,249	23,297	2,498	20,799
Other income, net	2,407	3,322	(915)	5,994	5,440	554
Realized gains, net	2,827	4,714	(1,887)	13,513	14,077	(564)
Total non-interest income, net	27,532	19,521	8,011	74,273	59,187	15,086
Operating expenses	(26,255)	(19,009)	(7,246)	(49,414)	(42,039)	(7,375)
Net income before income taxes	33,599	35,275	(1,676)	88,946	87,016	1,930
Provision for income taxes	(2,333)	(2,528)	195	(3,216)	(7,424)	4,208
Net Income	$31,266	$32,747	$(1,481)	$85,730	$79,592	$6,138
Diluted earnings per common share	$0.30	$0.38	$(0.08)	$0.78	$0.88	$(0.10)
Net Interest Income
The decrease in net interest income during the three- and six-month periods was primarily due to higher convertible debt expense in 2019, relative to 2018, due to the issuance and repayment of convertible debt during the second quarter of 2018. The decrease during the six-month periods was also driven by lower average balances of residential loans held-for-sale and higher interest rates on our variable rate financing. These decreases were partially offset by increased interest income from additional portfolio investments that we made during the past year that in part utilized capital we raised in July of 2018 and January of 2019.
We utilize hedges to manage interest rate risk in our investment portfolio and the net interest paid or received from these instruments is a component of our Investment fair value changes line item, which is discussed below. Net hedge interest expense associated with portfolio hedges decreased for the three- and six-month periods and on a combined basis, net interest income plus net interest income (expense) on hedges increased by $2 million and $6 million for the three- and six-month periods, respectively.
Additional detail on changes in net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
The increase in income from mortgage banking activities during the three-month periods was predominantly due to higher gross margins in 2019, relative to 2018, as well as a full quarter of activity from our business purpose mortgage banking operations from our purchase of 5 Arches in March 2019. The decrease in income from mortgage banking activities during the six-month periods was primarily due to lower loan purchase volume in 2019. A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.

Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and interest rate hedges associated with these investments. During the three and six months ended June 30, 2019, the positive investment fair value changes were primarily driven by tightening credit spreads in several parts of our portfolio, helping us to recover a significant amount of the fair value decline these investments experienced in the fourth quarter of 2018 from spread widening. Additional detail on our investment fair value changes is included in the Investment Portfolio portion of the “Results of Operations by Segment” section that follows.
Other Income, Net
The decrease in other income for the three-month periods was primarily due to amortization expense from intangible assets we recorded in connection with the acquisition of 5 Arches in the first quarter of 2019. The increase in other income for the six-month periods was primarily due to a $2 million gain associated with the re-measurement of our initial minority investment and purchase option in 5 Arches and asset management fee income earned by 5 Arches.
Realized Gains, Net
During the three and six months ended June 30, 2019, we realized gains of $3 million and $14 million, respectively, primarily from the sale of $25 million and $67 million of AFS securities, respectively, and the call of a seasoned Sequoia securitization in the first quarter. During the three and six months ended June 30, 2018, we realized gains of $5 million and $14 million, respectively, primarily from the sale of $41 million and $92 million of AFS securities, respectively.
Operating Expenses
The increase in operating expenses for the three- and six-month periods primarily resulted from additional expenses from the consolidated 5 Arches operations.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. For the three- and six-month periods, the decrease in provision for income taxes was driven primarily by lower GAAP income earned at our TRS. Additionally, the six-month period included a tax benefit resulting from the purchase of 5 Arches. For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following table presents the components of net interest income for the three and six months ended June 30, 2019 and 2018.
Table 5 – Net Interest Income

	Three Months Ended June 30,
	2019			2018
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$10,015	$898,054	4.5%	$12,840	$1,127,654	4.6%
Residential loans - HFI at Redwood (2)	24,090	2,399,670	4.0%	23,524	2,344,947	4.0%
Residential loans - HFI at Legacy Sequoia (2)	4,773	468,062	4.1%	5,015	599,203	3.3%
Residential loans - HFI at Sequoia Choice (2)	26,814	2,218,425	4.8%	14,135	1,192,756	4.7%
Residential loans - HFI at Freddie Mac SLST (2)	11,596	1,221,346	3.8%	—	—	—%
Business purpose residential loans	3,996	207,280	7.7%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	35,917	3,644,683	3.9%	—	—	—%
Trading securities	19,548	1,235,965	6.3%	17,368	956,365	7.3%
Available-for-sale securities	5,469	181,253	12.1%	8,928	313,530	11.4%
Other interest income	6,324	555,514	4.6%	1,166	183,095	2.5%
Total interest income	148,542	13,030,252	4.6%	82,976	6,717,550	4.9%
Interest Expense
Short-term debt facilities	(17,740)	1,856,466	(3.8)%	(12,666)	1,478,332	(3.4)%
Short-term debt - servicer advance financing	(3,401)	238,669	(5.7)%	—	—	—%
Short-term debt - convertible notes, net	(3,134)	200,132	(6.3)%	(509)	38,530	(5.3)%
ABS issued - Legacy Sequoia (2)	(3,981)	459,305	(3.5)%	(4,215)	589,261	(2.9)%
ABS issued - Sequoia Choice (2)	(23,134)	2,002,552	(4.6)%	(12,134)	1,086,602	(4.5)%
ABS issued - Freddie Mac SLST (2)	(8,557)	984,150	(3.5)%	—	—	—%
ABS issued - Freddie Mac K-Series	(34,441)	3,442,411	(4.0)%	—	—	—%
Long-term debt - FHLBC	(13,235)	1,999,999	(2.6)%	(9,833)	1,999,999	(2.0)%
Long-term debt - other	(8,597)	573,003	(6.0)%	(8,856)	588,765	(6.0)%
Total interest expense	(116,220)	11,756,687	(4.0)%	(48,213)	5,781,489	(3.3)%
Net Interest Income	$32,322			$34,763

	Six Months Ended June 30,
	2019			2018
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$19,473	$842,673	4.6%	$25,532	$1,164,138	4.4%
Residential loans - HFI at Redwood (2)	48,281	2,390,215	4.0%	47,317	2,370,132	4.0%
Residential loans - HFI at Legacy Sequoia (2)	9,623	481,633	4.0%	9,826	607,803	3.2%
Residential loans - HFI at Sequoia Choice (2)	52,470	2,180,091	4.8%	23,070	971,545	4.7%
Residential loans - HFI at Freddie Mac SLST (2)	23,391	1,218,153	3.8%	—	—	—%
Business purpose residential loans	6,785	180,042	7.5%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	57,305	2,897,936	4.0%	—	—	—%
Trading securities	38,261	1,198,531	6.4%	33,533	937,386	7.2%
Available-for-sale securities	11,206	197,684	11.3%	18,458	338,261	10.9%
Other interest income	12,788	567,669	4.5%	1,859	211,112	1.8%
Total interest income	279,583	12,154,627	4.6%	159,595	6,600,377	4.8%
Interest Expense
Short-term debt facilities	(33,214)	1,732,720	(3.8)%	(23,092)	1,424,185	(3.2)%
Short-term debt - servicer advance financing	(7,014)	252,550	(5.6)%	—	—	—%
Short-term debt - convertible notes, net	(6,265)	199,978	(6.3)%	(3,518)	143,853	(4.9)%
ABS issued - Legacy Sequoia (2)	(8,097)	473,458	(3.4)%	(8,067)	597,859	(2.7)%
ABS issued - Sequoia Choice (2)	(45,247)	1,984,241	(4.6)%	(19,683)	880,387	(4.5)%
ABS issued - Freddie Mac SLST (2)	(17,304)	984,455	(3.5)%	—	—	—%
ABS issued - Freddie Mac K-Series	(54,760)	2,733,499	(4.0)%	—	—	—%
Long-term debt - FHLBC	(26,418)	1,999,999	(2.6)%	(17,860)	1,999,999	(1.8)%
Long-term debt - other	(17,177)	572,750	(6.0)%	(17,507)	582,120	(6.0)%
Total interest expense	(215,496)	10,933,650	(3.9)%	(89,727)	5,628,403	(3.2)%
Net Interest Income	$64,087			$69,868

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

The following table presents net interest income by segment for the three and six months ended June 30, 2019 and 2018.
Table 6 – Net Interest Income by Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Net Interest Income by Segment
Investment Portfolio	$38,136	$37,565	$571	$75,701	$76,459	$(758)
Mortgage Banking	4,757	5,455	(698)	9,570	12,215	(2,645)
Corporate/Other	(10,571)	(8,257)	(2,314)	(21,184)	(18,806)	(2,378)
Net Interest Income	$32,322	$34,763	$(2,441)	$64,087	$69,868	$(5,781)

Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.
The Corporate/Other line item in the table above primarily includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Legacy Sequoia entities. Details regarding consolidated Legacy Sequoia entities are included in the "Results of Consolidated Legacy Sequoia Entities" section that follows. The increase in net expense from Corporate/Other for the three- and six-month periods was primarily due to higher convertible debt expense in 2019, relative to 2018, due to the issuance of $200 million of convertible notes in June 2018 and the repayment of $250 million of convertible notes in April 2018.
The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at June 30, 2019.
Table 7 – Interest Expense — Specific Borrowing Costs

June 30, 2019	Residential Loans Held-for-Sale	Single-Family Rental Loans	Residential Bridge Loans	Residential Securities
Asset yield	4.69%	5.54%	9.10%	4.20%
Short-term debt yield	3.90%	4.67%	4.93%	3.48%
Net Spread	0.79%	0.87%	4.17%	0.72%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.

Results of Operations by Segment
We report on our business using two distinct segments: Investment Portfolio and Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For additional information on our segments, refer to Note 24 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following table presents the segment contribution from our two segments, reconciled to our consolidated net income, for the three and six months ended June 30, 2019 and 2018.
Table 8 – Segment Results Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Segment Contribution from:
Investment Portfolio	$43,980	$44,213	$(233)	$111,005	$93,283	$17,722
Mortgage Banking	10,753	8,914	1,839	19,063	29,610	(10,547)
Corporate/Other	(23,467)	(20,380)	(3,087)	(44,338)	(43,301)	(1,037)
Net Income	$31,266	$32,747	$(1,481)	$85,730	$79,592	$6,138
The following sections provide a detailed discussion of the results of operations at each of our two business segments for the three and six months ended June 30, 2019 and 2018.
The increase in net expense from Corporate/Other for the three- and six-month periods was primarily due to higher convertible debt expense in 2019, relative to 2018, as discussed in the previous section. For the six-month periods, this increase was partially offset by a $2 million gain associated with the re-measurement of our initial minority investment and purchase option in 5 Arches.
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
The following table presents the components of segment contribution for the Investment Portfolio segment for the three and six months ended June 30, 2019 and 2018.
Table 9 – Investment Portfolio Segment Contribution

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Interest income	$132,048	$64,569	$67,479	$247,500	$123,326	$124,174
Interest expense	(93,912)	(27,004)	(66,908)	(171,799)	(46,867)	(124,932)
Net interest income	38,136	37,565	571	75,701	76,459	(758)
Non-interest income
Investment fair value changes, net	3,297	1,600	1,697	23,853	3,190	20,663
Other income, net	2,874	3,322	(448)	4,095	5,440	(1,345)
Realized gains, net	2,827	4,714	(1,887)	13,513	14,077	(564)
Total non-interest income, net	8,998	9,636	(638)	41,461	22,707	18,754
Direct operating expenses	(2,258)	(1,858)	(400)	(4,919)	(3,865)	(1,054)
Segment contribution before income taxes	44,876	45,343	(467)	112,243	95,301	16,942
Provision for income taxes	(896)	(1,130)	234	(1,238)	(2,018)	780
Total Segment Contribution	$43,980	$44,213	$(233)	$111,005	$93,283	$17,722

The following table presents our primary portfolios of investment assets in our Investment Portfolio segment at June 30, 2019 and December 31, 2018.
Table 10 – Investment Portfolio

(In Thousands)	June 30, 2019	December 31, 2018	Change
Residential loans held-for-investment at Redwood	$2,386,883	$2,383,932	$2,951
Residential bridge loans held-for-investment	159,353	112,798	46,555
Residential securities	949,564	1,023,415	(73,851)
Multifamily securities	527,922	429,079	98,843
Securities retained from consolidated Sequoia Choice entities (1)	217,912	194,372	23,540
Securities issued by consolidated Freddie Mac SLST entity (2)	243,323	228,921	14,402
Securities issued by consolidated Freddie Mac K-Series entities (3)	206,600	125,523	81,077
Other investments	369,900	427,764	(57,864)
Other assets	256,264	270,356	(14,092)
Economic Assets at Investment Portfolio	$5,317,721	$5,196,160	$121,561

(1)
Our investment in the consolidated Sequoia Choice entities at June 30, 2019 and December 31, 2018 represents $2.15 billion and $2.08 billion of loans, respectively, offset by $1.93 billion and $1.89 billion of ABS issued, respectively.

(2)
Our investment in the consolidated Freddie Mac SLST entity at June 30, 2019 and December 31, 2018 represents $1.24 billion and $1.22 billion of loans, respectively, offset by $0.99 billion of ABS issued for both periods.

(3)
Our investment in the consolidated Freddie Mac K-Series entities at June 30, 2019 and December 31, 2018 represents $3.75 billion and $2.14 billion of loans, respectively, offset by $3.54 billion and $2.02 billion of ABS issued, respectively.

Overview
During the first six months of 2019, we deployed $299 million of capital towards new residential and multifamily investments. We continued our focus on optimizing our investment portfolio by selling assets that had appreciated in value with lower current yields, and redeployed capital into higher-yielding opportunities. Additionally, during the second quarter of 2019, we added new leverage to our portfolio of multifamily credit investments and incremental leverage to our business purpose loan investments, which generated approximately $164 million of capital for redeployment and meaningfully improved return profiles on these investments. For the remainder of 2019, we expect portfolio optimization activity to moderate, which could result in lower gains relative to the first half of 2019. Credit fundamentals in our investment portfolio remain strong, reflecting continued strength in the general economy and in housing.

Net Interest Income
Net interest income from our Investment Portfolio primarily includes interest income from our securities and residential loans held-for-investment, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Investment Portfolio segment by investment type for the three and six months ended June 30, 2019 and 2018.
Table 11 - Net Interest Income ("NII") from Investment Portfolio

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Net interest income from:
Residential securities	$13,796	$19,398	$(5,602)	$27,458	$38,917	$(11,459)
Multifamily securities	1,271	1,861	(590)	2,973	3,750	(777)
HFI residential loans at Redwood	10,855	13,685	(2,830)	21,863	29,457	(7,594)
HFI residential loans at Sequoia Choice	3,680	2,001	1,679	7,223	3,387	3,836
HFI residential bridge loans	1,819	—	1,819	3,194	—	3,194
HFI residential loans at Freddie Mac SLST	3,039	—	3,039	6,087	—	6,087
HFI multifamily loans at Freddie Mac K-Series	1,476	—	1,476	2,545	—	2,545
Other interest income	2,200	620	1,580	4,358	948	3,410
NII from Investment Portfolio	$38,136	$37,565	$571	$75,701	$76,459	$(758)

Supplemental information:
Hedge interest income (expense), net	$1,420	$25	$1,395	$4,138	$(2,859)	$6,997

The increase in net interest income from our Investment Portfolio segment for the three-month periods was primarily due to increased interest income from additional portfolio investments that we made during the past year. The decrease in interest income for the six-month periods was primarily due to higher interest expense on our variable-rate borrowings resulting from rising benchmark interest rates over the past year.

The table above also presents supplemental information about interest income (expense) from hedges that we use to manage interest rate risk in our investment portfolio, which are a component of Investment fair value changes, net on our consolidated statements of income. On a combined basis, net interest income in our investment portfolio segment plus interest income (expense) from hedges used to manage interest rate risk in our investment portfolio increased by $2 million and $6 million in the three- and six-month periods, respectively.
Investment fair value changes, net
Market valuation changes included in Investment fair value changes, net, result from changes in the fair value of investments and their associated hedges, generally due to changes in market interest rates, changes in credit spreads, and reductions in the basis of investments due to changes in principal balances. See Note 20 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional detail regarding the components of Investment fair value changes, net presented on our consolidated statements of income.

The following table presents the components of investment fair value changes for our Investment Portfolio segment, which is comprised of market valuation gains and losses by investment type, inclusive of fair value changes of associated risk management derivatives, for the three and six months ended June 30, 2019 and 2018.
Table 12 - Investment Portfolio Fair Value Changes, Net by Investment Type

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Market valuation changes:
Residential loans held-for-investment at Redwood	$(8,228)	$(1,837)	$(6,391)	$(10,044)	$(2,288)	$(7,756)
Residential bridge loans held-for-investment	(318)	—	(318)	(621)	—	(621)
Net investments in Sequoia Choice entities (1)	2,879	1,072	1,807	6,144	986	5,158
Net investment in Freddie Mac SLST entity (1)	8,037	—	8,037	14,402	—	14,402
Net investments in Freddie Mac K-Series entities (1)	3,246	—	3,246	6,365	—	6,365
Residential trading securities	(4,675)	(56)	(4,619)	(4,167)	1,146	(5,313)
Multifamily trading securities	769	2,661	(1,892)	6,975	6,609	366
Servicer advance investments	432	—	432	1,440	—	1,440
Excess MSRs	(65)	—	(65)	(502)	—	(502)
REO	(139)	—	(139)	(139)	—	(139)
Hedge interest income (expense), net	1,420	25	1,395	4,138	(2,859)	6,997
Other valuation changes	(61)	(265)	204	(138)	(404)	266
Investment Fair Value Changes, Net	$3,297	$1,600	$1,697	$23,853	$3,190	$20,663

(1)
Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (senior and subordinate securities) at the consolidated VIEs.

During the three and six months ended June 30, 2019, the positive investment fair value changes were primarily driven by tightening credit spreads in several parts of our portfolio, helping us to recover a significant amount of the fair value decline these investments experienced in the fourth quarter of 2018 from spread widening. For our residential loans held-for-investment at Redwood and certain securities with premiums, including IO securities, our basis in these investments declined due to reductions in principal or notional underlying principal balances, which resulted in negative fair value changes.
Other Income, net
The following table presents the components of Other income, net for our investment portfolio for the three and six months ended June 30, 2019 and 2018.
Table 13 – Other Income, Net from Investment Portfolio

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
MSR income, net	$1,654	$1,874	$1,911	$2,830
Risk share income	800	1,020	1,446	1,799
FHLBC capital stock dividend	535	428	1,082	811
Equity investment losses	(96)	—	(96)	—
Other	(19)	—	(248)	—
Other Income, Net from Investment Portfolio	$2,874	$3,322	$4,095	$5,440

Realized Gains, net
During the three and six months ended June 30, 2019, we realized gains of $3 million and $14 million, respectively, primarily from the sale of $25 million and $67 million of AFS securities, respectively, and the call of a seasoned Sequoia securitization during the first quarter. During the three and six months ended June 30, 2018, we realized gains of $5 million and $14 million, respectively, primarily from the sale of $41 million and $92 million of AFS securities, respectively.
Direct Operating Expenses and Provision for Income Taxes
The increase in operating expenses at our Investment Portfolio segment for the three- and six-month periods was primarily related to additional personnel added in 2018 to support our new business initiatives.
The provision for income taxes at our Investment Portfolio segment primarily results from GAAP income earned at our TRS from MSRs and certain securities. For the three- and six-month periods, the decrease in the tax provision primarily resulted from decreased GAAP income at our TRS in this segment.
Residential Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three and six months ended June 30, 2019.
Table 14 – Residential Loans Held-for-Investment at Redwood - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2019	June 30, 2019
Fair value at beginning of period	$2,404,870	$2,383,932
Acquisitions	—	39,269
Sales	(2,780)	(2,780)
Transfers between portfolios (1)	43,250	60,394
Principal repayments	(94,005)	(157,588)
Changes in fair value, net	35,548	63,656
Fair Value at End of Period	$2,386,883	$2,386,883

(1)	Represents the net transfers of loans into our Investment Portfolio segment from our Mortgage Banking segment and their reclassification from held-for-sale to held-for-investment.
The increase in fair value of our loans during the three- and six-month periods was primarily due to a decline in benchmark interest rates. As our loans held-for-investment are generally fixed-rate and sensitive to changes in interest rates, we utilize various interest rate derivatives to hedge our interest rate risk for these investments. As a result of declining interest rates during the three and six months ended June 30, 2019, interest rate derivatives associated with these investments decreased in value by $42 million and $69 million, respectively.
At June 30, 2019, $2.39 billion of loans were held by our FHLB-member subsidiary and financed with $2.00 billion of borrowings from the FHLBC. In connection with these borrowings, our FHLB-member subsidiary is required to hold $43 million of FHLB stock.
At June 30, 2019, the weighted average maturity of these FHLB borrowings was approximately six years and they had a weighted average cost of 2.57% per annum. While the interest costs on these borrowings is variable and resets every 13 weeks, we utilize various interest rate derivative instruments to hedge our interest rate risk in this portfolio.
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

The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at June 30, 2019.
Table 15 – Characteristics of Residential Real Estate Loans Held-for-Investment at Redwood

June 30, 2019
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$1,991,446	4.17%
Fixed - 15, 20, & 25 year	58,146	3.69%
Hybrid	273,404	4.20%
Total Outstanding Principal	$2,322,996
The outstanding loans held-for-investment at Redwood at June 30, 2019 were prime-quality, first lien loans, of which 90% were originated between 2013 and 2019 and 1% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 768 (at origination) and the weighted average loan-to-value ("LTV") ratio was 66% (at origination). At June 30, 2019, two of these loans with an aggregate fair value of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure.
Residential Bridge Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of residential bridge loans held-for-investment at Redwood during the three and six months ended June 30, 2019.
Table 16 – Residential Bridge Loans Held-for-Investment at Redwood - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2019	June 30, 2019
Fair value at beginning of period	$103,915	$112,798
Originations	100,597	128,187
Acquisitions	—	10,295
Sales	(22,959)	(43,549)
Transfers to REO	—	(4,995)
Principal repayments	(22,894)	(43,860)
Changes in fair value, net	694	477
Fair Value at End of Period	$159,353	$159,353
Our $159 million of residential bridge loans held-for-investment at June 30, 2019 were primarily acquired in 2018 and comprised of first-lien, fixed-rate, interest-only loans with a weighted average coupon of 9.08% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 690 and the weighted average LTV ratio of these loans was 74%. At June 30, 2019, of the 274 loans in this portfolio, 11 loans with an aggregate fair value of $12 million were greater than 90 days delinquent and nine of these loans with an aggregate fair value of $7 million were in foreclosure.
At June 30, 2019, we had $120 million of warehouse debt outstanding to fund our residential bridge loans held-for-investment. The weighted average cost of the borrowings outstanding under these facilities during the second quarter of 2019 was 5.4% per annum. Our residential bridge loan warehouse capacity totaled $330 million across four separate counterparties.

Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type in our Investment Portfolio segment for the three and six months ended June 30, 2019.
Table 17 – Real Estate Securities Activity by Collateral Type

Three Months Ended June 30, 2019	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$230,638	$249,742	$550,526	$512,246	$1,543,152
Transfers	—	—	—	(4,951)	(4,951)
Acquisitions
Sequoia securities	1,792	—	1,069	—	2,861
Third-party securities	—	29,023	31,437	28,639	89,099
Sales
Sequoia securities	—	(22,117)	—	—	(22,117)
Third-party securities	—	(33,100)	(92,700)	(19,282)	(145,082)
Gains on sales and calls, net	—	2,791	36	—	2,827
Effect of principal payments (1)	(8,098)	(1,415)	(1,843)	(2,597)	(13,953)
Change in fair value, net	(9,134)	4,412	16,505	13,867	25,650
Ending Fair Value (2)	$215,198	$229,336	$505,030	$527,922	$1,477,486

Six Months Ended June 30, 2019	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$246,285	$218,147	$558,983	$429,079	$1,452,494
Transfers	—	—	—	(4,951)	(4,951)
Acquisitions
Sequoia securities	3,508	—	1,954	—	5,462
Third-party securities	30,691	60,817	44,437	108,025	243,970
Sales
Sequoia securities	—	(22,117)	(4,727)	—	(26,844)
Third-party securities	(38,780)	(33,100)	(115,279)	(27,214)	(214,373)
Gains on sales and calls, net	5,749	3,059	4,705	—	13,513
Effect of principal payments (1)	(12,844)	(8,393)	(10,946)	(5,152)	(37,335)
Change in fair value, net	(19,411)	10,923	25,903	28,135	45,550
Ending Fair Value (2)	$215,198	$229,336	$505,030	$527,922	$1,477,486

(1)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

(2)
At June 30, 2019, excludes $218 million of securities retained from our consolidated Sequoia Choice securitizations as well as $243 million and $207 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively. For additional details on our Choice, Freddie Mac SLST, and multifamily loans, see the subsections titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio," "Residential Loans Held-for-Investment at Freddie Mac SLST Portfolio," and "Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio" that follow.

During the three and six months ended June 30, 2019, we sold $167 million and $241 million, respectively, of mostly lower-yielding securities as part of our ongoing portfolio optimization activities.
At June 30, 2019, our securities consisted of fixed-rate assets (81%), adjustable-rate assets (14%), hybrid assets that reset within the next year (4%), and hybrid assets that reset between 12 and 36 months (1%). For the portions of our securities portfolio that are sensitive to changes in interest rates, we seek to minimize this interest rate risk by using various derivative instruments.

We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our residential securities that were financed with repurchase debt at June 30, 2019.
Table 18 – Real Estate Securities Financed with Repurchase Debt

June 30, 2019	Real Estate Securities (1)	Repurchase Debt	Allocated Capital	Weighted Average Price(2)	Financing Haircut(3)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Senior	$149,239	$(135,721)	$13,518	$102	9%
Mezzanine (4)	569,109	(463,120)	105,989	97	19%
Subordinate	49,620	(40,535)	9,085	97	18%
Total Residential Securities	767,968	(639,376)	128,592	98	17%
Multifamily Securities (5)	734,522	(574,544)	159,978	88	22%
Total	$1,502,490	$(1,213,920)	$288,570

(1)	Amounts represent carrying value of securities, which are held at GAAP fair value.

(2)	GAAP fair value per $100 of principal.

(3)	Allocated capital divided by GAAP fair value.

(4)	Includes $148 million and $203 million of securities retained from our consolidated Sequoia Choice and Freddie Mac SLST securitizations, respectively, which we consolidate in accordance with GAAP.

(5)	Includes $207 million of securities we owned that were issued by Freddie Mac K-Series securitizations, which we consolidate in accordance with GAAP.
At June 30, 2019, we had short-term debt incurred through repurchase facilities of $1.21 billion, which was secured by $1.50 billion of real estate securities. The remaining $643 million of our securities, including certain securities we own that were issued by consolidated Sequoia Choice and Freddie Mac K-Series securitization entities, were financed with capital. Our repo borrowings were made under facilities with 10 different counterparties, and the weighted average cost of funds for these facilities during the second quarter of 2019 was approximately 3.55% per annum.
At June 30, 2019, the credit performance on the securities we financed through repurchase facilities generally continued to perform in line with, or better than our expectations. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.
The majority of the $149 million of senior securities noted in the table above are supported by residential loans originated in 2018 and 2019. The $569 million of mezzanine securities financed through repurchase facilities at June 30, 2019 primarily carry investment grade credit ratings and are supported by residential loans originated between 2013 and 2019. The majority of the loans underlying these securities have experienced minimal delinquencies to date. The $735 million of multifamily securities financed through repurchase facilities at June 30, 2019 primarily carry investment grade credit ratings with 7%-8% of structural credit enhancement.
The following table presents our real estate securities at June 30, 2019 and December 31, 2018, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, mezzanine, and subordinate). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 19 – Real Estate Securities by Vintage and Type

June 30, 2019	Sequoia 2012-2019	Third Party 2013-2019	Agency CRT 2015-2019	Third Party <=2008	Total Residential Securities	Multifamily 2016-2019	Total Real Estate Securities
(In Thousands)
Senior (1)	$49,015	$121,711	$—	$44,472	$215,198	$—	$215,198
Mezzanine (2)	77,351	151,985	—	—	229,336	527,922	757,258
Subordinate (1)	131,770	150,671	208,603	13,986	505,030	—	505,030
Total Securities (3)	$258,136	$424,367	$208,603	$58,458	$949,564	$527,922	$1,477,486

December 31, 2018	Sequoia 2012-2018	Third Party 2013-2018	Agency CRT 2013-2018	Third Party <=2008	Total Residential Securities	Multifamily 2015-2018	Total Real Estate Securities
(In Thousands)
Senior (1)	$61,179	$96,069	$—	$89,037	$246,285	$—	$246,285
Mezzanine (2)	99,977	118,170	—	—	218,147	429,079	647,226
Subordinate (1)	130,271	135,826	276,894	15,992	558,983	—	558,983
Total Securities (3)	$291,427	$350,065	$276,894	$105,029	$1,023,415	$429,079	$1,452,494

(1)
At June 30, 2019 and December 31, 2018, senior Sequoia and third-party securities included $66 million and $82 million of IO securities, respectively. At both June 30, 2019 and December 31, 2018, subordinate third-party securities included $12 million of IO securities. Our interest-only securities included $35 million and $43 million of A-IO-S securities at June 30, 2019 and December 31, 2018, respectively, that we retained from certain of our Sequoia securitizations. These securities represent certificated servicing strips and therefore may be negatively impacted by the operating and funding costs related to servicing the associated securitized mortgage loans.

(2)	Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

(3)
At June 30, 2019, excluded $218 million, $243 million, and $207 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, and Freddie Mac K-Series securitizations, respectively. At December 31, 2018, excluded $194 million, $229 million, and $126 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, and Freddie Mac K-Series securitizations, respectively. For GAAP purposes we consolidated $7.13 billion of residential loans and $6.46 billion of non-recourse ABS debt associated with these retained securities.

The following tables present the components of the interest income we earned on AFS securities for the three and six months ended June 30, 2019 and 2018.
Table 20 – Interest Income — AFS Securities

Three Months Ended June 30, 2019					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$554	$768	$1,322	$30,462	7.27%	10.09%	17.36%
Mezzanine	146	49	195	13,750	4.25%	1.42%	5.67%
Subordinate	2,710	1,242	3,952	137,041	7.91%	3.63%	11.54%
Total AFS Securities	$3,410	$2,059	$5,469	$181,253	7.53%	4.54%	12.07%

Three Months Ended June 30, 2018					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$1,741	$2,185	$3,926	$116,862	5.96%	7.48%	13.44%
Mezzanine	532	226	758	49,951	4.26%	1.81%	6.07%
Subordinate	2,807	1,437	4,244	146,717	7.65%	3.92%	11.57%
Total AFS Securities	$5,080	$3,848	$8,928	$313,530	6.48%	4.91%	11.39%

Six Months Ended June 30, 2019					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$1,376	$1,758	$3,134	$38,267	7.19%	9.19%	16.38%
Mezzanine	450	199	649	22,323	4.03%	1.78%	5.81%
Subordinate	5,391	2,032	7,423	137,094	7.87%	2.96%	10.83%
Total AFS Securities	$7,217	$3,989	$11,206	$197,684	7.30%	4.04%	11.34%

Six Months Ended June 30, 2018					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$3,567	$4,671	$8,238	$123,924	5.76%	7.54%	13.30%
Mezzanine	1,298	542	1,840	61,467	4.22%	1.76%	5.98%
Subordinate	5,685	2,695	8,380	152,870	7.44%	3.53%	10.97%
Total AFS Securities	$10,550	$7,908	$18,458	$338,261	6.24%	4.68%	10.92%
Residential Loans Held-for-Investment at Sequoia Choice Portfolio

As of June 30, 2019, we had issued seven securitizations primarily comprised of expanded-prime Choice loans that we consolidate for financial reporting purposes in accordance with GAAP. These entities are independent of Redwood and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia Choice entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At June 30, 2019, our economic investment in the consolidated Sequoia Choice entities had an estimated fair value of $220 million. The securities retained from our consolidated Sequoia Choice entities included senior and subordinate securities of $13 million and $205 million, respectively, at June 30, 2019.
The following tables present the statements of income for the three and six months ended June 30, 2019 and 2018 and the balance sheets of the consolidated Sequoia Choice entities at June 30, 2019 and December 31, 2018. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 21 – Consolidated Sequoia Choice Entities Statements of Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Interest income	$26,828	$14,135	$12,693	$52,490	$23,070	$29,420
Interest expense	(23,134)	(12,134)	(11,000)	(45,247)	(19,683)	(25,564)
Net interest income	3,694	2,001	1,693	7,243	3,387	3,856
Investment fair value changes, net	2,879	1,073	1,806	6,144	987	5,157
Net Income from Consolidated Sequoia Choice Entities	$6,573	$3,074	$3,499	$13,387	$4,374	$9,013
Table 22 – Consolidated Sequoia Choice Entities Balance Sheets

(In Thousands)	June 30, 2019	December 31, 2018
Residential loans, held-for-investment, at fair value	$2,147,356	$2,079,382
Other assets	8,960	10,010
Total Assets	$2,156,316	$2,089,392
Other liabilities	$7,336	$8,202
Asset-backed securities issued, at fair value	1,929,444	1,885,010
Total liabilities	1,936,780	1,893,212
Equity (fair value of Redwood's retained investments in entities)	219,536	196,180
Total Liabilities and Equity	$2,156,316	$2,089,392

The following table presents residential loan activity at the consolidated Sequoia Choice entities for the three and six months ended June 30, 2019.
Table 23 – Residential Loans Held-for-Investment at Sequoia Choice - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2019	June 30, 2019
Balance at beginning of period	$2,333,248	$2,079,382
New securitization issuance	—	349,583
Principal repayments	(191,796)	(297,478)
Changes in fair value, net	5,904	15,869
Balance at End of Period	$2,147,356	$2,147,356
The outstanding loans held-for-investment at our Sequoia Choice entities at June 30, 2019 were primarily comprised of prime-quality, first-lien, 30-year, fixed-rate loans originated in 2017 or 2018. The gross weighted average coupon of these loans was 4.76%, the weighted average FICO score of borrowers backing these loans was 745 (at origination) and the weighted average original LTV ratio was 75% (at origination). At June 30, 2019, six of these loans with an aggregate unpaid principal balance of $3 million were greater than 90 days delinquent and none of these loans were in foreclosure. At December 31, 2018, three of these loans with an aggregate unpaid principal balance of $2 million were greater than 90 days delinquent and none of these loans were in foreclosure.
Residential Loans Held-for-Investment at Freddie Mac SLST Portfolio

During the fourth quarter of 2018, we invested in certain subordinate securities backed by a pool of seasoned re-performing and non-performing residential mortgage loans that were issued by a Freddie Mac SLST securitization entity and we were required to consolidate this entity for financial reporting purposes in accordance with GAAP. This entity is independent of Redwood and the assets and liabilities of this entity are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Freddie Mac SLST entity at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitization, in accordance with GAAP provisions for collateralized financing entities. At June 30, 2019, our economic investment in the consolidated Freddie Mac SLST entity had an estimated fair value of $244 million, and was comprised of subordinate securities.
The following tables present the statements of income for the three and six months ended June 30, 2019 and 2018 and the balance sheets of the consolidated Freddie Mac SLST entity at June 30, 2019 and December 31, 2018. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 24 – Consolidated Freddie Mac SLST Entity Statements of Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Interest income	$11,597	$—	$11,597	$23,391	$—	$23,391
Interest expense	(8,557)	—	(8,557)	(17,304)	—	(17,304)
Net interest income	3,040	—	3,040	6,087	—	6,087
Investment fair value changes, net	8,037	—	8,037	14,402	—	14,402
Net Income from Consolidated Freddie Mac SLST Entity	$11,077	$—	$11,077	$20,489	$—	$20,489

Table 25 – Consolidated Freddie Mac SLST Entity Balance Sheets

(In Thousands)	June 30, 2019	December 31, 2018
Residential loans, held-for-investment, at fair value	$1,235,089	$1,222,669
Other assets	3,786	3,926
Total Assets	$1,238,875	$1,226,595
Other liabilities	$2,774	$2,907
Asset-backed securities issued, at fair value	991,766	993,748
Total liabilities	994,540	996,655
Equity (fair value of Redwood's investments in entity)	244,335	229,940
Total Liabilities and Equity	$1,238,875	$1,226,595
The following table presents residential loan activity at the consolidated Freddie Mac SLST entity for the three and six months ended June 30, 2019.
Table 26 – Residential Loans Held-for-Investment at Freddie Mac SLST - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2019	June 30, 2019
Balance at beginning of period	$1,228,317	$1,222,669
Principal repayments	(24,706)	(42,585)
Changes in fair value, net	31,478	55,005
Balance at End of Period	$1,235,089	$1,235,089
The outstanding re-performing and non-performing residential loans held-for-investment at the Freddie Mac SLST entity at June 30, 2019 were first-lien, fixed- or step-rate loans that have been modified. At securitization, in December 2018, the weighted average FICO score of borrowers backing these loans was 597 and the weighted average LTV ratio of these loans was 69%. At June 30, 2019, 301 of these loans with an aggregate unpaid principal balance of $78 million were greater than 90 days delinquent and 101 of these loans with an aggregate unpaid principal balance of $15 million were in foreclosure. At December 31, 2018, 306 of these loans with an aggregate unpaid principal balance of $51 million were greater than 90 days delinquent and none of these loans were in foreclosure. Due to the credit profile of re-performing and non-performing loans, our investment in the subordinate securities issued by the Freddie Mac SLST entity was made based on an expectation of defaults and credit losses that will occur on the underlying pool of residential mortgage loans, which was reflected in our purchase price yield. At June 30, 2019, delinquencies and credit losses in the portfolio remain in line with our expectations.
Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio

Beginning in the second half of 2018, we invested in certain subordinate securities issued by Freddie Mac K-Series securitization entities and were required to consolidate these entities for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Freddie Mac K-Series entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At June 30, 2019, our economic investment in the consolidated Freddie Mac K-Series entities had an estimated fair value of $207 million, and was comprised of subordinate securities.

The following tables present the statements of income for the three and six months ended June 30, 2019 and 2018 and the balance sheets of the consolidated Freddie Mac K-Series entities at June 30, 2019 and December 31, 2018. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 27 – Consolidated Freddie Mac K-Series Entities Statements of Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Interest income	$35,917	$—	$35,917	$57,305	$—	$57,305
Interest expense	(34,441)	—	(34,441)	(54,760)	—	(54,760)
Net interest income	1,476	—	1,476	2,545	—	2,545
Investment fair value changes, net	3,246	—	3,246	6,365	—	6,365
Net Income from Consolidated Freddie Mac K-Series Entities	$4,722	$—	$4,722	$8,910	$—	$8,910
Table 28 – Consolidated Freddie Mac K-Series Entities Balance Sheets

(In Thousands)	June 30, 2019	December 31, 2018
Multifamily loans, held-for-investment, at fair value	$3,749,657	$2,144,598
Other assets	11,317	6,595
Total Assets	$3,760,974	$2,151,193
Other liabilities	$10,822	$6,239
Asset-backed securities issued, at fair value	3,543,057	2,019,075
Total liabilities	3,553,879	2,025,314
Equity (fair value of Redwood's retained investments in entities)	207,095	125,879
Total Liabilities and Equity	$3,760,974	$2,151,193
The following table presents multifamily loan activity at the consolidated Freddie Mac K-Series entities for the three and six months ended June 30, 2019.
Table 29 – Multifamily Loans Held-for-Investment at Freddie Mac K-Series - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2019	June 30, 2019
Balance at beginning of period	$2,175,899	$2,144,598
Consolidation of multifamily loans held in securitization trusts	1,481,554	1,481,554
Principal repayments	(4,445)	(7,516)
Changes in fair value, net	96,649	131,021
Balance at End of Period	$3,749,657	$3,749,657
The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entities at June 30, 2019 were first lien, fixed-rate loans that were primarily originated between 2015 and 2017 and had original loan terms of seven to ten years and an original weighted average LTV ratio of 69%. At June 30, 2019, the weighted average coupon of these loans was 4.19% and the weighted average loan term was six years. At both June 30, 2019 and December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.

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
The following table provides the activity for MSRs for the three and six months ended June 30, 2019.
Table 30 – MSR Activity

(In Thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Balance at beginning of period	$55,284	$60,281
Additions
MSRs retained from third-party loan sales	764	868
Market valuation adjustments	(8,652)	(13,753)
Balance at End of Period	$47,396	$47,396
The following table presents characteristics of our MSR investments and their associated loans at June 30, 2019.
Table 31 – Characteristics of MSR Investments Portfolio

(Dollars in Thousands)	June 30, 2019
Unpaid principal balance	$4,827,661
Fair value of MSRs	$47,396
MSR values as percent of unpaid principal balance	0.98%
Gross cash yield (1)	0.29%
Number of loans	7,488
Average loan size	$645
Average coupon	3.98%
Average loan age (months)	58
Average original loan-to-value	67%
Average original FICO score	770
60+ day delinquencies	0.14%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended June 30, 2019, by the weighted average notional balance of loans associated with MSRs we owned during that period.

At June 30, 2019, nearly all of our MSRs were comprised of base MSRs and within this portfolio we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At both June 30, 2019 and December 31, 2018, we had $1 million of servicer advances outstanding related to our MSRs, which are presented in Other assets on our consolidated balance sheets.

Servicing Investments
In 2018, we invested in servicer advances and excess MSRs associated with legacy RMBS (See Note 10 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional detail). At June 30, 2019, our servicer advance investments and excess MSRs associated with this investment had a carrying value of $259 million and $15 million, respectively. The following table presents characteristics of the residential mortgage loans underlying these investments at June 30, 2019.
Table 32 – Characteristics of Servicing Investments

(Dollars in Thousands)	June 30, 2019
Unpaid principal balance	$8,336,516
Number of loans	41,787
Average loan size	$200
Average coupon	5.21%
Average loan age (months)	166
Average original loan-to-value	74%
Average original FICO score	698
60+ day delinquencies (1)	9.45%

(1)	Includes unpaid principal balance of $498 million, or 6% of total portfolio, of loans in foreclosure or transferred to REO.
Mortgage Banking Segment
Our Mortgage Banking segment includes activity from both our residential and business purpose mortgage banking operations. Our business purpose mortgage banking operations includes activity from our wholly-owned subsidiary 5 Arches and our single-family rental loans that we are currently aggregating for subsequent sale or securitization. The following table presents the components of segment contribution for the Mortgage Banking segment for the three and six months ended June 30, 2019 and 2018.
Table 33 – Mortgage Banking Segment Contribution

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Interest income	$11,352	$13,084	$(1,732)	$21,729	$25,981	$(4,252)
Interest expense	(6,595)	(7,629)	1,034	(12,159)	(13,766)	1,607
Net interest income	4,757	5,455	(698)	9,570	12,215	(2,645)
Mortgage banking activities, net (1)	19,160	10,596	8,564	31,469	37,172	(5,703)
Other income (expense), net (2)	(156)	—	(156)	(323)	—	(323)
Direct operating expenses (3)	(11,571)	(5,739)	(5,832)	(19,675)	(14,371)	(5,304)
Segment contribution before income taxes	12,190	10,312	1,878	21,041	35,016	(13,975)
Provision for income taxes	(1,437)	(1,398)	(39)	(1,978)	(5,406)	3,428
Segment Contribution	$10,753	$8,914	$1,839	$19,063	$29,610	$(10,547)

(1)
Mortgage banking activities, net includes $15 million and $4 million from our residential mortgage banking and business purpose mortgage banking operations, respectively, for the three months ended June 30, 2019. Mortgage banking activities, net includes $26 million and $5 million from our residential mortgage banking and business purpose mortgage banking operations, respectively, for the six months ended June 30, 2019.

(2)
Other income (expense), net for our business purpose mortgage banking operations includes intangible asset amortization expense of $2 million and $3 million for the three and six months ended June 30, 2019, respectively, related to our acquisition of 5 Arches.

(3)
Direct operating expenses includes $6 million from both our residential mortgage banking and business purpose mortgage banking operations for the three months ended June 30, 2019. Direct operating expenses includes $12 million and $8 million from our residential mortgage banking and business purpose mortgage banking operations, respectively, for the six months ended June 30, 2019.

The following tables provide the activity of unsecuritized residential loans during the three and six months ended June 30, 2019 and 2018.
Table 34 – Residential Loans Held-for-Sale — Activity

	Three Months Ended June 30,
	2019			2018
(In Thousands)	Select	Choice	Total	Select	Choice	Total
Balance at beginning of period	$484,189	$335,032	$819,221	$766,105	$364,080	$1,130,185
Acquisitions	1,073,674	488,078	1,561,752	1,343,224	608,342	1,951,566
Sales	(1,013,707)	(238,709)	(1,252,416)	(1,399,862)	(8,496)	(1,408,358)
Transfers between portfolios (1)	(13,718)	(29,532)	(43,250)	(22,542)	(539,168)	(561,710)
Principal repayments	(18,695)	(13,706)	(32,401)	(7,374)	(7,238)	(14,612)
Changes in fair value, net	3,042	339	3,381	1,265	6,324	7,589
Balance at End of Period	$514,785	$541,502	$1,056,287	$680,816	$423,844	$1,104,660

	Six Months Ended June 30,
	2019			2018
(In Thousands)	Select	Choice	Total	Select	Choice	Total
Balance at beginning of period	$716,193	$332,608	$1,048,801	$1,101,356	$326,589	$1,427,945
Acquisitions	1,623,222	921,459	2,544,681	2,611,154	1,155,706	3,766,860
Sales	(1,810,937)	(274,557)	(2,085,494)	(2,990,603)	(12,286)	(3,002,889)
Transfers between portfolios (1)	8,365	(418,287)	(409,922)	(22,542)	(1,046,784)	(1,069,326)
Principal repayments	(26,828)	(22,998)	(49,826)	(20,608)	(11,021)	(31,629)
Changes in fair value, net	4,770	3,277	8,047	2,059	11,640	13,699
Balance at End of Period	$514,785	$541,502	$1,056,287	$680,816	$423,844	$1,104,660

(1)	Represents the net transfers of loans out of our Mortgage Banking segment into our Investment Portfolio segment and their reclassification from held-for-sale to held-for-investment.
Overview
Strong margins, supported by improved securitization and whole loan execution during the second quarter of 2019, more than offset a reduction in volume to help segment contribution from our mortgage banking business to improve during the three-month periods. Our segment results for the six-month periods declined, as we experienced significantly higher volumes and margins during the first quarter of 2018. For the second quarter of 2019, our business purpose mortgage banking operations generated a segment contribution close to break-even, as our volumes were somewhat impacted by the continued integration of 5 Arches.
During the first half of 2019, we purchased $2.54 billion of predominately prime residential jumbo loans, securitized $764 million of jumbo Select loans that were accounted for as sales, and sold $1.32 billion of jumbo loans to third parties. Additionally, we transferred $350 million of jumbo Choice loans that did not qualify for sales accounting treatment under GAAP to Sequoia securitization entities and we had net transfers of $60 million of loans to our Investment Portfolio segment that were financed with borrowings from the FHLBC. Our pipeline of residential loans identified for purchase at June 30, 2019 included $1.02 billion of jumbo loans.
Prior to our acquisition of 5 Arches on March 1, 2019, we purchased $19 million of single-family rental loans from 5 Arches. During the period from March 1, 2019 to June 30, 2019, we funded $41 million of single-family rental loans, all of which were retained in our mortgage banking segment. Since our acquisition of 5 Arches, we have funded $128 million of residential bridge loans, of which $44 million were sold to a third party and the remaining loans were transferred to our investment portfolio.

We utilize a combination of capital and our loan warehouse facilities to manage our inventory of loans held-for-sale. At June 30, 2019, we had $638 million of warehouse debt outstanding to fund our residential loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the second quarter of 2019 was 3.95% per annum. Jumbo loan warehouse capacity at June 30, 2019 totaled $1.43 billion across four separate counterparties, which should continue to provide sufficient liquidity to fund our mortgage banking operations in the near-term.
At June 30, 2019, we had $54 million of warehouse debt outstanding to fund our single-family rental loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the second quarter of 2019 was 5.51% per annum. Our single-family rental loan warehouse capacity totaled $400 million across two separate counterparties.
At June 30, 2019, residential mortgage banking had 481 loan sellers, down from 501 at the end of 2018. This included 186 jumbo sellers and 295 sellers from various FHLB districts participating in the FHLB's MPF Direct program.
Net Interest Income
Net interest income from mortgage banking is primarily comprised of interest income earned on loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on our balance sheet.
The decrease in net interest income during the three- and six-month periods was primarily due to a decrease in interest income driven by a lower average balance of residential loans held-for-sale and higher interest expense due to higher interest rates on our variable rate financing.
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
Table 35 – Components of Mortgage Banking Activities, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$20,267	$3,364	$16,903	$35,111	$1,170	$33,941
Risk management derivatives (2)	(5,760)	6,150	(11,910)	(9,898)	34,582	(44,480)
Other income, net (3)	852	1,082	(230)	973	1,420	(447)
Total residential mortgage banking activities, net	15,359	10,596	4,763	26,186	37,172	(10,986)

Business Purpose Mortgage Banking Activities, Net
Changes in fair value of:
Single-family rental loans, at fair value (1)	1,882	—	1,882	3,626	—	3,626
Risk management derivatives (2)	(1,671)	—	(1,671)	(2,517)	—	(2,517)
Residential bridge loans, at fair value	1,012	—	1,012	1,098	—	1,098
Other income, net (3)	2,578	—	2,578	3,076	—	3,076
Total business purpose mortgage banking activities, net	3,801	—	3,801	5,283	—	5,283
Mortgage Banking Activities, Net	$19,160	$10,596	$8,564	$31,469	$37,172	$(5,703)

(1)	Includes changes in fair value for loan purchase commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of loans.

(3)	Includes other fee income from loan originations and acquisitions as well as the provision for repurchase expense, presented net.
The increase in mortgage banking activities, net for the three-month periods was mostly the result of higher gross margins and income from our business purpose mortgage banking operations. The decrease in mortgage banking activities, net for the six-month periods was primarily due to a decrease in residential loan purchase volume.
Residential loan purchase commitments ("LPCs"), adjusted for fallout expectations, were $1.69 billion and $2.89 billion for the three and six months ended June 30, 2019, respectively. Our gross margins for our residential loans in the second quarter of 2019, which we define as net interest income plus income from mortgage banking activities, divided by LPCs, were above our long-term expectations, driven primarily by improved securitization execution in the second quarter of 2019.
At June 30, 2019 and December 31, 2018, we had repurchase reserves of $3 million and $4 million outstanding, respectively, related to residential loans sold through this segment. For each of the six months ended June 30, 2019 and 2018, we recorded reversals of repurchase provisions of $0.2 million that were included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.

Residential Loans Held-for-Sale
The following table details outstanding principal balances for residential loans held-for-sale by product type at June 30, 2019.
Table 36 – Characteristics of Residential Loans Held-for-Sale

June 30, 2019	Principal Value	Weighted Average Coupon
(Dollars in Thousands)
First Lien Prime
Fixed - 30 year	$716,630	4.80%
Fixed - 10, 15, & 20 year	65,580	3.90%
Hybrid	245,750	4.15%
ARM	145	4.45%
Total Outstanding Principal	$1,028,105
Single-Family Rental Loans Held-for-Sale
The $92 million of outstanding single-family rental loans held-for-sale at June 30, 2019 were first-lien, fixed-rate loans with maturities of five, seven, or ten years. At June 30, 2019, the weighted average coupon of our single-family rental loans was 5.54% and the weighted average loan term was six years. At origination, the weighted average LTV ratio of these loans was 66% and the weighted average debt service coverage ratio ("DSCR") was 1.33 times.

Operating Expenses and Taxes
Operating expenses for this segment primarily include costs associated with the origination, purchase and sale of residential and business purpose loans, including expenses from the 5 Arches platform we acquired in March 2019. For the three- and six-month periods, the increase in operating expenses was primarily due to additional expenses from the consolidated 5 Arches operations.
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

Results of Consolidated Legacy Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Legacy Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At June 30, 2019, the estimated fair value of our investments in the consolidated Legacy Sequoia entities was $11 million.

The following tables present the statements of income for the three and six months ended June 30, 2019 and 2018 and the balance sheets of the consolidated Legacy Sequoia entities at June 30, 2019 and December 31, 2018. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 37 – Consolidated Legacy Sequoia Entities Statements of Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Interest income	$4,776	$5,017	$(241)	$9,629	$9,829	$(200)
Interest expense	(3,981)	(4,215)	234	(8,096)	(8,067)	(29)
Net interest income	795	802	(7)	1,533	1,762	(229)
Investment fair value changes, net	(123)	(720)	597	(497)	(728)	231
Net Income from Consolidated Legacy Sequoia Entities	$672	$82	$590	$1,036	$1,034	$2
Table 38 – Consolidated Legacy Sequoia Entities Balance Sheets

(In Thousands)	June 30, 2019	December 31, 2018
Residential loans, held-for-investment, at fair value	$457,750	$519,958
Other assets	2,363	4,911
Total Assets	$460,113	$524,869
Other liabilities	$519	$571
Asset-backed securities issued, at fair value	448,862	512,240
Total liabilities	449,381	512,811
Equity (fair value of Redwood's retained investments in entities)	10,732	12,058
Total Liabilities and Equity	$460,113	$524,869

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

Residential Loans at Consolidated Legacy Sequoia Entities
The following table provides details of residential loan activity at consolidated Legacy Sequoia entities for the three and six months ended June 30, 2019 and 2018.
Table 39 – Residential Loans at Consolidated Legacy Sequoia Entities — Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$488,645	$626,151	$519,958	$632,817
Principal repayments	(31,699)	(37,869)	(67,479)	(72,091)
Transfers to REO	(63)	(567)	(102)	(1,835)
Changes in fair value, net	867	4,314	5,373	33,138
Balance at End of Period	$457,750	$592,029	$457,750	$592,029
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise all of the loans in the consolidated Legacy Sequoia entities and were primarily originated in 2006 or prior. For outstanding loans at consolidated Legacy Sequoia entities at June 30, 2019, the weighted average FICO score of borrowers backing these loans was 727 (at origination) and the weighted average original LTV ratio was 66% (at origination). At June 30, 2019 and December 31, 2018, the aggregate unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $13 million and $14 million, respectively, of which the aggregate unpaid principal balance of loans in foreclosure was $5 million and $5 million, respectively.
Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three and six months ended June 30, 2019 and 2018.
Table 40 – Taxable Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except per Share Data)	2019 est. (1)	2018 est. (1)	2019 est. (1)	2018 est. (1)
REIT taxable income	$24,561	$26,794	$53,322	$60,268
Taxable REIT subsidiary income	16,347	11,883	23,044	35,964
Total Taxable Income	$40,908	$38,677	$76,366	$96,232

REIT taxable income per share	$0.25	$0.35	$0.55	$0.79
Total taxable income per share	$0.42	$0.51	$0.79	$1.27

Distributions to shareholders	$29,306	$22,721	$58,304	$43,916
Distributions to shareholders per share	$0.30	$0.30	$0.60	$0.58

(1)	Our tax results for the three and six months ended June 30, 2019 and 2018 are estimates until we file tax returns for these years.

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
Tax Provision under GAAP

For the three and six months ended June 30, 2019, we recorded tax provisions of $2 million and $3 million, respectively. For the three and six months ended June 30, 2018, we recorded tax provisions of $3 million and $7 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The reduction in tax provision year-over-year was primarily the result of the lower GAAP income earned at our TRS as well as the recognition of discrete tax benefits in the first quarter ancillary to the 5 Arches acquisition, which impacted our tax provision by less than $2 million. Our TRS effective tax rate in 2019 is expected to be approximately equal to the federal corporate tax rate, excluding the one-time discrete tax benefits. The income or loss generated at our TRS will not directly affect the tax characterization of our 2019 dividends.

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

The table below reconciles our estimated total taxable income to our GAAP income for the six months ended June 30, 2019.
Table 41 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Six Months Ended June 30, 2019
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$125,902	$25,305	$151,207	$279,583	$(128,376)
Interest expense	(63,439)	(26,732)	(90,171)	(215,496)	125,325
Net interest income	62,463	(1,427)	61,036	64,087	(3,051)
Realized credit losses	(580)	—	(580)	—	(580)
Mortgage banking activities, net	—	29,976	29,976	31,469	(1,493)
Investment fair value changes, net	793	157	950	23,297	(22,347)
Operating expenses	(22,219)	(24,808)	(47,027)	(49,414)	2,387
Other income, net	786	8,958	9,744	5,994	3,750
Realized gains, net	12,229	10,305	22,534	13,513	9,021
Provision for income taxes	(150)	(117)	(267)	(3,216)	2,949
Net Income	$53,322	$23,044	$76,366	$85,730	$(9,364)

Income per basic common share	$0.55	$0.24	$0.79	$0.88	$(0.09)
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
At June 30, 2019, our total capital was $2.34 billion and included $1.56 billion of equity capital and $0.77 billion of convertible notes and long-term debt on our consolidated balance sheet, including $201 million of exchangeable debt due in 2019, $245 million of convertible debt due in 2023, $200 million of convertible debt due in 2024, and $140 million of trust-preferred securities due in 2037.
As of June 30, 2019, our cash and liquidity capital included $200 million of available capital. While we believe our available capital, together with additional liquidity we believe we can source through continued portfolio optimization (including collateralized borrowings or assets sales), is sufficient to fund our operations and currently contemplated investment activities and to repay existing debt, we may raise equity or debt capital from time to time to acquire assets and make long-term investments to expand our investment portfolio or enhance our mortgage banking operating platforms, including funding large purchases of portfolios of residential, multifamily, or business purpose residential loans or securities, or other portfolio investments, or for other purposes, such as for acquisitions to expand our mortgage banking platform or to repay our $201 million of exchangeable debt maturing in November 2019. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interest of our shareholders.
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
Cash Flows and Liquidity for the Six Months Ended June 30, 2019
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $558 million during the six months ended June 30, 2019. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, origination, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were negative $112 million and positive $101 million during the first six months of 2019 and 2018, respectively. For the six months ended June 30, 2019, cash flows from operating activities included net cash outflows of $136 million related to the funding of derivative margin obligations and the settlement of derivatives. These cash outflows were the result of declining benchmark interest rates during the first half of 2019.
Cash Flows from Investing Activities
During the six months ended June 30, 2019, our net cash provided by investing activities was $497 million and primarily resulted from proceeds from principal payments on loans held-for-investment and sales of real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any.

Because many of our investment securities are financed through repurchase agreements, a significant portion of the proceeds from any sales or principal payments of our investment securities could be used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans at consolidated Sequoia and Freddie Mac SLST and K-Series entities would generally be used to repay ABS issued by those entities.
During the three months ended June 30, 2019, we deployed capital into several new investments, including $75 million into Freddie Mac K-Series multifamily securities and $25 million into business purpose loans originated by 5 Arches.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the six months ended June 30, 2019, we transferred residential loans between held-for-sale and held-for-investment classification, retained securities from Sequoia securitizations we sponsored, and consolidated certain multifamily and re-performing residential securitization trusts which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the six months ended June 30, 2019, our net cash provided by financing activities was $109 million. This primarily resulted from proceeds of $331 million from the issuance of asset-backed securities from our Sequoia Choice securitizations, proceeds of $198 million from the issuance of common stock, and $56 million of net borrowings of short-term debt. These cash inflows were partially offset by $417 million of repayments of ABS issued.
During the six months ended June 30, 2019, we paid $60 million of cash dividends on our common stock, representing cumulative dividends of $0.60 per share. In August 2019, the Board of Directors declared a regular dividend of $0.30 per share for the third quarter of 2019, which is payable on September 30, 2019 to shareholders of record on September 16, 2019.
In accordance with the terms of our outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.
Repurchase Authorization
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At June 30, 2019, $100 million of the current authorization remained available for the repurchase of shares of our common stock. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital described above.
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
At June 30, 2019, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $638 million (secured by residential loans with an aggregate fair value of $712 million) and a total uncommitted borrowing limit of $1.43 billion. In addition, at June 30, 2019, we had an aggregate outstanding short-term debt balance of $1.21 billion under 10 securities repurchase facilities, which were secured by securities with a fair market value of $945 million. In addition, at June 30, 2019, the fair value of our real estate securities pledged as collateral included $148 million of securities retained from our consolidated Sequoia Choice securitizations, as well as $203 million and $207 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-series securitizations, respectively. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value of $4 million) at June 30, 2019.

To finance our business purpose residential loan investments, at June 30, 2019, we had two single-family rental loan warehouse facilities with a total outstanding debt balance of $54 million (secured by single-family rental loans with an aggregate fair value of $71 million) and a total uncommitted borrowing limit of $400 million. In addition, at June 30, 2019, we had four residential bridge loan warehouse facilities with a total outstanding debt balance of $120 million (secured by residential bridge loans with an aggregate fair value of $144 million) and a total uncommitted borrowing limit of $330 million. We also had a business purpose loan working capital line with no outstanding balance and a total uncommitted borrowing limit of $15 million.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments we made in the fourth quarter of 2018. At June 30, 2019, the fair value of servicer advances, cash and restricted cash pledged as collateral was $265 million. At June 30, 2019, the accrued interest payable balance on this debt was $0.3 million and the unamortized capitalized commitment costs were $1 million.
During the fourth quarter of 2018, $201 million principal amount of 5.625% exchangeable senior notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At June 30, 2019, the accrued interest payable balance on this debt was $1 million. See Note 15 for additional information on our convertible notes.
At June 30, 2019, we had $2.46 billion of short-term debt outstanding. During the first six months of 2019, the highest balance of our short-term debt outstanding was $2.49 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At June 30, 2019, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the six months ended June 30, 2019, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through a five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At June 30, 2019, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.57% per annum and a weighted average maturity of six years. At June 30, 2019, accrued interest payable on these borrowings was $9 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. Our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.39 billion at June 30, 2019. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At June 30, 2019, our subsidiary held $43 million of FHLBC stock that is included in Other assets on our consolidated balance sheets.
Convertible Notes
In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. After deducting the issuance discount, the underwriting discount and offering costs, we received approximately $194 million of net proceeds. Including amortization of deferred debt issuance costs and the debt discount, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. At June 30, 2019, the outstanding principal amount of these notes was $200 million and the accrued interest payable balance on this debt was $5 million.
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. After deducting the underwriting discount and offering costs, we received approximately $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At June 30, 2019, the outstanding principal amount of these notes was $245 million and the accrued interest payable balance on this debt was $4 million.

In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and offering costs, we received approximately $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. During the first quarter of 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. During the fourth quarter of 2018, $201 million principal amount of 5.625% exchangeable senior notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At June 30, 2019, the outstanding principal amount of these notes was $201 million and the accrued interest payable balance on this debt was $1 million.

Trust Preferred Securities and Subordinated Notes
At June 30, 2019, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% and must be redeemed no later than 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.9% per annum. These swaps are accounted for as cash flow hedges with all interest recorded as a component of net interest income and other valuation changes recorded as a component of equity.
 Asset-Backed Securities
At June 30, 2019, there were $475 million (principal balance) of loans owned at consolidated Legacy Sequoia securitization entities, which were funded with $468 million (principal balance) of ABS issued at these entities. At June 30, 2019, there were $2.08 billion (principal balance) of loans owned at consolidated Sequoia Choice securitization entities, which were funded with $1.86 billion (principal balance) of ABS issued at these entities. At June 30, 2019, there were $1.27 billion (principal balance) of loans owned at the consolidated Freddie Mac SLST securitization entity, which were funded with $951 million (principal balance) of ABS issued at this entity. At June 30, 2019, there were $3.55 billion (principal balance) of loans owned at the consolidated Freddie Mac K-Series securitization entities, which were funded with $3.24 billion (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsections titled "Results of Consolidated Legacy Sequoia Entities," "Residential Loans Held-for-Investment at Sequoia Choice Portfolio," "Residential Loans Held-for-Investment at Freddie Mac SLST Portfolio," and "Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio" in the Results of Operations section of this MD&A for additional details on these entities.
Other Commitments and Contingencies
For additional information on commitments and contingencies that could impact our liquidity and capital resources, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Aggregate borrowing limits are stated under certain of these facilities, and certain other facilities have no stated borrowing limit, but each of the facilities (with the exception of the $10 million committed line of short-term secured credit and two business purpose residential loan warehouse facilities secured by residential bridge loans) is uncommitted, which means that any request we make to borrow funds under these uncommitted facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. In general, financing under these facilities is obtained by transferring or pledging mortgage loans or securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred or pledged assets). While transferred or pledged assets are financed under a facility, to the extent the market value of the assets declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. Margin call provisions under these facilities are further described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2018 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”

Because these borrowing facilities are uncommitted (except two business purpose residential loan warehouse facilities secured by residential bridge loans), at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Market Risks.” In addition, with respect to mortgage loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Market Risks,” if and when those loans or securities become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility. Additionally, our access to financing under the borrowing facility with the FHLBC is subject to the risks described under the heading “Risk Factors - Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

At June 30, 2019, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at June 30, 2019 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at June 30, 2019 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

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
For additional information on our commitments and contingencies as of June 30, 2019, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
There have been no changes in our internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at June 30, 2019, approximately $127 million of principal and $12 million of interest payments had been made in respect of the Seattle Certificate. As of June 30, 2019, the Seattle Certificate had a remaining outstanding principal amount of approximately $6 million. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at June 30, 2019, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. As of June 30, 2019, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.
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

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At June 30, 2019, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At June 30, 2019, $100 million of this current authorization remained available for the repurchase of shares of our common stock.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2019.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
April 1, 2019 - April 30, 2019	—	$—	—	$—
May 1, 2019 - May 31, 2019	—	$—	—	$—
June 1, 2019 - June 30, 2019	—	$—	—	$100,000
Total	—	$—	—	$100,000
Item 3. Defaults Upon Senior Securities
None.
Item 4. Not Applicable
Item 5. Other Information
On August 6, 2019, Redwood amended its employment agreements with Christopher J. Abate (Redwood’s CEO), Dashiell I. Robinson (Redwood’s President), and Andrew P. Stone (Redwood’s Executive Vice President, General Counsel, and Secretary). These agreements were amended to, among other things, update the provisions of the agreements related to severance payments and severance-related benefits continuation terms. The three amended employment agreements are filed as Exhibits 10.1, 10.2, and 10.3 to this Quarterly Report on Form 10-Q (collectively, the “Amended Employment Agreements”) and the description of the Amended Employment Agreements set forth in this Part II, Item 5 is qualified in its entirety by reference to the full text of the Amended Employment Agreements.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.1.11	Articles of Amendment of the Registrant, effective May 16, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)
3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on March 5, 2008 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 3.2.1, filed on August 8, 2018)
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

10.1*	Fourth Amended and Restated Employment Agreement, dated as of August 6, 2019, by and between Christopher J. Abate and the Registrant (filed herewith)
10.2*	Second Amended and Restated Employment Agreement, dated as of August 6, 2019, by and between Dashiell I. Robinson and the Registrant (filed herewith)
10.3*	Fourth Amended and Restated Employment Agreement, dated as of August 6, 2019, by and between Andrew P. Stone and the Registrant (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018;
(ii) Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018;
(iii) Statements of Consolidated Comprehensive Income for the three and six months ended June 30, 2019 and 2018;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2019 and 2018;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and
(vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Indicates exhibits that include management contracts or compensatory plan or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	August 8, 2019	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2019	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2019	By:	/s/ Lola Bondar
Lola Bondar
Managing Director, Chief Accounting Officer
(Principal Accounting Officer)