Form 10-Q
period 2019-09-30
REDWOOD TRUST INC
filed 2019-11-08
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	112,689,511	shares outstanding as of November 5, 2019

REDWOOD TRUST, INC.
2019 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	September 30, 2019	December 31, 2018
ASSETS (1)
Residential loans, held-for-sale, at fair value	$925,887	$1,048,801
Residential loans, held-for-investment, at fair value	7,755,916	6,205,941
Business purpose residential loans, at fair value	336,035	141,258
Multifamily loans, held-for-investment, at fair value	3,791,622	2,144,598
Real estate securities, at fair value	1,285,426	1,452,494
Other investments	347,707	438,518
Cash and cash equivalents	394,628	175,764
Restricted cash	111,518	29,313
Goodwill and intangible assets	49,121	—
Accrued interest receivable	57,464	47,105
Derivative assets	43,649	35,789
Other assets	377,310	217,825
Total Assets	$15,476,283	$11,937,406

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net (2)	$1,980,817	$2,400,279
Accrued interest payable	46,881	42,528
Derivative liabilities	234,011	84,855
Accrued expenses and other liabilities	129,742	78,719
Asset-backed securities issued, at fair value	8,346,051	5,410,073
Long-term debt, net	2,953,722	2,572,158
Total liabilities	13,691,224	10,588,612
Commitments and Contingencies (see Note 16)
Equity
Common stock, par value $0.01 per share, 270,000,000 and 180,000,000 shares authorized; 112,101,731 and 84,884,344 issued and outstanding	1,121	849
Additional paid-in capital	2,244,834	1,811,422
Accumulated other comprehensive income	38,124	61,297
Cumulative earnings	1,529,981	1,409,941
Cumulative distributions to stockholders	(2,029,001)	(1,934,715)
Total equity	1,785,059	1,348,794
Total Liabilities and Equity	$15,476,283	$11,937,406
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2019 and December 31, 2018, assets of consolidated VIEs totaled $9,596,537 and $6,331,191, respectively. At September 30, 2019 and December 31, 2018, liabilities of consolidated VIEs totaled $8,582,595 and $5,709,807, respectively. See Note 4 for further discussion.

(2)
Includes $201 million of convertible notes, which were reclassified from Long-term debt, net to Short-term debt as the maturity of the notes was less than one year as of November 15, 2018. See Note 13 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2019	2018	2019	2018
Interest Income
Residential loans	$77,070	$63,265	$230,308	$169,010
Business purpose residential loans	5,446	1,445	12,231	1,445
Multifamily loans	36,829	5,578	94,134	5,578
Real estate securities	23,047	27,063	72,514	79,054
Other interest income	7,725	2,046	20,513	3,905
Total interest income	150,117	99,397	429,700	258,992
Interest Expense
Short-term debt	(24,239)	(14,146)	(70,732)	(40,756)
Asset-backed securities issued	(71,065)	(27,421)	(196,473)	(55,171)
Long-term debt	(21,300)	(22,784)	(64,895)	(58,151)
Total interest expense	(116,604)	(64,351)	(332,100)	(154,078)
Net Interest Income	33,513	35,046	97,600	104,914
Non-interest Income
Mortgage banking activities, net	9,515	11,224	40,984	48,396
Investment fair value changes, net	11,444	10,332	34,741	12,830
Other income, net	1,825	3,453	7,819	8,893
Realized gains, net	4,714	7,275	18,227	21,352
Total non-interest income, net	27,498	32,284	101,771	91,471
Operating expenses	(26,815)	(21,490)	(76,229)	(63,529)
Net Income before Provision for Income Taxes	34,196	45,840	123,142	132,856
Benefit from (provision for) income taxes	114	(4,919)	(3,102)	(12,343)
Net Income	$34,310	$40,921	$120,040	$120,513

Basic earnings per common share	$0.33	$0.49	$1.20	$1.51
Diluted earnings per common share	$0.31	$0.42	$1.09	$1.30
Basic weighted average shares outstanding	101,872,126	80,796,856	97,214,064	77,211,188
Diluted weighted average shares outstanding	136,522,709	114,682,688	131,202,689	107,792,029

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2019	2018	2019	2018
Net Income	$34,310	$40,921	$120,040	$120,513
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	4,484	(2,408)	19,764	(9,749)
Reclassification of unrealized gain on available-for-sale securities to net income	(3,492)	(5,686)	(15,807)	(19,821)
Net unrealized (loss) gain on interest rate agreements	(11,791)	4,801	(27,130)	16,649
Total other comprehensive loss	(10,799)	(3,293)	(23,173)	(12,921)
Total Comprehensive Income	$23,511	$37,628	$96,867	$107,592

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended September 30, 2019

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
June 30, 2019	97,715,021	$977	$2,013,044	$48,923	$1,495,671	$(1,994,583)	$1,564,032
Net income	—	—	—	—	34,310	—	34,310
Other comprehensive loss	—	—	—	(10,799)	—	—	(10,799)
Issuance of common stock	14,375,000	144	228,339	—	—	—	228,483
Employee stock purchase and incentive plans	11,710	—	154	—	—	—	154
Non-cash equity award compensation	—	—	3,297	—	—	—	3,297
Common dividends declared ($0.30 per share)	—	—	—	—	—	(34,418)	(34,418)
September 30, 2019	112,101,731	$1,121	$2,244,834	$38,124	$1,529,981	$(2,029,001)	$1,785,059
For the Nine Months Ended September 30, 2019

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2018	84,884,344	$849	$1,811,422	$61,297	$1,409,941	$(1,934,715)	$1,348,794
Net income	—	—	—	—	120,040	—	120,040
Other comprehensive loss	—	—	—	(23,173)	—	—	(23,173)
Issuance of common stock	26,666,191	267	418,324	—	—	—	418,591
Direct stock purchase and dividend reinvestment plan	399,838	4	6,303	—	—	—	6,307
Employee stock purchase and incentive plans	151,358	1	(1,767)	—	—	—	(1,766)
Non-cash equity award compensation	—	—	10,552	—	—	—	10,552
Common dividends declared ($0.90 per share)	—	—	—	—	—	(94,286)	(94,286)
September 30, 2019	112,101,731	$1,121	$2,244,834	$38,124	$1,529,981	$(2,029,001)	$1,785,059
For the Three Months Ended September 30, 2018

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
June 30, 2018	75,742,719	$757	$1,665,749	$75,620	$1,369,933	$(1,883,104)	$1,228,955
Net income	—	—	—	—	40,921	—	40,921
Other comprehensive loss	—	—	—	(3,293)	—	—	(3,293)
Issuance of common stock	7,187,500	72	116,964	—	—	—	117,036
Employee stock purchase and incentive plans	62	—	94	—	—	—	94
Non-cash equity award compensation	—	—	3,150	—	—	—	3,150
Common dividends declared ($0.30 per share)	—	—	—	—	—	(25,536)	(25,536)
September 30, 2018	82,930,281	$829	$1,785,957	$72,327	$1,410,854	$(1,908,640)	$1,361,327

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

For the Nine Months Ended September 30, 2018

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2017	76,599,972	$766	$1,673,845	$85,248	$1,290,341	$(1,837,913)	$1,212,287
Net income	—	—	—	—	120,513	—	120,513
Other comprehensive loss	—	—	—	(12,921)	—	—	(12,921)
Issuance of common stock	7,187,500	72	116,964	—	—	—	117,036
Employee stock purchase and incentive plans	183,638	1	(101)	—	—	—	(100)
Non-cash equity award compensation	—	—	10,783	—	—	—	10,783
Share repurchases	(1,040,829)	(10)	(15,534)	—	—	—	(15,544)
Common dividends declared ($0.88 per share)	—	—	—	—	—	(70,727)	(70,727)
September 30, 2018	82,930,281	$829	$1,785,957	$72,327	$1,410,854	$(1,908,640)	$1,361,327

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$120,040	$120,513
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(3,486)	(11,091)
Depreciation and amortization of non-financial assets	5,673	922
Originations of held-for-sale loans	(124,392)	—
Purchases of held-for-sale loans	(4,002,509)	(5,596,326)
Proceeds from sales of held-for-sale loans	2,971,811	4,097,211
Principal payments on held-for-sale loans	77,100	51,853
Net settlements of derivatives	(32,902)	36,721
Non-cash equity award compensation expense	10,552	10,783
Market valuation adjustments	(62,720)	(53,666)
Realized gains, net	(18,227)	(21,352)
Net change in:
Accrued interest receivable and other assets	(141,197)	(32,722)
Accrued interest payable and accrued expenses and other liabilities	(1,049)	34,137
Net cash used in operating activities	(1,201,306)	(1,363,017)
Cash Flows From Investing Activities:
Originations of loans held-for-investment	(171,915)	—
Purchases of loans held-for-investment	(49,489)	(111,231)
Proceeds from sales of loans held-for-investment	9,422	—
Principal payments on loans held-for-investment	1,091,652	550,973
Purchases of real estate securities	(309,839)	(482,150)
Purchases of residential securities held in consolidated securitization trust	(193,212)	—
Purchases of multifamily securities held in consolidated securitization trusts	(68,601)	(54,957)
Proceeds from sales of real estate securities	487,469	432,199
Principal payments on real estate securities	62,711	61,278
Purchases of servicer advance investments	(69,610)	—
Principal repayments from servicer advance investments	150,512	—
Acquisition of 5 Arches, net of cash acquired	(3,714)	—
Net investment in participation in loan warehouse facility	38,209	(37,814)
Net investment in multifamily loan fund	(33,090)	—
Other investing activities, net	(24,989)	(3,731)
Net cash provided by investing activities	915,516	354,567
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	4,009,083	4,760,083
Repayments on short-term debt	(4,435,823)	(5,274,664)
Proceeds from issuance of asset-backed securities	1,020,136	1,658,848
Repayments on asset-backed securities issued	(720,651)	(305,528)
Proceeds from issuance of long-term debt	387,053	199,000
Deferred long-term debt issuance costs paid	(7,023)	(4,977)
Net proceeds from issuance of common stock	426,970	117,311
Net payments on repurchase of common stock	—	(16,315)
Dividends paid	(94,286)	(70,727)
Other financing activities, net	1,400	(619)
Net cash provided by financing activities	586,859	1,062,412
Net increase in cash, cash equivalents and restricted cash	301,069	53,962
Cash, cash equivalents and restricted cash at beginning of period (1)	205,077	146,807
Cash, cash equivalents and restricted cash at end of period (1)	$506,146	$200,769

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2019	2018
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$319,036	$139,003
Taxes	6,977	6,372
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$7,759	$46,872
Retention of mortgage servicing rights from loan securitizations and sales	868	—
Consolidation of residential loans held in securitization trusts	1,190,995	—
Consolidation of residential ABS	997,783	—
Consolidation of multifamily loans held in securitization trusts	1,481,554	946,650
Consolidation of multifamily ABS	1,408,002	880,602
Transfers from loans held-for-sale to loans held-for-investment	1,361,015	1,981,170
Transfers from loans held-for-investment to loans held-for-sale	22,808	15,717
Transfers from residential loans to real estate owned	5,280	2,139
Right-of-use asset obtained in exchange for operating lease liability	13,016	—

(1)
Cash, cash equivalents, and restricted cash at September 30, 2019 includes cash and cash equivalents of $395 million and restricted cash of $112 million, and at December 31, 2018 includes cash and cash equivalents of $176 million and restricted cash of $29 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at September 30, 2019 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2019 should not be construed as indicative of the results to be expected for the full year.
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 where we maintain an ongoing involvement ("Legacy Sequoia"), as well as entities formed in connection with the securitization of Redwood Choice expanded-prime loans beginning in the third quarter of 2017 ("Sequoia Choice"). In addition, we consolidated the assets and liabilities of certain Freddie Mac K-Series securitizations we invested in beginning in the third quarter of 2018, and the assets and liabilities of certain Freddie Mac SLST securitizations we invested in beginning in the fourth quarter of 2018. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for the consolidated Sequoia entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Note 2. Basis of Presentation - (continued)

For financial reporting purposes, the underlying loans owned at the consolidated Sequoia and Freddie Mac SLST entities are shown under Residential loans, held-for-investment, at fair value, and the underlying loans at the consolidated Freddie Mac K-Series are shown under Multifamily loans, held-for-investment, at fair value, on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income, we recorded interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as other income and expenses associated with these entities' activities. See Note 14 for further discussion on ABS issued.
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
Acquisition of 5 Arches, LLC
On March 1, 2019, we completed the acquisition of the remaining 80% interest in 5 Arches, an originator of business purpose residential loans. In May 2018, Redwood acquired a 20% minority interest in 5 Arches for $10 million in cash, with a one-year option to purchase all remaining equity in the company. At closing, we paid approximately $13 million of cash, and the remainder of the consideration, which could total up to an additional $27 million, will be paid in a mix of cash and Redwood common stock and is contingent on the achievement of certain specified loan origination thresholds over the next two years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Note 2. Basis of Presentation - (continued)

We accounted for the acquisition of 5 Arches under the acquisition method of accounting pursuant to ASC 805. We performed the preliminary purchase price allocation and recorded underlying assets acquired and liabilities assumed based on their estimated fair values using the information available as of the acquisition date, with the excess of the purchase price allocated to goodwill. Through September 30, 2019, there have been no significant changes to our preliminary purchase price allocation, which is summarized in the following table.
Table 2.1 – 5 Arches Purchase Price Allocation

(In Thousands)	March 1, 2019
Purchase price:
Cash	$12,575
Contingent consideration, at fair value	24,621
Purchase option, at fair value	5,082
Equity method investment, at fair value	8,052
Total consideration	$50,330

Allocated to:
Tangible net assets acquired (1)	$985
Goodwill	28,747
Intangible assets	24,800
Deferred tax liability	(4,202)
Total net assets acquired	$50,330

(1)	5 Arches net assets acquired consisted of assets of $19 million and liabilities of $18 million as of March 1, 2019.
Because we owned a 20% noncontrolling interest in 5 Arches immediately before obtaining full control, we remeasured our initial minority investment and purchase option at their acquisition-date fair values using the income approach, which resulted in a gain of $2 million that was recorded in Other income, net on our consolidated statements of income during the three months ended March 31, 2019.
As part of this acquisition, we identified and recorded finite-lived intangible assets totaling $25 million. The amortization period for each of these assets and the activity for the period from March 1, 2019 to September 30, 2019 is summarized in the table below.
Table 2.2 – Intangible Assets – Activity

(Dollars in Thousands)	Carrying Value at December 31, 2018	Additions	Amortization Expense	Carrying Value at September 30, 2019	Weighted Average Amortization Period (in years)
Finite-lived intangible assets:
Broker network	$—	$18,100	$(2,112)	$15,988	5
Non-compete agreements	—	2,900	(564)	2,336	3
Loan administration fees on existing loan assets	—	2,600	(1,517)	1,083	1
Tradename	—	1,200	(233)	967	3
Total	$—	$24,800	$(4,426)	$20,374	4

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Note 2. Basis of Presentation - (continued)

All of our intangible assets are amortized on a straight-line basis. Estimated amortization expense for the remainder of 2019 and the following years is summarized in the table below.
Table 2.3 – Intangible Asset Amortization Expense by Year

(In Thousands)	September 30, 2019
2019 (3 months)	$1,897
2020	5,420
2021	4,987
2022	3,848
2023 and thereafter	4,222
Total Future Intangible Asset Amortization	$20,374

We recorded goodwill of $29 million as a result of the total consideration exceeding the fair value of the net assets acquired. The goodwill was attributed to the expected business synergies and expansion into business purpose loan markets, as well as access to the knowledgeable and experienced workforce continuing to provide services to the business. We expect $3 million of our goodwill balance to be deductible for tax purposes. The following table presents the goodwill activity for the nine months ended September 30, 2019.
Table 2.4 – Goodwill – Activity

(In Thousands)	Nine Months Ended September 30, 2019
Beginning balance	$—
Goodwill recognized from 5 Arches acquisition	28,728
Measurement period adjustment	19
Impairment	—
Ending Balance	$28,747

The liability resulting from the contingent consideration arrangement was recorded at its acquisition-date fair value of $25 million as part of total consideration for the acquisition of 5 Arches. At September 30, 2019, our estimated fair value of this contingent liability was $25 million and was recorded as a component of Accrued expenses and other liabilities on our consolidated balance sheets. See Note 16 for additional information on our contingent consideration liability.
The following unaudited pro forma financial information presents Net interest income, Non-interest income, and Net income of Redwood and 5 Arches combined, as if the acquisition occurred as of January 1, 2018. These pro forma amounts have been adjusted to include the amortization of intangible assets for both periods, and to exclude the income statement impacts related to our equity method investment in 5 Arches. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated financial results of operations that would have been reported if the acquisition had been completed as of January 1, 2018 and should not be taken as indicative of our future consolidated results of operations. During the period from March 1, 2019 to September 30, 2019, 5 Arches had mortgage banking income of $12 million and a net loss of $3 million. Included in the net loss for this period was intangible asset amortization expense of $4 million.
Table 2.5 – Unaudited Pro Forma Financial Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Supplementary pro forma information:
Net interest income	$33,513	$35,231	$98,101	$105,660
Non-interest income	27,498	22,280	98,780	84,684
Net income	34,310	32,636	115,809	111,072

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2018 is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial position and results of operations for the three and nine months ended September 30, 2019.
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
Loan Originations
Our wholly-owned subsidiary, 5 Arches, originates business purpose residential loans, including single-family rental and residential bridge loans. Single-family rental loans are mortgage loans secured by 1-4 unit residential real estate with a mortgage loan borrower that owns the real estate as an investment property and rents the property to residential tenants. Residential bridge loans are mortgage loans generally secured by unoccupied residential real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. Generally, single-family rental loans are classified as held-for-sale at fair value, as we have originated these loans with the intent to sell to third parties or transfer to securitization entities. Certain single-family rental loans may be subsequently reclassified to held-for-investment when the loans are transferred to our Federal Home Loan Bank of Chicago ("FHLBC") member subsidiary and pledged as collateral for borrowings made from the FHLBC. Residential bridge loans are classified as held-for-investment at fair value, if we intend to hold these loans to maturity, or held-for-sale at fair value, if we intend to sell the loans to a third party.
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
September 30, 2019
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
Recent Accounting Pronouncements
Newly Adopted Accounting Standards Updates ("ASUs")
In July 2019, the FASB issued ASU 2019-07, "Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (SEC Update)." This new guidance amends certain SEC paragraphs in the FASB Accounting Standards Codification pursuant to the issuance of various SEC Final Rule Releases, and is effective immediately. We adopted this guidance, as required, in the third quarter of 2019, which did not have a material impact on our consolidated financial statements.
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
September 30, 2019
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In February 2016, the FASB issued ASU 2016-02, "Leases." This new guidance requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. This new guidance retains a dual lease accounting model, which requires leases to be classified as either operating or capital leases for lessees, for purposes of income statement recognition. This new guidance is effective for fiscal years beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," which provides more specific guidance on certain aspects of Topic 842. Additionally, in July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements." This new ASU introduces an additional transition method which allows entities to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, "Leases (Topic 842): Codification Improvements," which is intended to clarify Codification guidance. We adopted this guidance, as required, in the first quarter of 2019, which did not have a material impact on our consolidated financial statements. We elected the package of practical expedients under the transition guidance within this standard, which allowed us to carry forward the classifications of each of our existing leases as operating leases. In connection with the adoption of this guidance, at September 30, 2019, our lease liability was $13 million, which represented the present value of our remaining lease payments discounted at our incremental borrowing rate and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. At September 30, 2019, our right-of-use asset was $11 million, which was equal to the lease liability adjusted for our deferred rent liability at adoption and was recorded in Other assets on our consolidated balance sheets. We will continue to record lease expense on a straight-line basis and have included required lease disclosures within Note 16.
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
September 30, 2019
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at September 30, 2019 and December 31, 2018.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
September 30, 2019 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$33,642	$—	$33,642	$(25,802)	$(4,379)	$3,461
TBAs	5,250	—	5,250	(3,448)	(1,040)	762
Total Assets	$38,892	$—	$38,892	$(29,250)	$(5,419)	$4,223

Liabilities (2)
Interest rate agreements	$(228,150)	$—	$(228,150)	$25,802	$202,348	$—
TBAs	(4,192)	—	(4,192)	3,448	483	(261)
Loan warehouse debt	(233,224)	—	(233,224)	233,224	—	—
Security repurchase agreements	(1,157,646)	—	(1,157,646)	1,157,646	—	—
Total Liabilities	$(1,623,212)	$—	$(1,623,212)	$1,420,120	$202,831	$(261)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
September 30, 2019
(Unaudited)

Note 4. Principles of Consolidation - (continued)

Analysis of Consolidated VIEs
At September 30, 2019, we consolidated our Legacy Sequoia and Sequoia Choice securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Additionally, beginning in the second half of 2018, we consolidated certain Freddie Mac K-Series and SLST securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for the consolidated Sequoia entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At September 30, 2019, the estimated fair value of our investments in the consolidated Legacy Sequoia, Sequoia Choice, Freddie Mac SLST and Freddie Mac K-Series entities was $10 million, $259 million, $456 million, and $215 million, respectively.
Beginning in the fourth quarter of 2018, we consolidated two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At September 30, 2019, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 10 for a further description of these entities and the investments they hold and Note 12 for additional information on the minority partner’s interest. Additionally, beginning in the fourth quarter of 2018, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 13 for additional information on the servicer advance financing. At September 30, 2019, the estimated fair value of our investment in the Servicing Investment entities was $75 million.
The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

September 30, 2019	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$429,159	$2,618,316	$2,441,223	$—	$—	$5,488,698
Multifamily loans, held-for-investment	—	—	—	3,791,622	—	3,791,622
Other investments	—	—	—	—	238,316	238,316
Cash and cash equivalents	—	—	—	—	21,240	21,240
Restricted cash	143	15	—	—	21,450	21,608
Accrued interest receivable	716	10,806	7,215	11,300	4,472	34,509
REO	460	—	84	—	—	544
Total Assets	$430,478	$2,629,137	$2,448,522	$3,802,922	$285,478	$9,596,537
Short-term debt	$—	$—	$—	$—	$191,203	$191,203
Accrued interest payable	456	8,949	5,498	10,805	247	25,955
Accrued expenses and other liabilities	—	15	—	—	19,371	19,386
Asset-backed securities issued	419,890	2,361,111	1,987,473	3,577,577	—	8,346,051
Total Liabilities	$420,346	$2,370,075	$1,992,971	$3,588,382	$210,821	$8,582,595

Number of VIEs	20	9	2	4	3	38

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
We consolidate the assets and liabilities of certain Freddie Mac K-Series and SLST securitization trusts resulting from our investment in subordinate securities issued by these trusts. Additionally, we consolidate the assets and liabilities of Servicing Investment entities from our investment in servicer advance investments and excess MSRs. In each case, we maintain certain discretionary rights associated with the ownership of these investments that we determined reflected a controlling financial interest, as we have both the power to direct the activities that most significantly impact the economic performance of the VIEs and the right to receive benefits of and the obligation to absorb losses from the VIEs that could potentially be significant to the VIEs.
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 46 Sequoia securitization entities sponsored by us that are still outstanding as of September 30, 2019, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
During the first quarter of 2019, the master servicer for one of our unconsolidated Sequoia entities exercised their right to call the securitization and paid off the underlying securities. We realized a $4 million gain related to the called securities, which was recognized through Realized gains, net on our consolidated statements of income. In connection with this called securitization, Redwood acquired $39 million of residential real estate loans that were subsequently sold or were held in our held-for-investment portfolio at Redwood at September 30, 2019.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents information related to securitization transactions that occurred during the three and nine months ended September 30, 2019 and 2018.
Table 4.2 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Principal balance of loans transferred	$366,999	$327,511	$1,116,092	$2,735,644
Trading securities retained, at fair value	1,228	2,583	4,736	48,831
AFS securities retained, at fair value	1,069	776	3,023	6,728

The following table summarizes the cash flows during the three and nine months ended September 30, 2019 and 2018 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.3 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Proceeds from new transfers	$376,126	$329,231	$1,138,778	$2,723,012
MSR fees received	2,919	3,405	9,084	10,216
Funding of compensating interest, net	(76)	(46)	(213)	(102)
Cash flows received on retained securities	6,603	7,267	20,892	21,720

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during the three and nine months ended September 30, 2019 and 2018.
Table 4.4 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	37%	15%	9%	9%
Discount rates	14%	7%	14%	7%
Credit loss assumptions	0.20%	0.20%	0.20%	0.20%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	25%	15%	9%	10%
Discount rates	14%	7%	14%	5%
Credit loss assumptions	0.20%	0.20%	0.20%	0.20%

The following table presents additional information at September 30, 2019 and December 31, 2018, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.5 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	September 30, 2019	December 31, 2018
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$106,691	$129,111
Subordinate securities, classified as AFS	141,568	162,314
Mortgage servicing rights	37,904	58,572
Maximum loss exposure (1)	$286,163	$349,997
Assets transferred:
Principal balance of loans outstanding	$10,360,700	$10,580,216
Principal balance of loans 30+ days delinquent	28,782	21,805

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
September 30, 2019
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at September 30, 2019 and December 31, 2018.
Table 4.6 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

September 30, 2019	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at September 30, 2019	$37,904	$41,827	$206,433
Expected life (in years) (2)	6	5	13
Prepayment speed assumption (annual CPR) (2)	14%	16%	16%
Decrease in fair value from:
10% adverse change	$1,893	$1,977	$454
25% adverse change	4,486	5,189	1,802
Discount rate assumption (2)	11%	13%	5%
Decrease in fair value from:
100 basis point increase	$1,259	$848	$19,313
200 basis point increase	2,436	1,977	35,950
Credit loss assumption (2)	N/A	0.21%	0.21%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,666
25% higher losses	N/A	—	4,153

December 31, 2018	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2018	$58,572	$61,178	$230,247
Expected life (in years) (2)	8	7	15
Prepayment speed assumption (annual CPR) (2)	7%	10%	9%
Decrease in fair value from:
10% adverse change	$1,668	$2,151	$201
25% adverse change	4,027	5,127	1,372
Discount rate assumption (2)	11%	12%	6%
Decrease in fair value from:
100 basis point increase	$2,323	$2,190	$21,982
200 basis point increase	4,493	4,226	40,641
Credit loss assumption (2)	N/A	0.20%	0.20%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,387
25% higher losses	N/A	—	3,471

(1)	Senior securities included $42 million and $61 million of interest-only securities at September 30, 2019 and December 31, 2018, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 4. Principles of Consolidation - (continued)

Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at September 30, 2019 and December 31, 2018, grouped by asset type.
Table 4.7 – Third-Party Sponsored VIE Summary

(In Thousands)	September 30, 2019	December 31, 2018
Mortgage-Backed Securities
Senior	$141,264	$185,107
Mezzanine	589,189	547,249
Subordinate	306,713	428,713
Total Mortgage-Backed Securities	1,037,166	1,161,069
Excess MSR	17,212	15,092
Total Investments in Third-Party Sponsored VIEs	$1,054,378	$1,176,161

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
September 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2019 and December 31, 2018.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale
At fair value	$925,780	$925,780	$1,048,690	$1,048,690
At lower of cost or fair value	107	126	111	131
Residential loans, held-for-investment	7,755,916	7,755,916	6,205,941	6,205,941
Business purpose residential loans	336,035	336,035	141,258	141,258
Multifamily loans	3,791,622	3,791,622	2,144,598	2,144,598
Trading securities	1,013,785	1,013,785	1,118,612	1,118,612
Available-for-sale securities	271,641	271,641	333,882	333,882
Servicer advance investments (1)	222,591	222,591	300,468	300,468
MSRs (1)	39,837	39,837	60,281	60,281
Participation in loan warehouse facility (1)	—	—	39,703	39,703
Excess MSRs (1)	32,937	32,937	27,312	27,312
Shared home appreciation options (1)	11,372	11,372	—	—
Cash and cash equivalents	394,628	394,628	175,764	175,764
Restricted cash	111,518	111,518	29,313	29,313
Accrued interest receivable	57,464	57,464	47,105	47,105
Derivative assets	43,649	43,649	35,789	35,789
REO (2)	5,069	5,124	3,943	4,396
Margin receivable (2)	226,727	226,727	100,773	100,773
FHLBC stock (2)	43,393	43,393	43,393	43,393
Guarantee asset (2)	1,784	1,784	2,618	2,618
Pledged collateral (2)	57,832	57,832	42,433	42,433
Liabilities
Short-term debt facilities	$1,589,062	$1,589,062	$1,937,920	$1,937,920
Short-term debt - servicer advance financing	191,203	191,203	262,740	262,740
Accrued interest payable	46,881	46,881	42,528	42,528
Margin payable (3)	6,658	6,658	835	835
Guarantee obligation (3)	15,016	14,661	16,711	16,774
Contingent consideration (3)	25,167	25,167	—	—
Derivative liabilities	234,011	234,011	84,855	84,855
ABS issued at fair value	8,346,051	8,346,051	5,410,073	5,410,073
FHLBC long-term borrowings	1,999,999	1,999,999	1,999,999	1,999,999
Subordinate securities financing facility	184,664	185,803	—	—
Convertible notes, net	830,995	853,471	633,196	618,271
Trust preferred securities and subordinated notes, net	138,616	92,070	138,582	102,533

(1)	These investments are included in Other investments on our consolidated balance sheets.

(2)	These assets are included in Other assets on our consolidated balance sheets.

(3)	These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

During the three and nine months ended September 30, 2019, we elected the fair value option for $16 million and $50 million of residential senior securities, respectively, $40 million and $247 million of subordinate securities, respectively, $2.67 billion and $5.20 billion of residential loans (principal balance), respectively, $124 million and $301 million of business purpose residential loans (principal balance), respectively, zero and $1.43 billion of multifamily loans (principal balance), respectively, $1 million and $70 million of servicer advance investments, respectively, and $1 million and $8 million of excess MSRs, respectively. Additionally, during the three months ended September 30, 2019, we elected the fair value option for $11 million of shared home appreciation options. We anticipate electing the fair value option for all future purchases of residential and business purpose residential loans that we intend to sell to third parties or transfer to securitizations, as well as for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at September 30, 2019 and December 31, 2018, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2019	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$8,681,696	$—	$—	$8,681,696
Business purpose residential loans	336,035	—	—	336,035
Multifamily loans	3,791,622	—	—	3,791,622
Trading securities	1,013,785	—	—	1,013,785
Available-for-sale securities	271,641	—	—	271,641
Servicer advance investments	222,591	—	—	222,591
MSRs	39,837	—	—	39,837
Excess MSRs	32,937	—	—	32,937
Shared home appreciation options	11,372	—	—	11,372
Derivative assets	43,649	5,250	33,642	4,757
Pledged collateral	57,832	57,832	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	1,784	—	—	1,784

Liabilities
Contingent consideration	$25,167	$—	$—	$25,167
Derivative liabilities	234,011	4,192	228,150	1,669
ABS issued	8,346,051	—	—	8,346,051

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2019.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Residential Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	MSRs	Excess MSRs	Shared Home Appreciation Options
(In Thousands)
Beginning balance - December 31, 2018	$7,254,631	$141,258	$2,144,598	$1,118,612	$333,882	$300,468	$60,281	$27,312	$—
Acquisitions	5,257,800	29,093	1,481,554	296,484	21,115	69,610	868	7,762	11,343
Originations	—	296,955	—	—	—	—	—	—	—
Sales	(2,941,592)	(46,855)	—	(418,168)	(82,384)	—	—	—	—
Principal paydowns	(1,068,878)	(84,410)	(12,904)	(33,730)	(28,981)	(150,512)	—	—	—
Gains (losses) in net income, net	179,964	4,990	178,374	55,538	24,052	3,025	(21,312)	(2,137)	29
Unrealized losses in OCI, net	—	—	—	—	3,957	—	—	—	—
Other settlements, net (1)	(229)	(4,996)	—	(4,951)	—	—	—	—	—
Ending Balance - September 30, 2019	$8,681,696	$336,035	$3,791,622	$1,013,785	$271,641	$222,591	$39,837	$32,937	$11,372

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

	Assets		Liabilities
	Guarantee Asset	Derivatives (2)	Contingent Consideration	ABS Issued
(In Thousands)
Beginning balance - December 31, 2018	$2,618	$2,181	$—	$5,410,073
Acquisitions	—	—	24,621	3,423,561
Principal paydowns	—	—	—	(718,293)
Gains (losses) in net income, net	(834)	42,415	546	230,710
Other settlements, net (1)	—	(41,508)	—	—
Ending Balance - September 30, 2019	$1,784	$3,088	$25,167	$8,346,051

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
September 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at September 30, 2019 and 2018. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and nine months ended September 30, 2019 and 2018 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2019 and 2018 Included in Net Income

	Included in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Assets
Residential loans at Redwood	$17,771	$(18,100)	$82,408	$(70,316)
Residential loans at consolidated Sequoia entities	(11,132)	(8,978)	10,111	11,936
Residential loans at consolidated Freddie Mac SLST entities	39,783	—	94,788	—
Business purpose residential loans	584	(20)	4,069	(20)
Multifamily loans at consolidated Freddie Mac K-Series entities	47,353	(4,199)	178,374	(4,199)
Trading securities	11,206	3,821	33,196	(1,956)
Available-for-sale securities	—	(33)	—	(90)
Servicer advance investments	1,585	—	3,025	—
MSRs	(5,892)	337	(16,971)	4,861
Excess MSRs	(1,634)	—	(2,137)	—
Shared home appreciation options	29	—	29	—
Loan purchase commitments	4,678	2,168	4,757	2,157
Other assets - Guarantee asset	(216)	(51)	(834)	15

Liabilities
Loan purchase commitments	$(1,668)	$(2,314)	$(1,669)	$(2,388)
Contingent consideration	(235)	—	(546)	—
ABS issued	(49,399)	12,536	(230,709)	(8,478)

The following table presents information on assets recorded at fair value on a non-recurring basis at September 30, 2019. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at September 30, 2019.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at September 30, 2019

					Gain (Loss) for
September 30, 2019	Carrying Value	Fair Value Measurements Using			Three Months Ended	Nine Months Ended
(In Thousands)		Level 1	Level 2	Level 3	September 30, 2019	September 30, 2019
Assets
REO	$4,525	$—	$—	$4,525	$(332)	$(470)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$(6,623)	$5,626	$289	$16,522
Residential loan purchase and forward sale commitments	12,943	1,610	41,142	(8,116)
Single-family rental loans held-for-sale, at fair value	1,283	(99)	4,200	(99)
Single-family rental loan purchase commitments	564	(22)	1,273	(22)
Residential bridge loans	1,010	—	2,108	—
Risk management derivatives, net	(2,972)	3,796	(15,387)	38,378
Total mortgage banking activities, net (1)	$6,205	$10,911	$33,625	$46,663
Investment Fair Value Changes, Net
Residential loans held-for-investment, at Redwood	$7,667	$(17,063)	$71,323	$(71,058)
Single-family rental loans held-for-investment	22	—	22	—
Residential bridge loans held-for-investment	(742)	53	(1,363)	53
Trading securities	15,275	6,314	55,577	2,429
Servicer advance investments	1,585	—	3,025	—
Excess MSRs	(1,635)	—	(2,137)	—
Shared home appreciation options	29	—	29	—
REO	(331)	—	(470)	—
Net investments in Legacy Sequoia entities (2)	(407)	(248)	(904)	(976)
Net investments in Sequoia Choice entities (2)	2,722	(943)	8,866	43
Net investments in Freddie Mac SLST entities (2)	17,300	—	31,702	—
Net investments in Freddie Mac K-Series entities (2)	7,445	511	13,810	511
Risk-sharing investments	(53)	(126)	(191)	(474)
Risk management derivatives, net	(37,433)	21,867	(144,548)	82,391
Impairments on AFS securities	—	(33)	—	(89)
Total investment fair value changes, net	$11,444	$10,332	$34,741	$12,830
Other Income (Expense), Net
MSRs	$(7,489)	$(823)	$(21,243)	$1,324
Risk management derivatives, net	4,389	(890)	13,157	(7,151)
Gain on re-measurement of 5 Arches investment	—	—	2,440	—
Total other expense, net (3)	$(3,100)	$(1,713)	$(5,646)	$(5,827)
Total Market Valuation Gains, Net	$14,549	$19,530	$62,720	$53,666

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
September 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

At September 30, 2019, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2018. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

September 30, 2019	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$2,452,300	Prepayment rate (annual CPR)	20	-	20%		20%
		Whole loan spread to TBA price	$0.56	-	$1.56		$1.55
		Whole loan spread to swap rate	94	-	375	bps	184	bps

Jumbo hybrid loans	321,793	Prepayment rate (annual CPR)	15	-	15%		15%
		Whole loan spread to swap rate	90	-	345	bps	146	bps

Jumbo loans committed to sell	418,905	Whole loan committed sales price	$101.88	-	$102.91		$102.27

Loans held by Legacy Sequoia (1)	429,159	Liability price			N/A		N/A

Loans held by Sequoia Choice (1)	2,618,316	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (1)	2,441,223	Liability price			N/A		N/A

Business purpose residential loans:
Single-family rental loans	129,145	Senior credit spread	110	-	110	bps	110	bps
		Subordinate credit spread	143	-	1,250	bps	308	bps
		Senior credit support	35	-	36%		36%
		IO discount rate	5	-	8%		8%
		Prepayment rate (annual CPR)	1	-	10%		5%

Residential bridge loans	206,890	Discount rate	6	-	10%		7%

Multifamily loans held by Freddie Mac K-Series (1)	3,791,622	Liability price			N/A		N/A

Trading and AFS securities	1,285,426	Discount rate	2	-	15%		5%
		Prepayment rate (annual CPR)	—	-	60%		13%
		Default rate	—	-	20%		1%
		Loss severity	—	-	40%		21%

Servicer advance investments	222,591	Discount rate	5	-	5%		5%
		Prepayment rate (annual CPR)	8	-	15%		14%
		Expected remaining life (2)	2	-	2	years	2	years
		Mortgage servicing income	8	-	14	bps	10	bps

MSRs	39,837	Discount rate	11	-	13%		11%
		Prepayment rate (annual CPR)	6	-	53%		14%
		Per loan annual cost to service	$82	-	$82		$82

Excess MSRs	32,937	Discount rate	11	-	16%		14%
		Prepayment rate (annual CPR)	9	-	14%		11%
		Excess mortgage servicing income	8	-	17	bps	13	bps

Shared home appreciation options	11,372	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	10	-	30%		23%
		Home price appreciation	3	-	3%		3%

Guarantee asset	1,784	Discount rate	11	-	11%		11%
		Prepayment rate (annual CPR)	16	-	16%		16%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

September 30, 2019	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range					Weighted Average
Assets (continued)
REO	$4,525	Loss severity	16	-		16%		16%

Residential loan purchase commitments, net	3,042	MSR multiple	0.6	-	4.6	x	2.5	x
		Pull-through rate	9	-		100%		71%
		Whole loan spread to TBA price	$0.56	-	$1.56		$1.55
		Whole loan spread to swap rate - fixed rate	115	-	375	bps	257	bps
		Prepayment rate (annual CPR)	15	-		20%		20%
		Whole loan spread to swap rate - hybrid	90	-	330	bps	128	bps

Liabilities
ABS issued (1):
At consolidated Sequoia entities	2,781,001	Discount rate	3	-		15%		4%
		Prepayment rate (annual CPR)	8	-		40%		20%
		Default rate	—	-		7%		2%
		Loss severity	20	-		29%		21%

At consolidated Freddie Mac SLST entities	1,987,473	Discount rate	2	-		13%		3%
		Prepayment rate (annual CPR)	6	-		6%		6%
		Default rate	22	-		22%		22%
		Loss severity	30	-		30%		30%

At consolidated Freddie Mac K-Series entities	3,577,577	Discount rate	2	-		9%		2%
		Prepayment rate (annual CPR)	—	-		—%		—%
		Default rate	1	-		1%		1%
		Loss severity	20	-		20%		20%

Contingent consideration	25,167	Discount rate	23	-		23%		23%
		Probability of outcomes (3)	—	-		100%		90%

(1)
The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities. At September 30, 2019, the fair value of securities we owned at the consolidated Sequoia, Freddie Mac SLST and Freddie Mac K-Series entities was $266 million, $454 million, and $214 million, respectively.

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
September 30, 2019
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
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at September 30, 2019, we received dealer price indications on 83% of our securities, representing 95% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 1% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
MSRs
MSRs include the rights to service jumbo residential mortgage loans. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions. Estimated fair values are based on applying the inputs to generate the net present value of estimated future MSR income (Level 3). These discounted cash flow models utilize certain significant unobservable inputs including market discount rates, assumed future prepayment rates of serviced loans, and the market cost of servicing. An increase in these unobservable inputs would generally reduce the estimated fair value of the MSRs.
As part of our MSR valuation process, we received a valuation estimate from a third-party valuations firm. In the aggregate, our internal valuation of the MSRs were within 5% of the third-party valuation.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Shared Home Appreciation Options
Estimated fair values for shared home appreciation options are determined through internal pricing models that estimate future cash flows and utilize certain significant inputs such as forecasted home price appreciation, prepayment rates, and discount rate. The valuation technique is based on discounted cash flows. An increase in discount rate, or a decrease in expected future home values combined with a decrease in prepayment rates, would generally reduce the estimated fair value of the shared home appreciation options (Level 3).
FHLBC stock
Our Federal Home Loan Bank ("FHLB") member subsidiary is required to purchase FHLBC stock under a borrowing agreement between our FHLB-member subsidiary and the FHLBC. Under this agreement, the stock is redeemable at face value, which represents the carrying value and fair value of the stock (Level 2).
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
September 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
Subordinate securities financing facility
Borrowings under our subordinate securities financing facility are secured by real estate securities and carried at unpaid principal balance net of any unamortized deferred issuance costs (Level 3).
Convertible notes
Convertible notes include unsecured convertible and exchangeable senior notes that are carried at their unpaid principal balance net of any unamortized deferred issuance costs. The fair value of the convertible notes is determined using quoted prices in generally active markets (Level 2).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Trust preferred securities and subordinated notes
Trust preferred securities and subordinated notes are carried at their unpaid principal balance net of any unamortized deferred issuance costs (Level 3).
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia entities at September 30, 2019 and December 31, 2018.
Table 6.1 – Classifications and Carrying Values of Residential Loans

September 30, 2019		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale
At fair value	$925,780	$—	$—	$—	$925,780
At lower of cost or fair value	107	—	—	—	107
Total held-for-sale	925,887	—	—	—	925,887
Held-for-investment at fair value	2,267,218	429,159	2,618,316	2,441,223	7,755,916
Total Residential Loans	$3,193,105	$429,159	$2,618,316	$2,441,223	$8,681,803

December 31, 2018		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale
At fair value	$1,048,690	$—	$—	$—	$1,048,690
At lower of cost or fair value	111	—	—	—	111
Total held-for-sale	1,048,801	—	—	—	1,048,801
Held-for-investment at fair value	2,383,932	519,958	2,079,382	1,222,669	6,205,941
Total Residential Loans	$3,432,733	$519,958	$2,079,382	$1,222,669	$7,254,742
At September 30, 2019, we owned mortgage servicing rights associated with $2.51 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
At September 30, 2019, we owned 1,206 loans held-for-sale at fair value with an aggregate unpaid principal balance of $904 million and a fair value of $926 million, compared to 1,484 loans with an aggregate unpaid principal balance of $1.03 billion and a fair value of $1.05 billion at December 31, 2018. At both September 30, 2019 and December 31, 2018, one of these loans with a fair value of $0.6 million and an unpaid principal balance of $0.7 million was greater than 90 days delinquent and none of these loans were in foreclosure.
During the three and nine months ended September 30, 2019, we purchased $1.45 billion and $3.94 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $1.53 billion and $3.92 billion (principal balance) of loans, respectively, for which we recorded a net market valuation loss of $7 million and a net market valuation gain of $0.3 million, respectively, through Mortgage banking activities, net on our consolidated statements of income. At September 30, 2019, loans held-for-sale with a market value of $253 million were pledged as collateral under short-term borrowing agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
At Lower of Cost or Fair Value
At both September 30, 2019 and December 31, 2018, we held two residential loans at the lower of cost or fair value with $0.1 million in outstanding principal balance and carrying values of $0.1 million. At both September 30, 2019 and December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At September 30, 2019, we owned 3,118 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.20 billion and a fair value of $2.27 billion, compared to 3,296 loans with an aggregate unpaid principal balance of $2.39 billion and a fair value of $2.38 billion at December 31, 2018. At September 30, 2019, one of these loans with an aggregate fair value of $0.5 million and an unpaid principal balance of $0.6 million was greater than 90 days delinquent and in foreclosure. At December 31, 2018, two of these loans with an aggregate fair value and unpaid principal balance of $1 million were greater than 90 days delinquent and none of these loans were in foreclosure.
During the three and nine months ended September 30, 2019, we purchased zero and $39 million (principal balance) of loans, respectively, for which we elected the fair value option, and did not sell any loans. During the three and nine months ended September 30, 2019, we transferred loans with a fair value of zero and $69 million, respectively, from held-for-sale to held-for-investment. During the three and nine months ended September 30, 2019, we transferred loans with a fair value of zero and $23 million, respectively, from held-for-investment to held-for-sale. During the three and nine months ended September 30, 2019, we recorded net market valuation gains of $8 million and $71 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At September 30, 2019, loans with a fair value of $2.27 billion were pledged as collateral under a borrowing agreement with the FHLBC.
During the three and nine months ended September 30, 2018, we transferred loans with a fair value of $116 million and $204 million, respectively, from held-for-sale to held-for-investment. During both the three and nine months ended September 30, 2018, we transferred loans with a fair value of $16 million from held-for-investment to held-for-sale. During the three and nine months ended September 30, 2018, we recorded net market valuation losses of $17 million and $71 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income.
The outstanding loans held-for-investment at Redwood at September 30, 2019 were prime-quality, first lien loans, of which 96% were originated between 2013 and 2019, and 4% were originated in 2012 and prior years. The weighted average Fair Isaac Corporation ("FICO") score of borrowers backing these loans was 768 (at origination) and the weighted average loan-to-value ("LTV") ratio of these loans was 66% (at origination). At September 30, 2019, these loans were comprised of 88% fixed-rate loans with a weighted average coupon of 4.15%, and the remainder were hybrid or ARM loans with a weighted average coupon of 4.19%.
At Consolidated Legacy Sequoia Entities
At September 30, 2019, we consolidated 2,277 held-for-investment loans at consolidated Legacy Sequoia entities, with an aggregate unpaid principal balance of $446 million and a fair value of $429 million, as compared to 2,641 loans at December 31, 2018, with an aggregate unpaid principal balance of $545 million and a fair value of $520 million. At origination, the weighted average FICO score of borrowers backing these loans was 727, the weighted average LTV ratio of these loans was 66%, and the loans were nearly all first lien and prime-quality.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 6. Residential Loans - (continued)

At September 30, 2019 and December 31, 2018, the aggregate unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $13 million and $14 million, respectively, of which the aggregate unpaid principal balance of loans in foreclosure was $3 million and $5 million, respectively. During the three and nine months ended September 30, 2019, we recorded a net market valuation loss of $0.1 million and a net market valuation gain of $5 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. During the three and nine months ended September 30, 2018, we recorded net market valuation gains of $4 million and $37 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the associated ABS issued. The net impact to our income statement associated with our retained economic investment in the Legacy Sequoia securitization entities is presented in Note 5.
At Consolidated Sequoia Choice Entities
At September 30, 2019, we consolidated 3,543 held-for-investment loans at the consolidated Sequoia Choice entities, with an aggregate unpaid principal balance of $2.55 billion and a fair value of $2.62 billion, as compared to 2,800 loans at December 31, 2018 with an aggregate unpaid principal balance of $2.04 billion and a fair value of $2.08 billion. At origination, the weighted average FICO score of borrowers backing these loans was 745, the weighted average LTV ratio of these loans was 75%, and the loans were all first lien and prime-quality. At September 30, 2019, six of these loans with an aggregate unpaid principal balance of $4 million were greater than 90 days delinquent and one of these loans with an unpaid principal balance of $1 million was in foreclosure. At December 31, 2018, three of these loans with an aggregate unpaid principal balance of $2 million were greater than 90 days delinquent and none of these loans were in foreclosure.
During the three and nine months ended September 30, 2019, we transferred loans with a fair value of $727 million and $1.08 billion, respectively, from held-for-sale to held-for-investment associated with Choice securitizations. During the three and nine months ended September 30, 2019, we recorded a net market valuation loss of $11 million and a net market valuation gain of $5 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. During the three and nine months ended September 30, 2018, we recorded net market valuation losses of $13 million and $25 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with Choice securitizations. The net impact to our income statement associated with our retained economic investment in the Sequoia Choice securitization entities is presented in Note 5.
At Consolidated Freddie Mac SLST Entities
Beginning in the fourth quarter of 2018, we invested in subordinate securities issued by certain Freddie Mac SLST securitization trusts and were required to consolidate the underlying seasoned re-performing and non-performing residential loans owned at these entities for financial reporting purposes in accordance with GAAP. At securitization, each of these mortgage loans was a fully amortizing, fixed- or step-rate, first-lien loan that had been modified. At September 30, 2019, we consolidated 14,706 held-for-investment loans at the consolidated Freddie Mac SLST entities, with an aggregate unpaid principal balance of $2.47 billion and a fair value of $2.44 billion, compared to 7,900 loans at December 31, 2018 with an aggregate unpaid principal balance of $1.31 billion and a fair value of $1.22 billion. At securitization, the weighted average FICO score of borrowers backing these loans was 599 and the weighted average LTV ratio of these loans was 68%. At September 30, 2019, 288 of these loans with an aggregate unpaid principal balance of $75 million were greater than 90 days delinquent, and 150 of these loans with an aggregate unpaid principal balance of $24 million were in foreclosure. At December 31, 2018, 306 of these loans with an aggregate unpaid principal balance of $51 million were greater than 90 days delinquent and none of these loans were in foreclosure.
During the three and nine months ended September 30, 2019, we recorded net market valuation gains of $40 million and $95 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with the Freddie Mac SLST securitizations. The net impact to our income statement associated with our economic investment in the Freddie Mac SLST securitization entities is presented in Note 5.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 7. Business Purpose Residential Loans
We originate business purpose residential loans, including single-family rental loans and residential bridge loans. This origination activity commenced in connection with our acquisition of 5 Arches in March 2019.
Business Purpose Residential Loan Originations
During the three months ended September 30, 2019, we funded $127 million of business purpose residential loans, of which $3 million of residential bridge loans were sold to a third party. During the period from March 1, 2019 to September 30, 2019, we funded $297 million of business purpose residential loans, of which $47 million of residential bridge loans were sold to a third party. The remaining business purpose residential loans were transferred to our investment portfolio (residential bridge loans), or retained in our mortgage banking business (single-family rental loans). Prior to the transfer of residential bridge loans to our investment portfolio, we recorded net market valuation gains of $1 million and $2 million on these loans through Mortgage banking activities, net on our consolidated statements of income for the three months ended September 30, 2019 and for the period from March 1, 2019 to September 30, 2019, respectively. Market valuation adjustments on our single-family rental loans are also recorded in Mortgage banking activities, net on our consolidated statements of income. Additionally, during the three months ended September 30, 2019 and during the period from March 1, 2019 to September 30, 2019, we recorded loan origination fee income associated with business purpose loans of $3 million and $6 million, respectively, through Mortgage banking activities, net on our consolidated statements of income.
The following table summarizes the classifications and carrying values of the business purpose residential loans owned at Redwood at September 30, 2019 and December 31, 2018.
Table 7.1 – Classifications and Carrying Values of Business Purpose Residential Loans

September 30, 2019	Single-Family	Residential
(In Thousands)	Rental	Bridge	Total
Held-for-sale at fair value	$110,434	$—	$110,434
Held-for-investment at fair value	18,711	206,890	225,601
Total Business Purpose Residential Loans	$129,145	$206,890	$336,035

December 31, 2018	Single-Family	Residential
(In Thousands)	Rental	Bridge	Total
Held-for-sale at fair value	$28,460	$—	$28,460
Held-for-investment at fair value	—	112,798	112,798
Total Business Purpose Residential Loans	$28,460	$112,798	$141,258

Single-Family Rental Loans Held-for-Sale at Fair Value
At September 30, 2019, we owned 77 single-family rental loans held-for-sale with an aggregate unpaid principal balance of $106 million and a fair value of $110 million, compared to 11 loans at December 31, 2018 with an aggregate unpaid principal balance of $28 million and a fair value of $28 million. At both September 30, 2019 and December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three months ended September 30, 2019 and for the period from March 1, 2019 to September 30, 2019, we originated $36 million and $78 million of single-family rental loans, respectively. During both the three months ended September 30, 2019 and for the period from March 1, 2019 to September 30, 2019, $19 million of single-family rental loans were transferred to our investment portfolio and financed with FHLB borrowings, and the remaining loans were retained in our mortgage banking business. We did not sell any loans during either of these periods. During the first two months of 2019, prior to our acquisition of 5 Arches on March 1, 2019, we purchased $19 million of single-family rental loans from 5 Arches. During the three and nine months ended September 30, 2019, we recorded net market valuation gains of $1 million and $3 million, respectively, on single-family rental loans held-for-sale at fair value through Mortgage banking activities, net on our consolidated statements of income. At September 30, 2019, loans held-for-sale with a market value of $78 million were pledged as collateral under short-term borrowing agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The outstanding single-family rental loans held-for-sale at September 30, 2019 were first lien, fixed-rate loans with original maturities of five, seven, or ten years. At September 30, 2019, the weighted average coupon of our single-family rental loans was 5.35% and the weighted average remaining loan term was six years. At origination, the weighted average LTV ratio of these loans was 68% and the weighted average debt service coverage ratio ("DSCR") was 1.36 times.
Single-Family Rental Loans Held-for-Investment at Fair Value
At September 30, 2019, we owned one single-family rental loan held-for-investment with an aggregate unpaid principal balance of $17 million and a fair value of $19 million. At September 30, 2019, this loan was not greater than 90 days delinquent or in foreclosure. During the three months ended September 30, 2019, we transferred one loan with a fair value of $19 million from held-for-sale to held-for-investment. During both the three and nine months ended September 30, 2019, we recorded net market valuation gains of less than $0.1 million on single-family rental loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income.
Residential Bridge Loans Held-for-Investment at Fair Value
At September 30, 2019, we owned 392 residential bridge loans held-for-investment with an aggregate unpaid principal balance of $205 million and a fair value of $207 million, compared to 157 loans at December 31, 2018 with an aggregate unpaid principal balance of $112 million and a fair value of $113 million.
As part of our credit risk management practices, our residential bridge loans are subject to individual risk assessment using an internal borrower and collateral quality evaluation framework. At September 30, 2019, nine loans with an aggregate fair value and unpaid principal balance of $6 million were greater than 90 days delinquent, and eight of these loans with an aggregate fair value and unpaid principal balance of $5 million were in foreclosure. At December 31, 2018, seven loans with an aggregate fair value of $12 million were greater than 90 days delinquent and four of these loans with an aggregate fair value of $11 million were in foreclosure. During the nine months ended September 30, 2019, we transferred one loan with a fair value of $5 million to REO, which is included in Other assets on our consolidated balance sheets.
During the three months ended September 30, 2019 and for the period from March 1, 2019 to September 30, 2019, $88 million and $174 million of newly originated residential bridge loans, respectively, were transferred to our investment portfolio. During the first two months of 2019, prior to our acquisition of 5 Arches on March 1, 2019, we purchased $10 million of residential bridge loans from 5 Arches. During both the three and nine months ended September 30, 2019, we recorded net market valuation losses of $1 million on residential bridge loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income. At September 30, 2019, loans with a market value of $176 million were pledged as collateral under short-term borrowing agreements.
The outstanding residential bridge loans held-for-investment at September 30, 2019 were first lien, fixed-rate, interest-only loans with a weighted average coupon of 8.90% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 693 and the weighted average LTV ratio of these loans was 70%.
At September 30, 2019, we had a $67 million commitment to fund residential bridge loans. See Note 16 for additional information on this commitment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 8. Multifamily Loans
Beginning in the second half of 2018, we invested in multifamily subordinate securities issued by certain Freddie Mac K-Series securitization trusts and were required to consolidate the underlying multifamily loans owned at these entities for financial reporting purposes in accordance with GAAP. At September 30, 2019, we consolidated 250 held-for-investment multifamily loans, with an aggregate unpaid principal balance of $3.54 billion and a fair value of $3.79 billion, compared to 162 loans at December 31, 2018 with an aggregate unpaid principal balance of $2.13 billion and a fair value of $2.14 billion. The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entities at September 30, 2019 were first lien, fixed-rate loans that were originated between 2015 and 2017 and had original loan terms of seven to ten years and an original weighted average LTV ratio of 69%. At September 30, 2019, the weighted average coupon of these multifamily loans was 4.19% and the weighted average remaining loan term was six years. At both September 30, 2019 and December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three and nine months ended September 30, 2019, we recorded net market valuation gains of $47 million and $178 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income. Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with the securitizations. The net impact to our income statement associated with our economic investment in the securities of the Freddie Mac K-Series securitization entities is presented in Note 5.
Note 9. Real Estate Securities
We invest in real estate securities that we acquire from third parties or create and retain from our Sequoia securitizations. The following table presents the fair values of our real estate securities by type at September 30, 2019 and December 31, 2018.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	September 30, 2019	December 31, 2018
Trading	$1,013,785	$1,118,612
Available-for-sale	271,641	333,882
Total Real Estate Securities	$1,285,426	$1,452,494

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
Trading Securities
The following table presents the fair value of trading securities by position and collateral type at September 30, 2019 and December 31, 2018.
Table 9.2 – Trading Securities by Position

(In Thousands)	September 30, 2019	December 31, 2018
Senior	$149,634	$158,670
Mezzanine	644,571	610,819
Subordinate	219,580	349,123
Total Trading Securities	$1,013,785	$1,118,612

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 9. Real Estate Securities - (continued)

We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities. At September 30, 2019, trading securities with a carrying value of $677 million as well as $113 million, $385 million, and $209 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, and Freddie Mac K-Series securitizations, respectively, were pledged as collateral under short-term borrowing agreements. See Note 13 for additional information on short-term debt. At September 30, 2019, trading securities with a carrying value of $4 million, as well as $126 million of securities we owned that were issued by consolidated Sequoia Choice securitizations, were pledged as collateral under our subordinate securities financing facility. In addition, at September 30, 2019, trading securities with a fair value of $41 million were pledged as collateral under a borrowing agreement with the FHLBC. See Note 15 for additional information on long-term debt.
At September 30, 2019 and December 31, 2018, our senior trading securities included $58 million and $82 million of interest-only securities, respectively, for which there is no principal balance, and the remaining unpaid principal balance of our senior trading securities was $88 million and $78 million, respectively. Our interest-only securities included $29 million and $43 million of A-IO-S securities at September 30, 2019 and December 31, 2018, respectively, which are securities we retained from certain of our Sequoia securitizations that represent certificated servicing strips.
At September 30, 2019 and December 31, 2018, our mezzanine and subordinate trading securities had an unpaid principal balance of $1.01 billion and $1.12 billion, respectively. At September 30, 2019 and December 31, 2018, the fair value of our mezzanine and subordinate securities was $864 million and $960 million, respectively, and included $128 million and $277 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $65 million and $68 million, respectively, of Sequoia securities, $207 million and $186 million, respectively, of other third-party residential securities, and $464 million and $429 million, respectively, of third-party commercial/multifamily securities.
During the three and nine months ended September 30, 2019, we acquired $66 million and $335 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $236 million and $397 million, respectively, of such securities. During the three and nine months ended September 30, 2018, we acquired $189 million and $567 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $79 million and $323 million, respectively, of such securities.
During the three and nine months ended September 30, 2019, we recorded net market valuation gains of $15 million and $56 million, respectively, on trading securities, included in Investment fair value changes, net on our consolidated statements of income. During the three and nine months ended September 30, 2018, we recorded net market valuation gains of $6 million and $2 million, respectively, on trading securities, included in Investment fair value changes, net on our consolidated statements of income.
AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at September 30, 2019 and December 31, 2018.
Table 9.3 – Available-for-Sale Securities by Position

(In Thousands)	September 30, 2019	December 31, 2018
Senior	$33,457	$87,615
Mezzanine	13,967	36,407
Subordinate	224,217	209,860
Total AFS Securities	$271,641	$333,882

At September 30, 2019 and December 31, 2018, all of our available-for-sale securities were primarily comprised of residential mortgage-backed securities. At September 30, 2019, AFS securities with a carrying value of $59 million were pledged as collateral under short-term borrowing agreements. See Note 13 for additional information on short-term debt. At September 30, 2019, AFS securities with a carrying value of $123 million were pledged as collateral under our subordinate securities financing facility. See Note 15 for additional information on long-term debt.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 9. Real Estate Securities - (continued)

During the three and nine months ended September 30, 2019, we purchased $12 million and $21 million of AFS securities, respectively, and sold $15 million and $82 million of AFS securities, respectively, which resulted in net realized gains of $4 million and $13 million, respectively. During the three and nine months ended September 30, 2018, we purchased $1 million and $7 million of AFS securities, respectively, and sold $26 million and $118 million of AFS securities, respectively, which resulted in net realized gains of $7 million and $21 million, respectively.
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
At September 30, 2019, there were no AFS securities with contractual maturities less than five years, $8 million with contractual maturities greater than five years but less than 10 years, and the remainder of our AFS securities had contractual maturities greater than 10 years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at September 30, 2019 and December 31, 2018.
Table 9.4 – Carrying Value of AFS Securities

September 30, 2019
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$34,272	$13,729	$291,207	$339,208
Credit reserve	(588)	—	(33,623)	(34,211)
Unamortized discount, net	(12,346)	(552)	(119,756)	(132,654)
Amortized cost	21,338	13,177	137,828	172,343
Gross unrealized gains	12,131	790	86,389	99,310
Gross unrealized losses	(12)	—	—	(12)
Carrying Value	$33,457	$13,967	$224,217	$271,641

December 31, 2018
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$91,736	$36,852	$302,524	$431,112
Credit reserve	(7,790)	—	(33,580)	(41,370)
Unamortized discount, net	(18,460)	(3,697)	(129,043)	(151,200)
Amortized cost	65,486	33,155	139,901	238,542
Gross unrealized gains	22,178	3,252	70,458	95,888
Gross unrealized losses	(49)	—	(499)	(548)
Carrying Value	$87,615	$36,407	$209,860	$333,882

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table presents the changes for the three and nine months ended September 30, 2019, in unamortized discount and designated credit reserves on AFS securities.
Table 9.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$34,849	$137,282	$41,370	$151,200
Amortization of net discount	—	(1,834)	—	(5,823)
Realized credit losses	(694)	—	(1,874)	—
Acquisitions	734	399	2,198	1,103
Sales, calls, other	(800)	(3,071)	(7,197)	(14,112)
(Release of) transfers to credit reserves, net	122	(122)	(286)	286
Ending Balance	$34,211	$132,654	$34,211	$132,654

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of AFS securities that were in a gross unrealized loss position at September 30, 2019 and December 31, 2018.
Table 9.6 – Components of Fair Value of AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
September 30, 2019	$—	$—	$—	$6,254	$(12)	$6,242
December 31, 2018	12,923	(499)	12,424	7,464	(49)	7,415

At September 30, 2019, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 113 AFS securities, of which one was in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2018, our consolidated balance sheet included 128 AFS securities, of which seven were in an unrealized loss position and three were in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Other-than-Temporary Impairments
Gross unrealized losses on our AFS securities were less than $0.1 million at September 30, 2019. We evaluate all securities in an unrealized loss position to determine if the impairment is temporary or other-than-temporary (resulting in an OTTI). At September 30, 2019, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 9. Real Estate Securities - (continued)

For both the three and nine months ended September 30, 2019, there were no other-than-temporary impairments related to our AFS securities. AFS securities for which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the OTTI assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of the credit loss component of OTTI.
The table below summarizes the significant valuation assumptions we used for our AFS securities in unrealized loss positions at September 30, 2019.
Table 9.7 – Significant Valuation Assumptions

September 30, 2019	Range for Securities
Prepayment rates	15%	-	15%
Projected losses	1%	-	1%

The following table details the activity related to the credit loss component of OTTI (i.e., OTTI recognized through earnings) for AFS securities held at September 30, 2019 and 2018, for which a portion of an OTTI was recognized in other comprehensive income.
Table 9.8 – Activity of the Credit Component of Other-than-Temporary Impairments

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$18,580	$20,967	$18,652	$21,037
Additions
Initial credit impairments	—	33	—	76
Reductions
Securities sold, or expected to sell	(6)	(927)	(20)	(1,026)
Securities with no outstanding principal at period end	—	(1,229)	(58)	(1,243)
Balance at End of Period	$18,574	$18,844	$18,574	$18,844

Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and nine months ended September 30, 2019 and 2018.
Table 9.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Gross realized gains - sales	$3,656	$7,275	$13,143	$21,312
Gross realized gains - calls	1,058	—	5,084	43
Gross realized losses - sales	—	—	—	(3)
Total Realized Gains on Sales and Calls of AFS Securities, net	$4,714	$7,275	$18,227	$21,352

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 10. Other Investments
Other investments at September 30, 2019 and December 31, 2018 are summarized in the following table.
Table 10.1 – Components of Other Investments

(In Thousands)	September 30, 2019	December 31, 2018
Servicer advance investments	$222,591	$300,468
Mortgage servicing rights	39,837	60,281
Excess MSRs	32,937	27,312
Investment in multifamily loan fund	32,158	—
Shared home appreciation options	11,372	—
Other	8,812	—
Participation in loan warehouse facility	—	39,703
Investment in 5 Arches	—	10,754
Total Other Investments	$347,707	$438,518

Servicer advance investments
In 2018, we and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to a portfolio of legacy residential mortgage-backed securitizations serviced by the co-investor (See Note 4 for additional information regarding the transaction). At September 30, 2019, we had funded $71 million of total capital to the SA Buyers (see Note 16 for additional detail).
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

At September 30, 2019, our servicer advance investments had a carrying value of $223 million and were associated with a portfolio of residential mortgage loans with an unpaid principal balance of $8.38 billion. The outstanding servicer advance receivables associated with this investment were $205 million at September 30, 2019, which were financed with short-term non-recourse securitization debt (see Note 13 for additional detail on this debt). The servicer advance receivables were comprised of the following types of advances at September 30, 2019 and December 31, 2018:
Table 10.2 – Components of Servicer Advance Receivables

(In Thousands)	September 30, 2019	December 31, 2018
Principal and interest advances	$54,670	$144,336
Escrow advances (taxes and insurance advances)	99,227	94,828
Corporate advances	51,049	47,614
Total Servicer Advance Receivables	$204,946	$286,778

We account for our servicer advance investments at fair value and during the three and nine months ended September 30, 2019, we recorded $3 million and $9 million of interest income associated with these investments, respectively, and recorded net market valuation gains of $2 million and $3 million, respectively, through Investment fair value changes, net in our consolidated statements of income.
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
At September 30, 2019 and December 31, 2018, our MSRs had a fair value of $40 million and $60 million, respectively, and were associated with loans with an aggregate principal balance of $4.61 billion and $4.93 billion, respectively.
The following table presents activity for MSRs for the three and nine months ended September 30, 2019 and 2018.
Table 10.3 – Activity for MSRs

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$47,396	$64,674	$60,281	$63,598
Additions	—	—	868	—
Sales	—	—	—	(1,077)
Changes in fair value due to:
Changes in assumptions (1)	(5,150)	1,099	(15,291)	6,388
Other changes (2)	(2,409)	(1,988)	(6,021)	(5,124)
Balance at End of Period	$39,837	$63,785	$39,837	$63,785

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to the realization of expected cash flows.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table presents the components of our MSR income for the three and nine months ended September 30, 2019 and 2018.
Table 10.4 – Components of MSR Income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Servicing income	$3,850	$4,004	$11,310	$11,601
Cost of sub-servicer	(319)	(324)	(1,090)	(1,254)
Net servicing fee income	3,531	3,680	10,220	10,347
Market valuation changes of MSRs	(7,489)	(823)	(21,243)	1,324
Market valuation changes of associated derivatives	4,389	(890)	13,157	(7,151)
MSR reversal of provision for repurchases	—	—	208	277
MSR Income, Net (1)	$431	$1,967	$2,342	$4,797

(1)	MSR income, net is included in Other income, net on our consolidated statements of income.
Excess MSRs
In association with our servicer advance investments described above, in the fourth quarter of 2018, we (through our consolidated SA Buyers) also invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, beginning in 2018, we invested in excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three and nine months ended September 30, 2019, we recognized $2 million and $6 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $2 million and $2 million, respectively, through Investment fair value changes, net on our consolidated statements of income.
Investment in Multifamily Loan Fund
In January 2019, we invested in a limited partnership created to acquire floating rate, light-renovation multifamily loans from Freddie Mac. We committed to fund an aggregate of $78 million to the partnership, and have funded approximately $33 million at September 30, 2019. Freddie Mac is providing a debt facility to finance loans purchased by the partnership. After the partnership's acquisitions have reached a specific threshold, the partnership and Freddie Mac may agree to include the related loans in a Freddie Mac-sponsored securitization and the limited partners may acquire the subordinate securities issued in any such securitization.
We account for our ownership interest in this partnership using the equity method of accounting as we are able to exert significant influence over but do not control the activities of the investee. At September 30, 2019, the carrying amount of our investment in the partnership was $32 million. We have elected to record our share of earnings or losses from this investment on a one-quarter lag. During the three and nine months ended September 30, 2019, we recorded $1 million and $0.5 million of income, respectively, associated with this investment in Other income, net on our consolidated statements of income.
Shared Home Appreciation Options
In the third quarter of 2019, we entered into a flow purchase agreement to acquire shared home appreciation options. The counterparty purchases an option to buy a fractional interest in a homeowner's ownership interest in his or her real property, and subsequently the counterparty sells the option contract to us. Pursuant to the terms of the option contract, we are able to share in both home price appreciation and depreciation. At September 30, 2019, we had acquired $11 million of shared home appreciation options under this flow purchase agreement and had an outstanding commitment to fund up to an additional $39 million under this agreement.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

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
Note 11. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at September 30, 2019 and December 31, 2018.
Table 11.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	September 30, 2019		December 31, 2018
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$28,987	$1,190,500	$28,211	$2,106,500
TBAs	5,250	1,960,000	4,665	520,000
Swaptions	4,655	625,000	—	—
Assets - Other Derivatives
Loan purchase commitments	4,757	875,707	2,913	331,161
Total Assets	$43,649	$4,651,207	$35,789	$2,957,661

Liabilities - Cash Flow Hedges
Interest rate swaps	$(61,685)	$139,500	$(34,492)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(166,465)	3,896,300	(36,416)	1,742,000
TBAs	(4,192)	1,655,000	(13,215)	935,000
Liabilities - Other Derivatives
Loan purchase commitments	(1,669)	457,272	(732)	137,224
Total Liabilities	$(234,011)	$6,148,072	$(84,855)	$2,953,724
Total Derivative Financial Instruments, Net	$(190,362)	$10,799,279	$(49,066)	$5,911,385

Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At September 30, 2019, we were party to swaps and swaptions with an aggregate notional amount of $5.71 billion and TBA agreements sold with an aggregate notional amount of $3.62 billion. At December 31, 2018, we were party to swaps with an aggregate notional amount of $3.85 billion and TBA agreements sold with an aggregate notional amount of $1.46 billion.
During the three and nine months ended September 30, 2019, risk management derivatives had net market valuation losses of $36 million and $147 million, respectively. During the three and nine months ended September 30, 2018, risk management derivatives had net market valuation gains of $25 million and $114 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and Other income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Note 11. Derivative Financial Instruments - (continued)

Loan Purchase and Forward Sale Commitments
LPCs and FSCs that qualify as derivatives are recorded at their estimated fair values. For the three and nine months ended September 30, 2019, LPCs and FSCs had net market valuation gains of $14 million and $42 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income. For the three and nine months ended September 30, 2018, LPCs and FSCs had a net market valuation gain of $2 million and a net market valuation loss of $8 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income.
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges with an aggregate notional balance of $140 million.
For the three and nine months ended September 30, 2019, changes in the values of designated cash flow hedges were negative $12 million and negative $27 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For the three and nine months ended September 30, 2018, changes in the values of designated cash flow hedges were positive $5 million and positive $17 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $61 million and $34 million at September 30, 2019 and December 31, 2018, respectively.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and nine months ended September 30, 2019 and 2018.
Table 11.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Net interest expense on cash flows hedges	$(727)	$(734)	$(2,004)	$(2,536)
Total Interest Expense	$(727)	$(734)	$(2,004)	$(2,536)

Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At September 30, 2019, we assessed this risk as remote and did not record a specific valuation adjustment.
At September 30, 2019, we had outstanding derivative agreements with six counterparties (other than clearinghouses) and were in compliance with ISDA agreements governing our open derivative positions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 12. Other Assets and Liabilities
Other assets at September 30, 2019 and December 31, 2018 are summarized in the following table.
Table 12.1 – Components of Other Assets

(In Thousands)	September 30, 2019	December 31, 2018
Margin receivable	$226,727	$100,773
Pledged collateral	57,832	42,433
FHLBC stock	43,393	43,393
Investment receivable	14,375	6,959
Right-of-use asset	11,076	—
REO	5,069	3,943
Fixed assets and leasehold improvements (1)	4,794	5,106
Other	14,044	15,218
Total Other Assets	$377,310	$217,825

(1)	Fixed assets and leasehold improvements had a basis of $11 million and accumulated depreciation of $6 million at September 30, 2019.
Accrued expenses and other liabilities at September 30, 2019 and December 31, 2018 are summarized in the following table.
Table 12.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	September 30, 2019	December 31, 2018
Contingent consideration	$25,167	$—
Payable to minority partner	18,664	14,331
Accrued compensation	17,219	19,769
Guarantee obligations	15,016	16,711
Lease liability	12,570	—
Deferred tax liabilities	11,986	9,022
Margin payable	6,658	835
Accrued operating expenses	6,036	3,122
Residential bridge loan holdbacks	4,465	—
Residential loan and MSR repurchase reserve	3,947	4,189
Legal reserve	2,000	2,000
Other	6,014	8,740
Total Accrued Expenses and Other Liabilities	$129,742	$78,719

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
September 30, 2019
(Unaudited)
Note 12. Other Assets and Liabilities - (continued)

Pledged Collateral and Guarantee Obligations
The pledged collateral and guarantee obligations presented in the tables above are related to our risk-sharing arrangements with Fannie Mae and Freddie Mac, as well as collateral pledged to a clearinghouse related to our interest rate agreements. In accordance with these arrangements, we are required to pledge collateral to secure our guarantee obligations and to meet margin requirements for our interest rate agreements. See Note 3 and Note 16 for additional information on our risk-sharing arrangements.
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
Investment Receivable
At September 30, 2019, investment receivable primarily consisted of unsettled trade receivables related to real estate securities sales. In accordance with our policy to record purchases and sales of securities on the trade date, if the trade and settlement of a purchase or sale crosses over a quarterly reporting period, we will record an investment receivable for sales and an unsettled trades liability for purchases.
REO
The carrying value of REO at September 30, 2019 was $5 million, which included $0.5 million of REO from our Legacy Sequoia entities, $5 million from our residential bridge loan portfolio, and $0.1 million from our consolidated Freddie Mac SLST entities. During the nine months ended September 30, 2019, transfers into REO included $0.2 million from Legacy Sequoia entities, a $5 million residential bridge loan, and $0.1 million from Freddie Mac SLST entities. During the nine months ended September 30, 2019, there were Legacy Sequoia REO liquidations of $5 million, resulting in $1 million of unrealized gains which were recorded in Investment fair value changes, net, on our consolidated statements of income. At September 30, 2019, there were three REO properties at our Legacy Sequoia entities, one residential bridge loan REO property, and one REO property at our Freddie Mac SLST entities recorded on our consolidated balance sheets. At December 31, 2018, there were 13 REO properties recorded, all of which were owned at consolidated Legacy Sequoia entities.
Legal and Repurchase Reserves
See Note 16 for additional information on the legal and residential repurchase reserves.
Payable to Minority Partner
In 2018, Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 4 and Note 10 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities and at September 30, 2019, the carrying value of their interests was $19 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the three and nine months ended September 30, 2019, we allocated $0.4 million and $0.9 million of gains to the co-investors, respectively, which were recorded in Other income, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 13. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At September 30, 2019, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants. For additional information about these financial covenants and our short-term debt, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at September 30, 2019 and December 31, 2018.
Table 13.1 – Short-Term Debt

	September 30, 2019
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	4	$233,224	$1,425,000	3.51%	10/2019-3/2020	96
Real estate securities repo (1)	9	1,157,646	—	3.11%	10/2019-1/2020	28
Single-family rental loan warehouse (2)	2	59,204	400,000	4.30%	6/2020-6/2021	358
Residential bridge loan warehouse (2)	4	138,988	330,000	4.54%	10/2019-5/2022	707
Business purpose loan working capital (2)	1	—	15,000	5.00%	12/2020	N/A
Total Short-Term Debt Facilities	20	1,589,062
Servicer advance financing	1	191,203	350,000	3.89%	11/2019	46
Convertible notes, net	N/A	200,552	—	5.63%	11/2019	60
Total Short-Term Debt		$1,980,817

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

(1)
Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At September 30, 2019, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.

(2)
Due to the revolving nature of the borrowings under these facilities, we have classified these facilities as short-term debt at September 30, 2019. Borrowings under these facilities will be repaid as the underlying loans mature or are sold to third parties or transferred to securitizations.

At September 30, 2019 and December 31, 2018, the fair value of held-for-sale residential loans pledged as collateral under our short-term debt facilities was $253 million and $935 million, respectively. At September 30, 2019, the fair value of real estate securities pledged as collateral under our short-term debt facilities was $736 million, and also included $113 million of securities retained from our consolidated Sequoia Choice securitizations as well as $385 million and $209 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-series securitizations, respectively. At December 31, 2018, the fair value of real estate securities pledged as collateral under our short-term debt facilities was $844 million, and also included $130 million of securities retained from our consolidated Sequoia Choice securitizations as well as $229 million and $18 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-series securitizations, respectively. The fair value of single-family rental and residential bridge loans pledged as collateral under our warehouse facilities was $78 million and $176 million, respectively, at September 30, 2019 and $28 million and $98 million, respectively, at December 31, 2018.
For the three and nine months ended September 30, 2019, the average balances of our short-term debt facilities were $1.97 billion and $1.81 billion, respectively. At September 30, 2019 and December 31, 2018, accrued interest payable on our short-term debt facilities was $3 million and $4 million, respectively.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At September 30, 2019, the fair value of servicer advances, cash and restricted cash collateralizing the securitization financing was $243 million. At September 30, 2019, the accrued interest payable balance on this financing was $0.2 million and the unamortized capitalized commitment costs were $0.4 million.
During the fourth quarter of 2018, $201 million principal amount of 5.625% exchangeable senior notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At September 30, 2019, the accrued interest payable balance on this debt was $4 million. See Note 15 for additional information on our convertible notes.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $3 million at September 30, 2019. At both September 30, 2019 and December 31, 2018, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Note 13. Short-Term Debt - (continued)

Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt as well as our convertible notes at September 30, 2019.
Table 13.2 – Short-Term Debt by Collateral Type and Remaining Maturities

	September 30, 2019
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$31,031	$108,316	$93,877	$233,224
Real estate securities	834,748	293,108	29,790	1,157,646
Single-family rental loans	—	—	59,204	59,204
Residential bridge loans	—	—	138,988	138,988
Total Secured Short-Term Debt	865,779	401,424	321,859	1,589,062
Servicer advance financing	—	191,203	—	191,203
Convertible notes, net	—	200,552	—	200,552
Total Short-Term Debt	$865,779	$793,179	$321,859	$1,980,817

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
September 30, 2019
(Unaudited)

Note 14. Asset-Backed Securities Issued - (continued)

The carrying values of ABS issued by Sequoia securitization entities we sponsored at September 30, 2019 and December 31, 2018, along with other selected information, are summarized in the following table.

Table 14.1 – Asset-Backed Securities Issued

September 30, 2019	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
(Dollars in Thousands)
Certificates with principal balance	$437,793	$2,285,479	$1,885,106	$3,239,009	$7,847,387
Interest-only certificates	1,486	16,619	28,758	202,730	249,593
Market valuation adjustments	(19,389)	59,013	73,609	135,838	249,071
ABS Issued, Net	$419,890	$2,361,111	$1,987,473	$3,577,577	$8,346,051
Range of weighted average interest rates, by series	2.22% to 3.49%	4.41% to 5.06%	3.50%	3.39% to 4.20%
Stated maturities	2024 - 2036	2047 - 2049	2028 - 2029	2025 - 2049
Number of series	20	9	2	4

December 31, 2018	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
(Dollars in Thousands)
Certificates with principal balance	$540,456	$1,838,758	$993,659	$1,936,691	$5,309,564
Interest-only certificates	1,537	25,662	—	131,600	158,799
Market valuation adjustments	(29,753)	20,590	89	(49,216)	(58,290)
ABS Issued, Net	$512,240	$1,885,010	$993,748	$2,019,075	$5,410,073
Range of weighted average interest rates, by series	1.36% to 3.60%	4.46% to 4.97%	3.51%	3.39% to 4.08%
Stated maturities	2024 - 2036	2047 - 2048	2028	2025 - 2049
Number of series	20	6	1	3

The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At September 30, 2019, all of the ABS issued and outstanding had contractual maturities beyond five years. The following table summarizes the accrued interest payable on ABS issued at September 30, 2019 and December 31, 2018. Interest due on consolidated ABS issued is payable monthly.
Table 14.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2019	December 31, 2018
Legacy Sequoia	$456	$571
Sequoia Choice	8,949	7,180
Freddie Mac SLST	5,498	2,907
Freddie Mac K-Series	10,805	6,239
Total Accrued Interest Payable on ABS Issued	$25,708	$16,897

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 14. Asset-Backed Securities Issued - (continued)

The following table summarizes the carrying value components of the collateral for ABS issued and outstanding at September 30, 2019 and December 31, 2018.
Table 14.3 – Collateral for Asset-Backed Securities Issued

September 30, 2019	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
(In Thousands)
Residential loans	$429,159	$2,618,316	$2,441,223	$—	$5,488,698
Multifamily loans	—	—	—	3,791,622	3,791,622
Restricted cash	143	15	—	—	158
Accrued interest receivable	716	10,806	7,215	11,300	30,037
REO	460	—	84	—	544
Total Collateral for ABS Issued	$430,478	$2,629,137	$2,448,522	$3,802,922	$9,311,059

December 31, 2018	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	Total
(In Thousands)
Residential loans	$519,958	$2,079,382	$1,222,669	$—	$3,822,009
Multifamily loans	—	—	—	2,144,598	2,144,598
Restricted cash	146	1,022	—	—	1,168
Accrued interest receivable	822	8,988	3,926	6,595	20,331
REO	3,943	—	—	—	3,943
Total Collateral for ABS Issued	$524,869	$2,089,392	$1,226,595	$2,151,193	$5,992,049

Note 15. Long-Term Debt

FHLBC Borrowings

In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At September 30, 2019, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including residential mortgage loans. During the three and nine months ended September 30, 2019, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through the five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At September 30, 2019, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.31% and a weighted average maturity of approximately six years. At December 31, 2018, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.52% and a weighted average maturity of seven years. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. At September 30, 2019, total advances under this agreement were secured by residential mortgage loans with a fair value of $2.27 billion, securities with a fair value of $41 million, and $77 million of restricted cash. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At September 30, 2019, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Note 15. Long-Term Debt - (continued)

The following table presents maturities of our FHLBC borrowings by year at September 30, 2019.
Table 15.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	September 30, 2019
2024	$470,171
2025	887,639
2026	642,189
Total FHLBC Borrowings	$1,999,999

For additional information about our FHLBC borrowings, see Part I, Item 2 of Quarterly Report on Form 10-Q under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”
Subordinate Securities Financing Facility
In September 2019, a subsidiary of Redwood entered into a repurchase agreement providing non-mark-to-market recourse debt financing. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through September 2022. The financing facility may be terminated, at our option, in September 2022, and has a final maturity in September 2024, provided that the interest rate on amounts outstanding under the facility increases between October 2022 and September 2024. At September 30, 2019, we had borrowings under this facility totaling $186 million, net of $1 million of deferred issuance costs, for a carrying value of $185 million. At September 30, 2019, the fair value of real estate securities pledged as collateral under this long-term debt facility was $253 million, which included $126 million of securities retained from our consolidated Sequoia Choice securitizations. This facility is included in Long-term debt, net on our consolidated balance sheets at September 30, 2019.
Convertible Notes
In September 2019, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $201 million principal amount of 5.75% exchangeable senior notes due 2025. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.75% until maturity or exchange, which will be no later than October 1, 2025. After deducting the underwriting discount and offering costs, we received $195 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At September 30, 2019, these notes were exchangeable at the option of the holder at an exchange rate of 55.1967 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $18.12 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. At September 30, 2019, the outstanding principal amount of these notes was $201 million. At September 30, 2019, the accrued interest payable balance on this debt was $0.2 million and the unamortized deferred issuance costs were $6 million.
In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. These convertible notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or conversion, which will be no later than July 15, 2024. After deducting the issuance discount, the underwriting discount and offering costs, we received $194 million of net proceeds. Including amortization of deferred debt issuance costs and the debt discount, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. These notes are convertible at the option of the holder at a conversion rate of 54.7645 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.26 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At September 30, 2019, the outstanding principal amount of these notes was $200 million and the accrued interest payable on this debt was $2 million. At September 30, 2019, the unamortized deferred issuance costs and debt discount were $4 million and $1 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Note 15. Long-Term Debt - (continued)

In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.75% until maturity or conversion, which will be no later than August 15, 2023. After deducting the underwriting discount and offering costs, we received $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At September 30, 2019, these notes were convertible at the option of the holder at a conversion rate of 53.9060 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.55 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. At September 30, 2019, the outstanding principal amount of these notes was $245 million. At September 30, 2019, the accrued interest payable balance on this debt was $1 million and the unamortized deferred issuance costs were $5 million.
In November 2014, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or exchange, which will be no later than November 15, 2019. After deducting the underwriting discount and offering costs, we received $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At September 30, 2019, these notes were exchangeable at the option of the holder at an exchange rate of 46.2370 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $21.63 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. Additionally, during the fourth quarter of 2018, $201 million principal amount of these notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At September 30, 2019, the outstanding principal amount of these notes was $201 million. At September 30, 2019, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $0.2 million.
Trust Preferred Securities and Subordinated Notes
At September 30, 2019, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed. The $100 million trust preferred securities will be redeemed no later than January 30, 2037, and the $40 million subordinated notes will be redeemed no later than July 30, 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.9% per annum. At both September 30, 2019 and December 31, 2018, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.
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
Note 16. Commitments and Contingencies
Lease Commitments
At September 30, 2019, we were obligated under five non-cancelable operating leases with expiration dates through 2028 for $15 million of cumulative lease payments. Our principal executive and administrative office is located in Mill Valley, California and we have several additional offices, as disclosed in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2018. Additionally, with our acquisition of 5 Arches in the first quarter of 2019, we added an office located in Irvine, California. Our operating lease expense was $2 million for both nine-month periods ended September 30, 2019 and 2018.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Note 16. Commitments and Contingencies - (continued)

The following table presents our future lease commitments and a reconciliation to our lease liability at September 30, 2019.
Table 16.1 – Future Lease Commitments by Year

(In Thousands)	September 30, 2019
2019 (3 months)	$688
2020	2,721
2021	1,864
2022	1,468
2023 and thereafter	8,749
Total Lease Commitments	15,490
Less: Imputed interest	(2,920)
Lease Liability	$12,570

During the first quarter of 2019, we adopted ASU 2016-02, "Leases," which required us to recognize a lease liability that was equal to the present value of our remaining lease payments of $15 million discounted at various incremental borrowing rates, and a right-of-use asset, which was equal to our lease liability adjusted for our deferred rent liability. We elected to apply the new guidance using the optional transition method, which permits lessees to measure the lease liability and right-of-use asset at January 1, 2019, without adjusting the comparative periods presented. We elected the package of practical expedients under the transition guidance within this standard, which allowed us to carry forward the classifications of each of our four existing leases as operating leases and to continue to expense lease payments on a straight-line basis. As one of our operating leases qualifies for the short-term lease exception under this guidance, we will continue to account for this lease under legacy GAAP and did not include this lease in our calculation of the lease liability and right-of-use asset. At September 30, 2019, our lease liability was $13 million, which was a component of Accrued expenses and other liabilities, and our right-of-use asset was $11 million, which was a component of Other assets.
We determined that the four remaining leases did not contain an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the date of adoption. At September 30, 2019, the weighted-average remaining lease term and weighted-average discount rate for our leases was 8 years and 5.3%, respectively.
Commitment to Fund Residential Bridge Loans
As of September 30, 2019, we had commitments to fund $67 million of residential bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before we fund the commitment. We may also advance funds related to loans sold under a separate loan sale agreement that are generally repaid immediately by the loan purchaser and do not generally expose us to loss (outstanding commitments related to these loans that we may temporarily fund totaled approximately $65 million at September 30, 2019).
Commitment to Fund Partnerships
In the fourth quarter of 2018, we invested in two partnerships created to acquire and manage certain mortgage servicing related assets (see Note 10 for additional detail). In connection with this investment, we are required to fund future net servicer advances related to the underlying mortgage loans. The actual amount of net servicer advances we may fund in the future is subject to significant uncertainty and will be based on the credit and prepayment performance of the underlying loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Note 16. Commitments and Contingencies - (continued)

In the first quarter of 2019, we invested in a partnership created to acquire floating rate, light-renovation multifamily loans from Freddie Mac (see Note 10 for additional detail). At September 30, 2019, we had an outstanding commitment to fund an additional $49 million to the partnership. Additionally, in connection with this transaction, we have made a guarantee to Freddie Mac in the event of losses incurred on the loans that exceed the equity available in the partnership to absorb such losses. At September 30, 2019, the carrying value of this guarantee was $0.1 million. We believe the likelihood of performance under the guarantee is remote. Our maximum loss exposure from this guarantee arrangement is $135 million.
5 Arches Contingent Consideration
As part of the consideration for our acquisition of 5 Arches, we are committed to make earn-out payments up to $27 million, payable in a mix of cash and Redwood common stock, which will be calculated following each of the first two anniversaries of the option closing date based on loan origination volumes exceeding certain specified thresholds. These contingent earn-out payments are classified as a contingent consideration liability and carried at fair value. At September 30, 2019, our estimated fair value of this contingent liability was $25 million. For the three and nine months ended September 30, 2019, we recorded contingent consideration expense of $0.2 million and $0.5 million, respectively, related to our valuation of this liability through Other income, net, on our consolidated statements of income.
Commitment to Fund Shared Home Appreciation Options
In the third quarter of 2019, we entered into a flow purchase agreement to acquire shared home appreciation options. The counterparty purchases an option to buy a fractional interest in a homeowner's ownership interest in his or her real property, and subsequently the counterparty sells the option contract to us. Pursuant to the terms of the option contract, we are able to share in both home price appreciation and depreciation. At September 30, 2019, we had acquired $11 million of shared home appreciation options under this agreement, which are included in Other Investments on our consolidated balance sheets. At September 30, 2019, we had an outstanding commitment to fund up to an additional $39 million under this agreement.
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
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At September 30, 2019, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At September 30, 2019, we had not incurred any losses under these arrangements. For the three and nine months ended September 30, 2019, other income related to these arrangements was $1 million and $2 million, respectively, and net market valuation losses related to these investments were $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2018, other income related to these arrangements was $1 million and $3 million, respectively, and net market valuation losses related to these investments were $0.1 million and $0.5 million, respectively.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at September 30, 2019, the loans had an unpaid principal balance of $1.66 billion and a weighted average FICO score of 759 (at origination) and LTV ratio of 76% (at origination). At September 30, 2019, $7 million of the loans were 90 days or more delinquent, of which $2 million were in foreclosure. At September 30, 2019, the carrying value of our guarantee obligation was $15 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Note 16. Commitments and Contingencies - (continued)

Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2019 and December 31, 2018, assets of such SPEs totaled $48 million and $47 million, respectively, and liabilities of such SPEs totaled $15 million and $17 million, respectively.
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
At both September 30, 2019 and December 31, 2018, our repurchase reserve associated with our residential loans and MSRs was $4 million and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received 10 repurchase requests during the nine months ended September 30, 2019, and did not repurchase any loans during this period. During both the nine months ended September 30, 2019 and 2018, we recorded reversals of repurchase provisions of $0.2 million that were recorded in Mortgage banking activities, net and Other income, net on our consolidated statements of income.
Loss Contingencies — Litigation
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at September 30, 2019, approximately $128 million of principal and $12 million of interest payments had been made in respect of the Seattle Certificate. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at September 30, 2019, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
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
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At September 30, 2019, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 17. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three and nine months ended September 30, 2019 and 2018.
Table 17.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$98,307	$(49,384)	$106,725	$(31,105)
Other comprehensive income (loss) before reclassifications (1)	4,484	(11,791)	(2,408)	4,801
Amounts reclassified from other accumulated comprehensive income	(3,492)	—	(5,686)	—
Net current-period other comprehensive income (loss)	992	(11,791)	(8,094)	4,801
Balance at End of Period	$99,299	$(61,175)	$98,631	$(26,304)

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$95,342	$(34,045)	$128,201	$(42,953)
Other comprehensive income (loss) before reclassifications (1)	19,764	(27,130)	(9,749)	16,649
Amounts reclassified from other accumulated comprehensive income	(15,807)	—	(19,821)	—
Net current-period other comprehensive income (loss)	3,957	(27,130)	(29,570)	16,649
Balance at End of Period	$99,299	$(61,175)	$98,631	$(26,304)

(1)
Amounts presented for net unrealized gains on available-for-sale securities are net of tax benefit (provision) of zero and $0.1 million for the three and nine months ended September 30, 2018, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Note 17. Equity - (continued)

The following table provides a summary of reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2019 and 2018.
Table 17.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended September 30,
(In Thousands)	Income Statement	2019	2018
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$—	$33
Gain on sale of AFS securities	Realized gains, net	(3,492)	(7,247)
Gain on sale of AFS securities	Provision for income taxes	—	1,528
		$(3,492)	$(5,686)

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Nine Months Ended September 30,
(In Thousands)	Income Statement	2019	2018
Net Realized (Gain) Loss on AFS Securities
Other than temporary impairment (1)	Investment fair value changes, net	$—	$89
Gain on sale of AFS securities	Realized gains, net	(15,807)	(21,438)
Gain on sale of AFS securities	Provision for income taxes	—	1,528
		$(15,807)	$(19,821)

(1)
For both the three and nine months ended September 30, 2019, there were no other-than-temporary impairments. For the three months ended September 30, 2018, other-than-temporary impairments were $0.4 million, of which less than $0.1 million were recognized through our consolidated statements of income and $0.3 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet. For the nine months ended September 30, 2018, other-than-temporary impairments were $0.6 million, of which $0.1 million were recognized through our consolidated statements of income and $0.5 million were recognized in Accumulated other comprehensive income, a component of our consolidated balance sheet.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Note 17. Equity - (continued)

Issuance of Common Stock
In 2018, we established a program to sell up to an aggregate of $150 million of common stock from time to time in at-the-market ("ATM") offerings. During the nine months ended September 30, 2019, we issued 791,191 common shares for net proceeds of approximately $13 million through ATM offerings. At September 30, 2019, approximately $112 million remained outstanding for future offerings under this program.
On January 29, 2019, we sold 11,500,000 shares of common stock in an underwritten public offering, resulting in net proceeds of approximately $177 million. On September 3, 2019, we sold 14,375,000 shares of common stock in an underwritten public offering, resulting in net proceeds of approximately $228 million.
Direct Stock Purchase and Dividend Reinvestment Plan
During the nine months ended September 30, 2019, we issued 399,838 shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan, resulting in net proceeds of approximately $6 million.
Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2019 and 2018.
Table 17.3 – Basic and Diluted Earnings per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except Share Data)	2019	2018	2019	2018
Basic Earnings per Common Share:
Net income attributable to Redwood	$34,310	$40,921	$120,040	$120,513
Less: Dividends and undistributed earnings allocated to participating securities	(856)	(1,231)	(3,260)	(3,766)
Net income allocated to common shareholders	$33,454	$39,690	$116,780	$116,747
Basic weighted average common shares outstanding	101,872,126	80,796,856	97,214,064	77,211,188
Basic Earnings per Common Share	$0.33	$0.49	$1.20	$1.51
Diluted Earnings per Common Share:
Net income attributable to Redwood	$34,310	$40,921	$120,040	$120,513
Less: Dividends and undistributed earnings allocated to participating securities	(1,036)	(1,284)	(3,625)	(3,867)
Add back: Interest expense on convertible notes for the period, net of tax	8,887	8,666	26,271	23,642
Net income allocated to common shareholders	$42,161	$48,303	$142,686	$140,288
Weighted average common shares outstanding	101,872,126	80,796,856	97,214,064	77,211,188
Net effect of dilutive equity awards	362,743	443,191	261,155	251,935
Net effect of assumed convertible notes conversion to common shares	34,287,840	33,442,641	33,727,470	30,328,906
Diluted weighted average common shares outstanding	136,522,709	114,682,688	131,202,689	107,792,029
Diluted Earnings per Common Share	$0.31	$0.42	$1.09	$1.30

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Note 17. Equity - (continued)

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
During the three and nine months ended September 30, 2019 and 2018, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three and nine months ended September 30, 2019, the number of outstanding equity awards that were antidilutive totaled 11,710 and 9,361, respectively. For the three and nine months ended September 30, 2018, the number of outstanding equity awards that were antidilutive totaled 7,761 and 7,230, respectively.
Stock Repurchases
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At September 30, 2019, $100 million of the current authorization remained available for the repurchase of shares of our common stock.
Note 18. Equity Compensation Plans
At September 30, 2019 and December 31, 2018, 4,187,924 and 4,616,776 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $23 million at September 30, 2019, as shown in the following table.
Table 18.1 – Activities of Equity Compensation Costs by Award Type

	Nine Months Ended September 30, 2019
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$3,498	$74	$14,489	$7,061	$—	$25,122
Equity grants	—	3,483	4,831	—	160	8,474
Equity grant forfeitures	—	—	—	—	—	—
Equity compensation expense	(1,137)	(499)	(5,871)	(2,505)	(120)	(10,132)
Unrecognized Compensation Cost at End of Period	$2,361	$3,058	$13,449	$4,556	$40	$23,464

At September 30, 2019, the weighted average amortization period remaining for all of our equity awards was two years.
Restricted Stock Awards ("RSAs")
At September 30, 2019 and December 31, 2018, there were 218,022 and 334,606 shares, respectively, of RSAs outstanding. Restrictions on these shares lapse through 2022. During the nine months ended September 30, 2019, there were no RSAs granted, restrictions on 116,584 RSAs lapsed and those shares were distributed, and no RSAs forfeited.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
Note 18. Equity Compensation Plans - (continued)

Restricted Stock Units ("RSUs")
At September 30, 2019 and December 31, 2018, there were 229,943 and 4,876 shares, respectively, of RSUs outstanding. Restrictions on these shares lapse through 2023. During the nine months ended September 30, 2019, there were 225,067 RSUs granted, no RSUs distributed, and no RSUs forfeited.
Deferred Stock Units (“DSUs”)
At September 30, 2019 and December 31, 2018, there were 2,414,056 and 2,336,720 DSUs, respectively, outstanding of which 1,345,005 and 1,181,622, respectively, had vested. During the nine months ended September 30, 2019, there were 337,787 DSUs granted, 260,451 DSUs distributed, and no DSUs forfeited. Unvested DSUs at September 30, 2019 vest through 2023.
Performance Stock Units (“PSUs”)
At both September 30, 2019 and December 31, 2018, the target number of PSUs that were unvested was 725,616. Vesting for all PSUs will generally occur at the end of three years from their grant date based on various TSR performance calculations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 600,000 shares of common stock to be purchased in aggregate for all employees. As of September 30, 2019 and December 31, 2018, 418,651 and 390,569 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at September 30, 2019.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 19. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.
Table 19.1 – Mortgage Banking Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$6,320	$7,236	$41,431	$8,406
Risk management derivatives (2)	(1,710)	3,796	(11,608)	38,378
Other income, net (3)	407	313	1,380	1,733
Total residential mortgage banking activities, net	5,017	11,345	31,203	48,517

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
Single-family rental loans, at fair value (1)	1,847	(121)	5,473	(121)
Risk management derivatives (2)	(1,262)	—	(3,779)	—
Residential bridge loans, at fair value	1,010	—	2,108	—
Other income, net (4)	2,903	—	5,979	—
Total business purpose mortgage banking activities, net	4,498	(121)	9,781	(121)
Mortgage Banking Activities, Net	$9,515	$11,224	$40,984	$48,396

(1)	Includes changes in fair value for associated loan purchase and forward sale commitments.

(2)	Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of loans.

(3)	Amounts in this line item include other fee income from loan acquisitions and the provision for repurchases expense, presented net.

(4)	Amounts in this line item include other fee income from loan originations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 20. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.
Table 20.1 – Investment Fair Value Changes

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment at Redwood	$7,667	$(17,063)	$71,323	$(71,058)
Single-family rental loans held-for-investment	22	—	22	—
Residential bridge loans held-for-investment	(742)	53	(1,363)	53
Trading securities	15,275	6,314	55,577	2,429
Servicer advance investments	1,585	—	3,025	—
Excess MSRs	(1,635)	—	(2,137)	—
Shared home appreciation options	29	—	29	—
REO	(331)	—	(470)	—
Net investments in Legacy Sequoia entities (1)	(407)	(248)	(904)	(976)
Net investments in Sequoia Choice entities (1)	2,722	(943)	8,866	43
Net investments in Freddie Mac SLST entities (1)	17,300	—	31,702	—
Net investments in Freddie Mac K-Series entities (1)	7,445	511	13,810	511
Risk-sharing investments	(53)	(126)	(191)	(474)
Risk management derivatives, net	(37,433)	21,867	(144,548)	82,391
Impairments on AFS securities	—	(33)	—	(89)
Investment Fair Value Changes, Net	$11,444	$10,332	$34,741	$12,830

(1)
Includes changes in fair value of the loans held-for-investment, REO and the ABS issued at the entities, which netted together represent the change in value of our investments at the consolidated VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 21. Other Income, Net
The following table presents the components of Other income, net, recorded in our consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.
Table 21.1 – Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
MSR income, net	$431	$1,967	$2,342	$4,797
Risk share income	905	907	2,351	2,706
FHLBC capital stock dividend	541	460	1,623	1,271
Equity investment income	557	119	552	119
5 Arches loan administration fee income	1,344	—	3,298	—
Amortization of intangible assets	(1,897)	—	(4,429)	—
Gain on re-measurement of investment in 5 Arches	—	—	2,441	—
Other	(56)	—	(359)	—
Other Income, Net	$1,825	$3,453	$7,819	$8,893

Note 22. Operating Expenses
Components of our operating expenses for the three and nine months ended September 30, 2019 and 2018 are presented in the following table.
Table 22.1 – Components of Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Fixed compensation expense	$9,391	$5,922	$26,848	$18,136
Variable compensation expense	4,090	4,923	12,513	13,655
Equity compensation expense	3,155	3,033	10,132	9,565
Total compensation expense	16,636	13,878	49,493	41,356
Systems and consulting	3,230	1,794	7,594	5,434
Loan acquisition costs (1)	1,392	1,887	4,385	5,860
Office costs	1,517	1,173	4,406	3,397
Accounting and legal	1,767	1,170	3,852	3,078
Corporate costs	482	462	1,701	1,462
Other operating expenses	1,791	1,126	4,798	2,942
Total Operating Expenses	$26,815	$21,490	$76,229	$63,529

(1)	Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 23. Taxes
For the nine months ended September 30, 2019 and 2018, we recognized a provision for income taxes of $3 million and $12 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at September 30, 2019 and 2018.
Table 23.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	September 30, 2019	September 30, 2018
Federal statutory rate	21.0%	21.0%
State statutory rate, net of Federal tax effect	8.6%	8.6%
Differences in taxable (loss) income from GAAP income	(2.5)%	(1.8)%
Change in valuation allowance	(2.5)%	(3.2)%
Dividends paid deduction	(22.1)%	(15.3)%
Effective Tax Rate	2.5%	9.3%

We assessed our tax positions for all open tax years (i.e., Federal, 2016 to 2019, and State, 2014 to 2019) at September 30, 2019 and December 31, 2018, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
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
September 30, 2019
(Unaudited)

Note 24. Segment Information - (continued)

The following tables present financial information by segment for the three and nine months ended September 30, 2019 and 2018.
Table 24.1 – Business Segment Financial Information

	Three Months Ended September 30, 2019
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$132,894	$12,491	$4,732	$150,117
Interest expense	(94,519)	(6,657)	(15,428)	(116,604)
Net interest income (loss)	38,375	5,834	(10,696)	33,513
Non-interest income
Mortgage banking activities, net	—	9,515	—	9,515
Investment fair value changes, net	11,896	—	(452)	11,444
Other income (expense), net	2,313	(252)	(236)	1,825
Realized gains, net	4,714	—	—	4,714
Total non-interest income, net	18,923	9,263	(688)	27,498
Direct operating expenses	(2,191)	(11,907)	(12,717)	(26,815)
(Provision for) benefit from income taxes	(89)	203	—	114
Segment Contribution	$55,018	$3,393	$(24,101)
Net Income				$34,310
Non-cash amortization income (expense), net	$2,456	$(2,028)	$(1,148)	$(720)

	Three Months Ended September 30, 2018
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$79,556	$14,427	$5,414	$99,397
Interest expense	(40,852)	(7,537)	(15,962)	(64,351)
Net interest income (loss)	38,704	6,890	(10,548)	35,046
Non-interest income
Mortgage banking activities, net	—	11,224	—	11,224
Investment fair value changes, net	10,566	—	(234)	10,332
Other income, net	3,334	—	119	3,453
Realized gains, net	7,275	—	—	7,275
Total non-interest income, net	21,175	11,224	(115)	32,284
Direct operating expenses	(2,659)	(6,570)	(12,261)	(21,490)
Provision for income taxes	(2,840)	(2,079)	—	(4,919)
Segment Contribution	$54,380	$9,465	$(22,924)
Net Income				$40,921
Non-cash amortization income (expense), net	$4,019	$(54)	$(1,176)	$2,789

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 24. Segment Information - (continued)

	Nine Months Ended September 30, 2019
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$380,394	$34,220	$15,086	$429,700
Interest expense	(266,318)	(18,816)	(46,966)	(332,100)
Net interest income (loss)	114,076	15,404	(31,880)	97,600
Non-interest income
Mortgage banking activities, net	—	40,984	—	40,984
Investment fair value changes, net	35,749	—	(1,008)	34,741
Other income, net	6,408	(575)	1,986	7,819
Realized gains, net	18,227	—	—	18,227
Total non-interest income, net	60,384	40,409	978	101,771
Direct operating expenses	(7,110)	(31,582)	(37,537)	(76,229)
Provision for income taxes	(1,327)	(1,775)	—	(3,102)
Segment Contribution	$166,023	$22,456	$(68,439)
Net Income				$120,040
Non-cash amortization income (expense), net	$7,446	$(4,765)	$(3,573)	$(892)

	Nine Months Ended September 30, 2018
(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
Interest income	$202,882	$40,408	$15,702	$258,992
Interest expense	(87,719)	(21,303)	(45,056)	(154,078)
Net interest income (loss)	115,163	19,105	(29,354)	104,914
Non-interest income
Mortgage banking activities, net	—	48,396	—	48,396
Investment fair value changes, net	13,756	—	(926)	12,830
Other income, net	8,774	—	119	8,893
Realized gains, net	21,352	—	—	21,352
Total non-interest income, net	43,882	48,396	(807)	91,471
Direct operating expenses	(6,524)	(20,941)	(36,064)	(63,529)
Provision for income taxes	(4,858)	(7,485)	—	(12,343)
Segment Contribution	$147,663	$39,075	$(66,225)
Net Income				$120,513
Non-cash amortization income (expense), net	$13,290	$(99)	$(3,021)	$10,170

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 24. Segment Information - (continued)

The following table presents the components of Corporate/Other for the three and nine months ended September 30, 2019 and 2018.
Table 24.2 – Components of Corporate/Other

	Three Months Ended September 30,
	2019			2018
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$4,295	$437	$4,732	$5,174	$240	$5,414
Interest expense	(3,452)	(11,976)	(15,428)	(4,257)	(11,705)	(15,962)
Net interest income (loss)	843	(11,539)	(10,696)	917	(11,465)	(10,548)
Non-interest income
Investment fair value changes, net	(407)	(45)	(452)	(248)	14	(234)
Other income	—	(236)	(236)	—	119	119
Total non-interest income, net	(407)	(281)	(688)	(248)	133	(115)
Direct operating expenses	—	(12,717)	(12,717)	—	(12,261)	(12,261)
Total	$436	$(24,537)	$(24,101)	$669	$(23,593)	$(22,924)

	Nine Months Ended September 30,
	2019			2018
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$13,924	$1,162	$15,086	$15,003	$699	$15,702
Interest expense	(11,548)	(35,418)	(46,966)	(12,324)	(32,732)	(45,056)
Net interest income (loss)	2,376	(34,256)	(31,880)	2,679	(32,033)	(29,354)
Non-interest income
Investment fair value changes, net	(904)	(104)	(1,008)	(976)	50	(926)
Other income	—	1,986	1,986	—	119	119
Total non-interest income, net	(904)	1,882	978	(976)	169	(807)
Direct operating expenses	—	(37,537)	(37,537)	—	(36,064)	(36,064)
Total	$1,472	$(69,911)	$(68,439)	$1,703	$(67,928)	$(66,225)

(1)	Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 24. Segment Information - (continued)

The following table presents supplemental information by segment at September 30, 2019 and December 31, 2018.
Table 24.3 – Supplemental Segment Information

(In Thousands)	Investment Portfolio	Mortgage Banking	Corporate/ Other	Total
September 30, 2019
Residential loans	$7,326,757	$925,887	$429,159	$8,681,803
Business purpose residential loans	225,601	110,434	—	336,035
Multifamily loans	3,791,622	—	—	3,791,622
Real estate securities	1,285,426	—	—	1,285,426
Other investments	346,136	1,571	—	347,707
Goodwill and intangible assets	—	49,121	—	49,121
Total assets	13,347,460	1,166,639	962,184	15,476,283

December 31, 2018
Residential loans	$5,685,983	$1,048,801	$519,958	$7,254,742
Business purpose residential loans	112,798	28,460	—	141,258
Multifamily loans	2,144,598	—	—	2,144,598
Real estate securities	1,452,494	—	—	1,452,494
Other investments	427,764	—	10,754	438,518
Total assets	10,093,993	1,103,090	740,323	11,937,406

Note 25. Subsequent Events
On October 14, 2019, Redwood and RWT Holdings, Inc., our wholly-owned subsidiary, entered into an equity interests purchase agreement with CF CoreVest Parent I LLC, CF CoreVest Parent II LLC and CoreVest Management Partners LLC (collectively, the “Sellers”), and members of the CoreVest management team, pursuant to which we acquired a 100% equity interest in CoreVest American Finance Lender LLC and several of its affiliates (“CoreVest”), an originator of business purpose residential loans. The acquisition included CoreVest’s operating platform and approximately $900 million of business purpose loans and securities, a significant portion of which we will hold for investment in our investment portfolio. The estimated aggregate purchase consideration for CoreVest is approximately $492 million, subject to a customary post-closing reconciliation, including a net book value adjustment. Substantially all of the purchase consideration was payable in cash upon the close of the transaction. The transaction was closed on October 15, 2019.

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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood’s business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, our ability to pay higher sustainable dividends in the future, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2019, including with respect to our investment portfolio and mortgage banking activities; (iii) statements related to our investment portfolio, including target returns on our RPL securities, our RPL investment strategy, and the view that a significant percentage of the underlying borrowers will cure their persistent delinquency history and continue paying steadily under the modified or recast terms of the loan; (iv) statements related to our residential and business purpose mortgage banking platforms, including our positioning in the market, the estimated size of the BPL market opportunity, and our commitment to growing our acquisition volume of expanded credit and non-QM loans; (v) statements relating to the potential for regulatory reform, including the expiration of the “QM Patch,” the ability of the private sector to effectively compete for a significant volume of non-QM loans currently purchased by the GSEs, and positioning Redwood to capitalize on resulting opportunities; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the third quarter of 2019 and at September 30, 2019, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (vii) statements regarding business purpose loan originations, loans funded, and associated funding commitments; (viii) statements relating to our estimate of our available capital (including that we estimate our available capital at September 30, 2019 was approximately $590 million, and that we believe this capital, along with additional capital from continued portfolio optimization, should be sufficient to meet our near-term capital needs); (ix) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2019; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
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

•	state and/or local regulations related to rent control or rent stabilization impacting single-family rental and multifamily properties;

•	strategic business and capital deployment decisions we make;

•	our recent acquisitions of business purpose lending origination platforms;

•	developments related to the fixed income and mortgage finance markets and the Federal Reserve’s statements regarding its future open market activity and monetary policy;

•	our exposure to credit risk and the timing of credit losses within our portfolio;

•	the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own;

•	our exposure to adjustable-rate mortgage loans;

•	the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks;

•	changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies;

•	changes in interest rates; changes in mortgage prepayment rates;

•	changes in liquidity in the market for real estate securities and loans;

•	our ability to finance the acquisition of real estate-related assets with short-term debt;

•	the ability of counterparties to satisfy their obligations to us;

•	our involvement in securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions;

•	exposure to claims and litigation, including litigation arising from our involvement in securitization transactions;

•	ongoing litigation against various trustees of RMBS transactions;

•	whether we have sufficient liquid assets to meet short-term needs;

•	our ability to successfully compete and retain or attract key personnel;

•	our ability to adapt our business model and strategies to changing circumstances;

•	changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities;

•	our exposure to a disruption or breach of the security of our technology infrastructure and systems;

•	exposure to environmental liabilities;

•	our failure to comply with applicable laws and regulations;

•	our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures;

•	the impact on our reputation that could result from our actions or omissions or from those of others;

•	changes in accounting principles and tax rules;

•	our ability to maintain our status as a REIT for tax purposes;

•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940;

•	decisions about raising, managing, and distributing capital; and

•	other factors not presently identified.
This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

OVERVIEW
Business Update
Two years ago, we announced a comprehensive new business strategy to leverage our housing credit competencies across a broader portion of the residential housing finance sector. This entailed not only the expansion of our traditional jumbo residential mortgage business, but also a commitment to financing housing investors who purchase residential real estate for business income (i.e., rent or refurbishment). Over the course of the past 18 months, we've developed the skills and operations necessary to grow in this market, and have taken tangible steps towards building a specialty finance platform that serves the financing needs of all homebuyers - owner-occupants and investors alike.
Our expansion into business purpose lending ("BPL") began organically, but quickly evolved into a partnership with our 5 Arches platform in Irvine. We completed our acquisition of 5 Arches in March 2019, and this business has fit squarely within Redwood's strategic initiatives. The investment opportunities generated by 5 Arches have validated the thesis underpinning our new strategy; that is, a significant imbalance exists between the rate of new household formation in the United States and the rate of new homebuilding. Most recently, we had the opportunity to further solidify business purpose lending as a core strategy at Redwood, and in October 2019 we announced our acquisition of the CoreVest BPL platform.
CoreVest is a leading BPL originator and brings a talented team to Redwood that shares our values of working with integrity and fostering deep relationships with customers and business partners. Since their inception in 2014, CoreVest has funded over $4 billion of loans while developing technology that offers a seamless borrower experience. The CoreVest platform has a highly scalable mortgage banking business and, at the time of acquisition, had recently completed its ninth securitization of single-family rental loans since 2015, more such transactions than any other issuer. This acquisition strengthens our position as a leading lender in the large and growing BPL market and added approximately $900 million of business purpose mortgage loans and securities to our portfolio.
While our BPL expansion has been a key area of focus, we continue to focus on expanding our core jumbo residential business. We are committed to growing our acquisition volume of expanded credit and non-qualified residential mortgage (non-QM) loans by leveraging our approach to credit, speed to close, and reliable execution we deliver to loan sellers. We see an opportunity for growing this business in response to announcements made by federal regulatory agencies made over the course of this year regarding proposed changes to housing finance rules. Most recently, the CFPB announced in July 2019 that it intends to let the so called "QM Patch" expire. The QM Patch is an exemption from the CFPB's "Ability to Pay" regulations that has the effect of affording a competitive advantage to the public mortgage sector, resulting in an unlevel playing field for non-QM mortgage lending. We estimate the QM Patch expiration will allow the private sector to effectively compete for a significant volume of non-QM loans currently purchased by Fannie Mae and Freddie Mac, providing additional opportunities for growing our business.
The success of our mortgage banking businesses has been directly complemented by the work we have done within our investment portfolio. Our portfolio team continues to effectively deploy capital, leveraging unique and durable relationships forged over several years. A key differentiator for Redwood has always been our ability to source and structure investments our competitors cannot easily replicate, and we have over $670 million of capital deployed year-to-date, through October, including our acquisition of the CoreVest investment portfolio. As we grow our mortgage banking platforms, our portfolio activities and efficiency of our corporate functions will be key to profitably scaling our business and increasing earnings per share.
As we reflect on the current state of our industry, we believe this is an exciting time for Redwood. Credit-oriented strategies are in demand as the yield curve flattens and investors seek alternative means to source real estate-related assets. However, the investment sourcing capabilities and operating know-how required to succeed in this environment remain in scarce supply. At Redwood, we have built a solutions-based business that possesses a unique ability to bridge the gap between the customized needs of non-agency borrowers - whether BPL, non-QM, or traditional jumbo - and the liquidity options available to them in the marketplace. We are already making necessary investments in technology and infrastructure to further automate our loan purchase process in anticipation of these opportunities. Our 25-year track record speaks to our ability to operate efficiently, while developing nascent, emerging products into scalable funding solutions that are transformative in nature. As we integrate our jumbo residential mortgage and BPL businesses over time, we continue to work towards our vision of becoming the preeminent specialty finance operator in the mortgage industry.

Financial and Operational Overview - Third Quarter Highlights
The following table presents key earnings metrics for the three and nine months ended September 30, 2019.
Table 1 – Key Earnings and Return Metrics

	Three Months Ended	Nine Months Ended
(In Thousands, except per Share Data)	September 30, 2019	September 30, 2019
Net income	$34,310	$120,040
Net income per diluted common share	$0.31	$1.09
Annualized GAAP return on equity	9%	10%
Book value per share	$15.92	$15.92
Economic return on book value (1)	1.3%	5.9%
REIT taxable income per share	$0.34	$0.89
Dividends per share	$0.30	$0.90

(1)	Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period.

•
During the third quarter of 2019, we accelerated our pace of portfolio optimization and raised equity capital in early September, which together generated $476 million of available capital. These activities resulted in increased levels of realized gains, but dampened growth in net interest income, as our average undeployed capital increased. While lower benchmark interest rates generally persisted throughout the quarter, helping maintain residential loan purchase volume levels in our mortgage banking business, we experienced higher prepayments in our investment portfolio, which negatively impacted investment fair value changes. Additionally, mortgage banking margins were negatively impacted by lower benchmark interest rates, which impacted execution on securitizations we completed during the quarter. Execution improved for our most recent Sequoia securitization, completed in October. Despite the rate volatility, overall we continued to see strong demand for yield, resulting in positive overall investment fair value changes for the quarter.

•	We issued $228 million of common stock and $201 million of 5.75% 6-year exchangeable debt in the third quarter.

•	We deployed $152 million of capital in the third quarter, including $55 million into proprietary investments and $98 million into third-party investments.

•	Our 5 Arches platform originated $162 million of business purpose mortgage loans in the third quarter, including $125 million in funded loans and $37 million in associated funding commitments.

•	Residential jumbo loan purchase commitments were $1.70 billion, and we purchased $1.48 billion of residential jumbo loans during the third quarter of 2019.

•
During the third quarter, we completed one Sequoia securitization of Select residential jumbo loans totaling $376 million and two Sequoia securitizations of Choice residential jumbo loans totaling $727 million. Additionally, we sold $470 million of residential jumbo loans to third parties.

•
Our book value per share declined $0.09 per share to $15.92 per share during the third quarter of 2019. While our earnings covered our dividend during the third quarter, this decrease was primarily driven by a $0.11 per share decline in the value of derivatives hedging our long-term debt, which were impacted by the decline in benchmark rates during the third quarter.

•
In October 2019, we completed the acquisition of CoreVest, an originator of business purpose residential loans. The acquisition included CoreVest's operating platform and approximately $900 million of business purpose loans and securities, a significant portion of which we will hold for investment in our investment portfolio. Total transaction consideration was $492 million of cash and Redwood common stock, net of in-place financing on certain of the financial assets.

Capital Allocation Summary
This section provides an overview of our capital position and how it was allocated at September 30, 2019. A detailed discussion of our liquidity and capital resources is provided in the Liquidity and Capital Resources section of this MD&A that follows.
We capitalize our business with a combination of equity and long-term unsecured corporate debt (which we collectively refer to as corporate “capital”). Our total capital was $2.55 billion at September 30, 2019, and included $1.79 billion of equity capital and $0.77 billion of unsecured corporate debt, including $245 million of convertible debt due in 2023, $200 million of convertible debt due in 2024, $201 million of exchangeable debt due in 2025, and $140 million of trust-preferred securities due in 2037.
We also utilize various forms of collateralized short-term and long-term debt to finance certain investments and to warehouse some of our inventory of residential loans held-for-sale. We do not consider this collateralized debt as "capital" and, therefore, it is presented separately from allocated capital in the table below. The following table presents how our capital was allocated between business segments and investment types at September 30, 2019.
Table 2 – Capital Allocation Summary

At September 30, 2019
(Dollars in Thousands)	Fair Value	Collateralized Short-Term Debt	Collateralized Long-Term Debt	Allocated Capital	% of Total Capital
Investment portfolio
Residential loans (1)	$2,419,937	$—	$(1,944,640)	$475,297	19%
Business purpose residential loans	225,601	(139,476)	(14,265)	71,860	3%

Securities portfolio
Sequoia residential securities (2)	505,464	(155,185)	(184,664)	165,615	6%
Agency CRT securities	140,881	(8,082)	—	132,799	5%
Multifamily securities (3)	683,414	(516,552)	—	166,862	7%
Re-performing residential loan securities (4)	626,594	(315,030)	(41,094)	270,470	11%
Third-party residential securities	254,158	(162,797)	—	91,361	4%
Total securities portfolio	2,210,511	(1,157,646)	(225,758)	827,107	32%

Other investments	200,872	—	—	200,872	8%
Other assets/(other liabilities)				(73,548)	(3)%
Cash and liquidity capital				868,013	N/A
Total investment portfolio	$5,056,921	$(1,297,122)	$(2,184,663)	2,369,602	93%
Residential				130,000	5%
Business purpose				54,516	2%
Total mortgage banking				184,516	7%
Total				$2,554,118	100%

(1)	Includes $43 million of FHLB stock, $34 million of cash and cash equivalents, and $77 million of restricted cash.

(2)
Sequoia residential securities presented above includes $257 million of securities retained from our consolidated Sequoia Choice securitizations. For GAAP purposes we consolidated $2.62 billion of residential loans and $2.36 billion of non-recourse ABS debt associated with these retained securities.

(3)
Multifamily securities presented above includes $214 million of subordinate investments in the Freddie Mac K-Series securitizations. For GAAP purposes we consolidated $3.79 billion of multifamily loans and $3.58 billion of non-recourse ABS debt associated with these securities.

(4)
Re-performing residential loan securities presented above represent third-party securities collateralized by seasoned re-performing, and to a lesser extent, non-performing residential loans and includes $454 million of subordinate and mezzanine investments in the Freddie Mac SLST securitizations. For GAAP purposes we consolidated $2.44 billion of residential loans and $1.99 billion of non-recourse ABS debt associated with these securities.

During the third quarter, capital raising combined with the completion of a new secured financing facility and portfolio optimization raised over $476 million of capital. This combined activity included $228 million of common equity raised in early September, a $185 million long-term, non-mark-to-market, secured debt facility collateralized by retained Sequoia residential securities (that generated $130 million of capital, after repayment of existing financing), and $118 million from security sales.
In late September, we issued $201 million of 5.75% 6-year exchangeable debt. This issuance will replace our exchangeable notes maturing in November 2019, and we therefore do not consider it incremental capital.
During the third quarter, we deployed capital into re-performing residential loan securities and business purpose residential loans, and reduced our capital allocations to Agency CRT securities, other third-party residential securities, and multifamily mezzanine securities.
As of September 30, 2019, our cash and liquidity capital included $590 million of capital available for investment and an additional $201 million of capital reserved for the repayment of our exchangeable notes maturing in November 2019.
In October 2019, we completed the acquisition of CoreVest for $492 million, net of in-place financing on financial assets acquired, with a mix of cash on hand and shares of Redwood stock. This acquisition will increase our allocations of capital to business purpose residential loan investments and business purpose mortgage banking. In the near-term, we expect to further increase capital allocated to business purpose residential loans, multifamily securities, and re-performing loan securities.
At the end of October, adjusting for the acquisition of CoreVest and other activity, we estimate we had approximately $100 million of capital available for investment.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2019 and 2018. Most tables include a "change" column that shows the amount by which the results from 2019 are greater or less than the results from the respective period in 2018. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the third quarter of 2019, compared to the third quarter of 2018, and increases or decreases in the "nine-month periods" refer to the change in results for the first nine months of 2019, compared to the first nine months of 2018.
The following table presents the components of our net income for the three and nine months ended September 30, 2019 and 2018.
Table 3 – Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, except per Share Data)	2019	2018	Change	2019	2018	Change
Net Interest Income	$33,513	$35,046	$(1,533)	$97,600	$104,914	$(7,314)
Non-interest Income
Mortgage banking activities, net	9,515	11,224	(1,709)	40,984	48,396	(7,412)
Investment fair value changes, net	11,444	10,332	1,112	34,741	12,830	21,911
Other income, net	1,825	3,453	(1,628)	7,819	8,893	(1,074)
Realized gains, net	4,714	7,275	(2,561)	18,227	21,352	(3,125)
Total non-interest income, net	27,498	32,284	(4,786)	101,771	91,471	10,300
Operating expenses	(26,815)	(21,490)	(5,325)	(76,229)	(63,529)	(12,700)
Net income before income taxes	34,196	45,840	(11,644)	123,142	132,856	(9,714)
Benefit from (provision for) income taxes	114	(4,919)	5,033	(3,102)	(12,343)	9,241
Net Income	$34,310	$40,921	$(6,611)	$120,040	$120,513	$(473)
Diluted earnings per common share	$0.31	$0.42	$(0.11)	$1.09	$1.30	$(0.21)
Net Interest Income
The decrease in net interest income during the three- and nine-month periods was primarily due to lower net interest income from our mortgage banking segment, driven by lower average balances of residential loans held-for-sale and higher interest rates on our variable rate financing. Additionally, during the third quarter of 2019, we accelerated our pace of portfolio optimization, increasing our average balance of undeployed capital, which also contributed to lower net interest income during the quarter. The decrease during the nine-month periods was also driven by higher convertible debt expense in 2019, relative to 2018, due to the timing of the issuance and maturity of different series of convertible and exchangeable notes in 2018 and 2019.
We utilize hedges to manage interest rate risk in our investment portfolio and the net interest paid or received from these instruments is a component of our Investment fair value changes line item, which is discussed below. For the three-month periods, net hedge interest expense associated with portfolio hedges increased and on a combined basis, net interest income plus net interest income (expense) on hedges decreased by $2 million. For the nine-month periods, net hedge interest expense associated with portfolio hedges decreased and on a combined basis, net interest income plus net interest income (expense) on hedges increased by $4 million. During the third quarter of 2019, we experienced increased hedging costs due to interest rate volatility.
Additional detail on changes in net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
The decrease in income from mortgage banking activities during the three- and nine-month periods was predominantly due to lower margins in 2019, relative to 2018, as well as lower loan purchase volumes. A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.

Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and interest rate hedges associated with these investments. During the three and nine months ended September 30, 2019, the positive investment fair value changes were primarily driven by tightening credit spreads in several parts of our portfolio. Additional detail on our investment fair value changes is included in the Investment Portfolio portion of the “Results of Operations by Segment” section that follows.
Other Income, Net
The decrease in other income for the three- and nine-month periods was primarily due to amortization expense from intangible assets we recorded in connection with the acquisition of 5 Arches in the first quarter of 2019, as well as a decrease in income from our MSR investments. The decrease in other income for the nine-month periods was partially offset by a $2 million gain associated with the re-measurement of our initial minority investment and purchase option in 5 Arches and loan administration fee income earned by 5 Arches.
Realized Gains, Net
During the three and nine months ended September 30, 2019, we realized gains of $5 million and $18 million, respectively, primarily from the sale of $15 million and $82 million of AFS securities, respectively, and the call of a seasoned Sequoia securitization in the first quarter. During the three and nine months ended September 30, 2018, we realized gains of $7 million and $21 million, respectively, primarily from the sale of $26 million and $118 million of AFS securities, respectively.
Operating Expenses
The increase in operating expenses for the three- and nine-month periods primarily resulted from additional expenses from the consolidated 5 Arches operations. Operating expenses for the three and nine months ended September 30, 2019 also included $2 million of transaction costs related to the acquisition of CoreVest in October 2019.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. For the three- and nine-month periods, the decrease in provision for income taxes was driven primarily by lower GAAP income earned at our TRS. Additionally, the nine-month period included a tax benefit resulting from the purchase of 5 Arches. For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following table presents the components of net interest income for the three and nine months ended September 30, 2019 and 2018.
Table 4 – Net Interest Income

	Three Months Ended September 30,
	2019			2018
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$10,583	$973,917	4.3%	$13,867	$1,193,919	4.6%
Residential loans - HFI at Redwood (2)	22,809	2,325,304	3.9%	23,326	2,311,347	4.0%
Residential loans - HFI at Legacy Sequoia (2)	4,293	436,963	3.9%	5,172	565,008	3.7%
Residential loans - HFI at Sequoia Choice (2)	27,555	2,320,989	4.7%	20,900	1,753,014	4.8%
Residential loans - HFI at Freddie Mac SLST (2)	11,830	1,278,036	3.7%	—	—	—%
Business purpose residential loans	5,446	296,037	7.4%	1,445	65,186	8.9%
Multifamily loans - HFI at Freddie Mac K-Series	36,829	3,767,847	3.9%	5,578	565,793	3.9%
Trading securities	17,877	1,168,952	6.1%	18,960	1,091,045	7.0%
Available-for-sale securities	5,170	174,530	11.8%	8,103	281,819	11.5%
Other interest income	7,725	612,554	5.0%	2,046	202,029	4.1%
Total interest income	150,117	13,355,129	4.5%	99,397	8,029,160	5.0%
Interest Expense
Short-term debt facilities	(18,209)	1,974,174	(3.7)%	(14,146)	1,567,364	(3.6)%
Short-term debt - servicer advance financing	(2,891)	212,988	(5.4)%	—	—	—%
Short-term debt - convertible notes, net	(3,139)	200,445	(6.3)%	—	—	—%
ABS issued - Legacy Sequoia (2)	(3,452)	428,101	(3.2)%	(4,257)	555,511	(3.1)%
ABS issued - Sequoia Choice (2)	(23,576)	2,085,622	(4.5)%	(18,019)	1,589,553	(4.5)%
ABS issued - Freddie Mac SLST (2)	(8,709)	1,023,046	(3.4)%	—	—	—%
ABS issued - Freddie Mac K-Series	(35,328)	3,559,970	(4.0)%	(5,145)	526,303	(3.9)%
Long-term debt - FHLBC	(12,311)	1,999,999	(2.5)%	(11,080)	1,999,999	(2.2)%
Long-term debt - other	(8,989)	602,434	(6.0)%	(11,704)	770,730	(6.1)%
Total interest expense	(116,604)	12,086,779	(3.9)%	(64,351)	7,009,460	(3.7)%
Net Interest Income	$33,513			$35,046

	Nine Months Ended September 30,
	2019			2018
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$30,056	$886,902	4.5%	$39,399	$1,174,174	4.5%
Residential loans - HFI at Redwood (2)	71,089	2,368,340	4.0%	70,643	2,350,322	4.0%
Residential loans - HFI at Legacy Sequoia (2)	13,916	466,580	4.0%	14,998	593,382	3.4%
Residential loans - HFI at Sequoia Choice (2)	80,026	2,227,573	4.8%	43,970	1,234,897	4.7%
Residential loans - HFI at Freddie Mac SLST (2)	35,221	1,238,334	3.8%	—	—	—%
Business purpose residential loans	12,231	219,132	7.4%	1,445	21,967	8.8%
Multifamily loans - HFI at Freddie Mac K-Series	94,134	3,191,093	3.9%	5,578	190,670	3.9%
Trading securities	56,138	1,188,563	6.3%	52,494	989,168	7.1%
Available-for-sale securities	16,376	189,881	11.5%	26,560	319,240	11.1%
Other interest income	20,513	582,795	4.7%	3,905	205,297	2.5%
Total interest income	429,700	12,559,193	4.6%	258,992	7,079,117	4.9%
Interest Expense
Short-term debt facilities	(51,424)	1,814,088	(3.8)%	(37,238)	1,472,436	(3.4)%
Short-term debt - servicer advance financing	(9,905)	239,218	(5.5)%	—	—	—%
Short-term debt - convertible notes, net	(9,403)	200,135	(6.3)%	(3,518)	95,375	(4.9)%
ABS issued - Legacy Sequoia (2)	(11,548)	458,173	(3.4)%	(12,324)	583,588	(2.8)%
ABS issued - Sequoia Choice (2)	(68,823)	2,018,406	(4.5)%	(37,702)	1,119,373	(4.5)%
ABS issued - Freddie Mac SLST (2)	(26,014)	997,460	(3.5)%	—	—	—%
ABS issued - Freddie Mac K-Series	(90,088)	3,012,017	(4.0)%	(5,145)	177,362	(3.9)%
Long-term debt - FHLBC	(38,728)	1,999,999	(2.6)%	(28,939)	1,999,999	(1.9)%
Long-term debt - other	(26,167)	582,753	(6.0)%	(29,212)	645,681	(6.0)%
Total interest expense	(332,100)	11,322,249	(3.9)%	(154,078)	6,093,814	(3.4)%
Net Interest Income	$97,600			$104,914

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

(2)
Interest income from residential loans held-for-investment ("HFI") at Redwood exclude loans HFI at consolidated Sequoia or Freddie Mac SLST entities. Interest income from residential loans - HFI at Legacy Sequoia and the interest expense from ABS issued - Legacy Sequoia represent activity from our consolidated Legacy Sequoia entities. Interest income from residential loans - HFI at Sequoia Choice and the interest expense from ABS issued - Sequoia Choice represent activity from our consolidated Sequoia Choice entities. Interest income from residential loans - HFI at Freddie Mac SLST and the interest expense from ABS issued - Freddie Mac SLST represent activity from our consolidated Freddie Mac SLST entities.

The following table presents net interest income by segment for the three and nine months ended September 30, 2019 and 2018.
Table 5 – Net Interest Income by Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Net Interest Income by Segment
Investment Portfolio	$38,375	$38,704	$(329)	$114,076	$115,163	$(1,087)
Mortgage Banking	5,834	6,890	(1,056)	15,404	19,105	(3,701)
Corporate/Other	(10,696)	(10,548)	(148)	(31,880)	(29,354)	(2,526)
Net Interest Income	$33,513	$35,046	$(1,533)	$97,600	$104,914	$(7,314)

Additional details regarding the activities impacting net interest income at each segment are included in the “Results of Operations by Segment” section that follows.
The Corporate/Other line item in the table above primarily includes interest expense related to long-term debt not directly allocated to our segments and net interest income from consolidated Legacy Sequoia entities. Details regarding consolidated Legacy Sequoia entities are included in the "Results of Consolidated Legacy Sequoia Entities" section that follows. Net interest income from Corporate/Other for the three-month periods remained consistent while the $3 million increase in net expense from Corporate/Other for the nine-month periods was primarily due to higher convertible debt expense in 2019, relative to 2018, due to the issuance of $200 million of convertible notes in June 2018 and the repayment of $250 million of convertible notes in April 2018.
The following table presents the net interest rate spread between the yield on unsecuritized loans and securities and the debt yield of the short-term debt used in part to finance each investment type at September 30, 2019.
Table 6 – Interest Expense — Specific Borrowing Costs

September 30, 2019	Residential Loans Held-for-Sale	Single-Family Rental Loans	Residential Bridge Loans	Residential Securities
Asset yield	4.06%	5.48%	8.97%	4.06%
Short-term debt yield	3.51%	4.30%	4.54%	3.11%
Net Spread	0.55%	1.18%	4.43%	0.95%
For additional discussion on short-term debt, including information regarding margin requirements and financial covenants, see “Risks Relating to Debt Incurred under Short-Term and Long-Term Borrowing Facilities" in the Liquidity and Capital Resources section of this MD&A.

Results of Operations by Segment
We report on our business using two distinct segments: Investment Portfolio and Mortgage Banking. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For additional information on our segments, refer to Note 24 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following table presents the segment contribution from our two segments, reconciled to our consolidated net income, for the three and nine months ended September 30, 2019 and 2018.
Table 7 – Segment Results Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Segment Contribution from:
Investment Portfolio	$55,018	$54,380	$638	$166,023	$147,663	$18,360
Mortgage Banking	3,393	9,465	(6,072)	22,456	39,075	(16,619)
Corporate/Other	(24,101)	(22,924)	(1,177)	(68,439)	(66,225)	(2,214)
Net Income	$34,310	$40,921	$(6,611)	$120,040	$120,513	$(473)
The following sections provide a detailed discussion of the results of operations at each of our two business segments for the three and nine months ended September 30, 2019 and 2018.
The increase in net expense from Corporate/Other for the three- and nine-month periods was primarily due to higher convertible debt expense in 2019, relative to 2018, as discussed in the previous section. Operating expenses for the three and nine months ended September 30, 2019 also included $2 million of transaction costs related to the acquisition of CoreVest in October 2019. For the nine-month periods, the increase in net expense from Corporate/Other was partially offset by a $2 million gain associated with the re-measurement of our initial minority investment and purchase option in 5 Arches.
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
The following table presents the components of segment contribution for the Investment Portfolio segment for the three and nine months ended September 30, 2019 and 2018.
Table 8 – Investment Portfolio Segment Contribution

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Interest income	$132,894	$79,556	$53,338	$380,394	$202,882	$177,512
Interest expense	(94,519)	(40,852)	(53,667)	(266,318)	(87,719)	(178,599)
Net interest income	38,375	38,704	(329)	114,076	115,163	(1,087)
Non-interest income
Investment fair value changes, net	11,896	10,566	1,330	35,749	13,756	21,993
Other income, net	2,313	3,334	(1,021)	6,408	8,774	(2,366)
Realized gains, net	4,714	7,275	(2,561)	18,227	21,352	(3,125)
Total non-interest income, net	18,923	21,175	(2,252)	60,384	43,882	16,502
Direct operating expenses	(2,191)	(2,659)	468	(7,110)	(6,524)	(586)
Segment contribution before income taxes	55,107	57,220	(2,113)	167,350	152,521	14,829
Provision for income taxes	(89)	(2,840)	2,751	(1,327)	(4,858)	3,531
Total Segment Contribution	$55,018	$54,380	$638	$166,023	$147,663	$18,360

The following table presents our primary portfolios of investment assets in our Investment Portfolio segment at September 30, 2019 and December 31, 2018.
Table 9 – Investment Portfolio

(In Thousands)	September 30, 2019	December 31, 2018	Change
Residential loans held-for-investment at Redwood	$2,267,218	$2,383,932	$(116,714)
Residential bridge loans held-for-investment	206,890	112,798	94,092
Single-family rental loans held-for-investment	18,711	—	18,711
Residential securities	816,057	1,023,415	(207,358)
Multifamily securities	469,369	429,079	40,290
Securities retained from consolidated Sequoia Choice entities (1)	257,205	194,372	62,833
Securities issued by consolidated Freddie Mac SLST entities (2)	453,750	228,921	224,829
Securities issued by consolidated Freddie Mac K-Series entities (3)	214,045	125,523	88,522
Other investments	346,136	427,764	(81,628)
Other assets	371,918	270,356	101,562
Economic Assets at Investment Portfolio	$5,421,299	$5,196,160	$225,139

(1)
Our investment in the consolidated Sequoia Choice entities at September 30, 2019 and December 31, 2018 represents $2.62 billion and $2.08 billion of loans, respectively, offset by $2.36 billion and $1.89 billion of ABS issued, respectively.

(2)
Our investment in the consolidated Freddie Mac SLST entities at September 30, 2019 and December 31, 2018 represents $2.44 billion and $1.22 billion of loans, respectively, offset by $1.99 billion and $0.99 billion of ABS issued, respectively.

(3)
Our investment in the consolidated Freddie Mac K-Series entities at September 30, 2019 and December 31, 2018 represents $3.79 billion and $2.14 billion of loans, respectively, offset by $3.58 billion and $2.02 billion of ABS issued, respectively.

Overview
During 2019, we have focused on optimizing our investment portfolio by selling assets that had appreciated in value with lower current yields, optimizing financing of assets in our portfolio, and redeploying capital into higher-yielding opportunities. During the first nine months of 2019, we deployed $451 million of capital towards new residential and multifamily investments, including into residential re-performing loan securities, and we generated $230 million of capital from asset sales and $164 million of capital through new and incremental financing. As a result of capital optimization activities, we ended the third quarter with approximately $590 million of capital available for investment. A higher balance of average undeployed capital during the third quarter dampened the growth in net interest income, while continued spread tightening during the quarter resulted in positive investment fair value changes.
In October 2019, we completed our acquisition of CoreVest, which included an operating platform and approximately $900 million of business purpose loans and securities, a significant portion of which we will hold for investment in our investment portfolio. The deployment of capital into these assets, along with capital we expect to deploy into additional assets created by our expanded business purpose mortgage banking platform, should meaningfully increase the sustainable earnings potential of this segment. Credit fundamentals in our investment portfolio remain strong, benefiting from continued stability in the general economy and in housing.

Net Interest Income
Net interest income from our Investment Portfolio primarily includes interest income from our securities and residential loans held-for-investment, as well as the associated interest expense from short-term debt, FHLBC borrowings, and ABS issued. The following table presents the components of net interest income for our Investment Portfolio segment by investment type for the three and nine months ended September 30, 2019 and 2018.
Table 10 - Net Interest Income ("NII") from Investment Portfolio

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Net interest income from:
Residential securities	$12,200	$19,114	$(6,914)	$39,657	$58,030	$(18,373)
Multifamily securities	732	1,775	(1,043)	3,706	5,526	(1,820)
HFI residential and single-family rental loans at Redwood	10,558	12,247	(1,689)	32,421	41,704	(9,283)
HFI residential loans at Sequoia Choice	3,979	2,881	1,098	11,203	6,268	4,935
HFI residential bridge loans	2,363	904	1,459	5,558	904	4,654
HFI residential loans at Freddie Mac SLST	3,121	—	3,121	9,207	—	9,207
HFI multifamily loans at Freddie Mac K-Series	1,501	433	1,068	4,046	433	3,613
Other interest income	3,921	1,350	2,571	8,278	2,298	5,980
NII from Investment Portfolio	$38,375	$38,704	$(329)	$114,076	$115,163	$(1,087)

Supplemental information:
Hedge interest income (expense), net	$(999)	$561	$(1,560)	$3,139	$(2,297)	$5,436

The decrease in net interest income from our Investment Portfolio segment for the three- and nine-month periods was primarily due to higher interest expense on our variable-rate borrowings resulting from rising benchmark interest rates over the first half of 2019. This decrease was partially offset by increased interest income from additional portfolio investments that we made during the past year.

The table above also presents supplemental information about interest income (expense) from hedges that we use to manage interest rate risk in our investment portfolio, which are a component of Investment fair value changes, net on our consolidated statements of income. On a combined basis, net interest income in our investment portfolio segment plus interest income (expense) from hedges used to manage interest rate risk in our investment portfolio decreased by $2 million and increased by $4 million in the three- and nine-month periods, respectively.
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

The following table presents the components of investment fair value changes for our Investment Portfolio segment, which is comprised of market valuation gains and losses by investment type, inclusive of fair value changes of associated risk management derivatives, for the three and nine months ended September 30, 2019 and 2018.
Table 11 - Investment Portfolio Fair Value Changes, Net by Investment Type

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Market valuation changes:
Residential loans held-for-investment at Redwood	$(9,337)	$(2,305)	$(7,032)	$(19,381)	$(4,593)	$(14,788)
Single-family rental loans held-for-investment	22	—	22	22	—	22
Residential bridge loans held-for-investment	(742)	52	(794)	(1,363)	52	(1,415)
Net investments in Sequoia Choice entities (1)	2,722	(942)	3,664	8,866	44	8,822
Net investments in Freddie Mac SLST entities (1)	17,300	—	17,300	31,702	—	31,702
Net investments in Freddie Mac K-Series entities (1)	7,445	511	6,934	13,810	511	13,299
Residential trading securities	(4,763)	8,086	(12,849)	(8,930)	9,232	(18,162)
Multifamily trading securities	653	4,762	(4,109)	7,628	11,371	(3,743)
Servicer advance investments	1,585	—	1,585	3,025	—	3,025
Excess MSRs	(1,635)	—	(1,635)	(2,137)	—	(2,137)
Shared home appreciation options	29	—	29	29	—	29
REO	(331)	—	(331)	(470)	—	(470)
Hedge interest income (expense), net	(999)	561	(1,560)	3,139	(2,298)	5,437
Other valuation changes	(53)	(159)	106	(191)	(563)	372
Investment Fair Value Changes, Net	$11,896	$10,566	$1,330	$35,749	$13,756	$21,993

(1)
Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (senior and subordinate securities) at the consolidated VIEs.

During the three and nine months ended September 30, 2019, the positive investment fair value changes were primarily driven by tightening credit spreads in several parts of our portfolio. For our residential loans held-for-investment at Redwood and certain securities with premiums, including IO securities, our basis in these investments declined due to reductions in principal or notional underlying principal balances, which resulted in negative fair value changes.

Other Income, net
The following table presents the components of Other income, net for our investment portfolio for the three and nine months ended September 30, 2019 and 2018.
Table 12 – Other Income, Net from Investment Portfolio

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
MSR income, net	$431	$1,967	$2,342	$4,797
Risk share income	905	907	2,351	2,706
FHLBC capital stock dividend	541	460	1,623	1,271
Equity investment income	560	—	464	—
Other	(124)	—	(372)	—
Other Income, Net from Investment Portfolio	$2,313	$3,334	$6,408	$8,774
Realized Gains, net
During the three and nine months ended September 30, 2019, we realized gains of $5 million and $18 million, respectively, primarily from the sale of $15 million and $82 million of AFS securities, respectively, and the call of a seasoned Sequoia securitization during the first quarter. During the three and nine months ended September 30, 2018, we realized gains of $7 million and $21 million, respectively, primarily from the sale of $26 million and $118 million of AFS securities, respectively.
Direct Operating Expenses and Provision for Income Taxes
Operating expenses at our Investment Portfolio segment decreased for the three-month periods due to lower variable compensation commensurate with lower earnings quarter-over-quarter, as well as lower loan administration fees resulting from our acquisition of 5 Arches in 2019. The increase in operating expenses at our Investment Portfolio segment for the nine-month periods was primarily related to additional personnel added in 2018 to support our new business initiatives.
The provision for income taxes at our Investment Portfolio segment primarily results from GAAP income earned at our TRS from MSRs and certain securities. For the three- and nine-month periods, the decrease in the tax provision primarily resulted from decreased GAAP income at our TRS in this segment.
Residential Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of residential loans held-for-investment at Redwood during the three and nine months ended September 30, 2019.
Table 13 – Residential Loans Held-for-Investment at Redwood - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2019	September 30, 2019
Fair value at beginning of period	$2,386,883	$2,383,932
Acquisitions	—	39,269
Sales	(6,641)	(9,421)
Transfers between portfolios (1)	8,431	68,825
Principal repayments	(129,122)	(286,710)
Changes in fair value, net	7,667	71,323
Fair Value at End of Period	$2,267,218	$2,267,218

(1)	Represents the net transfers of loans into our Investment Portfolio segment from our Mortgage Banking segment and their reclassification from held-for-sale to held-for-investment.

The increase in fair value of our loans during the three- and nine-month periods was primarily due to a decline in benchmark interest rates. As our loans held-for-investment are generally fixed-rate and sensitive to changes in interest rates, we utilize various interest rate derivatives to hedge our interest rate risk for these investments. As a result of declining interest rates during the three and nine months ended September 30, 2019, interest rate derivatives associated with these investments decreased in value by $17 million and $86 million, respectively.
At September 30, 2019, $2.27 billion of residential loans were held by our FHLB-member subsidiary and financed with $1.94 billion of borrowings from the FHLBC. In connection with these borrowings, our FHLB-member subsidiary is required to hold $43 million of FHLB stock.
At September 30, 2019, the weighted average maturity of these FHLB borrowings was approximately six years and they had a weighted average cost of 2.31% per annum. While the interest costs on these borrowings is variable and resets every 13 weeks, we utilize various interest rate derivative instruments to hedge our interest rate risk in this portfolio.
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
The following table presents the unpaid principal balances for residential real estate loans held-for-investment at fair value by product type at September 30, 2019.
Table 14 – Characteristics of Residential Real Estate Loans Held-for-Investment at Redwood

September 30, 2019
(Dollars in Thousands)	Principal Balance	Weighted Average Coupon
Fixed - 30 year	$1,888,486	4.16%
Fixed - 15, 20, & 25 year	56,113	3.70%
Hybrid	251,067	4.19%
Total Outstanding Principal	$2,195,666
The outstanding residential loans held-for-investment at Redwood at September 30, 2019 were prime-quality, first lien loans, of which 96% were originated between 2013 and 2019 and 4% were originated in 2012 and prior years. The weighted average FICO score of borrowers backing these loans was 768 (at origination) and the weighted average loan-to-value ("LTV") ratio was 66% (at origination). At September 30, 2019, one of these loans with an aggregate fair value of $0.5 million was greater than 90 days delinquent and one of these loans with an aggregate fair value of $0.5 million was in foreclosure.

Residential Bridge Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of residential bridge loans held-for-investment at Redwood during the three and nine months ended September 30, 2019.
Table 15 – Residential Bridge Loans Held-for-Investment at Redwood - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2019	September 30, 2019
Fair value at beginning of period	$159,353	$112,798
Originations	90,583	218,770
Acquisitions	—	10,295
Sales	(3,308)	(46,857)
Transfers to REO	—	(4,995)
Principal repayments	(40,006)	(83,866)
Changes in fair value, net	268	745
Fair Value at End of Period	$206,890	$206,890
Our $207 million of residential bridge loans held-for-investment at September 30, 2019 were comprised of first-lien, fixed-rate, interest-only loans with a weighted average coupon of 8.90% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 693 and the weighted average LTV ratio of these loans was 70%. At September 30, 2019, of the 392 loans in this portfolio, nine loans with an aggregate fair value of $6 million were greater than 90 days delinquent and eight of these loans with an aggregate fair value of $5 million were in foreclosure.
At September 30, 2019, we had $139 million of warehouse debt outstanding to fund our residential bridge loans held-for-investment. The weighted average cost of the borrowings outstanding under these facilities during the third quarter of 2019 was 5.07% per annum. Our residential bridge loan warehouse capacity totaled $330 million across four separate counterparties.

Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type in our Investment Portfolio segment for the three and nine months ended September 30, 2019.
Table 16 – Real Estate Securities Activity by Collateral Type

Three Months Ended September 30, 2019	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$215,198	$229,336	$505,030	$527,922	$1,477,486
Transfers	—	—	—	—	—
Acquisitions
Sequoia securities	1,228	—	1,070	—	2,298
Third-party securities	14,372	9,352	25,772	16,373	65,869
Sales
Sequoia securities	—	(9,208)	—	—	(9,208)
Third-party securities	(29,881)	(44,042)	(100,401)	(75,803)	(250,127)
Gains on sales and calls, net	2,570	—	2,144	—	4,714
Effect of principal payments (1)	(8,579)	(1,203)	(2,164)	(10,340)	(22,286)
Change in fair value, net	(11,817)	4,934	12,346	11,217	16,680
Ending Fair Value (2)	$183,091	$189,169	$443,797	$469,369	$1,285,426

Nine Months Ended September 30, 2019	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$246,285	$218,147	$558,983	$429,079	$1,452,494
Transfers	—	—	—	(4,951)	(4,951)
Acquisitions
Sequoia securities	4,736	—	3,024	—	7,760
Third-party securities	45,063	70,169	70,209	124,398	309,839
Sales
Sequoia securities	—	(31,325)	(4,727)	—	(36,052)
Third-party securities	(68,661)	(77,142)	(215,680)	(103,017)	(464,500)
Gains on sales and calls, net	8,319	3,059	6,849	—	18,227
Effect of principal payments (1)	(21,423)	(9,596)	(13,110)	(15,492)	(59,621)
Change in fair value, net	(31,228)	15,857	38,249	39,352	62,230
Ending Fair Value (2)	$183,091	$189,169	$443,797	$469,369	$1,285,426

(1)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

(2)
At September 30, 2019, excludes $257 million of securities retained from our consolidated Sequoia Choice securitizations as well as $454 million and $214 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively. For additional details on our Choice, Freddie Mac SLST, and multifamily loans, see the subsections titled "Residential Loans Held-for-Investment at Sequoia Choice Portfolio," "Residential Loans Held-for-Investment at Freddie Mac SLST Portfolio," and "Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio" that follow.

During the three and nine months ended September 30, 2019, we sold $259 million and $501 million, respectively, of mostly lower-yielding securities as part of our ongoing portfolio optimization activities.
At September 30, 2019, our securities consisted of fixed-rate assets (83%), adjustable-rate assets (12%), hybrid assets that reset within the next year (4%), and hybrid assets that reset between 12 and 36 months (1%). For the portions of our securities portfolio that are sensitive to changes in interest rates, we seek to minimize this interest rate risk by using various derivative instruments.

We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our residential securities that were financed with repurchase debt at September 30, 2019.
Table 17 – Real Estate Securities Financed with Repurchase Debt

September 30, 2019	Real Estate Securities (1)	Repurchase Debt	Allocated Capital	Weighted Average Price(2)	Financing Haircut(3)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Senior	$83,954	$(76,653)	$7,301	$101	8%
Mezzanine (4)	289,178	(249,412)	39,766	104	14%
Re-performing	416,111	(315,029)	101,082	91	24%
Total Residential Securities	789,243	(641,094)	148,149	97	19%
Multifamily Securities (5)	653,432	(516,552)	136,880	88	21%
Total	$1,442,675	$(1,157,646)	$285,029

(1)	Amounts represent carrying value of securities, which are held at GAAP fair value.

(2)	GAAP fair value per $100 of principal.

(3)	Allocated capital divided by GAAP fair value.

(4)	Includes $113 million and $385 million of securities retained from our consolidated Sequoia Choice and Freddie Mac SLST securitizations, respectively, which we consolidate in accordance with GAAP.

(5)	Includes $209 million of securities we owned that were issued by Freddie Mac K-Series securitizations, which we consolidate in accordance with GAAP.
At September 30, 2019, we had short-term debt incurred through repurchase facilities of $1.16 billion, which was secured by $1.44 billion of real estate securities. The remaining $768 million of our securities, including certain securities we own that were issued by consolidated Sequoia Choice and Freddie Mac K-Series securitization entities, were financed with capital. Our repo borrowings were made under facilities with nine different counterparties, and the weighted average cost of funds for these facilities during the third quarter of 2019 was approximately 3.37% per annum.
At September 30, 2019, the credit performance on the securities we financed through repurchase facilities generally continued to perform in line with, or better than our expectations. In addition to the allocated capital listed in the table above that directly supports our repurchase facilities (the "financing haircut”), we continue to hold a designated amount of supplemental risk capital available for potential margin calls or future obligations relating to these facilities.
The majority of the $84 million of senior securities noted in the table above are supported by residential loans originated in 2018 and 2019. The $289 million of mezzanine securities financed through repurchase facilities at September 30, 2019 primarily carry investment grade credit ratings and are supported by residential loans originated between 2013 and 2019. The majority of the loans underlying these securities have experienced minimal delinquencies to date. The $653 million of multifamily securities financed through repurchase facilities at September 30, 2019 primarily carry investment grade credit ratings with 7%-8% of structural credit enhancement.
The following table presents our real estate securities at September 30, 2019 and December 31, 2018, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, mezzanine, and subordinate). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 18 – Real Estate Securities by Vintage and Type

September 30, 2019	Sequoia 2012-2019	Third Party 2013-2019	Agency CRT 2016-2019	Third Party <=2008	Total Residential Securities	Multifamily 2016-2019	Total Real Estate Securities
(In Thousands)
Senior (1)	$41,826	$107,803	$—	$33,462	$183,091	$—	$183,091
Mezzanine (2)	69,349	119,820	—	—	189,169	469,369	658,538
Subordinate (1)	137,084	153,345	140,881	12,487	443,797	—	443,797
Total Securities (3)	$248,259	$380,968	$140,881	$45,949	$816,057	$469,369	$1,285,426

December 31, 2018	Sequoia 2012-2018	Third Party 2013-2018	Agency CRT 2013-2018	Third Party <=2008	Total Residential Securities	Multifamily 2015-2018	Total Real Estate Securities
(In Thousands)
Senior (1)	$61,179	$96,069	$—	$89,037	$246,285	$—	$246,285
Mezzanine (2)	99,977	118,170	—	—	218,147	429,079	647,226
Subordinate (1)	130,271	135,826	276,894	15,992	558,983	—	558,983
Total Securities (3)	$291,427	$350,065	$276,894	$105,029	$1,023,415	$429,079	$1,452,494

(1)
At September 30, 2019 and December 31, 2018, senior Sequoia and third-party securities included $58 million and $82 million of IO securities, respectively. At September 30, 2019 and December 31, 2018, subordinate third-party securities included $13 million and $12 million of IO securities, respectively. Our interest-only securities included $29 million and $43 million of A-IO-S securities at September 30, 2019 and December 31, 2018, respectively, that we retained from certain of our Sequoia securitizations. These securities represent certificated servicing strips and therefore may be negatively impacted by the operating and funding costs related to servicing the associated securitized mortgage loans.

(2)	Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

(3)
At September 30, 2019, excluded $257 million, $454 million, and $214 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, and Freddie Mac K-Series securitizations, respectively. At December 31, 2018, excluded $194 million, $229 million, and $126 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, and Freddie Mac K-Series securitizations, respectively. For GAAP purposes we consolidated $8.85 billion of residential loans and $7.93 billion of non-recourse ABS debt associated with these retained securities.

The following tables present the components of the interest income we earned on AFS securities for the three and nine months ended September 30, 2019 and 2018.
Table 19 – Interest Income — AFS Securities

Three Months Ended September 30, 2019					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$417	$813	$1,230	$23,539	7.09%	13.83%	20.92%
Mezzanine	106	25	131	10,988	3.86%	0.90%	4.76%
Subordinate	2,813	996	3,809	140,003	8.04%	2.85%	10.89%
Total AFS Securities	$3,336	$1,834	$5,170	$174,530	7.65%	4.20%	11.85%

Three Months Ended September 30, 2018					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$1,514	$1,977	$3,491	$101,226	5.98%	7.81%	13.79%
Mezzanine	353	150	503	33,817	4.18%	1.77%	5.95%
Subordinate	2,913	1,196	4,109	146,776	7.94%	3.26%	11.20%
Total AFS Securities	$4,780	$3,323	$8,103	$281,819	6.78%	4.72%	11.50%

Nine Months Ended September 30, 2019					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$1,793	$2,571	$4,364	$33,303	7.18%	10.29%	17.47%
Mezzanine	556	224	780	18,503	4.01%	1.61%	5.62%
Subordinate	8,204	3,028	11,232	138,075	7.92%	2.92%	10.84%
Total AFS Securities	$10,553	$5,823	$16,376	$189,881	7.41%	4.09%	11.50%

Nine Months Ended September 30, 2018					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$5,081	$6,648	$11,729	$116,274	5.83%	7.62%	13.45%
Mezzanine	1,651	692	2,343	52,149	4.22%	1.77%	5.99%
Subordinate	8,597	3,891	12,488	150,817	7.60%	3.44%	11.04%
Total AFS Securities	$15,329	$11,231	$26,560	$319,240	6.40%	4.69%	11.09%
Residential Loans Held-for-Investment at Sequoia Choice Portfolio

As of September 30, 2019, we had issued nine securitizations primarily comprised of expanded-prime Choice loans that we consolidate for financial reporting purposes in accordance with GAAP. These entities are independent of Redwood and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Sequoia Choice entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At September 30, 2019, our economic investment in the consolidated Sequoia Choice entities had an estimated fair value of $259 million. The securities retained from our consolidated Sequoia Choice entities included senior and subordinate securities of $13 million and $244 million, respectively, at September 30, 2019.
The following tables present the statements of income for the three and nine months ended September 30, 2019 and 2018 and the balance sheets of the consolidated Sequoia Choice entities at September 30, 2019 and December 31, 2018. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 20 – Consolidated Sequoia Choice Entities Statements of Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Interest income	$27,555	$20,900	$6,655	$80,046	$43,970	$36,076
Interest expense	(23,576)	(18,019)	(5,557)	(68,823)	(37,702)	(31,121)
Net interest income	3,979	2,881	1,098	11,223	6,268	4,955
Investment fair value changes, net	2,722	(943)	3,665	8,866	44	8,822
Net Income from Consolidated Sequoia Choice Entities	$6,701	$1,938	$4,763	$20,089	$6,312	$13,777
Table 21 – Consolidated Sequoia Choice Entities Balance Sheets

(In Thousands)	September 30, 2019	December 31, 2018
Residential loans, held-for-investment, at fair value	$2,618,316	$2,079,382
Other assets	10,821	10,010
Total Assets	$2,629,137	$2,089,392
Other liabilities	$8,964	$8,202
Asset-backed securities issued, at fair value	2,361,111	1,885,010
Total liabilities	2,370,075	1,893,212
Equity (fair value of Redwood's retained investments in entities)	259,062	196,180
Total Liabilities and Equity	$2,629,137	$2,089,392

The following table presents residential loan activity at the consolidated Sequoia Choice entities for the three and nine months ended September 30, 2019.
Table 22 – Residential Loans Held-for-Investment at Sequoia Choice - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2019	September 30, 2019
Balance at beginning of period	$2,147,356	$2,079,382
New securitization issuance	727,088	1,076,671
Principal repayments	(245,099)	(542,577)
Changes in fair value, net	(11,029)	4,840
Balance at End of Period	$2,618,316	$2,618,316
The outstanding loans held-for-investment at our Sequoia Choice entities at September 30, 2019 were primarily comprised of prime-quality, first-lien, 30-year, fixed-rate loans originated in 2017 or 2018. The gross weighted average coupon of these loans was 4.74%, the weighted average FICO score of borrowers backing these loans was 745 (at origination) and the weighted average original LTV ratio was 75% (at origination). At September 30, 2019, six of these loans with an aggregate unpaid principal balance of $4 million were greater than 90 days delinquent and one of these loans with an unpaid principal balance of $1 million was in foreclosure. At December 31, 2018, three of these loans with an aggregate unpaid principal balance of $2 million were greater than 90 days delinquent and none of these loans were in foreclosure.
Residential Loans Held-for-Investment at Freddie Mac SLST Portfolio

Beginning in the fourth quarter of 2018, we invested in certain subordinate securities backed by a pool of seasoned re-performing and, to a lesser extent, non-performing residential mortgage loans that were issued by certain Freddie Mac SLST securitization entities and we were required to consolidate these entities for financial reporting purposes in accordance with GAAP. These entities are independent of Redwood and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Freddie Mac SLST entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At September 30, 2019, our economic investment in the consolidated Freddie Mac SLST entities had an estimated fair value of $456 million, and was comprised of subordinate securities.
The following tables present the statements of income for the three and nine months ended September 30, 2019 and 2018 and the balance sheets of the consolidated Freddie Mac SLST entities at September 30, 2019 and December 31, 2018. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 23 – Consolidated Freddie Mac SLST Entities Statements of Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Interest income	$11,830	$—	$11,830	$35,221	$—	$35,221
Interest expense	(8,709)	—	(8,709)	(26,014)	—	(26,014)
Net interest income	3,121	—	3,121	9,207	—	9,207
Investment fair value changes, net	17,300	—	17,300	31,702	—	31,702
Net Income from Consolidated Freddie Mac SLST Entities	$20,421	$—	$20,421	$40,909	$—	$40,909

Table 24 – Consolidated Freddie Mac SLST Entities Balance Sheets

(In Thousands)	September 30, 2019	December 31, 2018
Residential loans, held-for-investment, at fair value	$2,441,223	$1,222,669
Other assets	7,299	3,926
Total Assets	$2,448,522	$1,226,595
Other liabilities	$5,498	$2,907
Asset-backed securities issued, at fair value	1,987,473	993,748
Total liabilities	1,992,971	996,655
Equity (fair value of Redwood's investments in entities)	455,551	229,940
Total Liabilities and Equity	$2,448,522	$1,226,595
The following table presents residential loan activity at the consolidated Freddie Mac SLST entities for the three and nine months ended September 30, 2019.
Table 25 – Residential Loans Held-for-Investment at Freddie Mac SLST - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2019	September 30, 2019
Balance at beginning of period	$1,235,089	$1,222,669
Consolidation of residential loans held in securitization trusts	1,190,995	1,190,995
Principal repayments	(24,559)	(67,144)
Transfers to REO	(84)	(84)
Changes in fair value, net	39,782	94,787
Balance at End of Period	$2,441,223	$2,441,223
The outstanding re-performing and non-performing residential loans held-for-investment at the Freddie Mac SLST entities at September 30, 2019 were first-lien, fixed- or step-rate loans that have been modified. At securitization, the weighted average FICO score of borrowers backing these loans was 599 and the weighted average LTV ratio of these loans was 68%. At September 30, 2019, 288 of these loans with an aggregate unpaid principal balance of $75 million were greater than 90 days delinquent and 150 of these loans with an aggregate unpaid principal balance of $24 million were in foreclosure. At December 31, 2018, 306 of these loans with an aggregate unpaid principal balance of $51 million were greater than 90 days delinquent and none of these loans were in foreclosure. Due to the credit profile of re-performing and non-performing loans, our investment in the subordinate securities issued by the Freddie Mac SLST entities was made based on an expectation of defaults and credit losses that will occur on the underlying pool of residential mortgage loans, which was reflected in our purchase price yield. At September 30, 2019, delinquencies and credit losses in the portfolio remain in line with our expectations.
Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio

Beginning in the second half of 2018, we invested in certain subordinate securities issued by Freddie Mac K-Series securitization entities and were required to consolidate these entities for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Freddie Mac K-Series entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At September 30, 2019, our economic investment in the consolidated Freddie Mac K-Series entities had an estimated fair value of $215 million, and was comprised of subordinate securities.

The following tables present the statements of income for the three and nine months ended September 30, 2019 and 2018 and the balance sheets of the consolidated Freddie Mac K-Series entities at September 30, 2019 and December 31, 2018. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements and are included in our Investment Portfolio segment.
Table 26 – Consolidated Freddie Mac K-Series Entities Statements of Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Interest income	$36,829	$5,578	$31,251	$94,134	$5,578	$88,556
Interest expense	(35,328)	(5,145)	(30,183)	(90,088)	(5,145)	(84,943)
Net interest income	1,501	433	1,068	4,046	433	3,613
Investment fair value changes, net	7,445	511	6,934	13,810	511	13,299
Net Income from Consolidated Freddie Mac K-Series Entities	$8,946	$944	$8,002	$17,856	$944	$16,912
Table 27 – Consolidated Freddie Mac K-Series Entities Balance Sheets

(In Thousands)	September 30, 2019	December 31, 2018
Multifamily loans, held-for-investment, at fair value	$3,791,622	$2,144,598
Other assets	11,300	6,595
Total Assets	$3,802,922	$2,151,193
Other liabilities	$10,805	$6,239
Asset-backed securities issued, at fair value	3,577,577	2,019,075
Total liabilities	3,588,382	2,025,314
Equity (fair value of Redwood's retained investments in entities)	214,540	125,879
Total Liabilities and Equity	$3,802,922	$2,151,193
The following table presents multifamily loan activity at the consolidated Freddie Mac K-Series entities for the three and nine months ended September 30, 2019.
Table 28 – Multifamily Loans Held-for-Investment at Freddie Mac K-Series - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2019	September 30, 2019
Balance at beginning of period	$3,749,657	$2,144,598
Consolidation of multifamily loans held in securitization trusts	—	1,481,554
Principal repayments	(5,388)	(12,904)
Changes in fair value, net	47,353	178,374
Balance at End of Period	$3,791,622	$3,791,622
The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entities at September 30, 2019 were first lien, fixed-rate loans that were primarily originated between 2015 and 2017 and had original loan terms of seven to ten years and an original weighted average LTV ratio of 69%. At September 30, 2019, the weighted average coupon of these loans was 4.19% and the weighted average loan term was six years. At both September 30, 2019 and December 31, 2018, none of these loans were greater than 90 days delinquent or in foreclosure.

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
The following table provides the activity for MSRs for the three and nine months ended September 30, 2019.
Table 29 – MSR Activity

(In Thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Balance at beginning of period	$47,396	$60,281
Additions
MSRs retained from third-party loan sales	—	868
Sales	(69)	(69)
Market valuation adjustments	(7,490)	(21,243)
Balance at End of Period	$39,837	$39,837
The following table presents characteristics of our MSR investments and their associated loans at September 30, 2019.
Table 30 – Characteristics of MSR Investments Portfolio

(Dollars in Thousands)	September 30, 2019
Unpaid principal balance	$4,610,339
Fair value of MSRs	$39,837
MSR values as percent of unpaid principal balance	0.86%
Gross cash yield (1)	0.32%
Number of loans	7,199
Average loan size	$640
Average coupon	3.98%
Average loan age (months)	61
Average original loan-to-value	67%
Average original FICO score	770
60+ day delinquencies	0.15%

(1)
Gross cash yield is calculated by dividing the annualized quarterly gross servicing fees we received for the three months ended September 30, 2019, by the weighted average notional balance of loans associated with MSRs we owned during that period.

At September 30, 2019, nearly all of our MSRs were comprised of base MSRs and within this portfolio we did not own any portion of a servicing right related to any loan where we did not own the entire servicing right. At both September 30, 2019 and December 31, 2018, we had $1 million of servicer advances outstanding related to our MSRs, which are presented in Other assets on our consolidated balance sheets.

Servicing Investments
In 2018, we invested in servicer advances and excess MSRs associated with legacy RMBS (See Note 10 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional detail). At September 30, 2019, our servicer advance investments and excess MSRs associated with this investment had a carrying value of $223 million and $16 million, respectively. The following table presents characteristics of the residential mortgage loans underlying these investments at September 30, 2019.
Table 31 – Characteristics of Servicing Investments

(Dollars in Thousands)	September 30, 2019
Unpaid principal balance	$8,381,331
Number of loans	42,671
Average loan size	$196
Average coupon	5.21%
Average loan age (months)	169
Average original loan-to-value	74%
Average original FICO score	696
60+ day delinquencies (1)	9.17%

(1)	Includes unpaid principal balance of $501 million, or 6% of total portfolio, of loans in foreclosure or transferred to REO.
Mortgage Banking Segment
Our Mortgage Banking segment includes activity from both our residential and business purpose mortgage banking operations. Our business purpose mortgage banking operations includes activity from our wholly-owned subsidiary 5 Arches and our inventory of held-for-sale single-family rental loans. The following table presents the components of segment contribution for the Mortgage Banking segment for the three and nine months ended September 30, 2019 and 2018.
Table 32 – Mortgage Banking Segment Contribution

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Interest income	$12,491	$14,427	$(1,936)	$34,220	$40,408	$(6,188)
Interest expense	(6,657)	(7,537)	880	(18,816)	(21,303)	2,487
Net interest income	5,834	6,890	(1,056)	15,404	19,105	(3,701)
Mortgage banking activities, net (1)	9,515	11,224	(1,709)	40,984	48,396	(7,412)
Other income (expense), net (2)	(252)	—	(252)	(575)	—	(575)
Direct operating expenses (3)	(11,907)	(6,570)	(5,337)	(31,582)	(20,941)	(10,641)
Segment contribution before income taxes	3,190	11,544	(8,354)	24,231	46,560	(22,329)
Provision for income taxes	203	(2,079)	2,282	(1,775)	(7,485)	5,710
Segment Contribution	$3,393	$9,465	$(6,072)	$22,456	$39,075	$(16,619)

(1)
Mortgage banking activities, net includes $5 million and $4 million from our residential mortgage banking and business purpose mortgage banking operations, respectively, for the three months ended September 30, 2019. Mortgage banking activities, net includes $31 million and $10 million from our residential mortgage banking and business purpose mortgage banking operations, respectively, for the nine months ended September 30, 2019.

(2)
Other income (expense), net for our business purpose mortgage banking operations includes intangible asset amortization expense of $2 million and $4 million for the three and nine months ended September 30, 2019, respectively, related to our acquisition of 5 Arches.

(3)
Direct operating expenses includes $6 million from both our residential mortgage banking and business purpose mortgage banking operations for the three months ended September 30, 2019. Direct operating expenses includes $17 million and $14 million from our residential mortgage banking and business purpose mortgage banking operations, respectively, for the nine months ended September 30, 2019.

The following tables provide the activity of unsecuritized residential loans during the three and nine months ended September 30, 2019 and 2018.
Table 33 – Residential Loans Held-for-Sale — Activity

	Three Months Ended September 30,
	2019			2018
(In Thousands)	Select	Choice	Total	Select	Choice	Total
Balance at beginning of period	$514,785	$541,502	$1,056,287	$680,816	$423,844	$1,104,660
Acquisitions	813,970	668,816	1,482,786	1,169,130	634,995	1,804,125
Sales	(648,829)	(197,848)	(846,677)	(1,110,994)	(22,084)	(1,133,078)
Transfers between portfolios (1)	(8,361)	(727,088)	(735,449)	(6,426)	(889,703)	(896,129)
Principal repayments	(14,000)	(12,737)	(26,737)	(15,046)	(6,152)	(21,198)
Changes in fair value, net	(1,758)	(2,565)	(4,323)	2,117	5,947	8,064
Balance at End of Period	$655,807	$270,080	$925,887	$719,597	$146,847	$866,444

	Nine Months Ended September 30,
	2019			2018
(In Thousands)	Select	Choice	Total	Select	Choice	Total
Balance at beginning of period	$716,193	$332,608	$1,048,801	$1,101,356	$326,589	$1,427,945
Acquisitions	2,437,192	1,590,275	4,027,467	3,780,284	1,790,701	5,570,985
Sales	(2,459,766)	(472,405)	(2,932,171)	(4,101,597)	(34,370)	(4,135,967)
Transfers between portfolios (1)	4	(1,145,375)	(1,145,371)	(28,968)	(1,936,487)	(1,965,455)
Principal repayments	(40,828)	(35,735)	(76,563)	(35,654)	(17,173)	(52,827)
Changes in fair value, net	3,012	712	3,724	4,176	17,587	21,763
Balance at End of Period	$655,807	$270,080	$925,887	$719,597	$146,847	$866,444

(1)
Represents the net transfers of loans out of our Mortgage Banking segment into our Investment Portfolio segment and their reclassification from held-for-sale to held-for-investment. Includes $727 million and $1.08 billion of Choice loans securitized during the three and nine months ended September 30, 2019, respectively, and $796 million and $1.78 billion of Choice loans securitized during the three and nine months ended September 30, 2018, respectively, which were not treated as sales for GAAP purposes and continue to be reported on our consolidated balance sheets within our Investment Portfolio segment.

Overview
Segment contribution from our mortgage banking business decreased during the three- and nine-month periods, driven primarily by lower margins and lower loan purchase volumes on our residential loans as compared to the prior year. Margins for our residential mortgage banking operations were above our long-term expectations for the first half of 2019 and below our expectations for the third quarter of 2019. For the remainder of 2019, we expect residential loan volumes to remain stable and for margins to normalize in-line with our long-term expectations. For the third quarter of 2019, our business purpose mortgage banking operations generated a segment contribution close to break-even, as our volumes were somewhat impacted by the continued integration of 5 Arches. During the third quarter, we completed one Select securitization and two Choice securitizations.
During the first nine months of 2019, we purchased $4.03 billion of predominately prime residential jumbo loans, securitized $1.14 billion of jumbo Select loans that were accounted for as sales, and sold $1.79 billion of jumbo loans to third parties. Additionally, we transferred $1.08 billion of jumbo Choice loans that did not qualify for sales accounting treatment under GAAP to Sequoia securitization entities and we had net transfers of $69 million of loans to our Investment Portfolio segment that were financed with borrowings from the FHLBC. Our pipeline of residential loans identified for purchase at September 30, 2019 included $1.32 billion of jumbo loans.

During the first two months of 2019, prior to our acquisition of 5 Arches on March 1, 2019, we purchased $19 million of single-family rental loans from 5 Arches. During the period from March 1, 2019 to September 30, 2019, we funded $78 million of single-family rental loans, of which $19 million were transferred to our investment portfolio and financed with FHLB borrowings, and the remaining loans were retained in our mortgage banking segment. Going forward, we anticipate transferring the majority of our remaining 5 Arches-originated single-family rental loans to our investment portfolio and financing them at the FHLB. During the period from March 1, 2019 to September 30, 2019, we have funded $219 million of residential bridge loans, of which $47 million were sold to a third party and the remaining loans were transferred to our investment portfolio. In October 2019, 5 Arches originated an additional $162 million of business purpose loans, all of which we have retained on our balance sheet.
We utilize a combination of capital and our loan warehouse facilities to manage our inventory of loans held-for-sale. At September 30, 2019, we had $233 million of warehouse debt outstanding to fund our residential loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the third quarter of 2019 was 3.87% per annum. Jumbo loan warehouse capacity at September 30, 2019 totaled $1.43 billion across four separate counterparties, which should continue to provide sufficient liquidity to fund our mortgage banking operations in the near-term.
At September 30, 2019, we had $59 million of warehouse debt outstanding to fund our single-family rental loans held-for-sale. The weighted average cost of the borrowings outstanding under these facilities during the third quarter of 2019 was 5.07% per annum. Our single-family rental loan warehouse capacity totaled $400 million across two separate counterparties.
At September 30, 2019, residential mortgage banking had 482 loan sellers, down from 501 at the end of 2018. This included 184 jumbo sellers and 298 sellers from various FHLB districts participating in the FHLB's MPF Direct program.
Net Interest Income
Net interest income from mortgage banking is primarily comprised of interest income earned on loans from the time we purchase the loans to when we sell or securitize them, offset by interest expense incurred on short-term warehouse debt used in part to finance the loans while we hold them on our balance sheet.
The decrease in net interest income during the three- and nine-month periods was primarily due to a decrease in interest income driven by a lower average balance of residential loans held-for-sale and lower loan purchase volumes.
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
Table 34 – Components of Mortgage Banking Activities, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$6,320	$7,236	$(916)	$41,431	$8,406	$33,025
Risk management derivatives (2)	(1,710)	3,796	(5,506)	(11,608)	38,378	(49,986)
Other income, net (3)	407	313	94	1,380	1,733	(353)
Total residential mortgage banking activities, net	5,017	11,345	(6,328)	31,203	48,517	(17,314)

Business Purpose Mortgage Banking Activities, Net
Changes in fair value of:
Single-family rental loans, at fair value (1)	1,847	(121)	1,968	5,473	(121)	5,594
Risk management derivatives (2)	(1,262)	—	(1,262)	(3,779)	—	(3,779)
Residential bridge loans, at fair value	1,010	—	1,010	2,108	—	2,108
Other income, net (3)	2,903	—	2,903	5,979	—	5,979
Total business purpose mortgage banking activities, net	4,498	(121)	4,619	9,781	(121)	9,902
Mortgage Banking Activities, Net	$9,515	$11,224	$(1,709)	$40,984	$48,396	$(7,412)

(1)	Includes changes in fair value for loan purchase commitments.

(2)	Represents market valuation changes of derivatives that are used to manage risks associated with our accumulation of loans.

(3)	Includes other fee income from loan originations and acquisitions as well as the provision for repurchase expense, presented net.
The decrease in mortgage banking activities, net for the three- and nine-month periods was mostly the result of lower gross margins and lower loan purchase volumes. During the third quarter of 2019, gross margins were negatively impacted by deteriorated securitization execution driven by rate volatility that improved toward the end of the quarter.
Residential loan purchase commitments ("LPCs"), adjusted for fallout expectations, were $1.70 billion and $4.59 billion for the three and nine months ended September 30, 2019, respectively. Our gross margins for our residential loans in the third quarter of 2019, which we define as net interest income plus income from mortgage banking activities, divided by LPCs, declined during 2019 but remain within our long-term expectations.
At September 30, 2019 and December 31, 2018, we had repurchase reserves of $3 million and $4 million outstanding, respectively, related to residential loans sold through this segment. For the nine months ended September 30, 2019 and 2018, we recorded less than $0.1 million of reversal of provision for repurchases and $0.1 million of provision for repurchases, respectively, that were included in income from mortgage banking activities, net, in this segment. We review our loan repurchase reserves each quarter and adjust them as necessary based on current information available at each reporting date.

Residential Loans Held-for-Sale
The following table details outstanding principal balances for residential loans held-for-sale by product type at September 30, 2019.
Table 35 – Characteristics of Residential Loans Held-for-Sale

September 30, 2019	Principal Value	Weighted Average Coupon
(Dollars in Thousands)
First Lien Prime
Fixed - 30 year	$696,677	4.28%
Fixed - 10, 15, & 20 year	54,544	3.73%
Hybrid	152,761	4.00%
ARM	143	4.45%
Total Outstanding Principal	$904,125
Single-Family Rental Loans Held-for-Sale
The $110 million of outstanding single-family rental loans held-for-sale at September 30, 2019 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years. At September 30, 2019, the weighted average coupon of our single-family rental loans was 5.35% and the weighted average remaining loan term was six years. At origination, the weighted average LTV ratio of these loans was 68% and the weighted average debt service coverage ratio ("DSCR") was 1.36 times.

Operating Expenses and Taxes
Operating expenses for this segment primarily include costs associated with the origination, purchase and sale of residential and business purpose loans, including expenses from the 5 Arches platform we acquired in March 2019. For the three- and nine-month periods, the increase in operating expenses was primarily due to additional expenses from the consolidated 5 Arches operations.
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

Results of Consolidated Legacy Sequoia Entities

We sponsored Sequoia securitization entities prior to 2012 that are reported on our consolidated balance sheets for financial reporting purposes in accordance with GAAP. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not, respectively, owned by us or legal obligations of ours. We record the assets and liabilities of the consolidated Legacy Sequoia entities at fair value, based on the estimated fair value of the debt securities (ABS) issued from the securitizations, in accordance with GAAP provisions for collateralized financing entities. At September 30, 2019, the estimated fair value of our investments in the consolidated Legacy Sequoia entities was $10 million.

The following tables present the statements of income for the three and nine months ended September 30, 2019 and 2018 and the balance sheets of the consolidated Legacy Sequoia entities at September 30, 2019 and December 31, 2018. All amounts in the statements of income and balance sheets presented below are included in our consolidated financial statements.
Table 36 – Consolidated Legacy Sequoia Entities Statements of Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2019	2018	Change	2019	2018	Change
Interest income	$4,295	$5,174	$(879)	$13,924	$15,003	$(1,079)
Interest expense	(3,452)	(4,257)	805	(11,548)	(12,324)	776
Net interest income	843	917	(74)	2,376	2,679	(303)
Investment fair value changes, net	(407)	(248)	(159)	(904)	(976)	72
Net Income from Consolidated Legacy Sequoia Entities	$436	$669	$(233)	$1,472	$1,703	$(231)
Table 37 – Consolidated Legacy Sequoia Entities Balance Sheets

(In Thousands)	September 30, 2019	December 31, 2018
Residential loans, held-for-investment, at fair value	$429,159	$519,958
Other assets	1,319	4,911
Total Assets	$430,478	$524,869
Other liabilities	$456	$571
Asset-backed securities issued, at fair value	419,890	512,240
Total liabilities	420,346	512,811
Equity (fair value of Redwood's retained investments in entities)	10,132	12,058
Total Liabilities and Equity	$430,478	$524,869

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

Residential Loans at Consolidated Legacy Sequoia Entities
The following table provides details of residential loan activity at consolidated Legacy Sequoia entities for the three and nine months ended September 30, 2019 and 2018.
Table 38 – Residential Loans at Consolidated Legacy Sequoia Entities — Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$457,750	$592,029	$519,958	$632,817
Principal repayments	(28,390)	(41,476)	(95,869)	(113,567)
Transfers to REO	(98)	(304)	(200)	(2,139)
Changes in fair value, net	(103)	3,709	5,270	36,847
Balance at End of Period	$429,159	$553,958	$429,159	$553,958
First lien adjustable rate mortgage ("ARM") and hybrid loans comprise all of the loans in the consolidated Legacy Sequoia entities and were primarily originated in 2006 or prior. For outstanding loans at consolidated Legacy Sequoia entities at September 30, 2019, the weighted average FICO score of borrowers backing these loans was 727 (at origination) and the weighted average original LTV ratio was 66% (at origination). At September 30, 2019 and December 31, 2018, the aggregate unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $13 million and $14 million, respectively, of which the aggregate unpaid principal balance of loans in foreclosure was $3 million and $5 million, respectively.
Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three and nine months ended September 30, 2019 and 2018.
Table 39 – Taxable Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except per Share Data)	2019 est. (1)	2018	2019 est. (1)	2018
REIT taxable income	$38,626	$22,644	$91,948	$82,912
Taxable REIT subsidiary income	2,821	17,239	25,865	53,203
Total Taxable Income	$41,447	$39,883	$117,813	$136,115

REIT taxable income per share	$0.34	$0.27	$0.89	$1.06
Total taxable income per share	$0.37	$0.48	$1.16	$1.75

Distributions to shareholders	$33,627	$24,877	$91,931	$68,792
Distributions to shareholders per share	$0.30	$0.30	$0.90	$0.88

(1)	Our tax results for the three and nine months ended September 30, 2019 are estimates until we file tax returns for 2019.

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
Tax Provision under GAAP

For the three and nine months ended September 30, 2019, we recorded a tax benefit of $0.1 million and a tax provision of $3 million, respectively. For the three and nine months ended September 30, 2018, we recorded tax provisions of $5 million and $12 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The reduction in tax provision year-over-year was primarily the result of the lower GAAP income earned at our TRS as well as the recognition of discrete tax benefits in the first quarter ancillary to the 5 Arches acquisition, which impacted our tax provision by less than $2 million. Our TRS effective tax rate in 2019 is expected to be approximately equal to the federal corporate tax rate, excluding the one-time discrete tax benefits. The income or loss generated at our TRS will not directly affect the tax characterization of our 2019 dividends.

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

The table below reconciles our estimated total taxable income to our GAAP income for the nine months ended September 30, 2019.
Table 40 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Nine Months Ended September 30, 2019
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$184,943	$41,231	$226,174	$429,700	$(203,526)
Interest expense	(95,686)	(40,047)	(135,733)	(332,100)	196,367
Net interest income	89,257	1,184	90,441	97,600	(7,159)
Realized credit losses	197	—	197	—	197
Mortgage banking activities, net	—	39,670	39,670	40,984	(1,314)
Investment fair value changes, net	527	276	803	34,741	(33,938)
Operating expenses	(31,912)	(39,185)	(71,097)	(76,229)	5,132
Other income, net	6,306	9,328	15,634	7,819	7,815
Realized gains, net	27,797	14,769	42,566	18,227	24,339
Provision for income taxes	(224)	(177)	(401)	(3,102)	2,701
Net Income	$91,948	$25,865	$117,813	$120,040	$(2,227)

Income per basic common share	$0.89	$0.27	$1.16	$1.20	$(0.04)
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
At September 30, 2019, our total capital was $2.55 billion and included $1.79 billion of equity capital and $0.77 billion of convertible notes and long-term debt on our consolidated balance sheet, including $245 million of convertible debt due in 2023, $200 million of convertible debt due in 2024, $201 million of exchangeable debt due in 2025, and $140 million of trust-preferred securities due in 2037.
As of September 30, 2019, our cash and liquidity capital included $590 million of capital available for investment and an additional $201 million of capital reserved for the repayment of our exchangeable debt maturing in November 2019. In October 2019, we completed the acquisition of CoreVest for $492 million, net of in-place financing on financial assets acquired, with a mix of cash on hand and shares of Redwood stock. At the end of October, adjusting for the acquisition of CoreVest and other activity, we estimate we had approximately $100 million of capital available for investment.
While we believe our available capital, together with additional liquidity we believe we can source through continued portfolio optimization (including collateralized borrowings or assets sales), is sufficient to fund our operations and currently contemplated investment activities and to repay existing debt, we may raise equity or debt capital from time to time to acquire assets and make long-term investments to expand our investment portfolio, including funding large purchases of portfolios of residential, multifamily, or business purpose residential loans or securities, or other portfolio investments, for acquisitions to expand our mortgage banking operating platforms, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interest of our shareholders.
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
Cash Flows and Liquidity for the Nine Months Ended September 30, 2019
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of loan and securities acquisitions/originations and sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $1.20 billion during the nine months ended September 30, 2019. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, origination, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were negative $123 million and positive $84 million during the first nine months of 2019 and 2018, respectively. For the nine months ended September 30, 2019, cash flows from operating activities included net cash outflows of $159 million related to the funding of derivative margin obligations and the settlement of derivatives. These cash outflows were the result of declining benchmark interest rates during 2019.
Cash Flows from Investing Activities
During the nine months ended September 30, 2019, our net cash provided by investing activities was $916 million and primarily resulted from proceeds from principal payments on loans held-for-investment and sales of real estate securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. We cannot predict the timing and impact of future sales of investment securities, if any.

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
During the three months ended September 30, 2019, we deployed capital into several new investments, including $73 million into Freddie Mac SLST re-performing residential loan securities and $21 million into business purpose loans originated by 5 Arches.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the nine months ended September 30, 2019, we transferred residential loans between held-for-sale and held-for-investment classification, retained securities from Sequoia securitizations we sponsored, and consolidated certain multifamily and re-performing residential securitization trusts which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the nine months ended September 30, 2019, our net cash provided by financing activities was $587 million. This primarily resulted from proceeds of $1.02 billion from the issuance of asset-backed securities from our Sequoia Choice securitizations, proceeds of $427 million from the issuance of common stock, and proceeds of $387 million from the issuance of exchangeable notes and borrowings under our subordinate securities financing facility. These cash inflows were partially offset by $721 million of repayments of ABS issued and $427 million of net repayments of short-term debt.
During the nine months ended September 30, 2019, we paid $94 million of cash dividends on our common stock, representing cumulative dividends of $0.90 per share. In November 2019, the Board of Directors declared a regular dividend of $0.30 per share for the fourth quarter of 2019, which is payable on December 30, 2019 to shareholders of record on December 16, 2019.
In accordance with the terms of our outstanding deferred stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit.
Repurchase Authorization
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At September 30, 2019, $100 million of the current authorization remained available for the repurchase of shares of our common stock. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital described above.
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
At September 30, 2019, we had four short-term residential loan warehouse facilities with a total outstanding debt balance of $233 million (secured by residential loans with an aggregate fair value of $253 million) and a total uncommitted borrowing limit of $1.43 billion. In addition, at September 30, 2019, we had an aggregate outstanding short-term debt balance of $1.16 billion under nine securities repurchase facilities, which were secured by securities with a fair market value of $736 million. In addition, at September 30, 2019, the fair value of our real estate securities pledged as collateral included $113 million of securities retained from our consolidated Sequoia Choice securitizations, as well as $385 million and $209 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-series securitizations, respectively. We also had a secured line of credit with no outstanding debt balance and a total borrowing limit of $10 million (secured by securities with a fair market value of $3 million) at September 30, 2019.

To finance our business purpose residential loan investments, at September 30, 2019, we had two single-family rental loan warehouse facilities with a total outstanding debt balance of $59 million (secured by single-family rental loans with an aggregate fair value of $78 million) and a total uncommitted borrowing limit of $400 million. In addition, at September 30, 2019, we had four residential bridge loan warehouse facilities with a total outstanding debt balance of $139 million (secured by residential bridge loans with an aggregate fair value of $176 million) and a total uncommitted borrowing limit of $330 million. We also had a business purpose loan working capital line with no outstanding balance and a total uncommitted borrowing limit of $15 million.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments we made in the fourth quarter of 2018. At September 30, 2019, the fair value of servicer advances, cash and restricted cash pledged as collateral was $243 million. At September 30, 2019, the accrued interest payable balance on this debt was $0.2 million and the unamortized capitalized commitment costs were $0.4 million.
During the fourth quarter of 2018, $201 million principal amount of 5.625% exchangeable senior notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At September 30, 2019, the accrued interest payable balance on this debt was $4 million. See Note 15 for additional information on our convertible notes.
At September 30, 2019, we had $1.98 billion of short-term debt outstanding. During the first nine months of 2019, the highest balance of our short-term debt outstanding was $2.65 billion.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At September 30, 2019, under this agreement, our subsidiary could incur borrowings up to $2.00 billion, also referred to as “advances,” from the FHLBC secured by eligible collateral, including, but not limited to residential mortgage loans. During the nine months ended September 30, 2019, our FHLB-member subsidiary made no additional borrowings under this agreement. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary will remain an FHLB member through a five-year transition period for captive insurance companies. Our FHLB-member subsidiary's existing $2.00 billion of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. As residential loans pledged as collateral for this debt pay down, we are permitted to pledge additional loans or other eligible assets to collateralize this debt; however, we do not expect to be able to increase our subsidiary's FHLB debt above the existing $2.00 billion maximum.
At September 30, 2019, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 2.31% per annum and a weighted average maturity of six years. At September 30, 2019, accrued interest payable on these borrowings was $8 million. Advances under this agreement are charged interest based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks. At September 30, 2019, our total advances under this agreement were secured by residential mortgage loans with a fair value of $2.27 billion, securities with a fair value of $41 million, and $77 million of restricted cash. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At September 30, 2019, our subsidiary held $43 million of FHLBC stock that is included in Other assets on our consolidated balance sheets.
Subordinate Securities Financing Facility
In September 2019, a subsidiary of Redwood entered into a repurchase agreement providing non-mark-to-market recourse debt financing. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through September 2022. The financing facility may be terminated, at our option, in September 2022, and has a final maturity in September 2024, provided that the interest rate on amounts outstanding under the facility increases between October 2022 and September 2024. At September 30, 2019, we had borrowings under this facility totaling $186 million, net of $1 million of deferred issuance costs, for a carrying value of $185 million. At September 30, 2019, the fair value of real estate securities pledged as collateral under this long-term debt facility was $253 million, which included $126 million of securities retained from our consolidated Sequoia Choice securitizations. This facility is included in Long-term debt, net on our consolidated balance sheets at September 30, 2019.

Convertible Notes
In September 2019, one of our taxable subsidiaries issued $201 million principal amount of 5.75% exchangeable senior notes due 2025. After deducting the underwriting discount and offering costs, we received approximately $195 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At September 30, 2019, the outstanding principal amount of these notes was $201 million and the accrued interest payable balance on this debt was $0.2 million.

In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. After deducting the issuance discount, the underwriting discount and offering costs, we received approximately $194 million of net proceeds. Including amortization of deferred debt issuance costs and the debt discount, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. At September 30, 2019, the outstanding principal amount of these notes was $200 million and the accrued interest payable balance on this debt was $2 million.
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. After deducting the underwriting discount and offering costs, we received approximately $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At September 30, 2019, the outstanding principal amount of these notes was $245 million and the accrued interest payable balance on this debt was $1 million.
In November 2014, one of our taxable subsidiaries issued $205 million principal amount of 5.625% exchangeable senior notes due 2019. After deducting the underwriting discount and offering costs, we received approximately $198 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. During the first quarter of 2016, we repurchased $4 million par value of these notes at a discount and recorded a gain on extinguishment of debt of $0.3 million in Realized gains, net on our consolidated statements of income. During the fourth quarter of 2018, $201 million principal amount of 5.625% exchangeable senior notes and $1 million of unamortized deferred issuance costs were reclassified from long-term debt to short-term debt as the maturity of the notes was less than one year as of November 2018. At September 30, 2019, the outstanding principal amount of these notes was $201 million and the accrued interest payable balance on this debt was $4 million.

Trust Preferred Securities and Subordinated Notes
At September 30, 2019, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% and must be redeemed no later than 2037. Prior to 2014, we entered into interest rate swaps with aggregate notional values totaling $140 million to hedge the variability in this long-term debt interest expense. Including hedging costs and amortization of deferred debt issuance costs, the weighted average interest expense yield on our trust preferred securities and subordinated notes is approximately 6.9% per annum. These swaps are accounted for as cash flow hedges with all interest recorded as a component of net interest income and other valuation changes recorded as a component of equity.
 Asset-Backed Securities
At September 30, 2019, there were $446 million (principal balance) of loans owned at consolidated Legacy Sequoia securitization entities, which were funded with $438 million (principal balance) of ABS issued at these entities. At September 30, 2019, there were $2.55 billion (principal balance) of loans owned at consolidated Sequoia Choice securitization entities, which were funded with $2.29 billion (principal balance) of ABS issued at these entities. At September 30, 2019, there were $2.47 billion (principal balance) of loans owned at the consolidated Freddie Mac SLST securitization entity, which were funded with $1.89 billion (principal balance) of ABS issued at this entity. At September 30, 2019, there were $3.54 billion (principal balance) of loans owned at the consolidated Freddie Mac K-Series securitization entities, which were funded with $3.24 billion (principal balance) of ABS issued at these entities. The loans and ABS issued from these entities are reported at estimated fair value. See the subsections titled "Results of Consolidated Legacy Sequoia Entities," "Residential Loans Held-for-Investment at Sequoia Choice Portfolio," "Residential Loans Held-for-Investment at Freddie Mac SLST Portfolio," and "Multifamily Loans Held-for-Investment at Freddie Mac K-Series Portfolio" in the Results of Operations section of this MD&A for additional details on these entities.
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

At September 30, 2019, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, at September 30, 2019 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio, at September 30, 2019 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

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
For additional information on our commitments and contingencies as of September 30, 2019, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
There have been no changes in our internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at September 30, 2019, approximately $128 million of principal and $12 million of interest payments had been made in respect of the Seattle Certificate. As of September 30, 2019, the Seattle Certificate had a remaining outstanding principal amount of approximately $6 million. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at September 30, 2019, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. As of September 30, 2019, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.
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

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At September 30, 2019, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described above was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 and under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. In addition, the following risk factors reflect recent developments.

State and/or local regulations may reduce the value of single-family rental or multifamily properties collateralizing mortgage loans we own, or those underlying the securities or other investments we own. As a result, the value of these types of mortgage loans, securities, and other investments may be negatively impacted, which impacts could be material.
Numerous counties and municipalities, including those in which certain of the properties securing single-family rental and multifamily mortgage loans we own, or those underlying the securities or other investments we own, are located, impose rent control or rent stabilization rules on apartment buildings.  These ordinances may limit rent increases to fixed percentages, to percentages of increases in the consumer price index, to increases set or approved by a governmental agency, or to increases determined through mediation or binding arbitration.  In some jurisdictions, including, for example, New York City, many apartment buildings are subject to rent stabilization and some units are subject to rent control.  These regulations, among other things, may limit the ability of single-family rental and multifamily property owners who have borrowed money (including in the form of mortgage debt) to finance their property or properties to raise rents above specified percentages.  Any limitations on a borrower’s ability to raise property rents may impair such borrower’s ability to repair or renovate the mortgaged property or repay its mortgage loan.

Some states, counties and municipalities have imposed or may impose in the future stricter rent control regulations.  For example, on June 14, 2019, the New York State Senate passed the Housing Stability and Tenant Protection Act of 2019 (the “HSTP Act”), which, among other things, limits the ability of landlords to increase rents in rent stabilized apartments in New York State at the time of lease renewal and after a vacancy.  The HSTP Act also limits potential rent increases for major capital improvements and for individual apartment improvements in such rent stabilized apartments.  In addition, the HSTP Act permits certain qualified localities in the State of New York to implement the rent stabilization system.  In addition, the California State Assembly passed Assembly Bill 1482 (“AB 1482”), which, among other things, will prevent landlords in California from increasing the gross rental rate by more than 5% plus the percentage change in the cost of living in any 12-month period and require landlords to have “just cause” when evicting a tenant that has continuously and lawfully occupied a residential property for 12 months. Such “just cause” may include, among other things, the failure to pay rent, committing waste and assigning or subletting the premises in violation of the tenant’s lease. In addition, the Oregon State House passed Senate Bill 608 (“SB 608”), which, among other things, will limit rent increases to 7% each year, in addition to inflation, and would, in most cases, require landlords to provide notice and give a reason for evicting tenants. The HSTP Act, AB 1482 or SB 608 may reduce the value of the single-family rental and multifamily properties collateralizing mortgage loans we own, or those underlying the securities or other investments we own, that are located in the States of New York, California or Oregon, respectively, that are subject to the applicable rent control regulations. The value of single-family rental and multifamily mortgage loans, securities, and other investments may be negatively impacted by rent control or rent stabilization laws, regulations, or ordinances, which impacts may be material.

Our acquisition of CoreVest could fail to improve our business or result in diminished returns, could expose us to new or increased risks, and could increase our cost of doing business.

On October 15, 2019, we completed the acquisition of equity interests in CoreVest American Finance Lender LLC and several of its affiliates (CAFL and such affiliates collectively, “CoreVest”), an originator and portfolio manager of business-purpose real estate loans. Prior to the completion of this acquisition, we previously acquired 5 Arches in March 2019. If we experience challenges with the performance or integration of the CoreVest and 5 Arches platforms that we did not anticipate or cannot mitigate, the returns we expected with respect to this investment may not be generated, in the same manner as described in the risk factor titled "Our acquisition of 5 Arches could fail to improve our business or result in diminished returns, could expose us to new or increased risks, and could increase our cost of doing business" under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Additionally, CoreVest engages in and sponsors securitization transactions relating to single-family rental mortgage loans, and in connection with the acquisition of CoreVest, we acquired, and we expect to continue to acquire, mortgage-backed securities issued in CoreVest's securitization transactions. These securitization transactions and investments expose us to potentially material risks, in the same manner as described in the risk factor titled "Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks" under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At September 30, 2019, $100 million of this current authorization remained available for the repurchase of shares of our common stock.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2019.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
July 1, 2019 - July 31, 2019	—	$—	—	$—
August 1, 2019 - August 31, 2019	—	$—	—	$—
September 1, 2019 - September 30, 2019	—	$—	—	$100,000
Total	—	$—	—	$100,000
Item 3. Defaults Upon Senior Securities
None.
Item 4. Not Applicable
Item 5. Other Information
At the close of business on Friday, November 8, 2019, Lola Bondar will cease to serve as Redwood’s principal accounting officer. Ms. Bondar will remain employed by Redwood during a subsequent transition period prior to her departure from Redwood. Collin Cochrane, Redwood’s Chief Financial Officer, will also be designated as Redwood’s principal accounting officer effective at the close of business on November 8, 2019. In connection with assuming the principal accounting officer role, Mr. Cochrane will not receive any additional compensation or benefits and will not enter into any written contract or arrangement with Redwood. Information responsive to the requirements of Form 8-K, Item 5.02(c)&(e), with respect to Mr. Cochrane has been previously disclosed in Redwood’s 2019 Annual Proxy Statement, filed with the SEC on April 5, 2019, and such information is incorporated herein by reference.

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
Second Amendment to Amended and Restated Bylaws of the Registrant, as adopted on May 22, 2018 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 3.2.3, filed on August 8, 2018)

10.1
Equity Interests Purchase Agreement by and among Redwood Trust, Inc., RWT Holdings, Inc., CF CoreVest Parent I LLC, CF CoreVest Parent II LLC, CoreVest Management Partners LLC, and the Management Holders dated October 14, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 99.1, filed on October 15, 2019)

10.2
Indenture, by and among Redwood Trust, Inc., RWT Holdings, Inc., and Wilmington Trust, National Association, as Trustee, dated as of September 24, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 99.1, filed on September 25, 2019)

10.3	Lease, between SRI Nine Main Plaza LLC and CoreVest American Finance Lender LLC (formerly known as Colony American Finance Lender, LLC), dated as of October 7, 2015 (filed herewith)
10.4	First Amendment to Lease, between Broadway Michelson LLC (as successor to SRI Nine Main Plaza LLC) and CoreVest American Finance Lender LLC, dated as of May 21, 2018 (filed herewith)
10.5	Lease, between the Irvine Company LLC and 5 Arches, LLC, dated as of January 27, 2015 (filed herewith)
10.6	First Amendment to Lease, between the Irvine Company LLC and 5 Arches, LLC, dated as of September 9, 2016 (filed herewith)
10.7	Second Amendment to Lease, between the Irvine Company LLC and 5 Arches, LLC, dated as of September 30, 2016 (filed herewith)
10.8	Assignment and Assumption of Lease, between 5 Arches, LLC and 5 Arch Group, LLC, dated as of October 10, 2016 (filed herewith)
10.9	Third Amendment to Lease, between the Irvine Company LLC and 5 Arch Group, LLC, dated as of November 17, 2016 (filed herewith)
10.10	Fourth Amendment to Lease, between Newport Gateway Office LLC (as successor in interest to the Irvine Company LLC) and 5 Arch Group, LLC, dated as of May 11, 2018 (filed herewith)

Exhibit Number	Exhibit
10.11
Fifth Amendment to Lease and Consent to Assignment, between Newport Gateway Office LLC (as successor in interest to the Irvine Company LLC) and 5 Arch Group, LLC, dated as of [March 1, 2019] (filed herewith)

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018;
(ii) Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018;
(iii) Statements of Consolidated Comprehensive Income for the three and nine months ended September 30, 2019 and 2018;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and
(vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	November 8, 2019	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2019	By:	/s/ Lola Bondar
Lola Bondar
Managing Director, Chief Accounting Officer
(Principal Accounting Officer)