Form 10-Q
period 2020-03-31
REDWOOD TRUST INC
filed 2020-05-15
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	114,828,929	shares outstanding as of May 11, 2020

REDWOOD TRUST, INC.
2020 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	March 31, 2020	December 31, 2019
ASSETS (1)
Residential loans, held-for-sale, at fair value	$2,330,669	$536,385
Residential loans, held-for-investment, at fair value	4,380,460	7,178,465
Business purpose residential loans, held-for-sale, at fair value	415,333	331,565
Business purpose residential loans, held-for-investment, at fair value	3,048,409	3,175,178
Multifamily loans, held-for-investment, at fair value	470,484	4,408,524
Real estate securities, at fair value	293,462	1,099,874
Other investments	446,220	358,130
Cash and cash equivalents	378,233	196,966
Restricted cash	25,752	93,867
Goodwill and intangible assets	68,483	161,464
Accrued interest receivable	57,215	71,058
Derivative assets	90,717	35,701
Other assets	295,353	348,263
Total Assets	$12,300,790	$17,995,440

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net	$2,341,648	$2,329,145
Accrued interest payable	40,102	60,655
Derivative liabilities	114,614	163,424
Accrued expenses and other liabilities	163,599	146,238
Asset-backed securities issued, at fair value	6,461,864	10,515,475
Long-term debt, net	2,453,761	2,953,272
Total liabilities	11,575,588	16,168,209
Commitments and Contingencies (see Note 16)
Equity
Common stock, par value $0.01 per share, 270,000,000 shares authorized; 114,837,533 and 114,353,036 issued and outstanding	1,148	1,144
Additional paid-in capital	2,275,808	2,269,617
Accumulated other comprehensive income	(85,531)	41,513
Cumulative earnings	635,726	1,579,124
Cumulative distributions to stockholders	(2,101,949)	(2,064,167)
Total equity	725,202	1,827,231
Total Liabilities and Equity	$12,300,790	$17,995,440
——————

(1)
Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2020 and December 31, 2019, assets of consolidated VIEs totaled $7,470,706 and $11,931,869, respectively. At March 31, 2020 and December 31, 2019, liabilities of consolidated VIEs totaled $6,759,260 and $10,717,072, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except Share Data)	Three Months Ended March 31,
(Unaudited)	2020	2019
Interest Income
Residential loans	$79,436	$75,950
Business purpose residential loans	52,654	2,789
Multifamily loans	40,172	21,388
Real estate securities	18,309	24,450
Other interest income	7,510	6,464
Total interest income	198,081	131,041
Interest Expense
Short-term debt	(23,067)	(22,218)
Asset-backed securities issued	(100,498)	(55,295)
Long-term debt	(23,106)	(21,763)
Total interest expense	(146,671)	(99,276)
Net Interest Income	51,410	31,765
Non-interest (Loss) Income
Mortgage banking activities, net	(28,411)	12,309
Investment fair value changes, net	(870,832)	20,159
Other income, net	2,437	4,625
Realized gains, net	3,852	10,686
Total non-interest (loss) income, net	(892,954)	47,779
General and administrative expenses	(32,668)	(23,159)
Other expenses	(91,415)	(1,038)
Net (Loss) Income before Benefit from (Provision for) Income Taxes	(965,627)	55,347
Benefit from (provision for) income taxes	22,229	(883)
Net (Loss) Income	$(943,398)	$54,464

Basic (loss) earnings per common share	$(8.28)	$0.57
Diluted (loss) earnings per common share	$(8.28)	$0.49
Basic weighted average shares outstanding	114,076,568	92,685,350
Diluted weighted average shares outstanding	114,076,568	126,278,160

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)	Three Months Ended March 31,
(Unaudited)	2020	2019
Net (Loss) Income	$(943,398)	$54,464
Other comprehensive loss:
Net unrealized (loss) gain on available-for-sale securities	(80,519)	6,718
Reclassification of unrealized gain on available-for-sale securities to net income	(13,798)	(9,493)
Net unrealized loss on interest rate agreements	(32,806)	(5,838)
Reclassification of unrealized loss on interest rate agreements to net income	79	—
Total other comprehensive loss	(127,044)	(8,613)
Total Comprehensive (Loss) Income	$(1,070,442)	$45,851

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2020

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2019	114,353,036	$1,144	$2,269,617	$41,513	$1,579,124	$(2,064,167)	$1,827,231
Net loss	—	—	—	—	(943,398)	—	(943,398)
Other comprehensive loss	—	—	—	(127,044)	—	—	(127,044)
Issuance of common stock	350,088	3	5,544	—	—	—	5,547
Employee stock purchase and incentive plans	134,409	1	(2,541)	—	—	—	(2,540)
Non-cash equity award compensation	—	—	3,188	—	—	—	3,188
Common dividends declared ($0.32 per share)	—	—	—	—	—	(37,782)	(37,782)
March 31, 2020	114,837,533	$1,148	$2,275,808	$(85,531)	$635,726	$(2,101,949)	$725,202

For the Three Months Ended March 31, 2019

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2018	84,884,344	$849	$1,811,422	$61,297	$1,409,941	$(1,934,715)	$1,348,794
Net income	—	—	—	—	54,464	—	54,464
Other comprehensive loss	—	—	—	(8,613)	—	—	(8,613)
Issuance of common stock	11,500,000	115	177,482	—	—	—	177,597
Direct stock purchase and dividend reinvestment plan	399,838	4	6,303	—	—	—	6,307
Employee stock purchase and incentive plans	82,282	1	(1,939)	—	—	—	(1,938)
Non-cash equity award compensation	—	—	3,090	—	—	—	3,090
Common dividends declared ($0.30 per share)	—	—	—	—	—	(29,774)	(29,774)
March 31, 2019	96,866,464	$969	$1,996,358	$52,684	$1,464,405	$(1,964,489)	$1,549,927

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(943,398)	$54,464
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	(596)	(689)
Depreciation and amortization of non-financial assets	4,677	343
Originations of held-for-sale loans	(280,076)	(28,968)
Purchases of held-for-sale loans	(2,665,447)	(989,977)
Proceeds from sales of held-for-sale loans	2,733,285	851,331
Principal payments on held-for-sale loans	19,778	17,450
Net settlements of derivatives	(163,442)	(9,305)
Non-cash equity award compensation expense	3,188	3,090
Goodwill impairment expense	88,675	—
Market valuation adjustments	912,477	(31,439)
Realized gains, net	(3,852)	(10,686)
Net change in:
Accrued interest receivable and other assets	107,740	(50,006)
Accrued interest payable and accrued expenses and other liabilities	(54,414)	(12,119)
Net cash used in operating activities	(241,405)	(206,511)
Cash Flows From Investing Activities:
Originations of loans held-for-investment	(206,634)	(7,000)
Purchases of loans held-for-investment	—	(49,489)
Principal payments on loans held-for-investment	638,508	246,964
Purchases of real estate securities	(52,259)	(154,871)
Sales of multifamily securities held in consolidated securitization trusts	121,000	—
Proceeds from sales of real estate securities	529,494	74,018
Principal payments on real estate securities	11,952	24,498
Purchases of servicer advance investments	(158,618)	(68,976)
Principal repayments from servicer advance investments	22,815	66,532
Acquisition of 5 Arches, net of cash acquired	—	(3,714)
Net investment in participation in loan warehouse facility	—	38,209
Net investment in multifamily loan fund	24,842	(22,316)
Other investing activities, net	(20,514)	(3,295)
Net cash provided by investing activities	910,586	140,560
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	2,972,646	1,217,915
Repayments on short-term debt	(2,960,444)	(1,459,648)
Proceeds from issuance of asset-backed securities	377,164	330,534
Repayments on asset-backed securities issued	(363,696)	(163,146)
Proceeds from issuance of long-term debt	133,961	—
Deferred long-term debt issuance costs paid	(1,003)	—
Repayments on long-term debt	(633,448)	—
Net settlements of derivatives	(84,336)	(35)
Net proceeds from issuance of common stock	2,262	182,512
Taxes paid on equity award distributions	(2,632)	(2,033)
Dividends paid	—	(29,774)
Other financing activities, net	3,497	—
Net cash (used in) provided by financing activities	(556,029)	76,325
Net increase in cash, cash equivalents and restricted cash	113,152	10,374
Cash, cash equivalents and restricted cash at beginning of period (1)	290,833	205,077
Cash, cash equivalents and restricted cash at end of period (1)	$403,985	$215,451

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2020	2019
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$170,884	$99,686
Taxes	109	77
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$46,560	$2,601
Retention of mortgage servicing rights from loan securitizations and sales	—	223
Deconsolidation of multifamily loans held in securitization trusts	(3,849,779)	—
Deconsolidation of multifamily ABS	(3,706,789)	—
Transfers from loans held-for-sale to loans held-for-investment	382,635	389,486
Transfers from loans held-for-investment to loans held-for-sale	1,857,781	22,758
Transfers from residential loans to real estate owned	6,363	5,035
Right-of-use asset obtained in exchange for operating lease liability	5,362	12,661
Accrued but unpaid dividends	37,800	—

(1)
Cash, cash equivalents, and restricted cash at March 31, 2020 includes cash and cash equivalents of $378 million and restricted cash of $26 million, and at December 31, 2019 includes cash and cash equivalents of $197 million and restricted cash of $94 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
Redwood Trust, Inc. has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 1994. We generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our taxable REIT subsidiaries” or “TRS.”
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at March 31, 2020 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2020 should not be construed as indicative of the results to be expected for the full year.
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 where we maintain an ongoing involvement ("Legacy Sequoia"), as well as entities formed in connection with the securitization of Redwood Choice expanded-prime loans ("Sequoia Choice"). We also consolidate the assets and liabilities of certain Freddie Mac K-Series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitizations we invested in. Finally, we consolidated the assets and liabilities of certain CoreVest American Finance Lender ("CAFL") securitizations beginning in the fourth quarter of 2019, in connection with our acquisition of CoreVest. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for the consolidated Sequoia and CAFL entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 2. Basis of Presentation - (continued)

For financial reporting purposes, the underlying loans owned at the consolidated Sequoia and Freddie Mac SLST entities are shown under Residential loans held-for-investment at fair value, the underlying loans at the consolidated Freddie Mac K-Series are shown under Multifamily loans held-for-investment at fair value, and the underlying single-family rental loans at the consolidated CAFL entities are shown under Business purpose residential loans held-for-investment at fair value on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income (loss), we recorded interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as other income and expenses associated with these entities' activities. See Note 14 for further discussion on ABS issued.
During the first quarter of 2020, we sold subordinate securities issued by four of these Freddie Mac K-Series securitization trusts and determined that we should derecognize the associated assets and liabilities of each of these entities for financial reporting purposes. We deconsolidated $3.86 billion of multifamily loans and other assets and $3.72 billion of multifamily ABS issued and other liabilities, for which we realized market valuation losses of $72 million, which were recorded through Investment fair value changes, net on our consolidated statements of income (loss) for the three months ended March 31, 2020.
We also consolidate two partnerships ("Servicing Investment" entities) through which we have invested in servicing-related assets. We maintain an 80% ownership interest in each entity and have determined that we are the primary beneficiary of these partnerships.
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
Acquisitions
In May 2018, Redwood acquired a 20% minority interest in 5 Arches, an originator of business purpose residential loans. On March 1, 2019, we completed the acquisition of the remaining 80% interest in 5 Arches. On October 15, 2019, we acquired CoreVest, an originator and portfolio manager of business purpose residential loans. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding these acquisitions, including purchase price allocations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 2. Basis of Presentation - (continued)

In connection with the acquisitions of 5 Arches and CoreVest, we identified and recorded finite-lived intangible assets totaling $25 million and $57 million, respectively. The amortization period for each of these assets and the activity for the three months ended March 31, 2020 is summarized in the table below.
Table 2.1 – Intangible Assets – Activity

	Carrying Value at December 31, 2019	Additions	Amortization Expense	Carrying Value at March 31, 2020	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$43,952	$—	$(1,618)	$42,334	7
Broker network	15,083	—	(905)	14,178	4
Non-compete agreements	8,236	—	(792)	7,444	3
Tradenames	3,472	—	(333)	3,139	3
Developed technology	1,613	—	(225)	1,388	2
Loan administration fees on existing loan assets	433	—	(433)	—	—
Total	$72,789	$—	$(4,306)	$68,483	6

All of our intangible assets are amortized on a straight-line basis. Estimated future amortization expense is summarized in the table below.
Table 2.2 – Intangible Asset Amortization Expense by Year

(In Thousands)	March 31, 2020
2020 (9 months)	$11,619
2021	15,304
2022	12,800
2023	10,091
2024	7,073
2025 and thereafter	11,596
Total Future Intangible Asset Amortization	$68,483

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
During the first quarter of 2020, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic (the "pandemic"), and its impact on our business, including a significant decline in the market price of our common stock, we determined that it was more likely than not that the fair value of our Business Purpose Lending reporting unit was lower than its carrying amount, including goodwill. Based on this analysis, we determined that an interim goodwill impairment test should be performed as of March 31, 2020 and prepared updated cash flow projections for the reporting unit, resulting in a reduction in the long-term forecasts of profitability for our Business Purpose Lending reporting unit as compared to the prior year forecasts. Using these projections, we concluded that the fair value of our Business Purpose Lending reporting unit was less than its carrying value, including goodwill. As a result of this evaluation, we recorded a non-cash $89 million goodwill impairment expense through Other expenses on our consolidated statements of income (loss) during the three months ended March 31, 2020. In conjunction with our assessment of goodwill, we also assessed our intangible assets for impairment and determined they were not impaired. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, our goodwill impairment testing is highly sensitive to certain assumptions and estimates used.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 2. Basis of Presentation - (continued)

The liability resulting from the contingent consideration arrangement with 5 Arches was recorded at its acquisition-date fair value of $25 million as part of total consideration for the acquisition of 5 Arches. These contingent earn-out payments were classified as a contingent consideration liability and carried at fair value prior to March 31, 2020. During the three months ended March 31, 2020, we made a cash payment of $11 million and granted $3 million of Redwood common stock in connection with the first anniversary of the purchase date. Additionally, as a result of an amendment to the agreement, we reclassified the contingent liability to a deferred liability, as the remaining payments became payable on a set timetable without any remaining contingencies. At March 31, 2020, the carrying value of this deferred liability was $15 million and was recorded as a component of Accrued expenses and other liabilities on our consolidated balance sheets. During the three months ended March 31, 2020, we recorded $0.3 million of contingent consideration expense through Other expenses on our consolidated statements of income (loss). See Note 16 for additional information on our contingent consideration liability.
The following unaudited pro forma financial information presents Net interest income, Non-interest income, and Net income of Redwood, 5 Arches, and CoreVest combined, for the three months ended March 31, 2019, as if the acquisitions occurred as of January 1, 2018. These pro forma amounts have been adjusted to include the amortization of intangible assets and acquisition-related compensation expense for both periods, and to exclude the income statement impacts related to our equity method investment in 5 Arches. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated financial results of operations that would have been reported if the acquisitions had been completed as of January 1, 2018 and should not be taken as indicative of our future consolidated results of operations.
Table 2.3 – Unaudited Pro Forma Financial Information

Three Months Ended March 31, 2019
(In Thousands)
Supplementary pro forma information:
Net interest income	$43,390
Non-interest income	42,976
Net income	56,028

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2019 is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial position and results of operations for the three months ended March 31, 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

Available-for-Sale Securities
Upon adoption of ASU 2016-13, "Financial Instruments - Credit Losses" in the first quarter of 2020, we modified our policy for recording impairments on available-for-sale securities. This new guidance requires that credit impairments on our available-for-sale securities be recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the beneficial interest’s amortized cost and the estimate of cash flows expected to be collected, discounted at the effective interest rate used to accrete the beneficial interest. Any allowance for credit losses in excess of the unrealized losses on the beneficial interests are accounted for as a prospective reduction of the effective interest rate. No allowance is recorded for beneficial interests in an unrealized gain position. Favorable changes in the discounted cash flows will result in a reduction in the allowance for credit losses, if any. Any reduction in allowance for credit losses is recorded in earnings. If the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective increase to the effective interest rate. If we intend to sell or it is more likely than not that we will be required to sell the security before it recovers in value, the entire impairment amount will be recognized in earnings with a corresponding adjustment to the security's amortized cost basis.
Goodwill
Pursuant to our adoption of ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" in the first quarter of 2020, we modified our goodwill impairment testing policy. We first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If, based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value, we measure the fair value of reporting unit and record a goodwill impairment charge for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of the goodwill. Any such impairment charges would be recorded through Other expenses on our consolidated statements of income (loss).
Recent Accounting Pronouncements
Newly Adopted Accounting Standards Updates ("ASUs")
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This new guidance amends previous guidance by removing and modifying certain existing fair value disclosure requirements, while adding other new disclosure requirements. This new guidance is effective for fiscal years beginning after December 15, 2019. We adopted this new guidance, as required, in the first quarter of 2020, which did not have a material impact on our consolidated financial statements but impacted certain of our fair value footnote disclosures.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This new guidance is effective for fiscal years beginning after December 15, 2019. We adopted this new guidance, as required, in the first quarter of 2020, which did not have a material impact on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses." This new guidance provides a new impairment model that is based on expected losses rather than incurred losses to determine the allowance for credit losses. This new guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which clarifies the scope of the amendments in ASU 2016-13. In April 2019, the FASB issued ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," which is intended to clarify this guidance. In May 2019, the FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief," which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost. In November 2019, the FASB issued ASU 2019-11, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses," which is intended to clarify Codification guidance. In February 2020, the FASB issued ASU 2020-02, "Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update)," and in March 2020, the FASB issued ASU 2020-03, "Codification Improvements to Financial Instruments." These updates amend certain sections of the guidance. We currently have only a small balance of loans receivable that are not carried at fair value and would be subject to this new guidance for allowance for credit losses. Separately, we accounted for our available-for-sale securities under the other-than-temporary impairment ("OTTI") model for debt securities prior to the issuance of this new guidance. This new guidance requires that credit impairments on our available-for-sale securities be recorded in earnings using an allowance for credit losses, with the allowance limited to the amount by which the security's fair value is less than its amortized cost basis. Subsequent reversals in credit loss estimates are recognized in income. We adopted this guidance, as required, in the first quarter of 2020, which did not have a material impact on our consolidated financial statements.
Other Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This new guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact the adoption of this standard would have on our consolidated financial statements.
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
March 31, 2020
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at March 31, 2020 and December 31, 2019.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
March 31, 2020 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
TBAs	$90,717	$—	$90,717	$(89,433)	$(1,283)	$1
Total Assets	$90,717	$—	$90,717	$(89,433)	$(1,283)	$1

Liabilities (2)
TBAs	$(110,648)	$—	$(110,648)	$89,433	$19,308	$(1,907)
Loan warehouse debt	(1,035,817)	—	(1,035,817)	1,034,622	—	(1,195)
Security repurchase agreements	(485,147)	—	(485,147)	482,528	1,574	(1,045)
Total Liabilities	$(1,631,612)	$—	$(1,631,612)	$1,606,583	$20,882	$(4,147)

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2019 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$19,020	$—	$19,020	$(14,178)	$(915)	$3,927
TBAs	5,755	—	5,755	(5,755)	—	—
Futures	137	—	137	—	—	137
Total Assets	$24,912	$—	$24,912	$(19,933)	$(915)	$4,064

Liabilities (2)
Interest rate agreements	$(148,765)	$—	$(148,765)	$14,178	$134,587	$—
TBAs	(13,359)	—	(13,359)	5,755	6,673	(931)
Loan warehouse debt	(432,126)	—	(432,126)	432,126	—	—
Security repurchase agreements	(1,096,578)	—	(1,096,578)	1,096,578	—	—
Total Liabilities	$(1,690,828)	$—	$(1,690,828)	$1,548,637	$141,260	$(931)

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
March 31, 2020
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)

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
Analysis of Consolidated VIEs
At March 31, 2020, we consolidated Legacy Sequoia, Freddie Mac SLST, Freddie Mac K-Series and CAFL securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for the consolidated Sequoia and CAFL entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At March 31, 2020, the estimated fair value of our investments in the consolidated Legacy Sequoia, Sequoia Choice, Freddie Mac SLST, Freddie Mac K-Series and CAFL entities was $6 million, $144 million, $309 million, $23 million, and $170 million, respectively.
During the first quarter of 2020, we sold subordinate securities issued by four of these Freddie Mac K-Series securitization trusts and determined that we should derecognize the associated assets and liabilities of each of these entities for financial reporting purposes. We deconsolidated $3.86 billion of multifamily loans and other assets and $3.72 billion of multifamily ABS issued and other liabilities, for which we realized market valuation losses of $72 million, which were recorded through Investment fair value changes, net on our consolidated statements of income (loss) for the three months ended March 31, 2020.
Beginning in 2018, we consolidated two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At March 31, 2020, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 10 for a further description of these entities and the investments they hold and Note 12 for additional information on the minority partner’s interest. Additionally, beginning in 2018, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 13 for additional information on the servicer advance financing. At March 31, 2020, the estimated fair value of our investment in the Servicing Investment entities was $59 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

March 31, 2020	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$316,677	$1,932,658	$2,131,125	$—	$—	$—	$4,380,460
Business purpose residential loans, held-for-investment	—	—	—	—	2,248,665	—	2,248,665
Multifamily loans, held-for-investment	—	—	—	470,484	—	—	470,484
Other investments	—	—	—	—	—	314,394	314,394
Cash and cash equivalents	—	—	—	—	—	2,886	2,886
Restricted cash	143	15	—	—	—	11,810	11,968
Accrued interest receivable	580	8,574	7,184	1,390	10,803	5,567	34,098
Other assets	952	—	1,050	—	5,749	—	7,751
Total Assets	$318,352	$1,941,247	$2,139,359	$471,874	$2,265,217	$334,657	$7,470,706
Short-term debt	$—	$—	$—	$—	$—	$258,931	$258,931
Accrued interest payable	351	6,920	5,251	1,230	8,188	205	22,145
Accrued expenses and other liabilities	—	15	—	—	—	16,305	16,320
Asset-backed securities issued	312,201	1,790,094	1,825,000	447,699	2,086,870	—	6,461,864
Total Liabilities	$312,552	$1,797,029	$1,830,251	$448,929	$2,095,058	$275,441	$6,759,260

Number of VIEs	20	9	2	1	11	3	46

December 31, 2019	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$407,890	$2,291,463	$2,367,215	$—	$—	$—	$5,066,568
Business purpose residential loans, held-for-investment	—	—	—	—	2,192,552	—	2,192,552
Multifamily loans, held-for-investment	—	—	—	4,408,524	—	—	4,408,524
Other investments	—	—	—	—	—	184,802	184,802
Cash and cash equivalents	—	—	—	—	—	9,015	9,015
Restricted cash	143	27	—	—	—	21,766	21,936
Accrued interest receivable	655	9,824	7,313	13,539	9,572	4,869	45,772
Other assets	460	—	445	—	1,795	—	2,700
Total Assets	$409,148	$2,301,314	$2,374,973	$4,422,063	$2,203,919	$220,452	$11,931,869
Short-term debt	$—	$—	$—	$—	$—	$152,554	$152,554
Accrued interest payable	395	7,732	5,374	12,887	7,485	187	34,060
Accrued expenses and other liabilities	—	27	—	—	—	14,956	14,983
Asset-backed securities issued	402,465	2,037,198	1,918,322	4,156,239	2,001,251	—	10,515,475
Total Liabilities	$402,860	$2,044,957	$1,923,696	$4,169,126	$2,008,736	$167,697	$10,717,072

Number of VIEs	20	9	2	5	10	3	49

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents income (loss) from these VIEs for the three months ended March 31, 2020 and 2019.
Table 4.2 – Income (Loss) from Consolidated VIEs

	Three Months Ended March 31, 2020
	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$3,194	$25,083	$21,986	$40,172	$30,010	$4,083	$124,528
Interest expense	(2,522)	(21,510)	(16,176)	(38,348)	(21,939)	(1,577)	(102,072)
Net interest income	672	3,573	5,810	1,824	8,071	2,506	22,456
Non-interest income
Investment fair value changes, net	(391)	(69,668)	(142,161)	(86,509)	(67,846)	(11,884)	(378,459)
Total non-interest income, net	(391)	(69,668)	(142,161)	(86,509)	(67,846)	(11,884)	(378,459)
General and administrative expenses	—	—	—	—	—	(31)	(31)
Other expenses	—	—	—	—	—	1,882	1,882
Income (Loss) from Consolidated VIEs	$281	$(66,095)	$(136,351)	$(84,685)	$(59,775)	$(7,527)	$(354,152)

	Three Months Ended March 31, 2019
	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$4,853	$25,662	$11,794	$21,388	$—	$3,346	$67,043
Interest expense	(4,115)	(22,113)	(8,747)	(20,320)	—	(3,613)	(58,908)
Net interest income	738	3,549	3,047	1,068	—	(267)	8,135
Non-interest income
Investment fair value changes, net	(374)	3,265	6,365	3,119	—	1,430	13,805
Total non-interest income, net	(374)	3,265	6,365	3,119	—	1,430	13,805
General and administrative expenses	—	—	—	—	—	(30)	(30)
Other expenses	—	—	—	—	—	(227)	(227)
Income from Consolidated VIEs	$364	$6,814	$9,412	$4,187	$—	$906	$21,683

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
We consolidate the assets and liabilities of certain Freddie Mac K-Series and SLST securitization trusts resulting from our investment in subordinate securities issued by these trusts, and in the case of certain CAFL securitizations, resulting from securities acquired through our acquisition of CoreVest. Additionally, we consolidate the assets and liabilities of Servicing Investment entities from our investment in servicer advance investments and excess MSRs. In each case, we maintain certain discretionary rights associated with the ownership of these investments that we determined reflected a controlling financial interest, as we have both the power to direct the activities that most significantly impact the economic performance of the VIEs and the right to receive benefits of and the obligation to absorb losses from the VIEs that could potentially be significant to the VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)

Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 51 Sequoia securitization entities sponsored by us that are still outstanding as of March 31, 2020, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
The following table presents information related to securitization transactions that occurred during the three months ended March 31, 2020 and 2019.
Table 4.3 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2020	2019
Principal balance of loans transferred	$1,573,703	$348,257
Trading securities retained, at fair value	43,362	1,716
AFS securities retained, at fair value	3,198	885

The following table summarizes the cash flows during the three months ended March 31, 2020 and 2019 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.4 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2020	2019
Proceeds from new transfers	$1,610,761	$352,371
MSR fees received	2,690	3,060
Funding of compensating interest, net	(92)	(90)
Cash flows received on retained securities	6,581	7,546

The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during the three months ended March 31, 2020 and 2019.
Table 4.5 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	41%	13%	16%	14%
Discount rates	16%	6%	14%	8%
Credit loss assumptions	0.21%	0.22%	0.20%	0.20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)

The following table presents additional information at March 31, 2020 and December 31, 2019, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.6 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	March 31, 2020	December 31, 2019
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$54,894	$88,425
Subordinate securities, classified as AFS	77,433	140,649
Mortgage servicing rights	22,482	40,254
Maximum loss exposure (1)	$154,809	$269,328
Assets transferred:
Principal balance of loans outstanding	$11,181,034	$10,299,442
Principal balance of loans 30+ days delinquent	40,930	41,809

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

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at March 31, 2020 and December 31, 2019.
Table 4.7 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

March 31, 2020	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at March 31, 2020	$22,482	$26,980	$105,347
Expected life (in years) (2)	4	3	14
Prepayment speed assumption (annual CPR) (2)	21%	28%	15%
Decrease in fair value from:
10% adverse change	$1,760	$2,414	$1,404
25% adverse change	4,278	5,954	3,836
Discount rate assumption (2)	13%	18%	10%
Decrease in fair value from:
100 basis point increase	$611	$549	$8,088
200 basis point increase	1,188	1,072	15,165
Credit loss assumption (2)	N/A	0.22%	0.22%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,107
25% higher losses	N/A	—	2,723

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2019	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2019	$40,254	$48,765	$180,309
Expected life (in years) (2)	6	6	14
Prepayment speed assumption (annual CPR) (2)	11%	14%	16%
Decrease in fair value from:
10% adverse change	$1,643	$1,908	$205
25% adverse change	3,913	5,086	1,434
Discount rate assumption (2)	11%	12%	5%
Decrease in fair value from:
100 basis point increase	$1,447	$1,079	$18,127
200 basis point increase	2,795	2,482	33,630
Credit loss assumption (2)	N/A	0.21%	0.21%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,804
25% higher losses	N/A	—	4,520

(1)	Senior securities included $27 million and $49 million of interest-only securities at March 31, 2020 and December 31, 2019, respectively.

(2)	Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at March 31, 2020 and December 31, 2019, grouped by asset type.
Table 4.8 – Third-Party Sponsored VIE Summary

(In Thousands)	March 31, 2020	December 31, 2019
Mortgage-Backed Securities
Senior	$12,580	$127,094
Mezzanine	25,867	508,195
Subordinate	122,689	235,510
Total Mortgage-Backed Securities	161,136	870,799
Excess MSR	16,339	16,216
Total Investments in Third-Party Sponsored VIEs	$177,475	$887,015

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
March 31, 2020
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
March 31, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2020 and December 31, 2019.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale at fair value	$2,330,566	$2,330,566	$536,385	$536,509
Residential loans, held-for-investment	4,380,460	4,380,460	7,178,465	7,178,465
Business purpose residential loans, held-for-sale	415,333	415,333	331,565	331,565
Business purpose residential loans, held-for-investment	3,048,409	3,048,409	3,175,178	3,175,178
Multifamily loans	470,484	470,484	4,408,524	4,408,524
Trading securities	164,219	164,219	860,540	860,540
Available-for-sale securities	129,243	129,243	239,334	239,334
Servicer advance investments (1)	298,946	298,946	169,204	169,204
MSRs (1)	23,616	23,616	42,224	42,224
Excess MSRs (1)	31,788	31,788	31,814	31,814
Shared home appreciation options (1)	40,642	40,642	45,085	45,085
Cash and cash equivalents	378,233	378,233	196,966	196,966
Restricted cash	25,752	25,752	93,867	93,867
Accrued interest receivable	57,215	57,215	71,058	71,058
Derivative assets	90,717	90,717	35,701	35,701
REO (2)	14,366	15,714	9,462	10,389
Margin receivable (2)	93,745	93,745	209,776	209,776
FHLBC stock (2)	43,393	43,393	43,393	43,393
Guarantee asset (2)	905	905	1,686	1,686
Pledged collateral (2)	33,191	33,191	32,945	32,945
Liabilities
Short-term debt facilities	$2,082,717	$2,082,717	$2,176,591	$2,176,591
Short-term debt - servicer advance financing	258,931	258,931	152,554	152,554
Accrued interest payable	40,102	40,102	60,655	60,655
Margin payable (3)	1,283	1,283	1,700	1,700
Guarantee obligation (3)	13,395	12,382	14,009	13,754
Contingent consideration (3)	14,819	14,819	28,484	28,484
Derivative liabilities	114,614	114,614	163,424	163,424
ABS issued at fair value	6,461,864	6,461,864	10,515,475	10,515,475
FHLBC long-term borrowings	1,367,681	1,367,681	1,999,999	1,999,999
Other long-term debt, net	315,583	317,498	183,520	184,666
Convertible notes, net	631,857	359,875	631,125	661,985
Trust preferred securities and subordinated notes, net	138,640	27,900	138,628	99,045

(1)	These investments are included in Other investments on our consolidated balance sheets.

(2)	These assets are included in Other assets on our consolidated balance sheets.

(3)	These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

During the three months ended March 31, 2020, we elected the fair value option for $68 million of securities, $2.63 billion of residential loans (principal balance), $467 million of business purpose residential loans (principal balance), $159 million of servicer advance investments, $9 million of excess MSRs, and $4 million of shared home appreciation options. We anticipate electing the fair value option for all future purchases of residential and business purpose residential loans that we intend to sell to third parties or transfer to securitizations, as well as for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at March 31, 2020 and December 31, 2019, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2020	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$6,711,025	$—	$—	$6,711,025
Business purpose residential loans	3,463,742	—	—	3,463,742
Multifamily loans	470,484	—	—	470,484
Trading securities	164,219	—	—	164,219
Available-for-sale securities	129,243	—	—	129,243
Servicer advance investments	298,946	—	—	298,946
MSRs	23,616	—	—	23,616
Excess MSRs	31,788	—	—	31,788
Shared home appreciation options	40,642	—	—	40,642
Derivative assets	90,717	90,717	—	—
Pledged collateral	33,191	33,191	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	905	—	—	905

Liabilities
Contingent consideration	$14,819	$—	$—	$14,819
Derivative liabilities	114,614	110,648	—	3,966
ABS issued	6,461,864	—	—	6,461,864

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2020.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Residential Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	MSRs	Excess MSRs	Shared Home Appreciation Options
(In Thousands)
Beginning balance - December 31, 2019	$7,714,745	$3,506,743	$4,408,524	$860,540	$239,334	$169,204	$42,224	$31,814	$45,085
Acquisitions	2,695,846	—	—	67,639	31,181	158,618	—	9,468	3,517
Originations	—	486,710	—	—	—	—	—	—	—
Sales	(2,729,161)	(42,802)	—	(493,126)	(46,457)	—	—	—	—
Principal paydowns	(490,439)	(161,896)	(5,830)	(7,507)	(4,445)	(22,815)	—	—	(406)
Deconsolidations	—	—	(3,849,779)	—	—	—	—	—	—
Gains (losses) in net (loss) income, net	(478,743)	(320,528)	(82,431)	(263,327)	(90,370)	(6,061)	(18,608)	(9,494)	(7,554)
Other settlements, net (1)	(1,223)	(4,485)	—	—	—	—	—	—	—
Ending balance - March 31, 2020	$6,711,025	$3,463,742	$470,484	$164,219	$129,243	$298,946	$23,616	$31,788	$40,642

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

	Assets		Liabilities
	Guarantee Asset	Derivatives (2)	Contingent Consideration	ABS Issued
(In Thousands)
Beginning balance - December 31, 2019	$1,686	$8,860	$28,484	$10,515,475
Acquisitions	—	—	—	377,164
Principal paydowns	—	—	(13,353)	(363,696)
Deconsolidations	—	—	—	(3,706,789)
Gains (losses) in net (loss) income, net	(781)	18,005	(312)	(360,290)
Other settlements, net (1)	—	(30,831)	—	—
Ending balance - March 31, 2020	$905	$(3,966)	$14,819	$6,461,864

(1)
Other settlements, net for residential and business purpose residential loans represents the transfer of loans to REO, and for derivatives, the settlement of forward sale commitments and the transfer of the fair value of loan purchase or interest rate lock commitments at the time loans are acquired to the basis of residential and single-family rental loans.

(2)	For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments and interest rate lock commitments, are presented on a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the portion of gains or losses included in our consolidated statements of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at March 31, 2020 and 2019. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three months ended March 31, 2020 and 2019 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2020 and 2019 Included in Net Income

	Included in Net Income
	Three Months Ended March 31,
(In Thousands)	2020	2019
Assets
Residential loans at Redwood	$(102,867)	$35,801
Residential loans at consolidated Sequoia entities	(179,499)	14,472
Residential loans at consolidated Freddie Mac SLST entities	(193,035)	23,527
Business purpose residential loans	(68,864)	1,050
Single-family rental loans at consolidated CAFL entities	(271,917)	—
Multifamily loans at consolidated Freddie Mac K-Series entity	(10,351)	34,372
Trading securities	(136,359)	21,543
Servicer advance investments	(6,062)	1,008
MSRs	(16,640)	(4,295)
Excess MSRs	(9,494)	(437)
Shared home appreciation options	(7,554)	—
Loan purchase and interest rate lock commitments	—	4,962
Other assets - Guarantee asset	(781)	(277)

Liabilities
Loan purchase commitments	$(3,967)	$(753)
Contingent consideration	(312)	—
ABS issued	360,640	(60,182)

The following table presents information on assets recorded at fair value on a non-recurring basis at March 31, 2020. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at March 31, 2020.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2020

					Gain (Loss) for
March 31, 2020	Carrying Value	Fair Value Measurements Using			Three Months Ended
(In Thousands)		Level 1	Level 2	Level 3	March 31, 2020
Assets
REO	$4,456	$—	$—	$4,456	$(476)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three months ended March 31, 2020 and 2019.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended March 31,
(In Thousands)	2020	2019
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$(13,480)	$3,533
Residential loan purchase and forward sale commitments	21,435	11,311
Single-family rental loans held-for-sale, at fair value	11,467	1,603
Single-family rental loan purchase and interest rate lock commitments	341	141
Residential bridge loans	(3,934)	86
Risk management derivatives, net	(52,832)	(4,984)
Total mortgage banking activities, net (1)	$(37,003)	$11,690
Investment Fair Value Changes, Net
Residential loans held-for-investment, at Redwood	$(93,636)	$28,108
Single-family rental loans held-for-investment	(23,028)	—
Residential bridge loans held-for-investment	(38,602)	(303)
Trading securities	(263,325)	21,860
Servicer advance investments	(6,062)	1,008
Excess MSRs	(9,494)	(437)
Net investments in Legacy Sequoia entities (2)	(391)	(374)
Net investments in Sequoia Choice entities (2)	(69,669)	3,265
Net investments in Freddie Mac SLST entities (2)	(142,162)	6,365
Net investments in Freddie Mac K-Series entities (2)	(86,509)	3,119
Net investments in CAFL entities (2)	(67,846)	—
Other investments	(9,441)	(77)
Risk management derivatives, net	(59,142)	(42,375)
Credit losses on AFS securities	(1,525)	—
Total investment fair value changes, net	$(870,832)	$20,159
Other Income
MSRs	$(18,608)	$(5,102)
Risk management derivatives, net	13,966	2,251
Gain on re-measurement of 5 Arches investment	—	2,441
Total other income (3)	$(4,642)	$(410)
Total Market Valuation (Losses) Gains, Net	$(912,477)	$31,439

(1)
Mortgage banking activities, net presented above does not include fee income or provisions for repurchases that are components of Mortgage banking activities, net presented on our consolidated statements of income (loss), as these amounts do not represent market valuation changes.

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
March 31, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

At March 31, 2020, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2019. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

March 31, 2020	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(5)
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$86,053	Dollar price	$74.38	-	$99.50		$96.73

Jumbo hybrid loans	97,956	Dollar price	$90.00	-	$99.00		$97.78

Jumbo loans committed to sell	2,146,557	Whole loan committed sales price	$95.00	-	$103.50		$98.32

Loans held by Legacy Sequoia (1)	316,677	Liability price			N/A		N/A

Loans held by Sequoia Choice (1)	1,932,658	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (1)	2,131,125	Liability price			N/A		N/A

Business purpose residential loans:
Single-family rental loans	415,333	Senior credit spread	290	-	290	bps	290	bps
		Subordinate credit spread	400	-	2,700	bps	688	bps
		Senior credit support	32	-	47%		34%
		IO discount rate	14	-	14%		14%
		Prepayment rate (annual CPR)	5	-	5%		5%

Single-family rental loans held by CAFL	2,248,665	Liability price			N/A		N/A

Residential bridge loans	799,744	Discount rate	9	-	17%		12%

Multifamily loans held by Freddie Mac K-Series (1)	470,484	Liability price			N/A		N/A

Trading and AFS securities	293,462	Discount rate	5	-	51%		17%
		Prepayment rate (annual CPR)	6	-	34%		12%
		Default rate	—	-	7%		1%
		Loss severity	—	-	50%		9%

Servicer advance investments	298,946	Discount rate	5	-	5%		5%
		Prepayment rate (annual CPR)	8	-	14%		14%
		Expected remaining life (2)	2	-	2	years	2	years
		Mortgage servicing income	8	-	13	bps	10	bps

MSRs	23,616	Discount rate	13	-	13%		13%
		Prepayment rate (annual CPR)	8	-	63%		21%
		Per loan annual cost to service	$95	-	$95		$95

Excess MSRs	31,788	Discount rate	18	-	26%		22%
		Prepayment rate (annual CPR)	9	-	14%		11%
		Excess mortgage servicing income	8	-	17	bps	12	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

March 31, 2020	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range			Weighted Average (5)
Assets (continued)
Shared home appreciation options	$40,642	Discount rate	18	-	18%	18%
		Prepayment rate (annual CPR)	10	-	30%	23%
		Home price appreciation	3	-	3%	3%

Guarantee asset	905	Discount rate	11	-	11%	11%
		Prepayment rate (annual CPR)	37	-	37%	37%

REO	4,456	Loss severity	3	-	55%	32%

Liabilities
Residential loan purchase commitments, net	196	Committed sales price	$95.50	-	$95.50	$95.50
		Pull-through rate	100	-	100%	100%

ABS issued (1):
At consolidated Sequoia entities	2,102,295	Discount rate	3	-	32%	6%
		Prepayment rate (annual CPR)	15	-	43%	25%
		Default rate	—	-	15%	1%
		Loss severity	—	-	50%	19%

At consolidated Freddie Mac SLST entities	1,825,000	Discount rate	3	-	17%	4%
		Prepayment rate (annual CPR)	6	-	6%	6%
		Default rate	17	-	18%	17%
		Loss severity	30	-	30%	30%

At consolidated Freddie Mac K-Series entities (4)	447,699	Discount rate	2	-	20%	3%
		Non-IO prepayment rate (annual CPR)	—	-	—%	—%
		IO prepayment rate (annual CPY/CPP)	100	-	100%	100%

At consolidated CAFL entities (4)	2,086,870	Discount rate	1	-	68%	6%
		Prepayment rate (annual CPR)	—	-	5%	—%

Contingent consideration	14,819	Discount rate	23	-	23%	23%
		Probability of outcomes (3)	100	-	100%	100%

(1)
The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities. At March 31, 2020, the fair value of securities we owned at the consolidated Sequoia, Freddie Mac SLST, Freddie Mac K-Series, and CAFL entities was $148 million, $307 million, $23 million, and $167 million, respectively.

(2)	Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).

(3)	Represents the probability of a full payout of contingent purchase consideration.

(4)	As a market convention, certain securities are priced to a no-loss yield and therefore do not include default and loss severity assumptions.

(5)	The weighted average input values for all loan types are based on the unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
Residential loans at Redwood
Estimated fair values for residential loans are determined using third-party committed sales prices or models that incorporate various observable inputs, including pricing information from whole loan sales and securitizations. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Significant pricing inputs obtained from market whole loan transaction activity include indicative spreads to indexed to be announced ("TBA") prices and indexed swap rates for fixed-rate loans and indexed swap rates for hybrid loans (Level 3). Significant pricing inputs obtained from market securitization activity include indicative spreads to indexed TBA prices for senior residential mortgage-backed securities ("RMBS") and indexed swap rates for subordinate RMBS, senior credit support levels, and assumed future prepayment rates (Level 3). These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at March 31, 2020, we received dealer price indications on 78% of our securities, representing 91% of our carrying value. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.
Derivative assets and liabilities
Our derivative instruments include swaps, swaptions, TBAs, interest rate futures, loan purchase commitments ("LPCs"), and interest rate lock commitments ("IRLCs"). Fair values of derivative instruments are determined using quoted prices from active markets, when available, or from valuation models and are supported by valuations provided by dealers active in derivative markets. Fair values of TBAs and interest rate futures are generally obtained using quoted prices from active markets (Level 1). Our derivative valuation models for swaps and swaptions require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates, and correlations of certain inputs. Model inputs can generally be verified and model selection does not involve significant management judgment (Level 2).
LPC and IRLC fair values for residential jumbo and single-family rental loans are estimated based on the estimated fair values of the underlying loans (as described in "Residential loans at Redwood" and "Business purpose residential loans" above). In addition, fair values for LPCs and IRLCs are estimated based on the probability that the mortgage loan will be purchased or originated (the "Pull-through rate") (Level 3).
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
March 31, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
March 31, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
Contingent consideration
Contingent consideration is related to our acquisition of 5 Arches and is estimated and recorded at fair value as part of purchase consideration. Each reporting period we estimate the change in fair value of the contingent consideration, and such change is recognized in our consolidated statements of income (loss), unless it is determined to be a measurement period adjustment. The estimate of the fair value of contingent consideration requires significant judgment and assumptions to be made about future operating results, discount rates, and probabilities of projected operating result scenarios (Level 3).
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
March 31, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

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
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at March 31, 2020 and December 31, 2019.
Table 6.1 – Classifications and Carrying Values of Residential Loans

March 31, 2020		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale at fair value	$2,330,669	$—	$—	$—	$2,330,669
Held-for-investment at fair value	—	316,677	1,932,658	2,131,125	4,380,460
Total Residential Loans	$2,330,669	$316,677	$1,932,658	$2,131,125	$6,711,129

December 31, 2019		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale at fair value	$536,385	$—	$—	$—	$536,385
Held-for-investment at fair value	2,111,897	407,890	2,291,463	2,367,215	7,178,465
Total Residential Loans	$2,648,282	$407,890	$2,291,463	$2,367,215	$7,714,850
At March 31, 2020, we owned mortgage servicing rights associated with $1.75 billion (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 6. Residential Loans - (continued)

Residential Loans Held-for-Sale
At Fair Value
At March 31, 2020, we owned 3,345 loans held-for-sale at fair value with an aggregate unpaid principal balance of $2.37 billion and a fair value of $2.33 billion, compared to 669 loans with an aggregate unpaid principal balance of $525 million and a fair value of $536 million at December 31, 2019. At March 31, 2020, six of these loans with an aggregate fair value and unpaid principal balance of $3 million were greater than 90 days delinquent and one of these loans with a fair value of $0.4 million and an unpaid principal balance of $1 million was in foreclosure. At December 31, 2019, one of these loans with a fair value of $0.6 million and an unpaid principal balance of $0.7 million was greater than 90 days delinquent and none of these loans were in foreclosure.
During the three months ended March 31, 2020 and 2019, we purchased $2.63 billion and $0.96 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $2.66 billion and $1.16 billion (principal balance) of loans, respectively, for which we recorded a net market valuation loss of $13 million and a net market valuation gain of $4 million, respectively, through Mortgage banking activities, net on our consolidated statements of income (loss). At March 31, 2020, loans held-for-sale with a market value of $882 million were pledged as collateral under short-term borrowing agreements. At March 31, 2020, we committed to sell $2.15 billion of residential loans to third parties for settlement during the second quarter of 2020.
Residential Loans Held-for-Investment at Fair Value
At Redwood
At March 31, 2020, we did not own any held-for-investment loans at Redwood. At December 31, 2019, we owned 2,940 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.05 billion and a fair value of $2.11 billion. At December 31, 2019, two of these loans with an aggregate fair value of $1 million and an unpaid principal balance of $2 million were greater than 90 days delinquent and none of these loans were in foreclosure.
During the three months ended March 31, 2020 and 2019, we purchased zero and $39 million (principal balance) of loans, respectively, for which we elected the fair value option, and did not sell any loans during either of these periods. During the three months ended March 31, 2020 and 2019, we transferred loans with a fair value of $13 million and $39 million, respectively, from held-for-sale to held-for-investment. During the three months ended March 31, 2020 and 2019, we transferred loans with a fair value of $1.87 billion and $23 million, respectively, from held-for-investment to held-for-sale. During the three months ended March 31, 2020 and 2019, we recorded a net market valuation loss of $94 million and a net market valuation gain of $28 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income (loss).
At Consolidated Legacy Sequoia Entities
At March 31, 2020, we consolidated 2,123 held-for-investment loans at consolidated Legacy Sequoia entities, with an aggregate unpaid principal balance of $402 million and a fair value of $317 million, as compared to 2,198 loans at December 31, 2019, with an aggregate unpaid principal balance of $425 million and a fair value of $408 million. At origination, the weighted average FICO score of borrowers backing these loans was 727, the weighted average LTV ratio of these loans was 65%, and the loans were nearly all first lien and prime-quality.
At March 31, 2020 and December 31, 2019, the aggregate unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $9 million and $10 million, respectively, of which the aggregate unpaid principal balance of loans in foreclosure was $5 million and $4 million, respectively. During the three months ended March 31, 2020 and 2019, we recorded a net market valuation loss of $69 million and a net market valuation gain of $5 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income (loss). Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the associated ABS issued. The net impact to our income statement associated with our retained economic investment in the Legacy Sequoia securitization entities is presented in Note 5.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 6. Residential Loans - (continued)

At Consolidated Sequoia Choice Entities
At March 31, 2020, we consolidated 2,831 held-for-investment loans at the consolidated Sequoia Choice entities, with an aggregate unpaid principal balance of $1.99 billion and a fair value of $1.93 billion, as compared to 3,156 loans at December 31, 2019 with an aggregate unpaid principal balance of $2.24 billion and a fair value of $2.29 billion. At origination, the weighted average FICO score of borrowers backing these loans was 743, the weighted average LTV ratio of these loans was 75%, and the loans were all first lien and prime-quality. At March 31, 2020, five of these loans with an aggregate unpaid principal balance of $3 million were greater than 90 days delinquent and four of these loans with an aggregate unpaid principal balance of $3 million was in foreclosure. At December 31, 2019, nine of these loans with an aggregate unpaid principal balance of $7 million were greater than 90 days delinquent and three of these loans with an aggregate unpaid principal balance of $2 million were in foreclosure.
During the three months ended March 31, 2020, we did not transfer any loans from held-for-sale to held-for-investment associated with Choice securitizations. During the three months ended March 31, 2019, we transferred loans with a fair value of $350 million from held-for-sale to held-for-investment associated with Choice securitizations. During the three months ended March 31, 2020, we recorded a net market valuation loss of $110 million and a net market valuation gain of $10 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income (loss). Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with Choice securitizations. The net impact to our income statement associated with our retained economic investment in the Sequoia Choice securitization entities is presented in Note 5.
At Consolidated Freddie Mac SLST Entities
Beginning in 2018, we invested in subordinate securities issued by certain Freddie Mac SLST securitization trusts and were required to consolidate the underlying seasoned re-performing and non-performing residential loans owned at these entities for financial reporting purposes in accordance with GAAP. At securitization, each of these mortgage loans was a fully amortizing, fixed- or step-rate, first-lien loan that had been modified. At March 31, 2020, we consolidated 14,303 held-for-investment loans at the consolidated Freddie Mac SLST entities, with an aggregate unpaid principal balance of $2.39 billion and a fair value of $2.13 billion, as compared to 14,502 loans at December 31, 2019 with an aggregate unpaid principal balance of $2.43 billion and a fair value of $2.37 billion. At securitization, the weighted average FICO score of borrowers backing these loans was 600 and the weighted average LTV ratio of these loans was 73%. At March 31, 2020, 632 of these loans with an aggregate unpaid principal balance of $156 million were greater than 90 days delinquent, and 286 of these loans with an aggregate unpaid principal balance of $46 million were in foreclosure. At December 31, 2019, 587 of these loans with an aggregate unpaid principal balance of $135 million were greater than 90 days delinquent and 208 of these loans with an aggregate unpaid principal balance of $33 million were in foreclosure.
During the three months ended March 31, 2020 and 2019, we recorded a net market valuation loss of $193 million and a net market valuation gain of $24 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income (loss). Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with the Freddie Mac SLST securitizations. The net impact to our income statement associated with our economic investment in the Freddie Mac SLST securitization entities is presented in Note 5.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 7. Business Purpose Residential Loans
We originate business purpose residential loans, including single-family rental loans and residential bridge loans. This origination activity commenced in connection with our acquisitions of 5 Arches and CoreVest in 2019.
Business Purpose Residential Loan Originations
During the three months ended March 31, 2020, we funded $487 million of business purpose residential loans, of which $21 million of residential bridge loans and $26 million of single-family rental loans were sold to third parties. The remaining business purpose residential loans were transferred to our investment portfolio (residential bridge loans and certain single-family rental loans), or retained in our mortgage banking business (single-family rental loans) for future securitizations. Prior to the transfer of residential bridge loans to our investment portfolio, we recorded a net market valuation loss of $0.2 million on these loans through Mortgage banking activities, net on our consolidated statements of income (loss) for the three months ended March 31, 2020. Market valuation adjustments on our single-family rental loans are also recorded in Mortgage banking activities, net on our consolidated statements of income (loss) prior to their sale or transfer to our investment portfolio. Additionally, during the three months ended March 31, 2020, we recorded loan origination fee income associated with business purpose residential loans of $8 million through Mortgage banking activities, net on our consolidated statements of income (loss).
The following table summarizes the classifications and carrying values of the business purpose residential loans owned at Redwood at March 31, 2020 and December 31, 2019.
Table 7.1 – Classifications and Carrying Values of Business Purpose Residential Loans

March 31, 2020	Single-Family Rental		Residential
(In Thousands)	Redwood	CAFL	Bridge	Total
Held-for-sale at fair value	$415,333	—	$—	$415,333
Held-for-investment at fair value	—	2,248,665	799,744	3,048,409
Total Business Purpose Residential Loans	$415,333	$2,248,665	$799,744	$3,463,742

December 31, 2019	Single-Family Rental		Residential
(In Thousands)	Redwood	CAFL	Bridge	Total
Held-for-sale at fair value	$331,565	$—	$—	$331,565
Held-for-investment at fair value	237,620	2,192,552	745,006	3,175,178
Total Business Purpose Residential Loans	$569,185	$2,192,552	$745,006	$3,506,743
Business Purpose Residential Loans Held-for-Sale at Fair Value
Single-Family Rental Loans
At March 31, 2020, we owned 222 single-family rental loans held-for-sale with an aggregate unpaid principal balance of $440 million and a fair value of $415 million, as compared to 201 loans at December 31, 2019 with an aggregate unpaid principal balance of $322 million and a fair value of $332 million. At March 31, 2020, two of these loans with an aggregate unpaid principal balance and fair value of $1 million were greater than 90 days delinquent, of which one of these loans with an unpaid principal balance of $0.1 million was in foreclosure. At December 31, 2019, two of these loans with an aggregate unpaid principal balance and fair value of $2 million were greater than 90 days delinquent, of which one of these loans with an unpaid principal balance of $0.1 million was in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

During the three months ended March 31, 2020, we originated $260 million of single-family rental loans. During the three months ended March 31, 2020, $38 million of single-family rental loans were transferred to our investment portfolio and financed with FHLB borrowings, and the remaining loans were retained in our mortgage banking business. During this same period, we transferred $378 million of single-family rental loans from held-for-sale to held-for-investment associated with a CAFL securitization and sold $26 million to third parties. Additionally, at March 31, 2020, we transferred all held-for-investment single-family rental loans to held-for-sale. During the three months ended March 31, 2020 and 2019, we recorded a net market valuation gain of $10 million and a net market valuation gain of $1 million, respectively, on single-family rental loans held-for-sale at fair value through Mortgage banking activities, net on our consolidated statements of income (loss).
The outstanding single-family rental loans held-for-sale at March 31, 2020 were first lien, fixed-rate loans with original maturities of five, seven, or ten years. At March 31, 2020, the weighted average coupon of our single-family rental loans was 4.93% and the weighted average remaining loan term was seven years. At origination, the weighted average LTV ratio of these loans was 70% and the weighted average debt service coverage ratio ("DSCR") was 1.38 times.
Business Purpose Residential Loans Held-for-Investment at Fair Value
Single-Family Rental Loans at Redwood
At March 31, 2020, we did not own any single-family rental loan held-for-investment. At December 31, 2019, we owned 107 single-family rental loans held-for-investment with an aggregate unpaid principal balance of $231 million and a fair value of $238 million. At December 31, 2019, none of these loans were greater than 90 days delinquent or in foreclosure. During the three months ended March 31, 2020, we recorded a net market valuation loss of $23 million on single-family rental loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income (loss). At March 31, 2020, we transferred all existing loans from held-for-investment to held-for-sale.
Single-Family Rental Loans at CAFL
In conjunction with our acquisition of CoreVest in the fourth quarter of 2019, we consolidated the single-family rental loans owned at certain CAFL securitization entities. At March 31, 2020, we consolidated 889 held-for-investment single-family rental loans at the consolidated CAFL entities, with an aggregate unpaid principal balance of $2.37 billion and a fair value of $2.25 billion, as compared to 783 loans at December 31, 2019 with an aggregate unpaid principal balance of $2.08 billion and a fair value of $2.19 billion. The outstanding single-family rental loans held-for-investment at CAFL at March 31, 2020 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years. At March 31, 2020, the weighted average coupon of our single-family rental loans was 5.60% and the weighted average remaining loan term was six years. At origination, the weighted average LTV ratio of these loans was 68% and the weighted average DSCR was 1.36 times. At March 31, 2020, 14 of these loans with an aggregate unpaid principal balance of $24 million were greater than 90 days delinquent and seven of these loans with an aggregate unpaid principal balance of $10 million were in foreclosure. At December 31, 2019, 18 of these loans with an aggregate unpaid principal balance of $29 million were greater than 90 days delinquent and five of these loans with an aggregate unpaid principal balance of $9 million were in foreclosure.
During the three months ended March 31, 2020, we recorded a net market valuation loss of $272 million on these loans through Investment fair value changes, net on our consolidated statements of income (loss). Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with CAFL securitizations. The net impact to our income statement associated with our retained economic investment in the CAFL securitization entities is presented in Note 5.
Residential Bridge Loans
At March 31, 2020, we owned 3,053 residential bridge loans held-for-investment with an aggregate unpaid principal balance of $833 million and a fair value of $800 million, as compared to 2,653 loans at December 31, 2019 with an aggregate unpaid principal balance of $743 million and a fair value of $745 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

As part of our credit risk management practices, our residential bridge loans are subject to individual risk assessment using an internal borrower and collateral quality evaluation framework. At March 31, 2020, 16 loans with an aggregate fair value of $32 million and an unpaid principal balance of $36 million were greater than 90 days delinquent, of which 11 of these loans with an aggregate fair value of $21 million and an unpaid principal balance of $24 million were in foreclosure. At December 31, 2019, 31 loans with an aggregate fair value of $12 million and an unpaid principal balance of $14 million were in foreclosure, of which 15 of these loans with an aggregate fair value of $7 million and an unpaid principal balance of $9 million were greater than 90 days delinquent. During the three months ended March 31, 2020, we transferred one loan with a fair value of $1 million to REO, which is included in Other assets on our consolidated balance sheets.
During the three months ended March 31, 2020, $206 million of newly originated residential bridge loans were transferred to our investment portfolio. During the three months ended March 31, 2020 and 2019, we recorded net market valuation losses of $39 million and $0.3 million, respectively, on residential bridge loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income (loss).
The outstanding residential bridge loans held-for-investment at March 31, 2020 were first lien, fixed-rate, interest-only loans with a weighted average coupon of 7.95% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 728 and the weighted average LTV ratio of these loans was 69%.
At March 31, 2020, we had a $223 million commitment to fund residential bridge loans. See Note 16 for additional information on this commitment.
Note 8. Multifamily Loans
Since 2018, we invested in multifamily subordinate securities issued by Freddie Mac K-Series securitization trusts and were required to consolidate the underlying multifamily loans owned at these entities for financial reporting purposes in accordance with GAAP. During the first quarter of 2020, we sold subordinate securities issued by four such Freddie Mac K-Series securitization trusts and deconsolidated $3.85 billion of multifamily loans. See Note 2 for further discussion.
At March 31, 2020, we consolidated 28 held-for-investment multifamily loans, with an aggregate unpaid principal balance of $465 million and a fair value of $470 million, as compared to 279 loans at December 31, 2019 with an aggregate unpaid principal balance of $4.20 billion and a fair value of $4.41 billion. The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entities at March 31, 2020 were first-lien, fixed-rate loans that were originated in 2015 and had original loan terms of ten years and an original weighted average LTV ratio of 67%. At March 31, 2020, the weighted average coupon of these multifamily loans was 4.25% and the weighted average remaining loan term was five years. At both March 31, 2020 and December 31, 2019, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three months ended March 31, 2020 and 2019, we recorded a net market valuation loss of $82 million and a net market valuation gain of $34 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income (loss). Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with the securitizations. The net impact to our income statement associated with our economic investment in the securities of the Freddie Mac K-Series securitization entities is presented in Note 5.
Note 9. Real Estate Securities
We invest in real estate securities that we acquire from third parties or create and retain from our Sequoia securitizations. The following table presents the fair values of our real estate securities by type at March 31, 2020 and December 31, 2019.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	March 31, 2020	December 31, 2019
Trading	$164,219	$860,540
Available-for-sale	129,243	239,334
Total Real Estate Securities	$293,462	$1,099,874

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 9. Real Estate Securities - (continued)

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
Trading Securities
The following table presents the fair value of trading securities by position and collateral type at March 31, 2020 and December 31, 2019.
Table 9.2 – Trading Securities by Position

(In Thousands)	March 31, 2020	December 31, 2019
Senior	$39,559	$150,067
Mezzanine	53,781	538,489
Subordinate	70,879	171,984
Total Trading Securities	$164,219	$860,540
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). At March 31, 2020 and December 31, 2019, our senior trading securities included $40 million and $64 million of interest-only securities, respectively, for which there is no principal balance, and the unpaid principal balance of our remaining senior trading securities was zero and $84 million, respectively. Our interest-only securities included $19 million and $36 million of A-IO-S securities at March 31, 2020 and December 31, 2019, respectively, which are securities we retained from certain of our Sequoia securitizations that represent certificated servicing strips. At March 31, 2020 and December 31, 2019, our senior trading securities included $13 million and $55 million of RPL securities, respectively.
At March 31, 2020 and December 31, 2019, our mezzanine trading securities had an unpaid principal balance of $69 million and $537 million, respectively. At March 31, 2020 and December 31, 2019, the fair value of our mezzanine securities was $54 million and $538 million, respectively, and included $28 million and $39 million of Sequoia securities, respectively, zero and $395 million of multifamily securities, respectively, and $26 million and $104 million of other third-party residential securities, respectively, including $5 million and $30 million of RPL securities, respectively.
At March 31, 2020 and December 31, 2019, our subordinate trading securities had an unpaid principal balance of $283 million and $302 million, respectively. At March 31, 2020 and December 31, 2019, the fair value of our subordinate securities was $71 million and $172 million, respectively, and included $20 million and $90 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $47 million and $82 million, respectively, of other third-party residential securities, including $44 million and $76 million of RPL securities, respectively.
During the three months ended March 31, 2020 and 2019, we acquired $56 million and $154 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $619 million and $29 million, respectively, of such securities. During the three months ended March 31, 2020 and 2019, we recorded a net market valuation loss of $263 million and a net market valuation gain of $22 million, respectively, on trading securities, included in Investment fair value changes, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at March 31, 2020 and December 31, 2019.
Table 9.3 – Available-for-Sale Securities by Position

(In Thousands)	March 31, 2020	December 31, 2019
Senior	$—	$25,792
Mezzanine	—	13,687
Subordinate	129,243	199,855
Total AFS Securities	$129,243	$239,334

At March 31, 2020 and December 31, 2019, our available-for-sale securities were comprised of $106 million and $230 million of residential mortgage-backed securities, respectively, and $23 million and $9 million of multifamily mortgage-backed securities, respectively. During the three months ended March 31, 2020, we purchased $31 million and $5 million of AFS securities, respectively, and sold $46 million and $42 million of AFS securities, respectively, which resulted in net realized gains of $4 million and $7 million, respectively.
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
At March 31, 2020, we had $20 million of AFS securities with contractual maturities less than five years, $2 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at March 31, 2020 and December 31, 2019.
Table 9.4 – Carrying Value of AFS Securities

March 31, 2020
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$—	$—	$280,024	$280,024
Credit reserve	—	—	(37,717)	(37,717)
Unamortized discount, net	—	—	(109,538)	(109,538)
Amortized cost	—	—	132,769	132,769
Gross unrealized gains	—	—	22,315	22,315
Gross unrealized losses	—	—	(24,316)	(24,316)
Allowance for credit losses	—	—	(1,525)	(1,525)
Carrying Value	$—	$—	$129,243	$129,243

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 9. Real Estate Securities - (continued)

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

The following table presents the changes for the three months ended March 31, 2020, in unamortized discount and designated credit reserves on AFS securities.
Table 9.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended March 31, 2020
	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$32,940	$124,255
Amortization of net discount	—	(1,754)
Realized credit losses	(519)	—
Acquisitions	5,184	777
Sales, calls, other	(206)	(13,422)
(Release of) transfers to credit reserves, net	318	(318)
Ending Balance	$37,717	$109,538

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of AFS securities that were in a gross unrealized loss position at March 31, 2020 and December 31, 2019.
Table 9.6 – Components of Fair Value of AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
March 31, 2020	$97,730	$(24,316)	$71,889	$—	$—	$—
December 31, 2019	—	—	—	5,830	(29)	5,801

At March 31, 2020, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 100 AFS securities, of which 57 were in an unrealized loss position and zero were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2019, our consolidated balance sheet included 107 AFS securities, of which one was in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 9. Real Estate Securities - (continued)

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $24 million at March 31, 2020. Pursuant to our adoption of ASU 2016-13, "Financial Instruments - Credit Losses" in the first quarter of 2020, we evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At March 31, 2020, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At March 31, 2020, our allowance for credit losses related to our AFS securities was $2 million. AFS securities for which an allowance is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at March 31, 2020.
Table 9.7 – Significant Credit Quality Indicators

March 31, 2020	Subordinate Securities
Prepayment rate	12%
Default rate	0.5%
Loss severity	20%

The following table details the activity related to the allowance for credit losses for AFS securities held at March 31, 2020.
Table 9.8 – Rollforward of Allowance for Credit Losses

Three Months Ended
(In Thousands)	March 31, 2020
Beginning balance allowance for credit losses	$—
Transition impact from adoption of new standard	—
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	1,525
Allowance on purchased financial assets with credit deterioration	—
Reduction for securities sold during the period	—
Write-offs charged against allowance	—
Recoveries of amounts previously written off	—
Ending balance of allowance for credit losses	$1,525

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 9. Real Estate Securities - (continued)

Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three months ended March 31, 2020 and 2019.
Table 9.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended March 31,
(In Thousands)	2020	2019
Gross realized gains - sales	$7,705	$6,660
Gross realized gains - calls	—	4,026
Gross realized losses - sales	(3,853)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$3,852	$10,686

Note 10. Other Investments
Other investments at March 31, 2020 and December 31, 2019 are summarized in the following table.
Table 10.1 – Components of Other Investments

(In Thousands)	March 31, 2020	December 31, 2019
Servicer advance investments	$298,946	$169,204
Shared home appreciation options	40,642	45,085
Excess MSRs	31,788	31,814
Mortgage servicing rights	23,616	42,224
Investment in multifamily loan fund	15,731	39,802
Other	35,497	30,001
Total Other Investments	$446,220	$358,130

Servicer advance investments
In 2018, we and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to a portfolio of legacy residential mortgage-backed securitizations serviced by the co-investor (Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding the transaction). At March 31, 2020, we had funded $90 million of total capital to the SA Buyers (see Note 16 for additional detail).
At March 31, 2020, our servicer advance investments had a carrying value of $299 million and were associated with a portfolio of residential mortgage loans with an unpaid principal balance of $10.25 billion. The outstanding servicer advance receivables associated with this investment were $283 million at March 31, 2020, which were financed with short-term non-recourse securitization debt (see Note 13 for additional detail on this debt). The servicer advance receivables were comprised of the following types of advances at March 31, 2020 and December 31, 2019:
Table 10.2 – Components of Servicer Advance Receivables

(In Thousands)	March 31, 2020	December 31, 2019
Principal and interest advances	$113,612	$15,081
Escrow advances (taxes and insurance advances)	117,876	96,732
Corporate advances	51,255	39,769
Total Servicer Advance Receivables	$282,743	$151,582

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

We account for our servicer advance investments at fair value and during the three months ended March 31, 2020 and 2019, we recorded $3 million of interest income associated with these investments for each of these periods, and recorded a net market valuation loss of $6 million and a net market valuation gain of $1 million, respectively, through Investment fair value changes, net in our consolidated statements of income (loss).
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
At March 31, 2020 and December 31, 2019, our MSRs had a fair value of $24 million and $42 million, respectively, and were associated with loans with an aggregate principal balance of $4.10 billion and $4.35 billion, respectively.
The following table presents activity for MSRs for the three months ended March 31, 2020 and 2019.
Table 10.3 – Activity for MSRs

	Three Months Ended March 31,
(In Thousands)	2020	2019
Balance at beginning of period	$42,224	$60,281
Additions	—	104
Changes in fair value due to:
Changes in assumptions (1)	(16,746)	(3,586)
Other changes (2)	(1,862)	(1,515)
Balance at End of Period	$23,616	$55,284

(1)	Primarily reflects changes in prepayment assumptions due to changes in market interest rates.

(2)	Represents changes due to the realization of expected cash flows.
The following table presents the components of our MSR income (loss) for the three months ended March 31, 2020 and 2019.
Table 10.4 – Components of MSR Income (Loss), net

	Three Months Ended March 31,
(In Thousands)	2020	2019
Servicing income	$3,311	$3,610
Cost of sub-servicer	(478)	(503)
Net servicing fee income	2,833	3,107
Market valuation changes of MSRs	(18,608)	(5,101)
Market valuation changes of associated derivatives	13,966	2,251
MSR Income (Loss), Net (1)	$(1,809)	$257

(1)	MSR income, net is included in Other income on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three months ended March 31, 2020 and 2019, we recognized $3 million and $2 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $9 million and $0.4 million, respectively, through Investment fair value changes, net on our consolidated statements of income (loss).
Investment in Multifamily Loan Fund
In January 2019, we invested in a limited partnership created to acquire floating rate, light-renovation multifamily loans from Freddie Mac. We committed to fund an aggregate of $78 million to the partnership, and have funded approximately $54 million at March 31, 2020. During the three months ended March 31, 2020, we acquired $28 million of securities from the partnership's first securitization transaction. At March 31, 2020, the carrying amount of our investment in the partnership was $16 million. During the three months ended March 31, 2020, we recorded $1 million of income associated with this investment in Other income on our consolidated statements of income (loss).
Shared Home Appreciation Options
In the third quarter of 2019, we entered into a flow purchase agreement to acquire shared home appreciation options. At March 31, 2020, we had acquired $47 million of shared home appreciation options under this flow purchase agreement and had an outstanding commitment to fund up to an additional $3 million under this agreement. We account for these investments under the fair value option and during the three months ended March 31, 2020, we recorded a net market valuation loss of $8 million related to these assets through Investment fair value changes, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 11. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at March 31, 2020 and December 31, 2019.
Table 11.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	March 31, 2020		December 31, 2019
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$—	$—	$17,095	$1,399,000
TBAs	90,717	4,490,000	5,755	2,445,000
Interest rate futures	—	—	777	213,700
Swaptions	—	—	1,925	1,065,000
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	—	—	10,149	1,537,162
Total Assets	$90,717	$4,490,000	$35,701	$6,659,862

Liabilities - Cash Flow Hedges
Interest rate swaps	$—	$—	$(51,530)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	—	—	(97,235)	2,314,300
TBAs	(110,648)	4,490,000	(13,359)	4,160,000
Interest rate futures	—	—	(10)	12,300
Liabilities - Other Derivatives
Loan purchase commitments	(3,966)	226,372	(1,290)	303,394
Total Liabilities	$(114,614)	$4,716,372	$(163,424)	$6,929,494
Total Derivative Financial Instruments, Net	$(23,897)	$9,206,372	$(127,723)	$13,589,356

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 11. Derivative Financial Instruments - (continued)

Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At March 31, 2020, we were party to TBA agreements sold with an aggregate notional amount of $8.98 billion. At December 31, 2019, we were party to swaps and swaptions with an aggregate notional amount of $4.78 billion, TBA agreements sold with an aggregate notional amount of $6.61 billion, and interest rate futures contracts with an aggregate notional amount of $226 million.
During the three months ended March 31, 2020 and 2019, risk management derivatives had net market valuation losses of $98 million and $45 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and Other income on our consolidated statements of income (loss). During the three months ended March 31, 2020, we settled substantially all of our outstanding derivative contracts as we determined that they were no longer effectively managing the risks associated with certain assets and liabilities.
Loan Purchase and Interest Rate Lock Commitments
LPCs and IRLCs that qualify as derivatives are recorded at their estimated fair values. For the three months ended March 31, 2020 and 2019, LPCs and IRLCs had net market valuation gains of $18 million and $11 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss).
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges.
For the three months ended March 31, 2020 and 2019, changes in the values of designated cash flow hedges were negative $33 million and negative $6 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. During the three months ended March 31, 2020, we terminated and settled all of our outstanding derivatives that had been designated as cash flow hedges with a payment of $84 million. For interest rate agreements currently or previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $84 million and $51 million at March 31, 2020 and December 31, 2019, respectively. We will amortize this loss into interest expense over the remaining term of the trust preferred securities and subordinated notes.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three months ended March 31, 2020 and 2019.
Table 11.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended March 31,
(In Thousands)	2020	2019
Net interest expense on cash flows hedges	$(860)	$(637)
Realized net losses reclassified from other comprehensive income	(79)	—
Total Interest Expense	$(939)	$(637)

Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At March 31, 2020, we assessed this risk as remote and did not record a specific valuation adjustment.
At March 31, 2020, we were in compliance with our derivative counterparty ISDA agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 12. Other Assets and Liabilities
Other assets at March 31, 2020 and December 31, 2019 are summarized in the following table.
Table 12.1 – Components of Other Assets

(In Thousands)	March 31, 2020	December 31, 2019
Margin receivable	$93,745	$209,776
Investment receivable	58,541	23,330
FHLBC stock	43,393	43,393
Pledged collateral	33,191	32,945
Right-of-use asset	16,375	11,866
REO	14,366	9,462
Fixed assets and leasehold improvements (1)	4,966	4,901
Other	30,776	12,590
Total Other Assets	$295,353	$348,263

(1)	Fixed assets and leasehold improvements had a basis of $12 million and accumulated depreciation of $7 million at March 31, 2020.
Accrued expenses and other liabilities at March 31, 2020 and December 31, 2019 are summarized in the following table.
Table 12.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	March 31, 2020	December 31, 2019
Dividends payable	$37,800	$—
Lease liability	18,072	13,443
Contingent consideration	14,819	28,484
Payable to minority partner	14,804	13,189
Guarantee obligations	13,395	14,009
Accrued compensation	9,582	33,888
Residential bridge loan holdbacks	9,066	10,682
Deferred tax liabilities	5,152	5,152
Residential loan and MSR repurchase reserve	4,460	4,268
Other	36,449	23,123
Total Accrued Expenses and Other Liabilities	$163,599	$146,238

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for additional descriptions of our other assets and liabilities.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. Through March 31, 2020, we had met all margin calls due.
Dividends Payable
Dividends payable of $38 million at March 31, 2020 represent cash dividends on our common stock and certain equity awards for the first quarter of 2020, which were paid on May 8, 2020 to shareholders of record on March 16, 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 12. Other Assets and Liabilities - (continued)

REO
The carrying value of REO at March 31, 2020 was $14 million, which included $1 million of REO from our Legacy Sequoia entities, $7 million from our residential bridge loan portfolio, $1 million from our consolidated Freddie Mac SLST entities, and $5 million from CAFL entities. At March 31, 2020, there were five REO assets at our Legacy Sequoia entities, four residential bridge loan REO assets, nine REO assets at our Freddie Mac SLST entities, and two REO assets at our CAFL entities recorded on our consolidated balance sheets. During the three months ended March 31, 2020, transfers into REO included $1 million from Legacy Sequoia entities, a $1 million residential bridge loan, $1 million from Freddie Mac SLST entities, and $4 million from CAFL entities. During the three months ended March 31, 2020, there were REO liquidations of $1 million, resulting in $0.5 million of unrealized losses which were recorded in Investment fair value changes, net, on our consolidated statements of income (loss). At December 31, 2019, there were four REO assets at our Legacy Sequoia entities, four residential bridge loan REO assets, three REO assets at our Freddie Mac SLST entities, and two REO assets at our CAFL entities recorded on our consolidated balance sheets.
Note 13. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and investment banking firms. At March 31, 2020, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at March 31, 2020 and December 31, 2019.
Table 13.1 – Short-Term Debt

	March 31, 2020
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	4	$841,186	$1,525,000	2.38%	10/2020-3/2021	312
Business purpose residential loan warehouse (2)	6	756,384	1,410,000	3.51%	12/2020-5/2022	404
Real estate securities repo (1)	7	485,147	—	2.77%	4/2020-6/2020	32
Total Short-Term Debt Facilities	17	2,082,717
Servicer advance financing	1	258,931	400,000	2.57%	11/2020	244
Total Short-Term Debt		$2,341,648

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 13. Short-Term Debt - (continued)

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

(1)
Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At March 31, 2020 and December 31, 2019, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.

(2)
Due to the revolving nature of the borrowings under these facilities, we have classified these facilities as short-term debt at March 31, 2020. Borrowings under these facilities will be repaid as the underlying loans mature or are sold to third parties or transferred to securitizations.

The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt facilities at March 31, 2020 and December 31, 2019.
Table 13.2 – Collateral for Short-Term Debt

(In Thousands)	March 31, 2020	December 31, 2019
Collateral Type
Held-for-sale residential loans	$881,607	$201,949
Business purpose residential loans	908,712	988,179
Real estate securities
On balance sheet	78,909	618,881
Sequoia Choice securitizations (1)	51,026	111,341
Freddie Mac SLST securitizations (1)	307,175	381,640
Freddie Mac K-Series securitizations (1)	22,785	252,284
CAFL securitizations (1)	—	127,840
Total real estate securities owned	459,895	1,491,986
Other assets (2)	106,467	16,252
Total Collateral for Short-Term Debt	$2,356,681	$2,698,366

(1)	Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.

(2)
In addition to securities that serve as collateral for our securities repo borrowings, we had posted $74 million of cash collateral as margin with our borrowing counterparties and had trade receivables from third parties of $32 million related to securities sold in March 2020, which settled in April 2020.

For the three months ended March 31, 2020 and 2019, the average balances of our short-term debt facilities were $1.74 billion and $1.61 billion, respectively. At March 31, 2020 and December 31, 2019, accrued interest payable on our short-term debt facilities was $4 million and $6 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 13. Short-Term Debt - (continued)

Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At March 31, 2020, the fair value of servicer advances, cash and restricted cash collateralizing the securitization financing was $297 million. At March 31, 2020, the accrued interest payable balance on this financing was $0.2 million and the unamortized capitalized commitment costs were $1 million.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $3 million at March 31, 2020. At both March 31, 2020 and December 31, 2019, we had no outstanding borrowings on this facility.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt as well as our convertible notes at March 31, 2020.
Table 13.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	March 31, 2020
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$—	$841,186	$841,186
Business purpose residential loans	—	—	756,384	756,384
Real estate securities	260,035	225,112	—	485,147
Total Secured Short-Term Debt	260,035	225,112	1,597,570	2,082,717
Servicer advance financing	—	—	258,931	258,931
Total Short-Term Debt	$260,035	$225,112	$1,856,501	$2,341,648

Note 14. Asset-Backed Securities Issued
The carrying values of ABS issued by our consolidated securitization entities at March 31, 2020 and December 31, 2019, along with other selected information, are summarized in the following table.
Table 14.1 – Asset-Backed Securities Issued

March 31, 2020	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Total
(Dollars in Thousands)
Certificates with principal balance	$398,352	$1,776,396	$1,800,218	$418,212	$2,141,434	$6,534,612
Interest-only certificates	1,356	10,862	24,782	14,383	93,801	145,184
Market valuation adjustments	(87,507)	2,836	—	15,104	(148,365)	(217,932)
ABS Issued, Net	$312,201	$1,790,094	$1,825,000	$447,699	$2,086,870	$6,461,864
Range of weighted average interest rates, by series	1.81% to 2.91%	4.37% to 5.04%	3.50%	3.53%	3.22% to 5.22%
Stated maturities	2024 - 2036	2047 - 2049	2028 - 2029	2025	2022 - 2048
Number of series	20	9	2	1	11

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 14. Asset-Backed Securities Issued - (continued)

December 31, 2019	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Total
(Dollars in Thousands)
Certificates with principal balance	$420,056	$1,979,719	$1,842,682	$3,844,789	$1,875,007	$9,962,253
Interest-only certificates	1,282	16,514	30,291	217,891	90,134	356,112
Market valuation adjustments	(18,873)	40,965	45,349	93,559	36,110	197,110
ABS Issued, Net	$402,465	$2,037,198	$1,918,322	$4,156,239	$2,001,251	$10,515,475
Range of weighted average interest rates, by series	1.94% to 3.26%	4.40% to 5.05%	3.50%	3.35% to 4.35%	3.25% to 5.36%
Stated maturities	2024 - 2036	2047 - 2049	2028 - 2029	2025 - 2049	2022 - 2048
Number of series	20	9	2	5	10
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At March 31, 2020, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at March 31, 2020 and December 31, 2019. Interest due on consolidated ABS issued is payable monthly.
Table 14.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2020	December 31, 2019
Legacy Sequoia	$351	$395
Sequoia Choice	6,920	7,732
Freddie Mac SLST	5,251	5,374
Freddie Mac K-Series	1,230	12,887
CAFL	8,078	7,298
Total Accrued Interest Payable on ABS Issued	$21,830	$33,686

Note 15. Long-Term Debt
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a full description of our long-term debt.
FHLBC Borrowings
At March 31, 2020, $1.37 billion of advances were outstanding under our FHLBC borrowing agreement, with a weighted average interest rate of 1.31% and a weighted average maturity of approximately five years. At December 31, 2019, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.88% and a weighted average maturity of six years. During the three months ended March 31, 2020, we repaid $632 million of our FHLBC borrowings. At March 31, 2020, total advances under this agreement were secured by residential mortgage loans with a fair value of $1.43 billion, single-family rental loans with a fair value of $248 million, and $1 million of restricted cash. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At March 31, 2020, our subsidiary held $43 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 15. Long-Term Debt - (continued)

The following table presents maturities of our FHLBC borrowings by year at March 31, 2020.
Table 15.1 – Maturities of FHLBC Borrowings by Year

(In Thousands)	March 31, 2020
2024	$470,171
2025	481,686
2026	415,824
Total FHLBC Borrowings	$1,367,681

Subordinate Securities Financing Facilities
In 2019, a subsidiary of Redwood entered into a repurchase agreement providing non-mark-to-market recourse debt financing of certain Sequoia securities as well as securities retained from our consolidated Sequoia Choice securitizations. In the first quarter of 2020, a subsidiary of Redwood entered into a second repurchase agreement with similar terms to provide non mark-to-market recourse debt financing of certain securities retained form our consolidated CAFL securitizations. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through February 2023. The financing facility may be terminated, at our option, in February 2023, and has a final maturity in February 2025, provided that the interest rate on amounts outstanding under the facility increases between March 2023 and February 2025.
At March 31, 2020, we had borrowings under these facilities totaling $287 million, net of $2 million of deferred issuance costs, for a carrying value of $286 million. At March 31, 2020, the fair value of real estate securities pledged as collateral under these long-term debt facilities was $258 million, which included $155 million of Sequoia securities and securities retained from our Sequoia Choice securitizations and $103 million of securities retained from our consolidated CAFL securitizations, respectively.
Secured Revolving Debt Facility
In the first quarter of 2020, a subsidiary of Redwood entered into a secured revolving debt facility agreement collateralized by MSRs and certificated mortgage servicing rights. Borrowings under this facility will accrue interest at per annum rates equal to one-month LIBOR plus 2.75% through January 2021, with an increase in rate between February 2021 and the maturity of the facility in January 2022. This facility has an aggregate maximum borrowing capacity of $50 million. Borrowings under this facility totaled $30 million at March 31, 2020. At March 31, 2020, $49 million of MSRs and certificated servicing rights were pledged as collateral under this facility.
Convertible Notes
At March 31, 2020, we had $201 million principal amount outstanding of 5.75% exchangeable senior notes due 2025. At March 31, 2020, the accrued interest payable balance on this debt was $6 million and the unamortized deferred issuance costs were $6 million.
At March 31, 2020 we had $200 million principal amount outstanding of 5.625% convertible senior notes due 2024. At March 31, 2020, the accrued interest payable on this debt was $2 million, the unamortized deferred issuance costs were $4 million, and the debt discount was $1 million.
At March 31, 2020, we had $245 million principal amount outstanding of 4.75% convertible senior notes due 2023. At March 31, 2020, the accrued interest payable balance on this debt was $1 million and the unamortized deferred issuance costs were $4 million.
Trust Preferred Securities and Subordinated Notes
At March 31, 2020, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. At both March 31, 2020 and December 31, 2019, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 16. Commitments and Contingencies
Lease Commitments
At March 31, 2020, we were obligated under seven non-cancelable operating leases with expiration dates through 2031 for $22 million of cumulative lease payments. Our operating lease expense was $1 million for both three-month periods ended March 31, 2020 and 2019.
The following table presents our future lease commitments at March 31, 2020.
Table 16.1 – Future Lease Commitments by Year

(In Thousands)	March 31, 2020
2020 (9 months)	$2,776
2021	3,104
2022	2,597
2023	2,087
2024	2,095
2025	9,214
Total Lease Commitments	21,873
Less: Imputed interest	(3,801)
Lease Liability	$18,072

During the three months ended March 31, 2020, we entered into three new office leases and determined that each of these leases qualified as operating leases. At March 31, 2020, our lease liability was $18 million, which was a component of Accrued expenses and other liabilities, and our right-of-use asset was $16 million, which was a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the date of adoption. At March 31, 2020, the weighted-average remaining lease term and weighted-average discount rate for our leases was 8 years and 4.9%, respectively.
Commitment to Fund Residential Bridge Loans
As of March 31, 2020, we had commitments to fund up to $223 million of additional advances on existing residential bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before we fund the commitment. At March 31, 2020, we recorded a $4 million derivative liability related to these commitments to fund construction advances (see Note 7 for additional detail). We may also advance funds related to loans sold under a separate loan sale agreement that are generally repaid immediately by the loan purchaser and do not generally expose us to loss. The outstanding commitments related to these loans that we may temporarily fund totaled approximately $44 million at March 31, 2020.
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
March 31, 2020
(Unaudited)
Note 16. Commitments and Contingencies - (continued)

In the first quarter of 2019, we invested in a partnership created to acquire floating rate, light-renovation multifamily loans from Freddie Mac (see Note 10 for additional detail). At March 31, 2020, we had an outstanding commitment to fund an additional $24 million to the partnership. Additionally, in connection with this transaction, we have made a guarantee to Freddie Mac in the event of losses incurred on the loans that exceed the equity available in the partnership to absorb such losses. At March 31, 2020, the carrying value of this guarantee was $0.1 million. We believe the likelihood of performance under the guarantee is remote. Our maximum loss exposure from this guarantee arrangement is $135 million less the value of securities collateralizing our partner's portion of the partnership's guarantee obligations.
5 Arches Contingent Consideration
As part of the consideration for our acquisition of 5 Arches, we were committed to make earn-out payments up to $29 million, payable in a mix of cash and Redwood common stock. These contingent earn-out payments were classified as a contingent consideration liability and carried at fair value prior to March 31, 2020. During the three months ended March 31, 2020, we made a cash payment of $11 million and granted $3 million of Redwood common stock in connection with the first anniversary of the purchase date. Additionally, as a result of an amendment to the agreement, we reclassified the contingent liability to a deferred liability, as the remaining payments became payable on a set timetable without any remaining contingencies. At March 31, 2020, the balance of this liability was $15 million, which will be paid in a mix of cash and common stock in March 2021.
Commitment to Fund Shared Home Appreciation Options
In the third quarter of 2019, we entered into a flow purchase agreement to acquire shared home appreciation options. The counterparty purchases an option to buy a fractional interest in a homeowner's ownership interest in residential property, and subsequently the counterparty sells the option contract to us. Pursuant to the terms of the option contract, we share in both home price appreciation and depreciation. At March 31, 2020, we had acquired $47 million of shared home appreciation options under this agreement, which are included in Other investments on our consolidated balance sheets. At March 31, 2020, we had an outstanding commitment to fund up to an additional $3 million under this agreement.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At March 31, 2020, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At March 31, 2020, we had not incurred any losses under these arrangements. For the three months ended March 31, 2020 and 2019, other income related to these arrangements was $1 million for both periods, and net market valuation losses related to these investments were $0.5 million and $0.1 million, respectively.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at March 31, 2020, the loans had an unpaid principal balance of $1.47 billion and a weighted average FICO score of 759 (at origination) and LTV ratio of 76% (at origination). At March 31, 2020, $6 million of the loans were 90 days or more delinquent, of which $1 million were in foreclosure. At March 31, 2020, the carrying value of our guarantee obligation was $13 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2020 and December 31, 2019, assets of such SPEs totaled $47 million and $48 million, respectively, and liabilities of such SPEs totaled $13 million and $14 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 16. Commitments and Contingencies - (continued)

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
At both March 31, 2020 and December 31, 2019, our repurchase reserve associated with our residential loans and MSRs was $4 million and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received three and four repurchase requests during the three months ended March 31, 2020 and 2019, respectively, and did not repurchase any loans during either of these periods. During the three months ended March 31, 2020 and 2019, we recorded repurchase provisions of $0.2 million and $0.1 million, respectively, that were recorded in Mortgage banking activities, net and Other income on our consolidated statements of income (loss).
Loss Contingencies — Litigation
There is no significant update regarding the litigation matters described in Note 16 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Loss Contingencies - Litigation.”
In addition to those matters, in connection with the impact of the effects of the pandemic on the non-Agency mortgage finance market and on our business and operations, we became more selective in making residential loan purchases. These actions have impacted our relationships with certain of the counterparties that have regularly sold residential mortgage loans to us and, in some cases, these counterparties have alleged that we have breached perceived obligations to them, and requested or demanded that we purchase loans from them and/or compensate them for perceived damages resulting from our decision not to purchase certain loans from them. One such counterparty has filed a breach of contract lawsuit against us alleging that it has suffered in excess of $2 million of losses as a result of our alleged failure to purchase residential mortgage loans from it. We may become subject to additional litigation and claims from these counterparties or other counterparties that are similarly situated (“Residential Loan Seller Claims”), which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
We believe that any such Residential Loan Seller Claims are without merit or subject to defenses and we intend to defend vigorously any such actions to which we become a party. In the ordinary course of evaluating and responding to any request, demand, claim or litigation, including in the case of certain of the Residential Loan Seller Claims, we have engaged and may engage in formal or informal resolution or settlement communications with certain counterparties. While we have not engaged in any formal or informal resolution or settlement communications with respect to Residential Loan Seller Claims that have caused us to determine that a material loss from these matters is probable, communications, including demands, we have received from certain counterparties since mid-March 2020 relating to certain Residential Loan Seller Claims, are a factor that has contributed to our concluding that we can estimate a range of reasonably possible losses with respect to Residential Loan Seller Claims we have received. Accordingly, with respect to Residential Loan Seller Claims we have received, we estimate that the aggregate range of reasonably possible losses with respect to such Residential Loan Seller Claims is between zero and $10 million. However, future developments (including receipt of additional information and documents relating to these matters, new or additional resolution or settlement communications relating to these matters, resolutions of similar claims against other industry participants in similar circumstances, or receipt of additional Residential Loan Seller Claims) could result in our concluding in the future to establish loss contingency reserves or modify our aggregate range of reasonably possible losses with respect to these matters. Our actual losses, and any loss contingency reserves we may establish in the future, relating to Residential Loan Seller Claims may be materially higher than the aggregate range of reasonably possible losses we have estimated above, including in the event that any of these matters proceed to trial and result in a judgment against us. We cannot be certain that any of these matters will be resolved through a resolution or settlement prior to trial and we cannot be certain that the resolution of these matters, whether through trial, settlement, or otherwise, will not have a material adverse effect on our financial condition or results of operations in any future period.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 16. Commitments and Contingencies - (continued)

In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At March 31, 2020, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2019 was $2 million. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 17. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020, the net unrealized losses recognized on our Level 3 AFS securities which we own as of March 31, 2020 totaled $81 million.
Table 17.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$92,452	$(50,939)	$95,342	$(34,045)
Other comprehensive income (loss) before reclassifications (1)	(80,519)	(32,806)	6,718	(5,838)
Amounts reclassified from other accumulated comprehensive income	(13,798)	79	(9,493)	—
Net current-period other comprehensive income (loss)	(94,317)	(32,727)	(2,775)	(5,838)
Balance at End of Period	$(1,865)	$(83,666)	$92,567	$(39,883)
The following table provides a summary of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2020 and 2019.
Table 17.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended March 31,
(In Thousands)	Income Statement	2020	2019
Net Realized (Gain) Loss on AFS Securities
Credit loss expense on AFS securities	Investment fair value changes, net	$1,525	$—
Gain on sale of AFS securities	Realized gains, net	(15,323)	(9,493)
		$(13,798)	$(9,493)

Issuance of Common Stock
In 2018, we established a program to sell up to an aggregate of $150 million of common stock from time to time in at-the-market ("ATM") offerings. During the three months ended March 31, 2020, we issued 129,500 common shares for net proceeds of approximately $2 million through ATM offerings. At March 31, 2020, approximately $85 million remained outstanding for future offerings under this program.
Direct Stock Purchase and Dividend Reinvestment Plan
During the three months ended March 31, 2020, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. During the three months ended March 31, 2019, we issued 399,838 shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan, resulting in net proceeds of approximately $6 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 17. Equity - (continued)

(Loss) Earnings per Common Share
The following table provides the basic and diluted (loss) earnings per common share computations for the three months ended March 31, 2020 and 2019.
Table 17.3 – Basic and Diluted (Loss) Earnings per Common Share

	Three Months Ended March 31,
(In Thousands, except Share Data)	2020	2019
Basic (Loss) Earnings per Common Share:
Net (loss) income attributable to Redwood	$(943,398)	$54,464
Less: Dividends and undistributed earnings allocated to participating securities	(1,209)	(1,539)
Net (loss) income allocated to common shareholders	$(944,607)	$52,925
Basic weighted average common shares outstanding	114,076,568	92,685,350
Basic (Loss) Earnings per Common Share	$(8.28)	$0.57
Diluted (Loss) Earnings per Common Share:
Net (loss) income attributable to Redwood	$(943,398)	$54,464
Less: Dividends and undistributed earnings allocated to participating securities	(1,209)	(1,539)
Add back: Interest expense on convertible notes for the period, net of tax	—	8,687
Net (loss) income allocated to common shareholders	$(944,607)	$61,612
Weighted average common shares outstanding	114,076,568	92,685,350
Net effect of dilutive equity awards	—	150,170
Net effect of assumed convertible notes conversion to common shares	—	33,442,640
Diluted weighted average common shares outstanding	114,076,568	126,278,160
Diluted (Loss) Earnings per Common Share	$(8.28)	$0.49

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
During the three months ended March 31, 2019, our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three months ended March 31, 2020, 35,435,019 of common shares related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three months ended March 31, 2020 and 2019, the number of outstanding equity awards that were antidilutive totaled 21,249 and 7,376, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 17. Equity - (continued)

Stock Repurchases
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At March 31, 2020, $100 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
Note 18. Equity Compensation Plans
At March 31, 2020 and December 31, 2019, 3,326,806 and 3,637,480 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $32 million at March 31, 2020, as shown in the following table.
Table 18.1 – Activities of Equity Compensation Costs by Award Type

	Three Months Ended March 31, 2020
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$1,990	$3,534	$17,858	$8,946	$—	$32,328
Equity grants	5	3,352	5,480	—	160	8,997
Performance-based valuation adjustment	—	—	—	(7,352)	—	(7,352)
Equity grant forfeitures	(24)	(114)	—	—	—	(138)
Equity compensation expense	(344)	(347)	(1,993)	729	(40)	(1,995)
Unrecognized Compensation Cost at End of Period	$1,627	$6,425	$21,345	$2,323	$120	$31,840

At March 31, 2020, the weighted average amortization period remaining for all of our equity awards was two years.
Restricted Stock Awards ("RSAs")
At March 31, 2020 and December 31, 2019, there were 113,836 and 216,470 shares, respectively, of RSAs outstanding. Restrictions on these shares lapse through 2022. During the three months ended March 31, 2020, there were no RSAs granted, restrictions on 101,063 RSAs lapsed and those shares were distributed, and 1,571 RSAs were forfeited.
Restricted Stock Units ("RSUs")
At March 31, 2020 and December 31, 2019, there were 409,311 and 275,173 shares, respectively, of RSUs outstanding. Restrictions on these shares lapse through 2024. During the three months ended March 31, 2020, there were 190,624 RSUs granted, 49,385 RSUs distributed, and 7,101 RSUs forfeited.
Deferred Stock Units (“DSUs”)
At March 31, 2020 and December 31, 2019, there were 2,721,349 and 2,630,805 DSUs, respectively, outstanding of which 1,218,304 and 1,286,063, respectively, had vested. During the three months ended March 31, 2020, there were 310,473 DSUs granted, 219,929 DSUs distributed, and no DSUs forfeited. Unvested DSUs at March 31, 2020 vest through 2024.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
Note 18. Equity Compensation Plans - (continued)

Performance Stock Units (“PSUs”)
At both March 31, 2020 and December 31, 2019, the target number of PSUs that were unvested was 839,070. Vesting for all PSUs will generally occur at the end of three years from their grant date based on various TSR performance calculations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. During the three months ended March 31, 2020, we adjusted our vesting estimate of certain PSUs to reflect updated assumptions regarding performance-based vesting and recorded a reversal of $1 million of stock-based compensation expense recorded in prior quarters.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 600,000 shares of common stock to be purchased in aggregate for all employees. As of March 31, 2020 and December 31, 2019, 452,021 and 430,772 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at March 31, 2020.
Note 19. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income (loss) for the three months ended March 31, 2020 and 2019.
Table 19.1 – Mortgage Banking Activities

	Three Months Ended March 31,
(In Thousands)	2020	2019
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$7,955	$14,844
Risk management derivatives (2)	(31,294)	(4,138)
Other income, net (3)	258	121
Total residential mortgage banking activities, net	(23,081)	10,827

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
Single-family rental loans, at fair value (1)	11,808	1,744
Risk management derivatives (2)	(21,538)	(846)
Residential bridge loans, at fair value	(3,934)	86
Other income, net (4)	8,334	498
Total business purpose mortgage banking activities, net	(5,330)	1,482
Mortgage Banking Activities, Net	$(28,411)	$12,309

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
March 31, 2020
(Unaudited)

Note 20. Investment Fair Value Changes, Net
The following table presents the components of Investment fair value changes, net, recorded in our consolidated statements of income (loss) for the three months ended March 31, 2020 and 2019.
Table 20.1 – Investment Fair Value Changes

	Three Months Ended March 31,
(In Thousands)	2020	2019
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment at Redwood	$(93,636)	$28,108
Single-family rental loans held-for-investment	(23,028)	—
Residential bridge loans held-for-investment	(38,602)	(303)
Trading securities	(263,325)	21,860
Servicer advance investments	(6,062)	1,008
Excess MSRs	(9,494)	(437)
Shared home appreciation options	(7,554)	—
REO	(498)	—
Net investments in Legacy Sequoia entities (1)	(391)	(374)
Net investments in Sequoia Choice entities (1)	(69,669)	3,265
Net investments in Freddie Mac SLST entities (1)	(142,162)	6,365
Net investments in Freddie Mac K-Series entities (1)	(86,509)	3,119
Net investments in CAFL entities (1)	(67,846)	—
Risk-sharing and other investments	(1,389)	(77)
Risk management derivatives, net	(59,142)	(42,375)
Credit losses on AFS securities	(1,525)	—
Investment Fair Value Changes, Net	$(870,832)	$20,159

(1)
Includes changes in fair value of the loans held-for-investment, REO and the ABS issued at the entities, which netted together represent the change in value of our investments at the consolidated VIEs. For certain Freddie Mac K-Series entities, includes the impact of sales of underlying securities and subsequent deconsolidation of these entities for the three months ended March 31, 2020.

For the three months ended March 31, 2020, Investment fair value changes, net includes $274 million of net realized losses associated with the sales of loans and securities and the settlement of derivatives. These realized amounts included, among other items, $129 million associated with trading securities, $72 million associated with investments in Freddie Mac K-Series entities, and $59 million associated with risk management derivatives. The remaining changes, totaling $597 million, were unrealized and associated with assets and liabilities we continued to hold at March 31, 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 21. Other Income
The following table presents the components of Other income recorded in our consolidated statements of income (loss) for the three months ended March 31, 2020 and 2019.
Table 21.1 – Other Income

	Three Months Ended March 31,
(In Thousands)	2020	2019
MSR (loss) income, net	$(1,809)	$257
Risk share income	765	646
FHLBC capital stock dividend	547	547
Equity investment income	848	268
5 Arches loan administration fee income	870	466
Gain on re-measurement of investment in 5 Arches	—	2,441
Other	1,216	—
Other Income	$2,437	$4,625

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 22. General and Administrative Expenses and Other Expenses
Components of our general and administrative, and other expenses for the three months ended March 31, 2020 and 2019 are presented in the following table.
Table 22.1 – Components of General and Administrative Expenses and Other Expenses

	Three Months Ended March 31,
(In Thousands)	2020	2019
General and Administrative Expenses
Fixed compensation expense	$14,684	$8,097
Variable compensation expense	11	4,402
Equity compensation expense	1,995	2,953
Acquisition-related equity compensation expense (1)	1,212	—
Systems and consulting	3,212	1,828
Loan acquisition costs (2)	4,726	1,585
Office costs	2,108	1,304
Accounting and legal	2,216	1,125
Corporate costs	671	674
Other operating expenses	1,833	1,191
Total General and Administrative Expenses	32,668	23,159

Other Expenses
Goodwill impairment expense	88,675	—
Amortization of purchase-related intangible assets	4,309	811
Contingent consideration expense (3)	312	—
Other	(1,881)	227
Total Other Expenses	91,415	1,038
Total General and Administrative Expenses and Other Expenses	$124,083	$24,197

(1)
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

(2)
Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value as well as employee commissions related to our business purpose loan originations.

(3)	Contingent consideration expense relates to the acquisition of 5 Arches during 2019. Refer to Note 2 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 23. Taxes
For the three months ended March 31, 2020 and 2019, we recognized a benefit for income taxes of $22 million and a provision from income taxes of $1 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at March 31, 2020 and 2019.
Table 23.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	March 31, 2020	March 31, 2019
Federal statutory rate	21.0%	21.0%
State statutory rate, net of Federal tax effect	8.6%	8.6%
Differences in taxable (loss) income from GAAP income	(25.9)%	(8.5)%
Change in valuation allowance	(2.5)%	(4.1)%
Dividends paid deduction	1.1%	(15.4)%
Effective Tax Rate	2.3%	1.6%

We assessed our tax positions for all open tax years (i.e., Federal, 2016 to 2020, and State, 2015 to 2020) at March 31, 2020 and December 31, 2019, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
Note 24. Segment Information
Redwood operates in four segments: Residential Lending, Business Purpose Lending, Multifamily Investments, and Third-Party Residential Investments. For a full description of our segments, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
March 31, 2020
(Unaudited)

Note 24. Segment Information - (continued)

The following tables present financial information by segment for the three months ended March 31, 2020 and 2019.
Table 24.1 – Business Segment Financial Information

	Three Months Ended March 31, 2020
(In Thousands)	Residential Lending	Business Purpose Lending	Multifamily Investments	Third-Party Residential Investments	Corporate/ Other	Total
Interest income	$60,631	$53,060	$46,883	$34,313	$3,194	$198,081
Interest expense	(41,402)	(34,990)	(43,286)	(24,471)	(2,522)	(146,671)
Net interest income	19,229	18,070	3,597	9,842	672	51,410
Non-interest income
Mortgage banking activities, net	(23,081)	(5,330)	—	—	—	(28,411)
Investment fair value changes, net	(196,635)	(142,130)	(227,122)	(304,436)	(509)	(870,832)
Other income	(497)	1,693	1,240	1	—	2,437
Realized gains, net	1,796	—	(1,604)	3,660	—	3,852
Total non-interest income, net	(218,417)	(145,767)	(227,486)	(300,775)	(509)	(892,954)
General and administrative expenses	(5,632)	(14,333)	(610)	(1,178)	(10,915)	(32,668)
Other expenses	—	(92,985)	—	1,882	(312)	(91,415)
Benefit from (provision for) income taxes	5,330	6,582	(106)	10,423	—	22,229
Segment Contribution	$(199,490)	$(228,433)	$(224,605)	$(279,806)	$(11,064)
Net Loss						$(943,398)
Non-cash amortization income (expense), net	$367	$(5,363)	$54	$812	$(367)	$(4,497)
Other significant non-cash expense: goodwill impairment	$—	$(88,675)	$—	$—	$—	$(88,675)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 24. Segment Information - (continued)

	Three Months Ended March 31, 2019
(In Thousands)	Residential Lending	Business Purpose Lending	Multifamily Investments	Third-Party Residential Investments	Corporate/ Other	Total
Interest income	$66,839	$2,937	$28,208	$28,204	$4,853	$131,041
Interest expense	(47,676)	(1,539)	(25,870)	(20,076)	(4,115)	(99,276)
Net interest income	19,163	1,398	2,338	8,128	738	31,765
Non-interest income
Mortgage banking activities, net	10,827	1,482	—	—	—	12,309
Investment fair value changes, net	(1,720)	(303)	8,524	14,055	(397)	20,159
Other income	1,449	466	—	—	2,710	4,625
Realized gains, net	4,937	—	—	5,749	—	10,686
Total non-interest income, net	15,493	1,645	8,524	19,804	2,313	47,779
General and administrative expenses	(7,203)	(2,565)	(323)	(663)	(12,405)	(23,159)
Other expenses	—	(633)	—	(227)	(178)	(1,038)
Provision for income taxes	(501)	(5)	—	(377)	—	(883)
Segment Contribution	$26,952	$(160)	$10,539	$26,665	$(9,532)
Net Income						$54,464
Non-cash amortization income (expense), net	$1,975	$(732)	$(136)	$(271)	$(491)	$345

The following table presents the components of Corporate/Other for the three months ended March 31, 2020 and 2019.
Table 24.2 – Components of Corporate/Other

	Three Months Ended March 31,
	2020			2019
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$3,194	$—	$3,194	$4,853	$—	$4,853
Interest expense	(2,522)	—	(2,522)	(4,115)	—	(4,115)
Net interest income	672	—	672	738	—	738
Non-interest income
Investment fair value changes, net	(391)	(118)	(509)	(374)	(23)	(397)
Other income	—	—	—	—	2,710	2,710
Total non-interest income, net	(391)	(118)	(509)	(374)	2,687	2,313
General and administrative expenses	—	(10,915)	(10,915)	—	(12,405)	(12,405)
Other expenses	—	(312)	(312)	—	(178)	(178)
Total	$281	$(11,345)	$(11,064)	$364	$(9,896)	$(9,532)

(1)	Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 24. Segment Information - (continued)

The following table presents supplemental information by segment at March 31, 2020 and December 31, 2019.
Table 24.3 – Supplemental Segment Information

(In Thousands)	Residential Lending	Business Purpose Lending	Multifamily Investments	Third-Party Residential Investments	Corporate/ Other	Total
March 31, 2020
Residential loans	$4,263,327	$—	$—	$2,131,125	$316,677	$6,711,129
Business purpose residential loans	—	3,463,742	—	—	—	3,463,742
Multifamily loans	—	—	470,484	—	—	470,484
Real estate securities	132,326	—	26,487	134,649	—	293,462
Other investments	23,616	26,877	36,691	359,036	—	446,220
Goodwill and intangible assets	—	68,483	—	—	—	68,483
Total assets	4,639,181	3,675,336	557,964	2,735,677	692,632	12,300,790

December 31, 2019
Residential loans	$4,939,745	$—	$—	$2,367,215	$407,890	$7,714,850
Business purpose residential loans	—	3,506,743	—	—	—	3,506,743
Multifamily loans	—		4,408,524	—	—	4,408,524
Real estate securities	229,074		404,128	466,672	—	1,099,874
Other investments	42,224	21,002	61,018	233,886	—	358,130
Goodwill and intangible assets	—	161,464	—	—	—	161,464
Total assets	5,410,540	3,786,641	4,889,330	3,139,616	769,313	17,995,440

Note 25. Subsequent Events

On March 25, 2020, the SEC issued an order (the “Order”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), extending the deadlines for filing certain reports made under the Exchange Act, including quarterly reports on Form 10-Q, for registrants subject to the reporting obligations under the Exchange Act that have been particularly impacted by the pandemic and which reports have filing deadlines between March 1 and July 31, 2020. In a Current Report on Form 8-K filed on May 7, 2020, we disclosed our reliance on the Order with respect to this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (the “Form 10-Q”). We are relying on the Order because, in light of the pandemic, non-essential businesses in the State of California have been closed by the state’s governor’s order, as a result of which our personnel, our auditors, and our other advisors have generally been required to work and communicate remotely, which has slowed their ability to complete preparation and review of the Form 10-Q. Additional information regarding the impact of on our business, operations, and financial results is included in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.”
The pandemic has had serious and adverse consequences on business conditions in North America, the principal geographic area in which we invest, and elsewhere around the globe, including limitations on travel, transportation, education, production of goods, provision of services and business operations generally. Further, the equity and credit markets have experienced significant volatility, and it is uncertain how long this volatility will continue. Although the long-term economic fallout of the pandemic is difficult to predict, the challenging business and market conditions we currently face have had and may continue to have adverse effects on our financial performance and, as a result, may adversely impact valuations of our residential loans, securities, and other investments in future periods. If the continued economic fallout is severe and/or extended, the adverse impacts may be material.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 25. Subsequent Events - (continued)

Continuing our efforts to reduce our outstanding debt and leverage, and to generate additional liquidity, between April 1, 2020 and May 13, 2020, we settled sales of residential mortgage loans for aggregate proceeds of approximately $1.8 billion and repaid approximately $1.5 billion of associated borrowings. Additionally, as of May 13, 2020, we had entered into agreements to sell residential mortgage loans with a principal balance of $203 million, which transactions are expected to settle during the second quarter of 2020, subject to customary closing conditions. Additionally, subsequent to March 31, 2020, we have also reduced our exposure to marginable borrowing facilities (which may be subject to margin calls if the value of the assets securing borrowings declines), by entering into two new non-marginable borrowing facilities and transferring residential loans and business purpose loans previously financed on marginable facilities onto these new non-marginable facilities. As a result of these activities, in the coming weeks, we expect to have sold or refinanced substantially all of the remaining assets financed through our FHLBC facility and to have substantially repaid our borrowings under this facility.

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

Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on making credit-sensitive investments in single-family residential and multifamily mortgages and related assets and engaging in mortgage banking activities. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, as well as through capital appreciation. We operate our business in four segments: Residential Lending, Business Purpose Lending, Multifamily Investments, and Third-Party Residential Investments. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For a full description of our segments, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, our ability to pay dividends in the future, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2020 and future years, including our belief that our investment portfolio is well-positioned to recover value from March 31, 2020 levels, our expectations that mortgage rates for non-Agency-eligible borrowers will re-correlate with traditional benchmark rates over time, and that benchmark rates continue converging towards zero until the economy begins growing again; our expectation that we will further reduce our outstanding secured debt that remains subject to margin calls; our belief that the substantial improvements exhibited by the private mortgage sector in recent years have created a cohort of high-quality residential and business purpose loan products that should continue to perform well through this crisis, that such improvements should accelerate our market's recovery relative to the last financial crisis, that the strength of our underwriting and knowledge of the loans we have originated or purchased through our conduits has the potential to differentiate our platform going forward, and our focus on emerging from this crisis with an enhanced business model that is capable of delivering meaning value to counterparties while taking into account the likelihood of a prolonged recession and possible resurgence of the pandemic; (iii) information related to mortgage loan sales transactions and securitization transactions entered into and expected to settle or close during the second quarter of 2020, repayment of associated debt balances, and replacement of certain marginable debt with new non-marginable debt; (iv) statements related to our residential and business purpose lending platforms, including our expectation that we will sell or refinance substantially all of the remaining assets financed through our FHLBC facility and repay substantially all of our borrowings from the FHLBC, and our plan to securitize a portion of the single-family rental loans financed at the FHLBC; (v) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2020; and (vi) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
Many of the factors that could affect our actual results are summarized below. One of the most significant factors, however, is the ongoing impact of the pandemic on the United States economy, homeowners, renters of housing, the housing market, the mortgage finance markets and the broader financial markets. It is difficult to fully assess the impact of the pandemic at this time, including because of the uncertainty around the severity and duration of the pandemic domestically and internationally, as well as the uncertainty around the efficacy of Federal, State and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impacts on many aspects of Americans’ lives and economic activity. Moreover, each of the factors summarized below is likely to also be impacted directly or indirectly by the ongoing impact of the pandemic and investors are cautioned to interpret substantially all of the risks identified in the Company’s previously published “Risk Factors” as being heightened as a result of the ongoing impact of the pandemic.
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

OVERVIEW
Business Update
Redwood entered the first quarter of 2020 building on the strong momentum gained over the past year. While January and February exhibited growth at our operating platforms, including strong monthly loan volumes, dynamics quickly shifted as the spread of the novel coronavirus (COVID-19) accelerated into a global pandemic (the "pandemic") in mid-March. Significant dislocation in the financial markets quickly ensued, resulting in one of the fastest market declines in history. In the span of six weeks, the U.S. economy shed over 30 million jobs - more than we experienced during the entire Great Financial Crisis of 2007-2008.
In the Great Financial Crisis, it was a bubble in residential housing and mortgage credit, rather than a public health pandemic, that led the economy into recession. Yet we have been impacted just as severely in the current crisis and in a small fraction of the time. Despite the overall strong credit quality and underlying performance of our residential and business-purpose loan assets, uncertainty related to the pandemic and its impact on the economy constrained liquidity for any sector not supported by the federal government, and our balance sheet sustained significant losses as a result.
Our book value decreased to $6.32 per share at March 31, 2020, driven to a large extent by decreases in market prices of our investments caused by rapid changes in market sentiment and the systematic repricing of mortgage-related assets financed by large financial institutions. However, nearly two-thirds of the declines in our investments, or $(5.36) per share, were negative mark-to-market adjustments on assets that remained on our balance sheet at quarter end that we generally expect to hold for the longer term. As such, we believe our remaining investment portfolio is positioned to recover value from quarter-end levels in the event financial markets and the overall economy begin to recover from the impact of the pandemic.
In response to the rapid deterioration in financial markets, we took necessary and timely actions to preserve our business and operating platforms, significantly repositioning our balance sheet and increasing liquidity. During March, we began to sell assets, repay debt, and generate additional cash liquidity. And since March 31, 2020, we have continued to substantially reduce leverage on our balance sheet through asset sales and debt repayments. Between April 1, 2020 and May 13, 2020, we settled sales of residential mortgage loans for aggregate proceeds of $1.8 billion and repaid $1.5 billion of associated borrowings, and sold $53 million of securities and repaid associated borrowings. Additionally, as of May 13, 2020, we had entered into agreements to sell residential mortgage loans with a principal balance of $203 million, which transactions are expected to settle during the second quarter of 2020, subject to customary closing conditions. A substantial amount of these reductions in borrowings were associated with our FHLBC borrowing facility, which we decided to begin to repay in March 2020. Finally, on May 13, 2020, we priced a business purpose loan securitization transaction, backed by a pool of single-family rental (SFR) loans with an aggregate principal balance of approximately $234 million, which transaction is expected to close on or about May 19, 2020, subject to customary closing conditions. As a result of these activities, at May 13, 2020, our unrestricted cash balance was $516 million. Our unrestricted cash balance declined from our previously disclosed cash balance of $552 million at May 6, 2020, primarily due to the payment of our first quarter 2020 dividend on May 8, 2020.
Another action we took to preserve liquidity was to delay the payment of our $0.32 per share first quarter dividend, which was originally scheduled to be paid on March 30, 2020. While this was a difficult decision to make, we believe it was in Redwood’s best interest while we navigated through the onset of this crisis. The first quarter dividend was paid fully in cash on May 8, 2020. We have taken, and continue to take, many additional measures to address the various impacts of the pandemic on our business. While it will take time for our industry to recover from the economic damage caused by this health crisis, we are cautiously optimistic that both Redwood, and the broader economy, can begin to recover and resume more normalized business activities in the coming quarters.
We have also undertaken a series of actions to help ensure the safety and productivity of our employees and help prevent the spread of COVID-19 among our workforce. Substantially all of our employees have been working remotely since March 16, 2020. We are maintaining our remote working policies to be consistent with actions taken and statements made by state and local government officials. In addition, we have implemented and tested our business continuity protocols to ensure the ongoing functional operation of our business as we work remotely. When applicable state and local guidelines allow our offices to fully reopen, we will do so only when we are confident that we have the processes and practices in place to safeguard the health and well-being of our employees.
With respect to the outlook for the mortgage finance industry more broadly, we observed the Federal Reserve moving quickly to support the federally guaranteed mortgage market, and through its Agency mortgage-backed securities (MBS) purchase program, it has driven Agency-conforming mortgage rates down to record lows. We believe this should become a medium-term positive factor for the residential mortgage market, as it will allow many borrowers eligible for Agency-conforming mortgages to refinance their home loans, reduce their monthly payments, and free up cash to spend on other household and family needs. While the jumbo, non-conforming residential lending markets did not receive this type of governmental support, we believe mortgage rates for these mortgage products will re-correlate with traditional benchmark interest rates over time.

We also believe that traditional sources of funding for mortgage loan purchasers and sellers - specifically, mortgage loan warehouse facilities - need to be reevaluated in light of the potential for a future health crisis. The business of aggregating, structuring, and distributing mortgage loans has typically required financing to accommodate the scale, diversification needs, and return thresholds of whole loan and securities investors. In the past, the structure and pricing of these facilities was primarily based on the credit quality of the assets financed. As we evaluate sources of financing going forward, we will need to consider the potential for another wave of COVID-19 impacts (or another health pandemic), a resulting shutdown of many or most of the significant components of the U.S. economy, and the associated market effects. Working with our lending counterparties to restructure our borrowing facilities with these factors in mind will be an important step to re-growing our loan origination and acquisition volumes, and, since April 30, 2020, we have reduced our exposure to marginable borrowing facilities (which may be subject to margin calls if the value of the assets securing borrowings declines), by entering into two new non-marginable borrowing facilities providing financing for business purpose and residential whole loans, and are seeking to continue reducing our remaining marginable debt currently financing our whole-loan portfolios with new non-marginable facilities and other term facilities.
We continue to believe in focusing our investments in housing credit. The reforms undertaken since the Great Financial Crisis, coupled with disciplined underwriting and investment standards, should mean that high-quality residential and business purpose mortgage loan assets can continue to perform well through this crisis. We believe the substantial improvements exhibited by the private mortgage sector in recent years should accelerate the recovery in the mortgage finance markets relative to the speed of the recovery experienced after the Great Financial Crisis. We also believe that the strength of our underwriting and knowledge of the loans we have originated or purchased through our operating platforms has the potential to differentiate our business going forward.
But there remain significant challenges that we must manage through during this crisis. For example, we continue to monitor trends in borrower-requested loan forbearance closely, as well as the financial health of loan servicers. One area that has already been impacted is the home purchase market, where borrowers are experiencing significantly tighter credit terms due to uncertainty amongst lenders on whether there will be reliable liquidity for newly originated loans. This is an area where we believe coordinated efforts by different parts of the Federal government (e.g., Congress, Treasury Department, Federal Reserve and regulatory agencies) could have a positive impact.
But the biggest challenges often present the greatest opportunities. Our business remains intact and our focus will be emerging from this crisis with a business model that is capable of delivering meaningful value to our shareholders while taking into account the likelihood of a prolonged recession and possible resurgence of the pandemic in the coming months. Our posture will remain defensive as we structure and manage around these significant risks, but we believe we will find the best path forward. With competition across our business lines expected to be significantly reduced, the need for our sourcing and structuring capabilities should remain strong.

First Quarter Overview
The following table presents key earnings metrics for the three months ended March 31, 2020.
Table 1 – Key Earnings and Return Metrics

Three Months Ended
(In Thousands, except per Share Data)	March 31, 2020
Net loss per diluted common share	$(8.28)
Book value per share	$6.32
REIT taxable income per share	$0.33
Dividends per share	$0.32
Unrestricted cash	$378,233

•
Our first quarter 2020 results were significantly impacted by the pandemic, which ultimately led to substantial losses on our investments and an overall loss for the quarter. While our operating businesses saw increased volumes early in the first quarter, as markets became dislocated in March, profitability was negatively impacted due to less favorable execution on securitizations we completed in March, and lower marks on the remaining loan inventories we held at quarter-end. Additionally, as a result of the recent market dislocation, we determined all of the goodwill on our balance sheet was impaired.

•
Our book value per share declined $9.66 per share to $6.32 per share during the first quarter of 2020, resulting primarily from negative fair value changes on investments and hedges of $8.73 per share that were recorded both through our consolidated statements of income (loss) and through accumulated comprehensive income on our consolidated balance sheets. A significant portion of these losses were unrealized and associated with assets we still held at March 31, 2020. The impairment of goodwill resulted in an expense of $0.78 per share.

•
Our business purpose lending platform originated $487 million of business purpose mortgage loans in the first quarter, including $260 million of single-family rental loans and $227 million of residential bridge loans.

•
During the first quarter of 2020, our residential lending platform purchased $2.70 billion of residential jumbo loans and sold $2.73 billion of loans held in inventory for our mortgage banking business, including through three Sequoia Select securitizations totaling $1.62 billion, and through Select and Choice whole loan sales to third parties of $1.11 billion.

•
During the first quarter, we sold $83 million of securities from our residential lending investment portfolio, $430 million of multifamily securities (representing nearly all of our multifamily mezzanine securities), $210 million of third-party residential investments (including $95 million of recently issued subordinate securities), $74 million of re-performing loan securities, $23 million of Agency CRT securities, and $18 million of legacy securities.

•
On March 27, 2020, we announced the deferral of the payment of our previously declared first quarter dividend of $0.32 per share, which was originally scheduled to be paid on March 30, 2020. On May 8, 2020, we paid the dividend fully in cash.

•	Our unrestricted cash position increased meaningfully at March 31, 2020, as we repositioned our balance sheet to generate additional liquidity.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2020 and 2019. Most tables include a "change" column that shows the amount by which the results from 2020 are greater or less than the results from the respective period in 2019. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the first quarter of 2020, compared to the first quarter of 2019.
Consolidated Results of Operations
The following table presents the components of our net income for the three months ended March 31, 2020 and 2019.
Table 2 – Net (Loss) Income

	Three Months Ended March 31,
(In Thousands, except per Share Data)	2020	2019	Change
Net Interest Income	$51,410	$31,765	$19,645
Non-interest Income
Mortgage banking activities, net	(28,411)	12,309	(40,720)
Investment fair value changes, net	(870,832)	20,159	(890,991)
Other income	2,437	4,625	(2,188)
Realized gains, net	3,852	10,686	(6,834)
Total non-interest (loss) income, net	(892,954)	47,779	(940,733)
General and administrative expenses	(32,668)	(23,159)	(9,509)
Other expenses	(91,415)	(1,038)	(90,377)
Net (loss) income before income taxes	(965,627)	55,347	(1,020,974)
Benefit from (provision for) income taxes	22,229	(883)	23,112
Net (Loss) Income	$(943,398)	$54,464	$(997,862)
Diluted (loss) earnings per common share	$(8.28)	$0.49	$(8.77)
Net Interest Income
The increase in net interest income during the three-month periods was primarily due to a higher average balance of invested capital during the first quarter of 2020, as compared to the first quarter of 2019. Additionally, weighted average asset yields remained relatively constant during the two periods, while debt yields decreased in 2020 due to lower benchmark interest rates.
As described in the "Current Company Update" section within this MD&A, in response to the pandemic, in mid-March we began selling residential whole loans and various securities and continued to execute such sales through April and into May of 2020. In association with these asset sales, we paid down related debt. As a result of these sales, we expect our net interest income to decrease in subsequent quarters.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
The decrease in income from mortgage banking activities during the three-month periods was predominantly due to lower margins in 2020, relative to 2019, at both our residential and business purpose mortgage banking operations, as a result of the pandemic.
In the near-term, due to the pandemic, we expect to experience a decrease in loan acquisition and origination volumes at our mortgage banking businesses and could also experience reduced profitability.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.

Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and interest rate hedges associated with these investments. During the three months ended March 31, 2020, the negative investment fair value changes reflected significant declines in the value of our investments resulting from the market dislocation caused by the pandemic. Additional detail on our investment fair value changes is included in the “Results of Operations by Segment” section that follows.
Other Income
The decrease in other income for the three-month periods was primarily due to a $2 million gain associated with the re-measurement of our initial minority investment and purchase option in 5 Arches during the three months ended March 31, 2019. Additionally, we recorded a $2 million loss from our MSR investments during the three months ended March 31, 2020, driven by negative investment fair value changes.
Realized Gains, Net
During the three months ended March 31, 2020, we realized gains of $4 million, primarily from the sale of $46 million of AFS securities. During the three months ended March 31, 2019, we realized gains of $11 million, primarily from the sale of $42 million of AFS securities and the call of a seasoned Sequoia securitization.
General and Administrative Expenses
The increase in general and administrative expenses for the three-month periods primarily resulted from $12 million of additional expenses from the consolidated 5 Arches and CoreVest operations, partially offset by a $4 million decrease in our variable compensation expense accrual.
In April 2020, we implemented a workforce reduction that impacted approximately 35% of our employees. These employees were primarily engaged in our Residential Lending and Business Purpose Lending segments, and represented approximately 24% of our fixed compensation expense at March 31, 2020. We expect to incur non-recurring charges totaling less than $2 million related to this workforce reduction, primarily in the second quarter of 2020.
Other Expenses
The increase in other expenses for the three-month periods was primarily due to $89 million of goodwill impairment expense at our Business Purpose Lending segment recorded in the first quarter of 2020.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. For the three-month periods, the change to a benefit from income taxes in the first quarter of 2020 from a provision for income taxes in the prior year, was primarily the result of GAAP losses at our TRS in the first quarter of 2020. The benefit from income taxes in this period was partially offset by a valuation allowance being recorded against our federal net ordinary deferred tax assets. For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following table presents the components of net interest income for the three months ended March 31, 2020 and 2019.
Table 3 – Net Interest Income

	Three Months Ended March 31,
	2020			2019
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$8,250	$980,531	3.4%	$9,458	$786,678	4.8%
Residential loans - HFI at Redwood (2)	20,924	1,987,245	4.2%	24,191	2,380,655	4.1%
Residential loans - HFI at Legacy Sequoia (2)	3,193	392,610	3.3%	4,850	495,355	3.9%
Residential loans - HFI at Sequoia Choice (2)	25,083	2,135,466	4.7%	25,657	2,141,331	4.8%
Residential loans - HFI at Freddie Mac SLST (2)	21,986	2,342,420	3.8%	11,794	1,214,925	3.9%
Business purpose residential loans	22,644	1,469,952	6.2%	2,789	152,501	7.3%
Single-family rental loans - HFI at CAFL	30,010	2,187,934	5.5%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	40,172	4,186,159	3.8%	21,388	2,142,892	4.0%
Trading securities	13,662	742,198	7.4%	18,713	1,160,680	6.4%
Available-for-sale securities	4,647	154,072	12.1%	5,737	214,298	10.7%
Other interest income	7,510	582,726	5.2%	6,464	579,958	4.5%
Total interest income	198,081	17,161,313	4.6%	131,041	11,269,273	4.7%
Interest Expense
Short-term debt facilities	(21,490)	2,650,883	(3.2)%	(15,477)	1,607,598	(3.9)%
Short-term debt - servicer advance financing	(1,577)	148,141	(4.3)%	(3,613)	266,585	(5.4)%
Short-term debt - convertible notes, net	—	—	—%	(3,128)	199,823	(6.3)%
ABS issued - Legacy Sequoia (2)	(2,522)	387,220	(2.6)%	(4,115)	487,768	(3.4)%
ABS issued - Sequoia Choice (2)	(21,511)	1,892,043	(4.5)%	(22,113)	1,965,726	(4.5)%
ABS issued - Freddie Mac SLST (2)	(16,177)	1,888,815	(3.4)%	(8,747)	984,763	(3.6)%
ABS issued - Freddie Mac K-Series	(38,349)	3,943,053	(3.9)%	(20,320)	2,016,711	(4.0)%
ABS issued - CAFL	(21,939)	2,016,139	(4.4)%	—	—	—%
Long-term debt - FHLBC	(8,775)	1,986,538	(1.8)%	(13,182)	1,999,999	(2.6)%
Long-term debt - other	(14,331)	1,004,046	(5.7)%	(8,581)	572,494	(6.0)%
Total interest expense	(146,671)	15,916,878	(3.7)%	(99,276)	10,101,467	(3.9)%
Net Interest Income	$51,410			$31,765

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

The following table presents net interest income by segment for the three months ended March 31, 2020 and 2019.
Table 4 – Net Interest Income by Segment

	Three Months Ended March 31,
(In Thousands)	2020	2019	Change
Net Interest Income by Segment
Residential Lending	$19,229	$19,163	$66
Business Purpose Lending	18,070	1,398	16,672
Multifamily Investments	3,597	2,338	1,259
Third-Party Residential Investments	9,842	8,128	1,714
Corporate/Other	672	738	(66)
Net Interest Income	$51,410	$31,765	$19,645
The Corporate/Other line item in the table above primarily includes net interest income from consolidated Legacy Sequoia entities.

Results of Operations by Segment
We report on our business using four distinct segments: Residential Lending, Business Purpose Lending, Multifamily Investments, and Third-Party Residential Investments. For additional information on our segments, refer to Note 24 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the "Segment Results" section of the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. The following table presents the segment contribution from our segments for the three months ended March 31, 2020 and 2019.
Table 5 – Segment Results Summary

	Three Months Ended March 31,
(In Thousands)	2020	2019	Change
Segment Contribution from:
Residential Lending	$(199,490)	$26,952	$(226,442)
Business Purpose Lending	(228,433)	(160)	(228,273)
Multifamily Investments	(224,605)	10,539	(235,144)
Third-Party Residential Investments	(279,806)	26,665	(306,471)
Corporate/Other	(11,064)	(9,532)	(1,532)
Net (Loss) Income	$(943,398)	$54,464	$(997,862)
The following sections provide a discussion of the results of operations at each of our four business segments for the three months ended March 31, 2020.
The increase in net expense from Corporate/Other for the three-month periods was primarily due to a $2 million gain associated with the re-measurement of our initial minority investment and purchase option in 5 Arches during 2019. This increase in net expense was partially offset by lower general and administrative expenses during the three months ended March 31, 2020, driven by a reduction in our accrual for variable compensation expense commensurate with the first quarter results.
Residential Lending Segment
Overview
Our Residential Lending segment incurred a $199 million net loss during the first quarter of 2020, driven primarily by $197 million of negative investment fair value changes and a $19 million net loss from mortgage banking operations. The declines in investment fair values were triggered by the pandemic and while some of the declines in fair value were realized as we sold securities, a significant portion remained unrealized on investments we continued to hold at March 31, 2020. Mortgage banking income decreased due to decreased profitability on securitizations that settled later in the first quarter and from lower marks on loan inventory held at quarter-end, resulting from the recent market dislocation.
In the near-term, due to the pandemic, we expect to experience a decrease in loan acquisition volumes at our residential mortgage banking businesses and could also experience reduced profitability. We are also exposed to the potential impact of COVID-19 related payment delinquencies and forbearances with respect to loans securitized in Sequoia transactions and loans held-for-investment or sale, and a variety of other investments. In addition, transactions we have entered into, including to finance loans with warehouse financing providers and to sell whole loans to third parties, may be negatively impacted by COVID-19 related payment delinquencies and forbearances, including by reducing our proceeds from these transactions or requiring us to repurchase impacted loans.

Investment Portfolio
The following table presents details of our Residential Lending investment portfolio at March 31, 2020 and December 31, 2019.
Table 6 – Residential Lending Investments

(In Thousands)	March 31, 2020	December 31, 2019
Residential loans at Redwood (1)	$1,436,515	$2,111,897
Residential securities at Redwood	132,326	229,074
Residential securities at consolidated Sequoia Choice entities (2)	142,564	254,265
Other investments	23,616	42,224
Total Segment Investments	$1,735,021	$2,637,460

(1)
Excludes Sequoia Choice loans held at VIEs that we consolidate for GAAP purposes. All residential loans classified as held-for-investment at December 31, 2019 were reclassified to held-for-sale at March 31, 2020, based on our intent to sell the loans in the near term.

(2)
Represents our retained economic investment in the consolidated Sequoia Choice securitization VIEs. For GAAP purposes, we consolidated $1.93 billion of loans and $1.79 billion of ABS issued associated with these investments at March 31, 2020.

As a result of the economic and financial market impacts of the pandemic, the terms of our borrowing facility with the Federal Home Loan Bank of Chicago (our "FHLBC facility") evolved and we decided to reduce the financing we obtain from the FHLBC. Accordingly, in March we began entering into transactions to sell several pools of residential whole loans financed through this facility and in the coming weeks we expect to sell or refinance substantially all of the remaining assets financed through this facility and repay substantially all of our borrowings from the FHLBC.
Additionally, during the first quarter of 2020, we sold $83 million of securities from our residential lending investment portfolio and repaid the associated borrowings. See the "Investments" section that follows for additional details on investments at this segment and their associated borrowings.
The following table presents the components of investment fair value changes for our Residential Lending segment by investment type for the three months ended March 31, 2020.
Table 7 – Investment Fair Value Changes, Net from Residential Lending

Three Months Ended
(In Thousands)	March 31, 2020
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$(93,636)
Trading securities	(43,259)
Net investments in Sequoia Choice entities (1)	(69,669)
Risk-sharing and other investments	(535)
Risk management derivatives, net	10,735
Impairments on AFS securities	(271)
Investment Fair Value Changes, Net	$(196,635)

(1)	Includes changes in fair value for loan purchase and forward sale commitments.
The negative investment fair value changes across our residential lending investment portfolio were driven by spread widening triggered by the pandemic.

Mortgage Banking
The following table provides the activity of residential loans held in inventory for sale at our mortgage banking business during the three months ended March 31, 2020.
Table 8 – Loan Inventory for Residential Mortgage Banking Operations — Activity

	Three Months Ended March 31, 2020
(In Thousands)	Select	Choice	Total
Balance at beginning of period	$280,685	$255,700	$536,385
Acquisitions	2,155,051	540,799	2,695,850
Sales	(2,207,315)	(521,846)	(2,729,161)
Transfers between portfolios (1)	422,090	—	422,090
Principal repayments	(10,902)	(7,535)	(18,437)
Changes in fair value, net	(9,488)	(3,085)	(12,573)
Balance at End of Period	$630,121	$264,033	$894,154

(1)	Represents the net transfers of loans from held-for-investment to held-for-sale within our Residential Lending investment portfolio.
During the three months ended March 31, 2020, our residential mortgage loan conduit purchased $2.70 billion of predominately prime residential jumbo loans, securitized $1.62 billion of jumbo Select loans that were accounted for as sales, and sold $1.11 billion of jumbo loans to third parties. In March 2020, in response to market conditions, we became more selective in making loan purchases.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At March 31, 2020, we had $841 million of warehouse debt outstanding to fund our inventory of residential loans held-for-sale. Jumbo loan warehouse capacity at March 31, 2020 totaled $1.53 billion across four separate counterparties, which should continue to provide sufficient liquidity to fund our residential mortgage banking operations in the near-term.
Subsequent to March 31, 2020, we replaced a mark-to-market (or marginable) residential loan warehouse facility, which may be subject to margin calls if the value of the assets securing borrowings declines, with a new non-mark-to-market warehouse facility, and we expect to transfer all of our remaining residential loans not otherwise sold from our FHLBC facility to this new warehouse facility.
Business Purpose Lending Segment
Overview
Our Business Purpose Lending segment incurred a $228 million net loss during the first quarter of 2020, driven primarily by $142 million of negative investment fair value changes and a $12 million net loss from mortgage banking operations, exclusive of an $89 million charge related to the full impairment of this segment's goodwill. The declines in investment fair values were triggered by the pandemic. Mortgage banking income decreased due to decreased profitability on a securitization that settled later in the first quarter and from lower marks on loan inventory held at quarter-end, resulting from the recent market dislocation. In the near-term, due to the pandemic, we expect to experience a decrease in loan origination volumes at our business purpose mortgage banking businesses and could also experience reduced profitability.

Investment Portfolio
The following table presents details of our Business Purpose Lending investment portfolio at March 31, 2020 and December 31, 2019.
Table 9 – Business Purpose Lending Investments

(In Thousands)	March 31, 2020	December 31, 2019
Single-family rental loans at Redwood (1)	$252,043	$237,620
Residential bridge loans at Redwood	799,744	745,006
Single-family rental securities at consolidated CAFL entities (2)	167,093	191,301
Other investments	26,877	21,002
Total Segment Investments	$1,245,757	$1,194,929

(1)	Excludes loans held at VIEs that we consolidate for GAAP purposes.

(2)
Represents our economic investment in securities issued by consolidated CAFL securitization VIEs. For GAAP purposes, we consolidated $2.25 billion of loans and $2.09 billion of ABS issued associated with these investments at March 31, 2020.

During the first quarter of 2020, we funded $206 million of business purpose bridge loans and received principal payments of $114 million of such loans. In addition, we retained $42 million of securities from a single-family rental loan securitization we completed during the first quarter. As of March 31, 2020, we reclassified our single-family rental loans financed at the FHLBC to held-for-sale and currently plan to securitize a portion of these loans. See the "Investments" sections that follow for additional details on investments at this segment and their associated borrowings.
The following table presents the components of investment fair value changes for our Business Purpose Lending segment by investment type for the three months ended March 31, 2020.
Table 10 – Investment Fair Value Changes, Net from Business Purpose Lending

Three Months Ended
(In Thousands)	March 31, 2020
Investment Fair Value Changes, Net
Changes in fair value of:
Single-family rental loans held-for-investment	$(23,028)
Residential bridge loans held-for-investment	(38,602)
REO	(498)
Net investments in CAFL entities (1)	(67,846)
Other	(556)
Risk management derivatives, net	(11,600)
Investment Fair Value Changes, Net	$(142,130)

(1)
Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.

The negative investment fair value changes across our business purpose lending investment portfolio were driven by spread widening triggered by the pandemic.

Mortgage Banking
The following table provides the business purpose residential loans origination activity at Redwood during the three months ended March 31, 2020.
Table 11 – Business Purpose Residential Loans — Origination Activity

	Three Months Ended March 31, 2020
(In Thousands)	Single-Family Rental	Residential Bridge(1)	Total
Fair value at beginning of period	$331,565	$—	$331,565
Originations	260,129	227,368	487,497
Sales	(26,148)	(20,735)	(46,883)
Transfers between portfolios (2)	(416,449)	(206,469)	(622,918)
Principal repayments	(1,355)	—	(1,355)
Changes in fair value, net	15,548	(164)	15,384
Fair Value at End of Period	$163,290	$—	$163,290

(1)
Our residential bridge loans are generally originated at our TRS and the majority are transferred to our REIT and a smaller portion sold. Origination fees and any mark-to-market changes on these loans prior to transfer are recognized as mortgage banking income. The loans held at our REIT are classified as held-for-investment, with subsequent fair value changes recorded through Investment fair value changes, net on our consolidated statements of income (loss). For the carrying value and activity of our residential bridge loans held-for-investment, see the Investments section that follows.

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

During the three months ended March 31, 2020, we funded $260 million of single-family rental loans, of which $38 million were transferred to our investment portfolio and financed with FHLB borrowings, and the remaining loans were held-for-sale. During the three months ended March 31, 2020, we funded $227 million of residential bridge loans, of which $21 million were sold to a third party and the remaining loans were transferred to our BPL investment portfolio.
While we were able to price and complete a $378 million single-family rental loan securitization in early March with a modest impact to pricing, our remaining loan inventory experienced meaningful price declines through the end of March.
We utilize a combination of capital and our business purpose loan warehouse facilities to manage our inventory of business purpose residential loans held-for-sale and our business purpose loan investments. At March 31, 2020, our business purpose residential loan warehouse capacity totaled $1.41 billion across five separate counterparties. In addition, at March 31, 2020, we financed a portion of the CAFL securities we own through a securities repurchase facility.
Subsequent to March 31, 2020, we replaced a mark-to-market (or marginable) business purpose loan warehouse facility, which may be subject to margin calls if the value of the assets securing borrowings declines, with a new non-mark-to-market warehouse facility, and we expect to transfer a portion of our SFR and bridge loans to this new facility.
Multifamily Investments Segment
Overview
Our Multifamily Investments segment incurred a net loss of $225 million during the first quarter of 2020, driven primarily by $227 million of negative investment fair value changes. The declines in investment fair values were triggered by the pandemic.

Investment Portfolio
The following table presents details of the investments in our Multifamily Investments segment at March 31, 2020 and December 31, 2019.
Table 12 – Multifamily Investments

(In Thousands)	March 31, 2020	December 31, 2019
Multifamily securities at Redwood	$26,487	$404,128
Multifamily securities at consolidated Freddie Mac K-Series entities (1)	22,785	252,285
Other investments	36,691	61,018
Total Segment Investments	$85,963	$717,431

(1)
Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $470 million of loans and $448 million of ABS issued associated with these investments at March 31, 2020.

See the "Investments" section that follows for additional details on these investments.
In the first quarter of 2020, we sold $430 million of multifamily securities, representing nearly all of our mezzanine securities and first-loss b-piece securities. During the first quarter of 2020, we sold the subordinate securities issued by four Freddie Mac sponsored K-Series multifamily securitizations and deconsolidated $3.86 billion of multifamily loans and other assets, and $3.72 billion of ABS issued and other liabilities associated with these investments. At March 31, 2020, we held subordinate investments in two such securitizations, one of which we consolidated.
In addition to our multifamily securities investments, our other investments are primarily comprised of an investment in a limited partnership created to acquire multifamily loans from Freddie Mac, and investments in multifamily excess MSRs.
The following table presents the components of investment fair value changes for our Multifamily Investments segment by investment type for the three months ended March 31, 2020.
Table 13 – Investment Fair Value Changes, Net from Multifamily Investments

Three Months Ended
(In Thousands)	March 31, 2020
Investment Fair Value Changes, Net
Changes in fair value of:
Trading securities	$(111,412)
Excess MSRs	(3,672)
Net investments in Freddie Mac K-Series entities (1)	(86,509)
Other	(379)
Risk management derivatives, net	(24,150)
Impairments on AFS securities	(1,000)
Investment Fair Value Changes, Net	$(227,122)

(1)
Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.

The negative investment fair value changes across our multifamily portfolio were driven by spread widening triggered by the pandemic.

Third-Party Residential Investments Segment
Overview
Our Third-Party Residential Investments segment incurred a net loss of $280 million during the first quarter of 2020, driven primarily by $304 million of negative investment fair value changes. The declines in investment fair values were triggered by the pandemic.
Investment Portfolio
The following table presents details of the investments in our Third-Party Residential Investments segment at March 31, 2020 and December 31, 2019.
Table 14 – Third-Party Residential Investments

(In Thousands)	March 31, 2020	December 31, 2019
Residential securities at Redwood	$134,649	$466,672
Residential securities at consolidated Freddie Mac SLST entities (1)	307,175	448,893
Other investments	359,036	233,886
Total Segment Investments	$800,860	$1,149,451

(1)
Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $2.13 billion of loans and $1.83 billion of ABS issued associated with these investments at March 31, 2020.

During the first quarter, we sold $210 million of third-party residential investments, including $95 million of recently issued subordinate securities, $74 million of RPL securities, $23 million of CRT securities, and $18 million of legacy securities. The proceeds from these sales were used to pay down associated repurchase debt. See the "Investments" section that follows for additional details on these investments.
The following table presents the components of investment fair value changes for our Third-Party Residential Investments segment by investment type for the three months ended March 31, 2020.
Table 15 – Investment Fair Value Changes, Net from Third-Party Residential Investments

Three Months Ended
(In Thousands)	March 31, 2020
Investment Fair Value Changes, Net
Changes in fair value of:
Trading securities	$(108,654)
Servicer advance investments	(6,062)
Excess MSRs	(5,822)
Shared home appreciation options	(7,554)
Net investment in Freddie Mac SLST entities (1)	(142,162)
Risk management derivatives, net	(34,008)
Other	80
Impairments on AFS securities	(254)
Investment Fair Value Changes, Net	$(304,436)

(1)
Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.

The negative investment fair value changes across our third-party residential investments portfolio were driven by spread widening triggered by the pandemic.

Investments
This section presents additional details on our investment assets and their activity during the three months ended March 31, 2020.
Residential Loans at Residential Lending Investment Portfolio
The following table provides the activity of residential loans at our Residential Lending investment portfolio during the three months ended March 31, 2020.
Table 16 – Residential Loans at Residential Lending Investment Portfolio - Activity

Three Months Ended
(In Thousands)	March 31, 2020
Fair value at beginning of period	$2,111,897
Transfers between portfolios (1)	(422,090)
Principal repayments	(159,656)
Changes in fair value, net	(93,636)
Fair Value at End of Period	$1,436,515

(1)	Represents the net transfers of loans into or out of our investment portfolio and their reclassification between held-for-sale and held-for-investment.
At March 31, 2020, $1.44 billion of residential loans were held by our FHLB-member subsidiary and financed with $1.19 billion of borrowings from the FHLBC. As previously discussed, we expect to sell or refinance substantially all of the remaining assets financed through this facility and repay substantially all of our borrowings from the FHLBC.
Single-Family Rental Loans at Business Purpose Lending Investment Portfolio
The following table provides the activity of single-family rental loans at our Residential Lending investment portfolio during the three months ended March 31, 2020.
Table 17 –Single-Family Rental Loans at Business Purpose Lending Investment Portfolio - Activity

Three Months Ended
(In Thousands)	March 31, 2020
Fair value at beginning of period	$237,620
Transfers between portfolios	38,340
Principal repayments	(889)
Changes in fair value, net	(23,028)
Fair Value at End of Period	$252,043
At March 31, 2020, $248 million of single-family rental loans were held by our FHLB-member subsidiary and financed with $177 million of borrowings from the FHLBC. As previously discussed, we expect to sell or refinance substantially all of the remaining assets financed through this facility and repay substantially all of our borrowings from the FHLBC. As such, as of March 31, 2020, our SFR loans previously classified as held-for investment, were reclassified to held-for-sale, based on our current intent to sell (or securitize) the loans. Although these loans are held-for-sale, we are not including them in our inventory of SFR loans at our business purpose mortgage banking operations and will continue to present them in our investment portfolio.
The outstanding single-family rental loans at our Business Purpose Lending investment portfolio at March 31, 2020 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years. At March 31, 2020, the weighted average coupon of our single-family rental loans was 4.87% and the weighted average remaining loan term was seven years. At origination, the weighted average LTV ratio of these loans was 69% and the weighted average DSCR was 1.35 times. At March 31, 2020, none of these loans were greater than 90 days delinquent or in foreclosure.

Residential Bridge Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of residential bridge loans held-for-investment at Redwood during the three months ended March 31, 2020.
Table 18 – Residential Bridge Loans Held-for-Investment at Redwood - Activity

Three Months Ended
(In Thousands)	March 31, 2020
Fair value at beginning of period	$745,006
Transfers between portfolios (1)	206,333
Transfers to REO	(812)
Principal repayments	(113,896)
Changes in fair value, net	(36,887)
Fair Value at End of Period	$799,744

(1)
All of our residential bridge loans are originated at our TRS then transferred to our REIT. Origination fees and any mark-to-market changes on these loans prior to transfer are recognized as mortgage banking income. Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes recorded through Investment fair value changes, net on our consolidated statements of income (loss).

Our $800 million of residential bridge loans held-for-investment at March 31, 2020 were comprised of first-lien, fixed-rate, interest-only loans with a weighted average coupon of 7.95% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 728 and the weighted average LTV ratio of these loans was 69%. At March 31, 2020, of the 3,053 loans in this portfolio, 16 loans with an aggregate fair value of $32 million and an unpaid principal balance of $36 million were greater than 90 days delinquent, of which 11 of these loans with an aggregate fair value of $21 million and an unpaid principal balance of $24 million were in foreclosure.
We finance our residential bridge loans through six business purpose residential loan warehouse facilities that had a total uncommitted borrowing limit of $1.41 billion at March 31, 2020. The weighted average cost of the borrowings outstanding under these facilities during the three months ended March 31, 2020 was 4.12%.
Subsequent to March 31, 2020, we replaced a mark-to-market (or marginable) business purpose loan warehouse facility, which may be subject to margin calls if the value of the assets securing borrowings declines, with a new non-mark-to-market warehouse facility, and we expect to transfer a portion of our bridge loans to this new facility.

Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type in our Investment Portfolio segment for the three months ended March 31, 2020.
Table 19 – Real Estate Securities Activity by Collateral Type

Three Months Ended March 31, 2020	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$175,859	$151,797	$368,090	$404,128	$1,099,874
Acquisitions
Sequoia securities	43,363	—	3,198	—	46,561
Third-party securities	16,627	—	4,500	31,132	52,259
Sales
Sequoia securities	(33,375)	(3,905)	(4,982)	—	(42,262)
Third-party securities	(115,354)	(66,606)	(27,878)	(287,483)	(497,321)
Gains on sales and calls, net	3,357	397	1,702	(1,604)	3,852
Effect of principal payments (1)	(4,464)	(774)	(2,271)	(4,015)	(11,524)
Change in fair value, net	(46,454)	(27,128)	(168,724)	(115,671)	(357,977)
Ending Fair Value (2)	$39,559	$53,781	$173,635	$26,487	$293,462

(1)
The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

(2)
At March 31, 2020, excludes $143 million and $167 million of securities retained from our consolidated Sequoia Choice and CAFL securitizations, respectively, as well as $307 million and $23 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively.

During the three months ended March 31, 2020, we sold $540 million of securities to reposition our portfolio and generate liquidity in response to the pandemic. At March 31, 2020, our securities consisted of fixed-rate assets (87%), adjustable-rate assets (9%), hybrid assets that reset within the next year (3%), and hybrid assets that reset between 12 and 36 months (1%).

We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our residential securities that were financed with repurchase debt at March 31, 2020.
Table 20 – Real Estate Securities Financed with Repurchase Debt

March 31, 2020	Real Estate Securities (1)	Margin Posted	Repurchase Debt	Allocated Capital	Weighted Average Price(2)	Financing Haircut(3)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Mezzanine (4)	$110,801	$21,626	$(108,620)	$23,807	95	21%
Re-performing (5)	312,377	34,443	(300,311)	46,509	49	15%
Total Residential Securities	423,178	56,069	(408,931)	70,316	57	17%
Multifamily Securities (6)	68,796	18,319	(76,216)	10,899	68	16%
Total	$491,974	$74,388	$(485,147)	$81,215

(1)	Amounts represent carrying value of securities, which are held at GAAP fair value.

(2)	GAAP fair value per $100 of principal.

(3)	Allocated capital divided by GAAP fair value.

(4)
Includes $51 million of securities we owned that were issued by consolidated Sequoia Choice securitizations, which we consolidate in accordance with GAAP. Also includes $10 million of trade receivables from unsettled trades.

(5)	Includes $307 million of securities we owned that were issued by consolidated Freddie Mac SLST securitizations, which we consolidate in accordance with GAAP.

(6)
Includes $23 million of securities we owned that were issued by consolidated Freddie Mac K-Series securitizations, which we consolidate in accordance with GAAP. Also includes $22 million of trade receivables from unsettled trades.

At March 31, 2020, we had short-term debt incurred through repurchase facilities of $485 million, which was secured by $492 million of real estate securities (including securities owned in consolidated securitization entities). Our repo borrowings were made under facilities with seven different counterparties, and the weighted average cost of funds for these facilities during the first quarter of 2020 was approximately 2.69% per annum. Additionally, at March 31, 2020, real estate securities with a fair value of $258 million (including securities owned in consolidated Sequoia Choice and CAFL securitization entities), were financed with long-term, non-mark-to-market recourse repurchase debt through our subordinate securities financing facilities and $25 million were financed with a secured revolving debt facility. The remaining $195 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.

The following table presents our real estate securities at March 31, 2020, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, mezzanine, and subordinate). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 21 – Real Estate Securities by Vintage and Type

March 31, 2020	Sequoia 2012-2020	Third Party 2013-2019	Agency CRT 2018-2019	Third Party <=2008	Total Residential Securities	Multifamily 2019-2020	Total Real Estate Securities
(In Thousands)
Senior (1)	$26,980	$12,575	$—	$4	$39,559	$—	$39,559
Mezzanine (2)	27,914	25,867	—	—	53,781	—	53,781
Subordinate (1)	77,433	70,449	20,172	5,581	173,635	26,487	200,122
Total Securities (3)	$132,327	$108,891	$20,172	$5,585	$266,975	$26,487	$293,462

(1)
At March 31, 2020, senior Sequoia and third-party securities included $40 million of IO securities. At March 31, 2020, subordinate third-party securities included $8 million of IO securities. Our interest-only securities included $19 million of A-IO-S securities at March 31, 2020 that we retained from certain of our Sequoia securitizations. These securities represent certificated servicing strips and therefore may be negatively impacted by the operating and funding costs related to servicing the associated securitized mortgage loans.

(2)	Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.

(3)
At March 31, 2020, excluded $143 million, $307 million, $23 million, and $167 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, Freddie Mac K-Series, and CAFL securitizations, respectively. For GAAP purposes we consolidated $6.78 billion of residential loans and $6.15 billion of non-recourse ABS debt associated with these retained securities.

The following tables present the components of the interest income we earned on AFS securities for the three months ended March 31, 2020.
Table 22 – Interest Income — AFS Securities

Three Months Ended March 31, 2020					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$221	$529	$750	$13,492	6.55%	15.68%	22.23%
Mezzanine	97	14	111	8,997	4.31%	0.62%	4.93%
Subordinate	2,575	1,211	3,786	131,583	7.83%	3.68%	11.51%
Total AFS Securities	$2,893	$1,754	$4,647	$154,072	7.51%	4.55%	12.06%

Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three months ended March 31, 2020 and 2019.
Table 23 – Taxable Income

	Three Months Ended March 31,
(In Thousands, except per Share Data)	2020 est. (1)	2019 est. (1)
REIT taxable income	$37,527	$28,761
Taxable REIT subsidiary (loss) income	(47,489)	6,697
Total Taxable (Loss) Income	$(9,962)	$35,458

REIT taxable income per share	$0.33	$0.30
Total taxable (loss) income per share	$(0.08)	$0.37

Distributions to shareholders	$36,741	$28,998
Distributions to shareholders per share	$0.32	$0.30

(1)	Our tax results for the three months ended March 31, 2020 and 2019 are estimates until we file tax returns for these years.

Under normal circumstances, our minimum REIT dividend requirement would be 90% of our annual REIT taxable income. However, we currently maintain a $28 million federal net operating loss carry forward (NOL) at the REIT that affords us the option of retaining REIT taxable income up to the NOL amount, tax free, rather than distributing it as dividends. Federal income tax rules require the dividends paid deduction to be applied to reduce REIT taxable income before the applicability of NOLs is considered; therefore, REIT taxable income must exceed our dividend distribution for us to utilize a portion of our NOL and any remaining amount will carry forward into future years.

Our dividend characterization for 2020 will be determined based on our full-year taxable income and dividend distributions, both of which are uncertain at this time. As the year progresses, we plan to provide an update on the expected characterization of 2020 dividends. Under the federal income tax rules applicable to REITs, none of our 2020 dividend distributions are currently expected to be characterized as long-term capital gains.
Tax Provision under GAAP

For the three months ended March 31, 2020 and 2019, we recorded a tax benefit of $22 million and a tax provision of $1 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The switch to a benefit from income taxes from provision for income taxes year-over-year was primarily the result of  GAAP losses being recorded at our TRS in 2020 versus TRS GAAP income in 2019. The benefit from income taxes this period was partially offset by a valuation allowance being recorded against our federal net ordinary deferred tax assets. Our TRS effective tax rate in 2020 is expected to be significantly less than the federal statutory corporate tax rate, due to the valuation allowance and other permanent GAAP to tax differences. The income or loss generated at our TRS will not directly affect the tax characterization of our 2020 dividends.

Realization of our deferred tax assets ("DTAs") is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2019, we reported net federal ordinary and capital deferred tax liabilities ("DTLs"), and, as such, had no associated valuation allowance. As a result of GAAP losses at our TRS in 2020, we forecast that we will report net federal ordinary and capital DTAs at December 31, 2020 and consequently a valuation allowance was recorded against our net federal ordinary DTAs. However, no valuation allowance was recorded against our net federal capital DTAs as we currently expect to utilize these DTAs due to our ability to recognize capital losses and carry them back to prior years. Consistent with prior periods, we continued to maintain a valuation allowance against our net state DTAs. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations.
Potential Taxable Income Volatility
We expect period-to-period volatility in our estimated taxable income. A description of the factors that can cause this volatility is described in the Taxable Income portion of the Results of Operations section in the MD&A included in Part II, Item 7, of our Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Summary
In addition to the proceeds from equity and debt capital-raising transactions, our principal sources of cash consist of borrowings under mortgage loan warehouse facilities, securities repurchase agreements, payments of principal and interest we receive from our investment portfolios, proceeds from the sale of portfolio assets, and cash generated from our operating activities. Our most significant uses of cash are to purchase and originate mortgage loans for our mortgage banking operations, to purchase investment securities and make other investments, to repay principal and interest on our debt, to meet margin calls associated with our debt and other obligations, to make dividend payments on our capital stock, and to fund our operations.
At March 31, 2020, our total capital was $1.51 billion and included $0.73 billion of equity capital and $0.79 billion of convertible notes and long-term debt on our consolidated balance sheet, including $245 million of convertible debt due in 2023, $200 million of convertible debt due in 2024, $201 million of exchangeable debt due in 2025, and $140 million of trust-preferred securities due in 2037.
As of March 31, 2020, our unrestricted cash was $378 million. As a result of continued actions we have taken to respond to the pandemic and prepare ourselves for the potential of a prolonged recession, we have generated additional cash through asset sales and debt paydowns, and as of May 13, 2020, our unrestricted cash was $516 million and we had met all margin calls due. While we believe our available cash, together with additional liquidity we believe we can source through additional asset sales and secured borrowing facilities, is sufficient to fund our operations and to repay existing debt, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term investments or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company.
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
Cash Flows and Liquidity for the Three Months Ended March 31, 2020
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
During the first quarter of 2020, in response to the pandemic, we sold a significant amount of investments and repaid a significant amount of debt, which allowed us to reposition and de-lever our balance sheet and generate additional liquidity. As a result of the pandemic, our mortgage banking operations also experienced losses.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $241 million during the three months ended March 31, 2020. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, origination, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were negative $49 million and negative $56 million during the first three months of 2020 and 2019, respectively.
As a result of the pandemic, in late March we determined that our hedges were no longer effectively managing the risks associated with certain of our assets and liabilities and we settled nearly all of our outstanding derivative positions. As a result of these settlements and other hedging activity during the quarter, we made $163 million of cash payments, representing a significant outflow of cash for the period that we would not expect to recur in subsequent periods, particularly while we are not employing the use of derivatives. Additionally, in settling the derivatives, cash margin we had previously posted to counterparties was used to offset our obligation under the contracts, and the associated reduction in our margin receivable balance contributed to a $108 million positive net change in the Accrued interest receivable and other assets line item of our cash flow statement.
Additionally, as discussed previously in this MD&A, in late March and continuing into May, we sold a significant amount of loans and securities, and repaid associated debt. As a result, we expect the cash provided from net interest income to decline in future periods.

Cash Flows from Investing Activities
During the three months ended March 31, 2020, our net cash provided by investing activities was $911 million and primarily resulted from proceeds from sales of real estate securities, as well as principal payments on loans and securities. Although we generally intend to hold our investment securities as long-term investments, we may sell certain of these securities in order to manage our interest rate risk and liquidity needs, to meet other operating objectives, and to adapt to market conditions. As previously discussed, during the first quarter of 2020, we sold a significant amount of investments in response to the pandemic. We cannot predict the timing and impact of future sales of investment securities, if any.
Because many of our investment securities and loans are financed through various borrowing agreements, a significant portion of the proceeds from any sales or principal payments of these assets are generally used to repay balances under these financing sources. Similarly, all or a significant portion of cash flows from principal payments of loans at consolidated securitization entities would generally be used to repay ABS issued by those entities.
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the three months ended March 31, 2020, we transferred residential loans between held-for-sale and held-for-investment classification, retained securities from Sequoia and CAFL securitizations we sponsored, and de-consolidated certain multifamily residential securitization trusts, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the three months ended March 31, 2020, our net cash used in financing activities was $556 million. This primarily resulted from $500 million of net repayments of long-term debt, including repayments of $633 million of FHLBC borrowings, and $84 million from the settlement of derivatives previously hedging our variable rate trust preferred securities and subordinated notes. These outflows of cash were partially offset by $134 million of proceeds from our new secured term facility financing subordinate securities and our new secured revolving debt facility financing our MSRs and certificated mortgage servicing rights, $12 million of proceeds from net short-term debt borrowings, and $13 million of proceeds from the net issuance and settlement of ABS issued.
During the three months ended March 31, 2020, we declared dividends of $0.32 per common share. On March 27, 2020, we announced the deferral of the payment of our previously declared first quarter dividend of $0.32 per share, and subsequently paid the dividend fully in cash on May 8, 2020.
In accordance with the terms of our outstanding deferred stock units and restricted stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit and restricted stock unit.
Repurchase Authorization
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At March 31, 2020, $100 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital and unrestricted cash described above.
Short-Term Debt
In the ordinary course of our business, we use recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At March 31, 2020, we had $2.34 billion of short-term debt outstanding. During the first three months of 2020, the highest balance of our short-term debt outstanding was $3.23 billion. For further detail on our short-term debt, see Note 13 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Subsequent to March 31, 2020, we entered into a non-mark-to-market (or non-marginable) loan warehouse facility to finance residential mortgage loans. We used this facility to refinance certain loans previously financed on mark-to-market (or marginable) facilities, and may use this facility to finance loans purchased in the future. While the non-marginability of this facility generally reduces our liquidity risk relative to a marginable facility, it carries incrementally higher interest rates, which could increase our overall borrowing costs in the future, depending on our use of this facility.
Long-Term Debt
The following discusses significant activity during the first quarter of 2020 and other information about our long-term debt. For further detail on our long-term debt, see Note 15 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
FHLBC Borrowings
As a result of the economic and financial market impacts of the pandemic, the terms of our borrowing facility with the Federal Home Loan Bank of Chicago (our "FHLBC Facility") evolved and we decided to significantly reduce the financing we obtain from the FHLBC. Accordingly, in March 2020 we began entering into transactions to sell several pools of residential whole loans financed through this facility and in the coming weeks we expect to sell or refinance substantially all of the remaining assets financed through this facility and repay substantially all of our borrowings from the FHLBC.
Subordinate Securities Financing Facility
In the first quarter of 2020, we entered into a repurchase agreement providing non-mark-to-market recourse debt financing for $103 million of securities retained from our consolidated CAFL securitizations. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through February 2023. The financing facility may be terminated, at our option, in February 2023, and has a final maturity in February 2025, provided that the interest rate on amounts outstanding under the facility increases between March 2023 and February 2025.
Secured Revolving Debt Facility
In the first quarter of 2020, a subsidiary of Redwood entered into a secured revolving debt facility agreement collateralized by MSRs and certificated mortgage servicing rights. Borrowings under this facility accrue interest at per annum rates equal to one-month LIBOR plus 2.75% through January 2021, with an increase in rate between February 2021 and the maturity of the facility in January 2022. This facility has an aggregate maximum borrowing capacity of $50 million. Borrowings under this facility totaled $30 million at March 31, 2020. At March 31, 2020, $49 million of MSRs and interest-only securities were pledged as collateral under this facility. In April 2020, we repaid $10 million of borrowings under this facility.
Business Purpose Loan Warehouse Facility
Subsequent to March 31, 2020, we entered into a non-mark-to-market (or non-marginable) loan warehouse facility to finance business purpose mortgage loans. We used this facility to refinance certain loans previously financed on mark-to-market (or marginable) facilities, and may use this facility to finance loans originated in the future. While the non-marginability of this facility generally reduces our liquidity risk relative to a marginable facility, it carries incrementally higher interest rates, which could increase our overall borrowing costs in the future, depending on our use of this facility.
 Asset-Backed Securities Issued
During the first quarter of 2020, we sold subordinate securities issued by four Freddie Mac K-Series securitization trusts we previously consolidated and determined that we should derecognize the associated assets and liabilities of each of these entities for financial reporting purposes. As a result, during the first quarter of 2020, we deconsolidated $3.86 billion of multifamily loans and other assets and $3.72 billion of multifamily ABS issued. For further detail on our Asset-backed Securities Issued, see Note 14 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other Commitments and Contingencies
For additional information on commitments and contingencies that could impact our liquidity and capital resources, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

COVID-19 Pandemic-Related Mortgage Payment Forbearances
In response to the personal financial impacts of the pandemic, many residential mortgage borrowers are seeking forbearance with respect to monthly mortgage payment obligations. We are exposed to the negative financial impact of COVID-19 related payment forbearances with respect to loans securitized in Sequoia transactions, loans held for investment or sale, and a variety of other investments, including third-party issued mortgage-backed securities, mortgage servicing rights and related cash flows, and re-performing residential mortgage loans. Business purpose mortgage loan borrowers may also seek payment forbearances. In addition, transactions we have entered into, including to finance loans with warehouse financing providers and to sell whole loans to third parties, may be negatively impacted by COVID-19 related payment forbearances, including by reducing our proceeds from these transactions or if we are required to repurchase impacted loans.
Mortgage Servicing Advance Obligations
Redwood's liquidity exposure to advancing obligations associated with residential mortgage servicing rights (MSRs) is primarily related to our Sequoia private-label residential mortgage backed securities (RMBS). The residential mortgage loans backing our Sequoia securities were generally originated as prime quality residential mortgage loans with strong credit characteristics. These loans were sourced from our residential mortgage platform through our network of loan sellers, including banks and independent mortgage companies, and were acquired after undergoing our review and underwriting process.
We outsource our residential mortgage servicing activity to third-party sub-servicers and do not directly service residential mortgage loans. We carry out a servicing oversight function and, in some cases, are obligated to reimburse our sub-servicers when they fund advances of principal and interest (P&I), taxes and insurance (T&I), and certain other amounts related to securitized mortgage loans.
At April 30, 2020, mortgage loans in a delinquent status (whether or not subject to forbearance) accounted for approximately 3.2% of the aggregate principal (or notional) balance of Sequoia securitized loans for which we had servicing advance funding obligations (an increase from approximately 0.9% of principal balance that were in a delinquent status (whether or not subject to forbearance) with respect to the monthly mortgage payment due in March 2020). For every 10 percentage point increase in the principal balance of Sequoia securitized mortgage loans in a delinquent status (whether or not subject to forbearance), Redwood estimates that its average monthly P&I servicing advance funding obligation would increase by $6 million. Other advance funding obligations, including with respect to T&I, are subject to variability and seasonality and are not included within this estimate.

Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition of mortgage loans (including those we acquire in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock or outstanding debt securities. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2019, under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities,” and under the caption “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Many of the risks described above materialized during the first quarter of 2020 as a result of the pandemic and its impact on the economy and financial markets, as described above under the heading “Business Update” and elsewhere within this MD&A.

Our sources of debt financing include short-term secured borrowings under residential and business purpose mortgage loan warehouse facilities, short-term securities repurchase facilities, a $10 million committed line of short-term secured credit from a bank, short-term servicer advance financing, a secured, revolving debt facility collateralized by mortgage servicing rights, subordinate securities financing facilities, and secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, under its borrowing facility with the FHLBC.

Aggregate borrowing limits are stated under certain of these facilities, and certain other facilities have no stated borrowing limit, but many of the facilities are uncommitted, which means that any request we make to borrow funds under these uncommitted facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. In general, financing under these facilities is obtained by transferring or pledging mortgage loans or securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred or pledged assets). While transferred or pledged assets are financed under a facility, to the extent the market value of the assets declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. Margin call provisions under these facilities are further described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2019 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2019 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”

Because many of these borrowing facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Market Risks.” In addition, with respect to mortgage loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Market Risks,” if and when those loans or securities become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility. Additionally, our access to financing under the borrowing facility with the FHLBC is subject to the risks described under the heading “Risk Factors - Federal regulations may limit, eliminate, or reduce the attractiveness of our subsidiary’s ability to use borrowings from the Federal Home Loan Bank of Chicago to finance the mortgage loans and securities it holds and acquires, which could negatively impact our business and operating results” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

At March 31, 2020, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. However, significant and widespread decreases in the fair values of our assets, including decreases of the magnitude that resulted from the impact of the pandemic during the first quarter of 2020, could cause us to breach the financial covenants under our borrowing facilities related to net worth and leverage. In particular, during the first quarter of 2020, we amended financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, and financial covenants that require us to maintain recourse indebtedness below a specified ratio in certain borrowing agreements on a temporary or permanent basis, and we continue to engage in discussions with our financing counterparties with regard to such financial covenants; however, we cannot be certain whether we will be able to remain in compliance with these financial covenants, including upon the scheduled expiration of certain temporary covenant amendments we obtained, or whether our financing counterparties will negotiate terms or agreements in respect of these financial covenants, the timing of any such negotiations or agreements or the terms thereof. Even if we continue to obtain temporary or permanent agreements from financing counterparties to amend financial covenants, we may not be able to maintain compliance with any such amended covenants. Such covenants, if breached, can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements, and other risks described under the caption “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on the balance sheet, while others are off-balance sheet or recorded on the balance sheet in amounts different from the full contract or notional amount of the transaction.
For additional information on our contractual obligations, see the Off-Balance Sheet Arrangements and Contractual Obligations section in the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
For additional information on our commitments and contingencies as of March 31, 2020, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors.
We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, including the timing and amount of purchases, sales, calls, and repayment of consolidated assets, changes in the fair values of consolidated assets and liabilities, increases or decreases in earnings from mortgage banking activities, and certain non-recurring events. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues and estimates. Our critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements are included in the "Critical Accounting Policies and Estimates" section of Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.
In addition to the regular volatility we may experience on a quarterly basis, the ongoing impact of the pandemic on the United States economy, homeowners, renters of housing, the housing market, the mortgage finance markets and the broader financial markets, has caused additional volatility impacting many of our estimates. It is difficult to fully assess the impact of the pandemic at this time, including because of the uncertainty around the severity and duration of the pandemic domestically and internationally, as well as the uncertainty around the efficacy of Federal, State and local governments’ efforts to contain the spread of the pandemic and respond to its direct and indirect impacts on many aspects of Americans’ lives and economic activity. Continued volatility resulting from the pandemic could impact our critical estimates and lead to significant period-to-period earnings volatility.
Market Risks
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Other Risks
In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in this Quarterly Report on Form 10-Q.
NEW ACCOUNTING STANDARDS
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2019.
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
There have been no changes in our internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On or about December 23, 2009, the Federal Home Loan Bank of Seattle (the “FHLB-Seattle”) filed a complaint in the Superior Court for the State of Washington (case number 09-2-46348-4 SEA) against Redwood Trust, Inc., our subsidiary, Sequoia Residential Funding, Inc. (“SRF”), Morgan Stanley & Co., and Morgan Stanley Capital I, Inc. (collectively, the “FHLB-Seattle Defendants”), which alleged that the FHLB-Seattle Defendants made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Seattle Certificate”) issued in the Sequoia Mortgage Trust 2005-4 securitization transaction (the “2005-4 RMBS”) and purchased by the FHLB-Seattle. The Seattle Certificate was issued with an original principal amount of approximately $133 million, and, at March 31, 2020, approximately $128 million of principal and $12 million of interest payments had been made in respect of the Seattle Certificate. As of March 31, 2020, the Seattle Certificate had a remaining outstanding principal amount of approximately $5 million. The matter was subsequently resolved and the claims were dismissed by the FHLB Seattle as to all the FHLB Seattle Defendants. At the time the Seattle Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, we could incur a loss as a result of these indemnities.
On or about July 15, 2010, The Charles Schwab Corporation (“Schwab”) filed a complaint in the Superior Court for the State of California in San Francisco (case number CGC-10-501610) against SRF and 26 other defendants (collectively, the “Schwab Defendants”), which alleged that the Schwab Defendants made false or misleading statements in offering materials for various residential mortgage-backed securities sold or issued by the Schwab Defendants. Schwab alleged only a claim for negligent misrepresentation under California state law against SRF and sought unspecified damages and attorneys’ fees and costs from SRF. Schwab claimed that SRF made false or misleading statements in offering materials for a mortgage pass-through certificate (the “Schwab Certificate”) issued in the 2005-4 RMBS and purchased by Schwab. The Schwab Certificate was issued with an original principal amount of approximately $15 million, and, at March 31, 2020, approximately $14 million of principal and $1 million of interest payments had been made in respect of the Schwab Certificate. As of March 31, 2020, the Schwab Certificate had a remaining outstanding principal amount of approximately $1 million. On November 14, 2014, Schwab voluntarily dismissed with prejudice its negligent misrepresentation claim, which resulted in the dismissal with prejudice of SRF from the action. Subsequently, the matter was resolved and Schwab dismissed its claims against the lead underwriter of the 2005-4 RMBS. At the time the Schwab Certificate was issued, Redwood agreed to indemnify the underwriters of the 2005-4 RMBS, which underwriters were also named as defendants in the action, for certain losses and expenses they might incur as a result of claims made against them relating to this RMBS, including, without limitation, certain legal expenses. Regardless of the resolution of this litigation, Redwood could incur a loss as a result of these indemnities.
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

In addition to the matters described above, in connection with the impact of the effects of the COVID-19 pandemic on the non-Agency mortgage finance market and on our business and operations, we became more selective in making residential loan purchases. These actions have impacted our relationships with certain of the counterparties that have regularly sold residential mortgage loans to us and, in some cases, these counterparties have alleged that we have breached perceived obligations to them, and requested or demanded that we purchase loans from them and/or compensate them for perceived damages resulting from our decision not to purchase certain loans from them. One such counterparty has filed a breach of contract lawsuit against us alleging that it has suffered in excess of $2 million of losses as a result of our alleged failure to purchase residential mortgage loans from it. We may become subject to additional litigation and claims from these counterparties or other counterparties that are similarly situated (“Residential Loan Seller Claims”), which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
We believe that any such Residential Loan Seller Claims are without merit or subject to defenses and we intend to defend vigorously any such actions to which we become a party. In the ordinary course of evaluating and responding to any request, demand, claim or litigation, including in the case of certain of the Residential Loan Seller Claims, we have engaged and may engage in formal or informal resolution or settlement communications with certain counterparties. While we have not engaged in any formal or informal resolution or settlement communications with respect to Residential Loan Seller Claims that have caused us to determine that a material loss from these matters is probable, communications, including demands, we have received from certain counterparties since mid-March 2020 relating to certain Residential Loan Seller Claims, are a factor that has contributed to our concluding that we can estimate a range of reasonably possible losses with respect to Residential Loan Seller Claims we have received. Accordingly, with respect to Residential Loan Seller Claims we have received, we estimate that the aggregate range of reasonably possible losses with respect to such Residential Loan Seller Claims is between zero and $10 million. However, future developments (including receipt of additional information and documents relating to these matters, new or additional resolution or settlement communications relating to these matters, resolutions of similar claims against other industry participants in similar circumstances, or receipt of additional Residential Loan Seller Claims) could result in our concluding in the future to establish loss contingency reserves or modify our aggregate range of reasonably possible losses with respect to these matters. Our actual losses, and any loss contingency reserves we may establish in the future, relating to Residential Loan Seller Claims may be materially higher than the aggregate range of reasonably possible losses we have estimated above, including in the event that any of these matters proceed to trial and result in a judgment against us. We cannot be certain that any of these matters will be resolved through a resolution or settlement prior to trial and we cannot be certain that the resolution of these matters, whether through trial, settlement, or otherwise, will not have a material adverse effect on our financial condition or results of operations in any future period.
In accordance with GAAP, we review the need for any loss contingency reserves and establish reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are due. At March 31, 2020, the aggregate amount of loss contingency reserves established in respect of litigation matters was $2 million and is related to the FHLB-Seattle and Schwab matters described above. We review our litigation matters each quarter to assess these loss contingency reserves and make adjustments in these reserves, upwards or downwards, as appropriate, in accordance with GAAP based on our review.
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

Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, the following risk factors reflect recent developments.

The current outbreak of COVID-19 or the future outbreak of any other highly infectious or contagious diseases could adversely impact or cause disruption to our financial condition and results of operations. The spread of COVID-19 has disrupted, and could further cause severe disruptions in, the U.S. and global economy and financial markets and create widespread business continuity and viability issues.

The COVID-19 pandemic (the "pandemic") is causing significant repercussions across regional, national and global economies and financial markets, and could trigger a period of regional, national and global economic slowdown or regional, national or global recessions. As a result of government measures taken to slow the spread of the disease (such as quarantines and travel restrictions), many businesses have been forced to close, furlough, and lay off employees, and U.S. unemployment claims have dramatically risen at unprecedented rates. The pandemic has also contributed to significant volatility, disruption, and negative pressure in financial markets. The impact of the outbreak has been rapidly evolving and if COVID-19, or another highly infectious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak and the possible further impacts on the global economy.

A significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage loans, mortgage backed securities, and other real estate assets. In particular, COVID-19 and related economic impacts could adversely affect the availability of mortgage financing, the ability of buyers and sellers and others industry participants to conducts sales, and home values.

Further, in light of the current environment related to the pandemic on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forebear payment on their loans, which may adversely affect our results of operations. Thus, the credit risk profile of our assets may be more pronounced during severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the pandemic.

The rapid development and fluidity of the circumstances resulting from this pandemic precludes any prediction as to the ultimate adverse impact of the pandemic. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows.

The continued spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct our business.

The effects of the pandemic could adversely impact our financial condition and results of operations due to interrupted service and availability of personnel, including our executive officers and other employees that are part of our management team and an inability to recruit, attract and retain skilled personnel. To the extent our management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, our business and operating results may be negatively impacted. Moreover, the negative impacts of the pandemic necessitated a significant reduction in our workforce and additional reductions in our workforce may become necessary if economic conditions do not improve, which could negatively impact our business and results of operations. Additionally, the pandemic could negatively impact our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption.

The effects of the pandemic could negatively impact our ability to finance our business and operations.
The effects of the pandemic could adversely impact our ability to access debt and equity capital on attractive terms, or at all. A severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability and mortgage loan borrowers’ ability to make regular payments of principal and interest (e.g., due to unemployment, underemployment, or reduced income or revenues, including as a result of tenants' inability to make rental payments) or to access savings or capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities. Any of foregoing circumstances could increase margin calls under our borrowing facilities, affect our ability to meet liquidity, net worth, and leverage covenants under our borrowing facilities or have a material adverse effect on the value of investment assets we hold or our business, financial condition, results of operations and cash flows.

The effects of the pandemic could negatively impact our operating platforms, including our business purpose loan origination and residential loan purchase activities.
The effects of the pandemic could adversely impact our business and operations due to temporary or lasting changes involving the status, practices and procedures of our operating platforms, including with respect to loan origination and loan purchase activities. The impact of the pandemic has caused us to limit our residential loan purchases and reduce our business purpose loan origination activities, which may impact our relationships with business partners, customers and counterparties, breach actual or perceived obligations to them, and subject us to litigation and claims from such partners, customers and counterparties, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. Moreover, because of the disruptions to the normal operation of mortgage finance markets, our operations focused on acquiring and distributing residential mortgage loans and originating and distributing business purpose loans may not be able to function efficiently because of, among other factors, an inability to access short-term or long-term financing for mortgage loans, a disruption to the market for securitization transactions, or our inability to access these markets or execute securitization transactions. Any or all of these impacts could result in reduced (or negative) mortgage lending income and gain on sale income, and reduced net interest income, as well as an impairment of the intangible assets we recorded on our balance sheet when we acquired 5 Arches, LLC and CoreVest American Finance Lender LLC, all of which would negatively impact our financial results.
Residential mortgage loan borrowers that have been negatively impacted by the pandemic may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.
Residential mortgage loan borrowers that have been negatively impacted by the pandemic may not remit payments of principal and interest relating to their mortgage loans on a timely basis, or at all. This could be due to an inability to make such payments, an unwillingness to make such payments, or a temporary or permanent waiver of the requirement to make such payments, including under the terms of any applicable forbearance, modification, or maturity extension agreement or program. Such forbearance, waiver, or maturity extension may be available as a result of a government-sponsored or ‑imposed program or under any such agreement or program we or our sub-servicers may otherwise offer to mortgage borrowers. To the extent mortgage loan borrowers do not make payments on their loans, the value of residential mortgage loans and residential mortgage backed securities we own will likely be impaired, potentially materially. Additionally, to the extent the pandemic impacts local, regional or national economic conditions, the value of residential real estate may decline, which would also likely negatively impact the value of mortgage loans and mortgage backed securities we own, potentially materially.
We are exposed to the negative financial impact of COVID-19 related payment forbearances with respect loans securitized in Sequoia transactions, loans held for investment or sale, and a variety of other investments, including third-party issued mortgage-backed securities, mortgage servicing rights and related cash flows, re-performing residential mortgage loans, and business purpose loans. In addition, transactions we have entered into, including to finance loans with warehouse financing providers and to sell whole loans to third parties, may be negatively impacted by COVID-19 related payment forbearances, including by reducing our proceeds from these transactions or if we are required to repurchase impacted loans.

With respect to MSRs we own that are associated with mortgage loans that become delinquent (including MSRs retained for jumbo mortgage loans that we securitize through our Sequoia securitization platform and investments we have made in excess MSRs and servicing advances), cash flows we would otherwise expect to receive from our retained investments in Sequoia securitization transactions or other investments may be redirected to other investors in mortgage backed securities issued in those securitization transactions (or may be otherwise not remitted to us) or we may be obligated to fund loan servicers' principal and interest advances, as well as advances of property taxes, insurance and other amounts. Additionally, through our investment in servicer advances and associated excess MSRs, we may fund an increased amount of servicer advances on loans underlying the associated transactions. Further, any federal assistance programs available to mortgage loan servicers may not be available to us because our business and investments are not focused on mortgage loans that are eligible to be purchased or guaranteed by Fannie Mae, Freddie Mac or governmental agencies such as the Federal Housing Administration or Department of Veteran Affairs. To the extent our otherwise expected cash flows are so impaired or to the extent we are required to fund loan servicers' advances it may have a material adverse effect on our financial condition, results of operations and cash flows.
Multifamily and business purpose mortgage loan borrowers that have been negatively impacted by the pandemic may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.
Multifamily and business purpose loans and multifamily and business purpose mortgage backed securities we own are subject to similar risks as those described above with respect to residential mortgage loans, and will likely be impaired, potentially materially to the extent multifamily and business purpose loan borrowers that have been negatively impacted by the pandemic do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of multifamily and business purpose loans and multifamily and business purpose mortgage backed securities we own will likely be impaired, potentially materially. Moreover, to the extent the economic impact of any such pandemic impacts local, regional or national economic conditions, the value of multifamily and residential real estate that secures multifamily and business purpose loans is likely to decline, which would also likely negatively impact the value of mortgage loans and mortgage backed securities we own, potentially materially.
Additionally, a significant amount of the business purpose loans that we own are short-term bridge loans that are secured by residential properties that are undergoing rehabilitation or construction and not occupied by tenants. Because these properties are generally not income producing (e.g., from rental revenue), in order to fund principal and interest payments, these borrowers may seek to renegotiate the terms of their mortgage loan, including by seeking payment forbearances, waivers, or maturity extensions as a result of being negatively impacted by the pandemic. Moreover, planned construction or rehabilitation of these properties may not be able to proceed on a timely basis or at all due to operating disruptions or government mandated moratoriums on construction, development or redevelopment. All of the foregoing factors would also likely negatively impact the value of mortgage loans and mortgage backed securities we own, potentially materially.
We have experienced, and may continue to experience, significant changes in our investment portfolio during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the pandemic.
The composition of our portfolio of loans, securities and other assets has changed significantly since December 31, 2019 as a result of both ordinary course purchase and sale transactions, as well as a result of asset sales that we have undertaken in response to the financing market disruptions resulting from the pandemic. As a result, the composition of the assets we hold in our operating segments and investment portfolio has changed materially and presents a materially different risk profile than at December 31, 2019. Moreover, we may determine to undertake additional asset sales that are out of the ordinary course in the future, including in response to any worsening of economic or financial market conditions.

The continued spread of COVID-19 and the impact of the pandemic could negatively impact the availability of key third party service providers necessary to conduct our business and the ability of counterparties to meet contractual obligations to us.
Our financial results and results of operations could be negatively impacted by the inability of loan originators and servicers to operate, including the bankruptcy of one or more servicers, or the inability of our internal resources to effectively oversee servicers in certain of their activities or perform certain loan administration functions. For example, residential mortgage subservicers are seeking to respond to an unprecedented level of requests from mortgage borrowers for payment forbearances and, as a result, may not be able to process or respond to these requests effectively or in a manner that is in our best interests. Our business could also be negatively impacted by the inability of other third-party vendors we rely on to conduct our business and operate effectively, including vendors that provide IT services, mortgage banking support services, legal and accounting services, or other operational support services. Further, an inability of our counterparties to make or satisfy the conditions or representations and warranties in agreements they have entered into with us could also have a material adverse effect on our financial condition, results of operations and cash flows.
Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.

Due to the volatility in financial markets resulting from the pandemic, the market value of our loans and securities financed under our borrowing facilities has declined significantly since December 31, 2019, in particular over a recent compressed timeframe, and we have received margin calls from counterparties under these facilities. We have satisfied all of these margins calls through May 13, 2020 by pledging additional collateral, such as cash or additional loans or securities, with a value equal to the market value decline, adjusted for the percentage of the asset value financed (our haircut percentage). These margin calls expose us to a number of significant risks, including the risks of the types described above and in our Annual Report on Form 10-K for the year ended December 31, 2019 under the headings “Risk Factors,” “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities,” and “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.” For example, we may be unable to meet these margin calls or may be required or forced to sell assets pledged as collateral under adverse market conditions to meet such margin calls as a result of a decrease in the fair values of the assets pledged as collateral.

Additionally, significant and widespread decreases in the fair values of our assets could cause us to breach the financial covenants under our borrowing facilities related to net worth and leverage. Such covenants, if breached, can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements. During the first quarter of 2020, we amended such financial covenants in certain borrowing agreements on a temporary or permanent basis, and we continue to engage in discussions with our financing counterparties with regard to such financial covenants; however, we cannot be certain whether we will be able to remain in compliance with these financial covenants, including upon the scheduled expiration of certain temporary covenant amendments we obtained, or whether our financing counterparties will negotiate terms or agreements in respect of these financial covenants, the timing of any such negotiations or agreements or the terms thereof. Even if we continue to obtain temporary or permanent agreements from financing counterparties to amend financial covenants, we may not be able to maintain compliance with any such amended covenants.

Our borrowing facilities also contain representations and warranties related to litigation that could be breached if we are subject to litigation proceedings and claims in excess of specified dollar thresholds or that could have a material adverse effect on our business. The impact of the pandemic has caused us to limit our residential loan purchases and reduce our business purpose loan origination activities, which may impact our relationships with business partners, customers and counterparties, breach actual or perceived obligations to them, and subject us to litigation and claims from such partners, customers and counterparties. If the individual or aggregate amount of any such litigation and claims exceeds specified dollar thresholds or could have a material adverse effect on our business, we may be in breach of representations and warranties under our borrowing agreements, which breach could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.

Continued volatility in the residential credit market may cause the market value of loans and securities we own subject to financing to decline further, and our financing counterparties may make additional margin calls. Furthermore, if other market participants fail to meet margin calls associated with mortgage loans or securities they finance, their financing counterparties could terminate their financing and seek to sell significant amounts of loans and securities in the current market environment, which could further depress the market value of these types of assets and result in additional margin calls on us and other borrowers. Additionally, securities financed under our short-term securities repurchase facilities, and loans financed under certain whole-loan warehouse/secured revolving borrowing facilities and our FHLBC facility, are subject to mark-to-market treatment and may incur margin calls or may require us to repurchase such loans in the event the loans become delinquent. We may receive additional margin calls in the future and there is no assurance that we will be able to meet such margin calls. We may experience an event of default under some or all of our short- and long-term debt and financing facilities if we do not meet future margin calls or maintain compliance with financial covenants and other terms of these debt obligations, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness, which could lead to an event of bankruptcy or insolvency, which would have a material adverse effect on our business, results of operations and financial condition.

Additionally, at the end of the fixed period applicable to the financing of a security under a securities repurchase facility (which generally does not exceed 90 days), we may request the same counterparty to renew the financing for an additional fixed period. If the same counterparty renews the financing, it may not be on terms that are as favorable to us as the expiring financing and the counterparty may require us to post additional collateral to renew the financing (which requirement would impact our liquidity in the same manner as a margin call). If the same counterparty does not renew the financing, it may be difficult for us to obtain financing for that security under one of our other securities repurchase facilities, due to the fact that the financial institution counterparties to our securities repurchase facilities generally only provide financing for securities that we purchased from them or one of their affiliates. If we are not able to obtain additional financing when we need it, we could be exposed to liquidity risks of the types described above.

Our results could be adversely affected by counterparty credit risk.

The economic impact of the pandemic and the associated volatility in the financial markets is likely to trigger a period of economic slowdown or recession, and could jeopardize the solvency of counterparties with which we do business. In the event a counterparty to our borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In addition, the insolvency of one or more of our counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets and obtain substitute financing on attractive terms or at all. A material reduction in our financing sources or an adverse change in the terms of our financings could have a material adverse effect on our financial condition and results of operations. In the event a counterparty that sells us residential mortgage loans becomes insolvent or is acquired by a third party, we may be unable to enforce our loan repurchase rights in connection with a breach of loan representations and warranties and we may suffer losses if we must repurchase delinquent loans. In the event that one of our sub-servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive the funds to which we are entitled. We attempt to diversify our counterparty exposure and (except with respect to loan representations and warranties) attempt to limit our counterparty exposure to counterparties with investment-grade credit ratings, although we may not always be able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings and cash flows could be adversely affected. For additional information regarding our exposure to counterparty credit risk, refer to our Annual Report on Form 10-K for the year ended December 31, 2019 under the headings “Risk Factors” and “Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.”

Our initiative to significantly reduce the financing we obtain from the FHLBC by beginning to repay outstanding amounts borrowed under the FHLBC facility may not be successful or may not result in our realizing our original intent in undertaking this initiative. Our outstanding borrowings under the FHLBC facility continue to expose us to liquidity risks, which may have a material adverse effect on our results of operations and financial condition. Sales of assets currently financed under the FHLBC facility have already and are expected to continue to result in a material amount of realized losses and significantly diminish future interest income, negatively impacting our results of operations and financial condition.

Our initiative to begin repaying outstanding debt under our FHLBC financing facility has taken the form of selling assets financed by these borrowings and/or transferring assets financed by these borrowings to other lending counterparties, with a portion of the proceeds of these sales and transfers being used to repay borrowings from the FHLBC. In March and April 2020, we began entering into transactions to sell residential whole loans financed under this facility and to transfer assets financed by these borrowings to other lending counterparties. Although we have entered into transactions to sell residential mortgage loans currently financed under the FHLBC facility and we have and continue to seek to transfer the financing of certain of these loans (and other loans) to other lending counterparties pending settlement of these sale transactions, these sale and transfer transactions may not be completed, in whole or in part, as a result of standard closing conditions, including, without limitation, that the counterparty to one or more of these transactions is unwilling or unable to complete the transactions or is unwilling to complete a portion of the transaction as a result of the underlying loans entering non-performing or forbearance status or otherwise being determined by the counterparty, following due diligence, to be impaired or defective. Mortgage loan assets that are financed under this facility, including assets that are the subject of a sale or transfer transaction that has not been completed, may decline in value, which could result in additional margin calls from the FHLBC, which could be significant and impair our liquidity. Although we expect to increase our cash position and liquidity as a result of these types of asset sales and transfers, if asset sales and transfers we undertake are at prices or on terms that do not result in net cash proceeds to us after repaying the associated borrowings under the FHLBC facility, then those sales or transfers would not improve our cash position or liquidity position and, in fact, could reduce our cash position and impair our liquidity. Sales of assets currently financed under the FHLBC facility have already and are expected to continue to result in a material amount of realized losses and significantly diminish our future interest income, negatively impacting our results of operations and financial condition.

In connection with the market disruptions resulting from the pandemic, we changed our interest rate hedging strategy and closed out of, or terminated substantially all of our interest rate hedges, incurring realized losses. As a result, interest rate risk exposure that is associated with certain of our assets and liabilities is no longer being hedged in the manner that we previously used to address interest rate risk and our revised approach to addressing interest rate risk may not be effective and could result in the incurrence of future realized losses.

In response to the recent market dislocations resulting from the pandemic, we made the determination that our interest rate hedges were no longer effective in hedging asset market values and, as of March 27, 2020, had terminated or closed out substantially all of our outstanding interest rate hedges and, overall, incurred realized losses. We are monitoring market conditions and determining when we believe it would be appropriate and effective to re-implement interest rate hedging strategies, including by taking into account our future business activities and assets and liabilities. Until we enter into new interest rate hedging agreements or implement other interest rate hedging strategies, we will be exposed to the impact that changes in benchmark interest rates may have on the value of the loans, securities and other assets we own that are sensitive to interest rate changes, as well as long-term debt obligations that are sensitive to interest rate changes. Moreover, to the extent the value of loans and securities we own fluctuate as a result of changes in benchmark interest rates, we may be exposed to margin calls under lending facilities that we use to finance these assets. In the past, our interest rate hedging strategy was intended to be a source of liquidity in meeting margin calls that resulted from asset valuation changes attributable to changes in benchmark interest rates, however, because we have terminated or closed out substantially all of our outstanding interest rate hedges we will not be able to rely on these hedges as such a source of liquidity. For example, if benchmark interest rates were to increase, all other factors being equal, we would expect the value of many of the loans and securities we own to decrease, resulting in the potential for counterparties under securities repurchase financing facilities or mortgage loan warehouse facilities to make margins calls on us to further secure outstanding borrowings. In addition, if benchmark interest rates were to increase, all other factors being equal, the cost of servicing our long-term floating rate debt obligations would increase. Operating our business and maintaining a portfolio of interest rate sensitive loans, securities and other assets without an interest rate risk hedging program in place could expose us to losses and liquidity risks, which could be material and which could negatively impact our results of operations and financial condition. There can be no assurance that future market conditions and our financial condition in the future will enable us to re-establish an effective interest rate risk hedging program, even if in the future we believe it would otherwise be appropriate or desirable to do so.

Dividend distributions on our common stock may not be declared or paid or dividends may decrease over time. Dividends may be paid in shares of common stock, cash or a combination of shares of common stock and cash. Changes in the amount and timing of dividend distributions we pay or in the tax characterization of dividend distributions we pay may adversely affect the market price of our common stock or may result in holders of our common stock being taxed on dividend distributions at a higher rate than initially expected.

Our dividend distributions are driven by a variety of factors, including our minimum dividend distribution requirements under the REIT tax laws and our REIT taxable income as calculated pursuant to the Code. We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, although our reported financial results for GAAP purposes may differ materially from our REIT taxable income.

In the year ended December 31, 2019, we paid $129.5 million of cash dividends on our common stock, representing cumulative dividends of $1.20 per share. On February 27, 2020, our board of directors declared a regular cash dividend of $0.32 per share for the first quarter of 2020, payable on March 30, 2020 to stockholders of record on March 16, 2020. On March 27, 2020, we announced our decision to delay the payment date for such dividend and on May 8, 2020 we completed the payment in cash of such dividend.

We continue to prudently evaluate our liquidity and review the ability and advisability of paying dividends in the future in light of our financial condition and the applicable minimum dividend distribution requirements under applicable REIT tax laws and regulations. Our ability to continue to pay quarterly dividends in 2020 may be adversely affected by a number of factors, including the risk factors described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019. Further, we may consider paying future dividends, if at all, in shares of common stock, cash, or a combination of shares of common stock and cash. Any decision regarding the composition of such dividends will be made following an analysis and review of our liquidity, including our cash balances and cash flows, at the time of payment of the dividend. For example, we may determine to distribute shares of common stock in lieu of cash, or in combination with cash, in respect of our dividend obligations, which, among other things, could result in dilution to existing stockholders.

To the extent we determine that future dividends would represent a return of capital to investors or would not be required under applicable REIT tax laws and regulations, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income or be required under applicable REIT tax laws and regulations. Any reduction or elimination of our payment of dividend distributions would not only reduce the amount of dividends you would receive as a holder of our common stock, but could also have the effect of reducing the market price of our common stock and our ability to raise capital in future securities offerings.

In addition, the rate at which holders of our common stock are taxed on dividends we pay and the characterization of our dividend — be it ordinary income, capital gains, or a return of capital — could have an impact on the market price of our common stock. After we announce the expected characterization of dividend distributions we have paid, the actual characterization (and, therefore, the rate at which holders of our common stock are taxed on the dividend distributions they have received) could vary from our expectations, including due to errors, changes made in the course of preparing our corporate tax returns, or changes made in response to an audit by the Internal Revenue Service, or the IRS, with the result that holders of our common stock could incur greater income tax liabilities than expected.

We may pay taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We may satisfy the REIT 90% distribution test with taxable distributions of our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by “publicly offered REITs.” Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend (or 10% for dividends declared after April 1, 2020 and before December 31, 2020) is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.

If we make a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we make a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At March 31, 2020, $100 million of this current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2020.

	Total Number of Shares Purchased or Acquired		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
January 1, 2020 - January 31, 2020	—		$—	—	$—
February 1, 2020 - February 29, 2020	10	(1)	$16.59	—	$—
March 1, 2020 - March 31, 2020	22	(1)	$17.08	—	$100,000
Total	32		$16.93	—	$100,000

(1)	Represents shares reacquired to satisfy tax withholding requirements related to the vesting of restricted shares.
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
Amendment No. 2 to Distribution Agreement, dated March 4, 2020, by and among Redwood Trust, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, JMP Securities LLC and Nomura Securities International, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 1.1, filed on March 6, 2020)

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019;
(ii) Consolidated Statements of Income (Loss) for the three months ended March 31, 2020 and 2019;
(iii) Statements of Consolidated Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2020 and 2019;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and
(vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	May 15, 2020	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2020	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Financial Officer
(Principal Financial and Accounting Officer)