Form 10-Q
period 2020-06-30
REDWOOD TRUST INC
filed 2020-08-10
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	114,944,552	shares outstanding as of August 4, 2020

REDWOOD TRUST, INC.
2020 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	June 30, 2020	December 31, 2019
ASSETS (1)
Residential loans, held-for-sale, at fair value	$20,199	$536,385
Residential loans, held-for-investment, at fair value	4,514,131	7,178,465
Business purpose residential loans, held-for-sale, at fair value	379,795	331,565
Business purpose residential loans, held-for-investment, at fair value	3,402,405	3,175,178
Multifamily loans, held-for-investment, at fair value	489,075	4,408,524
Real estate securities, at fair value	316,436	1,099,874
Other investments	429,840	358,130
Cash and cash equivalents	528,612	196,966
Restricted cash	44,496	93,867
Goodwill and intangible assets	64,610	161,464
Derivative assets	357	35,701
Other assets	171,586	419,321
Total Assets	$10,361,542	$17,995,440

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net	$662,807	$2,329,145
Derivative liabilities	1,932	163,424
Accrued expenses and other liabilities	166,013	206,893
Asset-backed securities issued, at fair value	6,856,086	10,515,475
Long-term debt, net	1,738,128	2,953,272
Total liabilities	9,424,966	16,168,209
Commitments and Contingencies (see Note 16)
Equity
Common stock, par value $0.01 per share, 395,000,000 and 270,000,000 shares authorized; 114,940,197 and 114,353,036 issued and outstanding	1,149	1,144
Additional paid-in capital	2,279,625	2,269,617
Accumulated other comprehensive (loss) income	(29,391)	41,513
Cumulative earnings	801,170	1,579,124
Cumulative distributions to stockholders	(2,115,977)	(2,064,167)
Total equity	936,576	1,827,231
Total Liabilities and Equity	$10,361,542	$17,995,440
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2020 and December 31, 2019, assets of consolidated VIEs totaled $7,984,618 and $11,931,869, respectively. At June 30, 2020 and December 31, 2019, liabilities of consolidated VIEs totaled $7,140,221 and $10,717,072, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2020	2019	2020	2019
Interest Income
Residential loans	$54,974	$77,288	$134,410	$153,238
Business purpose residential loans	53,419	3,996	106,073	6,785
Multifamily loans	4,870	35,917	45,042	57,305
Real estate securities	10,027	25,017	28,336	49,467
Other interest income	6,656	6,324	14,166	12,788
Total interest income	129,946	148,542	328,027	279,583
Interest Expense
Short-term debt	(16,907)	(24,275)	(39,974)	(46,493)
Asset-backed securities issued	(65,304)	(70,113)	(165,802)	(125,408)
Long-term debt	(20,455)	(21,832)	(43,561)	(43,595)
Total interest expense	(102,666)	(116,220)	(249,337)	(215,496)
Net Interest Income	27,280	32,322	78,690	64,087
Non-interest Income (Loss)
Mortgage banking activities, net	(5,772)	19,160	(34,183)	31,469
Investment fair value changes, net	152,228	3,138	(718,604)	23,297
Other income, net	955	4,859	3,392	9,484
Realized gains, net	25,965	2,827	29,817	13,513
Total non-interest income (loss), net	173,376	29,984	(719,578)	77,763
General and administrative expenses	(30,092)	(26,255)	(62,760)	(49,414)
Other expenses	(5,083)	(2,452)	(96,498)	(3,490)
Net Income (Loss) before (Provision for) Benefit from Income Taxes	165,481	33,599	(800,146)	88,946
(Provision for) benefit from income taxes	(37)	(2,333)	22,192	(3,216)
Net Income (Loss)	$165,444	$31,266	$(777,954)	$85,730

Basic earnings (loss) per common share	$1.41	$0.31	$(6.82)	$0.88
Diluted earnings (loss) per common share	$1.00	$0.30	$(6.82)	$0.78
Basic weighted average shares outstanding	114,383,289	96,983,764	114,229,928	94,846,431
Diluted weighted average shares outstanding	147,099,079	130,696,954	114,229,928	128,499,431

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2020	2019	2020	2019
Net Income (Loss)	$165,444	$31,266	$(777,954)	$85,730
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	52,393	8,562	(28,126)	15,280
Reclassification of unrealized loss (gain) on available-for-sale securities to net income	2,718	(2,822)	(11,080)	(12,315)
Net unrealized loss on interest rate agreements	—	(9,501)	(32,806)	(15,339)
Reclassification of unrealized loss on interest rate agreements to net income	1,029	—	1,108	—
Total other comprehensive income (loss)	56,140	(3,761)	(70,904)	(12,374)
Total Comprehensive Income (Loss)	$221,584	$27,505	$(848,858)	$73,356

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended June 30, 2020

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
March 31, 2020	114,837,533	$1,148	$2,275,808	$(85,531)	$635,726	$(2,101,949)	$725,202
Net income	—	—	—	—	165,444	—	165,444
Other comprehensive income	—	—	—	56,140	—	—	56,140
Employee stock purchase and incentive plans	102,664	1	(235)	—	—	—	(234)
Non-cash equity award compensation	—	—	4,052	—	—	—	4,052
Common dividends declared ($0.125 per share)	—	—	—	—	—	(14,028)	(14,028)
June 30, 2020	114,940,197	$1,149	$2,279,625	$(29,391)	$801,170	$(2,115,977)	$936,576

For the Six Months Ended June 30, 2020

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2019	114,353,036	$1,144	$2,269,617	$41,513	$1,579,124	$(2,064,167)	$1,827,231
Net loss	—	—	—	—	(777,954)	—	(777,954)
Other comprehensive loss	—	—	—	(70,904)	—	—	(70,904)
Issuance of common stock	350,088	3	5,544	—	—	—	5,547
Employee stock purchase and incentive plans	237,073	2	(2,776)	—	—	—	(2,774)
Non-cash equity award compensation	—	—	7,240	—	—	—	7,240
Common dividends declared ($0.445 per share)	—	—	—	—	—	(51,810)	(51,810)
June 30, 2020	114,940,197	$1,149	$2,279,625	$(29,391)	$801,170	$(2,115,977)	$936,576

For the Three Months Ended June 30, 2019

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
March 31, 2019	96,866,464	$969	$1,996,358	$52,684	$1,464,405	$(1,964,489)	$1,549,927
Net income	—	—	—	—	31,266	—	31,266
Other comprehensive loss	—	—	—	(3,761)	—	—	(3,761)
Issuance of common stock	791,191	8	12,503	—	—	—	12,511
Employee stock purchase and incentive plans	57,366	—	18	—	—	—	18
Non-cash equity award compensation	—	—	4,165	—	—	—	4,165
Common dividends declared ($0.30 per share)	—	—	—	—	—	(30,094)	(30,094)
June 30, 2019	97,715,021	$977	$2,013,044	$48,923	$1,495,671	$(1,994,583)	$1,564,032

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

For the Six Months Ended June 30, 2019

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2018	84,884,344	$849	$1,811,422	$61,297	$1,409,941	$(1,934,715)	$1,348,794
Net income	—	—	—	—	85,730	—	85,730
Other comprehensive loss	—	—	—	(12,374)	—	—	(12,374)
Issuance of common stock	12,291,191	123	189,985	—	—	—	190,108
Direct stock purchase and dividend reinvestment plan	399,838	4	6,303	—	—	—	6,307
Employee stock purchase and incentive plans	139,648	1	(1,921)	—	—	—	(1,920)
Non-cash equity award compensation	—	—	7,255	—	—	—	7,255
Common dividends declared ($0.60 per share)	—	—	—	—	—	(59,868)	(59,868)
June 30, 2019	97,715,021	$977	$2,013,044	$48,923	$1,495,671	$(1,994,583)	$1,564,032

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(777,954)	$85,730
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	4,083	144
Depreciation and amortization of non-financial assets	8,962	696
Originations of held-for-sale loans	(457,510)	(84,924)
Purchases of held-for-sale loans	(2,720,245)	(2,534,886)
Proceeds from sales of held-for-sale loans	3,126,860	2,123,794
Principal payments on held-for-sale loans	48,901	49,894
Net settlements of derivatives	(183,373)	(25,751)
Non-cash equity award compensation expense	7,240	7,255
Goodwill impairment expense	88,675	—
Market valuation adjustments	765,647	(48,172)
Realized gains, net	(29,817)	(13,513)
Net change in:
Accrued interest receivable and other assets	254,368	(108,985)
Accrued interest payable and accrued expenses and other liabilities	(80,219)	(9,744)
Net cash provided by (used in) operating activities	55,618	(558,462)
Cash Flows From Investing Activities:
Originations of loan investments	(263,544)	(84,638)
Purchases of loan investment	—	(49,489)
Proceeds from sales of loan investments	1,574,160	2,780
Principal payments on loan investments	1,136,000	619,085
Purchases of real estate securities	(52,260)	(242,970)
Purchases of multifamily securities held in consolidated securitization trusts	—	(68,601)
Sales of multifamily securities held in consolidated securitization trusts	142,990	—
Proceeds from sales of real estate securities	621,730	241,217
Principal payments on real estate securities	16,405	39,041
Purchases of servicer advance investments	(179,419)	(68,976)
Principal repayments from servicer advance investments	75,478	111,662
Acquisition of 5 Arches, net of cash acquired	—	(3,714)
Net investment in participation in loan warehouse facility	—	38,209
Net investment in multifamily loan fund	10,203	(28,673)
Other investing activities, net	(21,342)	(7,616)
Net cash provided by investing activities	3,060,401	497,317
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	3,655,530	2,731,731
Repayments on short-term debt	(5,322,519)	(2,675,308)
Proceeds from issuance of asset-backed securities	827,644	330,534
Repayments on asset-backed securities issued	(673,323)	(416,789)
Proceeds from issuance of long-term debt	944,282	—
Deferred long-term debt issuance costs paid	(7,830)	—
Repayments on long-term debt	(2,128,805)	—
Net settlements of derivatives	(84,336)	—
Net proceeds from issuance of common stock	5,707	198,333
Taxes paid on equity award distributions	(2,934)	—
Dividends paid	(51,810)	(59,868)
Other financing activities, net	4,650	(467)
Net cash (used in) provided by financing activities	(2,833,744)	108,166
Net increase in cash, cash equivalents and restricted cash	282,275	47,021
Cash, cash equivalents and restricted cash at beginning of period (1)	290,833	205,077
Cash, cash equivalents and restricted cash at end of period (1)	$573,108	$252,098

REDWOOD TRUST, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2020	2019
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$267,787	$203,086
Taxes	209	4,158
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$46,560	$5,462
Retention of mortgage servicing rights from loan securitizations and sales	—	868
(Deconsolidation) consolidation of multifamily loans held in securitization trusts	(3,849,779)	1,481,554
(Deconsolidation) consolidation of multifamily ABS	(3,706,789)	1,408,002
Transfers from loans held-for-sale to loans held-for-investment	706,775	518,521
Transfers from residential loans to real estate owned	9,645	5,098
Right-of-use asset obtained in exchange for operating lease liability	5,362	13,016
(1) Cash, cash equivalents, and restricted cash at June 30, 2020 includes cash and cash equivalents of $529 million and restricted cash of $44 million, and at December 31, 2019 includes cash and cash equivalents of $197 million and restricted cash of $94 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on making credit-sensitive investments in single-family residential and multifamily mortgages and related assets and engaging in mortgage banking activities. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, as well as through capital appreciation. We operate our business in three segments: Residential Lending, Business Purpose Lending, and Third-Party Investments.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at June 30, 2020 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2020 should not be construed as indicative of the results to be expected for the full year.
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
June 30, 2020
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
June 30, 2020
(Unaudited)
Note 2. Basis of Presentation - (continued)
In connection with the acquisitions of 5 Arches and CoreVest, we identified and recorded finite-lived intangible assets totaling $25 million and $57 million, respectively. The amortization period for each of these assets and the activity for the six months ended June 30, 2020 is summarized in the table below.
Table 2.1 – Intangible Assets – Activity

	Carrying Value at December 31, 2019	Additions	Amortization Expense	Carrying Value at June 30, 2020	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$43,952	$—	$(3,236)	$40,716	7
Broker network	15,083	—	(1,810)	13,273	4
Non-compete agreements	8,236	—	(1,583)	6,653	3
Tradenames	3,472	—	(667)	2,805	3
Developed technology	1,613	—	(450)	1,163	2
Loan administration fees on existing loan assets	433	—	(433)	—	—
Total	$72,789	$—	$(8,179)	$64,610	6
All of our intangible assets are amortized on a straight-line basis. Estimated future amortization expense is summarized in the table below.
Table 2.2 – Intangible Asset Amortization Expense by Year

(In Thousands)	June 30, 2020
2020 (6 months)	$7,746
2021	15,304
2022	12,800
2023	10,091
2024	7,073
2025 and thereafter	11,596
Total Future Intangible Asset Amortization	$64,610
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 2. Basis of Presentation - (continued)
During the first quarter of 2020, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic (the "pandemic"), and its impact on our business, including a significant decline in the market price of our common stock, we determined that it was more likely than not that the fair value of our Business Purpose Lending reporting unit was lower than its carrying amount, including goodwill. Based on this analysis, we determined that an interim goodwill impairment test should be performed as of March 31, 2020 and prepared updated cash flow projections for the reporting unit, resulting in a reduction in the long-term forecasts of profitability for our Business Purpose Lending reporting unit as compared to the prior year forecasts. Using these projections, we concluded that the fair value of our Business Purpose Lending reporting unit was less than its carrying value, including goodwill. As a result of this evaluation, we recorded a non-cash $89 million goodwill impairment expense through Other expenses on our consolidated statements of income (loss) during the three months ended March 31, 2020. In conjunction with our assessment of goodwill, we also assessed our intangible assets for impairment at March 31, 2020 and determined they were not impaired. On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted.
The liability resulting from the contingent consideration arrangement with 5 Arches was recorded at its acquisition-date fair value of $25 million as part of total consideration for the acquisition of 5 Arches. These contingent earn-out payments were classified as a contingent consideration liability and carried at fair value prior to March 31, 2020. During the three months ended March 31, 2020, we made a cash payment of $11 million and granted $3 million of Redwood common stock in connection with the first anniversary of the purchase date. Additionally, as a result of an amendment to the agreement, we reclassified the contingent liability to a deferred liability, as the remaining payments became payable on a set timetable without any remaining contingencies. At June 30, 2020, the carrying value of this deferred liability was $15 million and was recorded as a component of Accrued expenses and other liabilities on our consolidated balance sheets. During the three and six months ended June 30, 2020, we recorded $0.1 million and $0.4 million of contingent consideration expense, respectively, through Other expenses on our consolidated statements of income (loss). See Note 16 for additional information on our contingent consideration liability.
The following unaudited pro forma financial information presents Net interest income, Non-interest income, and Net income of Redwood, 5 Arches, and CoreVest combined, for the three and six months ended June 30, 2019, as if the acquisitions occurred as of January 1, 2018. These pro forma amounts have been adjusted to include the amortization of intangible assets and acquisition-related compensation expense for both periods, and to exclude the income statement impacts related to our equity method investment in 5 Arches. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated financial results of operations that would have been reported if the acquisitions had been completed as of January 1, 2018 and should not be taken as indicative of our future consolidated results of operations.
Table 2.3 – Unaudited Pro Forma Financial Information

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(In Thousands)
Supplementary pro forma information:
Net interest income	$44,353	$87,743
Non-interest income	35,495	78,471
Net income	44,218	100,246
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2019 is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial position and results of operations for the three and six months ended June 30, 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
June 30, 2020
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
June 30, 2020
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at June 30, 2020 and December 31, 2019.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
June 30, 2020 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Liabilities (2)
Loan warehouse debt	$(449,560)	$—	$(449,560)	$449,560	$—	$—
Security repurchase agreements	(311,888)	—	(311,888)	311,888	—	—
Total Liabilities	$(761,448)	$—	$(761,448)	$761,448	$—	$—

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2019 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$19,020	$—	$19,020	$(14,178)	$(915)	$3,927
TBAs	5,755	—	5,755	(5,755)	—	—
Futures	137	—	137	—	—	137
Total Assets	$24,912	$—	$24,912	$(19,933)	$(915)	$4,064

Liabilities (2)
Interest rate agreements	$(148,765)	$—	$(148,765)	$14,178	$134,587	$—
TBAs	(13,359)	—	(13,359)	5,755	6,673	(931)
Loan warehouse debt	(432,126)	—	(432,126)	432,126	—	—
Security repurchase agreements	(1,096,578)	—	(1,096,578)	1,096,578	—	—
Total Liabilities	$(1,690,828)	$—	$(1,690,828)	$1,548,637	$141,260	$(931)
(1)Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty (which may, in certain circumstances, be a clearinghouse) that exceed the financial liabilities subject to a master netting arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.
(2)Interest rate agreements and TBAs are components of derivatives instruments on our consolidated balance sheets. Loan warehouse debt, which is secured by certain residential and business purpose residential loans, and security repurchase agreements are components of Short-term debt and Long-term debt on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
Analysis of Consolidated VIEs
At June 30, 2020, we consolidated Legacy Sequoia, Freddie Mac SLST, Freddie Mac K-Series and CAFL securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for the consolidated Sequoia and CAFL entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At June 30, 2020, the estimated fair value of our investments in the consolidated Legacy Sequoia, Sequoia Choice, Freddie Mac SLST, Freddie Mac K-Series and CAFL entities was $6 million, $204 million, $336 million, $25 million, and $206 million, respectively.
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
Beginning in 2018, we consolidated two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At June 30, 2020, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 10 for a further description of these entities and the investments they hold and Note 12 for additional information on the minority partner’s interest. Additionally, beginning in 2018, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 13 for additional information on the servicer advance financing. At June 30, 2020, the estimated fair value of our investment in the Servicing Investment entities was $68 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs

June 30, 2020	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$304,632	$2,064,388	$2,145,111	$—	$—	$—	$4,514,131
Business purpose residential loans, held-for-investment	—	—	—	—	2,615,038	—	2,615,038
Multifamily loans, held-for-investment	—	—	—	489,075	—	—	489,075
Other investments	—	—	—	—	—	290,805	290,805
Cash and cash equivalents	—	—	—	—	—	2,773	2,773
Restricted cash	145	9	—	—	—	30,416	30,570
Accrued interest receivable	529	8,236	6,627	1,342	11,087	6,725	34,546
Other assets	916	—	940	—	5,824	—	7,680
Total Assets	$306,222	$2,072,633	$2,152,678	$490,417	$2,631,949	$330,719	$7,984,618
Short-term debt	$—	$—	$—	$—	$—	$244,437	$244,437
Accrued interest payable	230	6,474	5,149	1,182	8,458	134	21,627
Accrued expenses and other liabilities	—	9	—	—	—	18,062	18,071
Asset-backed securities issued	300,357	1,861,777	1,812,008	464,691	2,417,253	—	6,856,086
Total Liabilities	$300,587	$1,868,260	$1,817,157	$465,873	$2,425,711	$262,633	$7,140,221

Number of VIEs	20	10	2	1	12	3	48

December 31, 2019	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$407,890	$2,291,463	$2,367,215	$—	$—	$—	$5,066,568
Business purpose residential loans, held-for-investment	—	—	—	—	2,192,552	—	2,192,552
Multifamily loans, held-for-investment	—	—	—	4,408,524	—	—	4,408,524
Other investments	—	—	—	—	—	184,802	184,802
Cash and cash equivalents	—	—	—	—	—	9,015	9,015
Restricted cash	143	27	—	—	—	21,766	21,936
Accrued interest receivable	655	9,824	7,313	13,539	9,572	4,869	45,772
Other assets	460	—	445	—	1,795	—	2,700
Total Assets	$409,148	$2,301,314	$2,374,973	$4,422,063	$2,203,919	$220,452	$11,931,869
Short-term debt	$—	$—	$—	$—	$—	$152,554	$152,554
Accrued interest payable	395	7,732	5,374	12,887	7,485	187	34,060
Accrued expenses and other liabilities	—	27	—	—	—	14,956	14,983
Asset-backed securities issued	402,465	2,037,198	1,918,322	4,156,239	2,001,251	—	10,515,475
Total Liabilities	$402,860	$2,044,957	$1,923,696	$4,169,126	$2,008,736	$167,697	$10,717,072

Number of VIEs	20	9	2	5	10	3	49

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents income (loss) from these VIEs for the three and six months ended June 30, 2020 and 2019.
Table 4.2 – Income (Loss) from Consolidated VIEs

	Three Months Ended June 30, 2020
	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$2,686	$22,565	$21,187	$4,870	$32,978	$4,540	$88,826
Interest expense	(1,518)	(19,117)	(15,845)	(4,378)	(24,446)	(1,797)	(67,101)
Net interest income	1,168	3,448	5,342	492	8,532	2,743	21,725
Non-interest income
Investment fair value changes, net	(230)	39,753	26,867	1,599	16,313	3,292	87,594
Total non-interest income, net	(230)	39,753	26,867	1,599	16,313	3,292	87,594
General and administrative expenses	—	—	—	—	—	(712)	(712)
Other expenses	—	—	—	—	—	(1,065)	(1,065)
Income from Consolidated VIEs	$938	$43,201	$32,209	$2,091	$24,845	$4,258	$107,542

	Six Months Ended June 30, 2020
	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$5,880	$47,647	$43,173	$45,042	$62,988	$8,623	$213,353
Interest expense	(4,040)	(40,627)	(32,022)	(42,728)	(48,101)	(3,374)	(170,892)
Net interest income	1,840	7,020	11,151	2,314	14,887	5,249	42,461
Non-interest income
Investment fair value changes, net	(621)	(29,916)	(115,295)	(84,910)	(51,533)	(8,593)	(290,868)
Total non-interest income, net	(621)	(29,916)	(115,295)	(84,910)	(51,533)	(8,593)	(290,868)
General and administrative expenses	—	—	—	—	—	(743)	(743)
Other expenses	—	—	—	—	—	817	817
Income (Loss) from Consolidated VIEs	$1,219	$(22,896)	$(104,144)	$(82,596)	$(36,646)	$(3,270)	$(248,333)

	Three Months Ended June 30, 2019
	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$4,776	$26,828	$11,597	$35,917	$—	$3,579	$82,697
Interest expense	(3,981)	(23,134)	(8,557)	(34,441)	—	(3,401)	(73,514)
Net interest income	795	3,694	3,040	1,476	—	178	9,183
Non-interest income
Investment fair value changes, net	(123)	2,879	8,037	3,246	—	1,069	15,108
Total non-interest income, net	(123)	2,879	8,037	3,246	—	1,069	15,108
General and administrative expenses	—	—	—	—	—	(41)	(41)
Other expenses	—	—	—	—	—	(242)	(242)
Income from Consolidated VIEs	$672	$6,573	$11,077	$4,722	$—	$964	$24,008

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)

	Six Months Ended June 30, 2019
	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$9,629	$52,490	$23,391	$57,305	$—	$6,926	$149,741
Interest expense	(8,096)	(45,247)	(17,304)	(54,760)	—	(7,014)	(132,421)
Net interest income	1,533	7,243	6,087	2,545	—	(88)	17,320
Non-interest income
Investment fair value changes, net	(497)	6,144	14,402	6,365	—	2,499	28,913
Total non-interest income, net	(497)	6,144	14,402	6,365	—	2,499	28,913
General and administrative expenses	—	—	—	—	—	(70)	(70)
Other expenses	—	—	—	—	—	(468)	(468)
Income from Consolidated VIEs	$1,036	$13,387	$20,489	$8,910	$—	$1,873	$45,695
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

Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 51 Sequoia securitization entities sponsored by us that are still outstanding as of June 30, 2020, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents information related to securitization transactions that occurred during the three and six months ended June 30, 2020 and 2019.
Table 4.3 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Principal balance of loans transferred	$—	$400,836	$1,573,703	$749,093
Trading securities retained, at fair value	—	1,792	43,362	3,508
AFS securities retained, at fair value	—	1,069	3,198	1,954
The following table summarizes the cash flows during the three and six months ended June 30, 2020 and 2019 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.4 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Proceeds from new transfers	$—	$410,281	$1,610,761	$762,652
MSR fees received	2,475	3,105	5,165	6,165
Funding of compensating interest, net	(205)	(47)	(297)	(137)
Cash flows received on retained securities	6,788	6,743	13,369	14,289
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during the three and six months ended June 30, 2020 and 2019.
Table 4.5 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	N/A	N/A	16%	15%
Discount rates	N/A	N/A	14%	7%
Credit loss assumptions	N/A	N/A	0.20%	0.20%

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	41%	13%	16%	15%
Discount rates	16%	6%	14%	7%
Credit loss assumptions	0.21%	0.22%	0.20%	0.20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents additional information at June 30, 2020 and December 31, 2019, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.6 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	June 30, 2020	December 31, 2019
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$25,038	$88,425
Subordinate securities, classified as AFS	117,675	140,649
Mortgage servicing rights	18,727	40,254
Maximum loss exposure (1)	$161,440	$269,328
Assets transferred:
Principal balance of loans outstanding	$9,918,493	$10,299,442
Principal balance of loans 30+ days delinquent	291,191	41,809
(1)Maximum loss exposure from our involvement with unconsolidated VIEs pertains to the carrying value of our securities and MSRs retained from these VIEs and represents estimated losses that would be incurred under severe, hypothetical circumstances, such as if the value of our interests and any associated collateral declines to zero. This does not include, for example, any potential exposure to representation and warranty claims associated with our initial transfer of loans into a securitization.

The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at June 30, 2020 and December 31, 2019.
Table 4.7 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

June 30, 2020	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at June 30, 2020	$18,727	$21,524	$121,189
Expected life (in years) (2)	4	3	12
Prepayment speed assumption (annual CPR) (2)	21%	28%	24%
Decrease in fair value from:
10% adverse change	$1,477	$1,855	$1,361
25% adverse change	3,435	4,489	4,246
Discount rate assumption (2)	12%	14%	6%
Decrease in fair value from:
100 basis point increase	$548	$196	$10,543
200 basis point increase	1,061	652	19,824
Credit loss assumption (2)	N/A	0.22%	0.22%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,888
25% higher losses	N/A	—	4,706

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

(1)Senior securities included $22 million and $49 million of interest-only securities at June 30, 2020 and December 31, 2019, respectively.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at June 30, 2020 and December 31, 2019, grouped by asset type.
Table 4.8 – Third-Party Sponsored VIE Summary

(In Thousands)	June 30, 2020	December 31, 2019
Mortgage-Backed Securities
Senior	$11,336	$127,094
Mezzanine	—	508,195
Subordinate	162,387	235,510
Total Mortgage-Backed Securities	173,723	870,799
Excess MSR	15,883	16,216
Total Investments in Third-Party Sponsored VIEs	$189,606	$887,015
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
June 30, 2020
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
June 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2020 and December 31, 2019.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale at fair value	$20,098	$20,098	$536,385	$536,509
Residential loans, held-for-investment	4,514,131	4,514,131	7,178,465	7,178,465
Business purpose residential loans, held-for-sale	379,795	379,795	331,565	331,565
Business purpose residential loans, held-for-investment	3,402,405	3,402,405	3,175,178	3,175,178
Multifamily loans	489,075	489,075	4,408,524	4,408,524
Trading securities	142,699	142,699	860,540	860,540
Available-for-sale securities	173,737	173,737	239,334	239,334
Servicer advance investments (1)	266,948	266,948	169,204	169,204
MSRs (1)	19,661	19,661	42,224	42,224
Excess MSRs (1)	36,197	36,197	31,814	31,814
Shared home appreciation options (1)	40,851	40,851	45,085	45,085
Cash and cash equivalents	528,612	528,612	196,966	196,966
Restricted cash	44,496	44,496	93,867	93,867
Accrued interest receivable	44,134	44,134	71,058	71,058
Derivative assets	357	357	35,701	35,701
REO (2)	9,780	10,014	9,462	10,389
Margin receivable (2)	2,746	2,746	209,776	209,776
FHLBC stock (2)	5,000	5,000	43,393	43,393
Guarantee asset (2)	770	770	1,686	1,686
Pledged collateral (2)	33,105	33,105	32,945	32,945
Liabilities
Short-term debt facilities	$418,370	$418,370	$2,176,591	$2,176,591
Short-term debt - servicer advance financing	244,437	244,437	152,554	152,554
Accrued interest payable	37,024	37,024	60,655	60,655
Margin payable (3)	—	—	1,700	1,700
Guarantee obligation (3)	12,350	10,995	14,009	13,754
Contingent consideration (3)	14,953	14,953	28,484	28,484
Derivative liabilities	1,932	1,932	163,424	163,424
ABS issued at fair value	6,856,086	6,856,086	10,515,475	10,515,475
FHLBC long-term borrowings	1,000	1,000	1,999,999	1,999,999
Other long-term debt, net	1,088,609	1,082,327	183,520	184,666
Convertible notes, net	509,868	469,360	631,125	661,985
Trust preferred securities and subordinated notes, net	138,651	55,800	138,628	99,045
(1)These investments are included in Other investments on our consolidated balance sheets.
(2)These assets are included in Other assets on our consolidated balance sheets.
(3)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
During the three and six months ended June 30, 2020, we elected the fair value option for $10 million and $78 million of securities, respectively, $58 million and $2.69 billion of residential loans (principal balance), respectively, $230 million and $696 million of business purpose residential loans (principal balance), respectively, $21 million and $179 million of servicer advance investments, respectively, $2 million and $11 million of excess MSRs, respectively, and zero and $4 million of shared home appreciation options, respectively. We anticipate electing the fair value option for all future purchases of residential and business purpose residential loans that we intend to sell to third parties or transfer to securitizations, as well as for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at June 30, 2020 and December 31, 2019, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2020	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$4,534,229	$—	$—	$4,534,229
Business purpose residential loans	3,782,200	—	—	3,782,200
Multifamily loans	489,075	—	—	489,075
Trading securities	142,699	—	—	142,699
Available-for-sale securities	173,737	—	—	173,737
Servicer advance investments	266,948	—	—	266,948
MSRs	19,661	—	—	19,661
Excess MSRs	36,197	—	—	36,197
Shared home appreciation options	40,851	—	—	40,851
Derivative assets	357	—	—	357
Pledged collateral	33,105	33,105	—	—
FHLBC stock	5,000	—	5,000	—
Guarantee asset	770	—	—	770

Liabilities
Derivative liabilities	$1,932	$—	$—	$1,932
ABS issued	6,856,086	—	—	6,856,086

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2020.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Residential Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	MSRs	Excess MSRs	Shared Home Appreciation Options
(In Thousands)
Beginning balance - December 31, 2019	$7,714,745	$3,506,743	$4,408,524	$860,540	$239,334	$169,204	$42,224	$31,814	$45,085
Acquisitions	2,751,590	—	—	77,889	31,181	179,419	—	10,906	3,517
Originations	—	721,054	—	—	—	—	—	—	—
Sales	(4,695,048)	(44,172)	—	(566,537)	(55,193)	—	—	—	—
Principal paydowns	(907,360)	(272,052)	(5,830)	(8,114)	(8,293)	(75,477)	—	—	(1,080)
Deconsolidations	—	—	(3,849,779)	—	—	—	—	—	—
Gains (losses) in net income (loss), net	(328,313)	(121,961)	(63,840)	(221,079)	(33,292)	(6,198)	(22,563)	(6,523)	(6,671)
Other settlements, net (1)	(1,385)	(7,412)	—	—	—	—	—	—	—
Ending balance - June 30, 2020	$4,534,229	$3,782,200	$489,075	$142,699	$173,737	$266,948	$19,661	$36,197	$40,851

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

	Assets		Liabilities
	Guarantee Asset	Derivatives (2)	Contingent Consideration	ABS Issued
(In Thousands)
Beginning balance - December 31, 2019	$1,686	$8,860	$28,484	$10,515,475
Acquisitions	—	—	—	827,645
Principal paydowns	—	—	(13,353)	(673,324)
Deconsolidations	—	—	—	(3,706,789)
Gains (losses) in net income (loss), net	(916)	20,643	(446)	(106,921)
Other settlements, net (1)	—	(31,078)	(14,685)	—
Ending balance - June 30, 2020	$770	$(1,575)	$—	$6,856,086
(1) Other settlements, net for residential and business purpose residential loans represents the transfer of loans to REO, and for derivatives, the settlement of forward sale commitments and the transfer of the fair value of loan purchase or interest rate lock commitments at the time loans are acquired to the basis of residential and single-family rental loans. Other settlements, net for contingent consideration reflects the reclassification from a contingent liability to a deferred liability during the period due to an amendment in the underlying agreement. See Note 16 for further discussion.
(2) For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments and interest rate lock commitments, are presented on a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of gains or losses included in our consolidated statements of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at June 30, 2020 and 2019. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and six months ended June 30, 2020 and 2019 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2020 and 2019 Included in Net Income

	Included in Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Assets
Residential loans at Redwood	$(359)	$48,575	$(746)	$80,615
Business purpose residential loans	31,187	3,038	(21,026)	4,032
Net investments in consolidated Sequoia entities (1)	39,558	2,487	(30,502)	5,191
Net investments in consolidated Freddie Mac SLST entities (1)	26,867	8,037	(115,295)	14,402
Net investments in consolidated Freddie Mac K-Series entities (1)	1,599	3,246	(13,180)	6,365
Net investments in consolidated CAFL entities (1)	17,125	—	(50,721)	—
Trading securities	30,647	17,771	(79,633)	38,658
Servicer advance investments	(136)	432	(6,198)	1,440
MSRs	(1,591)	(7,334)	(16,507)	(11,518)
Excess MSRs	2,971	(66)	(6,523)	(502)
Shared home appreciation options	884	—	(6,670)	—
Loan purchase and interest rate lock commitments	357	5,534	357	5,567
Other assets - Guarantee asset	(135)	(277)	(916)	(196)

Liabilities
Loan purchase commitments	$2,137	$(756)	$(1,634)	$(772)
(1) Represents the portion of net gains or losses included in our consolidated statements of income (loss) related to loans and the associated ABS issued at our consolidated securitization entities held at June 30, 2020 and 2019, which netted together represent the change in value of our investments at the consolidated VIEs.
The following table presents information on assets recorded at fair value on a non-recurring basis at June 30, 2020. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at June 30, 2020.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2020

					Gain (Loss) for
June 30, 2020	Carrying Value	Fair Value Measurements Using			Three Months Ended	Six Months Ended
(In Thousands)		Level 1	Level 2	Level 3	June 30, 2020	June 30, 2020
Assets
REO	$1,712	$—	$—	$1,712	$(36)	$(31)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and six months ended June 30, 2020 and 2019.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$(2,014)	$3,379	$(15,494)	$6,912
Residential loan purchase and forward sale commitments	621	16,888	22,056	28,199
Single-family rental loans held-for-sale, at fair value	1,210	1,313	12,677	2,917
Single-family rental loan purchase and interest rate lock commitments	—	569	341	709
Residential bridge loans	(1,260)	1,012	(5,194)	1,098
Risk management derivatives, net	—	(7,431)	(52,832)	(12,415)
Total mortgage banking activities, net (1)	$(1,443)	$15,730	$(38,446)	$27,420
Investment Fair Value Changes, Net
Residential loans held-for-investment, at Redwood	$104	$35,548	$(93,532)	$63,656
Single-family rental loans held-for-investment	2,222	—	(20,806)	—
Residential bridge loans held-for-investment	21,774	(318)	(16,828)	(621)
Trading securities	42,246	18,442	(221,079)	40,302
Servicer advance investments	(136)	432	(6,198)	1,440
Excess MSRs	2,971	(65)	(6,523)	(502)
Net investments in Legacy Sequoia entities (2)	(230)	(123)	(621)	(497)
Net investments in Sequoia Choice entities (2)	39,753	2,879	(29,916)	6,144
Net investments in Freddie Mac SLST entities (2)	26,867	8,037	(115,295)	14,402
Net investments in Freddie Mac K-Series entities (2)	1,599	3,246	(84,910)	6,365
Net investments in CAFL entities (2)	17,125	—	(50,721)	—
Other investments	(2,121)	(200)	(11,562)	(277)
Risk management derivatives, net	—	(64,740)	(59,142)	(107,115)
Credit recoveries (losses) on AFS securities	54	—	(1,471)	—
Total investment fair value changes, net	$152,228	$3,138	$(718,604)	$23,297
Other Income
MSRs	$(3,955)	$(8,653)	$(22,563)	$(13,753)
Risk management derivatives, net	—	6,517	13,966	8,768
Gain on re-measurement of 5 Arches investment	—	—	—	2,440
Total other income (3)	$(3,955)	$(2,136)	$(8,597)	$(2,545)
Total Market Valuation Gains (Losses), Net	$146,830	$16,732	$(765,647)	$48,172
(1)Mortgage banking activities, net presented above does not include fee income from loan originations or acquisitions, provisions for repurchases expense, and other expenses that are components of Mortgage banking activities, net presented on our consolidated statements of income (loss), as these amounts do not represent market valuation changes.
(2)Includes changes in fair value of the residential loans held-for-investment, REO and the ABS issued at the entities, which netted together represent the change in value of our investments at the consolidated VIEs.
(3)Other income presented above does not include net MSR fee income or provisions for repurchases for MSRs, as these amounts do not represent market valuation adjustments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
At June 30, 2020, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2019. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

June 30, 2020	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(5)
Assets
Residential loans, at fair value:
Jumbo loans committed to sell	$20,199	Whole loan committed sales price	$101.00	-	$101.00		$101.00

Loans held by Legacy Sequoia (1)	304,632	Liability price			N/A		N/A

Loans held by Sequoia Choice (1)	2,064,388	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (1)	2,145,111	Liability price			N/A		N/A

Business purpose residential loans:
Single-family rental loans	379,795	Senior credit spread	230	-	230	bps	230	bps
		Subordinate credit spread	300	-	2,450	bps	772	bps
		Senior credit support	31	-	36%		34%
		IO discount rate	10	-	10%		10%
		Prepayment rate (annual CPR)	3	-	3%		3%

Single-family rental loans held by CAFL	2,615,038	Liability price			N/A		N/A

Residential bridge loans	787,367	Discount rate	8	-	17%		11%

Multifamily loans held by Freddie Mac K-Series (1)	489,075	Liability price			N/A		N/A

Trading and AFS securities	316,436	Discount rate	4	-	21%		10%
		Prepayment rate (annual CPR)	6	-	65%		17%
		Default rate	—	-	15%		1%
		Loss severity	—	-	50%		16%

Servicer advance investments	266,948	Discount rate	5	-	5%		5%
		Prepayment rate (annual CPR)	8	-	14%		14%
		Expected remaining life (2)	2	-	2	years	2	years
		Mortgage servicing income	8	-	13	bps	10	bps

MSRs	19,661	Discount rate	12	-	12%		12%
		Prepayment rate (annual CPR)	8	-	62%		21%
		Per loan annual cost to service	$95	-	$95		$95

Excess MSRs	36,197	Discount rate	15	-	20%		18%
		Prepayment rate (annual CPR)	10	-	14%		12%
		Excess mortgage servicing income	9	-	17	bps	12	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

June 30, 2020	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range			Weighted Average (4)
Assets (continued)
Shared home appreciation options	$40,851	Discount rate	17	-	17%	17%
		Prepayment rate (annual CPR)	8	-	28%	21%
		Home price appreciation	1	-	3%	3%

Guarantee asset	781	Discount rate	13	-	13%	13%
		Prepayment rate (annual CPR)	37	-	37%	37%

REO	1,712	Loss severity	3	-	86%	19%

Liabilities
Residential loan purchase commitments, net	177	Committed sales price	$96.10	-	$101.28	$100.11
		Pull-through rate	100	-	100%	100%

ABS issued (1):
At consolidated Sequoia entities	2,162,134	Discount rate	2	-	25%	4%
		Prepayment rate (annual CPR)	10	-	50%	24%
		Default rate	—	-	40%	1%
		Loss severity	—	-	50%	32%

At consolidated Freddie Mac SLST entities	1,812,008	Discount rate	2	-	14%	4%
		Prepayment rate (annual CPR)	6	-	6%	6%
		Default rate	17	-	18%	17%
		Loss severity	30	-	30%	30%

At consolidated Freddie Mac K-Series entities (3)	464,691	Discount rate	1	-	19%	2%
		Non-IO prepayment rate (annual CPR)	—	-	—%	—%
		IO prepayment rate (annual CPY/CPP)	100	-	100%	100%

At consolidated CAFL entities (3)	2,417,253	Discount rate	1	-	74%	4%
		Prepayment rate (annual CPR)	—	-	3%	—%

(1)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities. At June 30, 2020, the fair value of securities we owned at the consolidated Sequoia, Freddie Mac SLST, Freddie Mac K-Series, and CAFL entities was $208 million, $334 million, $24 million, and $203 million, respectively.
(2)Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).
(3)As a market convention, certain securities are priced to a no-loss yield and therefore do not include default and loss severity assumptions.
(4)The weighted average input values for all loan types are based on the unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
Determination of Fair Value
We generally use both market comparable information and discounted cash flow modeling techniques to determine the fair value of our Level 3 assets and liabilities. Use of these techniques requires determination of relevant input and assumptions, some of which represent significant unobservable inputs as indicated in the preceding table. Accordingly, a significant increase or decrease in any of these inputs - such as anticipated credit losses, prepayment rates, interest rates, or other valuation assumptions - in isolation would likely result in a significantly lower or higher fair value measurement.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Included in Note 5 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2019 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at June 30, 2020 and December 31, 2019.
Table 6.1 – Classifications and Carrying Values of Residential Loans

June 30, 2020		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale at fair value	$20,200	$—	$—	$—	$20,200
Held-for-investment at fair value	—	304,632	2,064,388	2,145,111	4,514,131
Total Residential Loans	$20,200	$304,632	$2,064,388	$2,145,111	$4,534,331

December 31, 2019		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale at fair value	$536,385	$—	$—	$—	$536,385
Held-for-investment at fair value	2,111,897	407,890	2,291,463	2,367,215	7,178,465
Total Residential Loans	$2,648,282	$407,890	$2,291,463	$2,367,215	$7,714,850
At June 30, 2020, we owned mortgage servicing rights associated with $20 million (principal balance) of consolidated residential loans purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
At June 30, 2020, we owned 29 loans held-for-sale at fair value with an aggregate unpaid principal balance of $21 million and a fair value of $20 million, compared to 669 loans with an aggregate unpaid principal balance of $525 million and a fair value of $536 million at December 31, 2019. At June 30, 2020, three of these loans with an aggregate fair value of $2 million and unpaid principal balance of $3 million were greater than 90 days delinquent and one of these loans with a fair value of $0.4 million and an unpaid principal balance of $1 million was in foreclosure. At December 31, 2019, one of these loans with a fair value and unpaid principal balance of $1 million was greater than 90 days delinquent and none of these loans were in foreclosure.
During the three and six months ended June 30, 2020, we purchased $58 million and $2.69 billion (principal balance) of loans, respectively, for which we elected the fair value option, and we sold $2.28 billion and $4.94 billion (principal balance) of loans, respectively, for which we recorded net market valuation losses of $2 million and $15 million, respectively, through Mortgage banking activities, net on our consolidated statements of income (loss). At June 30, 2020, loans held-for-sale with a market value of $15 million were pledged as collateral under short-term borrowing agreements.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Investment at Fair Value
At Redwood
At June 30, 2020, we did not own any held-for-investment loans at Redwood. At December 31, 2019, we owned 2,940 held-for-investment loans at Redwood with an aggregate unpaid principal balance of $2.05 billion and a fair value of $2.11 billion. At December 31, 2019, two of these loans with an aggregate fair value of $1 million and an unpaid principal balance of $2 million were greater than 90 days delinquent and none of these loans were in foreclosure.
During the three and six months ended June 30, 2020, we transferred loans with a fair value of zero and $13 million, respectively, from held-for-sale to held-for-investment. During the three and six months ended June 30, 2020, we transferred loans with a fair value of zero and $1.87 billion, respectively, from held-for-investment to held-for-sale. During the three and six months ended June 30, 2020, we recorded net market valuation losses of zero and $94 million, respectively, on residential loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income (loss).
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
At Consolidated Legacy Sequoia Entities
At June 30, 2020, we consolidated 2,063 held-for-investment loans at consolidated Legacy Sequoia entities, with an aggregate unpaid principal balance of $382 million and a fair value of $305 million, as compared to 2,198 loans at December 31, 2019, with an aggregate unpaid principal balance of $425 million and a fair value of $408 million. At origination, the weighted average FICO score of borrowers backing these loans was 727, the weighted average LTV ratio of these loans was 65%, and the loans were nearly all first lien and prime-quality.
At June 30, 2020 and December 31, 2019, the aggregate unpaid principal balance of loans at consolidated Legacy Sequoia entities delinquent greater than 90 days was $12 million and $10 million, respectively, of which the aggregate unpaid principal balance of loans in foreclosure was $3 million and $4 million, respectively. During the three and six months ended June 30, 2020, we recorded a net market valuation gain of $8 million and a net market valuation loss of $61 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income (loss). During the three and six months ended June 30, 2019, we recorded net market valuation gains of $1 million and $5 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income (loss). Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the associated ABS issued. The net impact to our income statement associated with our retained economic investment in the Legacy Sequoia securitization entities is presented in Note 5.
At Consolidated Sequoia Choice Entities
At June 30, 2020, we consolidated 2,861 held-for-investment loans at the consolidated Sequoia Choice entities, with an aggregate unpaid principal balance of $2.03 billion and a fair value of $2.06 billion, as compared to 3,156 loans at December 31, 2019 with an aggregate unpaid principal balance of $2.24 billion and a fair value of $2.29 billion. At origination, the weighted average FICO score of borrowers backing these loans was 743, the weighted average LTV ratio of these loans was 74%, and the loans were all first lien and prime-quality. At June 30, 2020, 22 of these loans with an aggregate unpaid principal balance of $16 million were greater than 90 days delinquent and five of these loans with an aggregate unpaid principal balance of $3 million was in foreclosure. At December 31, 2019, nine of these loans with an aggregate unpaid principal balance of $7 million were greater than 90 days delinquent and three of these loans with an aggregate unpaid principal balance of $2 million were in foreclosure.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 6. Residential Loans - (continued)
During both the three and six months ended June 30, 2020, we transferred $271 million of loans from held-for-sale to held-for-investment associated with Choice securitizations. During the three and six months ended June 30, 2019, we transferred loans with a fair value of zero and $350 million, respectively, from held-for-sale to held-for-investment associated with Choice securitizations. During the three and six months ended June 30, 2020, we recorded a net market valuation gain of $94 million and a net market valuation loss of $17 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income (loss). Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with Choice securitizations. The net impact to our income statement associated with our retained economic investment in the Sequoia Choice securitization entities is presented in Note 5.
At Consolidated Freddie Mac SLST Entities
Beginning in 2018, we invested in subordinate securities issued by certain Freddie Mac SLST securitization trusts and were required to consolidate the underlying seasoned re-performing and non-performing residential loans owned at these entities for financial reporting purposes in accordance with GAAP. At securitization, each of these mortgage loans was a fully amortizing, fixed- or step-rate, first-lien loan that had been modified. At June 30, 2020, we consolidated 14,143 held-for-investment loans at the consolidated Freddie Mac SLST entities, with an aggregate unpaid principal balance of $2.35 billion and a fair value of $2.15 billion, as compared to 14,502 loans at December 31, 2019 with an aggregate unpaid principal balance of $2.43 billion and a fair value of $2.37 billion. At securitization, the weighted average FICO score of borrowers backing these loans was 600 and the weighted average LTV ratio of these loans was 73%. At June 30, 2020, 1,409 of these loans with an aggregate unpaid principal balance of $258 million were greater than 90 days delinquent, of which 236 of these loans with an aggregate unpaid principal balance of $38 million were in foreclosure. At December 31, 2019, 587 of these loans with an aggregate unpaid principal balance of $135 million were greater than 90 days delinquent and 208 of these loans with an aggregate unpaid principal balance of $33 million were in foreclosure.
During the three and six months ended June 30, 2020, we recorded a net market valuation gain of $49 million and a net market valuation loss of $144 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income (loss). During the three and six months ended June 30, 2019, we recorded net market valuation gains of $31 million and $55 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income (loss). Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with the Freddie Mac SLST securitizations. The net impact to our income statement associated with our economic investment in the Freddie Mac SLST securitization entities is presented in Note 5.
Note 7. Business Purpose Residential Loans
We originate business purpose residential loans, including single-family rental loans and residential bridge loans. This origination activity commenced in connection with our acquisitions of 5 Arches and CoreVest in 2019.
Business Purpose Residential Loan Originations
During the three months ended June 30, 2020, we funded $234 million of business purpose residential loans, of which $2 million of residential bridge loans and no single-family rental loans were sold to third parties. The remaining business purpose residential loans were transferred to our investment portfolio (residential bridge loans), or retained in our mortgage banking business (single-family rental loans) for future securitizations. Prior to the transfer of residential bridge loans to our investment portfolio, we recorded a net market valuation loss of $3 million on these loans through Mortgage banking activities, net on our consolidated statements of income (loss) for the three months ended June 30, 2020. Market valuation adjustments on our single-family rental loans are also recorded in Mortgage banking activities, net on our consolidated statements of income (loss) prior to their sale or transfer to our investment portfolio. Additionally, during the three and six months ended June 30, 2020, we recorded loan origination fee income associated with business purpose residential loans of $2 million and $11 million, respectively, through Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 7. Business Purpose Residential Loans - (continued)
The following table summarizes the classifications and carrying values of the business purpose residential loans owned at Redwood at June 30, 2020 and December 31, 2019.
Table 7.1 – Classifications and Carrying Values of Business Purpose Residential Loans

June 30, 2020	Single-Family Rental		Residential
(In Thousands)	Redwood	CAFL	Bridge	Total
Held-for-sale at fair value	$379,795	—	$—	$379,795
Held-for-investment at fair value	—	2,615,038	787,367	3,402,405
Total Business Purpose Residential Loans	$379,795	$2,615,038	$787,367	$3,782,200

December 31, 2019	Single-Family Rental		Residential
(In Thousands)	Redwood	CAFL	Bridge	Total
Held-for-sale at fair value	$331,565	$—	$—	$331,565
Held-for-investment at fair value	237,620	2,192,552	745,006	3,175,178
Total Business Purpose Residential Loans	$569,185	$2,192,552	$745,006	$3,506,743
Single-Family Rental Loans
At June 30, 2020, we owned 199 single-family rental loans with an aggregate unpaid principal balance and fair value of $380 million, as compared to 308 loans at December 31, 2019 with an aggregate unpaid principal balance of $553 million and a fair value of $569 million. At June 30, 2020, three of these loans with an aggregate unpaid principal balance and fair value of $3 million were in foreclosure, of which two of these loans with an aggregate unpaid principal balance and fair value of $2 million were greater than 90 days delinquent. At December 31, 2019, two of these loans with an aggregate unpaid principal balance and fair value of $2 million were greater than 90 days delinquent, of which one of these loans with an unpaid principal balance of $0.1 million was in foreclosure.
During the three and six months ended June 30, 2020, we originated $176 million and $436 million of single-family rental loans, respectively. During the six months ended June 30, 2020, we transferred $599 million of single-family rental loans from held-for-sale to held-for-investment associated with two CAFL securitizations and sold $26 million to third parties. Additionally, at March 31, 2020, we transferred all held-for-investment single-family rental loans to held-for-sale. During the three and six months ended June 30, 2020, we recorded a net market valuation gain of $3 million and a net market valuation loss of $9 million, respectively, on single-family rental loans. Of the $3 million of net market valuation gains recorded during the three months ended June 30, 2020, $1 million of net market valuation gains were recorded through Mortgage banking activities, net and $2 million of net market valuation gains were recorded through Investment fair value changes, net on our consolidated statements of income (loss). Of the $9 million of net market valuation losses recorded during the six months ended June 30, 2020, $12 million of net market valuation gains were recorded through Mortgage banking activities, net and $21 million of net market valuation losses were recorded through Investment fair value changes, net on our consolidated statements of income (loss). During the three and six months ended June 30, 2019, we recorded net market valuation gains of $1 million and $2 million, respectively, on single-family rental loans through Mortgage banking activities, net on our consolidated statements of income (loss).
The outstanding single-family rental loans held-for-sale at June 30, 2020 were first lien, fixed-rate loans with original maturities of five, seven, or ten years. At June 30, 2020, the weighted average coupon of our single-family rental loans was 4.82% and the weighted average remaining loan term was eight years. At origination, the weighted average LTV ratio of these loans was 67% and the weighted average debt service coverage ratio ("DSCR") was 1.35 times.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 7. Business Purpose Residential Loans - (continued)
Single-Family Rental Loans Held-for-Investment at CAFL
        In conjunction with our acquisition of CoreVest in the fourth quarter of 2019, we consolidated the single-family rental loans owned at certain CAFL securitization entities. At June 30, 2020, we consolidated 967 held-for-investment single-family rental loans at the consolidated CAFL entities, with an aggregate unpaid principal balance of $2.58 billion and a fair value of $2.62 billion, as compared to 783 loans at December 31, 2019 with an aggregate unpaid principal balance of $2.08 billion and a fair value of $2.19 billion. The outstanding single-family rental loans held-for-investment at CAFL at June 30, 2020 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years. At June 30, 2020, the weighted average coupon of our single-family rental loans was 5.52% and the weighted average remaining loan term was six years. At origination, the weighted average LTV ratio of these loans was 69% and the weighted average DSCR was 1.37 times. At June 30, 2020, 19 of these loans with an aggregate unpaid principal balance of $29 million were greater than 90 days delinquent and eight of these loans with an aggregate unpaid principal balance of $14 million were in foreclosure. At December 31, 2019, 18 of these loans with an aggregate unpaid principal balance of $29 million were greater than 90 days delinquent and five of these loans with an aggregate unpaid principal balance of $9 million were in foreclosure.
During the three and six months ended June 30, 2020, we recorded a net market valuation gain of $169 million and a net market valuation loss of $103 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income (loss). Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with CAFL securitizations. The net impact to our income statement associated with our retained economic investment in the CAFL securitization entities is presented in Note 5.
Residential Bridge Loans Held-for-Investment
At June 30, 2020, we owned 2,847 residential bridge loans held-for-investment with an aggregate unpaid principal balance of $803 million and a fair value of $787 million, as compared to 2,653 loans at December 31, 2019 with an aggregate unpaid principal balance of $743 million and a fair value of $745 million.
As part of our credit risk management practices, our residential bridge loans are subject to individual risk assessment using an internal borrower and collateral quality evaluation framework. At June 30, 2020, 13 loans with an aggregate fair value of $30 million and an unpaid principal balance of $35 million were greater than 90 days delinquent, of which nine of these loans with an aggregate fair value of $28 million and an unpaid principal balance of $32 million were in foreclosure. At December 31, 2019, 31 loans with an aggregate fair value of $12 million and an unpaid principal balance of $14 million were in foreclosure, of which 15 of these loans with an aggregate fair value of $7 million and an unpaid principal balance of $9 million were greater than 90 days delinquent. During the six months ended June 30, 2020, we transferred three loans with a fair value of $2 million to REO, which is included in Other assets on our consolidated balance sheets.
During the three and six months ended June 30, 2020, $54 million and $260 million of newly originated residential bridge loans, respectively, were transferred to our investment portfolio. During the three and six months ended June 30, 2020, we recorded a net market valuation gain of $22 million and a net market valuation loss of $17 million, respectively, on residential bridge loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income (loss). During the three and six months ended June 30, 2019, we recorded net market valuation losses of $0.3 million and $0.6 million, respectively, on residential bridge loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income (loss).
The outstanding residential bridge loans held-for-investment at June 30, 2020 were first lien, fixed-rate, interest-only loans with a weighted average coupon of 7.96% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 720 and the weighted average LTV ratio of these loans was 69%.
At June 30, 2020, we had a $167 million commitment to fund residential bridge loans. See Note 16 for additional information on this commitment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
At June 30, 2020, we consolidated 28 held-for-investment multifamily loans, with an aggregate unpaid principal balance of $465 million and a fair value of $489 million, as compared to 279 loans at December 31, 2019 with an aggregate unpaid principal balance of $4.20 billion and a fair value of $4.41 billion. The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entities at June 30, 2020 were first-lien, fixed-rate loans that were originated in 2015 and had original loan terms of ten years and an original weighted average LTV ratio of 67%. At June 30, 2020, the weighted average coupon of these multifamily loans was 4.25% and the weighted average remaining loan term was five years. At both June 30, 2020 and December 31, 2019, none of these loans were greater than 90 days delinquent or in foreclosure.
During the three and six months ended June 30, 2020, we recorded a net market valuation gain of $19 million and a net market valuation loss of $64 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income (loss). During the three and six months ended June 30, 2019, we recorded net market valuation gains of $97 million and $131 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income (loss). Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with the securitizations. The net impact to our income statement associated with our economic investment in the securities of the Freddie Mac K-Series securitization entities is presented in Note 5.
Note 9. Real Estate Securities
We invest in real estate securities that we acquire from third parties or create and retain from our Sequoia securitizations. The following table presents the fair values of our real estate securities by type at June 30, 2020 and December 31, 2019.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	June 30, 2020	December 31, 2019
Trading	$142,699	$860,540
Available-for-sale	173,737	239,334
Total Real Estate Securities	$316,436	$1,099,874
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
June 30, 2020
(Unaudited)

Note 9. Real Estate Securities - (continued)

Trading Securities
The following table presents the fair value of trading securities by position and collateral type at June 30, 2020 and December 31, 2019.
Table 9.2 – Trading Securities by Position

(In Thousands)	June 30, 2020	December 31, 2019
Senior	$32,860	$150,067
Mezzanine	3,514	538,489
Subordinate	106,325	171,984
Total Trading Securities	$142,699	$860,540
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). At June 30, 2020 and December 31, 2019, our senior trading securities included $33 million and $64 million of interest-only securities, respectively, for which there is no principal balance, and the unpaid principal balance of our remaining senior trading securities was zero and $84 million, respectively. Our interest-only securities included $14 million and $36 million of certificated mortgage servicing rights at June 30, 2020 and December 31, 2019, respectively, which are securities we retained from certain of our Sequoia securitizations that represent certificated servicing strips. At June 30, 2020 and December 31, 2019, our senior trading securities included $11 million and $55 million of RPL securities, respectively.
At June 30, 2020 and December 31, 2019, our mezzanine trading securities had an unpaid principal balance of $4 million and $537 million, respectively. At June 30, 2020 and December 31, 2019, the fair value of our mezzanine securities was $4 million and $538 million, respectively, and included $4 million and $39 million of Sequoia securities, respectively, zero and $395 million of multifamily securities, respectively, and zero and $104 million of other third-party residential securities, respectively, including zero and $30 million of RPL securities, respectively.
At June 30, 2020 and December 31, 2019, our subordinate trading securities had an unpaid principal balance of $272 million and $302 million, respectively. At June 30, 2020 and December 31, 2019, the fair value of our subordinate securities was $106 million and $172 million, respectively, and included $50 million and $90 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, $52 million and $82 million, respectively, of other third-party residential securities, including $49 million and $76 million of RPL securities, respectively.
During the three and six months ended June 30, 2020, we acquired $10 million and $67 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $86 million and $705 million, respectively, of such securities. During the three and six months ended June 30, 2019, we acquired $115 million and $269 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $132 million and $161 million, respectively, of such securities.
During the three and six months ended June 30, 2020, we recorded a net market valuation gain of $42 million and a net market valuation loss of $221 million, respectively, on trading securities, included in Investment fair value changes, net on our consolidated statements of income (loss). During the three and six months ended June 30, 2019, we recorded net market valuation gains of $18 million and $40 million, respectively, on trading securities, included in Investment fair value changes, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at June 30, 2020 and December 31, 2019.
Table 9.3 – Available-for-Sale Securities by Position

(In Thousands)	June 30, 2020	December 31, 2019
Senior	$—	$25,792
Mezzanine	—	13,687
Subordinate	173,737	199,855
Total AFS Securities	$173,737	$239,334
At June 30, 2020 and December 31, 2019, our available-for-sale securities were comprised of $150 million and $230 million of residential mortgage-backed securities, respectively, and $23 million and $9 million of multifamily mortgage-backed securities, respectively. At June 30, 2020 and December 31, 2019, our residential available-for-sale securities were comprised of $118 million and $141 million of residential mortgage-backed securities we retained from our Sequoia securitizations, respectively, and $33 million and $90 million of other third-party residential securities, respectively.
During the three and six months ended June 30, 2020, we purchased zero and $31 million of AFS securities, respectively, and sold $9 million and $55 million of AFS securities, respectively, which resulted in net realized gains of $1 million and $5 million, respectively. During the three and six months ended June 30, 2019, we purchased $4 million and $9 million of AFS securities, respectively, and sold $25 million and $67 million of AFS securities, respectively, which resulted in net realized gains of $3 million and $9 million, respectively.
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
At June 30, 2020, we had $21 million of AFS securities with contractual maturities less than five years, $2 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at June 30, 2020 and December 31, 2019.
Table 9.4 – Carrying Value of AFS Securities

June 30, 2020
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$—	$—	$264,100	$264,100
Credit reserve	—	—	(37,785)	(37,785)
Unamortized discount, net	—	—	(104,260)	(104,260)
Amortized cost	—	—	122,055	122,055
Gross unrealized gains	—	—	56,999	56,999
Gross unrealized losses	—	—	(3,846)	(3,846)
Allowance for credit losses	—	—	(1,471)	(1,471)
Carrying Value	$—	$—	$173,737	$173,737

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
The following table presents the changes for the three and six months ended June 30, 2020, in unamortized discount and designated credit reserves on AFS securities.
Table 9.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$37,717	$109,538	$32,940	$124,255
Amortization of net discount	—	(1,087)	—	(2,841)
Realized credit losses	(184)	—	(703)	—
Acquisitions	—	—	5,184	777
Sales, calls, other	(520)	(3,419)	(726)	(16,841)
(Release of) transfers to credit reserves, net	772	(772)	1,090	(1,090)
Ending Balance	$37,785	$104,260	$37,785	$104,260
AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of AFS securities that were in a gross unrealized loss position at June 30, 2020 and December 31, 2019.
Table 9.6 – Components of Fair Value of AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
June 30, 2020	$37,751	$(3,846)	$32,433	$—	$—	$—
December 31, 2019	—	—	—	5,830	(29)	5,801
At June 30, 2020, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 94 AFS securities, of which 13 were in an unrealized loss position and zero were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2019, our consolidated balance sheet included 107 AFS securities, of which one was in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 9. Real Estate Securities - (continued)

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $4 million at June 30, 2020. Pursuant to our adoption of ASU 2016-13, "Financial Instruments - Credit Losses" in the first quarter of 2020, we evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At June 30, 2020, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At June 30, 2020, our allowance for credit losses related to our AFS securities was $1 million. AFS securities for which an allowance is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at June 30, 2020.
Table 9.7 – Significant Credit Quality Indicators

June 30, 2020	Subordinate Securities
Default rate	0.5%
Loss severity	20%
The following table details the activity related to the allowance for credit losses for AFS securities held at June 30, 2020.
Table 9.8 – Rollforward of Allowance for Credit Losses

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2020	June 30, 2020
Beginning balance allowance for credit losses	$1,525	$—
Transition impact from adoption of new standard	—	—
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	—	1,525
Allowance on purchased financial assets with credit deterioration	—	—
Reduction to allowance for securities sold during the period	—	—
Reduction to allowance for securities we intend to sell or more likely than not will be required to sell	—	—
Write-offs charged against allowance	—	—
Recoveries of amounts previously written off	(54)	(54)
Ending balance of allowance for credit losses	$1,471	$1,471

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 9. Real Estate Securities - (continued)

Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and six months ended June 30, 2020 and 2019.
Table 9.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Gross realized gains - sales	$1,074	$2,827	$8,779	$9,487
Gross realized gains - calls	—	—	—	4,026
Gross realized losses - sales	(291)	—	(4,144)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$783	$2,827	$4,635	$13,513
Note 10. Other Investments
Other investments at June 30, 2020 and December 31, 2019 are summarized in the following table.
Table 10.1 – Components of Other Investments

(In Thousands)	June 30, 2020	December 31, 2019
Servicer advance investments	$266,948	$169,204
Shared home appreciation options	40,851	45,085
Excess MSRs	36,197	31,814
Mortgage servicing rights	19,661	42,224
Investment in multifamily loan fund	30,370	39,802
Other	35,813	30,001
Total Other Investments	$429,840	$358,130
Servicer advance investments
In 2018, we and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to a portfolio of legacy residential mortgage-backed securitizations serviced by the co-investor (Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding the transaction). During the six months ended June 30, 2020, we funded additional purchases of outstanding servicer advances and excess MSRs under the same partnership structure. At June 30, 2020, we had funded $94 million of total capital to the SA Buyers (see Note 16 for additional detail).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 10. Other Investments - (continued)
At June 30, 2020, our servicer advance investments had a carrying value of $267 million and were associated with a portfolio of residential mortgage loans with an unpaid principal balance of $10.26 billion. The outstanding servicer advance receivables associated with this investment were $250 million at June 30, 2020, which were financed with short-term non-recourse securitization debt (see Note 13 for additional detail on this debt). The servicer advance receivables were comprised of the following types of advances at June 30, 2020 and December 31, 2019.
Table 10.2 – Components of Servicer Advance Receivables

(In Thousands)	June 30, 2020	December 31, 2019
Principal and interest advances	$82,719	$15,081
Escrow advances (taxes and insurance advances)	118,260	96,732
Corporate advances	48,726	39,769
Total Servicer Advance Receivables	$249,705	$151,582
We account for our servicer advance investments at fair value and during the three and six months ended June 30, 2020, we recorded $3 million and $6 million, respectively, of interest income associated with these investments, and recorded net market valuation losses of $0.1 million and $6 million, respectively, through Investment fair value changes, net in our consolidated statements of income (loss). During the three and six months ended June 30, 2019, we recorded $3 million and $5 million, respectively, of interest income associated with these investments for each of these periods, and recorded net market valuation gains of $0.4 million and $1 million, respectively, through Investment fair value changes, net in our consolidated statements of income (loss).
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
At June 30, 2020 and December 31, 2019, our MSRs had a fair value of $20 million and $42 million, respectively, and were associated with loans with an aggregate principal balance of $3.63 billion and $4.35 billion, respectively. During the three and six months ended June 30, 2020, including net market valuation gains and losses on our MSRs and related risk management derivatives, we recorded net losses of $1 million and $3 million, respectively, through Other income on our consolidated statements of income (loss). During the three and six months ended June 30, 2019, we recognized $2 million of income, net for both periods through Other income on our consolidated statements of income (loss).
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three and six months ended June 30, 2020, we recognized $3 million and $6 million of interest income, respectively, through Other interest income, and recorded a net market valuation gain of $3 million and a net market valuation loss of $7 million, respectively, through Investment fair value changes, net on our consolidated statements of income (loss). During the three and six months ended June 30, 2019, we recognized $2 million and $4 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $0.1 million and $0.5 million, respectively, through Investment fair value changes, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 10. Other Investments - (continued)
Investment in Multifamily Loan Fund
In January 2019, we invested in a limited partnership created to acquire floating rate, light-renovation multifamily loans from Freddie Mac. We committed to fund an aggregate of $78 million to the partnership, and have funded approximately $70 million at June 30, 2020. During the three months ended March 31, 2020, we acquired $28 million of securities from the partnership's first securitization transaction. At June 30, 2020, the carrying amount of our investment in the partnership was $30 million. During the three and six months ended June 30, 2020, we recorded losses of $1 million and income of $0.3 million, respectively, associated with this investment in Other income on our consolidated statements of income (loss). During both the three and six months ended June 30, 2019, we recorded $0.1 million of losses associated with this investment in Other income on our consolidated statements of income (loss).
Shared Home Appreciation Options
In the third quarter of 2019, we entered into a flow purchase agreement to acquire shared home appreciation options. At June 30, 2020, we had acquired $47 million of shared home appreciation options under this flow purchase agreement and had an outstanding commitment to fund up to an additional $3 million under this agreement. We account for these investments under the fair value option and during the three and six months ended June 30, 2020, we recorded a net market valuation gain of $1 million and a net market valuation loss of $7 million, respectively, related to these assets through Investment fair value changes, net on our consolidated statements of income (loss).
Note 11. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at June 30, 2020 and December 31, 2019.
Table 11.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	June 30, 2020		December 31, 2019
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$—	$—	$17,095	$1,399,000
TBAs	—	—	5,755	2,445,000
Interest rate futures	—	—	777	213,700
Swaptions	—	—	1,925	1,065,000
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	357	24,871	10,149	1,537,162
Total Assets	$357	$24,871	$35,701	$6,659,862

Liabilities - Cash Flow Hedges
Interest rate swaps	$—	$—	$(51,530)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	—	—	(97,235)	2,314,300
TBAs	—	—	(13,359)	4,160,000
Interest rate futures	—	—	(10)	12,300
Liabilities - Other Derivatives
Loan purchase commitments	(1,932)	199,932	(1,290)	303,394
Total Liabilities	$(1,932)	$199,932	$(163,424)	$6,929,494
Total Derivative Financial Instruments, Net	$(1,575)	$224,803	$(127,723)	$13,589,356

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 11. Derivative Financial Instruments - (continued)
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At June 30, 2020, we were not party to any derivative contracts. At December 31, 2019, we were party to swaps and swaptions with an aggregate notional amount of $4.78 billion, TBA agreements sold with an aggregate notional amount of $6.61 billion, and interest rate futures contracts with an aggregate notional amount of $226 million.
During the three and six months ended June 30, 2020, risk management derivatives had net market valuation losses of zero and $98 million, respectively. During the three and six months ended June 30, 2019, risk management derivatives had net market valuation losses of $66 million and $111 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and Other income on our consolidated statements of income (loss). During the three months ended March 31, 2020, we settled substantially all of our outstanding derivative contracts as we determined that they were no longer effectively managing the risks associated with certain assets and liabilities.
Loan Purchase and Interest Rate Lock Commitments
LPCs and IRLCs that qualify as derivatives are recorded at their estimated fair values. For the three and six months ended June 30, 2020, LPCs and IRLCs had net market valuation gains of $3 million and $21 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss). For the three and six months ended June 30, 2019, LPCs and IRLCs had net market valuation gains of $17 million and $29 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss).
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges.
During the first quarter of 2020, we terminated and settled all of our outstanding derivatives that had been designated as cash flow hedges for our long-term debt, with a payment of $84 million. For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $83 million and $51 million at June 30, 2020 and December 31, 2019, respectively. We will amortize this loss into interest expense over the remaining term of the trust preferred securities and subordinated notes. As of June 30, 2020, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
For the three and six months ended June 30, 2020, changes in the values of designated cash flow hedges were zero and negative $33 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For the three and six months ended June 30, 2019, changes in the values of designated cash flow hedges were negative $10 million and negative $15 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and six months ended June 30, 2020 and 2019.
Table 11.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Net interest expense on cash flows hedges	$—	$(640)	$(860)	$(1,277)
Realized net losses reclassified from other comprehensive income	(1,029)	—	(1,108)	—
Total Interest Expense	$(1,029)	$(640)	$(1,968)	$(1,277)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 11. Derivative Financial Instruments - (continued)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At June 30, 2020, we assessed this risk as remote and did not record a specific valuation adjustment.
At June 30, 2020, we were in compliance with our derivative counterparty ISDA agreements.
Note 12. Other Assets and Liabilities
Other assets at June 30, 2020 and December 31, 2019 are summarized in the following table.
Table 12.1 – Components of Other Assets

(In Thousands)	June 30, 2020	December 31, 2019
Accrued interest receivable	$44,134	$71,058
Pledged collateral	33,105	32,945
Investment receivable	29,916	23,330
Income tax receivables	17,255	36
Right-of-use asset	15,561	11,866
REO	9,780	9,462
FHLBC stock	5,000	43,393
Fixed assets and leasehold improvements (1)	4,590	4,901
Margin receivable	2,746	209,776
Other	9,499	12,554
Total Other Assets	$171,586	$419,321
(1)Fixed assets and leasehold improvements had a basis of $12 million and accumulated depreciation of $7 million at June 30, 2020.
Accrued expenses and other liabilities at June 30, 2020 and December 31, 2019 are summarized in the following table.
Table 12.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	June 30, 2020	December 31, 2019
Accrued interest payable	$37,024	$60,655
Lease liability	17,348	13,443
Payable to minority partner	17,021	13,189
Contingent consideration	14,953	28,484
Guarantee obligations	12,350	14,009
Accrued compensation	10,677	33,888
Residential loan and MSR repurchase reserve	8,295	4,268
Residential bridge loan holdbacks	7,348	10,682
Deferred tax liabilities	5,152	5,152
Other	35,845	23,123
Total Accrued Expenses and Other Liabilities	$166,013	$206,893
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for additional descriptions of our other assets and liabilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 12. Other Assets and Liabilities - (continued)
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. Through June 30, 2020, we had met all margin calls due.
REO
The carrying value of REO at June 30, 2020 was $10 million, which included $2 million from our residential bridge loan portfolio, $1 million of REO from our consolidated Legacy Sequoia entities, $1 million from our consolidated Freddie Mac SLST entities, and $5 million from consolidated CAFL entities. At June 30, 2020, there were three residential bridge loan REO assets, five REO assets at our Legacy Sequoia entities, 10 REO assets at our Freddie Mac SLST entities, and four REO assets at our CAFL entities recorded on our consolidated balance sheets. During the six months ended June 30, 2020, transfers into REO included a $2 million residential bridge loan, $1 million from Legacy Sequoia entities, $1 million from Freddie Mac SLST entities, and $6 million from CAFL entities. During the six months ended June 30, 2020, there were REO liquidations of $8 million, resulting in $1 million of unrealized losses which were recorded in Investment fair value changes, net, on our consolidated statements of income (loss). At December 31, 2019, there were four residential bridge loan REO assets, four REO assets at our Legacy Sequoia entities, three REO assets at our Freddie Mac SLST entities, and two REO assets at our CAFL entities recorded on our consolidated balance sheets.
Note 13. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and investment banking firms. At June 30, 2020, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at June 30, 2020 and December 31, 2019.
Table 13.1 – Short-Term Debt

	June 30, 2020
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	3	$13,581	$700,000	3.14%	2/2021	241
Business purpose residential loan warehouse (2)	2	92,901	500,000	3.41%	6/2021-5/2022	536
Real estate securities repo (1)	4	311,888	—	4.21%	7/2020-11/2020	39
Total Short-Term Debt Facilities	9	418,370
Servicer advance financing	1	244,437	400,000	1.99%	11/2020	153
Total Short-Term Debt		$662,807

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
(1)Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At June 30, 2020 and December 31, 2019, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
(2)Due to the revolving nature of the borrowings under these facilities, we have classified these facilities as short-term debt at June 30, 2020. Borrowings under these facilities will be repaid as the underlying loans mature or are sold to third parties or transferred to securitizations.
The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt facilities at June 30, 2020 and December 31, 2019.
Table 13.2 – Collateral for Short-Term Debt Facilities

(In Thousands)	June 30, 2020	December 31, 2019
Collateral Type
Held-for-sale residential loans	$15,241	$201,949
Business purpose residential loans	116,701	988,179
Real estate securities
On balance sheet	24,442	618,881
Sequoia Choice securitizations (1)	59,543	111,341
Freddie Mac SLST securitizations (1)	334,043	381,640
Freddie Mac K-Series securitizations (1)	24,384	252,284
CAFL securitizations (1)	—	127,840
Total real estate securities owned	442,412	1,491,986
Other assets (2)	2,696	16,252
Total Collateral for Short-Term Debt Facilities	$577,050	$2,698,366
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
(2)In addition to securities that serve as collateral for our securities repo borrowings, we had posted $3 million of cash collateral as margin with our borrowing counterparties.
For the three and six months ended June 30, 2020, the average balances of our short-term debt facilities were $1.30 billion and $1.97 billion, respectively. At June 30, 2020 and December 31, 2019, accrued interest payable on our short-term debt facilities was $3 million and $6 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 13. Short-Term Debt - (continued)
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At June 30, 2020, the fair value of servicer advances, cash and restricted cash collateralizing the securitization financing was $283 million. At June 30, 2020, the accrued interest payable balance on this financing was $0.1 million and the unamortized capitalized commitment costs were $1 million.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $3 million at June 30, 2020. At both June 30, 2020 and December 31, 2019, we had no outstanding borrowings on this facility.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt as well as our convertible notes at June 30, 2020.
Table 13.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	June 30, 2020
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$—	$13,581	$13,581
Business purpose residential loans	—	—	92,901	92,901
Real estate securities	150,774	140,682	20,432	311,888
Total Secured Short-Term Debt	150,774	140,682	126,914	418,370
Servicer advance financing	—	—	244,437	244,437
Total Short-Term Debt	$150,774	$140,682	$371,351	$662,807
Note 14. Asset-Backed Securities Issued
The carrying values of ABS issued by our consolidated securitization entities at June 30, 2020 and December 31, 2019, along with other selected information, are summarized in the following table.
Table 14.1 – Asset-Backed Securities Issued

June 30, 2020	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Total
(Dollars in Thousands)
Certificates with principal balance	$378,087	$1,793,901	$1,765,505	$418,212	$2,323,475	$6,679,180
Interest-only certificates	1,410	9,005	24,434	13,874	95,324	144,047
Market valuation adjustments	(79,140)	58,871	22,069	32,605	(1,546)	32,859
ABS Issued, Net	$300,357	$1,861,777	$1,812,008	$464,691	$2,417,253	$6,856,086
Range of weighted average interest rates, by series	0.39% to 2.60%	2.22% to 5.04%	3.50%	3.39%	3.19% to 5.18%
Stated maturities	2024 - 2036	2047 - 2050	2028 - 2029	2025	2022 - 2048
Number of series	20	10	2	1	12

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At June 30, 2020, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at June 30, 2020 and December 31, 2019. Interest due on consolidated ABS issued is payable monthly.
Table 14.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	June 30, 2020	December 31, 2019
Legacy Sequoia	$230	$395
Sequoia Choice	6,474	7,732
Freddie Mac SLST	5,149	5,374
Freddie Mac K-Series	1,182	12,887
CAFL	8,300	7,298
Total Accrued Interest Payable on ABS Issued	$21,335	$33,686
Note 15. Long-Term Debt
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a full description of our long-term debt.
FHLBC Borrowings
At June 30, 2020, $1 million of advances were outstanding under our FHLBC borrowing agreement, with a weighted average interest rate of 0.38%. These borrowings mature in 2026. At December 31, 2019, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.88% and a weighted average maturity of six years. During the three and six months ended June 30, 2020, we repaid $1.37 billion and $2.00 billion, respectively, of our FHLBC borrowings. At June 30, 2020, total advances under this agreement were secured by $1 million of restricted cash. We do not expect to increase borrowings under our FHLBC borrowing agreement above the existing $1 million of advances outstanding. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At June 30, 2020, our subsidiary held $5 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 15. Long-Term Debt - (continued)

Recourse Subordinate Securities Financing Facilities
In 2019, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable (e.g., not subject to margin calls due to collateral value changes) recourse debt financing of certain Sequoia securities as well as securities retained from our consolidated Sequoia Choice securitizations. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through September 2022. The financing facility may be terminated, at our option, in September 2022, and has a final maturity in September 2024, provided that the interest rate on amounts outstanding under the facility increases between October 2022 and September 2024. At June 30, 2020, we had borrowings under this facility totaling $182 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $181 million. At June 30, 2020, the fair value of real estate securities pledged as collateral under this long-term debt facility was $223 million and included Sequoia securities and securities retained from our Sequoia Choice securitizations.
In the first quarter of 2020, a subsidiary of Redwood entered into a second repurchase agreement with similar terms to provide non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through February 2023. The financing facility may be terminated, at our option, in February 2023, and has a final maturity in February 2025, provided that the interest rate on amounts outstanding under the facility increases between March 2023 and February 2025. At June 30, 2020, we had borrowings under this facility totaling $103 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $103 million. At June 30, 2020, the fair value of real estate securities pledged as collateral under this long-term debt facility was $110 million and included securities retained from our consolidated CAFL securitizations.
Non-Recourse Business Purpose Loan Financing Facility
In the second quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for business purpose bridge loans. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 7.50% (with a 1.50% LIBOR floor), through June 2022 (facility is fully callable in June 2021). This facility has an aggregate maximum borrowing capacity of $530 million, which consists of a term facility of $355 million and a revolving facility of $175 million. The revolving period ends in June 2021, and amounts borrowed under the term and revolving facilities are due in full in June 2022. At June 30, 2020, we had borrowings under this facility totaling $355 million and $6 million of unamortized deferred issuance costs, for a net carrying value of $350 million. At June 30, 2020, $442 million of bridge loans and $8 million of other BPL investments were pledged as collateral under this facility.
Recourse Business Purpose Loan Financing Facility
In the second quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for business purpose bridge loans and single-family rental loans. Borrowings under this facility accrue interest at a per annum rate equal to three-month LIBOR plus 3.50% to 4.50% (with a 1.00% LIBOR floor) through May 2022 and are recourse to Redwood. This facility has an aggregate maximum borrowing capacity of $500 million. At June 30, 2020, we had borrowings under this facility totaling $436 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $435 million. At June 30, 2020, $280 million of bridge loans and $302 million of single-family rental loans were pledged as collateral under this facility.
Recourse Revolving Debt Facility
In the first quarter of 2020, a subsidiary of Redwood entered into a secured revolving debt facility agreement collateralized by MSRs and certificated mortgage servicing rights. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 2.75% through January 2021, with an increase in rate between February 2021 and the maturity of the facility in January 2022. This facility has an aggregate maximum borrowing capacity of $50 million. Borrowings under this facility totaled $20 million at June 30, 2020. At June 30, 2020, $40 million of MSRs and certificated servicing rights were pledged as collateral under this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 15. Long-Term Debt - (continued)

Convertible Notes
At June 30, 2020, we had $172 million principal amount outstanding of 5.75% exchangeable senior notes due 2025. During the second quarter of 2020, we repurchased $29 million par value of these notes at a discount and recorded a gain on extinguishment of $6 million in Realized gains, net on our consolidated statements of income (loss). At June 30, 2020, the accrued interest payable balance on this debt was $2 million and the unamortized deferred issuance costs were $5 million.
At June 30, 2020, we had $150 million principal amount outstanding of 5.625% convertible senior notes due 2024. During the second quarter of 2020, we repurchased $50 million par value of these notes at a discount and recorded a gain on extinguishment of $9 million in Realized gains, net on our consolidated statements of income (loss). At June 30, 2020, the accrued interest payable on this debt was $4 million, the unamortized deferred issuance costs were $3 million, and the debt discount was $1 million.
At June 30, 2020, we had $199 million principal amount outstanding of 4.75% convertible senior notes due 2023. During the second quarter of 2020, we repurchased $46 million par value of these notes at a discount and recorded a gain on extinguishment of $10 million in Realized gains, net on our consolidated statements of income (loss). At June 30, 2020, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $3 million.
Trust Preferred Securities and Subordinated Notes
At June 30, 2020, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. At both June 30, 2020 and December 31, 2019, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.
Note 16. Commitments and Contingencies
Lease Commitments
At June 30, 2020, we were obligated under seven non-cancelable operating leases with expiration dates through 2031 for $21 million of cumulative lease payments. Our operating lease expense was $2 million and $1 million for the six months ended June 30, 2020 and 2019, respectively.
The following table presents our future lease commitments at June 30, 2020.
Table 16.1 – Future Lease Commitments by Year

(In Thousands)	June 30, 2020
2020 (6 months)	$1,860
2021	3,104
2022	2,597
2023	2,087
2024	2,095
2025	9,214
Total Lease Commitments	20,957
Less: Imputed interest	(3,609)
Lease Liability	$17,348
During the six months ended June 30, 2020, we entered into three new office leases and determined that each of these leases qualified as operating leases. At June 30, 2020, our lease liability was $17 million, which was a component of Accrued expenses and other liabilities, and our right-of-use asset was $16 million, which was a component of Other assets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the date of adoption. At June 30, 2020, the weighted-average remaining lease term and weighted-average discount rate for our leases was 8 years and 5.0%, respectively.
Commitment to Fund Residential Bridge Loans
As of June 30, 2020, we had commitments to fund up to $167 million of additional advances on existing residential bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before we fund the commitment. At June 30, 2020, we recorded a $2 million derivative liability related to these commitments to fund construction advances (see Note 7 for additional detail). We may also advance funds related to loans sold under a separate loan sale agreement that are generally repaid immediately by the loan purchaser and do not generally expose us to loss. The outstanding commitments related to these loans that we may temporarily fund totaled approximately $20 million at June 30, 2020.
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
In the first quarter of 2019, we invested in a partnership created to acquire floating rate, light-renovation multifamily loans from Freddie Mac (see Note 10 for additional detail). At June 30, 2020, we had an outstanding commitment to fund an additional $8 million to the partnership. Additionally, in connection with this transaction, we have made a guarantee to Freddie Mac in the event of losses incurred on the loans that exceed the equity available in the partnership to absorb such losses. At June 30, 2020, the carrying value of this guarantee was $0.1 million. We believe the likelihood of performance under the guarantee is remote. Our maximum loss exposure from this guarantee arrangement is $135 million less the value of securities collateralizing our partner's portion of the partnership's guarantee obligations.
5 Arches Contingent Consideration
As part of the consideration for our acquisition of 5 Arches, we were committed to make earn-out payments up to $29 million, payable in a mix of cash and Redwood common stock. These contingent earn-out payments were classified as a contingent consideration liability and carried at fair value prior to March 31, 2020. During the first quarter of 2020, we made a cash payment of $11 million and granted $3 million of Redwood common stock in connection with the first anniversary of the purchase date. Additionally, as a result of an amendment to the agreement, we reclassified the contingent liability to a deferred liability, as the remaining payments became payable on a set timetable without any remaining contingencies. At June 30, 2020, the balance of this liability was $15 million, which will be paid in a mix of cash and common stock in March 2021.
Commitment to Fund Shared Home Appreciation Options
In the third quarter of 2019, we entered into a flow purchase agreement to acquire shared home appreciation options. The counterparty purchases an option to buy a fractional interest in a homeowner's ownership interest in residential property, and subsequently the counterparty sells the option contract to us. Pursuant to the terms of the option contract, we share in both home price appreciation and depreciation. At June 30, 2020, we had acquired $47 million of shared home appreciation options under this agreement, which are included in Other investments on our consolidated balance sheets. At June 30, 2020, we had an outstanding commitment to fund up to an additional $3 million under this agreement.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At June 30, 2020, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At June 30, 2020, we had not incurred any losses under these arrangements. For the three and six months ended June 30, 2020, other income related to these arrangements was $1 million and $2 million, respectively, and net market valuation losses related to these investments were $0.2 million and $0.7 million, respectively. For the three and six months ended June 30, 2019, other income related to these arrangements was $1 million for both periods, and net market valuation losses related to these investments were $0.1 million for both periods.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at June 30, 2020, the loans had an unpaid principal balance of $1.30 billion and a weighted average FICO score of 758 (at origination) and LTV ratio of 76% (at origination). At June 30, 2020, $17 million of the loans were 90 days or more delinquent, and none of these loans were in foreclosure. At June 30, 2020, the carrying value of our guarantee obligation was $12 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2020 and December 31, 2019, assets of such SPEs totaled $47 million and $48 million, respectively, and liabilities of such SPEs totaled $12 million and $14 million, respectively.
Loss Contingencies — Residential Repurchase Reserve
We maintain a repurchase reserve for potential obligations arising from representation and warranty violations related to residential loans we have sold to securitization trusts or third parties and for conforming residential loans associated with MSRs that we have purchased from third parties. We do not originate residential loans and we believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation. Additionally, for certain loans we sold during the second quarter of 2020 that were previously held for investment, we have a direct obligation to repurchase these loans in the event of any early payment defaults (or EPDs) by the underlying mortgage borrowers within certain specified periods following the sales.
At June 30, 2020 and December 31, 2019, our repurchase reserve associated with our residential loans and MSRs was $8 million and $4 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. The increase in the repurchase reserve during the second quarter of 2020 was related to potential repurchase obligations related to EPDs arising from loans we sold during the last several months.
We received five and seven repurchase requests during the six months ended June 30, 2020 and 2019, respectively, and did not repurchase any loans during either of these periods. During the six months ended June 30, 2020 and 2019, we recorded repurchase provisions of $4 million and reversals of repurchase provisions of $0.4 million, respectively, that were recorded in Mortgage banking activities, net and Other income on our consolidated statements of income (loss).
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 16 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Loss Contingencies - Litigation.” At June 30, 2020, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2019 was $2 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
In addition to those matters, as previously disclosed, in connection with the impact of the effects of the pandemic on the non-Agency mortgage finance market and on our business and operations, a small number of the counterparties that have regularly sold residential mortgage loans to us believe that we breached perceived obligations to them, and requested or demanded that we purchase loans from them and/or compensate them for perceived damages resulting from our decisions earlier in 2020 not to purchase certain loans from them (“Residential Loan Seller Demands”). As previously disclosed, one such counterparty filed a breach of contract lawsuit against us alleging that it has suffered in excess of $2 million of losses as a result of our alleged failure to purchase residential mortgage loans from it.
We believe that these Residential Loan Seller Demands are without merit or subject to defenses and we intend to defend vigorously any such allegations and any related demand or claim to which we are or become a party. Despite our beliefs about the legal merits of these allegations, because our ordinary course of business is to seek to continue to regularly engage in mutually beneficial transactions with these counterparties, in some cases we have been willing to engage in discussions with these counterparties with the intention of reaching resolution and structuring arrangements that incentivize both the counterparty and us to continue to engage in residential loan purchase and sale transactions in the future.
With respect to certain of the Residential Loan Seller Demands, these resolution discussions have been successful in resolving, or establishing a framework that we believe will be the basis for successfully resolving, the demands of these counterparties, including through forward-looking joint business undertakings and structured arrangements that incentivize both the counterparty and us to continue to engage in residential loan purchase and sale transactions in the future. With respect to these counterparties, we have incurred or expect to incur certain costs in connection with finalizing these arrangements (including costs that are contingent on the successful completion of future residential loan purchase and sale transactions with these counterparties that we expect to generate future revenue for the Company) and have recorded any such actual costs incurred through June 30, 2020, as well as an accrual for the estimated costs associated with counterparties where a go-forward framework has been discussed but not finalized, through Mortgage Banking Activities, net in our Residential Lending segment. In accordance with GAAP, the accrual for estimated costs is based on the opinion of management, that it is probable that these forward-looking joint business undertakings and structured arrangements will result in an expense and the amount of expense can be reasonably estimated. At June 30, 2020, the aggregate amount of these actual costs, together with the accrual for estimated costs, was $5 million, a significant portion of which would be contingent on the successful completion of future residential loan purchase and sale transactions with these counterparties, with the expectation of generating future revenue for the Company.
With respect to the remaining Residential Loan Seller Demands, our beliefs about the legal merits of these allegations and our discussions with these counterparties have resulted in us determining that a significant loss from these matters is not probable. With respect to these remaining Residential Loan Seller Demands, based on the foregoing, we have concluded that we can estimate an aggregate range of reasonably possible losses with respect to these Residential Loan Seller Demands of between zero and $1.5 million.
Future developments (including receipt of additional information and documents relating to these matters, new or additional resolution or settlement communications relating to these matters, resolutions of similar claims against other industry participants in similar circumstances, or receipt of additional Residential Loan Seller Demands) could result in our concluding in the future to establish additional accruals or reserves or modify our aggregate range of reasonably possible losses with respect to these Residential Loan Seller Demand matters. Our actual losses, and any accruals or reserves we may establish in the future relating to these matters, may be materially higher than the accruals, reserves and the aggregate range of reasonably possible losses we have estimated above, respectively, including in the event that any of these matters proceed to trial and result in a judgment against us. We cannot be certain that any of these matters that are not already formally resolved will be resolved through a resolution or settlement prior to trial and we cannot be certain that the resolution of these matters, whether through trial, settlement, or otherwise, will not have a material adverse effect on our financial condition or results of operations in any future period.
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
June 30, 2020
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
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
Future developments (including resolution of substantive pre-trial motions relating to these matters, receipt of additional information and documents relating to these matters (such as through pre-trial discovery), new or additional settlement communications with plaintiffs relating to these matters, or resolutions of similar claims against other defendants in these matters) could result in our concluding in the future to establish additional loss contingency reserves or to disclose an estimate of reasonably possible losses in excess of our established reserves with respect to these matters. Our actual losses with respect to the above referenced litigation matters may be materially higher than the aggregate amount of loss contingency reserves we have established in respect of these litigation matters, including in the event that any of these matters proceeds to trial and the plaintiff prevails. Other factors that could result in our concluding to establish additional loss contingency reserves or estimate additional reasonably possible losses, or could result in our actual losses with respect to the above-referenced litigation matters being materially higher than the aggregate amount of loss contingency reserves we have established in respect of these litigation matters include that: there are significant factual and legal issues to be resolved; information obtained or rulings made during the lawsuits could affect the methodology for calculation of the available remedies; and we may have additional obligations pursuant to indemnity agreements, representations and warranties, and other contractual provisions with other parties relating to these litigation matters that could increase our potential losses.
Note 17. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three and six months ended June 30, 2020 and 2019. During the three and six months ended June 30, 2020, we recognized net unrealized gains (losses) on our Level 3 AFS securities which we owned as of June 30, 2020 of $52 million and negative $24 million, respectively.
Table 17.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(In Thousands)	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$(1,865)	$(83,666)	$92,567	$(39,883)
Other comprehensive income (loss) before reclassifications	52,393	—	8,562	(9,501)
Amounts reclassified from other accumulated comprehensive income	2,718	1,029	(2,822)	—
Net current-period other comprehensive income (loss)	55,111	1,029	5,740	(9,501)
Balance at End of Period	$53,246	$(82,637)	$98,307	$(49,384)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 17. Equity - (continued)

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$92,452	$(50,939)	$95,342	$(34,045)
Other comprehensive income (loss) before reclassifications	(28,126)	(32,806)	15,280	(15,339)
Amounts reclassified from other accumulated comprehensive income	(11,080)	1,108	(12,315)	—
Net current-period other comprehensive income (loss)	(39,206)	(31,698)	2,965	(15,339)
Balance at End of Period	$53,246	$(82,637)	$98,307	$(49,384)
The following table provides a summary of reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2020 and 2019.
Table 17.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended June 30,
(In Thousands)	Income Statement	2020	2019
Net Realized (Gain) Loss on AFS Securities
Credit loss recovery on AFS securities	Investment fair value changes, net	$(54)	$—
Gain on sale of AFS securities	Realized gains, net	2,772	(2,822)
		$2,718	$(2,822)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,029	$—
		$1,029	$—

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Six Months Ended June 30,
(In Thousands)	Income Statement	2020	2019
Net Realized (Gain) Loss on AFS Securities
Credit loss expense on AFS securities	Investment fair value changes, net	$1,471	$—
Gain on sale of AFS securities	Realized gains, net	(12,551)	(12,315)
		$(11,080)	$(12,315)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,108	$—
		$1,108	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 17. Equity - (continued)
Issuance of Common Stock
In 2018, we established a program to sell up to an aggregate of $150 million of common stock from time to time in at-the-market ("ATM") offerings. During the six months ended June 30, 2020, we issued 129,500 common shares for net proceeds of approximately $2 million through ATM offerings. At June 30, 2020, approximately $85 million remained outstanding for future offerings under this program.
Direct Stock Purchase and Dividend Reinvestment Plan
During the three months ended June 30, 2020, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. During the six months ended June 30, 2019, we issued 399,838 shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan, resulting in net proceeds of approximately $6 million.
Earnings (Loss) per Common Share
The following table provides the basic and diluted earnings (loss) per common share computations for the three and six months ended June 30, 2020 and 2019.
Table 17.3 – Basic and Diluted Earnings (Loss) per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except Share Data)	2020	2019	2020	2019
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Redwood	$165,444	$31,266	$(777,954)	$85,730
Less: Dividends and undistributed earnings allocated to participating securities	(4,528)	(877)	(1,011)	(2,417)
Net income (loss) allocated to common shareholders	$160,916	$30,389	$(778,965)	$83,313
Basic weighted average common shares outstanding	114,383,289	96,983,764	114,229,928	94,846,431
Basic Earnings (Loss) per Common Share	$1.41	$0.31	$(6.82)	$0.88
Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Redwood	$165,444	$31,266	$(777,954)	$85,730
Less: Dividends and undistributed earnings allocated to participating securities	(3,116)	(1,053)	(1,011)	(2,595)
Adjust for interest expense and gain on extinguishment of convertible notes for the period, net of tax	(15,835)	8,698	—	17,385
Net income (loss) allocated to common shareholders	$146,493	$38,911	$(778,965)	$100,520
Weighted average common shares outstanding	114,383,289	96,983,764	114,229,928	94,846,431
Net effect of dilutive equity awards	—	270,550	—	210,360
Net effect of assumed convertible notes conversion to common shares	32,715,790	33,442,640	—	33,442,640
Diluted weighted average common shares outstanding	147,099,079	130,696,954	114,229,928	128,499,431
Diluted Earnings (Loss) per Common Share	$1.00	$0.30	$(6.82)	$0.78
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 17. Equity - (continued)
During the three months ended June 30, 2020 and the three and six months ended June 30, 2019, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense and any realized gains or losses on extinguishment of debt (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the six months ended June 30, 2020, 34,075,404 of common shares related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and six months ended June 30, 2020, the number of outstanding equity awards that were antidilutive totaled 11,561 and 16,405, respectively. For the three and six months ended June 30, 2019, the number of outstanding equity awards that were antidilutive totaled 8,996 and 8,186, respectively.
Stock Repurchases
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At June 30, 2020, $100 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
Note 18. Equity Compensation Plans
At June 30, 2020 and December 31, 2019, 8,615,077 and 3,637,480 shares of common stock, respectively, were available for grant under our Incentive Plan. During the three months ended June 30, 2020, Redwood shareholders approved for grant an additional 5 million shares of common stock under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $23 million at June 30, 2020, as shown in the following table.
Table 18.1 – Activities of Equity Compensation Costs by Award Type

	Six Months Ended June 30, 2020
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$1,990	$3,534	$17,858	$8,946	$—	$32,328
Equity grants	70	3,431	6,593	—	160	10,254
Performance-based valuation adjustment	—	—	—	(7,352)	—	(7,352)
Equity grant forfeitures	(349)	(1,266)	(4,733)	(648)	—	(6,996)
Equity compensation expense	(614)	(772)	(4,511)	720	(80)	(5,257)
Unrecognized Compensation Cost at End of Period	$1,097	$4,927	$15,207	$1,666	$80	$22,977
At June 30, 2020, the weighted average amortization period remaining for all of our equity awards was one year.
Restricted Stock Awards ("RSAs")
At June 30, 2020 and December 31, 2019, there were 92,440 and 216,470 shares, respectively, of RSAs outstanding. Restrictions on these shares lapse through 2022. During the six months ended June 30, 2020, there were no RSAs granted, restrictions on 101,063 RSAs lapsed and those shares were distributed, and 22,967 RSAs were forfeited.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Note 18. Equity Compensation Plans - (continued)
Restricted Stock Units ("RSUs")
At June 30, 2020 and December 31, 2019, there were 333,869 and 275,173 shares, respectively, of RSUs outstanding. Restrictions on these shares lapse through 2024. During the six months ended June 30, 2020, there were 190,624 RSUs granted, 55,514 RSUs distributed, and 76,414 RSUs forfeited.
Deferred Stock Units (“DSUs”)
At June 30, 2020 and December 31, 2019, there were 2,395,786 and 2,630,805 DSUs, respectively, outstanding of which 1,318,200 and 1,286,063, respectively, had vested. During the six months ended June 30, 2020, there were 449,092 DSUs granted, 392,858 DSUs distributed, and 291,253 DSUs forfeited. Unvested DSUs at June 30, 2020 vest through 2024.

Performance Stock Units (“PSUs”)
At June 30, 2020 and December 31, 2019, the target number of PSUs that were unvested was 739,895 and 839,070, respectively. During the six months ended June 30, 2020, 99,175 PSUs were forfeited. Vesting for all PSUs will generally occur at the end of three years from their grant date based on various TSR performance calculations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. During the first quarter of 2020, for PSUs granted in 2018 and 2019, we adjusted our vesting estimate to assume that none of these awards will meet the minimum performance thresholds for vesting. This adjustment resulted in a reversal of $1 million of stock-based compensation expense recorded in the first quarter of 2020.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 600,000 shares of common stock to be purchased in aggregate for all employees. As of June 30, 2020 and December 31, 2019, 463,582 and 430,772 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at June 30, 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 19. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income (loss) for the three and six months ended June 30, 2020 and 2019.
Table 19.1 – Mortgage Banking Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$(1,393)	$20,267	$6,562	$35,111
Risk management derivatives (2)	—	(5,760)	(31,294)	(9,898)
Other income (expense), net (3)	(6,612)	852	(6,354)	973
Total residential mortgage banking activities, net	(8,005)	15,359	(31,086)	26,186

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
Single-family rental loans, at fair value (1)	1,210	1,882	13,018	3,626
Risk management derivatives (2)	—	(1,671)	(21,538)	(2,517)
Residential bridge loans, at fair value	(1,260)	1,012	(5,194)	1,098
Other income, net (4)	2,283	2,578	10,617	3,076
Total business purpose mortgage banking activities, net	2,233	3,801	(3,097)	5,283
Mortgage Banking Activities, Net	$(5,772)	$19,160	$(34,183)	$31,469
(1)For residential loans, includes changes in fair value for associated loan purchase and forward sale commitments. For single-family rental loans, includes changes in fair value for associated interest rate lock commitments.
(2)Represents market valuation changes of derivatives that were used to manage risks associated with our accumulation of loans.
(3)Amounts in this line item include other fee income from loan acquisitions, provisions for repurchases expense, and expense related to resolving residential loan seller demands, presented net.
(4)Amounts in this line item include other fee income from loan originations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 20. Other Income
The following table presents the components of Other income recorded in our consolidated statements of income (loss) for the three and six months ended June 30, 2020 and 2019.
Table 20.1 – Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
MSR (loss) income, net	$(1,424)	$1,654	$(3,233)	$1,911
Risk share income	1,181	800	1,946	1,446
FHLBC capital stock dividend	538	535	1,085	1,082
Equity investment (loss) income	(574)	(96)	274	172
5 Arches loan administration fee income	648	1,488	1,518	1,954
Gain on re-measurement of investment in 5 Arches	—	—	—	2,441
Other	586	478	1,802	478
Other Income	$955	$4,859	$3,392	$9,484

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 21. General and Administrative Expenses and Other Expenses
Components of our general and administrative, and other expenses for the three and six months ended June 30, 2020 and 2019 are presented in the following table.
Table 21.1 – Components of General and Administrative Expenses and Other Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
General and Administrative Expenses
Fixed compensation expense	$11,818	$9,252	$26,502	$17,349
Variable compensation expense	3,278	4,021	3,289	8,423
Equity compensation expense	3,262	4,024	5,257	6,977
Acquisition-related equity compensation expense (1)	1,212	—	2,424	—
Systems and consulting	2,395	2,536	5,607	4,364
Loan acquisition costs (2)	2,152	1,516	6,878	3,101
Office costs	1,887	1,585	3,995	2,889
Accounting and legal	2,788	960	5,004	2,085
Corporate costs	626	545	1,297	1,219
Other operating expenses	674	1,816	2,507	3,007
Total General and Administrative Expenses	30,092	26,255	62,760	49,414

Other Expenses
Goodwill impairment expense	—	—	88,675	—
Amortization of purchase-related intangible assets	3,873	1,900	8,179	2,711
Contingent consideration expense (3)	134	311	446	311
Other	1,076	241	(802)	468
Total Other Expenses	5,083	2,452	96,498	3,490
Total General and Administrative Expenses and Other Expenses	$35,175	$28,707	$159,258	$52,904
(1)Acquisition-related equity compensation expense relates to 588,260 shares of restricted stock that were issued to members of CoreVest management as a component of the consideration paid to them for our purchase of their interests in CoreVest. The grant date fair value of these restricted stock awards was $10 million, which will be recognized as compensation expense over the two-year vesting period on a straight-line basis in accordance with GAAP.
(2)Loan acquisition costs primarily includes underwriting and due diligence costs related to the acquisition of residential loans held-for-sale at fair value as well as employee commissions related to our business purpose loan originations.
(3) Contingent consideration expense relates to the acquisition of 5 Arches during 2019. Refer to Note 2 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 22. Taxes
For the six months ended June 30, 2020 and 2019, we recognized a benefit for income taxes of $22 million and a provision from income taxes of $3 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at June 30, 2020 and 2019.
Table 22.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	June 30, 2020	June 30, 2019
Federal statutory rate	21.0%	21.0%
State statutory rate, net of Federal tax effect	8.6%	8.6%
Differences in taxable (loss) income from GAAP income	(23.6)%	(4.7)%
Change in valuation allowance	(3.2)%	(3.6)%
Dividends paid deduction (1)	—%	(17.7)%
Effective Tax Rate	2.8%	3.6%
(1)The dividends paid deduction in the effective tax rate reconciliation is generally representative of the amount of distributions to shareholders that reduce REIT taxable income. For the six months ended June 30, 2020, the dividends paid deduction is 0% due to our REIT incurring a taxable loss during the period; therefore, there was no REIT taxable income available to apply against the dividends paid.
We assessed our tax positions for all open tax years (i.e., Federal, 2016 to 2020, and State, 2015 to 2020) at June 30, 2020 and December 31, 2019, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
Note 23. Segment Information
Redwood operates in three segments: Residential Lending, Business Purpose Lending, and Third-Party Investments. Beginning in the second quarter of 2020, we combined what was previously our Multifamily Investments segment and Third-Party Residential Investments segment into a new segment called Third-Party Investments. Prior periods have been conformed to the current presentation. Following is a full description of our current segments.
Residential Lending – consists of a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale, securitization, or transfer into our investment portfolio, as well as the investments we retain from these activities. We typically acquire prime, jumbo mortgages and the related mortgage servicing rights on a flow basis from our network of loan sellers and distribute those loans through our Sequoia private-label securitization program or to institutions that acquire pools of whole loans. Our investments in this segment primarily consist of residential mortgage-backed securities ("RMBS") retained from our Sequoia securitizations (some of which we consolidate for GAAP purposes) and MSRs retained from jumbo whole loans we sold or securitized. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of residential loans held-for-sale and long-term investments we hold within this segment. This segment’s main source of revenue is net interest income from its long-term investments and its inventory of loans held-for-sale, as well as income from mortgage banking activities, which includes valuation increases (or gains) on loans we acquire and subsequently sell, securitize, or transfer into our investment portfolio, and the hedges used to manage risks associated with these activities. Additionally, this segment may realize gains and losses upon the sale of securities. Funding expenses, direct operating expenses, and tax expenses associated with these activities are also included in this segment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 23. Segment Information - (continued)
Business Purpose Lending – consists of a platform that originates and acquires business purpose residential loans for subsequent securitization or transfer into our investment portfolio, as well as the investments we retain from these activities. We typically originate single-family rental and residential bridge loans and distribute certain single-family rental loans through our CoreVest American Finance Lender ("CAFL") private-label securitization program and retain others for investment along with our residential bridge loans. Single-family rental loans are business purpose residential mortgage loans to investors in single-family (1-4 unit) rental properties. Residential bridge loans are business purpose residential mortgage loans to investors rehabilitating and subsequently reselling or renting residential properties. Our investments in this segment primarily consist of securities retained from our CAFL securitizations (which we consolidate for GAAP purposes), and residential bridge loans. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of single-family rental loans held-for-sale and our investments. This segment’s main source of revenue is net interest income from its investments and loans held-for-sale, as well as income from mortgage banking activities, which includes valuation increases (or gains) on loans we originate or acquire and subsequently sell, securitize or transfer into our investment portfolio, and the hedges used to manage risks associated with these activities. Additionally, this segment may realize gains and losses upon the sale of securities. Funding expenses, direct operating expenses, and tax expenses associated with these activities are also included in this segment.
Third-Party Investments – consists of investments in RMBS issued by third parties, investments in Freddie Mac K-Series multifamily loan securitizations and SLST reperforming loan securitizations (which we consolidate for GAAP purposes), our servicer advance investments, and other residential and multifamily credit investments not generated through our Residential or Business Purpose Lending segments. This segment’s main sources of revenue are interest income from securities and loans held-for-investment. Additionally, this segment may realize gains and losses upon the sale of securities. Funding expenses, hedging expenses, direct operating expenses, and tax provisions associated with these activities are also included in this segment.
Segment contribution represents the measure of profit that management uses to assess the performance of our business segments and make resource allocation and operating decisions. Certain corporate expenses not directly assigned or allocated to one of our three segments, as well as activity from certain consolidated Sequoia entities, are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated corporate expenses primarily include indirect general and administrative expenses and other expense.
The following tables present financial information by segment for the three and six months ended June 30, 2020 and 2019.
Table 23.1 – Business Segment Financial Information

	Three Months Ended June 30, 2020
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$36,653	$53,742	$36,811	$2,740	$129,946
Interest expense	(30,169)	(38,837)	(27,869)	(5,791)	(102,666)
Net interest income	6,484	14,905	8,942	(3,051)	27,280
Non-interest income
Mortgage banking activities, net	(8,005)	2,233	—	—	(5,772)
Investment fair value changes, net	35,085	40,401	76,972	(230)	152,228
Other income, net	230	476	(509)	758	955
Realized gains, net	205	—	578	25,182	25,965
Total non-interest income, net	27,515	43,110	77,041	25,710	173,376
General and administrative expenses	(3,875)	(10,293)	(2,106)	(13,818)	(30,092)
Other expenses	—	(3,884)	(1,065)	(134)	(5,083)
Benefit from (provision for) income taxes	3,323	2,439	(5,799)	—	(37)
Segment Contribution	$33,447	$46,277	$77,013	$8,707
Net Income					$165,444
Non-cash amortization (expense) income, net	$(1,265)	$(6,391)	$312	$(1,619)	$(8,963)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 23. Segment Information - (continued)

	Six Months Ended June 30, 2020
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$97,284	$106,802	$118,007	$5,934	$328,027
Interest expense	(71,571)	(73,827)	(95,626)	(8,313)	(249,337)
Net interest income	25,713	32,975	22,381	(2,379)	78,690
Non-interest income
Mortgage banking activities, net	(31,086)	(3,097)	—	—	(34,183)
Investment fair value changes, net	(161,550)	(101,729)	(454,586)	(739)	(718,604)
Other income, net	(267)	2,169	732	758	3,392
Realized gains, net	2,001	—	2,634	25,182	29,817
Total non-interest income, net	(190,902)	(102,657)	(451,220)	25,201	(719,578)
General and administrative expenses	(9,507)	(24,626)	(3,894)	(24,733)	(62,760)
Other expenses	—	(96,869)	817	(446)	(96,498)
Benefit from income taxes	8,653	9,021	4,518	—	22,192
Segment Contribution	$(166,043)	$(182,156)	$(427,398)	$(2,357)
Net Loss					$(777,954)
Non-cash amortization (expense) income, net	$(1,053)	$(11,316)	$1,053	$(1,728)	$(13,044)
Other significant non-cash expense: goodwill impairment	$—	$(88,675)	$—	$—	$(88,675)

	Three Months Ended June 30, 2019
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$67,611	$4,131	$72,024	$4,776	$148,542
Interest expense	(49,321)	(2,238)	(60,680)	(3,981)	(116,220)
Net interest income	18,290	1,893	11,344	795	32,322
Non-interest income
Mortgage banking activities, net	15,359	3,801	—	—	19,160
Investment fair value changes, net	(8,102)	(457)	11,856	(159)	3,138
Other income, net	2,990	1,829	40	—	4,859
Realized gains, net	2,791	—	36	—	2,827
Total non-interest income, net	13,038	5,173	11,932	(159)	29,984
General and administrative expenses	(6,799)	(6,120)	(900)	(12,436)	(26,255)
Other expenses	—	(1,899)	(242)	(311)	(2,452)
(Provision for) benefit from income taxes	(1,484)	38	(887)	—	(2,333)
Segment Contribution	$23,045	$(915)	$21,247	$(12,111)
Net Income					$31,266
Non-cash amortization income (expense), net	$2,268	$(2,068)	$(417)	$(300)	$(517)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 23. Segment Information - (continued)

	Six Months Ended June 30, 2019
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$134,450	$7,068	$128,436	$9,629	$279,583
Interest expense	(96,997)	(3,777)	(106,626)	(8,096)	(215,496)
Net interest income	37,453	3,291	21,810	1,533	64,087
Non-interest income
Mortgage banking activities, net	26,186	5,283	—	—	31,469
Investment fair value changes, net	(9,822)	(760)	34,435	(556)	23,297
Other income, net	4,439	2,295	40	2,710	9,484
Realized gains, net	7,728	—	5,785	—	13,513
Total non-interest income, net	28,531	6,818	40,260	2,154	77,763
General and administrative expenses	(14,002)	(8,685)	(1,886)	(24,841)	(49,414)
Other expenses	—	(2,532)	(469)	(489)	(3,490)
(Provision for) benefit from income taxes	(1,985)	33	(1,264)	—	(3,216)
Segment Contribution	$49,997	$(1,075)	$58,451	$(21,643)
Net Income					$85,730
Non-cash amortization income (expense), net	$4,243	$(2,800)	$(688)	$(791)	$(36)

The following table presents the components of Corporate/Other for the three and six months ended June 30, 2020 and 2019.

Table 23.2 – Components of Corporate/Other

	Three Months Ended June 30,
	2020			2019
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$2,686	$54	$2,740	$4,776	$—	$4,776
Interest expense	(1,518)	(4,273)	(5,791)	(3,981)	—	(3,981)
Net interest income	1,168	(4,219)	(3,051)	795	—	795
Non-interest income
Investment fair value changes, net	(230)	—	(230)	(123)	(36)	(159)
Other income	—	758	758	—	—	—
Realized gains, net	—	25,182	25,182	—	—	—
Total non-interest income, net	(230)	25,940	25,710	(123)	(36)	(159)
General and administrative expenses	—	(13,818)	(13,818)	—	(12,436)	(12,436)
Other expenses	—	(134)	(134)	—	(311)	(311)
Total	$938	$7,769	$8,707	$672	$(12,783)	$(12,111)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 23. Segment Information - (continued)

	Six Months Ended June 30,
	2020			2019
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$5,880	$54	$5,934	$9,629	$—	$9,629
Interest expense	(4,040)	(4,273)	(8,313)	(8,096)	—	(8,096)
Net interest income	1,840	(4,219)	(2,379)	1,533	—	1,533
Non-interest income
Investment fair value changes, net	(621)	(118)	(739)	(497)	(59)	(556)
Other income	—	758	758	—	2,710	2,710
Realized gains, net	—	25,182	25,182	—	—	—
Total non-interest income, net	(621)	25,822	25,201	(497)	2,651	2,154
General and administrative expenses	—	(24,733)	(24,733)	—	(24,841)	(24,841)
Other expenses	—	(446)	(446)	—	(489)	(489)
Total	$1,219	$(3,576)	$(2,357)	$1,036	$(22,679)	$(21,643)
(1)  Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

The following table presents supplemental information by segment at June 30, 2020 and December 31, 2019.
Table 23.3 – Supplemental Segment Information

(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
June 30, 2020
Residential loans	$2,084,587	$—	$2,145,111	$304,632	$4,534,330
Business purpose residential loans	—	3,782,200	—	—	3,782,200
Multifamily loans	—	—	489,075	—	489,075
Real estate securities	142,713	—	173,723	—	316,436
Other investments	19,661	26,933	383,246	—	429,840
Goodwill and intangible assets	—	64,610	—	—	64,610
Total assets	2,303,320	4,009,371	3,211,030	837,821	10,361,542

December 31, 2019
Residential loans	$4,939,745	$—	$2,367,215	$407,890	$7,714,850
Business purpose residential loans	—	3,506,743	—	—	3,506,743
Multifamily loans	—	—	4,408,524	—	4,408,524
Real estate securities	229,074	—	870,800	—	1,099,874
Other investments	42,224	21,002	294,904	—	358,130
Goodwill and intangible assets	—	161,464	—	—	161,464
Total assets	5,410,540	3,786,641	8,028,946	769,313	17,995,440

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

Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on making credit-sensitive investments in single-family residential and multifamily mortgages and related assets and engaging in mortgage banking activities. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, as well as through capital appreciation. We operate our business in three segments: Residential Lending, Business Purpose Lending, and Third-Party Investments. For a full description of our segments, see Note 23 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cautionary Statement
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in each case under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends in the housing finance markets, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, our ability to pay dividends in the future, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2020 and future years, including our positioning to take advantage of a significant recovery in our business lines, expectations with respect to activity in our Residential Lending segment and strategic priorities for this segment, expectations with respect to activity in our Business Purpose Lending segment, including with respect to investment demand for our SFR and bridge loans, and our belief that asset valuations in our investment portfolio possess significant upside to recover value from unrealized losses incurred during the first quarter 2020; (iii) statements related to repurchases of long-term debt or common equity; (iv) statements regarding our expectations with respect to forbearance rates, loan performance for borrowers exiting forbearance periods, and Redwood's servicing advance obligations, including our estimate that for every 5 percentage point increase in the principal balance of Sequoia securitized mortgage loans in a delinquent status (whether or not subject to forbearance), our average monthly principal and interest servicing advance funding obligation would increase by approximately $3 million; (v) statements we make regarding estimated costs and the range of reasonably possible losses with respect to residential loan seller demands; (vi) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2020; and (vii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
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
Important factors, among others, that may affect our actual results include:
•the impact of the current outbreak of COVID-19 or the future outbreak of any other highly infectious or contagious diseases on the U.S. and global economy, financial markets, and our business and operations;
•the ability and willingness of residential mortgage loan borrowers that have been negatively impacted by the pandemic to make payments of principal and interest relating to their mortgage loans;
•liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities;

•changes to our interest rate hedging strategy and our revised approach to addressing interest rate risk;
•the pace at which we redeploy our available capital into new investments and initiatives;
•our ability to scale our platform and systems, particularly with respect to our new initiatives;
•interest rate volatility, changes in credit spreads, and changes in liquidity in the market for real estate securities and loans;
•changes in the demand from investors for residential mortgages and investments, and our ability to distribute residential mortgages through our whole-loan distribution channel;
•our ability to finance our investments in securities and our acquisition of residential mortgages with short-term debt;
•changes in the values of assets we own;
•general economic trends, the performance of the housing, real estate, mortgage, credit, and broader financial markets, and their effects on the prices of earning assets and the credit status of borrowers;
•federal and state legislative and regulatory developments, and the actions of governmental authorities, including the new U.S. presidential administration, and in particular those affecting the mortgage industry or our business;
•state and/or local regulations related to rent control or rent stabilization impacting single-family rental and multifamily properties;
•strategic business and capital deployment decisions we make;
•our recent acquisitions of business purpose lending origination platforms;
•developments related to the fixed income and mortgage finance markets and the Federal Reserve’s statements regarding its future open market activity and monetary policy;
•our exposure to credit risk and the timing of credit losses within our portfolio;
•the concentration of the credit risks we are exposed to, including due to the structure of assets we hold and the geographical concentration of real estate underlying assets we own;
•our exposure to adjustable-rate mortgage loans;
•the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks;
•changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies;
•changes in interest rates; changes in mortgage prepayment rates;
•changes in liquidity in the market for real estate securities and loans;
•our ability to finance the acquisition of real estate-related assets with short-term debt;
•the ability of counterparties to satisfy their obligations to us;
•our involvement in securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions;
•exposure to claims and litigation, including litigation arising from our involvement in securitization transactions;
•ongoing litigation against various trustees of RMBS transactions;
•whether we have sufficient liquid assets to meet short-term needs;
•our ability to successfully compete and retain or attract key personnel;
•our ability to adapt our business model and strategies to changing circumstances;
•changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities;
•our exposure to a disruption or breach of the security of our technology infrastructure and systems;
•exposure to environmental liabilities;
•our failure to comply with applicable laws and regulations;
•our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures;
•the impact on our reputation that could result from our actions or omissions or from those of others;
•changes in accounting principles and tax rules;
•our ability to maintain our status as a REIT for tax purposes;
•limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940;
•decisions about raising, managing, and distributing capital; and
•other factors not presently identified.
This Quarterly Report on Form 10-Q may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.

OVERVIEW
Business Update
The COVID-19 pandemic continued to impact financial markets and the economy in the second quarter, and our country experienced a significant increase in coronavirus cases during July. While the long-term impact of this crisis on Redwood’s business remains unclear, we made significant progress in response to the collapse of liquidity that the non-government mortgage sector experienced in March. We believe we are now positioned to take advantage of a significant recovery in our business lines – which is currently underway. There is still much to do, but we expect to look back on the second quarter of 2020 as one of meaningful strengthening for the Company.
During the second quarter, we recast most of our secured recourse debt. In aggregate, recourse debt declined from $4.6 billion at March 31, 2020 to $1.8 billion at June 30, 2020, reducing our recourse leverage ratio from 6.9x to 2.1x. Marginable debt, or that portion of recourse debt subject to daily, market-value-based margin calls, represents only about 21% of our recourse debt, or $375 million at June 30th. When comparing our $529 million of unrestricted cash to our marginable debt at the end of the second quarter, our coverage ratio was approximately 1.4:1, leaving us with ample room above a prudent risk capital level to allocate significant capital to our operating businesses, new investments and capital deployment opportunities.
Importantly, the evolution of our capital structure has been managed organically, without raising dilutive equity capital. Not only did we not require outside capital in the second quarter, we repurchased $125 million of our convertible debt at discounted levels, generating $25 million of realized gains. These repurchases also provide the benefit of reduced debt service costs and leverage as we manage through the pandemic. We may continue to opportunistically repurchase our long-term debt or common stock to the extent we believe valuations remain significantly detached from fundamentals.
With our capital structure enhancements largely complete, we paid a second quarter dividend of $0.125 per share on June 29, 2020. The second quarter dividend aligned with the current size of our balance sheet and reflected a sustainable level that we would hope to build upon as the economy and our business cash flows stabilize. We remain committed to delivering an attractive dividend to shareholders while remaining well positioned to opportunistically deploy capital going forward.
When taking stock of the extreme market shocks brought about by COVID-19 and our future forward earnings potential, we believe it is still premature to look too far ahead, as the true impact to the U.S. economy and the mortgage industry is yet to be seen. From a macroeconomic perspective, the recovery in financial markets remains meaningfully detached from the continued, and in many areas accelerating, health pandemic. Record job losses and the associated economic contraction have significantly outpaced the Great Financial Crisis in both speed and severity. The spectacular resiliency of the financial markets appears to be buoyed by extreme monetary and fiscal stimulus, with the prospect that financial asset values can be supported, either directly or implicitly, by the Federal Reserve until a COVID-19 vaccine or effective treatments can be found.
Discomforted by the prospect of trying to predict and time the outcome of the pandemic, and with an election looming in November, we have put ourselves in a position to be patient and focused on the long-term through what may be a volatile next several months. The virtue of patience has had meaningful ancillary benefits, as we have been able to focus on the strategic evolution of our business model, and how our platforms will function in a post-pandemic world.
For now, our residential and business purpose lending segments continue to operate in a significantly altered landscape. Myriad aspects of the mortgage process that historically took place in person, such as appraisals and closings, are now often done remotely. Residential credit performance has fundamentally deteriorated from the record low delinquencies the industry enjoyed before the crisis, though continues to run better than many observers expected. As of June 30, 2020, we received approximately 96% of payments due in June for residential loans underlying our Sequoia securitizations and we received approximately 96% of payments due for the single-family rental loans underlying our CoreVest securitizations. Forbearance rates for our Sequoia portfolio had stabilized in the 6.5% - 7.0% range of outstanding balances as of July 24, 2020. Importantly, we are now observing how the first group of borrowers exiting forbearance periods will perform, and the early signs are encouraging. Along these lines, it is important to emphasize that Redwood’s servicer advancing obligations to date have been immaterial to our operations, largely thanks to the fact that a significant percentage of underlying borrowers who have been granted forbearance periods have nonetheless continued to make their monthly mortgage payments. Over the longer-term, for borrowers who reach deeper stages of delinquency, “stop-advance” features incorporated into many of our Sequoia securitization transactions will also mitigate our advancing obligations.

The rise in past-due mortgages, thus far, does not appear to be weakening the single-family housing sector. Thanks to record low mortgage rates, in some cases below 3% for agency mortgages and trending lower, refinance activity has remained elevated and home purchases have seen a resurgence in demand. By way of shelter-in-place orders and broader (perhaps secular) trends in working remotely, the concept of “home” has taken on greater significance for most Americans. Many children are now learning “virtually” right down the hall from their working parents. Particularly strong demand for suburban housing has been observed in many states where families look to exit dense metropolitan areas, seeking some outdoor space to call their own and that critical extra room. This is a remarkable shift in consumer preference from even a few short months ago, and one that, on balance, is positive for both our residential consumer and rental products, which are predominantly focused on single-family dwellings.
Our Residential Lending team entered the second half of the year primed for a relaunch with an idle period in the jumbo mortgage space slowly coming to an end. Since March, most lenders had significantly tightened their underwriting guidelines for newly originated loans due to the prospect of a severe recession and lack of Fed support to the non-agency sector. Additionally, constraints on the bandwidth of loan officers, who have remained largely focused on high margin refinance loans to agency-eligible borrowers, has weighed on jumbo origination activity. Based on our recent engagement with loan sellers and the gradual narrowing of the spread between agency and jumbo mortgage rates, we’ve begun to see a pickup in lock activity and expect this to grow meaningfully as we head into the fall. Even with this narrowing, we continue to see substantial relative value in non-agency whole loans, a sentiment shared by our loan-buying counterparties, both current and prospective. Our near-term focus continues to be on recasting our programs and guidelines with loan sellers to reflect the economic environment in preparation for increased activity. Though our team’s efforts may not yet be reflected in our results, tremendous progress has been made and we’re excited about the resurgence underway.
To reach this point, we completed the difficult work of managing through our “pre-COVID” loan inventory, culminating with the sale of substantially all of those loans and the repayment of our associated secured debt facilities. As part of this process, our residential team completed our Sequoia “MC1” securitization in late June, a transaction that brought the sale of these loans to a close. The deal priced better than we expected and allowed us to safely begin locking new loans in July.
As we move forward, our Residential team is focused on a few key strategic priorities. First, is to reaffirm our commitment to technology by upgrading our loan systems and transition toward the more automated underwriting and approval processes our sellers experience for conventional loans. Second, is to broaden our methods of loan distribution to complement traditional whole-loan sales and securitization – a key initiative as we closely manage our loan inventory levels going forward. Third, is to enhance our value-add to our loan sellers by continuing to refine how - and how quickly - we can purchase loans in a safe and sound manner. Thanks to our deep and valuable banking relationships, we have substantial warehouse capacity to fund new loans and now have access to non-marginable facilities that will help us manage our inventory going forward.
Transitioning to our Business Purpose Lending segment, the recovery was very much underway at the end of the second quarter, and we have much to be excited about going forward. Our BPL team originated $234 million of loans in the second quarter, the majority in late May and June when we re-entered the market in earnest after securitizing a significant portion of the pre-COVID single-family rental loans on our balance sheet. Our origination footprint has remained largely consistent for SFR loans, and our bridge origination strategy has sharpened its focus on sponsors whose strategy is to ultimately hold and stabilize all or most of their portfolios. In addition to their institutional caliber, these sponsors often become accretive repeat customers for both SFR loans and fresh bridge financing to support new investments. Across our BPL products, we are commanding improved lending terms in both structure and coupon. As funding markets improve, we expect more competition to re-enter the space; however, we believe our operational advantage remains durable.
Our BPL business continued to make great progress in diversifying its outlets to distribute risk in the second quarter and through July. We completed two non-recourse financing arrangements for over 85% of our pre-COVID bridge portfolio, essentially match-funding a portfolio that has thus far displayed solid performance through the pandemic (as noted above, these arrangements did not come with equity-linked options for the lenders). Investment demand remains very robust for our SFR and bridge loans, including significant inquiry for both loan purchases and opportunities to co-invest or provide private financing. We expect these options to become a reliable complement to traditional securitization. The attractive risk-adjusted returns in the space have kept BPL assets in strong demand and we continue to receive strong indications from investors in our SFR securitizations.
As we take stock of the year so far and look towards the fall, we are reminded that we are living in truly historic times. We face a pandemic that has created global economic disruption, trade and technology wars are looming, the fight against racism and social injustice is hitting an inflection point at a global scale, and the U.S. presidential election is a mere three months away. This presents an opportunity for all of us to examine our values, reset priorities and pause while we rethink how we want our world to function. As the times evolve, our corporate mission remains the same - to help make quality housing accessible to all Americans, whether rented or owned.

Second Quarter Overview
The following table presents key financial metrics for the three and six months ended June 30, 2020.
Table 1 – Key Financial Metrics

	Three Months Ended	Six Months Ended
(In Thousands, except per Share Data)	June 30, 2020	June 30, 2020
Net income (loss) per diluted common share	$1.00	$(6.82)
Book value per share	$8.15	$8.15
REIT taxable loss per share	$(0.50)	$(0.17)
Dividends per share	$0.125	$0.445
•Our second quarter 2020 results benefited from a rebound in asset prices, as the COVID-19 induced spread widening we experienced in the first quarter partially reversed, benefiting our investment portfolio. As a result of the substantial work we completed repositioning our secured debt, we were able to maintain strategic assets in our portfolio and recover a meaningful portion of the unrealized losses recorded in the first quarter of 2020.
•Our book value per share increased $1.83 per share to $8.15 per share during the second quarter of 2020, resulting primarily from positive investment fair value changes as well as from gains on extinguishment of our convertible debt. During the second quarter, we recognized positive fair value changes of $1.78 per share on our investment assets, primarily driven by spread-tightening across our portfolios. While not uniform in magnitude, asset valuations were materially higher and still possess significant upside to the extent the economy continues to recover. Additionally, during the second quarter of 2020, we repurchased $125 million of convertible debt, resulting in net gains of $25 million and a $0.22 per share benefit to book value.
•During the second quarter of 2020, we made significant progress repositioning our secured recourse debt structure including reducing our recourse debt from $4.6 billion at March 31, 2020 to $1.8 billion at June 30, 2020, and reducing our marginable debt from $3.5 billion at March 31, 2020 to $375 million at June 30, 2020. While our new non-marginable and non-recourse financing facilities have reduced our contingent liquidity risks, they generally have higher interest costs, which will marginally impact our net interest income in coming quarters. Additional details on these new financing agreements are provided in the "Liquidity and Capital Resources" section that follows in this MD&A.
•During the second quarter of 2020, we completed the sale of nearly all of our residential loans previously held for investment and financed at our Federal Home Loan Bank of Chicago facility (our "FHLBC Facility") and repaid all but $1 million of borrowings under this facility. Additionally, during the second quarter, we completed the sale of nearly all of our loan inventory held at the end of the first quarter of 2020. These sales benefited our cash position, recourse leverage and marginable debt ratios, but reduced net interest income in the second quarter.
•We reset operations in our mortgage banking businesses during the second quarter of 2020, increasing the pace of residential loan locks and business purpose loan originations in the second half of the second quarter. Our business purpose lending platform originated $234 million of business purpose mortgage loans in the second quarter, including $176 million of single-family rental loans and $58 million of residential bridge loans.
•During the second quarter of 2020, we sold $29 million of securities from our residential lending investment portfolio, $53 million of third-party residential investments (including $35 million of recently issued subordinate securities), and $19 million of Agency CRT securities.
•Our unrestricted cash position increased to $529 million at the end of the second quarter of 2020, after repurchasing $125 million of our convertible debt at a discount, and without issuing any equity or equity-linked securities.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2020 and 2019. Most tables include a "change" column that shows the amount by which the results from 2020 are greater or less than the results from the respective period in 2019. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the second quarter of 2020, compared to the second quarter of 2019, and increases or decreases in the "six-month periods" refer to the change in results for the first six months of 2020, compared to the first six months of 2019.
Consolidated Results of Operations
The following table presents the components of our net income for the three and six months ended June 30, 2020 and 2019.
Table 2 – Net Income (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, except per Share Data)	2020	2019	Change	2020	2019	Change
Net Interest Income	$27,280	$32,322	$(5,042)	$78,690	$64,087	$14,603
Non-interest Income
Mortgage banking activities, net	(5,772)	19,160	(24,932)	(34,183)	31,469	(65,652)
Investment fair value changes, net	152,228	3,138	149,090	(718,604)	23,297	(741,901)
Other income	955	4,859	(3,904)	3,392	9,484	(6,092)
Realized gains, net	25,965	2,827	23,138	29,817	13,513	16,304
Total non-interest income (loss), net	173,376	29,984	143,392	(719,578)	77,763	(797,341)
General and administrative expenses	(30,092)	(26,255)	(3,837)	(62,760)	(49,414)	(13,346)
Other expenses	(5,083)	(2,452)	(2,631)	(96,498)	(3,490)	(93,008)
Net income (loss) before income taxes	165,481	33,599	131,882	(800,146)	88,946	(889,092)
(Provision for) benefit from income taxes	(37)	(2,333)	2,296	22,192	(3,216)	25,408
Net Income (Loss)	$165,444	$31,266	$134,178	$(777,954)	$85,730	$(863,684)
Diluted earnings (loss) per common share	$1.00	$0.30	$0.70	$(6.82)	$0.78	$(7.60)
Net Interest Income
The decrease in net interest income during the three-month periods was primarily due to lower net interest income from residential loans, as we completed the sale of nearly all of our loans previously held-for-investment at the FHLBC, and our loan inventory held at the end of the first quarter of 2020.As a result of these sales, we expect our net interest income to decrease further in the third quarter of 2020 and remain lower until we begin to re-deploy our available capital into interest earning investments and increase our inventory of loans held for sale in our mortgage banking businesses. Additionally, during the second quarter of 2020 we entered into several new financing agreements, which in general carry higher interest costs associated with non-marginable and non-recourse features.
The increase in net interest income during the six-month periods was primarily due to a higher average balance of invested capital during the first six months of 2020, as compared to the first six months of 2019.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
The decrease in income from mortgage banking activities during the three- and six-month periods was predominantly due to a decrease in loan acquisition and origination volumes at our mortgage banking businesses during the second quarter of 2020, as well as lower margins, in both cases due to pandemic-related market disruptions. While we began to see volumes grow later in the second quarter, in the near-term we expect volumes and margins to continue to be below levels we experienced pre-pandemic.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.

Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and, prior to the second quarter of 2020, interest rate hedges associated with these investments. During the three months ended June 30, 2020, investment fair value changes increased significantly, as the fair value of our investment assets recovered nearly one-third of the unrealized losses recognized in the first quarter of 2020. During the six months ended June 30, 2020, the negative investment fair value changes reflected significant declines in the value of our investments in the first quarter of 2020 resulting from market dislocations caused by the pandemic. Additional detail on our investment fair value changes is included in the “Results of Operations by Segment” section that follows.
Other Income
The decrease in other income for the three- and six-month periods was primarily the result of losses on our MSR investments, which were driven primarily by increased prepayment speeds, resulting from recent declines in interest rates. Additionally, we recorded a $2 million gain associated with the re-measurement of our initial minority investment and purchase option in 5 Arches during the six months ended June 30, 2019.
Realized Gains, Net
During the three and six months ended June 30, 2020, we realized gains of $26 million and $30 million, respectively, primarily resulting from a $25 million gain from the repurchase of $125 million of convertible debt during the second quarter of 2020. During the three and six months ended June 30, 2019, we realized gains of $3 million and $14 million, respectively, primarily from the sale of $25 million and $67 million of AFS securities, respectively, and the call of a seasoned Sequoia securitization. Of note, all of the gains from extinguishment of debt were excluded from our diluted earnings per share for the three months ended June 30, 2020, in accordance with GAAP. See Note 17 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on this calculation.
General and Administrative Expenses
The increase in general and administrative expenses for the three- and six-month periods primarily resulted from $4 million and $16 million of additional expenses, respectively, from the consolidation of 5 Arches and CoreVest operations during 2019 after their respective acquisitions. The increase for the six-month periods was partially offset by a $5 million decrease in our variable compensation expense, which was impacted by our year-to-date performance in 2020. Additionally, in April 2020, we implemented a workforce reduction that reduced headcount by approximately 35% and fixed compensation costs by approximately 25%.
Other Expenses
The increase in other expenses for the three-month periods was primarily due to higher amortization expense from intangible assets and contingent consideration we recorded in association with the acquisitions of 5 Arches and CoreVest in 2019. The increase in other expenses for the six-month periods was primarily due to $89 million of goodwill impairment expense at our Business Purpose Lending segment recorded in the first quarter of 2020.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. For the three- and six-month periods, the decrease in provision for income taxes and the change to a benefit from income taxes from a provision for income taxes in the prior year, respectively, were primarily the result of GAAP losses at our TRS in 2020. The benefit from income taxes in 2020 was partially offset by a valuation allowance being recorded against our federal net ordinary deferred tax assets. For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following table presents the components of net interest income for the three and six months ended June 30, 2020 and 2019.
Table 3 – Net Interest Income

	Three Months Ended June 30,
	2020			2019
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$8,537	$771,003	4.4%	$10,015	$898,054	4.5%
Residential loans - HFI at Redwood (2)	—	—	—%	24,090	2,399,670	4.0%
Residential loans - HFI at Legacy Sequoia (2)	2,685	305,160	3.5%	4,773	468,062	4.1%
Residential loans - HFI at Sequoia Choice (2)	22,565	1,826,727	4.9%	26,814	2,218,425	4.8%
Residential loans - HFI at Freddie Mac SLST (2)	21,187	2,115,716	4.0%	11,596	1,221,346	3.8%
Business purpose residential loans	20,441	1,181,644	6.9%	3,996	207,280	7.7%
Single-family rental loans - HFI at CAFL	32,978	2,379,689	5.5%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	4,870	470,896	4.1%	35,917	3,644,683	3.9%
Trading securities	6,587	127,506	20.7%	19,548	1,235,965	6.3%
Available-for-sale securities	3,440	128,486	10.7%	5,469	181,253	12.1%
Other interest income	6,656	848,105	3.1%	6,324	555,514	4.6%
Total interest income	129,946	10,154,932	5.1%	148,542	13,030,252	4.6%
Interest Expense
Short-term debt facilities	(15,110)	1,295,973	(4.7)%	(17,740)	1,856,466	(3.8)%
Short-term debt - servicer advance financing	(1,797)	231,312	(3.1)%	(3,401)	238,669	(5.7)%
Short-term debt - convertible notes, net	—	—	—%	(3,134)	200,132	(6.3)%
ABS issued - Legacy Sequoia (2)	(1,518)	300,773	(2.0)%	(3,981)	459,305	(3.5)%
ABS issued - Sequoia Choice (2)	(19,117)	1,673,361	(4.6)%	(23,134)	2,002,552	(4.6)%
ABS issued - Freddie Mac SLST (2)	(15,845)	1,801,798	(3.5)%	(8,557)	984,150	(3.5)%
ABS issued - Freddie Mac K-Series	(4,378)	447,886	(3.9)%	(34,441)	3,442,411	(4.0)%
ABS issued - CAFL	(24,446)	2,213,900	(4.4)%	—	—	—%
Long-term debt - FHLBC	(1,635)	381,465	(1.7)%	(13,235)	1,999,999	(2.6)%
Long-term debt - other	(18,820)	1,297,504	(5.8)%	(8,597)	573,003	(6.0)%
Total interest expense	(102,666)	9,643,972	(4.3)%	(116,220)	11,756,687	(4.0)%
Net Interest Income	$27,280			$32,322

	Six Months Ended June 30,
	2020			2019
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$16,787	$875,767	3.8%	$19,473	$842,673	4.6%
Residential loans - HFI at Redwood (2)	20,925	993,623	4.2%	48,281	2,390,215	4.0%
Residential loans - HFI at Legacy Sequoia (2)	5,878	348,885	3.4%	9,623	481,633	4.0%
Residential loans - HFI at Sequoia Choice (2)	47,647	1,981,097	4.8%	52,470	2,180,091	4.8%
Residential loans - HFI at Freddie Mac SLST (2)	43,173	2,229,068	3.9%	23,391	1,218,153	3.8%
Business purpose residential loans	43,085	1,325,798	6.5%	6,785	180,042	7.5%
Single-family rental loans - HFI at CAFL	62,988	2,283,812	5.5%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	45,042	2,328,527	3.9%	57,305	2,897,936	4.0%
Trading securities	20,249	434,852	9.3%	38,261	1,198,531	6.4%
Available-for-sale securities	8,087	141,279	11.4%	11,206	197,684	11.3%
Other interest income	14,166	715,416	4.0%	12,788	567,669	4.5%
Total interest income	328,027	13,658,124	4.8%	279,583	12,154,627	4.6%
Interest Expense
Short-term debt facilities	(36,600)	1,973,427	(3.7)%	(33,214)	1,732,720	(3.8)%
Short-term debt - servicer advance financing	(3,374)	189,726	(3.6)%	(7,014)	252,550	(5.6)%
Short-term debt - convertible notes, net	—	—	—%	(6,265)	199,978	(6.3)%
ABS issued - Legacy Sequoia (2)	(4,040)	343,997	(2.3)%	(8,097)	473,458	(3.4)%
ABS issued - Sequoia Choice (2)	(40,627)	1,782,702	(4.6)%	(45,247)	1,984,241	(4.6)%
ABS issued - Freddie Mac SLST (2)	(32,022)	1,845,307	(3.5)%	(17,304)	984,455	(3.5)%
ABS issued - Freddie Mac K-Series	(42,728)	2,195,469	(3.9)%	(54,760)	2,733,499	(4.0)%
ABS issued - CAFL	(46,385)	2,115,019	(4.4)%	—	—	—%
Long-term debt - FHLBC	(10,410)	1,184,002	(1.8)%	(26,418)	1,999,999	(2.6)%
Long-term debt - other	(33,151)	1,150,774	(5.8)%	(17,177)	572,750	(6.0)%
Total interest expense	(249,337)	12,780,423	(3.9)%	(215,496)	10,933,650	(3.9)%
Net Interest Income	$78,690			$64,087
(1)Average balances for residential loans held-for-sale, residential loans held-for-investment, business purpose residential loans, multifamily loans held-for-investment, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost, except for ABS issued, which is based upon fair value.
(2)Interest income from residential loans held-for-investment ("HFI") at Redwood exclude loans HFI at consolidated Sequoia or Freddie Mac SLST entities. Interest income from residential loans - HFI at Legacy Sequoia and the interest expense from ABS issued - Legacy Sequoia represent activity from our consolidated Legacy Sequoia entities. Interest income from residential loans - HFI at Sequoia Choice and the interest expense from ABS issued - Sequoia Choice represent activity from our consolidated Sequoia Choice entities. Interest income from residential loans - HFI at Freddie Mac SLST and the interest expense from ABS issued - Freddie Mac SLST represent activity from our consolidated Freddie Mac SLST entities.

The following table presents net interest income by segment for the three and six months ended June 30, 2020 and 2019.
Table 4 – Net Interest Income by Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2020	2019	Change	2020	2019	Change
Net Interest Income by Segment
Residential Lending	$6,484	$18,290	$(11,806)	$25,713	$37,453	$(11,740)
Business Purpose Lending	14,905	1,893	13,012	32,975	3,291	29,684
Third-Party Investments	8,942	11,344	(2,402)	22,381	21,810	571
Corporate/Other	(3,051)	795	(3,846)	(2,379)	1,533	(3,912)
Net Interest Income	$27,280	$32,322	$(5,042)	$78,690	$64,087	$14,603
The Corporate/Other line item in the table above includes net interest income from consolidated Legacy Sequoia entities, and for the three months ended June 30, 2020, also includes $4 million of interest expense on our convertible debt. While our convertible debt expense is generally allocated to our segments, given the large balance of undeployed capital (cash) held at a corporate level during the second quarter of 2020, a portion of the convertible debt expense was allocated against this capital.
Results of Operations by Segment
We report on our business using three distinct segments: Residential Lending, Business Purpose Lending, and Third-Party Investments. Beginning in the second quarter of 2020, we combined what was previously our Multifamily Investments segment and Third-Party Residential Investments segment into a new segment called Third-Party Investments. Prior periods have been conformed to the current presentation. For additional information on our segments, refer to Note 23 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following table presents the segment contribution from our segments for the three and six months ended June 30, 2020 and 2019.
Table 5 – Segment Results Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2020	2019	Change	2020	2019	Change
Segment Contribution from:
Residential Lending	$33,447	$23,045	$10,402	$(166,043)	$49,997	$(216,040)
Business Purpose Lending	46,277	(915)	47,192	(182,156)	(1,075)	(181,081)
Third-Party Investments	77,013	21,247	55,766	(427,398)	58,451	(485,849)
Corporate/Other	8,707	(12,111)	20,818	(2,357)	(21,643)	19,286
Net Income (Loss)	$165,444	$31,266	$134,178	$(777,954)	$85,730	$(863,684)
The following sections provide a discussion of the results of operations at each of our three business segments for the three and six months ended June 30, 2020.
The increase in net income from Corporate/Other for the three- and six-month periods was primarily due to a $25 million gain associated with the repurchase of $125 million of convertible debt in the second quarter of 2020.

Residential Lending Segment
Overview
Our Residential Lending segment generated $33 million of net income during the second quarter of 2020, driven primarily by $35 million of positive investment fair value changes. Mortgage banking income was negative for the second quarter of 2020 as we incurred incremental costs associated with the sale of our remaining loan inventory from the end of the first quarter and loan lock volumes were substantially reduced. During the second quarter, we resumed locking loans through our conduit operations, and purchased $56 million of loans during the quarter.
Our Residential Lending segment incurred a $199 million net loss during the first quarter of 2020, driven primarily by $197 million of negative investment fair value changes triggered by the pandemic and a $19 million net loss from mortgage banking operations, which was driven by decreased profitability on securitizations that settled later in the first quarter and from lower marks on loan inventory held at quarter-end, resulting from pandemic-related market dislocations.
While our loan acquisition volumes began to ramp back up later in the second quarter, in the near-term we expect volumes and profitability at our residential mortgage banking businesses to continue to be impacted by the pandemic and remain below pre-pandemic levels. We are also exposed to the potential impact of pandemic-related payment delinquencies and forbearances with respect to loans securitized in Sequoia transactions, and loans we have sold where we maintain certain repurchase obligations tied to near-term delinquencies.
Investment Portfolio
The following table presents details of our Residential Lending investment portfolio at June 30, 2020 and December 31, 2019.
Table 6 – Residential Lending Investments

(In Thousands)	June 30, 2020	December 31, 2019
Residential loans at Redwood (1)	$—	$2,111,897
Residential securities at Redwood	142,713	229,074
Residential securities at consolidated Sequoia Choice entities (2)	202,611	254,265
Other investments	19,661	42,224
Total Segment Investments	$364,985	$2,637,460
(1)Excludes Sequoia Choice loans held at VIEs that we consolidate for GAAP purposes.
(2)Represents our retained economic investment in the consolidated Sequoia Choice securitization VIEs. For GAAP purposes, we consolidated $2.06 billion of loans and $1.86 billion of ABS issued associated with these investments at June 30, 2020.
As a result of the economic and financial market impacts of the pandemic, the terms of our FHLBC facility evolved and in March we began entering into transactions to sell several pools of residential whole loans financed through this facility with the objective to pay down our FHLBC borrowings. During the second quarter of 2020, we completed the sale of nearly all of our residential loans previously financed at the FHLBC, and repaid all but $1 million of borrowings under this facility. We do not expect to increase borrowings under our FHLBC facility above the existing $1 million of borrowings outstanding.
During the second quarter of 2020, we sold $29 million of securities from our residential lending investment portfolio and retained $20 million of investment securities from a $271 million Sequoia securitization we completed during the quarter. During the first quarter of 2020, we sold $83 million of securities from our residential lending investment portfolio.
See the "Investments" section that follows for additional details on investments at this segment and their associated borrowings.

The following table presents the components of investment fair value changes for our Residential Lending segment by investment type for the three and six months ended June 30, 2020.
Table 7 – Investment Fair Value Changes, Net from Residential Lending

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2020	June 30, 2020
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$104	$(93,532)
Trading securities	(2,229)	(45,488)
Net investments in Sequoia Choice entities (1)	39,753	(29,916)
Risk-sharing and other investments	(2,543)	(3,078)
Risk management derivatives, net	—	10,735
Impairments on AFS securities	—	(271)
Investment Fair Value Changes, Net	$35,085	$(161,550)
(1)Includes changes in fair value for loan purchase and forward sale commitments.
Liquidity began to return to the residential securities markets during the second quarter of 2020, helping spreads to tighten on many of our investments, which resulted in positive fair value changes for the quarter, recovering a portion of the negative fair value changes incurred during the first quarter of 2020 due to the pandemic.
Mortgage Banking
The following table provides the activity of residential loans held in inventory for sale at our mortgage banking business during the three and six months ended June 30, 2020.
Table 8 – Loan Inventory for Residential Mortgage Banking Operations — Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2020	June 30, 2020
Balance at beginning of period	$894,154	$536,385
Acquisitions	55,744	2,751,594
Sales	(710,920)	(3,440,081)
Transfers between portfolios (1)	(158,918)	263,172
Principal repayments	(59,553)	(77,990)
Changes in fair value, net	(274)	(12,847)
Balance at End of Period	$20,233	$20,233
(1)Represents the net transfers of loans from held-for-investment to held-for-sale within our Residential Lending investment portfolio.
During the three months ended June 30, 2020, our residential mortgage loan conduit purchased $56 million of predominately prime residential jumbo loans, and sold $711 million of jumbo loans to third parties. During the second quarter of 2020, we transferred $271 million of jumbo loans to a Sequoia Choice securitization, of which $163 million were transferred from our inventory of residential loans held-for-sale. Additionally, at June 30, 2020, we had identified $57 million of loans for purchase, nearly all of which are scheduled to be delivered into forward sale agreements. This activity, along with $2 million of repurchase reserve accrual expense and $5 million of expenses associated with resolving residential loan seller demands, resulted in a loss from mortgage banking activities of $8 million for the second quarter of 2020.
During the first quarter of 2020, our residential mortgage loan conduit purchased $2.70 billion of predominately prime residential jumbo loans, securitized $1.62 billion of jumbo Select loans that were accounted for as sales, and sold $1.11 billion of jumbo loans to third parties. This activity resulted in a loss from mortgage banking activities of $23 million for the first quarter of 2020.

We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. During the second quarter of 2020, we completed a non-marginable warehouse facility that we are utilizing to finance existing loan inventory, under which we had $14 million of borrowings outstanding at June 30, 2020. Going forward, we expect to finance our residential mortgage banking loan inventory substantially with non-marginable debt.
Business Purpose Lending Segment
Overview
Our Business Purpose Lending segment generated $46 million of net income during the second quarter of 2020, driven primarily by $40 million of positive investment fair value changes and $14 million of net interest income from investments. Business purpose mortgage banking activities improved from the first quarter of 2020, as origination volumes began to pick up in late May and securitization pricing in the market improved into quarter end.
During the first quarter of 2020, our Business Purpose Lending segment incurred a $228 million net loss, driven primarily by $142 million of negative investment fair value changes and a $12 million net loss from mortgage banking operations, exclusive of an $89 million charge related to the full impairment of this segment's goodwill. The declines in investment fair values were triggered by the pandemic. Mortgage banking income decreased due to decreased profitability on a securitization that settled later in the first quarter and from lower marks on loan inventory held at quarter-end, resulting from the pandemic-related market dislocation.
While our loan origination volumes began to ramp back up later in the second quarter, in the near-term we expect loan origination volumes and profitability at our business purpose mortgage banking businesses to continue to be impacted by the pandemic and remain below pre-pandemic levels.
Investment Portfolio
The following table presents details of our Business Purpose Lending investment portfolio at June 30, 2020 and December 31, 2019.
Table 9 – Business Purpose Lending Investments

(In Thousands)	June 30, 2020	December 31, 2019
Single-family rental loans at Redwood (1)	$—	$237,620
Residential bridge loans at Redwood	787,367	745,006
Single-family rental securities at consolidated CAFL entities (2)	203,230	191,301
Other investments	26,202	21,002
Total Segment Investments	$1,016,799	$1,194,929
(1)Excludes loans held at VIEs that we consolidate for GAAP purposes.
(2)Represents our economic investment in securities issued by consolidated CAFL securitization VIEs. For GAAP purposes, we consolidated $2.62 billion of loans and $2.42 billion of ABS issued associated with these investments at June 30, 2020.
During the second quarter of 2020, we funded $54 million of business purpose bridge loans and received principal payments of $86 million of such loans. In addition, we retained $20 million of securities from a $221 million single-family rental loan securitization we completed during the second quarter.
During the first quarter of 2020, we funded $206 million of business purpose bridge loans and received principal payments of $114 million of such loans. In addition, we retained $42 million of securities from a single-family rental loan securitization we completed during the first quarter. During the first quarter of 2020, we reclassified our single-family rental loans financed at the FHLBC to held-for-sale and consider them as part of our mortgage banking loan inventory as we plan to securitize these loans.
See the "Investments" sections that follow for additional details on investments at this segment and their associated borrowings.

The following table presents the components of investment fair value changes for our Business Purpose Lending segment by investment type for the three and six months ended June 30, 2020.
Table 10 – Investment Fair Value Changes, Net from Business Purpose Lending

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2020	June 30, 2020
Investment Fair Value Changes, Net
Changes in fair value of:
Single-family rental loans held-for-investment	$2,222	$(20,806)
Residential bridge loans held-for-investment	21,774	(16,828)
REO	(265)	(763)
Net investments in CAFL entities (1)	17,125	(50,721)
Other	(455)	(1,011)
Risk management derivatives, net	—	(11,600)
Investment Fair Value Changes, Net	$40,401	$(101,729)
(1)Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.
During the second quarter of 2020, we saw liquidity begin to return to the markets for business purpose loans and securities, which caused spreads to tighten on most of our investments, and resulted in positive fair value changes for the quarter, recovering a portion of the negative fair value changes incurred during the first quarter of 2020 due to the pandemic.
Mortgage Banking
The following table provides the business purpose residential loans origination activity at Redwood during the three and six months ended June 30, 2020.
Table 11 – Business Purpose Residential Loans — Origination Activity

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(In Thousands)	Single-Family Rental	Residential Bridge(1)	Total	Single-Family Rental	Residential Bridge(1)	Total
Fair value at beginning of period	$163,290	$—	$163,290	$331,565	$—	$331,565
Originations	176,063	58,468	234,531	436,192	285,836	722,028
Sales	—	(1,558)	(1,558)	(26,148)	(22,293)	(48,441)
Transfers between portfolios (2)	32,835	(53,633)	(20,798)	(383,614)	(260,102)	(643,716)
Principal repayments	(915)	—	(915)	(2,270)	—	(2,270)
Changes in fair value, net	8,522	(3,277)	5,245	24,070	(3,441)	20,629
Fair Value at End of Period	$379,795	$—	$379,795	$379,795	$—	$379,795
(1)Our residential bridge loans are generally originated at our TRS and the majority are transferred to our REIT and a smaller portion sold. Origination fees and any mark-to-market changes on these loans prior to transfer are recognized as mortgage banking income. The loans held at our REIT are classified as held-for-investment, with subsequent fair value changes recorded through Investment fair value changes, net on our consolidated statements of income (loss). For the carrying value and activity of our residential bridge loans held-for-investment, see the Investments section that follows.
(2)For single-family rental loans, amounts represent transfers of loans from held-for-sale to held-for-investment, including when loans are securitized (and consolidated for GAAP purposes) or transferred from our TRS to our REIT with the intent to hold for long-term investment. For residential bridge loans, represents the transfer of loans from our TRS to REIT as described in preceding footnote.

During the three months ended June 30, 2020, we funded $176 million of single-family rental loans, all of which were retained in our mortgage banking portfolio and classified as held-for-sale. During the three months ended June 30, 2020, we funded $58 million of residential bridge loans, of which $2 million were sold to a third party and the remaining loans were transferred to our BPL investment portfolio. Additionally, we completed a $221 million single-family rental loan securitization, consisting of loans we held at the end of the first quarter of 2020.
During the three months ended March 31, 2020, we funded $260 million of single-family rental loans and $227 million of residential bridge loans, of which $21 million of bridge loans were sold to a third party and the remaining bridge loans were transferred to our BPL investment portfolio. Additionally, during the first quarter, we completed a $378 million single-family rental loan securitization in early March.
We utilize a combination of capital and loan warehouse facilities to manage our inventory of single-family rental loans that we hold for sale. During the second quarter, we completed a non-marginable, recourse facility that will provide financing on new bridge loans and our single-family rental loan production. Going forward, we expect to finance our business purpose mortgage banking loan inventory substantially with non-marginable debt.
Third-Party Investments Segment
Overview
As a result of asset sales driven by the impact of the pandemic, the composition of our portfolio evolved during the last several months and we combined our previously reported Multifamily Investments segment with our Third-Party Residential Investments segment into a new segment called Third-Party Investments.
Our Third-Party Investments segment generated $77 million of net income during the second quarter of 2020, driven primarily by $77 million of positive investment fair value changes and $9 million of net interest income. During the first quarter of 2020, our Third-Party Investments segment incurred a net loss of $504 million, driven primarily by $532 million of negative investment fair value changes. The declines in investment fair values were triggered by the pandemic.
Investment Portfolio
The following table presents details of the investments in our Third-Party Investments segment at June 30, 2020 and December 31, 2019.
Table 12 – Third-Party Investments

(In Thousands)	June 30, 2020	December 31, 2019
Residential securities at Redwood	$146,562	$466,672
Residential securities at consolidated Freddie Mac SLST entities (1)	334,043	448,893
Multifamily securities at Redwood	27,161	404,128
Multifamily securities at consolidated Freddie Mac K-Series entities (2)	24,384	252,285
Other investments	383,246	294,904
Total Segment Investments	$915,396	$1,866,882
(1)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $2.15 billion of loans and $1.81 billion of ABS issued associated with these investments at June 30, 2020.
(2)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $489 million of loans and $465 million of ABS issued associated with these investments at June 30, 2020.
During the second quarter, we sold $53 million of third-party investments, including $35 million of recently issued subordinate securities and $19 million of CRT securities, and deployed $10 million into CRT securities.
See the "Investments" section that follows for additional details on these investments.

The following table presents the components of investment fair value changes for our Third-Party Investments segment by investment type for the three and six months ended June 30, 2020.
Table 13 – Investment Fair Value Changes, Net from Third-Party Investments

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2020	June 30, 2020
Investment Fair Value Changes, Net
Changes in fair value of:
Trading securities	$44,475	$(175,591)
Servicer advance investments	(136)	(6,198)
Excess MSRs	2,971	(6,523)
Shared home appreciation options	884	(6,670)
Net investments in Freddie Mac SLST entities (1)	26,867	(115,295)
Net investments in Freddie Mac K-Series entities (1)	1,599	(84,910)
Risk management derivatives, net	—	(58,158)
Other	258	(41)
Impairments on AFS securities	54	(1,200)
Investment Fair Value Changes, Net	$76,972	$(454,586)
(1)Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.
During the second quarter of 2020, we saw liquidity begin to return to the markets for residential and multifamily securities, which caused spreads to tighten on most of our investments, and resulted in positive fair value changes for the quarter, recovering a portion of the negative fair value changes incurred during the first quarter of 2020 due to the pandemic.
Investments
This section presents additional details on our investment assets and their activity during the three and six months ended June 30, 2020.
Residential Loans at Residential Lending Investment Portfolio
The following table provides the activity of residential loans at our Residential Lending investment portfolio during the three and six months ended June 30, 2020.
Table 14 – Residential Loans at Residential Lending Investment Portfolio - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2020	June 30, 2020
Fair value at beginning of period	$1,436,515	$2,111,897
Sales	(1,254,935)	(1,254,935)
Transfers between portfolios (1)	(111,522)	(533,612)
Principal repayments	(70,162)	(229,818)
Changes in fair value, net	104	(93,532)
Fair Value at End of Period	$—	$—
(1)Represents the net transfers of loans into or out of our investment portfolio and their reclassification between held-for-sale and held-for-investment.
During the second quarter of 2020, we completed the sale of nearly all of our residential loans previously held for investment and financed at our FHLBC facility, and repaid all but $1 million of borrowings under this facility. The remaining loans were reclassified as held-for-sale and included as part of our residential mortgage banking loan inventory. We do not expect to increase borrowings under our FHLBC facility above the existing $1 million of borrowings outstanding.

Single-Family Rental Loans at Business Purpose Lending Investment Portfolio
The following table provides the activity of single-family rental loans at our Business Purpose Lending investment portfolio during the three and six months ended June 30, 2020.
Table 15 –Single-Family Rental Loans at Business Purpose Lending Investment Portfolio - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2020	June 30, 2020
Fair value at beginning of period	$252,043	$237,620
Transfers between portfolios	(253,757)	(215,417)
Principal repayments	(508)	(1,397)
Changes in fair value, net	2,222	(20,806)
Fair Value at End of Period	$—	$—
During the second quarter, we transferred all of our single-family rental loans previously financed at the FHLBC and held for investment to newly established non-marginable warehouse facilities, repaid our associated FHLBC debt, and now classify these loans as held-for-sale as part of our business purpose mortgage banking loan inventory.
Residential Bridge Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of residential bridge loans held-for-investment at Redwood during the three and six months ended June 30, 2020.
Table 16 – Residential Bridge Loans Held-for-Investment at Redwood - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2020	June 30, 2020
Fair value at beginning of period	$799,744	$745,006
Transfers between portfolios (1)	53,633	259,966
Transfers to REO	(1,095)	(1,907)
Principal repayments	(85,699)	(199,595)
Changes in fair value, net	20,784	(16,103)
Fair Value at End of Period	$787,367	$787,367
(1)All of our residential bridge loans are originated at our TRS then transferred to our REIT. Origination fees and any mark-to-market changes on these loans prior to transfer are recognized as mortgage banking income. Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes recorded through Investment fair value changes, net on our consolidated statements of income (loss).
Our $787 million of residential bridge loans held-for-investment at June 30, 2020 were comprised of first-lien, fixed-rate, interest-only loans with a weighted average coupon of 7.96% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 720 and the weighted average LTV ratio of these loans was 69%. At June 30, 2020, of the 2,847 loans in this portfolio, 13 of these loans with an aggregate fair value of $30 million and an unpaid principal balance of $35 million were greater than 90 days delinquent, of which nine loans with an aggregate fair value of $28 million and an unpaid principal balance of $32 million were in foreclosure.
During the second quarter, we entered into a non-recourse facility to finance $442 million of our bridge loan investments, with $355 million of borrowings. Subsequent to the end of the second quarter, in July of 2020, we entered into an additional non-recourse facility for our bridge loan investments, financing $253 million of bridge loans with $189 million of non-recourse debt. Upon the completion of this transaction in July, over 85% of our bridge loan investments were financed with non-recourse debt. Additionally, during the second quarter of 2020, we entered into a new non-marginable warehouse facility we used to finance a portion of our bridge loans, and expect to amend our remaining facility to be non-marginable, such that all new bridge loans will be financed under non-marginable facilities in the future. While our new non-marginable and non-recourse financing facilities have reduced our contingent liquidity risks, they generally have higher interest costs, which will marginally impact our net interest income in coming quarters.

Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the three and six months ended June 30, 2020.
Table 17 – Real Estate Securities Activity by Collateral Type

Three Months Ended June 30, 2020	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$39,559	$53,781	$173,635	$26,487	$293,462
Acquisitions
Third-party securities	—	—	10,250	—	10,250
Sales
Sequoia securities	—	(27,429)	(1,412)	—	(28,841)
Third-party securities	—	(27,122)	(26,184)	—	(53,306)
Gains on sales and calls, net	—	3	780	—	783
Effect of principal payments (1)	—	(200)	(1,829)	—	(2,029)
Change in fair value, net	(6,699)	4,481	97,661	674	96,117
Ending Fair Value (2)	$32,860	$3,514	$252,901	$27,161	$316,436

Six Months Ended June 30, 2020	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$175,859	$151,797	$368,090	$404,128	$1,099,874
Acquisitions
Sequoia securities	43,363	—	3,198	—	46,561
Third-party securities	16,627	—	14,750	31,132	62,509
Sales
Sequoia securities	(33,375)	(31,334)	(6,394)	—	(71,103)
Third-party securities	(115,354)	(93,728)	(54,062)	(287,483)	(550,627)
Gains on sales and calls, net	3,357	400	2,482	(1,604)	4,635
Effect of principal payments (1)	(4,464)	(974)	(4,100)	(4,015)	(13,553)
Change in fair value, net	(53,153)	(22,647)	(71,063)	(114,997)	(261,860)
Ending Fair Value (2)	$32,860	$3,514	$252,901	$27,161	$316,436
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(2)At June 30, 2020, excludes $203 million and $203 million of securities retained from our consolidated Sequoia Choice and CAFL securitizations, respectively, as well as $334 million and $24 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively.
During the three months ended June 30, 2020, we sold $82 million of securities, and during the three months ended March 31, 2020, we sold $540 million of securities to reposition our portfolio and generate liquidity in response to the pandemic. At June 30, 2020, our securities consisted of fixed-rate assets (89%), adjustable-rate assets (8%), and hybrid assets that reset within the next year (3%).

We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our residential securities that were financed with repurchase debt at June 30, 2020.
Table 18 – Real Estate Securities Financed with Repurchase Debt

June 30, 2020	Real Estate Securities (1)	Margin Posted	Repurchase Debt	Allocated Capital	Weighted Average Price(2)	Financing Haircut(3)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Mezzanine (4)	$59,543	$—	$(42,265)	$17,278	$95	29%
Re-performing (5)	334,043	2,696	(241,749)	94,990	54	28%
Total Residential Securities	393,586	2,696	(284,014)	112,268	58	29%
Multifamily Securities (6)	48,826	—	(27,874)	20,952	64	43%
Total	$442,412	$2,696	$(311,888)	$133,220
(1)Amounts represent carrying value of securities, which are held at GAAP fair value.
(2)GAAP fair value per $100 of principal.
(3)Allocated capital divided by GAAP fair value.
(4)Includes $60 million of securities we owned that were issued by consolidated Sequoia Choice securitizations, which we consolidate in accordance with GAAP.
(5)Includes $334 million of securities we owned that were issued by consolidated Freddie Mac SLST securitizations, which we consolidate in accordance with GAAP.
(6)Includes $24 million of securities we owned that were issued by consolidated Freddie Mac K-Series securitizations, which we consolidate in accordance with GAAP.
At June 30, 2020, we had short-term debt incurred through repurchase facilities of $312 million, which was secured by $442 million of real estate securities (including securities owned in consolidated securitization entities). Our repo borrowings were made under facilities with four different counterparties, and the weighted average cost of funds for these facilities during the second quarter of 2020 was approximately 3.80% per annum.
Additionally, at June 30, 2020, real estate securities with a fair value of $333 million (including securities owned in consolidated Sequoia Choice and CAFL securitization entities), were financed with long-term, non-mark-to-market recourse debt through our subordinate securities financing facilities. The remaining $305 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.
The following table presents our real estate securities at June 30, 2020, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, mezzanine, and subordinate). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 19 – Real Estate Securities by Vintage and Type

June 30, 2020	Sequoia 2012-2020	Third Party 2013-2019	Agency CRT 2018-2020	Third Party <=2008	Total Residential Securities	Multifamily 2019-2020	Total Real Estate Securities
(In Thousands)
Senior (1)	$21,524	$11,333	$—	$3	$32,860	$—	$32,860
Mezzanine (2)	3,514	—	—	—	3,514	—	3,514
Subordinate (1)	117,676	90,558	38,528	6,139	252,901	27,161	280,062
Total Securities (3)	$142,714	$101,891	$38,528	$6,142	$289,275	$27,161	$316,436
(1)At June 30, 2020, senior Sequoia and third-party securities included $33 million of IO securities. At June 30, 2020, subordinate third-party securities included $10 million of IO securities. Our interest-only securities included $14 million of certificated mortgage servicing investments securities at June 30, 2020 that we retained from certain of our Sequoia securitizations. These securities represent certificated servicing strips and therefore may be negatively impacted by the operating and funding costs related to servicing the associated securitized mortgage loans.
(2)Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.
(3)At June 30, 2020, excluded $203 million, $334 million, $24 million, and $203 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, Freddie Mac K-Series, and CAFL securitizations, respectively. For GAAP purposes we consolidated $7.31 billion of residential loans and $6.56 billion of non-recourse ABS debt associated with these retained securities.

The following tables present the components of the interest income we earned on AFS securities for the three and six months ended June 30, 2020.
Table 20 – Interest Income — AFS Securities

Three Months Ended June 30, 2020					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Subordinate	$2,353	$1,087	$3,440	$128,486	7.33%	3.38%	10.71%
Total AFS Securities	$2,353	$1,087	$3,440	$128,486	7.33%	3.38%	10.71%

Six Months Ended June 30, 2020					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$221	$529	$750	$6,746	6.55%	15.68%	22.23%
Mezzanine	97	14	111	4,498	4.31%	0.62%	4.93%
Subordinate	4,928	2,298	7,226	130,035	7.58%	3.53%	11.11%
Total AFS Securities	$5,246	$2,841	$8,087	$141,279	7.43%	4.02%	11.45%
Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three and six months ended June 30, 2020 and 2019.
Table 21 – Taxable Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except per Share Data)	2020 est. (1)	2019 est. (1)	2020 est. (1)	2019 est. (1)
REIT taxable (loss) income	$(57,905)	$24,561	$(20,378)	$53,322
Taxable REIT subsidiary (loss) income	(19,496)	16,347	(66,985)	23,044
Total Taxable (Loss) Income	$(77,401)	$40,908	$(87,363)	$76,366

REIT taxable (loss) income per share	$(0.50)	$0.25	$(0.17)	$0.55
Total taxable (loss) income per share	$(0.67)	$0.42	$(0.75)	$0.79

Distributions to shareholders	$14,366	$29,306	$51,107	$58,304
Distributions to shareholders per share	$0.125	$0.30	$0.445	$0.60
(1)Our tax results for the three and six months ended June 30, 2020 and 2019 are estimates until we file tax returns for these years.

The REIT taxable loss generated for the three months ended June 30, 2020 was due to a deduction for closed hedges related to our FHLB debt.

Under normal circumstances, our minimum REIT dividend requirement would be 90% of our annual REIT taxable income. However, we currently maintain a $28 million federal net operating loss carry forward (NOL) at the REIT that affords us the option of retaining REIT taxable income up to the NOL amount, tax free, rather than distributing it as dividends. Federal income tax rules require the dividends paid deduction to be applied to reduce REIT taxable income before the applicability of NOLs is considered; therefore, REIT taxable income must exceed our dividend distribution for us to utilize a portion of our NOL and any remaining amount will carry forward into future years. If annual REIT taxable income, exclusive of the dividends paid deduction, is a taxable loss, the NOL carryforward will be increased by the taxable loss.
Our dividend characterization for 2020 will be determined based on our full-year taxable income and dividend distributions. We currently expect only a small portion of the distributions to shareholders in 2020 will be taxable as dividend income and the remainder will be a return of capital, which is generally nontaxable. Under the federal income tax rules applicable to REITs, none of our 2020 dividend distributions are currently expected to be characterized as long-term capital gains.
Tax Provision under GAAP
For the three and six months ended June 30, 2020, we recorded a tax provision of $37 thousand and a tax benefit of $22 million, respectively. For the three and six months ended June 30, 2019, we recorded tax provisions of $2 million and $3 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The switch to a benefit from income taxes from provision for income taxes year-over-year was primarily the result of  GAAP losses being recorded at our TRS in 2020 versus TRS GAAP income in 2019. The benefit from income taxes this period was partially offset by a valuation allowance being recorded against our federal net ordinary deferred tax assets. Our TRS effective tax rate in 2020 is expected to be significantly less than the federal statutory corporate tax rate, due to the valuation allowance and other permanent GAAP to tax differences. The income or loss generated at our TRS will not directly affect the tax characterization of our 2020 dividends.
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
At June 30, 2020, our total capital was $1.59 billion and included $0.94 billion of equity capital and $0.65 billion of convertible notes and long-term debt on our consolidated balance sheet, including $199 million of convertible debt due in 2023, $150 million of convertible debt due in 2024, $172 million of exchangeable debt due in 2025, and $140 million of trust-preferred securities due in 2037.
As of June 30, 2020, our unrestricted cash was $529 million. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term investments or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company.
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
Cash Flows and Liquidity for the Six Months Ended June 30, 2020
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of and securities acquisitions and sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
During the first six months of 2020, in response to the pandemic, we sold a significant amount of investments and repaid a significant amount of debt, which allowed us to reposition and de-lever our balance sheet and generate additional liquidity. Additionally, we entered into several new financing agreements that are non-marginable and in one case non-recourse, and have longer dated maturities than agreements they replaced that were marginable and recourse to us. While the asset sales and pay-down of debt, along with these new financing agreements, strengthened our liquidity and capital position by removing sources of contingent liquidity risk (from potential margin calls), they have also reduced our overall amount of earning assets and increased our borrowing costs. In the near-term, while we maintain a higher balance of cash, this will reduce our cash flows from operations. However, given our significant cash position, we believe we are positioned well to meet our near-term liquidity needs.
Cash Flows from Operating Activities
Cash flows from operating activities were positive $56 million during the six months ended June 30, 2020. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, origination, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $58 million and negative $112 million during the first six months of 2020 and 2019, respectively.
As a result of the pandemic, in late March we determined that our hedges were no longer effectively managing the risks associated with certain of our assets and liabilities and we settled nearly all of our outstanding derivative positions. As a result of these settlements and other hedging activity during the quarter, we made $183 million of cash payments, representing a significant outflow of cash for the period that we would not expect to recur in subsequent periods, particularly while we are not employing the use of derivatives.
Additionally, as discussed previously in this MD&A, in late March and continuing into May, we sold a significant amount of loans and securities, and repaid associated debt. As a result, we expect the cash provided from net interest income to decline in future periods.

Cash Flows from Investing Activities
During the six months ended June 30, 2020, our net cash provided by investing activities was $3.06 billion and primarily resulted from proceeds from sales of loans and real estate securities, as well as principal payments on loans. Although we generally intend to hold our loans and investment securities as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions. While it is difficult to predict the timing and impact of future sales of investment securities, if any, given our current liquidity position, we expect the pace of our asset sales to decline from the first six months of 2020.
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
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the six months ended June 30, 2020, we transferred residential loans between held-for-sale and held-for-investment classification, retained securities from Sequoia and CAFL securitizations we sponsored, and deconsolidated certain multifamily residential securitization trusts, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the six months ended June 30, 2020, our net cash used in financing activities was $2.83 billion. This primarily resulted from $1.67 billion of net repayments of short-term debt and $2.13 billion of repayments of long-term debt, including repayments of $2.00 billion of FHLBC borrowings, which were associated with the sales of a significant amount of assets noted in the investing activities section above. Additionally, we paid $97 million to purchase and retire $125 million of our convertible debt in the second quarter of 2020. These outflows of cash were partially offset by $154 million of net proceeds from the issuance and settlements of ABS issued. Additionally, during the six months ended June 30, 2020, we had cash inflows of $944 million related to borrowings under two new non-marginable facilities that were generally used to repay existing borrowings from marginable facilities.
During the six months ended June 30, 2020, we declared dividends of $0.445 per common share. On June 11, 2020, the Board of Directors declared a regular dividend of $0.125 per share for the second quarter of 2020, which was paid on June 29, 2020 to shareholders of record on June 22, 2020.
In accordance with the terms of our outstanding deferred stock units and restricted stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit and restricted stock unit.
Repurchase Authorization
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At June 30, 2020, $100 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital and unrestricted cash described above.
Short-Term Debt
In the ordinary course of our business, we use recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At June 30, 2020, we had $663 million of short-term debt outstanding. During the first six months of 2020, the highest balance of our short-term debt outstanding was $3.23 billion.

During the second quarter of 2020, we reduced the number of credit facilities related to our business purpose loans to two facilities with borrowing capacity of $500 million at June 30, 2020, from six facilities with borrowing capacity of $1.41 billion at March 31, 2020. These short-term facilities were replaced with a long-term, non-recourse facility with a borrowing capacity of $530 million primarily for the financing of bridge loans, and a second long-term recourse facility with a borrowing capacity of $500 million primarily for the financing of single-family rental and bridge loans. These new long-term facilities are not subject to the collateral margin requirements of our prior short-term facilities.
During the second quarter of 2020, we additionally reduced our residential loan warehouse facilities to three facilities with an aggregate borrowing capacity of $700 million at June 30, 2020, from four facilities with total borrowing capacity of $1.53 billion at March 31, 2020. The reduction in these facilities was related to the decreased residential loan purchase volumes during the second quarter of 2020.
For further detail on our short-term debt, see Note 13 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Long-Term Debt
The following discusses significant activity during the first half of 2020 and other information about our long-term debt. For further detail on our long-term debt, see Note 15 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Convertible Notes
During the second quarter of 2020, we repurchased $29 million par value of our 5.75% exchangeable senior notes due 2025 at a discount and recorded a gain on extinguishment of $6 million in Realized gains, net on our consolidated statements of income (loss).
During the second quarter of 2020, we repurchased $50 million par value of our 5.625% convertible senior notes due 2024 at a discount and recorded a gain on extinguishment of $9 million in Realized gains, net on our consolidated statements of income (loss).
During the second quarter of 2020, we repurchased $46 million par value of our 4.75% convertible senior notes at a discount and recorded a gain on extinguishment of $10 million in Realized gains, net on our consolidated statements of income (loss).
FHLBC Borrowings
As a result of the economic and financial market impacts of the pandemic, the terms of our borrowing facility with the Federal Home Loan Bank of Chicago (our "FHLBC Facility") evolved and we decided to significantly reduce the financing we obtain from the FHLBC. During the second quarter of 2020, we completed the sale of nearly all residential loans financed through this facility and repaid all but $1 million of borrowings under this facility. We do not expect to increase borrowings under our FHLBC Facility above the existing $1 million of borrowings outstanding.
Non-Recourse Business Purpose Loan Financing Facility
In the second quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for business purpose bridge loans. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 7.50% (with a 1.50% LIBOR floor), through June 2022 (facility is fully callable in June 2021). This facility has an aggregate maximum borrowing capacity of $530 million, which consists of a term facility of $355 million and a revolving facility of $175 million. The revolving period ends in June 2021, and amounts borrowed under the term and revolving facilities are due in full in June 2022. At June 30, 2020, we had borrowings under this facility totaling $355 million and $6 million of unamortized deferred issuance costs, for a net carrying value of $350 million. At June 30, 2020, $442 million of bridge loans and $8 million of other BPL investments were pledged as collateral under this facility.
Recourse Business Purpose Loan Financing Facility
In the second quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for business purpose bridge loans and single-family rental loans. Borrowings under this facility accrue interest at a per annum rate equal to three-month LIBOR plus 3.50% to 4.50% (with a 1.00% LIBOR floor) through May 2022 and are recourse to Redwood. This facility has an aggregate maximum borrowing capacity of $500 million. At June 30, 2020, we had borrowings under this facility totaling $436 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $435 million. At June 30, 2020, $280 million of bridge loans and $302 million of single-family rental loans were pledged as collateral under this facility.

Recourse Subordinate Securities Financing Facility
In the first quarter of 2020, we entered into a repurchase agreement providing non-marginable recourse debt financing for $110 million of securities retained from our consolidated CAFL securitizations. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through February 2023. The financing facility may be terminated, at our option, in February 2023, and has a final maturity in February 2025, provided that the interest rate on amounts outstanding under the facility increases between March 2023 and February 2025.
Recourse Revolving Debt Facility
In the first quarter of 2020, a subsidiary of Redwood entered into a secured revolving debt facility agreement collateralized by MSRs and certificated mortgage servicing rights. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 2.75% through January 2021, with an increase in rate between February 2021 and the maturity of the facility in January 2022. This facility has an aggregate maximum borrowing capacity of $50 million. Borrowings under this facility totaled $20 million at June 30, 2020. At June 30, 2020, $40 million of MSRs and interest-only securities were pledged as collateral under this facility.

 Asset-Backed Securities Issued
During the first quarter of 2020, we sold subordinate securities issued by four Freddie Mac K-Series securitization trusts we previously consolidated and determined that we should derecognize the associated assets and liabilities of each of these entities for financial reporting purposes. As a result, during the first quarter of 2020, we deconsolidated $3.86 billion of multifamily loans and other assets and $3.72 billion of multifamily ABS issued. During the three and six months ended June 30, 2020, we issued $450 million and $787 million of ABS through our consolidated securitization entities, respectively. This included $201 million and $537 million of CAFL ABS issued during the three and six months ended June 30, 2020, respectively, and $249 million of Sequoia Choice ABS issued during the three months ended June 30, 2020. For further detail on our Asset-backed Securities Issued, see Note 14 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

At June 30, 2020, mortgage loans in a delinquent status (whether or not subject to forbearance) accounted for approximately 4.0% of the aggregate principal (or notional) balance of Sequoia securitized loans for which we had servicing advance funding obligations, with respect to the monthly mortgage payment due at June 30, 2020 (compared to approximately 3.2% of principal balance that were in a delinquent status as of April 30, 2020). As of June 30, 2020, we had no servicing advances outstanding related to principal and interest on Sequoia securitized loans for which we had servicing advance funding obligations. We estimate that for every 5 percentage point increase in the principal balance of Sequoia securitized mortgage loans in a delinquent status (whether or not subject to forbearance), our average monthly principal and interest servicing advance funding obligation would increase by approximately $3 million. Other advance funding obligations, including with respect to T&I, are subject to variability and seasonality and are not included within this estimate.
Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition of mortgage loans (including those we acquire in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock or outstanding debt securities. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2019, under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities,” and under the caption “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "Q1 2020 10-Q"). Many of the risks described above materialized during the first quarter of 2020 as a result of the pandemic and its impact on the economy and financial markets, as described under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” within the Q1 2020 10-Q.

Our sources of debt financing include secured borrowings under residential and business purpose mortgage loan warehouse facilities (including recourse and non-recourse warehouse facilities), short-term securities repurchase facilities, a $10 million committed line of short-term secured credit from a bank, short-term servicer advance financing, a secured, revolving debt facility collateralized by mortgage servicing rights, and subordinate securities financing facilities. During the second quarter of 2020, we repaid secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, under its borrowing facility with the FHLBC and at June 30, 2020, $1 million of advances remained outstanding. We do not expect to be able to increase borrowings under this borrowing facility above the existing $1 million of advances outstanding.

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

Under many of our mortgage loan warehouse facilities, our short-term securities repurchase facilities, and our secured, revolving debt facility collateralized by mortgage service rights, while transferred or pledged assets are financed under the facility, to the extent the value of the assets, or the collateral underlying those assets, declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. During the second quarter of 2020, we amended several of our mortgage loan warehouse facilities to revise these margin call provisions to remove obligations to make margin calls for changes in the market value of transferred or pledged assets. Under these revised agreements, if the estimated value of a property securing a financed mortgage loan declines, based on, for example, an appraisal or broker-price opinion, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential mortgage loans) with a value equal to the amount of the decline. At June 30, 2020, all of our residential mortgage loan warehouse facilities that retained market-value based margin call provisions had been repaid or suspended. Of our active financing arrangements with outstanding balances at June 30, 2020, only our short-term securities repurchase facilities (with $312 million of borrowings outstanding at June 30, 2020), our secured, revolving debt facility collateralized by mortgage service rights (with $20 million of borrowings outstanding at June 30, 2020), and one of our business purpose residential loan warehouse facilities (with $43 million of borrowings outstanding at June 30, 2020) retain market-value based margin call provisions.

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

At June 30, 2020, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. However, significant and widespread decreases in the fair values of our assets, including decreases of the magnitude that resulted from the impact of the pandemic during the first quarter of 2020, could cause us to breach the financial covenants under our borrowing facilities related to net worth and leverage. In particular, during the first and second quarters of 2020, we amended financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, financial covenants that require us to maintain recourse indebtedness below a specified ratio, and financial covenants that require us to maintain a minimum dollar amount of liquidity in certain borrowing agreements on a permanent basis, and we repaid and suspended certain other borrowing facilities; however, we cannot be certain that we will be able to maintain compliance with such amended covenants. Such covenants, if breached, can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements, and other risks described under the caption “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements” in Part II, Item 1A of our Q1 2020 10-Q.

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
For additional information on our commitments and contingencies as of June 30, 2020, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Other Risks
In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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
There have been no changes in our internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There is no significant update regarding the litigation matters described in Part I, Item 3 in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Legal Proceedings.” At June 30, 2020, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2019 was $2 million.
In addition to those matters, as previously disclosed, in connection with the impact of the effects of the pandemic on the non-Agency mortgage finance market and on our business and operations, a small number of the counterparties that have regularly sold residential mortgage loans to us believe that we breached perceived obligations to them, and requested or demanded that we purchase loans from them and/or compensate them for perceived damages resulting from our decisions earlier in 2020 not to purchase certain loans from them (“Residential Loan Seller Demands”). As previously disclosed, one such counterparty filed a breach of contract lawsuit against us alleging that it has suffered in excess of $2 million of losses as a result of our alleged failure to purchase residential mortgage loans from it.
We believe that these Residential Loan Seller Demands are without merit or subject to defenses and we intend to defend vigorously any such allegations and any related demand or claim to which we are or become a party. Despite our beliefs about the legal merits of these allegations, because our ordinary course of business is to seek to continue to regularly engage in mutually beneficial transactions with these counterparties, in some cases we have been willing to engage in discussions with these counterparties with the intention of reaching resolution and structuring arrangements that incentivize both the counterparty and us to continue to engage in residential loan purchase and sale transactions in the future.
With respect to certain of the Residential Loan Seller Demands, these resolution discussions have been successful in resolving, or establishing a framework that we believe will be the basis for successfully resolving, the demands of these counterparties, including through forward-looking joint business undertakings and structured arrangements that incentivize both the counterparty and us to continue to engage in residential loan purchase and sale transactions in the future. With respect to these counterparties, we have incurred or expect to incur certain costs in connection with finalizing these arrangements (including costs that are contingent on the successful completion of future residential loan purchase and sale transactions with these counterparties that we expect to generate future revenue for the Company) and have recorded any such actual costs incurred through June 30, 2020, as well as an accrual for the estimated costs associated with counterparties where a go-forward framework has been discussed but not finalized, through Mortgage Banking Activities, net in our Residential Lending segment. In accordance with GAAP, the accrual for estimated costs is based on the opinion of management, that it is probable that these forward-looking joint business undertakings and structured arrangements will result in an expense and the amount of expense can be reasonably estimated. At June 30, 2020, the aggregate amount of these actual costs, together with the accrual for estimated costs, was $5 million, a significant portion of which would be contingent on the successful completion of future residential loan purchase and sale transactions with these counterparties, with the expectation of generating future revenue for the Company
With respect to the remaining Residential Loan Seller Demands, our beliefs about the legal merits of these allegations and our discussions with these counterparties have resulted in us determining that a significant loss from these matters is not probable. With respect to these remaining Residential Loan Seller Demands, based on the foregoing, we have concluded that we can estimate an aggregate range of reasonably possible losses with respect to these Residential Loan Seller Demands of between zero and $1.5 million.
Future developments (including receipt of additional information and documents relating to these matters, new or additional resolution or settlement communications relating to these matters, resolutions of similar claims against other industry participants in similar circumstances, or receipt of additional Residential Loan Seller Demands) could result in our concluding in the future to establish additional accruals or reserves or modify our aggregate range of reasonably possible losses with respect to these Residential Loan Seller Demand matters. Our actual losses, and any accruals or reserves we may establish in the future relating to these matters may be materially higher than the accruals, reserves and the aggregate range of reasonably possible losses we have estimated above, respectively, including in the event that any of these matters proceed to trial and result in a judgment against us. We cannot be certain that any of these matters that are not already formally resolved will be resolved through a resolution or settlement prior to trial and we cannot be certain that the resolution of these matters, whether through trial, settlement, or otherwise, will not have a material adverse effect on our financial condition or results of operations in any future period.

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
Future developments (including resolution of substantive pre-trial motions relating to these matters, receipt of additional information and documents relating to these matters (such as through pre-trial discovery), new or additional settlement communications with plaintiffs relating to these matters, or resolutions of similar claims against other defendants in these matters) could result in our concluding in the future to establish additional loss contingency reserves or to disclose an estimate of reasonably possible losses in excess of our established reserves with respect to these matters. Our actual losses with respect to the above referenced litigation matters may be materially higher than the aggregate amount of loss contingency reserves we have established in respect of these litigation matters, including in the event that any of these matters proceeds to trial and the plaintiff prevails. Other factors that could result in our concluding to establish additional loss contingency reserves or estimate additional reasonably possible losses, or could result in our actual losses with respect to the above-referenced litigation matters being materially higher than the aggregate amount of loss contingency reserves we have established in respect of these litigation matters include that: there are significant factual and legal issues to be resolved; information obtained or rulings made during the lawsuits could affect the methodology for calculation of the available remedies; and we may have additional obligations pursuant to indemnity agreements, representations and warranties, and other contractual provisions with other parties relating to these litigation matters that could increase our potential losses.

Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At June 30, 2020, $100 million of this current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2020.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
April 1, 2020 - April 30, 2020	—	$—	—	$—
May 1, 2020 - May 31, 2020	—	$—	—	$—
June 1, 2020 - June 30, 2020	—	$—	—	$100,000
Total	—	$—	—	$100,000
Item 3. Defaults Upon Senior Securities
None.
Item 4. Not Applicable
Item 5. Other Information
Redwood’s 2020 annual proxy statement (filed with the SEC on April 27, 2020) included a discussion of the process that the Compensation Committee of Redwood’s Board of Directors is undertaking to assess its executive compensation program and consider changes to the program that may be appropriate in light of the impacts of the COVID-19 pandemic on Redwood and the markets and business environment it operates within. On August 5, 2020, the Compensation Committee completed an initial phase of this assessment and approved certain matters relating to 2020 executive compensation, as described below.
Although it has completed this initial phase, the Compensation Committee intends to continue its assessment of Redwood’s executive compensation program and to disclose, over the remainder of 2020, any further updates to the program. In addition, the Compensation Committee Chair is currently planning to engage with shareholders in late 2020 and/or early 2021 to discuss updates to the program designed to support Redwood’s ongoing financial, operational, and strategic objectives.
The Compensation Committee’s August 5, 2020 determinations were made after review and discussion of various considerations with management and with the Committee’s independent compensation consultant, F.W. Cook & Co. Key considerations included that:
•There has been a pronounced impact from the COVID-19 pandemic on Redwood’s financial condition, with significant realized and unrealized losses since December 31, 2020 and a marked decline in the market value of Redwood’s common stock since mid-March 2020;

•Redwood has historically delivered a significant portion of executive compensation in the form of long-term equity-based awards with three- or four-year performance measurement and/or vesting and holding periods; and, as a result of the impact of the pandemic, the value of multiple years of annual equity-based compensation has significantly declined (or, as a practical matter, become unlikely to be realized) based on the negative total return experience of Redwood’s stockholders since mid-March 2020;

◦While the Committee believes this is appropriate pay-for-performance alignment, the Committee also recognizes that, for the reasons noted above, the performance-based equity awards (PSUs) granted over the past three years no longer provide as meaningful an incentive as was intended when awarded due to the impact of the pandemic;

•Annual bonuses under Redwood’s executive compensation program have historically been driven largely by an annual return-on-equity (ROE) based performance target; and, due to pandemic-related losses recorded under GAAP in the first quarter of 2020, Redwood’s 2020 ROE is expected to be negative, even though a significant portion of these losses were unrealized through the end of the second quarter of 2020;

•Disciplined and extensive actions taken by Redwood’s executive management, together with the full Redwood workforce, to respond to the impacts of the pandemic have enabled the Company to operate through the end of the second quarter of 2020 while avoiding the need for dilutive capital raising and positioning the Company for future growth and opportunities; and

•The impact of the pandemic on Redwood’s labor market has been significant; and competitors that focus on mortgage origination and government-supported sectors of the mortgage market have seen an increase in business activity (e.g., mortgage refinance activity), supported by Federal Reserve and other governmental actions, as well as other macroeconomic factors; and, as a result, competition for talent has increased, which prompted Redwood to take steps to at the end of the second quarter of 2020 to retain key non-executive employees.
After considering these factors, on August 5, 2020, the Compensation Committee made the following determinations and approvals:
•Ensure that pay-for-performance principles continue to govern 2020 annual bonuses for current executive officers by:

◦Eliminating the ability of these executive officers to earn a Company financial performance component of their 2020 target annual bonuses; and

◦Continuing to provide each of these executive officers with an opportunity to earn a portion of 2020 target annual bonuses based on a year-end review of their individual contribution to recovering from the impacts of the pandemic and positioning Redwood for future growth and opportunities.
The following table details the components of the 2020 target annual bonus opportunity for these executive officers as approved in December 2019, and as adjusted by the Compensation Committee on August 5, 2020 as part of its initial response to the impact of the pandemic – i.e., illustrating the Committee’s reduction of 2020 target annual bonus opportunity for these executive officers to 33% of the level previously approved in December 2019.

	Previously approved	As adjusted
Component of 2020 target annual bonus opportunity:	in Dec. 2019	on Aug. 5, 2020

Company financial performance component (ROE-based):	75% of target	0% of target

Individual performance component:	25% of target	33% of target

Total 2020 target bonus opportunity:	100% of target	33% of target

•Incentivize outperformance on a relative total stockholder return basis over a three-year service period while also providing a basic level of compensation certainty for continued service during that period through the grant of long-term awards with a cash settlement structure intended to limit potential dilution to shareholders.

A description of the terms of each of these long-term awards is set forth below.
•Long-Term Relative TSR Performance Vesting Cash Award. On August 5, 2020, the Compensation Committee approved the grant of a Long-Term Relative TSR Performance Vesting Cash Award to each of the Named Executive Officers of the Company listed in the table below, pursuant to the Company’s Amended and Restated 2014 Incentive Award Plan (as amended, the “2014 Incentive Plan”). The terms of these Long-Term Relative TSR Performance Vesting Cash Awards are summarized below and are set forth in the form of award agreement included as Exhibit 10.4 hereto and incorporated by reference herein.

The Long-Term Relative TSR Performance Vesting Cash Awards granted on August 5, 2020 are performance-based awards under which the amount of value that vests and that the recipient becomes entitled to receive in cash following vesting will range from 0% to 400% of the granted award value, with vesting of these awards on the third anniversary of the grant date based on relative total stockholder return (“relative TSR”) and continued service through such third anniversary, as further described below.

Vesting of value under these Long-Term Relative TSR Performance Vesting Cash Awards will be determined based on Redwood’s relative TSR against a comparator group of companies measured over the three-year vesting period, as set forth in the table below, with under 60th percentile relative TSR performance correlating with no value vesting.

Relative TSR (X)	Percentage of Granted Award Value that Vests
X < 60th percentile	0%
60th percentile ≤ X < 65th percentile	80%
65th percentile ≤ X < 70th percentile	120%
70th percentile ≤ X < 75th percentile	160%
75th percentile ≤ X < 80th percentile	200%
80th percentile ≤ X < 85th percentile	240%
85th percentile ≤ X < 90th percentile	280%
90th percentile ≤ X < 95th percentile	320%
95th percentile ≤ X < 100th percentile	360%
X = 100th percentile	400%

In the event of a termination of the recipient’s service (i) either without “cause” or for “good reason” or (ii) due to the recipient’s death or disability (with terminations of the type described in the foregoing clauses (i) and (ii) being referred to as “Qualifying Terminations”), in each case, during the three year performance vesting period, the Long-Term Relative TSR Performance Vesting Cash Award will remain outstanding and eligible to vest based on relative TSR during the three-year performance vesting period, with the value that ultimately vests (if any) pro-rated in connection with a termination by the Company without “cause” (based on the number of days the recipient was employed during the three-year performance vesting period).

In addition, in the event of a change in control, the vesting of value of these Long-Term Relative TSR Performance Vesting Cash Awards will be determined based on relative TSR through a shortened relative TSR performance measurement period ending with the change in control, but remain subject to forfeiture in the event of a termination of service (other than a Qualifying Termination) prior to the third anniversary of grant.

•Three-Year Vesting Cash Award. On August 5, 2020, the Compensation Committee approved the grant of a Three-Year Vesting Cash Award to each of the Named Executive Officers of the Company listed in the table below, pursuant to the Company’s 2014 Incentive Plan. The terms of these Three-Year Vesting Cash Awards are summarized below and are set forth in the form of award agreement included as Exhibit 10.5 hereto and incorporated by reference herein.

The Three-Year Vesting Cash Awards granted on August 5, 2020 will vest over three years, with 25% of each award’s granted award value vesting based on service through the first anniversary of the grant date and 75% of each award’s granted award value vesting based on service through the third anniversary of the grant date. These Three-Year Vesting Cash Awards will also vest in full upon a termination of the recipient’s service (i) either without “cause” or for “good reason” or (ii) due to the recipient’s death or disability.

Long-term award values granted on August 5, 2020 to Named Executive Officers are detailed in the table below.

	Granted Award Values
	Three-Year Vesting	Long-Term Relative TSR
Named Executive Officer	Cash Award (1)	Performance Vesting Cash Award (2)
Christopher J. Abate – CEO	$1,000,000	$750,000
Dashiell I. Robinson – President	$825,000	$618,800
Andrew P. Stone – Exec. Vice President,	$355,000	$266,300
General Counsel and Secretary

(1) As described above, one quarter of granted award value vests at first anniversary of grant; and three-quarters of granted award value vests at third anniversary of grant.
(2) As described above, between 0% and 400% of granted award value vests at third anniversary of grant based on relative TSR over that three-year period.

Separately, Fred J. Matera, a member of Redwood’s Board of Directors, also began serving on June 29, 2020 as Redwood’s Managing Director–Head of Residential (currently, on an interim basis) following the departure on June 26, 2020 of the employee who previously served in that role. While so serving in this additional role, Mr. Matera will remain as a member of the Board of Directors, but not receive cash compensation for his service as a member of the Board of Directors under Redwood’s cash compensation policy for non-employee directors. For his service as a Managing Director, Mr. Matera will be compensated as an employee and receive for each calendar month of such service (i) a grant of vested deferred stock units with a grant date value of $75,000 (in advance) and (ii) a cash payment of $75,000 (in arrears), and be eligible for standard benefits of the type generally provided to full-time Managing Director employees.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.1.11	Articles of Amendment of the Registrant, effective May 16, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)
3.1.12	Articles of Amendment of the Registrant, effective June 15, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on June 15, 2020)
3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on March 5, 2008 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 3.2.1, filed on August 8, 2018)
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

10.1	Amendment to Redwood Trust, Inc. Amended and Restated 2014 Incentive Award Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on June 15, 2020)
10.2	Fourth Amendment to Lease Agreement, dated as of April 20, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (filed herewith)
10.3	Fifth Amendment to Lease Agreement, dated as of July 23, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (filed herewith)
10.4	Form of Performance Award Agreement (Cash – Performance Vesting) under 2014 Incentive Plan (2020 Form) (filed herewith)
10.5	Form of Performance Award Agreement (Cash – Time Vesting) under 2014 Incentive Plan (2020 Form) (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019;
(ii) Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2020 and 2019;
(iii) Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2020 and 2019;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and
(vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	August 7, 2020	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2020	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Financial Officer
(Principal Financial and Accounting Officer)