Form 10-Q
period 2020-09-30
REDWOOD TRUST INC
filed 2020-11-06
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	111,928,020	shares outstanding as of November 2, 2020

REDWOOD TRUST, INC.
2020 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	September 30, 2020	December 31, 2019
ASSETS (1)
Residential loans, held-for-sale, at fair value	$105,128	$536,385
Residential loans, held-for-investment, at fair value	4,389,808	7,178,465
Business purpose residential loans, held-for-sale, at fair value	285,549	331,565
Business purpose residential loans, held-for-investment, at fair value	3,670,552	3,175,178
Multifamily loans, held-for-investment, at fair value	491,415	4,408,524
Real estate securities, at fair value	351,335	1,099,874
Other investments	384,628	358,130
Cash and cash equivalents	450,684	196,966
Restricted cash	73,594	93,867
Goodwill and intangible assets	60,737	161,464
Derivative assets	14,709	35,701
Other assets	124,273	419,321
Total Assets	$10,402,412	$17,995,440

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net	$482,761	$2,329,145
Derivative liabilities	1,612	163,424
Accrued expenses and other liabilities	155,989	206,893
Asset-backed securities issued (includes $6,969,376 and $10,515,475 at fair value), net	7,172,398	10,515,475
Long-term debt, net	1,536,188	2,953,272
Total liabilities	9,348,948	16,168,209
Commitments and Contingencies (see Note 16)
Equity
Common stock, par value $0.01 per share, 395,000,000 and 270,000,000 shares authorized; 111,904,322 and 114,353,036 issued and outstanding	1,119	1,144
Additional paid-in capital	2,261,911	2,269,617
Accumulated other comprehensive (loss) income	(20,560)	41,513
Cumulative earnings	942,982	1,579,124
Cumulative distributions to stockholders	(2,131,988)	(2,064,167)
Total equity	1,053,464	1,827,231
Total Liabilities and Equity	$10,402,412	$17,995,440
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2020 and December 31, 2019, assets of consolidated VIEs totaled $8,197,095 and $11,931,869, respectively. At September 30, 2020 and December 31, 2019, liabilities of consolidated VIEs totaled $7,238,047 and $10,717,072, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2020	2019	2020	2019
Interest Income
Residential loans	$44,921	$77,070	$179,331	$230,308
Business purpose residential loans	55,637	5,446	161,710	12,231
Multifamily loans	4,918	36,829	49,960	94,134
Real estate securities	10,135	23,047	38,471	72,514
Other interest income	6,371	7,725	20,537	20,513
Total interest income	121,982	150,117	450,009	429,700
Interest Expense
Short-term debt	(5,145)	(24,239)	(45,119)	(70,732)
Asset-backed securities issued	(66,514)	(71,065)	(232,316)	(196,473)
Long-term debt	(28,752)	(21,300)	(72,313)	(64,895)
Total interest expense	(100,411)	(116,604)	(349,748)	(332,100)
Net Interest Income	21,571	33,513	100,261	97,600
Non-interest Income (Loss)
Mortgage banking activities, net	59,395	9,515	24,511	40,984
Investment fair value changes, net	107,047	11,444	(611,557)	34,741
Other income, net	(114)	4,356	3,979	13,840
Realized gains, net	602	4,714	30,419	18,227
Total non-interest income (loss), net	166,930	30,029	(552,648)	107,792
General and administrative expenses	(27,630)	(24,899)	(84,832)	(70,722)
Loan acquisition costs	(2,158)	(1,916)	(7,716)	(5,507)
Other expenses	(7,788)	(2,531)	(104,286)	(6,021)
Net Income (Loss) before (Provision for) Benefit from Income Taxes	150,925	34,196	(649,221)	123,142
(Provision for) benefit from income taxes	(9,113)	114	13,079	(3,102)
Net Income (Loss)	$141,812	$34,310	$(636,142)	$120,040

Basic earnings (loss) per common share	$1.21	$0.33	$(5.60)	$1.20
Diluted earnings (loss) per common share	$1.02	$0.31	$(5.60)	$1.09
Basic weighted average shares outstanding	113,403,102	101,872,126	113,952,308	97,214,064
Diluted weighted average shares outstanding	141,969,977	136,522,709	113,952,308	131,202,689

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2020	2019	2020	2019
Net Income (Loss)	$141,812	$34,310	$(636,142)	$120,040
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	8,236	4,484	(19,890)	19,764
Reclassification of unrealized gain on available-for-sale securities to net income	(445)	(3,492)	(11,525)	(15,807)
Net unrealized loss on interest rate agreements	—	(11,791)	(32,806)	(27,130)
Reclassification of unrealized loss on interest rate agreements to net income	1,040	—	2,148	—
Total other comprehensive income (loss)	8,831	(10,799)	(62,073)	(23,173)
Total Comprehensive Income (Loss)	$150,643	$23,511	$(698,215)	$96,867

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended September 30, 2020

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
June 30, 2020	114,940,197	$1,149	$2,279,625	$(29,391)	$801,170	$(2,115,977)	$936,576
Net income	—	—	—	—	141,812	—	141,812
Other comprehensive income	—	—	—	8,831	—	—	8,831
Employee stock purchase and incentive plans	11,460	—	9	—	—	—	9
Non-cash equity award compensation	—	—	3,906	—	—	—	3,906
Share repurchases	(3,047,335)	(30)	(21,629)	—	—	—	(21,659)
Common dividends declared ($0.14 per share)	—	—	—	—	—	(16,011)	(16,011)
September 30, 2020	111,904,322	$1,119	$2,261,911	$(20,560)	$942,982	$(2,131,988)	$1,053,464

For the Nine Months Ended September 30, 2020

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2019	114,353,036	$1,144	$2,269,617	$41,513	$1,579,124	$(2,064,167)	$1,827,231
Net loss	—	—	—	—	(636,142)	—	(636,142)
Other comprehensive loss	—	—	—	(62,073)	—	—	(62,073)
Issuance of common stock	350,088	3	5,544	—	—	—	5,547
Employee stock purchase and incentive plans	248,533	2	(2,767)	—	—	—	(2,765)
Non-cash equity award compensation	—	—	11,146	—	—	—	11,146
Share repurchases	(3,047,335)	(30)	(21,629)	—	—	—	(21,659)
Common dividends declared ($0.585 per share)	—	—	—	—	—	(67,821)	(67,821)
September 30, 2020	111,904,322	$1,119	$2,261,911	$(20,560)	$942,982	$(2,131,988)	$1,053,464

For the Three Months Ended September 30, 2019

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
June 30, 2019	97,715,021	$977	$2,013,044	$48,923	$1,495,671	$(1,994,583)	$1,564,032
Net income	—	—	—	—	34,310	—	34,310
Other comprehensive loss	—	—	—	(10,799)	—	—	(10,799)
Issuance of common stock	14,375,000	144	228,339	—	—	—	228,483
Employee stock purchase and incentive plans	11,710	—	154	—	—	—	154
Non-cash equity award compensation	—	—	3,297	—	—	—	3,297
Common dividends declared ($0.30 per share)	—	—	—	—	—	(34,418)	(34,418)
September 30, 2019	112,101,731	$1,121	$2,244,834	$38,124	$1,529,981	$(2,029,001)	$1,785,059

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

For the Nine Months Ended September 30, 2019

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2018	84,884,344	$849	$1,811,422	$61,297	$1,409,941	$(1,934,715)	$1,348,794
Net income	—	—	—	—	120,040	—	120,040
Other comprehensive loss	—	—	—	(23,173)	—	—	(23,173)
Issuance of common stock	26,666,191	267	418,324	—	—	—	418,591
Direct stock purchase and dividend reinvestment plan	399,838	4	6,303	—	—	—	6,307
Employee stock purchase and incentive plans	151,358	1	(1,767)	—	—	—	(1,766)
Non-cash equity award compensation	—	—	10,552	—	—	—	10,552
Common dividends declared ($0.90 per share)	—	—	—	—	—	(94,286)	(94,286)
September 30, 2019	112,101,731	$1,121	$2,244,834	$38,124	$1,529,981	$(2,029,001)	$1,785,059

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net (loss) income	$(636,142)	$120,040
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	6,213	(3,486)
Depreciation and amortization of non-financial assets	13,166	5,673
Originations of held-for-sale loans	(654,820)	(124,392)
Purchases of held-for-sale loans	(2,893,246)	(4,002,509)
Proceeds from sales of held-for-sale loans	3,224,526	2,971,811
Principal payments on held-for-sale loans	53,677	77,100
Net settlements of derivatives	(187,130)	(32,902)
Non-cash equity award compensation expense	11,146	10,552
Goodwill impairment expense	88,675	—
Market valuation adjustments	606,764	(62,720)
Realized gains, net	(30,419)	(18,227)
Net change in:
Accrued interest receivable and other assets	304,147	(141,197)
Accrued interest payable and accrued expenses and other liabilities	(82,489)	(1,049)
Net cash used in operating activities	(175,932)	(1,201,306)
Cash Flows From Investing Activities:
Originations of loan investments	(327,494)	(171,915)
Purchases of loan investment	—	(49,489)
Proceeds from sales of loan investments	1,574,160	9,422
Principal payments on loan investments	1,652,418	1,091,652
Purchases of real estate securities	(106,422)	(309,839)
Purchases of residential securities held in consolidated securitization trust	—	(193,212)
Purchases of multifamily securities held in consolidated securitization trusts	—	(68,601)
Sales of multifamily securities held in consolidated securitization trusts	142,990	—
Proceeds from sales of real estate securities	634,709	487,469
Principal payments on real estate securities	19,446	62,711
Purchases of servicer advance investments	(179,419)	(69,610)
Principal repayments from servicer advance investments	83,124	150,512
Acquisition of 5 Arches, net of cash acquired	—	(3,714)
Net investment in participation in loan warehouse facility	—	38,209
Net investment in multifamily loan fund	40,898	(33,090)
Other investing activities, net	(19,865)	(24,989)
Net cash provided by investing activities	3,514,545	915,516
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	3,981,572	4,009,083
Repayments on short-term debt	(5,828,972)	(4,435,823)
Proceeds from issuance of asset-backed securities	1,343,845	1,020,136
Repayments on asset-backed securities issued	(1,037,546)	(720,651)
Proceeds from issuance of long-term debt	1,251,850	387,053
Deferred long-term debt issuance costs paid	(9,526)	(7,023)
Repayments on long-term debt	(2,640,007)	—
Net settlements of derivatives	(84,336)	—
Net proceeds from issuance of common stock	5,791	426,970
Net payments on repurchase of common stock	(21,659)	—
Taxes paid on equity award distributions	(3,009)	—
Dividends paid	(67,821)	(94,286)
Other financing activities, net	4,650	1,400
Net cash (used in) provided by financing activities	(3,105,168)	586,859
Net increase in cash, cash equivalents and restricted cash	233,445	301,069
Cash, cash equivalents and restricted cash at beginning of period (1)	290,833	205,077
Cash, cash equivalents and restricted cash at end of period (1)	$524,278	$506,146

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2020	2019
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$364,875	$319,036
Taxes	218	6,977
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$46,560	$7,759
Retention of mortgage servicing rights from loan securitizations and sales	—	868
Consolidation of residential loans held in securitization trusts	—	1,190,995
Consolidation of residential ABS	—	997,783
(Deconsolidation) consolidation of multifamily loans held in securitization trusts	(3,849,779)	1,481,554
(Deconsolidation) consolidation of multifamily ABS	(3,706,789)	1,408,002
Transfers from loans held-for-sale to loans held-for-investment	770,754	1,361,015
Transfers from residential loans to real estate owned	12,547	5,280
Right-of-use asset obtained in exchange for operating lease liability	5,362	13,016
Reduction in operating lease liability due to lease modification	1,466	—
(1)    Cash, cash equivalents, and restricted cash at September 30, 2020 includes cash and cash equivalents of $451 million and restricted cash of $74 million, and at December 31, 2019 includes cash and cash equivalents of $197 million and restricted cash of $94 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the company at September 30, 2020 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2020 should not be construed as indicative of the results to be expected for the full year.
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
September 30, 2020
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
September 30, 2020
(Unaudited)
Note 2. Basis of Presentation - (continued)
In connection with the acquisitions of 5 Arches and CoreVest, we identified and recorded finite-lived intangible assets totaling $25 million and $57 million, respectively. The amortization period for each of these assets and the activity for the nine months ended September 30, 2020 is summarized in the table below.
Table 2.1 – Intangible Assets – Activity

	Carrying Value at December 31, 2019	Additions	Amortization Expense	Carrying Value at September 30, 2020	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$43,952	$—	$(4,854)	$39,098	7
Broker network	15,083	—	(2,715)	12,368	5
Non-compete agreements	8,236	—	(2,375)	5,861	3
Tradenames	3,472	—	(1,000)	2,472	3
Developed technology	1,613	—	(675)	938	2
Loan administration fees on existing loan assets	433	—	(433)	—	1
Total	$72,789	$—	$(12,052)	$60,737	6
All of our intangible assets are amortized on a straight-line basis. Estimated future amortization expense is summarized in the table below.
Table 2.2 – Intangible Asset Amortization Expense by Year

(In Thousands)	September 30, 2020
2020 (3 months)	$3,873
2021	15,304
2022	12,800
2023	10,091
2024	7,073
2025 and thereafter	11,596
Total Future Intangible Asset Amortization	$60,737
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
September 30, 2020
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
The liability resulting from the contingent consideration arrangement with 5 Arches was recorded at its acquisition-date fair value of $25 million as part of total consideration for the acquisition of 5 Arches. These contingent earn-out payments were classified as a contingent consideration liability and carried at fair value prior to March 31, 2020. During the three months ended March 31, 2020, we made a cash payment of $11 million and granted $3 million of Redwood common stock in connection with the first anniversary of the purchase date. Additionally, as a result of an amendment to the agreement, we reclassified the contingent liability to a deferred liability, as the remaining payments became payable on a set timetable without any remaining contingencies. At September 30, 2020, the carrying value of this deferred liability was $14 million and was recorded as a component of Accrued expenses and other liabilities on our consolidated balance sheets. During the three and nine months ended September 30, 2020, we recorded $0.1 million and $0.6 million of contingent consideration expense, respectively, through Other expenses on our consolidated statements of income (loss). See Note 16 for additional information on our contingent consideration liability.
The following unaudited pro forma financial information presents Net interest income, Non-interest income, and Net income of Redwood, 5 Arches, and CoreVest combined, for the three and nine months ended September 30, 2019, as if the acquisitions occurred as of January 1, 2018. These pro forma amounts have been adjusted to include the amortization of intangible assets and acquisition-related compensation expense for both periods, and to exclude the income statement impacts related to our equity method investment in 5 Arches. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated financial results of operations that would have been reported if the acquisitions had been completed as of January 1, 2018 and should not be taken as indicative of our future consolidated results of operations.
Table 2.3 – Unaudited Pro Forma Financial Information

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(In Thousands)
Supplementary pro forma information:
Net interest income	$45,702	$133,446
Non-interest income	38,177	116,649
Net income	46,609	140,790
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2019 is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company’s consolidated financial position and results of operations for the three and nine months ended September 30, 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
September 30, 2020
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
Other Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)." This new guidance simplifies the accounting for convertible debt by reducing the number of accounting models to separately present certain conversion features in equity. This new guidance is effective for fiscal years beginning after December 31, 2021. Early adoption is permitted. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This new guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact the adoption of this standard would have on our consolidated financial statements. Through September 30, 2020, we have not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions.
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
September 30, 2020
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at September 30, 2020 and December 31, 2019.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
September 30, 2020 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$3,471	$—	$3,471	$(15)	$(1,240)	$2,216
TBAs	402	—	402	—	(263)	139
Futures	63	—	63	—	—	63
Total Assets	$3,936	$—	$3,936	$(15)	$(1,503)	$2,418

Liabilities (2)
Interest rate agreements	$(15)	$—	$(15)	$15	$—	$—
TBAs	(263)	$—	(263)	—	263	—
Loan warehouse debt	(81,898)	$—	(81,898)	81,898	—	—
Security repurchase agreements	(75,054)	—	(75,054)	75,054	—	—
Total Liabilities	$(157,230)	$—	$(157,230)	$156,967	$263	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
September 30, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)
Analysis of Consolidated VIEs
At September 30, 2020, we consolidated Legacy Sequoia, Sequoia Choice, Freddie Mac SLST, Freddie Mac K-Series and CAFL securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for the consolidated Sequoia and CAFL entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At September 30, 2020, the estimated fair value of our investments in the consolidated Legacy Sequoia, Sequoia Choice, Freddie Mac SLST, Freddie Mac K-Series and CAFL entities was $5 million, $211 million, $418 million, $27 million, and $232 million, respectively.
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
Beginning in 2018, we consolidated two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At September 30, 2020, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 10 for a further description of these entities and the investments they hold and Note 12 for additional information on the minority partner’s interest. Additionally, beginning in 2018, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 13 for additional information on the servicer advance financing. At September 30, 2020, the estimated fair value of our investment in the Servicing Investment entities was $65 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs Accounted for as Collateralized Financing Entities

September 30, 2020	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$296,765	$1,836,361	$2,256,682	$—	$—	$—	$4,389,808
Business purpose residential loans, held-for-investment	—	—	—	—	2,969,692	—	2,969,692
Multifamily loans, held-for-investment	—	—	—	491,415	—	—	491,415
Other investments	—	—	—	—	—	278,487	278,487
Cash and cash equivalents	—	—	—	—	—	10,425	10,425
Restricted cash	146	—	—	—	—	20,649	20,795
Accrued interest receivable	402	7,292	6,928	1,342	12,071	2,609	30,644
Other assets	784	—	887	—	4,158	—	5,829
Total Assets	$298,097	$1,843,653	$2,264,497	$492,757	$2,985,921	$312,170	$8,197,095
Short-term debt	$—	$—	$—	$—	$—	$228,998	$228,998
Accrued interest payable	180	5,652	5,009	1,182	9,337	137	21,497
Accrued expenses and other liabilities	—	47	—	—	—	18,129	18,176
Asset-backed securities issued	292,484	1,626,564	1,841,313	464,865	2,744,150	—	6,969,376
Total Liabilities	$292,664	$1,632,263	$1,846,322	$466,047	$2,753,487	$247,264	$7,238,047

Number of VIEs	20	10	2	1	13	3	49

December 31, 2019	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$407,890	$2,291,463	$2,367,215	$—	$—	$—	$5,066,568
Business purpose residential loans, held-for-investment	—	—	—	—	2,192,552	—	2,192,552
Multifamily loans, held-for-investment	—	—	—	4,408,524	—	—	4,408,524
Other investments	—	—	—	—	—	184,802	184,802
Cash and cash equivalents	—	—	—	—	—	9,015	9,015
Restricted cash	143	27	—	—	—	21,766	21,936
Accrued interest receivable	655	9,824	7,313	13,539	9,572	4,869	45,772
Other assets	460	—	445	—	1,795	—	2,700
Total Assets	$409,148	$2,301,314	$2,374,973	$4,422,063	$2,203,919	$220,452	$11,931,869
Short-term debt	$—	$—	$—	$—	$—	$152,554	$152,554
Accrued interest payable	395	7,732	5,374	12,887	7,485	187	34,060
Accrued expenses and other liabilities	—	27	—	—	—	14,956	14,983
Asset-backed securities issued	402,465	2,037,198	1,918,322	4,156,239	2,001,251	—	10,515,475
Total Liabilities	$402,860	$2,044,957	$1,923,696	$4,169,126	$2,008,736	$167,697	$10,717,072

Number of VIEs	20	9	2	5	10	3	49

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents income (loss) from these VIEs for the three and nine months ended September 30, 2020 and 2019.
Table 4.2 – Income (Loss) from Consolidated VIEs Accounted for as Collateralized Financing Entities

	Three Months Ended September 30, 2020
	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$1,795	$20,919	$21,696	$4,918	$36,181	$4,403	$89,912
Interest expense	(1,058)	(17,828)	(15,473)	(4,426)	(27,499)	(1,587)	(67,871)
Net interest income	737	3,091	6,223	492	8,682	2,816	22,041
Non-interest income
Investment fair value changes, net	(81)	7,851	82,214	2,166	9,692	(422)	101,420
Total non-interest income, net	(81)	7,851	82,214	2,166	9,692	(422)	101,420
General and administrative expenses	—	—	—	—	—	(41)	(41)
Other expenses	—	—	—	—	—	(471)	(471)
Income from Consolidated VIEs	$656	$10,942	$88,437	$2,658	$18,374	$1,882	$122,949

	Nine Months Ended September 30, 2020
	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$7,675	$68,566	$64,869	$49,960	$99,169	$13,026	$303,265
Interest expense	(5,098)	(58,455)	(47,495)	(47,154)	(75,600)	(4,961)	(238,763)
Net interest income	2,577	10,111	17,374	2,806	23,569	8,065	64,502
Non-interest income
Investment fair value changes, net	(702)	(22,065)	(33,081)	(82,744)	(41,841)	(9,015)	(189,448)
Total non-interest income, net	(702)	(22,065)	(33,081)	(82,744)	(41,841)	(9,015)	(189,448)
General and administrative expenses	—	—	—	—	—	(784)	(784)
Other expenses	—	—	—	—	—	346	346
Income (Loss) from Consolidated VIEs	$1,875	$(11,954)	$(15,707)	$(79,938)	$(18,272)	$(1,388)	$(125,384)

	Three Months Ended September 30, 2019
	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$4,295	$27,555	$11,830	$36,829	$—	$3,922	$84,431
Interest expense	(3,452)	(23,576)	(8,709)	(35,328)	—	(2,891)	(73,956)
Net interest income	843	3,979	3,121	1,501	—	1,031	10,475
Non-interest income
Investment fair value changes, net	(407)	2,722	17,300	7,445	—	963	28,023
Total non-interest income, net	(407)	2,722	17,300	7,445	—	963	28,023
General and administrative expenses	—	—	—	—	—	(16)	(16)
Other expenses	—	—	—	—	—	(395)	(395)
Income from Consolidated VIEs	$436	$6,701	$20,421	$8,946	$—	$1,583	$38,087

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)

	Nine Months Ended September 30, 2019
	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$13,924	$80,045	$35,221	$94,134	$—	$10,847	$234,171
Interest expense	(11,548)	(68,823)	(26,013)	(90,089)	—	(9,905)	(206,378)
Net interest income	2,376	11,222	9,208	4,045	—	942	27,793
Non-interest income
Investment fair value changes, net	(904)	8,866	31,702	13,810	—	3,462	56,936
Total non-interest income, net	(904)	8,866	31,702	13,810	—	3,462	56,936
General and administrative expenses	—	—	—	—	—	(87)	(87)
Other expenses	—	—	—	—	—	(864)	(864)
Income from Consolidated VIEs	$1,472	$20,088	$40,910	$17,855	$—	$3,453	$83,778
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
During the third quarter of 2020, we re-securitized subordinate securities we owned in our consolidated Freddie Mac SLST securitization trusts, through the transfer of these financial assets to a re-securitization trust that we sponsored. We retain a subordinate investment in the re-securitization trust and maintain certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the entity, as we have both the power to direct the activities that most significantly impact the performance of the VIE and the right to receive benefits of and the obligation to absorb losses from the VIE that could potentially be significant to the VIE. At securitization, we issued $210 million of ABS and have elected to account for the ABS issued at amortized cost.
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 51 Sequoia securitization entities sponsored by us that are still outstanding as of September 30, 2020, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents information related to securitization transactions that occurred during the three and nine months ended September 30, 2020 and 2019.
Table 4.3 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Principal balance of loans transferred	$—	$366,999	$1,573,703	$1,116,092
Trading securities retained, at fair value	—	1,228	43,362	4,736
AFS securities retained, at fair value	—	1,069	3,198	3,023
The following table summarizes the cash flows during the three and nine months ended September 30, 2020 and 2019 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.4 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Proceeds from new transfers	$—	$376,126	$1,610,761	$1,138,778
MSR fees received	2,280	2,919	7,445	9,084
Funding of compensating interest, net	4	(76)	(293)	(213)
Cash flows received on retained securities	5,873	6,603	19,242	20,892
The following table presents the key weighted-average assumptions used to measure MSRs and securities retained at the date of securitization for securitizations completed during the three and nine months ended September 30, 2020 and 2019.
Table 4.5 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	N/A	N/A	37%	15%
Discount rates	N/A	N/A	14%	7%
Credit loss assumptions	N/A	N/A	0.20%	0.20%

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	41%	13%	25%	15%
Discount rates	16%	6%	14%	7%
Credit loss assumptions	0.21%	0.22%	0.20%	0.20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents additional information at September 30, 2020 and December 31, 2019, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.6 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	September 30, 2020	December 31, 2019
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$19,878	$88,425
Subordinate securities, classified as AFS	124,132	140,649
Mortgage servicing rights	14,240	40,254
Maximum loss exposure (1)	$158,250	$269,328
Assets transferred:
Principal balance of loans outstanding	$8,571,916	$10,299,442
Principal balance of loans 30+ days delinquent	200,910	41,809
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
The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at September 30, 2020 and December 31, 2019.
Table 4.7 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

September 30, 2020	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at September 30, 2020	$14,240	$16,226	$127,783
Expected life (in years) (2)	3	3	10
Prepayment speed assumption (annual CPR) (2)	26%	30%	27%
Decrease in fair value from:
10% adverse change	$1,105	$1,622	$1,075
25% adverse change	2,678	3,675	3,735
Discount rate assumption (2)	12%	17%	6%
Decrease in fair value from:
100 basis point increase	$383	$327	$10,219
200 basis point increase	746	638	19,348
Credit loss assumption (2)	N/A	0.38%	0.38%
Decrease in fair value from:
10% higher losses	N/A	$—	$2,274
25% higher losses	N/A	—	5,500

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

(1)Senior securities included $16 million and $49 million of interest-only securities at September 30, 2020 and December 31, 2019, respectively.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at September 30, 2020 and December 31, 2019, grouped by asset type.
Table 4.8 – Third-Party Sponsored VIE Summary

(In Thousands)	September 30, 2020	December 31, 2019
Mortgage-Backed Securities
Senior	$11,865	$127,094
Mezzanine	2,016	508,195
Subordinate	193,445	235,510
Total Mortgage-Backed Securities	207,326	870,799
Excess MSR	15,205	16,216
Total Investments in Third-Party Sponsored VIEs	$222,531	$887,015
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
September 30, 2020
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
September 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2020 and December 31, 2019.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale at fair value	$105,091	$105,091	$536,385	$536,509
Residential loans, held-for-investment	4,389,808	4,389,808	7,178,465	7,178,465
Business purpose residential loans, held-for-sale	285,549	285,549	331,565	331,565
Business purpose residential loans, held-for-investment	3,670,552	3,670,552	3,175,178	3,175,178
Multifamily loans	491,415	491,415	4,408,524	4,408,524
Real estate securities	351,335	351,335	1,099,874	1,099,874
Servicer advance investments (1)	258,621	258,621	169,204	169,204
MSRs (1)	14,878	14,878	42,224	42,224
Excess MSRs (1)	35,070	35,070	31,814	31,814
Shared home appreciation options (1)	41,758	41,758	45,085	45,085
Cash and cash equivalents	450,684	450,684	196,966	196,966
Restricted cash	73,594	73,594	93,867	93,867
Derivative assets	14,709	14,709	35,701	35,701
REO (2)	8,535	9,654	9,462	10,389
Margin receivable (2)	3,809	3,809	209,776	209,776
FHLBC stock (2)	5,000	5,000	43,393	43,393
Guarantee asset (2)	579	579	1,686	1,686
Pledged collateral (2)	8,172	8,172	32,945	32,945
Liabilities
Short-term debt	$482,761	$482,761	$2,329,145	$2,329,145
Margin payable (3)	—	—	1,700	1,700
Guarantee obligation (3)	11,264	10,185	14,009	13,754
Contingent consideration (3)	—	—	28,484	28,484
Derivative liabilities	1,612	1,612	163,424	163,424
ABS issued, net
Fair value	6,969,376	6,969,376	10,515,475	10,515,475
Amortized cost	203,022	207,812	—	—
FHLBC long-term borrowings	1,000	1,000	1,999,999	1,999,999
Other long-term debt, net	886,054	885,172	183,520	184,666
Convertible notes, net	510,472	476,071	631,125	661,985
Trust preferred securities and subordinated notes, net	138,663	73,238	138,628	99,045
(1)These investments are included in Other investments on our consolidated balance sheets.
(2)These assets are included in Other assets on our consolidated balance sheets.
(3)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
During the three and nine months ended September 30, 2020, we elected the fair value option for $18 million and $96 million of securities, respectively, $172 million and $2.86 billion of residential loans (principal balance), respectively, $260 million and $956 million of business purpose residential loans (principal balance), respectively, zero and $179 million of servicer advance investments, respectively, zero and $11 million of excess MSRs, respectively, and zero and $4 million of shared home appreciation options, respectively. We anticipate electing the fair value option for all future purchases of residential and business purpose residential loans that we intend to sell to third parties or transfer to securitizations, as well as for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at September 30, 2020 and December 31, 2019, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2020	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$4,494,899	$—	$—	$4,494,899
Business purpose residential loans	3,956,101	—	—	3,956,101
Multifamily loans	491,415	—	—	491,415
Real estate securities	351,335	—	—	351,335
Servicer advance investments	258,621	—	—	258,621
MSRs	14,878	—	—	14,878
Excess MSRs	35,070	—	—	35,070
Shared home appreciation options	41,758	—	—	41,758
Derivative assets	14,709	464	3,472	10,773
Pledged collateral	8,172	8,172	—	—
FHLBC stock	5,000	—	5,000	—
Guarantee asset	579	—	—	579

Liabilities
Derivative liabilities	$1,612	$263	$15	$1,334
ABS issued	6,969,376	—	—	6,969,376

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

December 31, 2019	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$7,714,745	$—	$—	$7,714,745
Business purpose residential loans	3,506,743	—	—	3,506,743
Multifamily loans	4,408,524	—	—	4,408,524
Real estate securities	1,099,874	—	—	1,099,874
Servicer advance investments	169,204	—	—	169,204
MSRs	42,224	—	—	42,224
Excess MSRs	31,814	—	—	31,814
Shared home appreciation options	45,085	—	—	45,085
Derivative assets	35,701	6,531	19,020	10,150
Pledged collateral	32,945	32,945	—	—
FHLBC stock	43,393	—	43,393	—
Guarantee asset	1,686	—	—	1,686

Liabilities
Contingent consideration	$28,484	$—	$—	$28,484
Derivative liabilities	163,424	13,368	148,766	1,290
ABS issued	10,515,475	—	—	10,515,475
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2020.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Residential Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	MSRs	Excess MSRs	Shared Home Appreciation Options
(In Thousands)
Beginning balance - December 31, 2019	$7,714,745	$3,506,743	$4,408,524	$860,540	$239,334	$169,204	$42,224	$31,814	$45,085
Acquisitions	2,927,697	—	—	96,318	56,664	179,419	—	10,906	3,517
Originations	—	982,315	—	—	—	—	—	—	—
Sales	(4,783,682)	(53,434)	—	(579,466)	(55,193)	—	—	—	—
Principal paydowns	(1,210,117)	(489,243)	(5,830)	(8,502)	(10,345)	(83,124)	—	—	(2,558)
Deconsolidations	—	—	(3,849,779)	—	—	—	—	—	—
Gains (losses) in net income (loss), net	(152,145)	16,246	(61,500)	(224,728)	(23,287)	(6,878)	(27,346)	(7,650)	(4,286)
Other settlements, net (1)	(1,599)	(6,526)	—	—	—	—	—	—	—
Ending balance - September 30, 2020	$4,494,899	$3,956,101	$491,415	$144,162	$207,173	$258,621	$14,878	$35,070	$41,758

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

	Assets		Liabilities
	Guarantee Asset	Derivatives (2)	Contingent Consideration	ABS Issued
(In Thousands)
Beginning balance - December 31, 2019	$1,686	$8,860	$28,484	$10,515,475
Acquisitions	—	—	—	1,137,656
Principal paydowns	—	—	(13,353)	(1,035,359)
Deconsolidations	—	—	—	(3,706,789)
Gains (losses) in net income (loss), net	(1,107)	34,620	(446)	58,393
Other settlements, net (1)	—	(34,041)	(14,685)	—
Ending balance - September 30, 2020	$579	$9,439	$—	$6,969,376
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
September 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of gains or losses included in our consolidated statements of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at September 30, 2020 and 2019. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and nine months ended September 30, 2020 and 2019 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2020 and 2019 Included in Net Income

	Included in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Assets
Residential loans at Redwood	$(107)	$17,771	$(865)	$82,408
Business purpose residential loans	21,155	584	17,901	4,069
Net investments in consolidated Sequoia entities (1)	7,700	1,860	(22,802)	7,051
Net investments in consolidated Freddie Mac SLST entities (1)	82,209	17,300	(33,087)	31,702
Net investments in consolidated Freddie Mac K-Series entities (1)	2,165	7,445	(11,014)	13,810
Net investments in consolidated CAFL entities (1)	9,673	—	(41,048)	—
Trading securities	(3,549)	11,206	(80,358)	33,196
Servicer advance investments	25	1,585	(6,172)	3,025
MSRs	(2,376)	(5,892)	(16,798)	(16,971)
Excess MSRs	(1,127)	(1,634)	(7,650)	(2,137)
Shared home appreciation options	2,384	29	(4,286)	29
Loan purchase and interest rate lock commitments	10,791	4,678	10,773	4,757
Other assets - Guarantee asset	(191)	(216)	(1,107)	(834)

Liabilities
Loan purchase commitments	$420	$(1,668)	$(1,334)	$(1,669)
(1)    Represents the portion of net gains or losses included in our consolidated statements of income (loss) related to loans and the associated ABS issued at our consolidated securitization entities held at September 30, 2020 and 2019, which netted together represent the change in value of our investments at the consolidated VIEs.
The following table presents information on assets recorded at fair value on a non-recurring basis at September 30, 2020. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at September 30, 2020.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at September 30, 2020

					Gain (Loss) for
September 30, 2020	Carrying Value	Fair Value Measurements Using			Three Months Ended	Nine Months Ended
(In Thousands)		Level 1	Level 2	Level 3	September 30, 2020	September 30, 2020
Assets
REO	$3,523	$—	$—	$3,523	$(805)	$(840)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and nine months ended September 30, 2020 and 2019.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$(478)	$(6,623)	$(15,972)	$289
Residential loan purchase and forward sale commitments	13,067	12,943	35,123	41,142
Single-family rental loans held-for-sale, at fair value	43,191	1,283	55,868	4,200
Single-family rental loan purchase and interest rate lock commitments	—	564	341	1,273
Residential bridge loans	938	1,010	(4,256)	2,108
Risk management derivatives, net	(99)	(2,972)	(52,931)	(15,387)
Total mortgage banking activities, net (1)	$56,619	$6,205	$18,173	$33,625
Investment Fair Value Changes, Net
Residential loans held-for-investment, at Redwood	$218	$7,667	$(93,314)	$71,323
Single-family rental loans held-for-investment	—	22	(20,806)	22
Residential bridge loans held-for-investment	6,812	(742)	(10,016)	(1,363)
Trading securities	(3,600)	15,275	(224,679)	55,577
Servicer advance investments	26	1,585	(6,172)	3,025
Excess MSRs	(1,127)	(1,635)	(7,650)	(2,137)
Net investments in Legacy Sequoia entities (2)	(81)	(407)	(702)	(904)
Net investments in Sequoia Choice entities (2)	7,851	2,722	(22,065)	8,866
Net investments in Freddie Mac SLST entities (2)	82,214	17,300	(33,081)	31,702
Net investments in Freddie Mac K-Series entities (2)	2,166	7,445	(82,744)	13,810
Net investments in CAFL entities (2)	9,673	—	(41,048)	—
Other investments	2,451	(355)	(9,111)	(632)
Risk management derivatives, net	—	(37,433)	(59,142)	(144,548)
Credit recoveries (losses) on AFS securities	444	—	(1,027)	—
Total investment fair value changes, net	$107,047	$11,444	$(611,557)	$34,741
Other Income
MSRs	$(4,783)	$(7,489)	$(27,346)	$(21,243)
Risk management derivatives, net	—	4,389	13,966	13,157
Gain on re-measurement of 5 Arches investment	—	—	—	2,440
Total other income (3)	$(4,783)	$(3,100)	$(13,380)	$(5,646)
Total Market Valuation Gains (Losses), Net	$158,883	$14,549	$(606,764)	$62,720
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
September 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
At September 30, 2020, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2019. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

September 30, 2020	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(1)
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$6,312	Prepayment rate (annual CPR)	20	-	20%		20%
		Whole loan spread to swap rate	350	-	350	bps	350	bps

Jumbo loans committed to sell	98,779	Whole loan committed sales price	$101.61	-	$103.40		$103.23

Loans held by Legacy Sequoia (2)	296,765	Liability price			N/A		N/A

Loans held by Sequoia Choice (2)	1,836,361	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (2)	2,256,682	Liability price			N/A		N/A

Business purpose residential loans:
Single-family rental loans	285,549	Senior credit spread	130	-	130	bps	130	bps
		Subordinate credit spread	200	-	1,600	bps	551	bps
		Senior credit support	30	-	32%		31%
		IO discount rate	8	-	9%		9%
		Prepayment rate (annual CPR)	—	-	3%		3%
		Non-securitizable loan dollar price	$101	-	$101		$101

Single-family rental loans held by CAFL	2,969,692	Liability price			N/A		N/A

Residential bridge loans	700,860	Discount rate	6	-	12%		8%
		Non-performing loan dollar price	$3	-	$100		$89

Multifamily loans held by Freddie Mac K-Series (2)	491,415	Liability price			N/A		N/A

Trading and AFS securities	351,335	Discount rate	3	-	34%		9%
		Prepayment rate (annual CPR)	7	-	65%		24%
		Default rate	—	-	26%		1%
		Loss severity	—	-	50%		19%
		CRT dollar price	$49	-	$103		$84

Servicer advance investments	258,621	Discount rate	3	-	4%		4%
		Prepayment rate (annual CPR)	8	-	14%		13%
		Expected remaining life (3)	1	-	2	years	2	years
		Mortgage servicing income	6	-	16	bps	8	bps

MSRs	14,878	Discount rate	12	-	12%		12%
		Prepayment rate (annual CPR)	8	-	97%		26%
		Per loan annual cost to service	$95	-	$95		$95

Excess MSRs	35,070	Discount rate	15	-	21%		18%
		Prepayment rate (annual CPR)	10	-	13%		11%
		Excess mortgage servicing income	9	-	17	bps	12	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

September 30, 2020	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (1)
Assets (continued)
Shared home appreciation options	$41,758	Discount rate	16	-	16%		16%
		Prepayment rate (annual CPR)	8	-	26%		19%
		Home price appreciation	2	-	3%		3%

Guarantee asset	579	Discount rate	12	-	12%		12%
		Prepayment rate (annual CPR)	42	-	42%		42%

REO	3,523	Loss severity	3	-	63%		23%

Residential loan purchase commitments, net	10,282	Committed sales price	$100.89	-	$103.40		$102.59
		Pull-through rate	13	-	100%		58%
		Whole loan spread to TBA price	$2.00	-	$2.00		$2.00
		Whole loan spread to swap rate - fixed rate	350	-	350	bps	350	bps
		Prepayment rate (annual CPR)	15	-	15%		15%
		MSR multiple	0.8	-	4.1	x	3.4	x

Liabilities
ABS issued (2):
At consolidated Sequoia entities	1,919,048	Discount rate	2	-	30%		3%
		Prepayment rate (annual CPR)	5	-	53%		27%
		Default rate	—	-	40%		2%
		Loss severity	—	-	50%		31%

At consolidated Freddie Mac SLST entities	1,841,313	Dollar price	$1	-	$108		$99

At consolidated Freddie Mac K-Series entities (4)	464,865	Discount rate	1	-	18%		2%

At consolidated CAFL entities (4)	2,744,150	Discount rate	0.2	-	40%		3%
		Prepayment rate (annual CPR)	—	-	3%		—%
		Default rate	—	-	18%		11%
		Loss severity	30	-	30%		30%

(1)The weighted average input values for all loan types are based on the unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(2)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities. At September 30, 2020, the fair value of securities we owned at the consolidated Sequoia, Freddie Mac SLST, Freddie Mac K-Series, and CAFL entities was $215 million, $416 million, $27 million, and $229 million, respectively.
(3)Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).
(4)As a market convention, certain securities are priced to a no-loss yield and therefore do not include default and loss severity assumptions.
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
September 30, 2020
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
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at September 30, 2020 and December 31, 2019.
Table 6.1 – Classifications and Carrying Values of Residential Loans

September 30, 2020		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale at fair value	$105,128	$—	$—	$—	$105,128
Held-for-investment at fair value	—	296,765	1,836,361	2,256,682	4,389,808
Total Residential Loans	$105,128	$296,765	$1,836,361	$2,256,682	$4,494,936

December 31, 2019		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale at fair value	$536,385	$—	$—	$—	$536,385
Held-for-investment at fair value	2,111,897	407,890	2,291,463	2,367,215	7,178,465
Total Residential Loans	$2,648,282	$407,890	$2,291,463	$2,367,215	$7,714,850
At September 30, 2020, we owned mortgage servicing rights associated with $103 million (principal balance) of residential loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
The following table summarizes the characteristics of residential loans held-for-sale at September 30, 2020 and December 31, 2019.
Table 6.2 – Characteristics of Residential Loans Held-for-Sale

(Dollars in Thousands)	September 30, 2020	December 31, 2019
Number of loans	118	669
Unpaid principal balance	$102,921	$524,928
Fair value of loans	$105,128	$536,280
Number of loans with 90+ day delinquencies	2	1
Unpaid principal balance of loans with 90+ day delinquencies	$2,356	$747
Fair value of loans with 90+ day delinquencies	$1,767	$616
Number of loans in foreclosure	—	—
Market value of loans pledged as collateral under short-term borrowing agreements	$95,023	$201,949

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 6. Residential Loans - (continued)
The following table provides the activity of residential loans held-for-sale during the three and nine months ended September 30, 2020 and 2019.
Table 6.3 – Quarterly Activity of Residential Loans Held-for-Sale

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Principal balance of loans acquired	$172,162	$1,446,750	$2,859,813	$3,936,111
Principal balance of loans sold	87,868	1,534,315	5,024,663	3,921,280
Net market valuation gains (losses) recorded (1)	(478)	(6,623)	(15,972)	286
(1)Net market valuation gains (losses) on residential loans held-for-sale are recorded through Mortgage banking activities, net on our consolidated statements of income (loss).
Residential Loans Held-for-Investment at Fair Value
The following tables summarize the characteristics of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at September 30, 2020 and December 31, 2019.
Table 6.4 – Characteristics of Residential Loans Held-for-Investment

September 30, 2020		Legacy	Sequoia	Freddie Mac
(Dollars in Thousands)	Redwood	Sequoia	Choice	SLST
Number of loans	—	1,976	2,546	13,893
Unpaid principal balance	$—	$352,392	$1,811,967	$2,304,047
Fair value of loans	$—	$296,765	$1,836,361	$2,256,683
Number of loans with 90+ day delinquencies (1)	—	49	132	1,772
Unpaid principal balance of loans with 90+ day delinquencies	$—	$16,076	$102,693	$339,537
Fair value of loans with 90+ day delinquencies (2)	$—	N/A	N/A	N/A
Number of loans in foreclosure	—	21	3	175
Unpaid principal balance of loans in foreclosure	$—	$4,820	$1,814	$28,380

December 31, 2019		Legacy	Sequoia	Freddie Mac
(Dollars in Thousands)	Redwood	Sequoia	Choice	SLST
Number of loans	2,940	2,198	3,156	14,502
Unpaid principal balance	$2,052,778	$424,829	$2,240,679	$2,428,035
Fair value of loans	$2,111,897	$407,890	$2,291,463	$2,367,215
Number of loans with 90+ day delinquencies (1)	2	39	9	587
Unpaid principal balance of loans with 90+ day delinquencies	$1,585	$9,803	$6,755	$134,680
Fair value of loans with 90+ day delinquencies (2)	$1,424	N/A	N/A	N/A
Number of loans in foreclosure	—	16	3	208
Unpaid principal balance of loans in foreclosure	$—	$3,673	$2,290	$33,042
(1)For loans held at consolidated entities, the number of loans greater than 90 days delinquent includes loans in foreclosure.
(2)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 6. Residential Loans - (continued)
The following table provides the activity of residential loans held-for-investment at Redwood during the three and nine months ended September 30, 2020 and 2019.
Table 6.5 – Quarterly Activity of Residential Loans Held-for-Investment at Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Principal balance of loans acquired	$—	$—	$—	$39,194
Principal balance of loans sold	—	—	—	—
Fair value of loans transferred from HFS to HFI	—	—	13,258	68,703
Fair value of loans transferred from HFI to HFS	—	—	1,870,986	22,814
Net market valuation gains (losses) recorded (1)	218	7,667	(93,314)	71,323
(1)Net market valuation gains (losses) on residential loans held-for-investment at Redwood are recorded through Investment fair value changes, net on our consolidated statements of income (loss).
The following table provides the activity of residential loans held-for-investment at consolidated entities during the three and nine months ended September 30, 2020 and 2019.
Table 6.6 – Quarterly Activity of Residential Loans Held-for-Investment at Consolidated Entities

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Legacy	Sequoia	Freddie Mac	Legacy	Sequoia	Freddie Mac
(In Thousands)	Sequoia	Choice	SLST	Sequoia	Choice	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$—	N/A	N/A	$270,506	N/A
Net market valuation gains (losses) recorded (2)	$21,938	$(5,175)	$159,687	$(38,996)	$(21,727)	$15,254

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Legacy	Sequoia	Freddie Mac	Legacy	Sequoia	Freddie Mac
(In Thousands)	Sequoia	Choice	SLST	Sequoia	Choice	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$727,088	N/A	N/A	$1,076,671	N/A
Net market valuation gains (losses) recorded (2)	$(103)	$(11,029)	$39,783	$5,271	$4,841	$94,788
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with Sequoia Choice securitizations.
(2)For loans held at our consolidated Legacy Sequoia, Sequoia Choice, and Freddie Mac SLST entities, market value changes are based on the estimated fair value of the associated ABS issued, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investments in these securitization entities is presented in Note 5.
Note 7. Business Purpose Residential Loans
We originate business purpose residential loans, including single-family rental loans and residential bridge loans. This origination activity commenced in connection with our acquisitions of 5 Arches and CoreVest in 2019.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 7. Business Purpose Residential Loans - (continued)
Business Purpose Residential Loan Originations
During the three months ended September 30, 2020, we funded $261 million of business purpose residential loans and sold $2 million of residential bridge loans and $2 million of single-family rental loans to third parties. The remaining business purpose residential loans were transferred to our investment portfolio (residential bridge loans), or retained in our mortgage banking business (single-family rental loans) for future securitizations. Prior to the transfer of residential bridge loans to our investment portfolio, we recorded a net market valuation gain of less than $0.1 million on these loans through Mortgage banking activities, net on our consolidated statements of income (loss) for the three months ended September 30, 2020. Market valuation adjustments on our single-family rental loans are also recorded in Mortgage banking activities, net on our consolidated statements of income (loss) prior to their sale or securitization. Additionally, during the three and nine months ended September 30, 2020, we recorded loan origination fee income associated with business purpose residential loans of $3 million and $13 million, respectively, through Mortgage banking activities, net on our consolidated statements of income (loss).
The following table summarizes the classifications and carrying values of the business purpose residential loans owned at Redwood at September 30, 2020 and December 31, 2019.
Table 7.1 – Classifications and Carrying Values of Business Purpose Residential Loans

September 30, 2020	Single-Family Rental		Residential
(In Thousands)	Redwood	CAFL	Bridge	Total
Held-for-sale at fair value	$285,549	—	$—	$285,549
Held-for-investment at fair value	—	2,969,692	700,860	3,670,552
Total Business Purpose Residential Loans	$285,549	$2,969,692	$700,860	$3,956,101

December 31, 2019	Single-Family Rental		Residential
(In Thousands)	Redwood	CAFL	Bridge	Total
Held-for-sale at fair value	$331,565	$—	$—	$331,565
Held-for-investment at fair value	237,620	2,192,552	745,006	3,175,178
Total Business Purpose Residential Loans	$569,185	$2,192,552	$745,006	$3,506,743
The following tables summarize the characteristics of the business purpose residential loans owned at Redwood at September 30, 2020 and December 31, 2019.
Table 7.2 – Characteristics of Business Purpose Residential Loans

September 30, 2020	Single-Family Rental at Redwood	Single-Family Rental at CAFL	Residential Bridge
(Dollars in Thousands)
Number of loans	140	1,027	2,262
Unpaid principal balance	$272,492	$2,815,045	$708,555
Fair value of loans	$285,549	$2,969,692	$700,860
Weighted average coupon	5.26%	5.50%	8.02%
Weighted average remaining loan term (years)	7	6	1
Number of loans with 90+ day delinquencies (1)	6	26	24
Unpaid principal balance of loans with 90+ day delinquencies	$3,018	$70,949	$38,437
Fair value of loans with 90+ day delinquencies (2)	$2,954	N/A	$33,464
Number of loans in foreclosure	—	9	24
Unpaid principal balance of loans in foreclosure	$—	$14,032	$39,755
Fair value of loans in foreclosure (2)	$—	N/A	$34,489

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 7. Business Purpose Residential Loans - (continued)

December 31, 2019	Single-Family Rental at Redwood	Single-Family Rental at CAFL	Residential Bridge
(Dollars in Thousands)
Number of loans	308	783	2,653
Unpaid principal balance	$552,848	$2,078,214	$742,528
Fair value of loans	$569,185	$2,192,552	$745,006
Weighted average coupon	4.96%	5.70%	8.11%
Weighted average remaining loan term (years)	9	7	2
Number of loans with 90+ day delinquencies (1)	2	18	31
Unpaid principal balance of loans with 90+ day delinquencies	$1,688	$29,039	$14,186
Fair value of loans with 90+ day delinquencies (2)	$1,818	N/A	$12,111
Number of loans in foreclosure	1	5	15
Unpaid principal balance of loans in foreclosure	$130	$9,169	$8,987
Fair value of loans in foreclosure (2)	$130	N/A	$6,917
(1)The number of loans greater than 90 days delinquent includes loans in foreclosure.
(2)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.

Single-Family Rental Loans
During the three and nine months ended September 30, 2020, we originated $196 million and $632 million of single-family rental loans, respectively. During the nine months ended September 30, 2020, we transferred $925 million of single-family rental loans from held-for-sale to held-for-investment associated with three CAFL securitizations and sold $34 million to third parties. Additionally, at March 31, 2020, we transferred all held-for-investment single-family rental loans to held-for-sale. During the three and nine months ended September 30, 2020, we recorded net market valuation gains of $43 million and $34 million, respectively, on single-family rental loans. The $43 million of net market valuation gains recorded during the three months ended September 30, 2020 were recorded through Mortgage banking activities, net on our consolidated statements of income (loss). Of the $34 million of net market valuation gains recorded during the nine months ended September 30, 2020, $55 million of net market valuation gains were recorded through Mortgage banking activities, net and $21 million of net market valuation losses were recorded through Investment fair value changes, net on our consolidated statements of income (loss). During the three and nine months ended September 30, 2019, we recorded net market valuation gains of $1 million and $3 million, respectively, on single-family rental loans through Mortgage banking activities, net on our consolidated statements of income (loss).
Single-Family Rental Loans Held-for-Investment at CAFL
    In conjunction with our acquisition of CoreVest in the fourth quarter of 2019, we consolidated the single-family rental loans owned at certain CAFL securitization entities. The outstanding single-family rental loans held-for-investment at CAFL at September 30, 2020 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years.
During the three and nine months ended September 30, 2020, we recorded a net market valuation gain of $88 million and a net market valuation loss of $14 million, respectively, on these loans through Investment fair value changes, net on our consolidated statements of income (loss). Pursuant to the collateralized financing entity guidelines, the market valuation changes of these loans are based on the estimated fair value of the ABS issued associated with CAFL securitizations. The net impact to our income statement associated with our retained economic investment in the CAFL securitization entities is presented in Note 5.
Residential Bridge Loans Held-for-Investment
The outstanding residential bridge loans held-for-investment at September 30, 2020 were first lien, fixed-rate, interest-only loans with original maturities of six to 24 months. During the nine months ended September 30, 2020, we transferred four loans with a fair value of $5 million to REO, which is included in Other assets on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 7. Business Purpose Residential Loans - (continued)
During the three and nine months ended September 30, 2020, $64 million and $324 million of newly originated residential bridge loans, respectively, were transferred to our investment portfolio. During the three and nine months ended September 30, 2020, we recorded a net market valuation gain of $7 million and a net market valuation loss of $10 million, respectively, on residential bridge loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income (loss). During both the three and nine months ended September 30, 2019, we recorded net market valuation losses of $1 million on residential bridge loans held-for-investment at fair value through Investment fair value changes, net on our consolidated statements of income (loss).
At September 30, 2020, we had a $225 million commitment to fund residential bridge loans. See Note 16 for additional information on this commitment.
Note 8. Multifamily Loans
Since 2018, we have invested in multifamily subordinate securities issued by Freddie Mac K-Series securitization trusts and were required to consolidate the underlying multifamily loans owned at these entities for financial reporting purposes in accordance with GAAP. During the first quarter of 2020, we sold subordinate securities issued by four such Freddie Mac K-Series securitization trusts and deconsolidated $3.85 billion of multifamily loans. See Note 2 for further discussion.
The following table summarizes the characteristics of the multifamily loans consolidated at Redwood at September 30, 2020 and December 31, 2019.
Table 8.1 – Characteristics of Multifamily Loans

(Dollars in Thousands)	September 30, 2020	December 31, 2019
Number of loans	28	279
Unpaid principal balance	$464,680	$4,195,000
Fair value of loans	$491,415	$4,408,524
Weighted average coupon	4.25%	4.13%
Weighted average remaining loan term (years)	5	6
Number of loans with 90+ day delinquencies	—	—
Number of loans in foreclosure	—	—
The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entities at September 30, 2020 were first-lien, fixed-rate loans that were originated in 2015 and had original loan terms of ten years. The following table provides the activity of multifamily loans held-for-investment during the three and nine months ended September 30, 2020 and 2019.
Table 8.2 – Quarterly Activity of Multifamily Loans Held-for-Investment

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Net market valuation gains (losses) recorded (1)	$2,340	$47,353	$(61,500)	$178,374
(1)Net market valuation gains (losses) on multifamily loans held-for-investment are recorded through Investment fair value changes, net on our consolidated statements of income (loss). For loans held at our consolidated Freddie Mac K-Series entities, market value changes are based on the estimated fair value of the associated ABS issued, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investment in these securitization entities is presented in Note 5.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 9. Real Estate Securities
We invest in real estate securities that we acquire from third parties or create and retain from our Sequoia securitizations. The following table presents the fair values of our real estate securities by type at September 30, 2020 and December 31, 2019.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	September 30, 2020	December 31, 2019
Trading	$144,162	$860,540
Available-for-sale	207,173	239,334
Total Real Estate Securities	$351,335	$1,099,874
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
Trading Securities
The following table presents the fair value of trading securities by position and collateral type at September 30, 2020 and December 31, 2019.
Table 9.2 – Trading Securities by Position

(In Thousands)	September 30, 2020	December 31, 2019
Senior	$28,091	$150,067
Mezzanine	3,651	538,489
Subordinate	112,420	171,984
Total Trading Securities	$144,162	$860,540
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). At September 30, 2020 and December 31, 2019, our senior trading securities included $28 million and $64 million of interest-only securities, respectively, for which there is no principal balance, and the unpaid principal balance of our remaining senior trading securities was zero and $84 million, respectively. Our interest-only securities included $12 million and $36 million of certificated mortgage servicing rights at September 30, 2020 and December 31, 2019, respectively, which are securities we retained from certain of our Sequoia securitizations that represent certificated servicing strips. At September 30, 2020 and December 31, 2019, our trading securities included $60 million and $161 million of RPL securities, respectively.
At September 30, 2020 and December 31, 2019, our mezzanine trading securities had an unpaid principal balance of $4 million and $537 million, respectively. At September 30, 2020 and December 31, 2019, the fair value of our mezzanine securities was $4 million and $538 million, respectively, and included $4 million and $39 million of Sequoia securities, respectively, zero and $395 million of multifamily securities, respectively, and zero and $104 million of other third-party residential securities, respectively, including zero and $30 million of RPL securities, respectively.
At September 30, 2020 and December 31, 2019, our subordinate trading securities had an unpaid principal balance of $266 million and $302 million, respectively. At September 30, 2020 and December 31, 2019, the fair value of our subordinate securities was $112 million and $172 million, respectively, and included $50 million and $90 million, respectively, of Agency residential mortgage credit risk transfer (or "CRT") securities, and $55 million and $82 million, respectively, of other third-party residential securities, including $51 million and $76 million of RPL securities, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 9. Real Estate Securities - (continued)

During the three and nine months ended September 30, 2020, we acquired $11 million and $78 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $16 million and $721 million, respectively, of such securities. During the three and nine months ended September 30, 2019, we acquired $66 million and $335 million (principal balance), respectively, of securities for which we elected the fair value option and classified as trading, and sold $236 million and $397 million, respectively, of such securities.
During the three and nine months ended September 30, 2020, we recorded net market valuation losses of $4 million and $225 million, respectively, on trading securities, included in Investment fair value changes, net on our consolidated statements of income (loss). During the three and nine months ended September 30, 2019, we recorded net market valuation gains of $15 million and $56 million, respectively, on trading securities, included in Investment fair value changes, net on our consolidated statements of income (loss).
AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at September 30, 2020 and December 31, 2019.
Table 9.3 – Available-for-Sale Securities by Position

(In Thousands)	September 30, 2020	December 31, 2019
Senior	$—	$25,792
Mezzanine	2,016	13,687
Subordinate	205,157	199,855
Total AFS Securities	$207,173	$239,334
At September 30, 2020 and December 31, 2019, our available-for-sale securities were comprised of $160 million and $230 million of residential mortgage-backed securities, respectively, and $48 million and $9 million of multifamily mortgage-backed securities, respectively. At September 30, 2020 and December 31, 2019, our residential available-for-sale securities were comprised of $124 million and $141 million of residential mortgage-backed securities we retained from our Sequoia securitizations, respectively, and $35 million and $90 million of other third-party residential securities, respectively.
During the three and nine months ended September 30, 2020, we purchased $25 million and $57 million of AFS securities, respectively, and sold zero and $55 million of AFS securities, respectively, which resulted in net realized gains of zero and $5 million, respectively. During the three and nine months ended September 30, 2019, we purchased $12 million and $21 million of AFS securities, respectively, and sold $15 million and $82 million of AFS securities, respectively, which resulted in net realized gains of $4 million and $13 million, respectively.
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
At September 30, 2020, we had $45 million of AFS securities with contractual maturities less than five years, $3 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at September 30, 2020 and December 31, 2019.
Table 9.4 – Carrying Value of AFS Securities

September 30, 2020
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$—	$2,000	$287,659	$289,659
Credit reserve	—	—	(43,186)	(43,186)
Unamortized discount, net	—	—	(99,221)	(99,221)
Amortized cost	—	2,000	145,252	147,252
Gross unrealized gains	—	16	63,439	63,455
Gross unrealized losses	—	—	(2,507)	(2,507)
Allowance for credit losses	—	—	(1,027)	(1,027)
Carrying Value	$—	$2,016	$205,157	$207,173

December 31, 2019
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$26,331	$13,512	$264,234	$304,077
Credit reserve	(533)	—	(32,407)	(32,940)
Unamortized discount, net	(10,427)	(527)	(113,301)	(124,255)
Amortized cost	15,371	12,985	118,526	146,882
Gross unrealized gains	10,450	702	81,329	92,481
Gross unrealized losses	(29)	—	—	(29)
Carrying Value	$25,792	$13,687	$199,855	$239,334
The following table presents the changes for the three and nine months ended September 30, 2020, in unamortized discount and designated credit reserves on AFS securities.
Table 9.5 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$37,785	$104,260	$32,940	$124,255
Amortization of net discount	—	(1,766)	—	(4,607)
Realized credit losses	(194)	—	(897)	—
Acquisitions	1,303	1,019	6,487	1,796
Sales, calls, other	—	—	(726)	(16,841)
(Release of) transfers to credit reserves, net	4,292	(4,292)	5,382	(5,382)
Ending Balance	$43,186	$99,221	$43,186	$99,221

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of AFS securities that were in a gross unrealized loss position at September 30, 2020 and December 31, 2019.
Table 9.6 – Components of Fair Value of AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
September 30, 2020	$32,890	$(2,507)	$30,330	$—	$—	$—
December 31, 2019	—	—	—	5,830	(29)	5,801
At September 30, 2020, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 96 AFS securities, of which seven were in an unrealized loss position and zero were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2019, our consolidated balance sheet included 107 AFS securities, of which one was in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $3 million at September 30, 2020. Pursuant to our adoption of ASU 2016-13, "Financial Instruments - Credit Losses" in the first quarter of 2020, we evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At September 30, 2020, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At September 30, 2020, our allowance for credit losses related to our AFS securities was $1 million. AFS securities for which an allowance is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at September 30, 2020.
Table 9.7 – Significant Credit Quality Indicators

September 30, 2020	Subordinate Securities
Default rate	0.5%
Loss severity	20%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities held at September 30, 2020.
Table 9.8 – Rollforward of Allowance for Credit Losses

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2020	September 30, 2020
Beginning balance allowance for credit losses	$1,471	$—
Transition impact from adoption of new standard	—	—
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	339	1,864
Additional increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(783)	(837)
Allowance on purchased financial assets with credit deterioration	—	—
Reduction to allowance for securities sold during the period	—	—
Reduction to allowance for securities we intend to sell or more likely than not will be required to sell	—	—
Write-offs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of allowance for credit losses	$1,027	$1,027
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and nine months ended September 30, 2020 and 2019.
Table 9.9 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Gross realized gains - sales	$—	$3,656	$8,779	$13,143
Gross realized gains - calls	—	1,058	—	5,084
Gross realized losses - sales	—	—	(4,144)	—
Total Realized Gains on Sales and Calls of AFS Securities, net	$—	$4,714	$4,635	$18,227
Note 10. Other Investments
Other investments at September 30, 2020 and December 31, 2019 are summarized in the following table.
Table 10.1 – Components of Other Investments

(In Thousands)	September 30, 2020	December 31, 2019
Servicer advance investments	$258,621	$169,204
Shared home appreciation options	41,758	45,085
Excess MSRs	35,070	31,814
Mortgage servicing rights	14,878	42,224
Investment in multifamily loan fund	(323)	39,802
Other	34,624	30,001
Total Other Investments	$384,628	$358,130

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 10. Other Investments - (continued)
Servicer advance investments
In 2018, we and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to a portfolio of legacy residential mortgage-backed securitizations serviced by the co-investor (Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding the transaction). During the nine months ended September 30, 2020, we funded additional purchases of outstanding servicer advances and excess MSRs under the same partnership structure. At September 30, 2020, we had funded $94 million of total capital to the SA Buyers (see Note 16 for additional detail).
At September 30, 2020, our servicer advance investments had a carrying value of $259 million and were associated with a portfolio of residential mortgage loans with an unpaid principal balance of $9.71 billion. The outstanding servicer advance receivables associated with this investment were $242 million at September 30, 2020, which were financed with short-term non-recourse securitization debt (see Note 13 for additional detail on this debt). The servicer advance receivables were comprised of the following types of advances at September 30, 2020 and December 31, 2019.
Table 10.2 – Components of Servicer Advance Receivables

(In Thousands)	September 30, 2020	December 31, 2019
Principal and interest advances	$88,370	$15,081
Escrow advances (taxes and insurance advances)	115,352	96,732
Corporate advances	38,337	39,769
Total Servicer Advance Receivables	$242,059	$151,582
We account for our servicer advance investments at fair value and during the three and nine months ended September 30, 2020, we recorded $3 million and $8 million, respectively, of interest income associated with these investments, and recorded net market valuation gain of less than $0.1 million and a net market valuation loss of $6 million, respectively, through Investment fair value changes, net in our consolidated statements of income (loss). During the three and nine months ended September 30, 2019, we recorded $3 million and $9 million, respectively, of interest income associated with these investments for each of these periods, and recorded net market valuation gains of $2 million and $3 million, respectively, through Investment fair value changes, net in our consolidated statements of income (loss).
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
At September 30, 2020 and December 31, 2019, our MSRs had a fair value of $15 million and $42 million, respectively, and were associated with loans with an aggregate principal balance of $3.14 billion and $4.35 billion, respectively. During the three and nine months ended September 30, 2020, including net market valuation gains and losses on our MSRs and related risk management derivatives, we recorded net losses of $2 million and $6 million, respectively, through Other income on our consolidated statements of income (loss). During the three and nine months ended September 30, 2019, we recognized $0.4 million and $2 million of income, net, respectively, through Other income on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 10. Other Investments - (continued)
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three and nine months ended September 30, 2020, we recognized $3 million and $9 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $1 million and $8 million, respectively, through Investment fair value changes, net on our consolidated statements of income (loss). During the three and nine months ended September 30, 2019, we recognized $2 million and $6 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $2 million for both periods through Investment fair value changes, net on our consolidated statements of income (loss).
Investment in Multifamily Loan Fund
In January 2019, we invested in a limited partnership created to acquire floating rate, light-renovation multifamily loans from Freddie Mac. At September 30, 2020, the carrying amount of our investment in the partnership was zero and we had no remaining funding obligations to the partnership. During the three and nine months ended September 30, 2020, we acquired $28 million and $56 million of securities, respectively, from the partnership's securitization transactions. During the three and nine months ended September 30, 2020, we recorded income of $0.3 million and $0.6 million, respectively, associated with this investment in Other income on our consolidated statements of income (loss). During the three and nine months ended September 30, 2019, we recorded $1 million and $0.5 million of income, respectively, associated with this investment in Other income on our consolidated statements of income (loss).
Shared Home Appreciation Options
In the third quarter of 2019, we entered into a flow purchase agreement to acquire shared home appreciation options. At September 30, 2020, we had acquired $47 million of shared home appreciation options under this flow purchase agreement and had an outstanding commitment to fund up to an additional $3 million under this agreement. We account for these investments under the fair value option and during the three and nine months ended September 30, 2020, we recorded a net market valuation gain of $2 million and a net market valuation loss of $4 million, respectively, related to these assets through Investment fair value changes, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 11. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at September 30, 2020 and December 31, 2019.
Table 11.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	September 30, 2020		December 31, 2019
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$78	$25,000	$17,095	$1,399,000
TBAs	402	140,000	5,755	2,445,000
Interest rate futures	63	40,000	777	213,700
Swaptions	3,393	285,000	1,925	1,065,000
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	10,773	1,724,207	10,149	1,537,162
Total Assets	$14,709	$2,214,207	$35,701	$6,659,862

Liabilities - Cash Flow Hedges
Interest rate swaps	$—	$—	$(51,530)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	(15)	25,000	(97,235)	2,314,300
TBAs	(263)	105,000	(13,359)	4,160,000
Interest rate futures	—	—	(10)	12,300
Liabilities - Other Derivatives
Loan purchase commitments	(1,334)	231,651	(1,290)	303,394
Total Liabilities	$(1,612)	$361,651	$(163,424)	$6,929,494
Total Derivative Financial Instruments, Net	$13,097	$2,575,858	$(127,723)	$13,589,356

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 11. Derivative Financial Instruments - (continued)
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At September 30, 2020, we were party to swaps and swaptions with an aggregate notional amount of $335 million, TBA agreements sold with an aggregate notional amount of $245 million, and interest rate futures contracts with an aggregate notional amount of $40 million. At December 31, 2019, we were party to swaps and swaptions with an aggregate notional amount of $4.78 billion, TBA agreements sold with an aggregate notional amount of $6.61 billion, and interest rate futures contracts with an aggregate notional amount of $226 million.
During the three and nine months ended September 30, 2020, risk management derivatives had net market valuation losses of zero and $98 million, respectively. During the three and nine months ended September 30, 2019, risk management derivatives had net market valuation losses of $36 million and $147 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and Other income on our consolidated statements of income (loss). During the three months ended March 31, 2020, we settled substantially all of our outstanding derivative contracts as we determined that they were no longer effectively managing the risks associated with certain assets and liabilities.
Loan Purchase and Interest Rate Lock Commitments
LPCs and IRLCs that qualify as derivatives are recorded at their estimated fair values. For the three and nine months ended September 30, 2020, LPCs and IRLCs had net market valuation gains of $14 million and $35 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss). For the three and nine months ended September 30, 2019, LPCs and IRLCs had net market valuation gains of $14 million and $42 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss).
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges.
During the first quarter of 2020, we terminated and settled all of our outstanding derivatives that had been designated as cash flow hedges for our long-term debt, with a payment of $84 million. For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $82 million and $51 million at September 30, 2020 and December 31, 2019, respectively. We will amortize this loss into interest expense over the remaining term of the trust preferred securities and subordinated notes. As of September 30, 2020, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
For the three and nine months ended September 30, 2020, changes in the values of designated cash flow hedges were zero and negative $33 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity. For the three and nine months ended September 30, 2019, changes in the values of designated cash flow hedges were negative $12 million and negative $27 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and nine months ended September 30, 2020 and 2019.
Table 11.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Net interest expense on cash flows hedges	$—	$(727)	$(860)	$(2,004)
Realized net losses reclassified from other comprehensive income	(1,040)	—	(2,148)	—
Total Interest Expense	$(1,040)	$(727)	$(3,008)	$(2,004)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 11. Derivative Financial Instruments - (continued)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At September 30, 2020, we assessed this risk as remote and did not record a specific valuation adjustment.
At September 30, 2020, we were in compliance with our derivative counterparty ISDA agreements.
Note 12. Other Assets and Liabilities
Other assets at September 30, 2020 and December 31, 2019 are summarized in the following table.
Table 12.1 – Components of Other Assets

(In Thousands)	September 30, 2020	December 31, 2019
Accrued interest receivable	$39,330	$71,058
Investment receivable	25,767	23,330
Right-of-use asset	13,487	11,866
REO	8,535	9,462
Pledged collateral	8,172	32,945
Income tax receivables	8,148	36
FHLBC stock	5,000	43,393
Fixed assets and leasehold improvements (1)	4,408	4,901
Margin receivable	3,809	209,776
Other	7,617	12,554
Total Other Assets	$124,273	$419,321
(1)Fixed assets and leasehold improvements had a basis of $12 million and accumulated depreciation of $8 million at September 30, 2020.
Accrued expenses and other liabilities at September 30, 2020 and December 31, 2019 are summarized in the following table.
Table 12.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	September 30, 2020	December 31, 2019
Accrued interest payable	$34,225	$60,655
Payable to minority partner	17,492	13,189
Accrued compensation	17,127	33,888
Lease liability	15,123	13,443
Deferred consideration	14,442	—
Guarantee obligations	11,264	14,009
Current accounts payable	8,717	5,468
Residential loan and MSR repurchase reserve	8,565	4,268
Residential bridge loan holdbacks	6,350	10,682
Deferred tax liabilities	5,152	5,152
Accrued operating expenses	3,922	4,358
Contingent consideration	—	28,484
Other	13,610	13,297
Total Accrued Expenses and Other Liabilities	$155,989	$206,893

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 12. Other Assets and Liabilities - (continued)
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for additional descriptions of our other assets and liabilities.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. Through September 30, 2020, we had met all margin calls due.
REO
The carrying value of REO at September 30, 2020 was $9 million, which included $3 million of REO from our residential bridge loan portfolio, $1 million from our consolidated Legacy Sequoia entities, $1 million from our consolidated Freddie Mac SLST entities, and $4 million from consolidated CAFL entities. At September 30, 2020, there were two residential bridge loan REO assets, three REO assets at our Legacy Sequoia entities, nine REO assets at our Freddie Mac SLST entities, and three REO assets at our CAFL entities recorded on our consolidated balance sheets. During the nine months ended September 30, 2020, transfers into REO included a $5 million residential bridge loan, $1 million from Legacy Sequoia entities, $1 million from Freddie Mac SLST entities, and $6 million from CAFL entities. During the nine months ended September 30, 2020, there were REO liquidations of $13 million, resulting in $0.3 million of unrealized losses which were recorded in Investment fair value changes, net, on our consolidated statements of income (loss). At December 31, 2019, there were four residential bridge loan REO assets, four REO assets at our Legacy Sequoia entities, three REO assets at our Freddie Mac SLST entities, and two REO assets at our CAFL entities recorded on our consolidated balance sheets.
Note 13. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and investment banking firms. At September 30, 2020, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at September 30, 2020 and December 31, 2019.
Table 13.1 – Short-Term Debt

	September 30, 2020
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	4	$81,898	$600,000	2.90%	10/2020-8/2021	203
Business purpose residential loan warehouse (2)	2	96,811	500,000	3.28%	6/2021-5/2022	437
Real estate securities repo (1)	3	75,054	—	2.87%	10/2020-12/2020	38
Total Short-Term Debt Facilities	9	253,763
Servicer advance financing	1	228,998	400,000	1.96%	11/2020	61
Total Short-Term Debt		$482,761

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
(1)Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At September 30, 2020 and December 31, 2019, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
(2)Due to the revolving nature of the borrowings under these facilities, we have classified these facilities as short-term debt at September 30, 2020. Borrowings under these facilities will be repaid as the underlying loans mature or are sold to third parties or transferred to securitizations.
The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt facilities at September 30, 2020 and December 31, 2019.
Table 13.2 – Collateral for Short-Term Debt Facilities

(In Thousands)	September 30, 2020	December 31, 2019
Collateral Type
Held-for-sale residential loans	$95,023	$201,949
Business purpose residential loans	110,505	988,179
Real estate securities
On balance sheet	24,670	618,881
Sequoia Choice securitizations (1)	63,088	111,341
Freddie Mac SLST securitizations (1)	—	381,640
Freddie Mac K-Series securitizations (1)	26,550	252,284
CAFL securitizations (1)	—	127,840
Total real estate securities owned	114,308	1,491,986
Other assets	—	16,252
Total Collateral for Short-Term Debt Facilities	$319,836	$2,698,366
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
For the three and nine months ended September 30, 2020, the average balances of our short-term debt facilities were $313 million and $1.42 billion, respectively. At September 30, 2020 and December 31, 2019, accrued interest payable on our short-term debt facilities was $1 million and $6 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 13. Short-Term Debt - (continued)
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At September 30, 2020, the fair value of servicer advances, cash and restricted cash collateralizing the securitization financing was $270 million. At September 30, 2020, the accrued interest payable balance on this financing was $0.1 million and the unamortized capitalized commitment costs were $0.2 million.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $3 million at September 30, 2020. At both September 30, 2020 and December 31, 2019, we had no outstanding borrowings on this facility.
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt as well as our convertible notes at September 30, 2020.
Table 13.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	September 30, 2020
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$1,217	$—	$80,681	$81,898
Business purpose residential loans	—	—	96,811	96,811
Real estate securities	37,217	37,837	—	75,054
Total Secured Short-Term Debt	38,434	37,837	177,492	253,763
Servicer advance financing	—	228,998	—	228,998
Total Short-Term Debt	$38,434	$266,835	$177,492	$482,761
Note 14. Asset-Backed Securities Issued
The carrying values of ABS issued by our consolidated securitization entities at September 30, 2020 and December 31, 2019, along with other selected information, are summarized in the following table.
Table 14.1 – Asset-Backed Securities Issued

September 30, 2020	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST (1)	Freddie Mac K-Series	CAFL	Total
(Dollars in Thousands)
Certificates with principal balance	$347,985	$1,571,714	$1,925,144	$418,212	$2,528,974	$6,792,029
Interest-only certificates	1,268	6,805	24,053	13,122	137,064	182,312
Market valuation adjustments	(56,769)	48,045	95,138	33,531	78,112	198,057
ABS Issued, Net	$292,484	$1,626,564	$2,044,335	$464,865	$2,744,150	$7,172,398
Range of weighted average interest rates, by series	0.35% to 1.96%	2.23% to 5.02%	3.50% to 4.75%	3.39%	3.18% to 5.53%
Stated maturities	2024 - 2036	2047 - 2050	2028 - 2059	2025	2022 - 2048
Number of series	20	10	3	1	13

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
(1)Includes $208 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost.
During the third quarter of 2020, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $210 million (principal balance) of ABS issued to third parties and retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. The ABS was issued at a discount and we have elected to account for the ABS issued at amortized cost. At September 30, 2020, the carrying value of the ABS issued was $203 million and the debt discount was $5 million. The stated coupon of the ABS issued was 4.75% at issuance and the final stated maturity occurs in July 2059. The ABS issued is subject to optional redemption and interest rate step-ups prior to the stated maturity according to the terms of the respective governing agreements.
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At September 30, 2020, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at September 30, 2020 and December 31, 2019. Interest due on consolidated ABS issued is payable monthly.
Table 14.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2020	December 31, 2019
Legacy Sequoia	$180	$395
Sequoia Choice	5,652	7,732
Freddie Mac SLST (1)	5,831	5,374
Freddie Mac K-Series	1,182	12,887
CAFL	9,180	7,298
Total Accrued Interest Payable on ABS Issued	$22,025	$33,686
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood.
Note 15. Long-Term Debt
Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a full description of our long-term debt.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 15. Long-Term Debt - (continued)

FHLBC Borrowings
At September 30, 2020, $1 million of advances were outstanding under our FHLBC borrowing agreement, with a weighted average interest rate of 0.35%. These borrowings mature in 2026. At December 31, 2019, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.88% and a weighted average maturity of six years. During the three and nine months ended September 30, 2020, we repaid zero and $2.00 billion, respectively, of our FHLBC borrowings. At September 30, 2020, total advances under this agreement were secured by $1 million of restricted cash. We do not expect to increase borrowings under our FHLBC borrowing agreement above the existing $1 million of advances outstanding. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At September 30, 2020, our subsidiary held $5 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.
Recourse Subordinate Securities Financing Facilities
In 2019, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable (e.g., not subject to margin calls based on the market value of the underlying collateral) recourse debt financing of certain Sequoia securities as well as securities retained from our consolidated Sequoia Choice securitizations. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through September 2022. The financing facility may be terminated, at our option, in September 2022, and has a final maturity in September 2024, provided that the interest rate on amounts outstanding under the facility increases between October 2022 and September 2024. At September 30, 2020, we had borrowings under this facility totaling $180 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $179 million. At September 30, 2020, the fair value of real estate securities pledged as collateral under this long-term debt facility was $232 million and included Sequoia securities and securities retained from our Sequoia Choice securitizations.
In the first quarter of 2020, a subsidiary of Redwood entered into a second repurchase agreement with similar terms to provide non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through February 2023. The financing facility may be terminated, at our option, in February 2023, and has a final maturity in February 2025, provided that the interest rate on amounts outstanding under the facility increases between March 2023 and February 2025. At September 30, 2020, we had borrowings under this facility totaling $103 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $102 million. At September 30, 2020, the fair value of real estate securities pledged as collateral under this long-term debt facility was $112 million and included securities retained from our consolidated CAFL securitizations.
Non-Recourse Business Purpose Loan Financing Facilities
In the third quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for business purpose bridge loans. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 3.85% (with a 0.50% LIBOR floor), through July 2022. We do not have the ability to increase borrowings under this borrowing facility above the existing amounts outstanding. At September 30, 2020, we had borrowings under this facility totaling $158 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $157 million. At September 30, 2020, $216 million of bridge loans were pledged as collateral under this facility.
In the second quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for business purpose bridge loans. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 7.50% (with a 1.50% LIBOR floor), through June 2022 (facility is fully callable in June 2021). This facility has an aggregate maximum borrowing capacity of $530 million, which consists of a term facility of $355 million and a revolving facility of $175 million. The revolving period ends in June 2021, and amounts borrowed under the term and revolving facilities are due in full in June 2022. At September 30, 2020, we had borrowings under this facility totaling $302 million and $4 million of unamortized deferred issuance costs, for a net carrying value of $298 million. At September 30, 2020, $369 million of bridge loans and $25 million of other BPL investments were pledged as collateral under this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 15. Long-Term Debt - (continued)

Recourse Business Purpose Loan Financing Facilities
In the third quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for business purpose bridge loans and single-family rental loans. Borrowings under this facility accrue interest at a per annum rate equal to three-month LIBOR plus 3.00% through September 2023 and are recourse to Redwood. This facility has an aggregate maximum borrowing capacity of $250 million. At September 30, 2020, we had no borrowings outstanding under this facility.
In the second quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for business purpose bridge loans and single-family rental loans. Borrowings under this facility accrue interest at a per annum rate equal to three-month LIBOR plus 3.50% to 4.00% (with a 1.00% LIBOR floor) through May 2022 and are recourse to Redwood. This facility has an aggregate maximum borrowing capacity of $350 million. At September 30, 2020, we had borrowings under this facility totaling $150 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $150 million. At September 30, 2020, $18 million of bridge loans and $194 million of single-family rental loans were pledged as collateral under this facility.
Recourse Revolving Debt Facility
In the first quarter of 2020, a subsidiary of Redwood entered into a secured revolving debt facility agreement collateralized by MSRs and certificated mortgage servicing rights. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 2.75% through January 2021, with an increase in rate between February 2021 and the maturity of the facility in January 2022. This facility has an aggregate maximum borrowing capacity of $50 million. We had no borrowings outstanding under this facility at September 30, 2020. At September 30, 2020, $33 million of MSRs and certificated servicing rights were pledged as collateral under this facility.
Convertible Notes
At September 30, 2020, we had $172 million principal amount outstanding of 5.75% exchangeable senior notes due 2025. During the second quarter of 2020, we repurchased $29 million par value of these notes at a discount and recorded a gain on extinguishment of $6 million in Realized gains, net on our consolidated statements of income (loss). At September 30, 2020, the accrued interest payable balance on this debt was $5 million and the unamortized deferred issuance costs were $4 million.
At September 30, 2020, we had $150 million principal amount outstanding of 5.625% convertible senior notes due 2024. During the second quarter of 2020, we repurchased $50 million par value of these notes at a discount and recorded a gain on extinguishment of $9 million in Realized gains, net on our consolidated statements of income (loss). At September 30, 2020, the accrued interest payable on this debt was $2 million, the unamortized deferred issuance costs were $2 million, and the debt discount was $1 million.
At September 30, 2020, we had $199 million principal amount outstanding of 4.75% convertible senior notes due 2023. During the second quarter of 2020, we repurchased $46 million par value of these notes at a discount and recorded a gain on extinguishment of $10 million in Realized gains, net on our consolidated statements of income (loss). At September 30, 2020, the accrued interest payable balance on this debt was $1 million and the unamortized deferred issuance costs were $3 million.
Trust Preferred Securities and Subordinated Notes
At September 30, 2020, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. At both September 30, 2020 and December 31, 2019, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.
Note 16. Commitments and Contingencies
Lease Commitments
At September 30, 2020, we were obligated under seven non-cancelable operating leases with expiration dates through 2031 for $18 million of cumulative lease payments. Our operating lease expense was $3 million and $2 million for the nine months ended September 30, 2020 and 2019, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
The following table presents our future lease commitments at September 30, 2020.
Table 16.1 – Future Lease Commitments by Year

(In Thousands)	September 30, 2020
2020 (3 months)	$930
2021	2,949
2022	2,427
2023	1,913
2024	1,917
2025	8,039
Total Lease Commitments	18,175
Less: Imputed interest	(3,052)
Lease Liability	$15,123
During the nine months ended September 30, 2020, we entered into three office leases and determined that each of these leases qualified as operating leases. At September 30, 2020, our lease liability was $15 million, which was a component of Accrued expenses and other liabilities, and our right-of-use asset was $13 million, which was a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the date of adoption. At September 30, 2020, the weighted-average remaining lease term and weighted-average discount rate for our leases was 7 years and 5.0%, respectively.
Commitment to Fund Residential Bridge Loans
As of September 30, 2020, we had commitments to fund up to $225 million of additional advances on existing residential bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before we fund the commitment. At September 30, 2020, we recorded a $1 million derivative liability related to these commitments to fund construction advances (see Note 7 for additional detail). We may also advance funds related to loans sold under a separate loan sale agreement that are generally repaid immediately by the loan purchaser and do not generally expose us to loss. The outstanding commitments related to these loans that we may temporarily fund totaled approximately $15 million at September 30, 2020.
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
5 Arches Contingent Consideration
As part of the consideration for our acquisition of 5 Arches, we were committed to make earn-out payments up to $29 million, payable in a mix of cash and Redwood common stock. These contingent earn-out payments were classified as a contingent consideration liability and carried at fair value prior to March 31, 2020. During the first quarter of 2020, we made a cash payment of $11 million and granted $3 million of Redwood common stock in connection with the first anniversary of the purchase date. Additionally, as a result of an amendment to the agreement, we reclassified the contingent liability to a deferred liability, as the remaining payments became payable on a set timetable without any remaining contingencies. At September 30, 2020, the balance of this liability was $14 million, which will be paid in a mix of cash and common stock in March 2021.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
Commitment to Fund Shared Home Appreciation Options
In the third quarter of 2019, we entered into a flow purchase agreement to acquire shared home appreciation options. The counterparty purchases an option to buy a fractional interest in a homeowner's ownership interest in residential property, and subsequently the counterparty sells the option contract to us. Pursuant to the terms of the option contract, we share in both home price appreciation and depreciation. At September 30, 2020, we had acquired $47 million of shared home appreciation options under this agreement, which are included in Other investments on our consolidated balance sheets. At September 30, 2020, we had an outstanding commitment to fund up to an additional $3 million under this agreement.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At September 30, 2020, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At September 30, 2020, we had not incurred any losses under these arrangements. For the three and nine months ended September 30, 2020, other income related to these arrangements was $1 million and $3 million, respectively, and net market valuation losses related to these investments were $0.3 million and $0.9 million, respectively. For the three and nine months ended September 30, 2019, other income related to these arrangements was $1 million and $2 million, respectively, and net market valuation losses related to these investments were $0.1 million and $0.2 million, respectively.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at September 30, 2020, the loans had an unpaid principal balance of $1.12 billion and a weighted average FICO score of 758 (at origination) and LTV ratio of 75% (at origination). At September 30, 2020, $42 million of the loans were 90 days or more delinquent, and none of these loans were in foreclosure. At September 30, 2020, the carrying value of our guarantee obligation was $11 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2020 and December 31, 2019, assets of such SPEs totaled $47 million and $48 million, respectively, and liabilities of such SPEs totaled $11 million and $14 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
At September 30, 2020 and December 31, 2019, our repurchase reserve associated with our residential loans and MSRs was $9 million and $4 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets.
We received eight and ten repurchase requests during the nine months ended September 30, 2020 and 2019, respectively, and did not repurchase any loans during either of these periods. During the nine months ended September 30, 2020 and 2019, we recorded repurchase provisions of $4 million and reversals of repurchase provisions of $0.2 million, respectively, that were recorded in Mortgage banking activities, net; Investment fair value changes, net; and Other income on our consolidated statements of income (loss).
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 16 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Loss Contingencies - Litigation.” At September 30, 2020, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2019 was $2 million.
In addition to those matters, as previously disclosed, in connection with the impact of the effects of the pandemic on the non-Agency mortgage finance market and on our business and operations, a number of the counterparties that have regularly sold residential mortgage loans to us believe that we breached perceived obligations to them, and requested or demanded that we purchase loans from them and/or compensate them for perceived damages resulting from our decisions earlier in 2020 not to purchase certain loans from them (“Residential Loan Seller Demands”).
We believe that these Residential Loan Seller Demands are without merit or subject to defenses and we intend to defend vigorously any such allegations and any related demand or claim to which we are or become a party. Despite our beliefs about the legal merits of these allegations, because our ordinary course of business is to seek to continue to regularly engage in mutually beneficial transactions with these counterparties, in some cases we have been willing to engage in discussions with these counterparties with the intention of reaching resolution, including through structuring arrangements that incentivize both the counterparty and us to continue to engage in residential loan purchase and sale transactions in the future.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
With respect to certain of the Residential Loan Seller Demands, these resolution discussions have been successful in resolving, or establishing a framework that we believe will be the basis for successfully resolving, the demands of these counterparties, including through forward-looking joint business undertakings and structured arrangements that incentivize both the counterparty and us to continue to engage in residential loan purchase and sale transactions in the future. With respect to these counterparties, we have incurred or expect to incur certain costs in connection with finalizing these arrangements (including costs that are contingent on the successful completion of future residential loan purchase and sale transactions with these counterparties that we expect to generate future revenue for the Company) and have recorded any such actual costs incurred through September 30, 2020, as well as an accrual for the estimated costs associated with counterparties where a resolution or go-forward framework has been agreed to or has been discussed but not finalized, a portion of which was recorded through Other expense and a portion of which was recorded through Mortgage banking activities, net on our consolidated income statement. In accordance with GAAP, the accrual for estimated costs is based on the opinion of management, that it is probable that these resolutions and forward-looking joint business undertakings and structured arrangements will result in an expense and the amount of expense can be reasonably estimated. In addition, as previously disclosed, one such counterparty filed a breach of contract lawsuit against us in May 2020 alleging that it had suffered in excess of $2 million of losses as a result of our alleged failure to purchase residential mortgage loans from it; and in October 2020 we and the plaintiff agreed to settle the lawsuit on mutually satisfactory terms.
During the three and nine months ended September 30, 2020, we recorded $4 million and $9 million of expenses, respectively, in association with Residential Loan Seller Demands. At September 30, 2020, the aggregate amount of our accrual for estimated costs associated with Residential Loan Seller Demands was $6.5 million, a portion of which would be contingent on the successful completion of future residential loan purchase and sale transactions with certain counterparties, with the expectation of generating future revenue for the Company.
With respect to Residential Loan Seller Demands that have not been resolved or been accrued for, our beliefs about the legal merits of these allegations and our discussions with these counterparties have resulted in us determining that a significant loss from these matters is not probable. With respect to these remaining Residential Loan Seller Demands, based on the foregoing, we have concluded that we can estimate an aggregate range of reasonably possible losses with respect to these Residential Loan Seller Demands of between zero and $1.5 million.
Future developments (including receipt of additional information and documents relating to these matters, new or additional resolution or settlement communications relating to these matters, resolutions of similar claims against other industry participants in similar circumstances, or receipt of additional Residential Loan Seller Demands) could result in our concluding in the future to establish additional accruals or reserves or modify our aggregate range of reasonably possible losses with respect to these Residential Loan Seller Demand matters. Our actual losses, and any accruals or reserves we may establish in the future relating to these matters, may be materially higher than the accruals, reserves and the aggregate range of reasonably possible losses we have estimated above, respectively, including in the event that any of these matters proceed to trial and result in a judgment against us. We cannot be certain that any of these matters that are not already formally resolved will be resolved through a resolution or settlement and we cannot be certain that the resolution of these matters, whether through litigation, settlement, or otherwise, will not have a material adverse effect on our financial condition or results of operations in any future period.
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
In the ordinary course of any litigation matter, including certain of the above-referenced matters, we have engaged and may continue to engage in formal or informal settlement communications with the plaintiffs or co-defendants. Settlement communications we have engaged in relating to certain of the above-referenced litigation matters are one of the factors that have resulted in our determination to establish the loss contingency reserves described above. We cannot be certain that any of these matters will be resolved through a settlement prior to litigation and we cannot be certain that the resolution of these matters, whether through trial or settlement, will not have a material adverse effect on our financial condition or results of operations in any future period.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Note 17. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three and nine months ended September 30, 2020 and 2019. During the three and nine months ended September 30, 2020, we recognized net unrealized gains (losses) on our Level 3 AFS securities which we owned as of September 30, 2020 of $8 million and negative $16 million, respectively.
Table 17.1 – Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$53,246	$(82,637)	$98,307	$(49,384)
Other comprehensive income (loss) before reclassifications	8,236	—	4,484	(11,791)
Amounts reclassified from other accumulated comprehensive income	(445)	1,040	(3,492)	—
Net current-period other comprehensive income (loss)	7,791	1,040	992	(11,791)
Balance at End of Period	$61,037	$(81,597)	$99,299	$(61,175)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 17. Equity - (continued)

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$92,452	$(50,939)	$95,342	$(34,045)
Other comprehensive income (loss) before reclassifications	(19,890)	(32,806)	19,764	(27,130)
Amounts reclassified from other accumulated comprehensive income	(11,525)	2,148	(15,807)	—
Net current-period other comprehensive income (loss)	(31,415)	(30,658)	3,957	(27,130)
Balance at End of Period	$61,037	$(81,597)	$99,299	$(61,175)
The following table provides a summary of reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2020 and 2019.
Table 17.2 – Reclassifications Out of Accumulated Other Comprehensive Income

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended September 30,
(In Thousands)	Income Statement	2020	2019
Net Realized (Gain) Loss on AFS Securities
Credit loss recovery on AFS securities	Investment fair value changes, net	$(444)	$—
Gain on sale of AFS securities	Realized gains, net	—	(3,492)
		$(444)	$(3,492)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,040	$—
		$1,040	$—

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Nine Months Ended September 30,
(In Thousands)	Income Statement	2020	2019
Net Realized (Gain) Loss on AFS Securities
Credit loss expense on AFS securities	Investment fair value changes, net	$1,027	$—
Gain on sale of AFS securities	Realized gains, net	(12,552)	(15,807)
		$(11,525)	$(15,807)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$2,148	$—
		$2,148	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 17. Equity - (continued)
Issuance of Common Stock
In 2018, we established a program to sell up to an aggregate of $150 million of common stock from time to time in at-the-market ("ATM") offerings. In March 2020, we increased the maximum aggregate amount of common stock offered under the ATM program to $175 million. During the nine months ended September 30, 2020, we issued 129,500 common shares for net proceeds of approximately $2 million through ATM offerings. At September 30, 2020, approximately $110 million remained outstanding for future offerings under this program.
Direct Stock Purchase and Dividend Reinvestment Plan
During the nine months ended September 30, 2020, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. During the nine months ended September 30, 2019, we issued 399,838 shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan, resulting in net proceeds of approximately $6 million.
Earnings (Loss) per Common Share
The following table provides the basic and diluted earnings (loss) per common share computations for the three and nine months ended September 30, 2020 and 2019.
Table 17.3 – Basic and Diluted Earnings (Loss) per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except Share Data)	2020	2019	2020	2019
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Redwood	$141,812	$34,310	$(636,142)	$120,040
Less: Dividends and undistributed earnings allocated to participating securities	(4,067)	(856)	(1,427)	(3,260)
Net income (loss) allocated to common shareholders	$137,745	$33,454	$(637,569)	$116,780
Basic weighted average common shares outstanding	113,403,102	101,872,126	113,952,308	97,214,064
Basic Earnings (Loss) per Common Share	$1.21	$0.33	$(5.60)	$1.20
Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Redwood	$141,812	$34,310	$(636,142)	$120,040
Less: Dividends and undistributed earnings allocated to participating securities	(3,512)	(1,036)	(1,427)	(3,625)
Adjust for interest expense and gain on extinguishment of convertible notes for the period, net of tax	6,990	8,887	—	26,271
Net income (loss) allocated to common shareholders	$145,290	$42,161	$(637,569)	$142,686
Weighted average common shares outstanding	113,403,102	101,872,126	113,952,308	97,214,064
Net effect of dilutive equity awards	—	362,743	—	261,155
Net effect of assumed convertible notes conversion to common shares	28,566,875	34,287,840	—	33,727,470
Diluted weighted average common shares outstanding	141,969,977	136,522,709	113,952,308	131,202,689
Diluted Earnings (Loss) per Common Share	$1.02	$0.31	$(5.60)	$1.09
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 17. Equity - (continued)
During the three months ended September 30, 2020 and the three and nine months ended September 30, 2019, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense and any realized gains or losses on extinguishment of debt (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the nine months ended September 30, 2020, 32,225,825 of common shares related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2020, the number of outstanding equity awards that were antidilutive totaled 13,560 and 15,457, respectively. For the three and nine months ended September 30, 2019, the number of outstanding equity awards that were antidilutive totaled 11,710 and 9,361, respectively.
Stock Repurchases
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2020, we repurchased 3,047,335 shares of our common stock pursuant to this authorization for $22 million. At September 30, 2020, $78 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
Note 18. Equity Compensation Plans
At September 30, 2020 and December 31, 2019, 8,629,455 and 3,637,480 shares of common stock, respectively, were available for grant under our Incentive Plan. During the second quarter of 2020, Redwood shareholders approved for grant an additional 5 million shares of common stock under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan and purchases under the Employee Stock Purchase Plan totaled $20 million at September 30, 2020, as shown in the following table.
Table 18.1 – Activities of Equity Compensation Costs by Award Type

	Nine Months Ended September 30, 2020
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$1,990	$3,534	$17,858	$8,946	$—	$32,328
Equity grants	108	3,581	6,780	—	160	10,629
Performance-based valuation adjustment	—	—	—	(7,352)	—	(7,352)
Equity grant forfeitures	(529)	(2,161)	(4,733)	(648)	—	(8,071)
Equity compensation expense	(807)	(1,067)	(6,268)	326	(80)	(7,896)
Unrecognized Compensation Cost at End of Period	$762	$3,887	$13,637	$1,272	$80	$19,638
At September 30, 2020, the weighted average amortization period remaining for all of our equity awards was one year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 18. Equity Compensation Plans - (continued)
Restricted Stock Awards ("RSAs")
At September 30, 2020 and December 31, 2019, there were 80,550 and 216,470 shares, respectively, of RSAs outstanding. Restrictions on these shares lapse through 2022. During the nine months ended September 30, 2020, there were no RSAs granted, restrictions on 101,063 RSAs lapsed and those shares were distributed, and 34,857 RSAs were forfeited.
Restricted Stock Units ("RSUs")
At September 30, 2020 and December 31, 2019, there were 294,986 and 275,173 shares, respectively, of RSUs outstanding. Restrictions on these shares lapse through 2024. During the nine months ended September 30, 2020, there were 205,482 RSUs granted, 55,514 RSUs distributed, and 130,155 RSUs forfeited.
Deferred Stock Units (“DSUs”)
At September 30, 2020 and December 31, 2019, there were 2,420,737 and 2,630,805 DSUs, respectively, outstanding of which 1,406,190 and 1,286,063, respectively, had vested. During the nine months ended September 30, 2020, there were 494,719 DSUs granted, 413,533 DSUs distributed, and 291,253 DSUs forfeited. Unvested DSUs at September 30, 2020 vest through 2024.

Performance Stock Units (“PSUs”)
At September 30, 2020 and December 31, 2019, the target number of PSUs that were unvested was 739,895 and 839,070, respectively. During the nine months ended September 30, 2020, 99,175 PSUs were forfeited. Vesting for all PSUs will generally occur at the end of three years from their grant date based on various Total Shareholder Return ("TSR") performance calculations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019. During the first quarter of 2020, for PSUs granted in 2018 and 2019, we adjusted our vesting estimate to assume that none of these awards will meet the minimum performance thresholds for vesting. This adjustment resulted in a reversal of $1 million of stock-based compensation expense recorded in the first quarter of 2020.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 600,000 shares of common stock to be purchased in aggregate for all employees. As of September 30, 2020 and December 31, 2019, 477,142 and 430,772 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at September 30, 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 19. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income (loss) for the three and nine months ended September 30, 2020 and 2019.
Table 19.1 – Mortgage Banking Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$12,589	$6,320	$19,151	$41,431
Risk management derivatives (2)	(10)	(1,710)	(31,304)	(11,608)
Other income (expense), net (3)	(715)	407	(7,069)	1,380
Total residential mortgage banking activities, net	11,864	5,017	(19,222)	31,203

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
Single-family rental loans, at fair value (1)	43,191	1,847	56,209	5,473
Risk management derivatives (2)	(89)	(1,262)	(21,627)	(3,779)
Residential bridge loans, at fair value	938	1,010	(4,256)	2,108
Other income, net (4)	3,491	2,903	13,407	5,979
Total business purpose mortgage banking activities, net	47,531	4,498	43,733	9,781
Mortgage Banking Activities, Net	$59,395	$9,515	$24,511	$40,984
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 20. Other Income
The following table presents the components of Other income recorded in our consolidated statements of income (loss) for the three and nine months ended September 30, 2020 and 2019.
Table 20.1 – Other Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
MSR (loss) income, net	$(2,362)	$431	$(5,595)	$2,342
Risk share income	1,200	905	3,146	2,351
FHLBC capital stock dividend	116	541	1,201	1,623
Equity investment income	341	560	615	732
5 Arches loan administration fee income	688	1,344	2,206	3,298
Gain on re-measurement of investment in 5 Arches	—	—	—	2,441
Other	(97)	575	2,406	1,053
Other (Loss) Income	$(114)	$4,356	$3,979	$13,840

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 21. General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses
Components of our general and administrative, and other expenses for the three and nine months ended September 30, 2020 and 2019 are presented in the following table.
Table 21.1 – Components of General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
General and Administrative Expenses
Fixed compensation expense	$10,103	$9,391	$36,605	$26,740
Variable compensation expense	5,882	3,489	9,171	11,356
Equity compensation expense	2,639	3,155	7,896	10,132
Acquisition-related equity compensation expense (1)	1,212	—	3,636	—
Systems and consulting	2,145	3,230	7,752	7,594
Office costs	1,859	1,517	5,854	4,406
Accounting and legal	1,601	1,767	6,605	3,852
Corporate costs	831	482	2,128	1,701
Other operating expenses	1,358	1,868	5,185	4,941
Total General and Administrative Expenses	27,630	24,899	84,832	70,722

Loan Acquisition Costs
Commissions	879	659	3,027	1,432
Underwriting costs	771	1,074	3,289	3,184
Transfer and holding costs	508	183	1,400	891
Total Loan Acquisition Costs	2,158	1,916	7,716	5,507

Other Expenses
Goodwill impairment expense	—	—	88,675	—
Amortization of purchase-related intangible assets	3,873	1,897	12,052	4,608
Contingent consideration expense (2)	135	236	581	547
Other	3,780	398	2,978	866
Total Other Expenses	7,788	2,531	104,286	6,021
Total General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses	$37,576	$29,346	$196,834	$82,250
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
(2)Contingent consideration expense relates to the acquisition of 5 Arches during 2019. Refer to Note 2 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
Note 21. General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses - (continued)
Variable Compensation Expense
During the three months ended September 30, 2020, $8 million of cash-based retention awards were granted to certain executive and non-executive employees that will vest and be paid over the next three years, subject to continued employment through the vesting periods from 2021 through 2023. Additionally, during the three months ended September 30, 2020, Long-Term Relative TSR Performance Vesting Cash Awards ("Cash Performance Awards") with an aggregate granted award value of $2 million, were granted to certain executive and non-executive employees that will vest between 0% to 400% of granted award value based on a relative total stockholder return measure, and are contingent on continued employment over a three-year service period.
The value of the cash-based retention awards is being amortized into expense on a straight-line basis over each award's respective vesting period. The Cash Performance Awards are amortized on a straight-line basis over three years, however, are remeasured at fair value each quarter-end and the cumulative straight-line expense is trued-up in respect to their updated value. For both the three and nine months ended September 30, 2020, variable compensation expense included $3 million in aggregate, related to the cash-based retention awards and the Cash Performance awards.
Note 22. Taxes
For the nine months ended September 30, 2020 and 2019, we recognized a benefit for income taxes of $13 million and a provision from income taxes of $3 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at September 30, 2020 and 2019.
Table 22.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	September 30, 2020	September 30, 2019
Federal statutory rate	21.0%	21.0%
State statutory rate, net of Federal tax effect	8.6%	8.6%
Differences in taxable (loss) income from GAAP income	(23.6)%	(2.5)%
Change in valuation allowance	(4.0)%	(2.5)%
Dividends paid deduction (1)	—%	(22.1)%
Effective Tax Rate	2.0%	2.5%
(1)The dividends paid deduction in the effective tax rate reconciliation is generally representative of the amount of distributions to shareholders that reduce REIT taxable income. For the nine months ended September 30, 2020, the dividends paid deduction is 0% due to our REIT incurring a taxable loss during the period; therefore, there was no REIT taxable income available to apply against the dividends paid.
We assessed our tax positions for all open tax years (i.e., Federal, 2017 to 2020, and State, 2016 to 2020) at September 30, 2020 and December 31, 2019, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 23. Segment Information - (continued)
The following tables present financial information by segment for the three and nine months ended September 30, 2020 and 2019.
Table 23.1 – Business Segment Financial Information

	Three Months Ended September 30, 2020
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$26,672	$55,930	$37,576	$1,804	$121,982
Interest expense	(22,541)	(46,027)	(27,534)	(4,309)	(100,411)
Net interest income	4,131	9,903	10,042	(2,505)	21,571
Non-interest income
Mortgage banking activities, net	11,864	47,531	—	—	59,395
Investment fair value changes, net	2,443	16,892	87,890	(178)	107,047
Other income, net	(2,011)	623	340	934	(114)
Realized gains, net	—	—	602	—	602
Total non-interest income, net	12,296	65,046	88,832	756	166,930
General and administrative expenses	(4,602)	(9,321)	(709)	(12,998)	(27,630)
Loan acquisition costs	(304)	(1,660)	(194)	—	(2,158)
Other expenses	(3,309)	(3,874)	(470)	(135)	(7,788)
(Provision for) benefit from income taxes	(826)	(8,544)	257	—	(9,113)
Segment Contribution	$7,386	$51,550	$97,758	$(14,882)
Net Income					$141,812
Non-cash amortization (expense) income, net	$1,785	$(6,719)	$117	$(1,516)	$(6,333)

	Nine Months Ended September 30, 2020
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$123,956	$162,732	$155,583	$7,738	$450,009
Interest expense	(94,112)	(119,854)	(123,160)	(12,622)	(349,748)
Net interest income	29,844	42,878	32,423	(4,884)	100,261
Non-interest income
Mortgage banking activities, net	(19,222)	43,733	—	—	24,511
Investment fair value changes, net	(159,107)	(84,837)	(366,696)	(917)	(611,557)
Other income, net	(2,278)	3,493	1,072	1,692	3,979
Realized gains, net	2,001	—	3,236	25,182	30,419
Total non-interest income, net	(178,606)	(37,611)	(362,388)	25,957	(552,648)
General and administrative expenses	(12,901)	(29,977)	(4,230)	(37,724)	(84,832)
Loan acquisition costs	(1,512)	(5,630)	(567)	(7)	(7,716)
Other expenses	(3,309)	(100,743)	347	(581)	(104,286)
Benefit from income taxes	7,827	477	4,775	—	13,079
Segment Contribution	$(158,657)	$(130,606)	$(329,640)	$(17,239)
Net Loss					$(636,142)
Non-cash amortization (expense) income, net	$602	$(18,050)	$1,105	$(3,035)	$(19,378)
Other significant non-cash expense: goodwill impairment	$—	$(88,675)	$—	$—	$(88,675)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 23. Segment Information - (continued)

	Three Months Ended September 30, 2019
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$69,586	$5,527	$70,709	$4,295	$150,117
Interest expense	(48,798)	(2,813)	(61,541)	(3,452)	(116,604)
Net interest income	20,788	2,714	9,168	843	33,513
Non-interest income
Mortgage banking activities, net	5,016	4,499	—	—	9,515
Investment fair value changes, net	(11,088)	(1,073)	24,057	(452)	11,444
Other income, net	1,878	1,918	560	—	4,356
Realized gains, net	—	—	4,714	—	4,714
Total non-interest income, net	(4,194)	5,344	29,331	(452)	30,029
General and administrative expenses	(5,581)	(6,028)	(676)	(12,614)	(24,899)
Loan acquisition costs	(867)	(756)	(180)	(113)	(1,916)
Other expenses	—	(1,900)	(395)	(236)	(2,531)
Benefit from (provision for) income taxes	228	(8)	(106)	—	114
Segment Contribution	$10,374	$(634)	$37,142	$(12,572)
Net Income					$34,310
Non-cash amortization income (expense), net	$2,537	$(2,107)	$—	$(1,148)	$(718)

	Nine Months Ended September 30, 2019
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$204,036	$12,595	$199,145	$13,924	$429,700
Interest expense	(145,795)	(6,590)	(168,167)	(11,548)	(332,100)
Net interest income	58,241	6,005	30,978	2,376	97,600
Non-interest income
Mortgage banking activities, net	31,202	9,782	—	—	40,984
Investment fair value changes, net	(20,910)	(1,833)	58,492	(1,008)	34,741
Other income, net	6,317	4,213	600	2,710	13,840
Realized gains, net	7,728	—	10,499	—	18,227
Total non-interest income, net	24,337	12,162	69,591	1,702	107,792
General and administrative expenses	(17,591)	(13,452)	(2,239)	(37,440)	(70,722)
Loan acquisition costs	(2,859)	(2,017)	(503)	(128)	(5,507)
Other expenses	—	(4,432)	(864)	(725)	(6,021)
(Provision for) benefit from income taxes	(1,757)	25	(1,370)	—	(3,102)
Segment Contribution	$60,371	$(1,709)	$95,593	$(34,215)
Net Income					$120,040
Non-cash amortization income (expense), net	$6,780	$(4,907)	$(824)	$(1,939)	$(890)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 23. Segment Information - (continued)
The following table presents the components of Corporate/Other for the three and nine months ended September 30, 2020 and 2019.

Table 23.2 – Components of Corporate/Other

	Three Months Ended September 30,
	2020			2019
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$1,795	$9	$1,804	$4,295	$—	$4,295
Interest expense	(1,058)	(3,251)	(4,309)	(3,452)	—	(3,452)
Net interest income	737	(3,242)	(2,505)	843	—	843
Non-interest income
Investment fair value changes, net	(81)	(97)	(178)	(407)	(45)	(452)
Other income	—	934	934	—	—	—
Total non-interest income, net	(81)	837	756	(407)	(45)	(452)
General and administrative expenses	—	(12,998)	(12,998)	—	(12,614)	(12,614)
Loan acquisition costs	—	—	—	—	(113)	(113)
Other expenses	—	(135)	(135)	—	(236)	(236)
Total	$656	$(15,538)	$(14,882)	$436	$(13,008)	$(12,572)

	Nine Months Ended September 30,
	2020			2019
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$7,675	$63	$7,738	$13,924	$—	$13,924
Interest expense	(5,098)	(7,524)	(12,622)	(11,548)	—	(11,548)
Net interest income	2,577	(7,461)	(4,884)	2,376	—	2,376
Non-interest income
Investment fair value changes, net	(702)	(215)	(917)	(904)	(104)	(1,008)
Other income	—	1,692	1,692	—	2,710	2,710
Realized gains, net	—	25,182	25,182	—	—	—
Total non-interest income, net	(702)	26,659	25,957	(904)	2,606	1,702
General and administrative expenses	—	(37,724)	(37,724)	—	(37,440)	(37,440)
Loan acquisition costs	—	(7)	(7)	—	(128)	(128)
Other expenses	—	(581)	(581)	—	(725)	(725)
Total	$1,875	$(19,114)	$(17,239)	$1,472	$(35,687)	$(34,215)
(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 23. Segment Information - (continued)
The following table presents supplemental information by segment at September 30, 2020 and December 31, 2019.
Table 23.3 – Supplemental Segment Information

(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
September 30, 2020
Residential loans	$1,941,489	$—	$2,256,682	$296,765	$4,494,936
Business purpose residential loans	—	3,956,101	—	—	3,956,101
Multifamily loans	—	—	491,415	—	491,415
Real estate securities	146,608	—	204,727	—	351,335
Other investments	14,878	25,713	344,037	—	384,628
Goodwill and intangible assets	—	60,737	—	—	60,737
Total assets	2,148,643	4,134,913	3,315,039	803,817	10,402,412

December 31, 2019
Residential loans	$4,939,745	$—	$2,367,215	$407,890	$7,714,850
Business purpose residential loans	—	3,506,743	—	—	3,506,743
Multifamily loans	—	—	4,408,524	—	4,408,524
Real estate securities	229,074	—	870,800	—	1,099,874
Other investments	42,224	21,002	294,904	—	358,130
Goodwill and intangible assets	—	161,464	—	—	161,464
Total assets	5,410,540	3,786,641	8,028,946	769,313	17,995,440

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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, our ability to pay dividends in the future, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2020 and future years, including our optimism that we will end 2020 on a high note, that excess liquidity will continue to support higher prices for mortgage related investments and enhance their scarcity value, that our portfolio values still have room to recover value from unrealized losses incurred in the first quarter of 2020, and our belief that secular trends supporting our investment thesis are accelerating due to the COVID-19 pandemic; (iii) expectations with respect to activity in our Residential Lending segment, including our expectation that our expanded prime program will contribute more significantly to our 2021 loan acquisition volumes, and the potential for significantly increased industry-wide jumbo loan origination volumes and for interest rates on jumbo loans to continue to converge towards those for conforming borrowers; (iv) our expectations related to opportunities to provide technology-enabled solutions to disrupt traditional private-sector workflows; (v) statements regarding our capital available for investment, including our statement that we have ample capital available to deploy into our operating businesses and to pursue opportunistic third-party investments; (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the third quarter of 2020 and at September 30, 2020, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, and expected residential mortgage loan sales in the fourth quarter, including through forward sales agreements we entered into during the third quarter; (vii) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2020; and (viii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
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

OVERVIEW
Business Update
In the third quarter of 2020, we positioned ourselves to take advantage of opportunities emerging in our markets. Though we remain wary of a volatile election season and rising rates of COVID-19 infections in many parts of the U.S., our businesses are back to operating at full speed and we are optimistic that we will end 2020 on a high note.
After recasting our balance sheet and positioning our businesses to relaunch from a position of strength, we are now conducting new business at a rapid pace and leveraging industry relationships forged over many business cycles. But after such a profoundly challenging period for our sector and country, we were compelled to think critically about the type of company we want to lead over the long-term – including how we fit into a nation grappling with civil unrest, pandemic fatigue, and a depressed job market.
We emerged with great clarity on who we are and where we are headed. Our business continues moving towards where our capital is most impactful – in our residential and business purpose lending segments, complemented by portfolio strategies where we hold distinct competitive advantages. With the Federal Reserve providing an unprecedented amount of stimulus to financial markets, the detachment of asset prices from certain underlying fundamentals is the most pronounced we have seen since the lead up to the Great Financial Crisis. A vast amount of capital is now in need of deployment, and we believe this excess liquidity will continue to support higher prices for mortgage related investments and exacerbate their scarcity value. As such, it has become a strategic priority for many investment firms to access the whole-loans that underlie such investments. This is exactly what Redwood’s residential and business purpose lending platforms are built to generate.
Demand for loans we originate or acquire has only grown stronger as the year has unfolded. This demand has enabled us to enhance our distribution strategies to compete more effectively for volume while reducing our exposure to market volatility. Recently completed non-mark-to-market financing facilities supporting our residential, business purpose, and third party investments, including financing residential loans in forbearance, helped achieve this reduced exposure. While most of these new facilities were completed with our traditional banking counterparties, we are expanding our reach by also working with non-bank financing sources that will allow us to use our working capital more efficiently.
In the third quarter, our residential mortgage lock volume was $2.12 billion, growing from nearly zero in the second quarter. It was also the highest quarterly volume sourced exclusively through our residential loan seller network in five years. Moreover, we achieved this through purchase activity with only about 40% of our loan sellers. We also have yet to formally relaunch our expanded prime program, Redwood Choice, which we expect to contribute more significantly to our 2021 acquisition volumes. Additionally, the mortgage finance industry remains focused on the refinancing opportunity for conforming mortgage loans. In our view, there is potential for significantly increased jumbo loan origination and acquisition volumes, driven by evolving consumer demand and the potential for interest rates on jumbo mortgage loans to continue converging towards those for conforming mortgage loans. Our recent efforts have positioned us to compete effectively in what may be a substantially larger market. The recent completion of our first Sequoia securitization backed largely by loans originated since the COVID-19 crisis began is an important affirmation of our progress.
Similarly, our business purpose origination activity remained strong in the third quarter – providing us with a favorable combination of robust underwriting coupled with higher margins. Our third quarter single-family rental securitization was met with extremely high demand, with the AAA-rated securities pricing with an interest rate of 1.36%. In addition to the benefit from lower benchmark rates, blended credit spreads for the offered bonds were better than the execution we achieved in our final transaction of 2019, well in advance of this spring’s volatility.
As our operating strategies take shape, our investment portfolio’s asset values have continued to recover since incurring unrealized losses during the first quarter. The significant upside we have seen in these investments appears to be a story unique to Redwood – with many of our competitors exiting their non-agency portfolios in response to the pandemic. Though we can’t predict the pace or extent of a broad-based economic recovery, we believe our portfolio values still have room for further recovery, with the investment portfolio currently yielding in the low- to mid-double digits to our basis in those assets at September 30, 2020.
As we focus on growth opportunities ahead, we believe the secular trends supporting our housing thesis are not just intact, but accelerating due to the COVID-19 pandemic. The nationwide push toward single-family housing – whether rented or owned – is no longer a nuanced data point, but has become widely recognized as families look for more space to live socially distanced, work, and learn from home. As this shift unfolds, densely populated cities continue to see home prices and rents stay relatively flat or decline, while neighboring suburbs enjoy robust demand and home price appreciation – in many cases exceeding 10-20% over prior year levels. With over 65% of single-family homes having 3 bedrooms or more, compared to only 11% of apartment units, we expect the trend towards single-family living to continue and to be supported by low interest rates.

While we are pleased with our market positioning and expectations for growth, navigating the Company through prolonged market volatility will remain a primary focus. The high standards we have set for service to our customers are well-established, but it is critical for us to maintain an infrastructure that can preserve this standard while allowing us to scale profitably and safely. To accomplish this, we are committed to innovating and investing in our technology.
Our businesses recently completed an updated technology roadmap that identified significant opportunities to provide technology-enabled solutions to our network of loan sellers and sponsors. We aim to disrupt traditional private-sector workflows and ideologies that have inhibited automation in the non-agency mortgage market.
Non-agency residential loan purchase workflows and timelines is one such opportunity. We recently announced the pilot launch of Redwood “Rapid Funding”, a technology-enabled program that will permit qualifying originators to transact with us on a significantly accelerated purchase timeline. Our delegated process allows originators to control their closing timelines; adding this feature will enable them to free up capital more quickly and remove risk from their balance sheets. Our program will also create opportunities for faster settlements to our loan buyer network – particularly depositories – that ultimately could lead to better outcomes for borrowers.
At CoreVest, our business purpose lending subsidiary, technology and data architecture have long been hallmarks of the platform’s advantages in client acquisition and retention. A culture of consistent iteration of the technology suite – particularly in the proprietary use of leading cloud-based systems to automate workflow management – keeps the platform’s first-mover advantage fresh. This client-centric approach keeps customers coming back, as evidenced by our approximately 50% repeat borrower rate, but also positions us to capitalize as this area of the market continues to grow.
Though our business platforms serve different parts of the housing market, our core mission unifies them. We aim to make quality housing accessible to all Americans, whether rented or owned. For example, we finance build-to-rent communities in the Midwest, workforce housing in the South, and high-balance residential mortgages on the coasts. Our mission also speaks to the role we play in our communities, and motivates us to advocate for and advance inclusion and diversity initiatives across our industry. By focusing on financing solutions for all consumers and investors not served by government-sponsored loan programs, we believe we can make a positive impact for our stakeholders – especially our shareholders, employees, and communities.

Third Quarter Overview
The following table presents key financial metrics for the three and nine months ended September 30, 2020.
Table 1 – Key Financial Metrics

	Three Months Ended	Nine Months Ended
(In Thousands, except per Share Data)	September 30, 2020	September 30, 2020
Net income (loss) per diluted common share	$1.02	$(5.60)
Book value per share	$9.41	$9.41
REIT taxable income (loss) per share	$0.07	$(0.10)
Dividends per share	$0.14	$0.585
•Our third quarter 2020 results benefited from renewed momentum in our operating businesses. Volumes grew significantly at our residential business, and business purpose lending results benefited from strong securitization execution and improved valuations on loans held in inventory.
•Our book value increased $1.26 per share to $9.41 per share during the third quarter of 2020, resulting primarily from positive investment fair value changes as well as from improved mortgage banking results. During the third quarter of 2020, we repurchased three million shares of our common stock for $22 million, resulting in a $0.03 per share benefit to book value.
•During the third quarter of 2020, we entered into two separate non-recourse debt transactions and closed two non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral) loan warehouse facilities. These transactions helped reduce our recourse debt from $1.82 billion at June 30, 2020 to $1.35 billion at September 30, 2020, and reduced our marginable debt from $375 million at June 30, 2020 to $120 million at September 30, 2020. While our new non-marginable and non-recourse financing facilities have reduced our contingent liquidity risks, they generally have higher interest costs, which will marginally impact our net interest income in coming quarters. Additional details on these new financing agreements, including additional details regarding market value-based margin call provisions compared to asset value-based margin call provisions, are provided in the "Liquidity and Capital Resources" section that follows in this MD&A under the heading “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities."
•Residential jumbo loan purchase commitments were $1.20 billion, and we purchased $176 million of residential jumbo loans during the third quarter of 2020. At September 30, 2020, our pipeline of jumbo residential loans identified for purchase was $1.79 billion.
•Our business purpose lending platform originated $261 million of business purpose mortgage loans in the third quarter, including $196 million of single-family rental loans and $66 million of residential bridge loans. During the quarter, we also completed one $293 million securitization of single-family rental loans.
•During the third quarter of 2020, we sold $13 million of third-party securities, and retained $16 million of single-family rental ("SFR") securities from a securitization we completed during the quarter.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2020 and 2019. Most tables include a "change" column that shows the amount by which the results from 2020 are greater or less than the results from the respective period in 2019. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the third quarter of 2020, compared to the third quarter of 2019, and increases or decreases in the "nine-month periods" refer to the change in results for the first nine months of 2020, compared to the first nine months of 2019.
Consolidated Results of Operations
The following table presents the components of our net income for the three and nine months ended September 30, 2020 and 2019.
Table 2 – Net Income (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, except per Share Data)	2020	2019	Change	2020	2019	Change
Net Interest Income	$21,571	$33,513	$(11,942)	$100,261	$97,600	$2,661
Non-interest Income
Mortgage banking activities, net	59,395	9,515	49,880	24,511	40,984	(16,473)
Investment fair value changes, net	107,047	11,444	95,603	(611,557)	34,741	(646,298)
Other income	(114)	4,356	(4,470)	3,979	13,840	(9,861)
Realized gains, net	602	4,714	(4,112)	30,419	18,227	12,192
Total non-interest income (loss), net	166,930	30,029	136,901	(552,648)	107,792	(660,440)
General and administrative expenses	(27,630)	(24,899)	(2,731)	(84,832)	(70,722)	(14,110)
Loan acquisition costs	(2,158)	(1,916)	(242)	(7,716)	(5,507)	(2,209)
Other expenses	(7,788)	(2,531)	(5,257)	(104,286)	(6,021)	(98,265)
Net income (loss) before income taxes	150,925	34,196	116,729	(649,221)	123,142	(772,363)
(Provision for) benefit from income taxes	(9,113)	114	(9,227)	13,079	(3,102)	16,181
Net Income (Loss)	$141,812	$34,310	$107,502	$(636,142)	$120,040	$(756,182)
Diluted earnings (loss) per common share	$1.02	$0.31	$0.71	$(5.60)	$1.09	$(6.69)
Net Interest Income
The decrease in net interest income during the three-month periods was primarily due to lower average asset balances during the third quarter of 2020 resulting from portfolio repositioning in the first half of 2020 related to the COVID-19 pandemic, and higher borrowing costs associated with non-marginable and non-recourse debt facilities we entered into in the second and third quarters of 2020.
The increase in net interest income during the nine-month periods was primarily due to higher net interest income from bridge loans and loans held for investment at CAFL entities, which we consolidated beginning in the fourth quarter of 2019 following the acquisition of CoreVest. These increases were mostly offset by a reduction in net interest income resulting from sales of investments in the first half of 2020 as we repositioned our portfolio in response to the COVID-19 pandemic.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.

Mortgage Banking Activities, Net
The increase in income from mortgage banking activities during the three-month periods was primarily due to improved valuations on SFR loans held in inventory at June 30, 2020 and originated during the third quarter of 2020, resulting from improved securitization execution at our business purpose mortgage banking operations.
The decrease in income from mortgage banking activities during the nine-month periods was predominantly due to a decrease in loan acquisition volumes at our residential mortgage banking business, as well as lower margins, in both cases due to pandemic-related market disruptions.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and, prior to the second quarter of 2020, interest rate hedges associated with these investments. During the three months ended September 30, 2020, investment fair value changes reflected further increases in the fair value of our investment assets, as spreads continued to tighten during the third quarter. During the nine months ended September 30, 2020, the negative investment fair value changes reflected significant declines in the value of our investments in the first quarter of 2020 resulting from market dislocations caused by the pandemic. Additional detail on our investment fair value changes is included in the “Results of Operations by Segment” section that follows.
Other Income
The decrease in other income for the three- and nine-month periods was primarily the result of losses on our MSR investments, which were driven primarily by increased prepayment speeds, resulting from recent declines in interest rates. Additionally, we recorded a $2 million gain associated with the re-measurement of our initial minority investment and purchase option in 5 Arches during the nine months ended September 30, 2019.
Realized Gains, Net
During the three and nine months ended September 30, 2020, we realized gains of $1 million and $30 million, respectively, primarily resulting from the sale of zero and $55 million of AFS securities, respectively, and for the nine-month period, a $25 million gain from the repurchase of $125 million of convertible debt during the second quarter of 2020. During the three and nine months ended September 30, 2019, we realized gains of $5 million and $18 million, respectively, primarily from the sale of $15 million and $82 million of AFS securities, respectively, and the call of a seasoned Sequoia securitization. Of note, all of the gains from extinguishment of debt were excluded from our diluted earnings per share for the nine months ended September 30, 2020, in accordance with GAAP. See Note 17 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on this calculation.
General and Administrative Expenses
The increase in general and administrative expenses for the three- and nine-month periods primarily resulted from $4 million and $19 million of additional expenses, respectively, from the consolidation of 5 Arches and CoreVest operations during 2019 after their respective acquisitions.
Loan Acquisition Costs
The increase in loan acquisition costs for the three- and nine-month periods primarily resulted from an increase in origination activity at our business purpose mortgage banking operations, and also increased as a result of the acquisition of CoreVest during the fourth quarter of 2019.
Other Expenses
The increase in other expenses for the three-month periods was primarily due to higher amortization expense from intangible assets we recorded in association with the acquisitions of 5 Arches and CoreVest in 2019. The increase in other expenses for the nine-month periods was primarily due to $89 million of goodwill impairment expense at our Business Purpose Lending segment recorded in the first quarter of 2020.

Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. For the three-month periods, the increase in provision for income taxes was the result of higher GAAP income earned at our TRS in the current year versus the prior year. For the nine-month periods, the change to a benefit from income taxes from a provision for income taxes in the prior year was the result of year-to-date GAAP losses at our TRS in 2020. The benefit from income taxes in 2020 was partially offset by a valuation allowance being recorded against our federal net ordinary deferred tax assets. For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.
Net Interest Income
The following table presents the components of net interest income for the three and nine months ended September 30, 2020 and 2019.
Table 3 – Net Interest Income

	Three Months Ended September 30,
	2020			2019
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$434	$53,297	3.3%	$10,583	$973,917	4.3%
Residential loans - HFI at Redwood (2)	77	—	—%	22,809	2,325,304	3.9%
Residential loans - HFI at Legacy Sequoia (2)	1,795	285,077	2.5%	4,293	436,963	3.9%
Residential loans - HFI at Sequoia Choice (2)	20,919	1,910,771	4.4%	27,555	2,320,989	4.7%
Residential loans - HFI at Freddie Mac SLST (2)	21,696	2,153,447	4.0%	11,830	1,278,036	3.7%
Business purpose residential loans	19,456	1,149,171	6.8%	5,446	296,037	7.4%
Single-family rental loans - HFI at CAFL	36,181	2,663,541	5.4%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	4,918	489,736	4.0%	36,829	3,767,847	3.9%
Trading securities	6,539	140,892	18.6%	17,877	1,168,952	6.1%
Available-for-sale securities	3,596	135,942	10.6%	5,170	174,530	11.8%
Other interest income	6,371	859,808	3.0%	7,725	612,554	5.0%
Total interest income	121,982	9,841,682	5.0%	150,117	13,355,129	4.5%
Interest Expense
Short-term debt facilities	(3,558)	313,190	(4.5)%	(18,209)	1,974,174	(3.7)%
Short-term debt - servicer advance financing	(1,587)	218,885	(2.9)%	(2,891)	212,988	(5.4)%
Short-term debt - convertible notes, net	—	—	—%	(3,139)	200,445	(6.3)%
ABS issued - Legacy Sequoia (2)	(1,058)	280,954	(1.5)%	(3,452)	428,101	(3.2)%
ABS issued - Sequoia Choice (2)	(17,828)	1,708,687	(4.2)%	(23,576)	2,085,622	(4.5)%
ABS issued - Freddie Mac SLST (2)	(16,819)	1,892,967	(3.6)%	(8,709)	1,023,046	(3.4)%
ABS issued - Freddie Mac K-Series	(4,426)	464,693	(3.8)%	(35,328)	3,559,970	(4.0)%
ABS issued - CAFL	(26,383)	2,509,828	(4.2)%	—	—	—%
Long-term debt - FHLBC	(1)	1,000	(0.4)%	(12,311)	1,999,999	(2.5)%
Long-term debt - other	(28,751)	1,743,531	(6.6)%	(8,989)	602,434	(6.0)%
Total interest expense	(100,411)	9,133,735	(4.4)%	(116,604)	12,086,779	(3.9)%
Net Interest Income	$21,571			$33,513

	Nine Months Ended September 30,
	2020			2019
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$17,220	$599,609	3.8%	$30,056	$886,902	4.5%
Residential loans - HFI at Redwood (2)	21,003	659,998	4.2%	71,089	2,368,340	4.0%
Residential loans - HFI at Legacy Sequoia (2)	7,673	327,460	3.1%	13,916	466,580	4.0%
Residential loans - HFI at Sequoia Choice (2)	68,566	1,957,484	4.7%	80,026	2,227,573	4.8%
Residential loans - HFI at Freddie Mac SLST (2)	64,869	2,203,677	3.9%	35,221	1,238,334	3.8%
Business purpose residential loans	62,541	1,266,493	6.6%	12,231	219,132	7.4%
Single-family rental loans - HFI at CAFL	99,169	2,411,312	5.5%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	49,960	1,711,123	3.9%	94,134	3,191,093	3.9%
Trading securities	26,789	336,151	10.6%	56,138	1,188,563	6.3%
Available-for-sale securities	11,682	139,487	11.2%	16,376	189,881	11.5%
Other interest income	20,537	763,898	3.6%	20,513	582,795	4.7%
Total interest income	450,009	12,376,692	4.8%	429,700	12,559,193	4.6%
Interest Expense
Short-term debt facilities	(40,158)	1,415,975	(3.8)%	(51,424)	1,814,088	(3.8)%
Short-term debt - servicer advance financing	(4,961)	199,517	(3.3)%	(9,905)	239,218	(5.5)%
Short-term debt - convertible notes, net	—	—	—%	(9,403)	200,135	(6.3)%
ABS issued - Legacy Sequoia (2)	(5,099)	322,829	(2.1)%	(11,548)	458,173	(3.4)%
ABS issued - Sequoia Choice (2)	(58,455)	1,757,851	(4.4)%	(68,823)	2,018,406	(4.5)%
ABS issued - Freddie Mac SLST (2)	(48,840)	1,861,309	(3.5)%	(26,014)	997,460	(3.5)%
ABS issued - Freddie Mac K-Series	(47,154)	1,614,333	(3.9)%	(90,088)	3,012,017	(4.0)%
ABS issued - CAFL	(72,768)	2,247,583	(4.3)%	—	—	—%
Long-term debt - FHLBC	(10,411)	786,790	(1.8)%	(38,728)	1,999,999	(2.6)%
Long-term debt - other	(61,902)	1,349,802	(6.1)%	(26,167)	582,753	(6.0)%
Total interest expense	(349,748)	11,555,989	(4.0)%	(332,100)	11,322,249	(3.9)%
Net Interest Income	$100,261			$97,600
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

The following table presents net interest income by segment for the three and nine months ended September 30, 2020 and 2019.
Table 4 – Net Interest Income by Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2020	2019	Change	2020	2019	Change
Net Interest Income by Segment
Residential Lending	$4,131	$20,788	$(16,657)	$29,844	$58,241	$(28,397)
Business Purpose Lending	9,903	2,714	7,189	42,878	6,005	36,873
Third-Party Investments	10,042	9,168	874	32,423	30,978	1,445
Corporate/Other	(2,505)	843	(3,348)	(4,884)	2,376	(7,260)
Net Interest Income	$21,571	$33,513	$(11,942)	$100,261	$97,600	$2,661
The Corporate/Other line item in the table above includes net interest income from consolidated Legacy Sequoia entities, and for the three and nine months ended September 30, 2020, also includes $3 million and $8 million, respectively, of interest expense on our convertible debt and trust-preferred securities. While our convertible debt and trust-preferred interest expense is generally allocated to our segments, given the large balance of undeployed capital (cash) held at a corporate level during the second and third quarters of 2020, a portion of the convertible debt expense was allocated against this capital.
Results of Operations by Segment
We report on our business using three distinct segments: Residential Lending, Business Purpose Lending, and Third-Party Investments. Beginning in the second quarter of 2020, we combined what was previously our Multifamily Investments segment and Third-Party Residential Investments segment into a new segment called Third-Party Investments. Prior periods have been conformed to the current presentation. For additional information on our segments, refer to Note 23 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following table presents the segment contribution from our segments for the three and nine months ended September 30, 2020 and 2019.
Table 5 – Segment Results Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2020	2019	Change	2020	2019	Change
Segment Contribution from:
Residential Lending	$7,386	$10,374	$(2,988)	$(158,657)	$60,371	$(219,028)
Business Purpose Lending	51,550	(634)	52,184	(130,606)	(1,709)	(128,897)
Third-Party Investments	97,758	37,142	60,616	(329,640)	95,593	(425,233)
Corporate/Other	(14,882)	(12,572)	(2,310)	(17,239)	(34,215)	16,976
Net Income (Loss)	$141,812	$34,310	$107,502	$(636,142)	$120,040	$(756,182)
The following sections provide a discussion of the results of operations at each of our three business segments for the three and nine months ended September 30, 2020.
The decrease in net income from Corporate/Other for the three-month periods was primarily due to $3 million of convertible debt expense allocated to this segment for the third quarter of 2020, as discussed above. The increase in net income from Corporate/Other for the nine-month periods was primarily due to a $25 million gain associated with the repurchase of $125 million of convertible debt in the second quarter of 2020.

Residential Lending Segment
Overview
Our Residential Lending segment generated $7 million of net income during the third quarter of 2020, driven primarily by $12 million of mortgage banking income and $6 million of net interest income from investments. Residential mortgage banking activities improved significantly during the third quarter of 2020, as loan purchase commitments increased to $1.20 billion and gross margins recovered to pre-pandemic levels.
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
Investment Portfolio
The following table presents details of our Residential Lending investment portfolio at September 30, 2020 and December 31, 2019.
Table 6 – Residential Lending Investments

(In Thousands)	September 30, 2020	December 31, 2019
Residential loans at Redwood (1)	$—	$2,111,897
Residential securities at Redwood	146,608	229,074
Residential securities at consolidated Sequoia Choice entities (2)	209,797	254,265
Other investments	14,878	42,224
Total Segment Investments	$371,283	$2,637,460
(1)Excludes Sequoia Choice loans held at VIEs that we consolidate for GAAP purposes.
(2)Represents our retained economic investment in the consolidated Sequoia Choice securitization VIEs. For GAAP purposes, we consolidated $1.84 billion of loans and $1.63 billion of ABS issued associated with these investments at September 30, 2020.
During the third quarter of 2020, we did not add or dispose of any securities within our residential lending investment portfolio. During the second quarter of 2020, we sold $29 million of securities from our residential lending investment portfolio and retained $20 million of investment securities from a $271 million Sequoia securitization we completed during the quarter. During the first quarter of 2020, we sold $83 million of securities from our residential lending investment portfolio and retained $13 million of investment securities from three Sequoia securitizations we completed during the quarter.
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

The following table presents the components of investment fair value changes for our Residential Lending segment by investment type for the three and nine months ended September 30, 2020.
Table 7 – Investment Fair Value Changes, Net from Residential Lending

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2020	September 30, 2020
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$218	$(93,314)
Trading securities	(5,145)	(50,633)
Net investments in Sequoia Choice entities (1)	7,851	(22,065)
Risk-sharing and other investments	(272)	(3,350)
Risk management derivatives, net	—	10,735
Impairments on AFS securities	(209)	(480)
Investment Fair Value Changes, Net	$2,443	$(159,107)
(1)Includes changes in fair value for loan purchase and forward sale commitments.
Spreads generally continued to tighten during the third quarter of 2020, which resulted in positive fair value changes for many of our investments, recovering a further portion of the negative fair value changes incurred during the first quarter of 2020 due to the pandemic. Additionally, during the third quarter of 2020, most of our investment securities experienced increased prepayments, which generally benefited our subordinate securities, but negatively impacted our interest-only and certificated servicing securities and caused a net negative fair value change for our trading securities. Certain of our subordinate securities also experienced negative fair value changes due to increased delinquencies and loss expectations.
Mortgage Banking
The following table provides the activity of residential loans held in inventory for sale at our mortgage banking business during the three and nine months ended September 30, 2020.
Table 8 – Loan Inventory for Residential Mortgage Banking Operations — Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2020	September 30, 2020
Balance at beginning of period	$20,233	$536,385
Acquisitions	176,106	2,927,700
Sales	(88,634)	(3,528,715)
Transfers between portfolios (1)	—	263,172
Principal repayments	(2,317)	(80,307)
Changes in fair value, net	(260)	(13,107)
Balance at End of Period	$105,128	$105,128
(1)Represents the net transfers of loans from held-for-investment to held-for-sale within our Residential Lending investment portfolio.

The following table provides the fair value changes of our residential loan purchase and forward sale commitments during the three and nine months ended September 30, 2020.
Table 8a – Residential Loan Purchase and Forward Sale Commitments and Associated Gains

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2020	September 30, 2020
Loan purchase commitments entered into	$2,117,808	$5,475,334
Market valuation gains, net	$13,067	$35,123
Income from mortgage banking activities is comprised of mark-to-market adjustments on loans from the time they are purchased to when they are sold, mark-to-market adjustments on new and outstanding loan purchase commitments, gains/losses from associated hedges, and other miscellaneous income/expenses (see Note 19 of our Notes to Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q).
During the three months ended September 30, 2020, our residential mortgage loan conduit entered into loan purchase commitments of $2.12 billion, purchased $176 million of prime residential jumbo loans and sold $89 million of loans to third parties. At September 30, 2020, we had identified $1.79 billion of loans for purchase (gross loan locks outstanding, unadjusted for fallout) and had outstanding forward sale agreements for $525 million of loans. This activity resulted in income from mortgage banking activities of $12 million for the third quarter of 2020.
During the second quarter of 2020, our residential mortgage loan conduit entered into loan purchase commitments of $112 million, purchased $56 million of prime residential jumbo loans, and sold $711 million of loans to third parties. Additionally, during the second quarter of 2020, we transferred $271 million of loans to a Sequoia securitization. This activity, along with $2 million of repurchase reserve accrual expense and $5 million of expenses associated with resolving residential loan seller demands, resulted in a loss from mortgage banking activities of $8 million for the second quarter of 2020.
During the first quarter of 2020, our residential mortgage loan conduit entered into loan purchase commitments of $3.25 billion, purchased $2.70 billion of prime residential jumbo loans, transferred $1.62 billion of loans to a Sequoia Select securitization that were accounted for as sales, and sold $1.11 billion of jumbo loans to third parties. This activity resulted in a loss from mortgage banking activities of $23 million for the first quarter of 2020.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At September 30, 2020, we had residential warehouse facilities outstanding with four different counterparties, with $600 million of total capacity and $518 million of available capacity. These included non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral) facilities with $200 million of total capacity and marginable facilities with $400 million of total capacity.
Business Purpose Lending Segment
Overview
Our Business Purpose Lending segment generated $52 million of net income during the third quarter of 2020, driven primarily by $48 million of mortgage banking income and $17 million of positive investment fair value changes. Business purpose mortgage banking activities improved from the second quarter of 2020, as spreads tightened significantly on securitization execution, resulting in improved valuations on SFR loans.
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

Investment Portfolio
The following table presents details of our Business Purpose Lending investment portfolio at September 30, 2020 and December 31, 2019.
Table 9 – Business Purpose Lending Investments

(In Thousands)	September 30, 2020	December 31, 2019
Single-family rental loans at Redwood (1)	$—	$237,620
Residential bridge loans at Redwood	700,860	745,006
Single-family rental securities at consolidated CAFL entities (2)	229,315	191,301
Other investments	25,713	21,002
Total Segment Investments	$955,888	$1,194,929
(1)Excludes loans held at VIEs that we consolidate for GAAP purposes.
(2)Represents our economic investment in securities issued by consolidated CAFL securitization VIEs. For GAAP purposes, we consolidated $2.97 billion of loans and $2.74 billion of ABS issued associated with these investments at September 30, 2020.
During the third quarter of 2020, we funded $66 million of business purpose bridge loans and received principal payments of $155 million. In addition, we retained $16 million of securities from a $323 million (principal balance) single-family rental loan securitization we completed during the third quarter.
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

The following table presents the components of investment fair value changes for our Business Purpose Lending segment by investment type for the three and nine months ended September 30, 2020.
Table 10 – Investment Fair Value Changes, Net from Business Purpose Lending

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2020	September 30, 2020
Investment Fair Value Changes, Net
Changes in fair value of:
Single-family rental loans held-for-investment	$—	$(20,806)
Residential bridge loans held-for-investment	6,812	(10,016)
REO	407	(356)
Net investments in CAFL entities (1)	9,673	(41,048)
Other	—	(1,011)
Risk management derivatives, net	—	(11,600)
Investment Fair Value Changes, Net	$16,892	$(84,837)
(1)Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.
Spreads generally continued to tighten during the third quarter of 2020, which resulted in positive fair value changes for many of our investments, recovering a further portion of the negative fair value changes incurred during the first quarter of 2020 due to the pandemic. While spreads generally tightened on most of our CAFL securities investments, certain of our subordinate securities experienced negative fair value changes due to increased delinquencies and loss expectations. Additionally, while spreads generally tightened on most of our residential bridge loans, we also experienced an increase in non-performing residential bridge loans (see Investments section that follows for additional information on our residential bridge loans and associated delinquencies).
Mortgage Banking
The following table provides the business purpose residential loans origination activity at Redwood during the three and nine months ended September 30, 2020.
Table 11 – Business Purpose Residential Loans — Origination Activity

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(In Thousands)	Single-Family Rental	Residential Bridge(1)	Total	Single-Family Rental	Residential Bridge(1)	Total
Fair value at beginning of period	$379,795	$—	$379,795	$331,565	$—	$331,565
Originations	195,744	65,517	261,261	631,936	351,353	983,289
Sales	(7,695)	(1,567)	(9,262)	(33,843)	(23,860)	(57,703)
Transfers between portfolios (2)	(322,829)	(63,979)	(386,808)	(706,443)	(324,081)	(1,030,524)
Principal repayments	(2,577)	—	(2,577)	(4,847)	—	(4,847)
Changes in fair value, net	43,111	29	43,140	67,181	(3,412)	63,769
Fair Value at End of Period	$285,549	$—	$285,549	$285,549	$—	$285,549
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

During the three months ended September 30, 2020, we funded $196 million of single-family rental loans and sold $2 million of such loans to a third party. All of our outstanding SFR loans are held as inventory in our mortgage banking business and classified as held-for-sale. During the three months ended September 30, 2020, we funded $66 million of residential bridge loans, sold $2 million of loans to a third party and transferred $64 million of loans to our BPL investment portfolio. Additionally, we completed a single-family rental loan securitization, receiving gross proceeds of $323 million, backed by a combination of loans held in inventory at June 30, 2020 and newly-originated loans during the third quarter.
During the second quarter of 2020, we funded $176 million of single-family rental loans, all of which were retained in our mortgage banking portfolio and classified as held-for-sale. During the second quarter of 2020, we funded $58 million of residential bridge loans, of which $2 million were sold to a third party and the remaining loans were transferred to our BPL investment portfolio. Additionally, we completed a $221 million single-family rental loan securitization, consisting of loans we held at the end of the first quarter of 2020.
During the first quarter of 2020, we funded $260 million of single-family rental loans and $227 million of residential bridge loans, of which $21 million of bridge loans were sold to a third party and the remaining bridge loans were transferred to our BPL investment portfolio. Additionally, during the first quarter, we completed a $378 million single-family rental loan securitization in early March.
We utilize a combination of capital and loan warehouse facilities to manage our inventory of single-family rental loans that we hold for sale. At September 30, 2020, we had business purpose warehouse facilities outstanding with four different counterparties, with $1.10 billion of total capacity and $853 million of available capacity. All of these facilities are non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral).
Third-Party Investments Segment
Overview
As a result of asset sales during the first half of 2020 that were driven by the impact of the pandemic, the composition of our portfolio evolved and in the second quarter of 2020 we combined our previously reported Multifamily Investments segment with our Third-Party Residential Investments segment into a new segment called Third-Party Investments.
Our Third-Party Investments segment: generated $98 million of net income during the third quarter of 2020, driven primarily by $88 million of positive investment fair value changes and $10 million of net interest income; generated $77 million of net income during the second quarter of 2020, driven primarily by $77 million of positive investment fair value changes and $9 million of net interest income; and incurred a net loss of $504 million during the first quarter of 2020, driven primarily by $532 million of negative investment fair value changes that were triggered by the pandemic.
Investment Portfolio
The following table presents details of the investments in our Third-Party Investments segment at September 30, 2020 and December 31, 2019.
Table 12 – Third-Party Investments

(In Thousands)	September 30, 2020	December 31, 2019
Residential securities at Redwood	$149,192	$466,672
Residential securities at consolidated Freddie Mac SLST entities (1)	416,256	448,893
Multifamily securities at Redwood	55,535	404,128
Multifamily securities at consolidated Freddie Mac K-Series entities (2)	26,550	252,285
Other investments	344,037	294,904
Total Segment Investments	$991,570	$1,866,882
(1)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $2.26 billion of loans and $1.84 billion of ABS issued associated with these investments at September 30, 2020.
(2)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $491 million of loans and $465 million of ABS issued associated with these investments at September 30, 2020.

During the third quarter, we retained $28 million of multifamily securities from a securitization issued through our multifamily joint venture, purchased $15 million of CRT and third-party investments, and sold $13 million of CRT and third-party investments.
See the "Investments" section that follows for additional details on these investments.
The following table presents the components of investment fair value changes for our Third-Party Investments segment by investment type for the three and nine months ended September 30, 2020.
Table 13 – Investment Fair Value Changes, Net from Third-Party Investments

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2020	September 30, 2020
Investment Fair Value Changes, Net
Changes in fair value of:
Trading securities	$1,544	$(174,047)
Servicer advance investments	26	(6,172)
Excess MSRs	(1,127)	(7,650)
Shared home appreciation options	2,384	(4,286)
Net investments in Freddie Mac SLST entities (1)	82,214	(33,081)
Net investments in Freddie Mac K-Series entities (1)	2,166	(82,744)
Risk management derivatives, net	—	(58,158)
Other	30	(11)
Impairments on AFS securities	653	(547)
Investment Fair Value Changes, Net	$87,890	$(366,696)
(1)Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.
Spreads generally continued to tighten during the third quarter of 2020, which resulted in positive fair value changes for many of our investments, particularly our investments in consolidated Freddie Mac SLST securitizations, recovering a further portion of the negative fair value changes incurred during the first quarter of 2020 due to the pandemic. While spreads generally tightened on most of our third-party investments, certain of our subordinate securities experienced negative fair value changes due to increased delinquencies and loss expectations. Additionally, during the third quarter of 2020, most of our investment securities experienced increased prepayments, which generally benefited our subordinate securities, but negatively impacted our interest-only trading securities and excess MSR investments, and caused a net negative fair value change for excess MSRs.

Investments
This section presents additional details on our investment assets and their activity during the three and nine months ended September 30, 2020.
Residential Loans at Residential Lending Investment Portfolio
The following table provides the activity of residential loans at our Residential Lending investment portfolio during the three and nine months ended September 30, 2020.
Table 14 – Residential Loans at Residential Lending Investment Portfolio - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2020	September 30, 2020
Fair value at beginning of period	$—	$2,111,897
Sales	—	(1,254,935)
Transfers between portfolios (1)	—	(533,612)
Principal repayments	—	(229,818)
Changes in fair value, net	—	(93,532)
Fair Value at End of Period	$—	$—
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
Single-Family Rental Loans at Business Purpose Lending Investment Portfolio
The following table provides the activity of single-family rental loans at our Business Purpose Lending investment portfolio during the three and nine months ended September 30, 2020.
Table 15 –Single-Family Rental Loans at Business Purpose Lending Investment Portfolio - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2020	September 30, 2020
Fair value at beginning of period	$—	$237,620
Transfers between portfolios	—	(215,417)
Principal repayments	—	(1,397)
Changes in fair value, net	—	(20,806)
Fair Value at End of Period	$—	$—
During the second quarter, we transferred all of our single-family rental loans previously financed at the FHLBC and held for investment to newly established non-marginable warehouse facilities, repaid our associated FHLBC debt, and now classify these loans as held-for-sale as part of our business purpose mortgage banking loan inventory.

Residential Bridge Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of residential bridge loans held-for-investment at Redwood during the three and nine months ended September 30, 2020.
Table 16 – Residential Bridge Loans Held-for-Investment at Redwood - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2020	September 30, 2020
Fair value at beginning of period	$787,367	$745,006
Transfers between portfolios (1)	63,979	323,945
Transfers to REO	(2,691)	(4,598)
Principal repayments	(154,572)	(354,167)
Changes in fair value, net	6,777	(9,326)
Fair Value at End of Period	$700,860	$700,860
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
Our $701 million of residential bridge loans held-for-investment at September 30, 2020 were comprised of first-lien, fixed-rate, interest-only loans with a weighted average coupon of 8.02% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 730 and the weighted average LTV ratio of these loans was 67%. At September 30, 2020, of the 2,262 loans in this portfolio, 24 of these loans with an aggregate fair value of $33 million and an unpaid principal balance of $38 million were greater than 90 days delinquent, of which 24 loans with an aggregate fair value of $34 million and an unpaid principal balance of $40 million were in foreclosure.
During the second and third quarters of 2020, we entered into new non-recourse facilities to finance bridge loan investments and we entered into new non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral) recourse facilities that will be used to finance business purpose bridge loans. While our new non-marginable and non-recourse financing facilities have reduced our contingent liquidity risks, they generally have higher interest costs, which will marginally impact our net interest income in coming quarters.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the three and nine months ended September 30, 2020.
Table 17 – Real Estate Securities Activity by Collateral Type

Three Months Ended September 30, 2020	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$32,860	$3,514	$252,901	$27,161	$316,436
Acquisitions
Third-party securities	2,598	2,000	11,000	28,314	43,912
Sales
Third-party securities	—	—	(12,929)	—	(12,929)
Effect of principal payments (1)	—	(17)	(889)	(546)	(1,452)
Change in fair value, net	(7,367)	170	11,959	606	5,368
Ending Fair Value (2)	$28,091	$5,667	$262,042	$55,535	$351,335

Nine Months Ended September 30, 2020	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$175,859	$151,797	$368,090	$404,128	$1,099,874
Acquisitions
Sequoia securities	43,363	—	3,198	—	46,561
Third-party securities	19,225	2,000	25,750	59,446	106,421
Sales
Sequoia securities	(33,375)	(31,334)	(6,394)	—	(71,103)
Third-party securities	(115,354)	(93,728)	(66,991)	(287,483)	(563,556)
Gains on sales and calls, net	3,357	400	2,482	(1,604)	4,635
Effect of principal payments (1)	(4,464)	(991)	(4,989)	(4,561)	(15,005)
Change in fair value, net	(60,520)	(22,477)	(59,104)	(114,391)	(256,492)
Ending Fair Value (2)	$28,091	$5,667	$262,042	$55,535	$351,335
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(2)At September 30, 2020, excludes $210 million and $229 million of securities retained from our consolidated Sequoia Choice and CAFL securitizations, respectively, as well as $416 million and $27 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively.
During the three months ended September 30, 2020, we sold $13 million of securities and during the three months ended June 30, 2020, we sold $82 million of securities, in our normal course of business. During the three months ended March 31, 2020, we sold $540 million of securities to reposition our portfolio and generate liquidity in response to the pandemic. At September 30, 2020, our securities consisted of fixed-rate assets (81%), adjustable-rate assets (16%), hybrid assets that reset within the next year (2%), and hybrid assets that reset between 12 and 36 months (1%).
We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our residential securities that were financed with repurchase debt at September 30, 2020.
Table 18 – Real Estate Securities Financed with Repurchase Debt

September 30, 2020	Real Estate Securities (1)	Repurchase Debt	Allocated Capital	Weighted Average Price(2)	Financing Haircut(3)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Mezzanine (4)	$63,088	$(44,459)	$18,629	$102	30%
Total Residential Securities	63,088	(44,459)	18,629	102	30%
Multifamily Securities (5)	51,220	(30,595)	20,625	69	40%
Total	$114,308	$(75,054)	$39,254
(1)Amounts represent carrying value of securities, which are held at GAAP fair value.
(2)GAAP fair value per $100 of principal.
(3)Allocated capital divided by GAAP fair value.
(4)Includes $63 million of securities we owned that were issued by consolidated Sequoia Choice securitizations, which we consolidate in accordance with GAAP.
(5)Includes $27 million of securities we owned that were issued by consolidated Freddie Mac K-Series securitizations, which we consolidate in accordance with GAAP.
At September 30, 2020, we had short-term debt incurred through repurchase facilities of $75 million, which was secured by $114 million of real estate securities (including securities owned in consolidated securitization entities). Our repo borrowings were made under facilities with three different counterparties, and the weighted average cost of funds for these facilities during the third quarter of 2020 was approximately 3.57% per annum.

At September 30, 2020, real estate securities with a fair value of $345 million (including securities owned in consolidated Sequoia Choice and CAFL securitization entities), were financed with long-term, non-mark-to-market recourse debt through our subordinate securities financing facilities. Additionally, at September 30, 2020, we had $416 million of re-performing loan securities financed with $208 million of non-recourse securitization debt. The remaining $358 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.
The following table presents our real estate securities at September 30, 2020, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, mezzanine, and subordinate). We have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 19 – Real Estate Securities by Vintage and Type

September 30, 2020	Sequoia 2012-2020	Third Party 2013-2020	Agency CRT 2018-2020	Third Party <=2008	Total Residential Securities	Multifamily 2019-2020	Total Real Estate Securities
(In Thousands)
Senior (1)	$16,226	$11,862	$—	$3	$28,091	$—	$28,091
Mezzanine (2)	3,651	2,016	—	—	5,667	—	5,667
Subordinate (1)	124,132	82,168	49,761	5,981	262,042	55,535	317,577
Total Securities (3)	$144,009	$96,046	$49,761	$5,984	$295,800	$55,535	$351,335
(1)At September 30, 2020, senior Sequoia and third-party securities included $28 million of IO securities. At September 30, 2020, subordinate third-party securities included $13 million of IO securities. Our interest-only securities included $12 million of certificated mortgage servicing investments securities at September 30, 2020 that we retained from certain of our Sequoia securitizations. These securities represent certificated servicing strips and therefore may be negatively impacted by the operating and funding costs related to servicing the associated securitized mortgage loans.
(2)Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.
(3)At September 30, 2020, excluded $210 million, $416 million, $27 million, and $229 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, Freddie Mac K-Series, and CAFL securitizations, respectively. For GAAP purposes we consolidated $7.55 billion of loans and $6.68 billion of non-recourse ABS debt associated with these retained securities.
The following tables present the components of the interest income we earned on AFS securities for the three and nine months ended September 30, 2020.
Table 20 – Interest Income — AFS Securities

Three Months Ended September 30, 2020					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Mezzanine	$6	$—	$6	$782	3.07%	—%	3.07%
Subordinate	1,824	1,766	3,590	135,160	5.40%	5.23%	10.63%
Total AFS Securities	$1,830	$1,766	$3,596	$135,942	5.38%	5.20%	10.58%

Nine Months Ended September 30, 2020					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$221	$529	$750	$4,481	6.58%	15.74%	22.32%
Mezzanine	103	14	117	3,251	4.22%	0.57%	4.79%
Subordinate	6,751	4,064	10,815	131,755	6.83%	4.11%	10.94%
Total AFS Securities	$7,075	$4,607	$11,682	$139,487	6.77%	4.40%	11.17%

Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three and nine months ended September 30, 2020 and 2019.
Table 21 – Taxable Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except per Share Data)	2020 est. (1)	2019	2020 est. (1)	2019
REIT taxable (loss) income	$7,362	$38,626	$(13,016)	$91,948
Taxable REIT subsidiary income	34,975	2,821	26,890	25,865
Total Taxable (Loss) Income	$42,337	$41,447	$13,874	$117,813

REIT taxable (loss) income per share	$0.07	$0.34	$(0.10)	$0.89
Total taxable income per share	$0.38	$0.37	$0.14	$1.16

Distributions to shareholders	$15,701	$33,627	$66,808	$91,931
Distributions to shareholders per share	$0.14	$0.30	$0.585	$0.90
(1)Our tax results for the three and nine months ended September 30, 2020 are estimates until we file tax returns for this year.

In accordance with Internal Revenue Code rules applicable to disaster losses, TRS taxable income for the nine months ended September 30, 2020, was adjusted to recognize $59 million of losses incurred in the first quarter of 2020 into the fourth quarter of 2019.
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
Our dividend characterization for 2020 will be determined based on our full-year taxable income and dividend distributions. We currently expect only a small portion, if any, of the distributions to shareholders in 2020 will be taxable as dividend income and the remainder will be a return of capital, which is generally nontaxable. Under the federal income tax rules applicable to REITs, none of our 2020 dividend distributions are currently expected to be characterized as long-term capital gains.
Tax Provision under GAAP
For the three and nine months ended September 30, 2020, we recorded a tax provision of $9 million and a tax benefit of $13 million, respectively. For the three and nine months ended September 30, 2019, we recorded a tax benefit of $0.1 million and a tax provision of $3 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The switch to a benefit from income taxes from provision for income taxes year-over-year was primarily the result of  GAAP losses being recorded at our TRS in 2020 versus TRS GAAP income in 2019. The benefit from income taxes recorded in 2020 was partially offset by a valuation allowance being recorded against our federal net ordinary deferred tax assets. Our TRS effective tax rate in 2020 is expected to be significantly less than the federal statutory corporate tax rate, due to the valuation allowance and other permanent GAAP to tax differences. The income or loss generated at our TRS will not directly affect the tax characterization of our 2020 dividends.
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
At September 30, 2020, our total capital was $1.70 billion and included $1.05 billion of equity capital and $0.65 billion of convertible notes and long-term debt on our consolidated balance sheet, including $199 million of convertible debt due in 2023, $150 million of convertible debt due in 2024, $172 million of exchangeable debt due in 2025, and $140 million of trust-preferred securities due in 2037.
As of September 30, 2020, our unrestricted cash was $451 million. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company.
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
Cash Flows and Liquidity for the Nine Months Ended September 30, 2020
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of securities acquisitions, sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
During the first nine months of 2020, in response to the pandemic, we sold a significant amount of investments and repaid a significant amount of debt, which allowed us to reposition and de-lever our balance sheet and generate additional liquidity. Additionally, we entered into several new financing agreements that are non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral) and non-recourse, and have longer dated maturities than agreements they replaced that were marginable and recourse to us. While the asset sales and pay-down of debt, along with these new financing agreements, strengthened our liquidity and capital position by removing sources of contingent liquidity risk (from potential market value-based margin calls), they have also reduced our overall amount of earning assets and increased our borrowing costs. In the near-term, while we maintain a higher balance of cash, this will reduce our cash flows from operations. However, given our significant cash position, we believe we are positioned well to meet our near-term liquidity needs.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $176 million during the nine months ended September 30, 2020. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination and sale of our business purpose loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, origination, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $94 million and negative $123 million during the first nine months of 2020 and 2019, respectively.
As a result of the pandemic, in late March we determined that our hedges were no longer effectively managing the risks associated with certain of our assets and liabilities and we settled nearly all of our outstanding derivative positions. As a result of these settlements and other hedging activity during the quarter, we made $187 million of cash payments. Additionally, during the six months ended June 30, 2020, our margin receivable (which was primarily associated with our hedges), decreased by $207 million, resulting in an increase to our cash flows from operations. These changes in operating cash flows resulted from actions taken in response to the pandemic that we would generally not expect to recur at such a magnitude in subsequent periods. Additionally, during the six months ended June 30, 2020, we received $38 million in cash related to FHLBC stock that was transferred back to the FHLBC, upon the repayment of substantially all of our borrowings from the FHLBC.

Cash Flows from Investing Activities
During the nine months ended September 30, 2020, our net cash provided by investing activities was $3.51 billion and primarily resulted from proceeds from sales of loans and real estate securities, as well as principal payments on loans. Although we generally intend to hold our loans and investment securities as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
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
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the nine months ended September 30, 2020, we transferred residential loans between held-for-sale and held-for-investment classification, retained securities from Sequoia and CAFL securitizations we sponsored, and deconsolidated certain multifamily residential securitization trusts, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the nine months ended September 30, 2020, our net cash used in financing activities was $3.11 billion. This primarily resulted from $1.85 billion of net repayments of short-term debt and $2.64 billion of repayments of long-term debt, including repayments of $2.00 billion of FHLBC borrowings, which were associated with the sales of a significant amount of assets noted in the investing activities section above. Additionally, we paid $97 million to purchase and retire $125 million of our convertible debt in the second quarter of 2020, and repurchased $22 million of stock in the third quarter. These outflows of cash were partially offset by $306 million of net proceeds from the issuance and settlements of ABS issued. Additionally, during the nine months ended September 30, 2020, we had cash inflows of $1.25 billion related to borrowings under three new non-marginable facilities that were generally used to repay existing borrowings from marginable facilities.
During the nine months ended September 30, 2020, we declared dividends of $0.585 per common share. On September 11, 2020, the Board of Directors declared a regular dividend of $0.14 per share for the third quarter of 2020, which was paid on September 29, 2020 to shareholders of record on September 22, 2020.
In accordance with the terms of our outstanding deferred stock units and restricted stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit and restricted stock unit.
Repurchase Authorization
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2020, we repurchased 3,047,335 shares of our common stock pursuant to this authorization for $22 million. At September 30, 2020, $78 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital and unrestricted cash described above.
Loan Warehouse Facilities
We maintain loan warehouse facilities to finance our residential jumbo loan inventory, SFR loan inventory and for our bridge loan investments. These facilities can be classified as short-term or long-term depending on their specific terms and provisions. At September 30, 2020, we had residential warehouse facilities outstanding with four different counterparties, with $600 million of total capacity and $518 million of available capacity. These included non-marginable facilities with $200 million of total capacity and marginable facilities with $400 million of total capacity. At September 30, 2020, we had business purpose warehouse facilities outstanding with four different counterparties, with $1.1 billion of total capacity and $853 million of available capacity. All of these facilities are non-marginable.

Short-Term Debt
In the ordinary course of our business, we use recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At September 30, 2020, we had $483 million of short-term debt outstanding. During the first nine months of 2020, the highest balance of our short-term debt outstanding was $3.23 billion.
For further detail on our short-term debt, see Note 13 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Long-Term Debt
The following discusses significant activity during the first nine months of 2020 and other information about our long-term debt. For further detail on our long-term debt, see Note 15 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Non-Recourse Business Purpose Loan Financing Facilities
In the third quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for business purpose bridge loans. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 3.85% (with a 0.50% LIBOR floor), through July 2022. At September 30, 2020, we had borrowings under this facility totaling $158 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $157 million. At September 30, 2020, $216 million of bridge loans were pledged as collateral under this facility.
In the second quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for business purpose bridge loans. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 7.50% (with a 1.50% LIBOR floor), through June 2022. Borrowings under this facility may be repaid in full at our option and the facility terminated without penalty beginning in June 2021. This facility has an aggregate maximum borrowing capacity of $530 million, which consists of a term facility of $355 million and a revolving facility of $175 million. The revolving period ends in June 2021, and amounts borrowed under the term and revolving facilities are due in full in June 2022. At September 30, 2020, we had borrowings under this facility totaling $302 million and $4 million of unamortized deferred issuance costs, for a net carrying value of $298 million. At September 30, 2020, $369 million of bridge loans and $25 million of other BPL investments were pledged as collateral under this facility.

Recourse Business Purpose Loan Financing Facilities
In the third quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for business purpose bridge loans and single-family rental loans. Borrowings under this facility accrue interest at a per annum rate equal to three-month LIBOR plus 3.00% through September 2023 and are recourse to Redwood. This facility has an aggregate maximum borrowing capacity of $250 million. At September 30, 2020, we had no borrowings outstanding under this facility.
In the second quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for business purpose bridge loans and single-family rental loans. Borrowings under this facility accrue interest at a per annum rate equal to three-month LIBOR plus 3.50% to 4.00% (with a 1.00% LIBOR floor) through May 2022 and are recourse to Redwood. This facility has an aggregate maximum borrowing capacity of $350 million. At September 30, 2020, we had borrowings under this facility totaling $150 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $150 million. At September 30, 2020, $18 million of bridge loans and $194 million of single-family rental loans were pledged as collateral under this facility.
Recourse Subordinate Securities Financing Facility
In the first quarter of 2020, we entered into a repurchase agreement providing non-marginable recourse debt financing for $112 million of securities retained from our consolidated CAFL securitizations. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through February 2023. The financing facility may be terminated, at our option, in February 2023, and has a final maturity in February 2025, provided that the interest rate on amounts outstanding under the facility increases between March 2023 and February 2025.
Recourse Revolving Debt Facility
In the first quarter of 2020, a subsidiary of Redwood entered into a secured revolving debt facility agreement collateralized by MSRs and certificated mortgage servicing rights. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 2.75% through January 2021, with an increase in rate between February 2021 and the maturity of the facility in January 2022. This facility has an aggregate maximum borrowing capacity of $50 million. We had no borrowings outstanding under this facility at September 30, 2020. At September 30, 2020, $33 million of MSRs and interest-only securities were pledged as collateral under this facility.
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
During the three and nine months ended September 30, 2020, we issued $515 million and $1.30 billion of ABS, respectively, through our consolidated securitization entities. This included $310 million and $847 million of CAFL ABS issued during the three and nine months ended September 30, 2020, respectively, and zero and $249 million of Sequoia Choice ABS issued during the three and nine months ended September 30, 2020, respectively. Additionally, for the three months ended September 30, 2020, this includes $205 million of ABS issued through a re-securitization entity sponsored by us. For further detail on our Asset-backed Securities Issued, see Note 14 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other Commitments and Contingencies
For additional information on commitments and contingencies that could impact our liquidity and capital resources, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

COVID-19 Pandemic-Related Mortgage Payment Forbearances
In response to the personal financial impacts of the pandemic, many residential mortgage borrowers have sought, or are seeking, forbearance with respect to monthly mortgage payment obligations. We are exposed to the negative financial impact of COVID-19 related payment forbearances with respect to loans securitized in Sequoia transactions, loans held for investment or sale, and a variety of other investments, including third-party issued mortgage-backed securities, mortgage servicing rights and related cash flows, and re-performing residential mortgage loans. Business purpose mortgage loan borrowers may also seek payment forbearances. In addition, transactions we have entered into, including to finance loans with warehouse financing providers and to sell whole loans to third parties, may be negatively impacted by COVID-19 related payment forbearances, including by reducing our proceeds from these transactions or if we are required to repurchase impacted loans.
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
As of September 30, 2020, we had no servicing advances outstanding related to principal and interest on Sequoia securitized loans for which we had servicing advance funding obligations.
Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the origination and acquisition of mortgage loans (including those we originate or acquire in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock or outstanding debt securities. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2019, under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities,” and under the caption “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "Q1 2020 10-Q"). Many of the risks described above materialized during the first quarter of 2020 as a result of the pandemic and its impact on the economy and financial markets, as described under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” within our Q1 2020 Quarterly Report on Form 10-Q.

Our sources of debt financing include secured borrowings under residential and business purpose mortgage loan warehouse facilities (including recourse and non-recourse warehouse facilities), short-term securities repurchase facilities, a $10 million committed line of short-term secured credit from a bank, short-term servicer advance financing, a secured, revolving debt facility collateralized by mortgage servicing rights, and subordinate securities financing facilities. During the second quarter of 2020, we repaid secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, under its borrowing facility with the FHLBC and at September 30, 2020, $1 million of advances remained outstanding. We do not expect to be able to increase borrowings under this borrowing facility above the existing $1 million of advances outstanding.

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

Under many of our mortgage loan warehouse facilities, our short-term securities repurchase facilities, and our secured, revolving debt facility collateralized by mortgage service rights, while transferred or pledged assets are financed under the facility, to the extent the value of the assets, or the collateral underlying those assets, declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. During the second quarter of 2020, we amended several of our mortgage loan warehouse facilities to revise these margin call provisions to remove obligations to make margin calls for changes in the market value of transferred or pledged assets, which determinations of market value were generally within the sole discretion of the lending counterparty. Under these revised agreements, if the estimated value of a property securing a financed mortgage loan declines, based on, for example, an appraisal or broker-price opinion, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential mortgage loans) with a value equal to the amount of the decline. Of our active financing arrangements with outstanding balances at September 30, 2020, only our short-term securities repurchase facilities (with $75 million of borrowings outstanding at September 30, 2020), and two of our residential mortgage loan warehouse facilities (with $8 million of borrowings outstanding at September 30, 2020) retain market-value based margin call provisions.

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

At September 30, 2020, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. However, significant and widespread decreases in the fair values of our assets, including decreases of the magnitude that resulted from the impact of the pandemic during the first quarter of 2020, could cause us to breach the financial covenants under our borrowing facilities related to net worth and leverage. In particular, during the first and second quarters of 2020, we amended financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth, financial covenants that require us to maintain recourse indebtedness below a specified ratio, and financial covenants that require us to maintain a minimum dollar amount of liquidity in certain borrowing agreements on a permanent basis, and we repaid and suspended certain other borrowing facilities; however, we cannot be certain that we will be able to maintain compliance with such amended covenants. Such covenants, if breached, can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements, and other risks described under the caption “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements” in Part II, Item 1A of our Q1 2020 10-Q.

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
For additional information on our commitments and contingencies as of September 30, 2020, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
There have been no changes in our internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There is no significant update regarding the litigation matters described in Part I, Item 3 in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Legal Proceedings.” At September 30, 2020, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2019 was $2 million.
In addition to those matters, as previously disclosed, in connection with the impact of the effects of the pandemic on the non-Agency mortgage finance market and on our business and operations, a number of the counterparties that have regularly sold residential mortgage loans to us believe that we breached perceived obligations to them, and requested or demanded that we purchase loans from them and/or compensate them for perceived damages resulting from our decisions earlier in 2020 not to purchase certain loans from them (“Residential Loan Seller Demands”).
We believe that these Residential Loan Seller Demands are without merit or subject to defenses and we intend to defend vigorously any such allegations and any related demand or claim to which we are or become a party. Despite our beliefs about the legal merits of these allegations, because our ordinary course of business is to seek to continue to regularly engage in mutually beneficial transactions with these counterparties, in some cases we have been willing to engage in discussions with these counterparties with the intention of reaching resolution, including through structuring arrangements that incentivize both the counterparty and us to continue to engage in residential loan purchase and sale transactions in the future.
With respect to certain of the Residential Loan Seller Demands, these resolution discussions have been successful in resolving, or establishing a framework that we believe will be the basis for successfully resolving, the demands of these counterparties, including through forward-looking joint business undertakings and structured arrangements that incentivize both the counterparty and us to continue to engage in residential loan purchase and sale transactions in the future. With respect to these counterparties, we have incurred or expect to incur certain costs in connection with finalizing these arrangements (including costs that are contingent on the successful completion of future residential loan purchase and sale transactions with these counterparties that we expect to generate future revenue for the Company) and have recorded any such actual costs incurred through September 30, 2020, as well as an accrual for the estimated costs associated with counterparties where a resolution or go-forward framework has been agreed to or has been discussed but not finalized. In accordance with GAAP, the accrual for estimated costs is based on the opinion of management, that it is probable that these resolutions and forward-looking joint business undertakings and structured arrangements will result in an expense and the amount of expense can be reasonably estimated. At September 30, 2020, the aggregate amount of our accrual for estimated costs associated with Residential Loan Seller Demands was $6.5 million, a portion of which would be contingent on the successful completion of future residential loan purchase and sale transactions with these counterparties, with the expectation of generating future revenue for the Company. In addition, as previously disclosed, one such counterparty filed a breach of contract lawsuit against us in May 2020 alleging that it had suffered in excess of $2 million of losses as a result of our alleged failure to purchase residential mortgage loans from it; and in October 2020 we and the plaintiff agreed to settle the lawsuit on mutually satisfactory terms.
With respect to Residential Loan Seller Demands that have not been resolved or accrued for, our beliefs about the legal merits of these allegations and our discussions with these counterparties have resulted in us determining that a significant loss from these matters is not probable. With respect to these remaining Residential Loan Seller Demands, based on the foregoing, we have concluded that we can estimate an aggregate range of reasonably possible losses with respect to these Residential Loan Seller Demands of between zero and $1.5 million.
Future developments (including receipt of additional information and documents relating to these matters, new or additional resolution or settlement communications relating to these matters, resolutions of similar claims against other industry participants in similar circumstances, or receipt of additional Residential Loan Seller Demands) could result in our concluding in the future to establish additional accruals or reserves or modify our aggregate range of reasonably possible losses with respect to these Residential Loan Seller Demand matters. Our actual losses, and any accruals or reserves we may establish in the future relating to these matters, may be materially higher than the accruals, reserves and the aggregate range of reasonably possible losses we have estimated above, respectively, including in the event that any of these matters proceed to trial and result in a judgment against us. We cannot be certain that any of these matters that are not already formally resolved will be resolved through a resolution or settlement and we cannot be certain that the resolution of these matters, whether through litigation, settlement, or otherwise, will not have a material adverse effect on our financial condition or results of operations in any future period.

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
In the ordinary course of any litigation matter, including certain of the above-referenced matters, we have engaged and may continue to engage in formal or informal settlement communications with the plaintiffs or co-defendants. Settlement communications we have engaged in relating to certain of the above-referenced litigation matters are one of the factors that have resulted in our determination to establish the loss contingency reserves described above. We cannot be certain that any of these matters will be resolved through a settlement prior to litigation and we cannot be certain that the resolution of these matters, whether through trial or settlement, will not have a material adverse effect on our financial condition or results of operations in any future period.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2020, we repurchased 3,047,335 shares of our common stock pursuant to this authorization for $22 million. At September 30, 2020, $78 million of this current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2020.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
July 1, 2020 - July 31, 2020	—	$—	—	$—
August 1, 2020 - August 31, 2020	1,980	$7.07	1,980	$85,998
September 1, 2020 - September 30, 2020	1,067	$7.15	1,067	$78,369
Total	3,047	$7.10	3,047	$78,369
Item 3. Defaults Upon Senior Securities
None.
Item 4. Not Applicable
Item 5. Other Information
On November 6, 2020, Redwood amended and restated its employment agreements with each of Christopher J. Abate (Redwood’s CEO), Dashiell I. Robinson (Redwood’s President), and Andrew P. Stone (Redwood’s Executive Vice President, General Counsel, and Secretary). These agreements were amended and restated to, among other things, update or clarify certain defined terms and vesting-related provisions and to reflect previously disclosed compensation terms applicable to these officers. The three amended and restated employment agreements are filed as Exhibits 10.1, 10.2, and 10.3 to this Quarterly Report on Form 10-Q (collectively, the “Amended Employment Agreements”) and the description of the Amended Employment Agreements set forth in this Part II, Item 5 is qualified in its entirety by reference to the full text of the Amended Employment Agreements.

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

10.1*	Fifth Amended and Restated Employment Agreement, dated as of November 6, 2020, by and between Christopher J. Abate and the Registrant (filed herewith)
10.2*	Third Amended and Restated Employment Agreement, dated as of November 6, 2020, by and between Dashiell I. Robinson and the Registrant (filed herewith)
10.3*	Fifth Amended and Restated Employment Agreement, dated as of November 6, 2020, by and between Andrew P. Stone and the Registrant (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019;
(ii) Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2020 and 2019;
(iii) Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2020 and 2019;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and
(vi) Notes to Consolidated Financial Statements.

Exhibit Number	Exhibit
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________________
* Indicates exhibits that include management contracts or compensatory plan arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDWOOD TRUST, INC.

Date:	November 6, 2020	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2020	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Financial Officer
(Principal Financial and Accounting Officer)