Form 10-K
period 2020-12-31
REDWOOD TRUST INC
filed 2021-02-26
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
At June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $798,085,066 based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock outstanding on February 22, 2021 was 112,090,006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report are incorporated by reference into Part III.

REDWOOD TRUST, INC.
2020 ANNUAL REPORT ON FORM 10-K

i

Special Note - Cautionary Statement
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, our ability to pay dividends in the future, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2021, including with respect to our operating businesses, our investment portfolio, available capital, and corporate operating expenses and unsecured debt service; (iii) statements related to our investment portfolio, including that we continue to see an opportunity for further valuation increases on these investments, and that we expect up to $600 million of loans collateralizing certain securitizations to become redeemable in 2021, well below their estimated fair values; (iv) statements related to our residential consumer and business purpose lending platforms, including that we expect to see a significant opportunity to diversify our residential loan purchase mix into Redwood Choice expanded prime and non-QM products; (v) statements relating to our estimate of our available capital (including that we estimate our available capital at December 31, 2020 was approximately $200 million); (vi) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the fourth quarter of 2020, at December 31, 2020, and to date in the first quarter of 2021, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase, and expected residential mortgage loan sales in the first quarter of 2021, including through forward sales agreements we entered into during the fourth quarter of 2020; (vii) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2020; and (viii) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
Important factors, among others, that may affect our actual results include:
•the impact of the COVID-19 pandemic;
•general economic trends and the performance of the housing, real estate, mortgage finance, and broader financial markets;
•federal and state legislative and regulatory developments and the actions of governmental authorities and entities;
•changing benchmark interest rates, and the Federal Reserve’s actions and statements regarding monetary policy;
•our ability to compete successfully;
•our ability to adapt our business model and strategies to changing circumstances;
•strategic business and capital deployment decisions we make;
•our use of financial leverage;
•our exposure to a breach of our cybersecurity or data security;
•our exposure to credit risk and the timing of credit losses within our portfolio;
•the concentration of the credit risks we are exposed to, including due to the structure of assets we hold, the geographical concentration of real estate underlying assets we own, and our exposure to environmental and climate-related risks;
•the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks;
•changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies;
•changes in mortgage prepayment rates;
•changes in interest rates;
•our ability to redeploy our available capital into new investments;
•interest rate volatility, changes in credit spreads, and changes in liquidity in the market for real estate securities and loans;
•our ability to finance the acquisition of real estate-related assets with short-term debt;
•changes in the values of assets we own;
ii

•the ability of counterparties to satisfy their obligations to us;
•our exposure to the discontinuation of LIBOR;
•our exposure to liquidity risk, risks associated with the use of leverage, and market risks;
•changes in the demand from investors for residential and business purpose mortgages and investments, and our ability to distribute residential and business purpose mortgages through our whole-loan distribution channel;
•our involvement in securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions;
•exposure to claims and litigation, including litigation arising from our involvement in loan origination and securitization transactions;
•whether we have sufficient liquid assets to meet short-term needs;
•our ability to successfully retain or attract key personnel;
•changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities;
•our exposure to a disruption of our technology infrastructure and systems;
•the impact on our reputation that could result from our actions or omissions or from those of others;
•our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures;
•the termination of our captive insurance subsidiary’s membership in the Federal Home Loan Bank and the implications for our income generating abilities;
•the impact of changes to U.S. federal income tax laws on the U.S. housing market, mortgage finance markets, and our business;
•our failure to comply with applicable laws and regulation, including our ability to obtain or maintain the governmental licenses;
•our ability to maintain our status as a REIT for tax purposes;
•limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940;
•our common stock may experience price declines, volatility, and poor liquidity, and we may reduce our dividends in a variety of circumstances;
•decisions about raising, managing, and distributing capital;
•our exposure to broad market fluctuations; and
•other factors not yet identified.
This Annual Report on Form 10-K may contain statistics and other data that in some cases have been obtained from or compiled from information made available by servicers and other third-party service providers.
iii

PART I
ITEM 1. BUSINESS
Introduction
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not served by government programs. We deliver customized housing credit investments to a diverse mix of investors, through our best-in-class securitization platforms; whole-loan distribution activities; and our publicly-traded shares. Our consolidated investment portfolio has evolved to incorporate a diverse mix of residential, business purpose and multifamily investments. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Lending, Business Purpose Lending, and Third-Party Investments.
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
Our executive offices are located at One Belvedere Place, Suite 300, Mill Valley, California 94941. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In statements regarding qualification as a REIT, such terms refer solely to Redwood Trust, Inc.
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
Business Purpose Lending – consists of a platform that originates and acquires business purpose loans for subsequent securitization or transfer into our investment portfolio, as well as the investments we retain from these activities. We typically originate single-family rental and bridge loans and distribute most of our single-family rental loans through our CoreVest American Finance Lender ("CAFL") private-label securitization program and generally retain our bridge loans for investment. Single-family rental loans are business purpose mortgage loans to investors in single-family (primarily 1-4 unit) rental properties. Bridge loans are business purpose mortgage loans to investors rehabilitating and subsequently reselling or renting residential and small-balance multifamily properties. Our investments in this segment primarily consist of securities retained from our CAFL securitizations (which we consolidate for GAAP purposes), and bridge loans. This segment also includes various derivative financial instruments that we utilize to manage certain risks associated with our inventory of single-family rental loans held-for-sale and our investments. This segment’s main source of revenue is net interest income from its investments and loans held-for-sale, as well as income from mortgage banking activities, which includes valuation increases (or gains) on loans we originate or acquire and subsequently sell, securitize or transfer into our investment portfolio, and the hedges used to manage risks associated with these activities. Additionally, this segment may realize gains and losses upon the sale of securities. Funding expenses, direct operating expenses, and tax expenses associated with these activities are also included in this segment.
Third-Party Investments – consists of investments in RMBS issued by third parties, investments in Freddie Mac K-Series multifamily loan securitizations and SLST reperforming loan securitizations (both of which we consolidate for GAAP purposes), our servicer advance investments, and other residential and multifamily credit investments not generated through our Residential or Business Purpose Lending segments. This segment’s main sources of revenue are interest income from securities and loans held-for-investment. Additionally, this segment may realize gains and losses upon the sale of securities. Funding expenses, hedging expenses, direct operating expenses, and tax provisions associated with these activities are also included in this segment.
Consolidated Securitization Entities
We sponsor our Sequoia securitization program, which we use for the securitization of residential mortgage loans. We are required under Generally Accepted Accounting Principles in the United States (“GAAP”) to consolidate the assets and liabilities of certain securitization entities we have sponsored for financial reporting purposes. We refer to certain of these securitization entities issued prior to 2012 as “consolidated Legacy Sequoia entities,” and the securitization entities formed in connection with the securitization of Redwood Choice expanded-prime loans as the "consolidated Sequoia Choice entities." We also consolidate certain third-party Freddie Mac K-Series, Freddie Mac Seasoned Loans Structured Transaction ("SLST"), and CoreVest American Finance Lender ("CAFL") securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Where applicable, in analyzing our results of operations, we distinguish results from current operations "at Redwood" and from consolidated entities. Each of these consolidated entities is independent of Redwood and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with any role we carry out for these entities (e.g., as sponsor or depositor) and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold.

Human Capital Resources
As of December 31, 2020, Redwood employed 247 full-time employees, 116 of whom were directly engaged in the operations of our wholly-owned subsidiary, CoreVest. Our employees are dispersed across four principal offices in California, Colorado, and New York. Redwood’s talented employees are core to the long-term success of our company and we invest in programs that support our ability to attract, retain, and develop our people. Cultural priorities and values are closely intertwined with our overarching business strategy and we believe they support Redwood’s ability to fulfill its mission and contribute to our ongoing focus on having a strong, healthy culture and a capable and satisfied workforce.
We are focused on developing and advancing our employees through targeted learning programs to build specific job-based skills and leadership capabilities across the company. Our Management Essentials program provides foundational leadership training to all managers of people within the company. In addition, we offer support for specific ongoing education and professional certifications for our employees. We regularly assess the talent and skills of our workforce and prioritize the promotion or transfer of current employees for open roles. Feedback and coaching are core to our overall people development programs and our performance management process is designed to foster specific and frequent performance discussions. Attracting and hiring a qualified and diverse workforce is a priority, and we strive to create robust and diverse candidate pools for open positions across the company. Our summer internship program creates an opportunity to develop a pipeline of future talent for the company.
We regularly evaluate our ability to attract and retain our employees. We have had relatively low turnover rates within our workforce, particularly within the mortgage industry, and the average tenure of our employees is over 4 years, with 38% of our workforce being with the organization for 5 years or more. We believe that the investments we make in driving a strong, values-based culture and supporting our employees through programs, development, and competitive pay enhances our organizational capability and has a direct impact on our business results and fulfillment of Redwood’s mission.
We seek to retain our employees by investing in firm-wide engagement programs. We periodically commission an employee engagement survey to monitor employee satisfaction and we follow up with an action planning process to actively respond to employee feedback. We have a values-based culture and our core values of Growth, Results, Passion, Relationships, Change, and Integrity are embedded into our programs and performance goals and are regularly communicated to our employees.
We are committed to fostering diversity, inclusion, equity, and belonging within the company and we are actively in the process of developing our diversity and inclusion roadmap. Our newly created Diversity Council, which is overseen by our CEO, was formed to inform and steward the company’s efforts and includes employee representatives from across the organization. With management’s support, our women’s employee resource group ("ERG") promotes women’s leadership development and advancement within the organization.
Being involved with and giving back to our communities is an important aspect of our culture. We have an employee-led Foundation that manages and raises funds for a variety of charitable causes. All employees are invited to participate through various fundraising initiatives and by submitting grant requests for causes that they are passionate about. Volunteerism is also important at Redwood, and we regularly sponsor community events and provide paid time off for volunteer activities.
We offer a competitive compensation structure to our employees, including short- and long-term financial incentives, generous health and welfare benefits, paid family leave, and paid time off to promote a healthy work/life balance. We also offer all employees the ability to participate in our Employee Stock Purchase Plan ("ESPP"), which incentivizes stock ownership by our employees by providing the opportunity to purchase Redwood common stock at a discounted price through payroll deductions.
A key priority during the pandemic is our employees’ health and well-being. In March 2020 we quickly pivoted to a broad and effective remote work model to help minimize our employees’ exposure to COVID and support employees who are balancing family care and employment responsibilities during the pandemic. Currently all employees are enabled to work from their homes and we are monitoring CDC and local guidelines to inform when our offices can fully return to pre-pandemic status. We also continue to plan for a potentially hybrid long-term model in which certain members of our workforce permanently work from home on either a full- or part-time basis.

Competition
We are subject to intense competition in seeking investments, acquiring, originating, and selling loans, engaging in securitization transactions, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, insurance companies, and other specialty finance companies, financial institutions, as well as investment funds and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Furthermore, competition for investments, making loans, acquiring and selling loans, and engaging in securitization transactions may lead to a decrease in the opportunities and returns available to us. For additional discussion regarding our ability to compete successfully, see the risk factor below under the heading “We are subject to intense competition and we may not compete successfully" in Part I, Item 1A of this Annual Report on Form 10-K.
Federal and State Regulatory and Legislative Developments
Our business is affected by conditions in the housing, business-purpose, multifamily, and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal and state laws and regulations. In some cases, the government or government-sponsored entities, such as Fannie Mae and Freddie Mac, directly participate in these markets. In particular, because issues relating to residential real estate and housing finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential real estate, the markets for financing residential real estate, and the participants in residential real estate-related industries than they would with respect to other industries. As a result of the government’s statutory and regulatory oversight of the markets we participate in and the government’s direct and indirect participation in these markets, federal and state governmental actions, policies, and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future, which effects may be material. For additional discussion regarding federal and state legislative and regulatory developments, see the risk factor below under the heading “Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future" in Part I, Item 1A of this Annual Report on Form 10-K.
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
Certifications
Our Chief Executive Officer and Chief Financial Officer have executed certifications dated February 26, 2021, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and we have included those certifications as exhibits to this Annual Report on Form 10-K. In addition, our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on July 1, 2020 that he was unaware of any violations by Redwood Trust, Inc. of the NYSE’s corporate governance listing standards in effect as of that date.

Item 1A. Risk Factors

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks Related to our Business and Industry

•the impact of the COVID-19 pandemic;
•general economic trends and the performance of the housing, real estate, mortgage finance, and broader financial markets;
•federal and state legislative and regulatory developments and the actions of governmental authorities and entities;
•changing benchmark interest rates, and the Federal Reserve’s actions and statements regarding monetary policy;
•our ability to compete successfully;
•our ability to adapt our business model and strategies to changing circumstances;
•strategic business and capital deployment decisions we make;
•our use of financial leverage;
•our exposure to a breach of our cybersecurity or data security;

Risks Related to our Investments and Investing Activity

•our exposure to credit risk and the timing of credit losses within our portfolio;
•the concentration of the credit risks we are exposed to, including due to the structure of assets we hold, the geographical concentration of real estate underlying assets we own, and our exposure to environmental and climate-related risks;
•the efficacy and expense of our efforts to manage or hedge credit risk, interest rate risk, and other financial and operational risks;
•changes in credit ratings on assets we own and changes in the rating agencies’ credit rating methodologies;
•changes in mortgage prepayment rates;
•changes in interest rates;
•our ability to redeploy our available capital into new investments;
•interest rate volatility, changes in credit spreads, and changes in liquidity in the market for real estate securities and loans;
•our ability to finance the acquisition of real estate-related assets with short-term debt;
•changes in the values of assets we own;
•the ability of counterparties to satisfy their obligations to us;
•our exposure to the discontinuation of LIBOR;
•our exposure to liquidity risk, risks associated with the use of leverage, and market risks;

Operational and Other Risks

•changes in the demand from investors for residential and business purpose mortgages and investments, and our ability to distribute residential and business purpose mortgages through our whole-loan distribution channel;
•our involvement in securitization transactions, the profitability of those transactions, and the risks we are exposed to in engaging in securitization transactions;
•exposure to claims and litigation, including litigation arising from our involvement in loan origination and securitization transactions;
•whether we have sufficient liquid assets to meet short-term needs;
•our ability to successfully retain or attract key personnel;
•changes in our investment, financing, and hedging strategies and new risks we may be exposed to if we expand our business activities;
•our exposure to a disruption of our technology infrastructure and systems;
•the impact on our reputation that could result from our actions or omissions or from those of others;
•our failure to maintain appropriate internal controls over financial reporting and disclosure controls and procedures;

Risks Related to Legislative and Regulatory Matters Affecting our Industry

•the termination of our captive insurance subsidiary’s membership in the Federal Home Loan Bank and the implications for our income generating abilities;
•the impact of changes to U.S. federal income tax laws on the U.S. housing market, mortgage finance markets, and our business;
•our failure to comply with applicable laws and regulation, including our ability to obtain or maintain the governmental licenses;

Risks Related to Redwood's Capital, REIT and Legal/Organizational Structure

•our ability to maintain our status as a REIT for tax purposes;
•limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940;

Other Risks Related to Ownership of Our Common Stock

•our common stock may experience price declines, volatility, and poor liquidity, and we may reduce our dividends in a variety of circumstances;
•decisions about raising, managing, and distributing capital;
•our exposure to broad market fluctuations; and
•other factors not yet identified.

Risk Related to our Business and Industry
The COVID-19 pandemic, the future outbreak of another highly infectious or contagious disease, or other unforeseen disaster could adversely impact or cause disruption to our financial condition and core aspects of our business operations. The spread of COVID-19 has disrupted, and could further cause severe disruptions in, the U.S. and global economy and financial markets and create widespread business continuity and viability issues.

The COVID-19 pandemic (the "pandemic") has caused, and is continuing to cause, significant repercussions across regional, national and global economies and financial markets. While the pandemic's effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, the pandemic and governmental programs created as a response to the pandemic have effected, and continue to effect, the core aspects of our business, including the acquisition/origination and distribution of mortgages, our investment portfolio, our liquidity and our employees. Such effects, if they continue for a prolonged period, may have a material adverse effect on our financial condition and results of operation.

The pandemic has impacted, and may continue to impact, our mortgage loan acquisition and origination platforms. As a result of government measures taken to slow the spread of the disease (such as shelter-in-place orders, quarantines and travel restrictions), as well as recurring waves or surges in infection rates, many businesses have been forced to close, furlough, and lay off employees, and U.S. unemployment claims have dramatically risen since the start of the pandemic and remain at elevated rates. If the pandemic leads to a prolonged economic downturn with sustained high unemployment rates, we would anticipate that real estate financing transactions could decrease. Any such slowdown may materially decrease the volume of mortgages we acquire or originate. Moreover, pandemic-related disruptions to the normal operation of mortgage finance markets have impacted, and may continue to impact, our operations focused on acquiring and distributing residential mortgage loans and originating and distributing business purpose loans including, among other factors, limiting access to short-term or long-term financing for mortgage loans, disrupting the market for securitization transactions, or restricting our ability to access these markets or execute securitization transactions.

The pandemic has impacted, and may continue to impact, our liquidity. We finance many of the mortgage loans, mortgage-backed securities, and other real estate assets in our investment portfolio with borrowings under loan warehouse facilities, securities repurchase facilities, and other financing arrangements. Given the broad impact of the pandemic on the financial markets, our future ability to continue to finance our investment portfolio is unknown. Our liquidity could also be affected as our lenders reassess their exposure to mortgage-related investments and either curtail access to uncommitted financing capacity or impose higher costs to access such capacity. For example, see the risk factor below under the heading “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.” Our liquidity may be further constrained as there may be less demand by investors to acquire mortgage loans we originate or acquire for re-sale, or mortgage-backed securities we issue through our Sequoia and CoreVest securitization platforms.

Further, in light of the impact of the pandemic on the overall economy, including elevated unemployment levels and consumer behavior related to loans, as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forebear payment on their loans, which may adversely affect our results of operations. Thus, the credit risk profile of our assets may be more pronounced during severe market disruptions in the mortgage, housing or related sectors.

We also expect that the pandemic may affect the availability and productivity of our team members. As a result of the pandemic, we transitioned to a predominantly remote working environment for the majority of our team members. While our team members have transitioned well to working from home, over time such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are integral to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new team members and to retain existing team members.

The rapid development and fluidity of the circumstances resulting from the pandemic precludes any prediction as to the ultimate adverse impact of the pandemic. Moreover, each of the risk factors discussed below is likely to also be impacted directly or indirectly by the ongoing impact of the pandemic. Nevertheless, the pandemic and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

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

Recently, financial markets have experienced significant volatility as a result of the pandemic. Many state and local jurisdictions have enacted measures requiring closure of businesses and other economically restrictive efforts to combat the pandemic. Unemployment levels have increased significantly and may remain at elevated levels or continue to rise. The rate and number of mortgage payment delinquencies may be significantly elevated, and housing market fundamentals may be adversely affected, leading to an overall material adverse decrease in our mortgage loan acquisition and origination platforms and investment portfolio. See the risk factor above under the heading “The COVID-19 pandemic, the future outbreak of another highly infectious or contagious disease, or other unforeseen disaster could adversely impact or cause disruption to our financial condition and core aspects of our business operations. The spread of COVID-19 has disrupted, and could further cause severe disruptions in, the U.S. and global economy and financial markets and create widespread business continuity and viability issues.”

Elevated U.S. budget deficits and overall debt levels, including as a result of federal pandemic relief and stimulus legislation, can put upward pressure on interest rates and could be among the factors that could lead to higher interest rates in the future. Higher interest rates could adversely affect our overall business, income, and our ability to pay dividends, as discussed further below under “Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and increased volatility in our earnings.” Furthermore, our business and financial results may be harmed by our inability to accurately anticipate developments associated with changes in, or the outlook for, interest rates.

Real estate values, and the ability to generate returns by owning or taking credit risk on loans secured by real estate, are important to our business. The government’s support of mortgage markets through its support of Fannie Mae and Freddie Mac has contributed to Fannie Mae’s and Freddie Mac’s continued dominance of residential mortgage finance and securitization activity, inhibiting the growth of private sector mortgage securitization. This support may continue for some time and could have potentially negative consequences to us, since we have traditionally taken an active role in assuming credit risk in the private sector mortgage market, including through investments in Sequoia securitizations we sponsor. Congress and executive branch officials have periodically proposed various plans for reform of Fannie Mae and Freddie Mac (and the broader role of the government in the U.S. mortgage markets); however, it's unclear which reforms will ultimately be implemented, if any, what the timeframe for any such reform would be, and what the impact on our business would be.

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

For example, as a result of the economic and market disruption caused by the pandemic, federal and state governmental authorities encouraged and, in certain cases, mandated, responses to forbearance requests from borrowers with respect to monthly mortgage payment obligations by enacting statutes, including the CARES Act enacted by Congress, and promulgating various orders, regulations, and guidance to enable borrowers to defer and reschedule monthly mortgage payments.

Furthermore, the financial crisis of 2007-2008 and subsequent financial turmoil prompted the federal government to put into place new statutory and regulatory frameworks and policies for reforming the U.S. financial system. These financial reforms are aimed at, among other things, promoting robust supervision and regulation of financial firms and financial markets, and protecting consumers and investors from financial abuse. Certain financial reforms focused specifically on the issuance of asset-backed securities through securitization transactions include significantly enhanced disclosure requirements, risk retention requirements, and rules restricting a broad range of conflicts of interests in regard to these transactions. Implementation of financial reforms, whether through law, regulations, or policy, including changes to the manner in which financial institutions, financial products, and financial markets operate and are regulated and any related changes in the accounting standards that govern them, could adversely affect our business and financial results by subjecting us to regulatory oversight, making it more expensive to conduct our business, reducing or eliminating any competitive advantage we may have, or limiting our ability to expand, or could have other adverse effects on us. Moreover, federal policy changes aimed at enhancing regulatory scrutiny and enforcement priorities around mortgage servicing, including by the Consumer Financial Protection Bureau ("CFPB"), could further increase our compliance costs.

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

Actions taken by the Federal Reserve to set or adjust monetary policy, and statements it makes regarding monetary policy, may affect the expectations and outlooks of market participants in ways that disrupt our business and adversely affect our the value of, and returns on, our portfolio of real-estate related investments and the pipeline of mortgage loans we own or may originate or acquire. For example, between 2015 and 2019, the Federal Reserve raised the target federal funds rate nine times, bringing it from near zero to a high of 2.25% to 2.50%, before bringing rates back down to the current target level between 0% and 0.25%. The federal funds rate could be increased again over the next several years. Increasing rates generally reduce mortgage loan origination volumes, particularly the volume of residential mortgage refinancings. As another example, in 2020 the Federal Reserve initiated a $1.25 trillion program to purchase agency mortgage-backed securities (MBS) to provide support to mortgage and housing markets and to foster improved conditions in financial markets more generally in response to the impact of the pandemic. The statements and the actions of the Federal Reserve significantly impacted many market participants’ expectations and outlooks regarding the expected yields these market participants would require to invest in agency MBS as well as non-agency MBS such as the residential, business-purpose, and multifamily MBS that we issue and own.

To the extent benchmark interest rates rise, one of the immediate potential impacts on our business would be a reduction in the overall value of the pool of mortgage loans that we own and the overall value of the pipeline of mortgage loans that we have identified for origination or purchase. Rising benchmark interest rates also generally have a negative impact on the overall cost of short- and long-term borrowings we use to finance our acquisitions and holdings of mortgage loans, including as a result of the requirement to post additional margin (or collateral) to lenders to offset any associated decline in value of the mortgage loans we finance with short-term borrowings subject to market value-based margin calls. Several of the short-term borrowing facilities we use to finance our acquisitions and holdings of mortgage loans are uncommitted and all such short-term facilities have a limited term, which could result in these types of borrowings not being available in the future to fund our acquisitions and holdings and could result in our being required to sell holdings of mortgage loans and incur losses. Similar impacts would also be expected with respect to the short-term borrowings we use to finance our acquisitions and holdings of residential, business-purpose, and multifamily MBS. In addition, any inability to fund originations or acquisitions of mortgage loans could damage our reputation as a reliable counterparty in the mortgage finance markets.

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

We are subject to intense competition and we may not compete successfully.

We are subject to intense competition in seeking investments, acquiring, originating, and selling loans, engaging in securitization transactions, and in other aspects of our business. Our competitors include commercial banks, other mortgage REITs, Fannie Mae, Freddie Mac, regional and community banks, broker-dealers, insurance companies, and other specialty finance companies, financial institutions, as well as investment funds and other investors in real estate-related assets. In addition, other companies may be formed that will compete with us. Some of our competitors have greater resources than us and we may not be able to compete successfully with them. Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. Furthermore, competition for investments, making loans, acquiring and selling loans, and engaging in securitization transactions may lead to a decrease in the opportunities and returns available to us.

In addition, there are significant competitive threats to our business from governmental actions and initiatives that have already been undertaken or which may be undertaken in the future. Sustained competition from governmental actions and initiatives could have a material adverse effect on us. For example, Fannie Mae and Freddie Mac are, among other things, engaged in the business of acquiring loans and engaging in securitization transactions. Until 2008, competition from Fannie Mae and Freddie Mac was limited to some extent due to the fact that they were statutorily prohibited from purchasing loans for single unit residences in the continental United States with a principal amount in excess of $417,000, while much of our business had historically focused on acquiring residential loans with a principal amount in excess of that amount. Since 2008, this loan size limit has been elevated above the historical loan size limit, and as of December 31, 2019, the maximum loan size limit was $822,375 for loans made to secure real estate purchases in certain high-cost areas of the U.S.

In addition, since 2008, Fannie Mae and Freddie Mac have been in conservatorship and have become, in effect, instruments of the U.S. federal government. It is unclear whether any future federal legislation or executive or regulatory actions regarding Fannie Mae and Freddie Mac will continue to maintain, or increase, the role of those entities in the housing finance market. As long as there is governmental support for these entities to continue to operate and provide financing to a significant portion of the mortgage finance market, they will represent significant business competition due to, among other things, their large size and low cost of funding.

To the extent that laws, regulations, or policies governing the business activities of Fannie Mae and Freddie Mac are not changed to limit their role in housing finance (such as a change in these loan size limits or in the guarantee fees they charge), the competition from these two governmental entities will remain significant or could increase. In addition, to the extent that property values decline while these loan size limits remain the same, it may have the same effect as an increase in this limit, as a greater percentage of loans would likely be within the size limit. Any increase in the loan size limit, or in the overall percentage of loans that are within the limit, allows Fannie Mae and Freddie Mac to compete against us to a greater extent than they had been able to compete previously and our business could be adversely affected. Additionally, the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA) guarantee qualified residential mortgages, and FHA and VA loans accounted for approximately 22% of the aggregate dollar value of residential loans originated in the U.S. in 2019. The federal government’s ability to provide financing to a significant portion of the mortgage finance market through these entities represents significant business competition due to, among other things, their size and low cost of funding.

Our business model and business strategies, and the actions we take (or fail to take) to implement them and adapt them to changing circumstances involve risk and may not be successful.

U.S. real estate markets, the mortgage industry and the related capital markets have undergone significant changes since the U.S. financial crisis, including due to the significant governmental interventions in these areas and changes to the laws and regulations that govern the banking and mortgage finance industry. Additionally, it remains unclear how any future federal legislation or executive or regulatory actions regarding Fannie Mae and Freddie Mac and the housing finance market more broadly will impact that market and our business. Additional factors, including a rising or steady interest rate environment, which may cause the volume of refinance loans to decline, and secular trends in consumer demand for renting versus owning a residence, may also contribute to evolving conditions in the mortgage industry and capital markets. Our methods of, and model for, doing business and financing our investments are changing and if we fail to develop, enhance, and implement strategies to adapt to changing conditions in the mortgage finance industry and capital markets, our business and financial results may be adversely affected. Furthermore, changes we make to our business to respond to changing circumstances may expose us to new or different risks than we were previously exposed to and we may not effectively identify or manage those risks. Further discussion is set forth in the risk factor titled “Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could fail to improve our business and results of operations.”

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

We have historically depended upon the issuance of mortgage-backed securities by the securitization entities we sponsor as a funding source for our residential and business purpose mortgage business. However, due to market conditions, we did not engage in residential mortgage securitization transactions in 2008 or 2009 and we only engaged in one residential mortgage securitization transaction in 2010 and two residential mortgage securitization transactions in 2011. While we engaged in numerous residential mortgage securitization transactions from 2012 through 2020, we do not know if market conditions will allow us to continue to regularly engage in these types of securitization transactions and any disruption of this market may adversely affect our earnings and growth. For example, in each of 2014 and 2015, we completed four securitization transactions, and in 2016 we completed three securitization transactions, as compared to 12 securitizations in 2013, nine securitizations in 2017, 12 securitizations in 2018, nine securitizations in 2019 (including eight Sequoia transactions and one CoreVest transaction), and 11 securitizations in 2020 (including six Sequoia transactions and five CoreVest transactions). Even if regular residential and business-purpose mortgage loan securitization activity continues among market participants other than government-sponsored entities, we do not know if it will continue to be on terms and conditions that will permit us to participate or be favorable to us. Even if conditions are favorable to us, we may not be able to sustain the volume of securitization activity we previously conducted. Additionally, securities collateralized by business-purpose loans such as those issued by our CoreVest subsidiaries make up a small portion of the total volume of mortgage-backed securities issuance. The market for such securities is not as mature as the market for residential mortgage-backed securities and dislocations in this market or a change in the risk tolerance of investors or the perception of risk related to business-purpose mortgage-backed securities may negatively impact our ability to grow or sustain the volume of business-purpose mortgage-backed securities we issue, which may result in our business and financial results being adversely affected.

Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could fail to improve our business and results of operations.

Over recent years, we have announced several new initiatives to expand our mortgage banking activities and alter our investment portfolio, including by expanding our mortgage loan purchase activity to include, for example, loans secured by non-owner occupied rental properties generally made up of one to four units and bridge loans (which we collectively refer to as “business-purpose real estate loans”), and optimizing the size and target returns of our investment portfolio. As examples, during 2019, we completed the acquisitions of two business-purpose real estate loan origination platforms, CoreVest and 5 Arches, which we combined into a single platform, through which we now originate business-purpose loans. Other new investment initiatives include investing in residential securities collateralized by re-performing and non-performing mortgage loans, multifamily loans and securities, shared equity appreciation real estate option contracts, and investments in excess mortgage servicing rights ("MSRs") and servicer advance investments related to pools of residential and small-balance multifamily mortgage loans. Additionally, we occasionally sell lower-yielding securities in our investment portfolio in order to redeploy capital into higher-yielding securities as part of our portfolio and capital management strategies.

These new initiatives are intended to grow our mortgage banking business and enhance our investment portfolio, as well as to allocate capital to profitable business and investment opportunities. These initiatives are premised on our outlook for economic and market conditions, secular trends in consumer demand for housing, as well as competitive considerations. Over the long-term, the assumptions underlying these trends and changes, or assumptions regarding the risk profile of these initiatives and investments, could turn out to be incorrect or economic and market conditions could develop in a manner that is not consistent with our assumptions. For example, during 2020, the composition of our investment portfolio changed significantly as a result of asset sales undertaken in response to the financing market disruptions resulting from the pandemic. As a result, the risk profile of the assets held in our investment portfolio is materially different than at December 31, 2019. Moreover, we may determine to undertake significant additional asset sales in the future, including in response to adverse economic or financial market conditions. If we are unable to adapt our strategic and capital deployment decisions and maintain an appropriately diversified investment portfolio, our achievement of growth and revenue goals, our profitability, and competitiveness in the market may be adversely impacted.

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

Our Board of Directors has approved authorizations for the repurchase of Redwood common stock and convertible and exchangeable debt securities issued by Redwood. In 2020, we repurchased approximately $22 million of our common stock at an average price of $7.10 and approximately $125 million of our outstanding debt securities. At December 31, 2020, approximately $78 million of this current authorization remained available for the repurchase of shares of our common stock. If we repurchase shares of Redwood common stock or other securities issued by Redwood, it is because at the time we believe the shares or securities are trading at attractive levels relative to other uses of capital or investment opportunities then available to us; however, it is possible that other uses of this capital could have been more accretive to our earnings or book value or that subsequent capital needs arise that were not contemplated at the time we made these decisions. Our past and future decisions relating to the repurchases of Redwood common stock or other securities issued by Redwood could fail to improve our results of operations or could negatively impact our ability to execute our business plans, meet financial obligations, access financing, or raise additional capital, any or all of which could result in a material adverse effect on our business and results of operations in the future.

In addition, we periodically raise capital by issuing common stock, or debt securities convertible into common stock, through underwritten public offerings, in at-the-market ("ATM") offerings, and under our direct stock purchase and dividend reinvestment plan. We may issue additional shares of common stock (or debt securities convertible into common stock) in subsequent public offerings or private placements. In addition, we may issue additional shares of common stock pursuant to our ATM offering program, upon conversion of our convertible debt or upon exchange of our exchangeable debt, to participants in our direct stock purchase and dividend reinvestment plan, to our directors, officers and employees under our employee stock purchase plan and our incentive plan, including upon the exercise of, or in respect of, distributions on equity awards previously granted thereunder, and to fund merger and acquisition activity. It may not be possible for existing stockholders to participate in future share issuances, which may dilute existing stockholders’ interests in us. To the extent we raise capital to fund our operations and investment activities, our approach to raising capital is based on what we believe to be in the best interest of our shareholders. However, it is possible that our use of the proceeds of such capital raising transactions may not yield a significant return or any return at all for our stockholders. If we are not able to make prudent decisions about raising, managing, and distributing our capital, our business and financial results may be adversely impacted.

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

We use a variety of borrowing facilities and derivatives agreements to fund or hedge assets in our investment portfolio that present us with liquidity risks. Under our borrowing facilities, interest rate swaps and other derivatives agreements, we pledge assets as security for our payment obligations and make various representations and warranties and agree to certain covenants, events of default, and other terms. In addition, many of our borrowing facilities are uncommitted, meaning that each time we request a new borrowing under such a facility, the lender has the option to decline to extend credit to us. The terms of these facilities and agreements typically include financial covenants (such as covenants to maintain a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets and/or a maximum amount of recourse debt to equity), margin requirements (which typically require us to pledge additional collateral if and when the value of previously pledged collateral declines), operating covenants (such as covenants to conduct our business in accordance with applicable laws and regulations and covenants to provide notice of certain events to creditors), representations and warranties (such as representations and warranties relating to characteristics of pledged collateral, our exposure to litigation and/or regulatory enforcement actions and the absence of material adverse changes to our financial condition, our operations, or our business prospects), and events of default (such as a breach of covenant or representation/warranty and cross-defaults, under which an event of default is triggered under a borrowing facility if an event of default or similar event occurs under another borrowing facility).

Due to volatility in financial markets resulting from the pandemic, the market value of loans and securities financed under our borrowing facilities declined significantly in the first half of 2020. In particular, over a compressed timeframe near end of the first quarter of 2020, and we received a material increase in margin calls from counterparties under these facilities. We satisfied these margins calls by pledging additional collateral, such as cash or additional loans or securities, with a value equal to the decline in value of the collateral, adjusted for the percentage of the asset value financed (our haircut percentage). Margin calls expose us to a number of significant risks, including that we may be unable to meet these margin calls or may be forced to sell assets pledged as collateral under adverse market conditions to meet such margin calls as a result of a decrease in the values of the assets pledged as collateral.

Additionally, significant and widespread decreases in the fair values of our assets could cause us to breach the financial covenants under our borrowing facilities related to net worth and leverage. Such covenants, if breached, can result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other borrowing agreements. During 2020, we amended financial covenants in several borrowing agreements in order to remain in compliance; however, we cannot be certain whether we will continue to be able to remain in compliance with these financial covenants, or whether our financing counterparties will negotiate terms or agreements in respect of these financial covenants in the future.

Our borrowing facilities also contain representations and warranties related to litigation that could be breached if we are subject to litigation proceedings and claims in excess of specified dollar thresholds or that could have a material adverse effect on our business. For example, in connection with the impact of the pandemic on the non-Agency mortgage finance market and on our business and operations, a number of the counterparties that have regularly sold residential mortgage loans to us believe that we breached perceived obligations to them, and requested or demanded that we purchase loans from them and/or compensate them for perceived damages resulting from our decisions in the first half of 2020 not to purchase certain loans from them. One of these counterparties subjected us to litigation and others made demands regarding perceived obligations to them. If the individual or aggregate amount of such litigation or any threatened litigation exceeded specified dollar thresholds or could have a material adverse effect on our business, we may be in breach of representations and warranties under our borrowing agreements, which breach could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other borrowing agreements.

Volatility in the residential credit market, including continued volatility due to the pandemic, may cause the market value of loans and securities we own subject to financing to decline further, and our financing counterparties may make additional margin calls. Furthermore, if other market participants fail to meet margin calls associated with mortgage loans or securities they finance, their financing counterparties could terminate their financing and seek to sell significant amounts of loans and securities, which could further depress the market value of these types of assets and result in additional margin calls on us and other borrowers. Additionally, securities financed under our short-term securities repurchase facilities, and loans financed under certain whole-loan warehouse/secured revolving borrowing facilities, are subject to mark-to-market treatment and may incur margin calls or may require us to repurchase such loans in the event the loans become delinquent. We may receive additional margin calls in the future and there is no assurance that we will be able to meet such margin calls. We may experience an event of default under some or all of our short- and long-term debt and financing facilities if we do not meet future margin calls or maintain compliance with financial covenants and other terms of these debt obligations, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness, which could lead to an event of bankruptcy or insolvency, which would have a material adverse effect on our business, results of operations and financial condition.

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

Our use of leverage increases our exposure to liquidity risks, including liquidity risks related to unforeseen economic developments such as the pandemic, and may adversely impact our liquidity, cash balances, and financial results. For additional information regarding our exposure to liquidity risks and other risks related to our use of leverage, refer to Part II, Item 7 of this Annual Report on Form 10-K under the headings “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities,” and “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”

Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation and have a material adverse impact on our business and financial results.

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

Security breaches could also significantly damage our reputation with existing and prospective loan sellers, borrowers, and third parties with whom we do business. Any publicized security problems affecting our businesses and/or those of such third parties may negatively impact the market perception of our products and discourage market participants from doing business with us. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings and on the use of cybersecurity.

Risks Related to our Investments and Investing Activity
The nature of the assets we hold and the investments we make expose us to credit risk that could negatively impact the value of those assets and investments, our earnings, dividends, cash flows, and access to liquidity, or otherwise negatively affect our business.

Overview of credit risk

We assume credit risk primarily through the ownership of securities backed by residential, business-purpose, and multifamily real estate loans and through direct investments in residential, business-purpose, and multifamily real estate loans. We may also assume similar credit risks through other types of transactions with counterparties who are seeking to reduce their exposure to credit risk or who are seeking financing for their own holdings of residential, business-purpose, and multifamily real estate loans or servicing rights relating to residential, business-purpose, and multifamily real estate loans. Credit losses on these types of real estate loans can occur for many reasons, including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate; declining rents on single- and multifamily residential rental properties; the outbreak of highly infectious or contagious diseases; natural disasters, the effects of climate change (including flooding, drought, wildfires, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

In addition, rising interest rates may increase the credit risks associated with certain residential real estate loans. For example, the interest rate is adjustable for some of the loans held at securitization entities we have sponsored and for a portion of the loans underlying residential securities we have acquired from securitizations sponsored by others. In addition, a portion of the loans we have pledged to secure short-term warehouse borrowings and a portion of the business-purpose and multifamily real estate loans and loans underlying multifamily securities we have acquired may have adjustable interest rates. Accordingly, when short-term interest rates rise, required monthly payments from borrowers will rise under the terms of these adjustable-rate mortgages, and this may increase borrowers’ delinquencies and defaults.

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

Additionally, loans to small, privately owned businesses such as borrowers from our business-purpose loan origination platforms involve a high degree of business and financial risk. Often, there is little or no publicly available information about these businesses. Accordingly, we must rely on our own due diligence to obtain information in connection with our investment decisions. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or other negative local or more general economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. These factors may have an impact on loans involving such businesses, and can result in substantial losses, which in turn could have a material and adverse effect on our business, results of operations and financial condition.

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

A significant number of residential real estate loans that we own, or that underlie the securities we own, are secured by properties in California and, thus, we have a higher concentration of credit risk within California than in other states. Additional states where we have concentrations of residential loan credit risk are set forth in Note 6 to the Financial Statements within this Annual Report on Form 10-K. Balances on real estate loans collateralizing multifamily securities and business-purpose real estate loans we own and may originate or acquire are larger than residential loans and in the past we have had, and may have in the future, a geographically concentrated portfolio of such loans and securities. Real estate loans collateralizing consolidated multifamily securities and business-purpose real estate loans we currently own are generally concentrated in Texas, New Jersey, Georgia, Florida, and California.

The timing of credit losses can harm our economic returns.

The timing of credit losses can be a material factor in our economic returns from real estate loans, investments, and securities. If unanticipated losses occur within the first few years after a loan is originated, an investment is made, or a securitization is completed, those losses could have a greater negative impact on our investment returns than unanticipated losses on more seasoned loans, investments, or securities. In addition, higher levels of delinquencies and cumulative credit losses within a securitized loan pool can delay our receipt of principal and interest that is due to us under the terms of the securities backed by that pool. This would also lower our economic returns. The timing of credit losses could be affected by the creditworthiness of the borrower, the borrower’s willingness and ability to continue to make payments, and new legislation, legal actions, or programs that allow for the modification of loans or ability for borrowers to get relief through forbearance, bankruptcy or other avenues.

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

The value of the homes or properties collateralizing or underlying real estate loans or investments may decline, and rents on single and multifamily rental properties may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. Interest-only loans, negative amortization loans, adjustable-rate loans, larger balance loans, reduced documentation loans, subprime loans, Alt-A quality loans, second lien loans, loans in certain locations, residential mortgage loans that are not “qualified mortgages” under regulations promulgated by the CFPB, re-performing and non-performing loans, and loans or investments that are partially collateralized by non-real estate assets may have increased risks and severity of loss. If property securing or underlying loans becomes real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

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

Multifamily and business purpose loans and securities backed by multifamily and business purpose mortgage loans we own are subject to similar risks as those described above with respect to residential mortgage loans, and will likely be impaired, potentially materially to the extent multifamily and business purpose loan borrowers that have been negatively impacted by the pandemic do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of multifamily and business purpose loans and multifamily and business purpose mortgage backed securities we own will likely be impaired, potentially materially. Moreover, to the extent the economic impact of any such pandemic impacts local, regional or national economic conditions, the value of multifamily and residential real estate that secures multifamily and business purpose loans is likely to decline, which would also likely negatively impact the value of mortgage loans and mortgage backed securities we own, potentially materially.

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

It can be difficult to predict the impact on interest rates of unexpected and uncertain global political and economic events, such as the outbreak of pandemic or epidemic disease, economic and international trade conflicts, the change in the U.S. presidential administration and political makeup of the Congress, the U.K. exit from the European Union, or changes in the credit rating of the U.S. government, the United Kingdom, or one or more Eurozone nations; however, increased uncertainty or changes in the economic outlook for, or rating of, the creditworthiness of the U.S. government, the United Kingdom, or Eurozone nations may have adverse impacts on, among other things, the U.S. economy, financial markets, the cost of borrowing, the financial strength of counterparties we transact business with, and the value of assets we hold. Any such adverse impacts could negatively impact the availability to us of short-term debt financing, our cost of short-term debt financing, our business, and our financial results.

We have significant investment and reinvestment risks.

New assets we acquire or originate may not generate yields as attractive as yields on our current assets, which could result in a decline in our earnings per share over time.

Assets we acquire, originate, or invest in may not generate the economic returns and GAAP yields we expect. Realized cash flow could be significantly lower than expected and returns from new investments, originations, and acquisitions could be negative. In order to maintain our portfolio size and our earnings, we must reinvest in new assets a portion of the cash flows we receive from principal, interest, and sales. We receive monthly payments from many of our assets, consisting of principal and interest. In addition, occasionally some of our residential securities are called (effectively sold). We may also sell assets from time to time as part of our portfolio and capital management strategies. For example, during 2020, the composition of our investment portfolio changed significantly as a result of asset sales undertaken in response to the financing market disruptions resulting from the pandemic. Principal payments, calls, and sales reduce the size of our current portfolio and generate cash for us.

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

To reinvest the proceeds from principal repayments we receive on our existing investments and deploy capital we raise, we may seek to originate, invest in, or acquire new assets. If the availability of new assets is limited, we may not be able to originate, invest in, or acquire assets that will generate attractive returns. Generally, asset supply can be reduced if originations of a particular product are reduced or if there are fewer sales in the secondary market of seasoned product from existing portfolios. In particular, assets we believe have a favorable risk/reward ratio may not be available for purchase (or origination by our business-purpose loan origination platform).

We do not originate residential loans; rather, we rely on the origination market to supply the types of loans we seek to invest in. At times, due to increases in interest rates, heightened credit concerns, strengthened underwriting standards, increased regulation, and/or concerns about economic growth or housing values, the volume of originations may decrease significantly. For example, in 2019 and 2020, residential mortgage interest rates generally declined, with the result that a significant portion of industry-wide origination volumes were related to residential borrowers refinancing existing mortgage loans. To the extent interest rates increase in the future, refinance loan volume is likely to decline, and this volume may not return to previous levels. A reduced volume of loan originations may make it difficult for us to acquire loans and securities. Similar factors may contribute to reduced volumes of loan originations by our business-purpose loan origination platforms, which would otherwise be available for transfer to our investment portfolio.

We originate business-purpose loans, but we may not be willing to provide the level of loan proceeds to the borrower or interest rate that borrowers find acceptable or that matches our competitors, which would likely reduce the volume of these types of loans that we originate.

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

We have entered into risk-sharing arrangements with Fannie Mae and Freddie Mac and have purchased credit risk transfer (CRT) securities issued by Fannie Mae and Freddie Mac under which we are compensated for agreeing to absorb credit losses on new conforming loans or for engaging in similar types of credit risk-sharing or -transfer structures. We may continue to make these types of credit-related investments and may also continue recent initiatives to grow our investment portfolio, including investing in residential securities collateralized by re-performing and non-performing mortgage loans, multifamily securities, shared equity appreciation real estate option contracts, and investments in excess MSRs and servicer advance investments related to pools of residential and small-balance multifamily mortgage loans. While these initiatives represent potential opportunities for future capital deployment, ultimately these initiatives may not produce sizable or attractive investment opportunities due to competition from other investors, regulatory issues, or federal housing finance reform initiatives that impact Fannie Mae and Freddie Mac.

Investments in diverse types of assets and businesses could expose us to new, different, or increased risks.

We have invested in and may in the future invest in a variety of real estate and non-real estate related assets that may not be closely related to the types of investments we have traditionally made. Additionally, we may enter into or engage in various types of securitizations, transactions, services, and other operating businesses that are different than the types we have traditionally entered into or engaged in. For example, in recent years we began expanding our mortgage loan purchase activity to include business-purpose loans secured by non-owner occupied rental properties and bridge loans. Also, in 2019 we completed the acquisitions of two business-purpose real estate loan origination platforms, CoreVest and 5 Arches, which we combined into a single platform through which we originate business-purpose loans, and as a result our holdings of business-purpose whole loans have increased. In recent years we have also made investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, shared equity appreciation real estate option contracts, excess MSR investments collateralized by residential and multifamily loans, and servicer advance investments related to residential mortgage loans.

Any of these actions may expose us to new, different, or increased investment, operational, financial, or management risks. Several of these investments were complex, highly structured, and involve partnerships and joint ventures with co-investors, any or all of which may limit the liquidity of such investments. Additionally, when investing in transactions with complex or novel structures, the risks associated with the transactions and structures may not be fully known to buyers and sellers. For example, we recently invested in shared equity appreciation real estate option contracts, which expose us to risk of loss related to home price appreciation (or depreciation). If our assumptions regarding the valuation and rate of appreciation in value of the property securing an option contract are wrong, our returns will be reduced, and if the value of the property securing the contract decreases, we may suffer losses, up to the total loss of our investment. Additionally, real estate option contracts may be subject to regulatory risk from federal, state, and local regulators. For example, if a state mortgage regulator determines that entering into, or investing in, a real estate option contract is activity covered by that state’s mortgage licensing statute, our investment may be at risk if we and our purchase and sale counterparty, who enters into the option contract with the homeowner, do not possess the applicable license.

As another example, one of our excess MSR investments includes an associated investment in servicer advances financed with non-recourse debt. Non-recourse financing generally limits our exposure to losses to the value of the collateral securing the financing (i.e., the servicer advances). However, a default on such non-recourse financing of servicer advances could result in a complete loss of our servicer advance investments and the related excess MSRs. Additionally, this non-recourse financing is short-term. We may not be able to renew this financing on favorable terms, or at all, which may have a negative impact on the value of our investment. A more detailed discussion of the risks related to this servicer advance financing is described below in Part II, Item 7 of this Annual Report on Form 10-K under the heading, “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.”

As another example, in connection with our acquisitions of CoreVest and 5 Arches, we made assumptions about the cash flows and investments that will be generated from these acquisitions. There may be continuing risks and challenges associated with the integration of the CoreVest and 5 Arches platforms and workforces that we recently completed that we did not anticipate or may not be able to mitigate. Additionally, originating and investing in business-purpose mortgage loans exposes us to new and different risks than our traditional residential mortgage banking activities, including higher rates of delinquency, default, foreclosure and litigation. If our assumptions are wrong, or if market conditions change, it could have a negative impact on our financial or operational results related to these acquisitions and to our business as a whole.

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

We may change our investment strategy or financing plans at any time, which could result in our making investments that are different from, and possibly riskier than, the investments we have previously made or described. A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Decisions to employ additional leverage could increase the risk inherent in our investment strategy. Additionally, a portion of our recent investment activity has included financing that is either short-term securitization debt or is incurred by entities that we do not control and thus is not reflected on our balance sheet. Furthermore, a change in our investment strategy could result in our making investments in new asset categories or in different proportions among asset categories than we previously have. For example, as noted above, since December 2017, we have announced several new initiatives to expand our mortgage banking and investment activities, including by expanding our mortgage loan purchase activity to include business-purpose loans secured by non-owner occupied rental properties and bridge loans, completing the acquisitions of two business-purpose real estate loan origination platforms, CoreVest and 5 Arches, to enter the business of originating business-purpose loans, and optimizing the size and target returns of our investment portfolio. We have also made investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, shared equity appreciation real estate option contracts, excess MSR and servicer advance investments collateralized by residential and multifamily loans, and a whole loan investment fund created to acquire light-renovation multifamily loans. As another example, in the future, we could determine to invest a greater proportion of our assets in securities backed by non-prime or subprime residential mortgage loans. These changes could result in our making riskier investments, which could ultimately have an adverse effect on our financial returns. Alternatively, we could determine to change our investment strategy or financing plans to be more risk averse, resulting in potentially lower returns, which could also have an adverse effect on our financial returns.

The performance of the assets we own and the investments we make will vary and may not meet our earnings or cash flow expectations. In addition, the cash flows and earnings from, and market values of, securities, loans, and other assets we own may be volatile.

We seek to manage certain of the risks associated with acquiring, originating, holding, selling, and managing real estate loans and securities and other real estate-related investments. No amount of risk management or mitigation, however, can change the variable nature of the cash flows of, fair values of, and financial results generated by these loans, securities, and other assets. Changes in the credit performance of, or the prepayments on, these investments, including real estate loans and the loans underlying real estate securities, and changes in interest rates impact the cash flows on these securities and investments, and the impact could be significant for our loans, securities, and other assets with concentrated risks. Changes in cash flows lead to changes in our return on investment and also to potential variability in and level of reported income. The revenue recognized on some of our assets is based on an estimate of the yield over the remaining life of the asset. Thus, changes in our estimates of expected cash flow from an asset will result in changes in our reported earnings on that asset in the current reporting period. We may be forced to recognize adverse changes in expected future cash flows as a current expense, further adding to earnings volatility. Additionally, our non-GAAP measures of financial performance and our earnings calculated in accordance with GAAP may be subject to volatility. Moreover, the Securities and Exchange Commission's focus on the use of non-GAAP financial metrics may require us to change the presentation or method of calculation of our non-GAAP metrics which may result in variability and volatility.

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

For example, real estate-related securities in our investment portfolio may be subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark, and is a measure of the perceived risk of the investment. Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate swaps or fixed rate U.S. Treasuries of like maturity. Floating rate securities are typically valued based on a market credit spread over LIBOR (or another floating rate index such as the Secured Overnight Financing Rate (“SOFR”)) and are affected similarly by changes in LIBOR (or other index) spreads. Excessive supply of these securities or reduced demand may cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our securities portfolios would tend to decline. For example, due to the volatility in financial markets resulting from the pandemic, the market value of our securities portfolio declined significantly, in a compressed timeframe during 2020. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate-related securities portfolio may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

We report the fair values of securities, loans, MSRs, derivatives, and certain other assets on our consolidated balance sheets. In computing the fair values for these assets we may make a number of market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. For further information regarding our assets recorded at fair value see Note 5 to the Financial Statements within this Annual Report on Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth under the heading “Investments we make, hedging transactions that we enter into, and the manner in which we finance our investments and operations expose us to various risks, including liquidity risk, risks associated with the use of leverage, market risks, and counterparty risk.”

Changes in banks’ inter-bank lending rate reporting practices, the method pursuant to which LIBOR is determined, or the discontinuation of LIBOR may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR will be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is uncertain. U.S. banking regulators are encouraging banks to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate as soon as practicable and, in any event, by December 31, 2021, but it currently appears that rates based on U.S. Dollar LIBOR could continue to be published through June 2023. It is also possible that LIBOR will effectively end earlier if the number of panel banks reporting to LIBOR continues to decrease. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

At December 31, 2020, our total consolidated liabilities (excluding indebtedness associated with asset-backed securities issued and other liabilities of consolidated entities, for which we are not liable) was $2.1 billion. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

We fund the residential loans we acquire in anticipation of a future sale or securitization with a combination of equity and short-term debt. In addition, we also make investments in securities and loans financed with short- and long-term debt. By incurring this debt (i.e., by applying financial leverage), we expect to generate more attractive returns on our invested equity capital. However, as a result of using financial leverage (whether for the accumulation of loans or related to longer-term investments), we could also incur significant losses if our borrowing costs increase relative to the earnings on our assets and costs of any related hedges. Financing facility creditors may also force us to sell assets pledged as collateral under adverse market conditions to meet margin calls, for example, in the event of a decrease in the fair values of the assets pledged as collateral. Further discussion of the risk associated with our use of leverage is set forth under the heading “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.” Liquidation of the collateral could create negative tax consequences and raise REIT qualification issues. Further discussion of the risk associated with maintaining our REIT status is set forth under the heading “We have elected to be taxed as a REIT and, as such, are required to meet certain tests in order to maintain our REIT status. This adds complexity and costs to running our business and exposes us to additional risks.” In addition, we make financial covenants to creditors in connection with incurring short- and long-term debt, such as covenants relating to our maintaining a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets, and a maximum ratio of recourse debt to stockholders’ equity. If we fail to comply with these financial covenants we would be in default under our financing facilities, which could result in, among other things, the liquidation of collateral we have pledged pursuant to these facilities under adverse market conditions and the inability to incur additional borrowings to finance our business activities. A further discussion of financial covenants we are subject to and related risks associated with our use of short-term debt is set forth under the heading “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements.” and in Part II, Item 7 of this Annual Report on Form 10-K under the heading, “Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities.” Additionally, our ability to increase our borrowing limits under our debt financing facilities (and therefore increase our investment capacity) may be limited by our ability to raise equity capital, which we may not be able to raise at attractive prices or at all.

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

We cannot assure you that we will be successful in establishing sufficient sources of short-term debt when needed. In addition, because of its short-term nature, lenders may decline to renew our short-term debt upon maturity or expiration, and it may be difficult for us to obtain continued short-term financing. During certain periods, such as during 2020 when there were, at times, severe market dislocations resulting from the pandemic, lenders may curtail their willingness to provide financing, as liquidity in short-term debt markets, including repurchase facilities and commercial paper markets, can be withdrawn suddenly, making it difficult or expensive to renew short-term borrowings as they mature. To the extent our business or investment strategy calls for us to access financing and counterparties are unable or unwilling to lend to us, then our business and financial results will be adversely affected. It is also possible that lenders who provide us with financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investments, in which case funds we had planned to be able to access may not be available to us. Additionally, our ability to increase borrowing limits under our debt financing facilities (and therefore increase our investment capacity) may be limited by our ability to raise equity capital, which we may not be able to raise at attractive prices or at all.

In June 2014, we announced that our wholly-owned captive insurance company subsidiary, RWT Financial, LLC, was approved as a member of the Federal Home Loan Bank of Chicago (“FHLBC”). This membership provided RWT Financial with access to attractive long-term collateralized financing for mortgage loans and securities. As a result of the economic and financial market impacts of the pandemic, the terms of our FHLBC facility evolved and we transferred or sold nearly all of our residential loans previously financed at the FHLBC, and repaid all but $1 million of borrowings under this facility. We do not expect to increase borrowings under our FHLBC facility above the existing $1 million of borrowings outstanding. Additionally, pursuant federal regulations adopted in January 2016 by the Federal Housing Finance Agency (“FHFA”), which is the regulator of the Federal Home Loan Bank System, RWT Financial’s membership in the FHLBC terminated in February 2021. FHLBC financing enabled RWT Financial to earn attractive returns on loans held as long-term investments, contributing a significant amount to our historical earnings between 2014 and 2019. The expiration of RWT Financial's FHLBC membership may negatively impact us in a number of different ways, including, without limitation, by eliminating a source of attractive financing for our investment portfolio, limiting our ability to acquire (or the attractiveness of acquiring) residential and business-purpose mortgage loans to hold as long-term investments, and reducing net interest income earned by RWT Financial, any of which could negatively impact our business and operating results, as further described under the risk factor titled “The termination of our subsidiary’s membership in the Federal Home Loan Bank of Chicago may limit our ability to acquire mortgage loans and securities to hold for investment and reduce our net interest income, which could negatively impact our business and operating results.”

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

The use of interest rate agreements and other instruments to hedge certain of our risks may have the effect over time of lowering long-term earnings to the extent these risks do not materialize. To the extent that we hedge, it is usually to seek to protect us from some of the effects of short-term interest rate volatility, to lower short-term earnings volatility, to stabilize liability costs or fair values, to stabilize our economic returns from, or meet rating agency requirements with respect to, a securitization transaction, or to stabilize the future cost of anticipated issuance of securities by a securitization entity. Hedging may not achieve our desired goals. For example, in response to market dislocations during 2020 resulting from the pandemic, we made the determination that our interest rate hedges were no longer effective in hedging asset market values and we terminated or closed out substantially all of our outstanding interest rate hedges and, overall, incurred realized losses. Although we have re-established our interest rate risk hedging program, there can be no assurance that future market conditions and our financial condition in the future will enable us to maintain an effective interest rate risk hedging program. Even in times of ordinary market and economic conditions, hedging with respect to the pipeline of loans we plan to purchase may not be effective due to loan fallout or other reasons. Using interest rate agreements as a hedge may increase short-term earnings volatility, especially if we do not elect certain accounting treatments for our hedges. Reductions in fair values of interest rate agreements may not be offset by increases in fair values of the assets or liabilities being hedged. Conversely, increases in fair values of interest rate agreements may not fully offset declines in fair values of assets or liabilities being hedged. Changes in fair values of interest rate agreements may require us to pledge significant amounts of cash or other acceptable forms of collateral.

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

In the event a counterparty to our borrowings becomes insolvent, we may fail to recover the full value of our pledged collateral, thus reducing our earnings and liquidity. In addition, the insolvency of one or more of our financing counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets and obtain substitute financing on attractive terms or at all. A material reduction in our financing sources or an adverse change in the terms of our financings could have a material adverse effect on our financial condition and results of operations. In the event a counterparty to our interest rate agreements or other derivatives becomes insolvent or interprets our agreements with it in a manner unfavorable to us, our ability to realize benefits from the hedge transaction may be diminished, any cash or collateral we pledged to the counterparty may be unrecoverable, and we may be forced to unwind these agreements at a loss. In the event a counterparty that sells us residential mortgage loans becomes insolvent or is acquired by a third party, we may be unable to enforce our loan repurchase rights in connection with a breach of loan representations and warranties and we may suffer losses if we must repurchase delinquent loans. In the event that one of our sub-servicers becomes insolvent or fails to perform, loan delinquencies and credit losses may increase and we may not receive the funds to which we are entitled. We attempt to diversify our counterparty exposure and (except with respect to loan representations and warranties) attempt to limit our counterparty exposure to counterparties with investment-grade credit ratings, although we may not always be able to do so. Our counterparty risk management strategy may prove ineffective and, accordingly, our earnings and cash flows could be adversely affected.

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

Acquiring and originating mortgage loans with intent to sell these loans to third parties generally requires us to incur short-term debt, either on a recourse or non-recourse basis, to finance the accumulation of loans or other assets prior to sale. This type of debt may not be available to us, or may only be available to us on an uncommitted basis, including in circumstances where a line of credit had previously been made available or committed to us. In addition, the terms of any available debt may be unfavorable to us or impose restrictive covenants that could limit our business and operations or the violation of which could lead to losses and inhibit our ability to borrow in the future. We expect to pledge assets we acquire to secure the short-term debt we incur. To the extent this debt is recourse to us, if the value of the assets pledged as, or underlying our, collateral declines, we may be required to increase the amount of collateral pledged to secure the debt or to repay all or a portion of the debt. In addition, when we originate or acquire assets for a sale, we make assumptions about the cash flows that will be generated from those assets and the market value of those assets. If these assumptions are wrong, or if market values change or other conditions change, it could result in a sale that is less favorable to us than initially assumed, which would typically have a negative impact on our financial results.

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

Additionally, residential mortgage loan borrowers that have been negatively impacted by the pandemic may not remit payments of principal and interest relating to their mortgage loans on a timely basis, or at all. To the extent mortgage loan borrowers do not make payments on their loans, the value of residential mortgage loans we own will likely be impaired, potentially materially, as further described above under the heading “Residential mortgage loan borrowers that have been negatively impacted by the pandemic may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.”

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

Business purpose loans we own are subject to similar risks as those described above with respect to residential mortgage loans, to the extent business purpose loan borrowers that have been negatively impacted by the pandemic do not timely remit payments of principal and interest relating to their mortgage loans. In addition, if tenants who rent their residence from a multifamily or business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or -imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of multifamily and business purpose loans and multifamily and business purpose mortgage backed securities we own will likely be impaired, potentially materially, as further discussed under the heading “Multifamily and business purpose mortgage loan borrowers that have been negatively impacted by the pandemic may not make payments of principal and interest relating to their mortgage loans on a timely basis, or at all, which could negatively impact our business.”

A portion of our business-purpose loan portfolio currently is, and in the future may be, delinquent and subject to increased risks of credit loss for a variety of reasons, including, without limitation, because the underlying property is too highly-leveraged or the borrower experiences financial distress. Delinquent loans may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a reduction in the interest rate or capitalization of past due interest. However, even if restructurings are successfully accomplished, risks still exist that borrowers will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity.

If restructuring is not successful, we may find it necessary to foreclose on the underlying property, and the foreclosure process may be lengthy and expensive, including out-of-pocket costs and increased use of our internal resources. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and exert negotiating pressure on us to agree to a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the loan and could, in aggregate, have a material and adverse effect on our business, results of operations and financial condition.

Additionally, bridge loans on properties in transition may involve a greater risk of loss than traditional mortgage loans. This type of loan is typically used for acquiring and rehabilitating or improving the quality of single-family residential investment properties and generally serves as an interim financing solution for borrowers and/or properties prior to the borrower selling the property or stabilizing the property and obtaining long-term permanent financing. The typical borrower of these bridge loans has often identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment. In addition, borrowers often use the proceeds of a conventional mortgage to repay a bridge loan. Bridge loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the loan. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, and other losses. In the event of any default under bridge loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these loans, our business, results of operations and financial condition may be materially adversely affected.

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

The effects of the pandemic could adversely impact our business and operations due to temporary or lasting changes involving the status, practices and procedures of our operating platforms, including with respect to loan origination and loan purchase activities. In the first half of 2020, the impact of the pandemic caused us to temporarily limit our residential loan purchases and reduce our business purpose loan origination activities, which may have impacted our relationships with business partners, customers and counterparties. To the extent any of these counterparties believe that we have breached actual or perceived obligations to them, they may subject us to litigation and claims, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. Moreover, because of the disruptions to the normal operation of mortgage finance markets, our operations focused on acquiring and distributing residential mortgage loans and originating and distributing business purpose loans may not be able to function efficiently because of, among other factors, an inability to access short-term or long-term financing for mortgage loans, a disruption to the market for securitization transactions, or our inability to access these markets or execute securitization transactions. Any or all of these impacts could result in reduced (or negative) mortgage banking income and gain on sale income, and reduced net interest income, all of which would negatively impact our financial results.

In connection with our operating and investment activity, we rely on third parties to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.

In connection with our business of acquiring and originating loans, engaging in securitization transactions, and investing in third-party issued securities and other assets, we rely on third party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. As a result, we are subject to the risks associated with a third party’s failure or inability to perform, including failure to perform due to the impact of the pandemic on such third party’s ability to operate, including due to the bankruptcy of one or more loan servicers, or reasons such as fraud, negligence, errors, miscalculations, or insolvency. For example, as a result of the pandemic, residential mortgage subservicers are seeking to respond to an unprecedented level of requests from mortgage borrowers for payment forbearances and, as a result, their operational infrastructures may not be able to properly process this increased volume of requests effectively or in a manner that is in our best interests. Many loan servicers have been accused of improprieties in the handling of the loan modification or foreclosure process with respect to residential mortgage loans that have gone into default. To the extent a third-party loan servicer fails to fully and properly perform its obligations, loans and securities that we hold as investments may experience losses and securitizations that we have sponsored may experience poor performance, and our ability to engage in future securitization transactions could be harmed. Moreover, the CFPB has indicated that under the Biden presidential administration it intends to revitalize enforcement of fair lending laws and prioritize protecting consumers facing financial hardship due to COVID-19 and racial equity including through supervisory and enforcement activity directed at mortgage subservicer performance. As another example, our residential lending and business-purpose lending segments utilize third party appraisals during the loan underwriting process, obtained on the collateral underlying each prospective mortgage. The quality of these appraisals may vary widely in accuracy and consistency. The appraiser may feel pressure from the broker or lender to provide an appraisal in the amount necessary to enable the originator to make the loan, whether or not the value of the property justifies such an appraised value. Inaccurate or inflated appraisals may result in an increase in the severity of losses on the mortgage loans, which could have a material and adverse effect on our business, results of operations and financial condition. Additionally, our business-purpose loan origination platforms may utilize third party inspectors in connection with funding advances on bridge loans for rehabilitation or ground-up construction. These third parties may be required to certify a borrower’s eligibility for advances based on the satisfaction of construction milestones. In the past we have experienced, and may in the future experience, fraudulent or negligent activity among borrowers and certain of these third parties that has led to the disbursement of under-collateralized funds and could cause us to incur financial losses on loans we have originated.

For some of the loans that we hold and for some of the loans we sell or securitize, we hold the right to service those loans and we retain a sub-servicer to service those loans. In these circumstances we are exposed to certain risks, including, without limitation, that we may not be able to enter into subservicing agreements on favorable terms to us or at all, or that the sub-servicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their sub-servicing role, and that we would be held liable for the sub-servicer’s improper acts or omissions. Additionally, in its capacity as a servicer of residential mortgage loans, a sub-servicer will have access to borrowers’ non-public personal information, and we could incur liability in connection with a data breach relating to a sub-servicer, as discussed further below under the risk factor titled “Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation and have a material adverse impact on our business and financial results.” When we retain a sub-servicer we are generally also obligated to fund any obligation of the sub-servicer to make advances on behalf of a delinquent loan obligor. To the extent any one sub-servicer counterparty services a significant percentage of the loans with respect to which we own the servicing rights, the risks associated with our use of that sub-servicer are concentrated around this single sub-servicer counterparty. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing right, it could have a material adverse effect on our business and financial results.

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

We also rely on corporate trustees to act on behalf of us and other holders of ABS in enforcing our rights as security holders. Under the terms of most ABS we hold, we do not have the right to directly enforce remedies against the issuer of the security, but instead must rely on a trustee to act on behalf of us and other security holders. Should a trustee not be required to take action under the terms of the securities, or fail to take action, we could experience losses. Our business could also be negatively impacted by the inability of other third-party vendors we rely on to perform and operate effectively, including vendors that provide IT services, legal and accounting services, or other operational support services. Further, an inability of our counterparties to make or satisfy the conditions or representations and warranties in agreements they have entered into with us could also have a material adverse effect on our financial condition, results of operations and cash flows.

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

Various federal and state laws and regulations impact our ability to execute securitization transactions, including the Dodd-Frank Act. Provisions of the Dodd-Frank Act relate, among other things, to the legal and regulatory framework under which ABS, including RMBS and securities backed by business-purpose mortgage loans, are issued through the execution of securitization transactions. In addition, the Securities and Exchange Commission (SEC) and the Federal Deposit Insurance Corporation have published regulations relating to the issuance of ABS, including RMBS. Additional federal or state laws and regulations that could affect our ability to execute future securitization transactions could be proposed, enacted, or implemented. In addition, various federal and state agencies and law enforcement authorities, as well as private litigants, have initiated and may, in the future, initiate additional broad-based enforcement actions or claims, the resolution of which may include industry-wide changes to the way residential mortgage loans are originated, transferred, serviced, and securitized, and any of these changes could also affect our ability to execute future securitization transactions. For an example, please refer to the risk factor titled “Federal and state legislative and regulatory developments and the actions of governmental authorities and entities may adversely affect our business and the value of, and the returns on, mortgages, mortgage-related securities, and other assets we own or may acquire in the future.”

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

The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, and the terms of their engagement, can also impact the profitability of our securitization transactions. Also, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential or business-purpose mortgage loans or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

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

For example, as discussed below in Part I, Item 3 of this Annual Report on Form 10-K, on December 23, 2009, the Federal Home Loan Bank of Seattle filed a claim in the Superior Court for the State of Washington against us and our subsidiary, Sequoia Residential Funding, Inc. The complaint related in part to residential mortgage-backed securities that were issued by a Sequoia securitization entity and alleged that, at the time of issuance, we, Sequoia Residential Funding, Inc. and the underwriters made various misstatements and omissions about these securities in violation of Washington state law. We have also been named in other similar lawsuits. A further discussion of these lawsuits is set forth in Note 16 to the Financial Statements within this Annual Report on Form 10-K. For another example, refer to the risk factor below, titled “Litigation of the type initiated against various trustees of residential mortgage-backed securitization transactions issued prior to financial crisis of 2007-2008 (“RMBS trustee litigation”) negatively impacted, and could further negatively impact, the value of securities we hold, could expose us to indemnification claims, and could impact the profitability of our participation in future securitization transactions.”

Other aspects of our business operations or practices could also expose us to litigation. In the ordinary course of our business we enter into agreements relating to, among other things, loans we originate and acquire and investments we make, assets and loans we sell, financing transactions, third parties we retain to provide us with goods and services, and our leased office space. We also regularly enter into confidentiality agreements with third parties under which we receive confidential information. If we breach any of these agreements, we could be subject to claims for damages and related litigation. For example, when we sell whole loans in the secondary market, we are required to make customary representations and warranties about such loans to the loan purchaser. Our mortgage loan sale agreements may require us to repurchase or substitute loans or indemnify investors in the event we breach a representation or warranty made to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans may be broader than those available to us against the borrower or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the borrower or correspondent seller. Financing for repurchased loans may be limited or unavailable, and may incur a steep discount to their repurchase price from financing counterparties. They are also typically sold at a significant discount to the loan's unpaid principal balance. Significant repurchase activity could harm our business, cash flow, results of operations and financial condition.

As a result of past or future actions of our business purpose lending platforms, we may be subject to lender liability claims, and if we are held liable under such claims, we could be subject to losses. A number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We could also be subject to litigation, including class action litigation, or regulatory enforcement action, relating to residential mortgage servicer performance failing to adhere to requirements governing forbearance and foreclosure as a result of the pandemic. Additionally, federal regulators under the Biden presidential administration have signaled a renewed focus on fair lending and fair servicing guidelines and practices to identify potential discriminatory loss mitigation and foreclosure practices and hold residential mortgage servicers accountable. We cannot assure investors that such claims will not arise through litigation or regulatory action or that we will not be subject to significant liability if a claim of this type did arise. Additionally, we could be subject to such claims relating to activities that occurred prior to our acquisitions of 5 Arches and CoreVest.

We are also subject to various other laws and regulations relating to our business and operations, including, without limitation, privacy laws and regulations and labor and employment laws and regulations, and if we fail to comply with these laws and regulations we could also be subjected to claims for damages and litigation. In particular, if we fail to maintain the confidentiality of consumers’ personal or financial information we obtain in the course of our business (such as social security numbers), we could be exposed to losses. A further discussion of some of these risks is set forth in the risk factor titled “Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation and have a material adverse impact on our business and financial results.”

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

Litigation against RMBS trustees has related to, among other things, claims by certain investors in the RMBS issued in those transactions that the trustees of those transactions breached their obligations to investors by, among other things, not appropriately investigating and pursuing remedies against the originators and servicers of the underlying mortgage loans. We are not a party to any RMBS trustee litigation; however, RMBS trustee litigation has, in the past, negatively impacted the value of certain residential mortgage-backed securities issued prior to the crisis (“legacy RMBS”) that were held in our investment portfolio. The value of other legacy RMBS we continue to hold or acquire could be impacted in the future. In particular, trustees of various legacy RMBS transactions that have been the subject of RMBS trustee litigation have withheld funds from investors in the RMBS issued in those transactions by asserting that, pursuant to their indemnification rights against the securitization trusts established under the applicable transaction documents, they are entitled to apply those funds to offset litigation expenses. Further, certain trustees have asserted that their indemnification rights entitle them to withhold large lump sum amounts to hold and apply to anticipated future litigation expenses. Similar holdbacks by trustees of legacy RMBS transactions could result in losses to the value of our portfolio of securities in the future, which losses could be material.

Our acquisitions of 5 Arches and CoreVest could fail to improve our business or result in diminished returns, could expose us to new or increased risks, and could increase our cost of doing business.

During 2019, we completed the acquisitions of two business-purpose real estate loan origination platforms, 5 Arches and CoreVest, which we subsequently combined into one platform to originate business-purpose loans. Prior to the completion of these two acquisitions, we had not previously acquired an operating company, and we had not been engaged in directly originating mortgage loans since 2016, when we ceased our commercial origination and mortgage banking activities. If we experience challenges related to the acquisitions of the 5 Arches and CoreVest platforms that we did not anticipate or cannot mitigate, the returns we expected with respect to these investments may not be generated. For example, originating business-purpose mortgage loans could fail to improve our business or financial results if we do not have the opportunity to originate quality investments or if our estimates or projections of overall rates of return on such investments are incorrect. If our assumptions are wrong, or if market conditions change, we may, as a result, not have capital available for deployment into more profitable businesses and investments.

Our business-purpose loan origination platform is dependent upon conditions in the investor real estate market, and conditions that negatively impact this market may reduce demand for our loans and adversely impact our business, results of operations and financial condition. Our borrowers are primarily owners of residential rental and small multifamily properties, and residential properties for rehabilitation and subsequent resale or rental. Accordingly, the success of our business is closely tied to the overall success of the investors and small business owners in these markets. Various changes in real estate conditions may impact this market. Any negative trends in such real estate conditions may reduce demand for our products and services and, as a result, adversely affect our results of operations.

Directly originating mortgage loans could also expose us to new or increased risks, including increased regulation by federal and state authorities, challenges in effectively integrating operations, failure to maintain effective internal controls, procedures and policies, and other unknown liabilities and unforeseen increased expenses or delays associated with the acquisitions or the business of originating mortgage loans. Additionally, CoreVest engages in and sponsors securitization transactions relating to SFR mortgage loans, and in connection with the acquisition of CoreVest, we acquired, and we expect to continue to retain, mortgage-backed securities issued in CoreVest's securitization transactions. These securitization transactions and investments expose us to potentially material risks, in the same manner as described in the risk factor titled “Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to real estate mortgage loans. In addition, we have invested in and continue to invest in mortgage-backed securities and other ABS issued in securitization transactions sponsored by other companies. These types of transactions and investments expose us to potentially material risks.”

Additionally, in connection with our acquisitions of CoreVest and 5 Arches, a portion of the purchase price of each acquisition was allocated to goodwill and intangible assets. The amount of the purchase price which is allocated to goodwill and intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Accounting standards require that we test goodwill and intangible assets for impairment at least annually (or more frequently if impairment indicators arise). As a result of the pandemic and its impact on our business, following an impairment assessment, we recorded a non-cash goodwill impairment expense and wrote down the entire $89 million remaining value of our goodwill asset associated with these acquisitions. In conjunction with our assessment of goodwill, we also assessed our intangible assets for impairment at March 31, 2020 and determined they were not impaired. As of December 31, 2020, $57 million of intangible assets were recorded on our consolidated balance sheet. If, in the future, we determine intangible assets are impaired, we will be required to write down the value of this asset, as we did with our goodwill asset, up to the entire balance. Any write-down would have a negative effect on our consolidated financial statements.

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

Additionally, the effects of the pandemic could adversely impact our ability to access debt and equity capital on attractive terms, or at all. Any disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability and mortgage loan borrowers’ ability to make regular payments of principal and interest (e.g., due to unemployment, underemployment, or reduced income or revenues, including as a result of tenants' inability to make rental payments) or to access savings or capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities. Any of foregoing circumstances could increase margin calls under our borrowing facilities, affect our ability to meet liquidity, net worth, and leverage covenants under our borrowing facilities or have a material adverse effect on the value of investment assets we hold or our business, financial condition, results of operations and cash flows.

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

For example, in recent years, we have announced several new initiatives to expand our mortgage banking and investment activities, including by expanding our mortgage loan purchase activity to include business-purpose loans secured by non-owner occupied rental properties and bridge loans, completing the acquisitions of two business-purpose real estate loan origination platforms, CoreVest and 5 Arches and entering the business of originating business-purpose loans, and optimizing the size and target returns of our investment portfolio. We have also made investments in subordinate securities backed by re-performing and non-performing residential loans, multifamily securities, shared equity appreciation real estate option contracts, excess MSR and servicer advance investments collateralized by residential and multifamily loans, and a whole loan investment fund created to acquire light-renovation multifamily loans. Further discussion of these business changes is set forth in the risk factor titled “Decisions we make about our business strategy and investments, as well as decisions about raising capital or returning capital to shareholders (through dividends or common stock repurchases), could fail to improve our business and results of operations.”

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

Our future success depends on the continued service and availability of skilled personnel, including our executive officers and other business leaders that are part of our management team. To the extent personnel we attempt to hire, or have already hired, are concerned that economic, regulatory, or other factors could impact our ability to maintain or expand our current level of business, it could negatively impact our ability to hire or retain the personnel we need to operate our business. We cannot assure you that we will be able to attract and retain key personnel.

Additionally, the effects of the pandemic could adversely impact our financial condition and results of operations due to interrupted service and availability of personnel, and an inability to recruit, attract and retain skilled personnel. To the extent our management teams or personnel are impacted in significant numbers by the pandemic and are not available or allowed to conduct work, our business and operating results may be negatively impacted. Moreover, the negative impacts of the pandemic necessitated a reduction in our workforce in April 2020 and additional reductions in our workforce could become necessary if business or economic conditions deteriorate, which could negatively impact our business and results of operations. Additionally, the pandemic could negatively impact our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption.

Our technology infrastructure and systems are important and any significant disruption or breach of the security of this infrastructure or these systems could have an adverse effect on our business. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business.

We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications and data centers, as well as those of certain third parties and affiliates. Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must be able to facilitate loan application and loan acquisition experiences that equal or exceed the experience provided by our competitors. In addition, we rely on our computer hardware and software systems in order to analyze, acquire, and manage our investments, manage the operations and risks associated with our business, assets, and liabilities, and prepare our financial statements. Some of these systems are located at our offices and some are maintained by third party vendors or located at facilities maintained by third parties. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business. Any significant interruption in the availability or functionality of these systems could impair our access to liquidity, damage our reputation, and have an adverse effect on our operations and on our ability to timely and accurately report our financial results.

We have or may in the future experience service disruptions and failures caused by system or software failure, fire, power outages, telecommunications failures, team member misconduct, human error, computer hackers, computer viruses and disabling devices, malicious or destructive code, denial of service or information, as well as natural disasters, the pandemic, and other similar events, and our business continuity and disaster recovery planning may not be sufficient for all situations. This is especially applicable in the current response to the pandemic and the shift we have experienced in having most of our team members work remotely for the time being, as our team members access our secure networks through their home networks. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruption could interrupt or delay our ability to provide services to our loan sellers and loan applicants, and could also impair the ability of third parties to provide critical services to us.

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

We may not be able to make technological improvements as quickly as demanded by our loan sellers and borrowers, which could harm our ability to attract loan sellers and borrowers and adversely affect our results of operations, financial condition and liquidity.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial and lending institutions to better serve clients and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our loans sellers and borrowers by using technology, such as mobile and online services, to provide products and services that will satisfy demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our loan sellers and borrowers. Failure to successfully keep pace with technological change affecting the financial services industry could harm our ability to attract loan sellers and borrowers and adversely affect our results of operations, financial condition and liquidity.

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

Our employees, contractors we use, or other third parties with whom we have relationships may make inadvertent errors that could subject us to financial losses, claims, or enforcement actions. These types of errors could include, but are not limited to, mistakes in executing, recording, or reporting transactions we enter into for ourselves or with respect to assets we manage for others, or mistakes related to settling payment obligations, including with respect to wire transfers. Errors in the implementation of information technology systems, compliance systems and procedures, or other operational systems and procedures could also interrupt our business or subject us to financial losses, claims, or enforcement actions. Errors could also result in the inadvertent disclosure of mortgage-borrower non-public personal information. Inadvertent errors expose us to the risk of material losses until the errors are detected and remedied prior to the incurrence of any loss. The risk of errors may be greater for business activities that are new for us or have non-standardized terms, for areas of our business that we are expanding, or for areas of our business that rely on new employees or on third parties that we have only recently established relationships with.

Our business may be adversely affected if our reputation is harmed.

Our business is subject to significant reputational risks. If we fail, or appear to fail, to address various issues that may affect our reputation, our business could be harmed. Issues could include real or perceived legal or regulatory violations or be the result of a failure in governance, risk-management, technology, or operations. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could harm our business. Lawsuits brought against us (or the resolution of lawsuits brought against us), claims of employee misconduct, claims of wrongful termination, adverse publicity, conflicts of interest, ethical issues, or failure to maintain the security of our information technology systems or to protect non-public personal information could also cause significant reputational damages. Such reputational damage could result not only in an immediate financial loss, but could also result in a loss of business relationships, the ability to raise capital, the ability to recruit and retain human resources, and the ability to access liquidity through borrowing facilities.

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

Risks Related to Redwood's Legislative and Regulatory Matters Affecting our Industry
The termination of our subsidiary’s membership in the Federal Home Loan Bank of Chicago may limit our ability to acquire mortgage loans and securities to hold for investment and reduce our net interest income, which could negatively impact our business and operating results.

In June 2014, we announced that our wholly-owned captive insurance company subsidiary, RWT Financial, LLC, was approved as a member of the Federal Home Loan Bank of Chicago (“FHLBC”). This membership provided RWT Financial with access to attractive long-term collateralized financing for mortgage loans and securities. As a result of the economic and financial market impacts of the pandemic, the terms of our FHLBC facility evolved and we transferred or sold nearly all of our residential loans previously financed at the FHLBC, and repaid all but $1 million of borrowings under this facility. We do not expect to increase borrowings under our FHLBC facility above the existing $1 million of borrowings outstanding. Additionally, pursuant federal regulations adopted in January 2016 by the Federal Housing Finance Agency (“FHFA”), which is the regulator of the Federal Home Loan Bank System, RWT Financial’s membership in the FHLBC terminated in February 2021.

FHLBC financing enabled RWT Financial to earn attractive returns on loans held as long-term investments, contributing a significant amount to our earnings between 2014 and 2019. The expiration of RWT Financial's FHLBC membership may negatively impact us in a number of different ways, including, without limitation, by eliminating an attractive source of financing for our investment portfolio, limiting our ability to acquire (or the attractiveness of acquiring) residential and business-purpose mortgage loans to hold as long-term investments, and reducing net interest income earned by RWT Financial, any of which could negatively impact our business and operating results.

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

Some states, counties and municipalities have imposed or may impose in the future stricter rent control regulations. For example, on June 14, 2019, the New York State Senate passed the Housing Stability and Tenant Protection Act of 2019 (the “HSTP Act”), which, among other things, limits the ability of landlords to increase rents in rent stabilized apartments in New York State at the time of lease renewal and after a vacancy. The HSTP Act also limits potential rent increases for major capital improvements and for individual apartment improvements in such rent stabilized apartments. In addition, the HSTP Act permits certain qualified localities in the State of New York to implement the rent stabilization system. In addition, the California State Assembly passed Assembly Bill 1482 (“AB 1482”), which, among other things, will prevent landlords in California from increasing the gross rental rate by more than 5% plus the percentage change in the cost of living in any 12-month period and require landlords to have “just cause” when evicting a tenant that has continuously and lawfully occupied a residential property for 12 months. Such “just cause” may include, among other things, the failure to pay rent, causing damage or destruction to the property, and assigning or subletting the premises in violation of the tenant’s lease. In addition, the Oregon State House passed Senate Bill 608 (“SB 608”), which, among other things, will limit rent increases to 7% each year, in addition to inflation, and would, in most cases, require landlords to provide notice and give a reason for evicting tenants. The HSTP Act, AB 1482 or SB 608 may reduce the value of the SFR and multifamily properties collateralizing mortgage loans we own, or those underlying the securities or other investments we own, that are located in the States of New York, California or Oregon, respectively, that are subject to the applicable rent control regulations. The value of SFR and multifamily mortgage loans, securities, and other investments we own may be negatively impacted by rent control or rent stabilization laws, regulations, or ordinances, which impacts may be material.

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

Federal consumer protection laws and regulations have been enacted and promulgated that are designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the CFPB’s “TRID”, “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (HOEPA) prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. In particular, the CFPB's "qualified mortgage" regulations are in a transition phase beginning on March 1, 2021, during which both the current regulations and updated "qualified mortgage" regulations will be in effect, which may introduce interpretive and implementation questions and challenges. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results. Moreover, the CFPB has announced that, with respect to the “qualified mortgage” regulations, they may continue to analyze the updated regulations and revisit whether additional updates should be made to these regulations, further introducing uncertainty around these regulations, which could negatively impact our residential mortgage banking business.

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

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. For instance:

•	Compliance with the REIT income and asset rules, or uncertainty about the application of those rules to certain investments, may result in our holding investments in our taxable REIT subsidiaries (where any income they produce is subject to corporate-level taxation) when we would prefer to hold those investments in an entity that is taxed as a REIT (where they generally would not be subject to corporate-level taxation).

•	Compliance with the REIT income and asset rules may limit the type or extent of financing or hedging that we can undertake.

•	Our ability to own non-real estate assets and earn non-real estate related income is limited, and the rules for classifying assets and income are complicated. Our ability to own equity interests in other entities is also limited. If we fail to comply with these limits, we may be forced to liquidate attractive investments on short notice on unfavorable terms in order to maintain our REIT status.

•	We generally use taxable REIT subsidiaries to own non-real estate assets and engage in activities that may give rise to non-real estate related income under the REIT rules. However, our ability to invest in taxable REIT subsidiaries is limited under the REIT rules. No more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT subsidiaries (and the business and investing activities they conduct) in the future.

•	Meeting minimum REIT dividend distribution requirements could reduce our liquidity. We may earn non-cash REIT taxable income due to timing and/or character mismatches between the computation of our income for tax and accounting purposes. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.

•	We could be viewed as a “dealer” with respect to certain transactions and become subject to a 100% prohibited transaction tax or other entity-level taxes on income from such transactions.

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

The maximum U.S. federal income tax rate for qualified dividends paid by domestic non-REIT corporations to U.S. stockholders that are individuals, trust or estates is generally 20%. Although dividends paid by REITs to such stockholders are generally not eligible for that rate (subject to limited exceptions), such stockholders may deduct up to 20% of ordinary dividends from a REIT for taxable years beginning before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate is still higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of shares of REITs, including the shares of our common stock.

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

In addition, we have and may continue to acquire mezzanine loans. Mezzanine loans are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real estate. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We believe that the mezzanine loans that we have treated as real estate assets generally met all of the requirements for reliance on this safe harbor. However, there can be no assurance that the IRS will not challenge the tax treatment of these mezzanine loans, and if such a challenge were sustained, we could in certain circumstances be required to pay a penalty tax or fail to qualify as a REIT.
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

We are required to distribute at least 90% of our REIT taxable income as dividends to shareholders. Thus, we do not generally have the ability to retain all of the earnings generated by our REIT and, to a large extent, we rely on our ability to raise capital to grow. We may raise capital through the issuance of new shares of our common stock, either through our direct stock purchase and dividend reinvestment plan or through public or private offerings. We may also raise capital by issuing other types of securities, such as preferred stock, convertible or exchangeable debt, or other types of debt securities. As of December 31, 2020, we had approximately 158 million unissued shares of stock authorized for issuance under our charter (although approximately 50 million of these shares are reserved for issuance under our equity compensation plans, dividend reinvestment and stock purchase plan, ATM offering program, and outstanding convertible notes and exchangeable notes). The number of our unissued shares of stock authorized for issuance establishes a limit on the amount of capital we can raise through issuances of shares of stock or securities convertible into, or exchangeable for, shares of stock, unless we seek and receive approval from our shareholders to increase the authorized number of our shares in our charter. Also, certain stock change of ownership tests may limit our ability to raise significant amounts of equity capital or could limit our future use of tax losses to offset income tax obligations if we raise significant amounts of equity capital.

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

As of February 16, 2021, based on filings of Schedules 13D and 13G with the SEC, we believe that three institutional shareholders each owned approximately 5% or more of our outstanding common stock (and we believe one of these shareholders owned approximately 18% of our outstanding common stock) and we believe based on data obtained from other public sources that, overall, institutional shareholders owned, in the aggregate, more than 75% of our outstanding common stock. Furthermore, one or more of these investors or other investors could significantly increase their ownership of our common stock, including through the conversion of outstanding convertible or exchangeable notes into shares of common stock. Significant ownership stakes held by these individual institutions or other investors could have adverse consequences for other shareholders because each of these shareholders will have a significant influence over the outcome of matters submitted to a vote of our shareholders, including the election of our directors and transactions involving a change in control. In addition, should any of these significant shareholders determine to liquidate all or a significant portion of their holdings of our common stock, it could have an adverse effect on the market price of our common stock.

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

At February 17, 2021, our directors and executive officers beneficially owned, in the aggregate, approximately 2% of our common stock. Sales of shares of our common stock by these individuals are generally required to be publicly reported and are tracked by many market participants as a factor in making their own investment decisions. As a result, future sales by these individuals could negatively affect the market price of our common stock.

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

Our dividend distributions are driven by a variety of factors, including our minimum dividend distribution requirements under the REIT tax laws and our REIT taxable income as calculated pursuant to the Internal Revenue Code. We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, although our reported financial results for GAAP purposes may differ materially from our REIT taxable income.

In the year ended December 31, 2019, we paid $129.5 million of cash dividends on our common stock, representing cumulative dividends of $1.20 per share. For 2020, as a result of the impact of the pandemic on our business, we reduced cash dividend payments on our common stock to $84.0 million, representing cumulative dividends of $0.725 per share.

Our ability to continue to pay quarterly dividends in the future may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K for the year ended December 31, 2020. Further, we may consider paying future dividends, if at all, in shares of common stock, cash, or a combination of shares of common stock and cash. Any decision regarding the composition of such dividends would be made following an analysis and review of our liquidity, including our cash balances and cash flows, at the time of payment of the dividend. For example, we may determine to distribute shares of common stock in lieu of cash, or in combination with cash, in respect of our dividend obligations, which, among other things, could result in dilution to existing stockholders.

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

In addition, the rate at which holders of our common stock are taxed on dividends we pay and the characterization of our dividend — be it ordinary income, capital gains, or a return of capital — could have an impact on the market price of our common stock. After we announce the expected characterization of dividend distributions we have paid, the actual characterization (and, therefore, the rate at which holders of our common stock are taxed on the dividend distributions they have received) could vary from our expectations, including due to errors, changes made in the course of preparing our corporate tax returns, or changes made in response to an audit by the IRS, with the result that holders of our common stock could incur greater income tax liabilities than expected.

We may pay taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We may satisfy the REIT 90% distribution test with taxable distributions of our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by “publicly offered REITs.” Pursuant to Revenue Procedure 2017-45, as modified by Revenue Procedure 2020-19, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Internal Revenue Code (i.e., a dividend), as long as at least 20% of the total dividend (or 10% for dividends declared after April 1, 2020 and before December 31, 2020) is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.

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
Executive and Administrative Office Locations and Lease Expirations

Location	Lease Expiration
One Belvedere Place, Suite 300	2028
Mill Valley, CA 94941

8310 South Valley Highway, Suite 425	2031
Englewood, CO 80112

4 Park Plaza, Suite 900	2024
Irvine, CA 92614

650 Fifth Avenue, Suite 2120	2023
New York, NY 10019

ITEM 3. LEGAL PROCEEDINGS
For information on our legal proceedings, see Note 16 to the Financial Statements within this Annual Report on Form 10-K under the heading "Loss Contingencies - Litigation, Claims and Demands."
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol RWT. At February 17, 2021, our common stock was held by approximately 583 holders of record and the total number of beneficial stockholders holding stock through depository companies was approximately 31,056. At February 22, 2021, there were 112,090,006 shares of common stock outstanding.
The cash dividends declared on our common stock for each full quarterly period during 2020 and 2019 were as follows:

	Common Dividends Declared
	Record Date	Payable Date	Per Share	Dividend Type
Year Ended December 31, 2020
Fourth Quarter	12/17/2020	12/29/2020	$0.14	Regular
Third Quarter	9/22/2020	9/29/2020	$0.14	Regular
Second Quarter	6/22/2020	6/29/2020	$0.125	Regular
First Quarter	3/16/2020	3/30/2020	$0.32	Regular

Year Ended December 31, 2019
Fourth Quarter	12/16/2019	12/30/2019	$0.30	Regular
Third Quarter	9/16/2019	9/30/2019	$0.30	Regular
Second Quarter	6/14/2019	6/28/2019	$0.30	Regular
First Quarter	3/15/2019	3/29/2019	$0.30	Regular
All dividend distributions are made with the authorization of the board of directors at its discretion and will depend on such items as our GAAP net income, REIT taxable income, financial condition, maintenance of REIT status, and other factors that the board of directors may deem relevant from time to time. The holders of our common stock share proportionally on a per share basis in all declared dividends on common stock. As reported on our Current Report on Form 8-K on January 28, 2021, for dividend distributions made in 2020, we expect our dividends paid in 2020 to be characterized as 100% return of capital. None of the dividend distributions made in 2020 are expected to be characterized for federal income tax purposes as ordinary income, long-term capital gains, or qualified dividends.
During the year ended December 31, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended. In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2020, we repurchased 3,047,335 shares of our common stock pursuant to this authorization for $22 million. At December 31, 2020, $78 million of this current total authorization remained available for repurchases of shares of our common stock.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended December 31, 2020.

	Total Number of Shares Purchased or Acquired		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except Per Share Data)
October 1, 2020 - October 31, 2020	—	(1)	$7.52	—	$—
November 1, 2020 - November 30, 2020	—		$—	—	$—
December 1, 2020 - December 31, 2020	—		$—	—	$78,369
Total	—		$7.52	—	$78,369
(1)Represents fewer than 1,000 shares reacquired to satisfy tax withholding requirements related to the vesting of restricted shares.
Information with respect to compensation plans under which equity securities of the registrant are authorized for issuance is set forth in Part II, Item 12 of this Annual Report on Form 10-K.

Performance Graph
The following graph presents a cumulative total return comparison of our common stock, over the last five years, to the S&P Composite-500 Stock Index and the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) Mortgage REIT index. The total returns reflect stock price appreciation and the reinvestment of dividends for our common stock and for each of the comparative indices, assuming that $100 was invested in each on December 31, 2015. The information has been obtained from sources believed to be reliable; but neither its accuracy nor its completeness is guaranteed. The total return performance shown on the graph is not necessarily indicative of future performance of our common stock.

Five Year - Cumulative Total Return Comparison
December 31, 2015 through December 31, 2020

250
200
150
100
50
0
Index Value
2015
2016
2017
2018
2019
2020
RWT
NAREIT
S&P 500

	2015	2016	2017	2018	2019	2020
Redwood Trust, Inc.	100	125	131	143	169	97
FTSE NAREIT Mortgage REIT Index	100	123	147	143	174	141
S&P Composite-500 Index	100	112	136	130	171	203

ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

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
OVERVIEW
Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Lending, Business Purpose Lending, and Third-Party Investments. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed.
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

Business Update
During the fourth quarter of 2020, our Residential Lending business locked a record $3.78 billion in loans (unadjusted for pipeline fallout), an 81% increase from the third quarter. And our Business Purpose Lending ("BPL") business logged $448 million of originations – an increase of 71% from the third quarter driven by strong single-family rental ("SFR") loan originations. We have allocated additional capital to these businesses, reflecting our expectation of continuing borrower demand for our loan programs. This deployment includes further investments in the financial assets created by our platforms, investments we expect to drive sustainably higher net interest income as we progress through 2021.
Overall credit performance in our investment portfolio remains strong, as delinquencies have continued to decrease since their peak in the summer and strong home price appreciation has kept actual credit losses low. As a result, we continue to see an opportunity for further valuation increases on these investments. Coupled with positive credit trends, high prepayment speeds have begun to provide additional valuation improvements on most of our credit investments held at a discount to par. As prepayments rise and principal pays down on the collateral securing our Sequoia and CoreVest securitization transactions, the call rights we own within these structures are also becoming more valuable. Based on current prepayment trends, we expect up to $600 million of loans collateralizing these securitizations to become redeemable in 2021, well below their estimated fair values.
We believe the impact of the COVID-19 pandemic on how Americans are thinking about their housing needs has further validated our core investment thesis, as demand for single-family detached housing has grown significantly. We expect much of that demand to be sustainable, as families choose to move away from dense urban areas, and more people can work remotely out of their homes regardless of proximity to the workplace. This has already caused continuing and spreading effects across both the residential and commercial property sectors, especially in major metropolitan areas.
This is why our primary focus for 2021 will remain on our residential consumer and business purpose lending platforms. The operating capital we allocate to these businesses is currently expected to generate attractive returns at levels very difficult to match when sourcing third-party investments in the current market environment. Most importantly, these businesses serve large and growing markets not covered by government lending programs, and as such are positioned to generate scalable and repeatable sources of future earnings, even in a less favorable interest rate environment. Since the earnings from these platforms are generated within our taxable subsidiary, these earnings can also be retained to provide a steady stream of internally sourced capital that can be deployed to further grow earnings and book value.
Speed and disruption are strategic priorities in 2021 across the Redwood enterprise. Our goal is not simply to grow volume, or issue more securitizations. We want to fundamentally change how the non-Agency mortgage finance sector operates. That entails more speed and automation, and keeping technology at the forefront of our strategic plans. In December 2020, our residential team launched a new technology initiative, Redwood Rapid Funding, with strong initial demand from our counterparties. At CoreVest, we are working to consolidate our technology advantage in speed to market, client service, and our use of data to optimize lead generation.
But internal innovation is only part of our strategy. In January 2021, we launched RWT Horizons, an investment initiative focused on early-stage technology companies with business plans focused on innovations that can disrupt the mortgage finance landscape. The amount of capital deployed through this new platform will likely be small at first, however the investments are designed to have an impact on how our businesses operate. This strategy is premised on extracting value at more points along the mortgage value chain, thereby making us a more meaningful partner to the broad network of market constituents to whom we provide liquidity, and building relationships designed to benefit all parties.
In sum, we believe we are positioned to generate sustainable margins and attractive assets that we expect will result in high-quality earnings in 2021. Our Business Purpose Lending team continues to generate strong origination volumes, supported by growing consumer demand for single-family homes for rent and investor demand for access to this asset class. We believe the size of this market opportunity is $3 trillion and growing, and with CoreVest’s competitive advantages we believe our market share has continued to expand. The securitization market and investor demand for our CoreVest securitizations also continues to be strong, with new alternative funding vehicles already being implemented to diversify our funding channels. We expect to continue to maintain a secure position in our line of credit and build-to-rent bridge products, with an opportunity to delve deeper into these markets.
Our Residential team continues to report strong momentum, with favorable lock volume forecasts in January 2021. While the yield curve has room to steepen with the prospect of another round of fiscal stimulus (and therefore mortgage rates have room to rise), we expect refinancing opportunities with respect to existing jumbo loans will remain attractive in 2021. Additionally, our recent volumes have been almost exclusively from Select loans, with some of the strongest borrower credit profiles we’ve seen since the Great Financial Crisis of 2008. This leaves a significant opportunity to again diversify our purchase mix into Redwood Choice expanded prime and non-QM products. These loans have represented as much as 40% of our quarterly lock activity in recent years.

Redwood remains committed to all our stakeholders, including our shareholders, our employees, and our communities. We’re proud to stand behind our core values, including an earnest focus on diversity, equity and inclusion, and a commitment to strong corporate citizenship, both socially and environmentally. Caring for our employees has never been as important, as we continue to support our team members and their families through the impacts of COVID-19. Investment in our employee programs and stewardship of our culture remain strategic priorities, and we’re proud of the work that we’ve done to engage, develop, and retain our workforce over the past year. Our commitment to our larger communities through volunteerism and charitable giving have also remained in sharp focus for us, particularly as our shared humanity has been amplified by the COVID-19 pandemic.

2020 Financial Overview
This section includes an overview of our 2020 financial results. A detailed discussion of our results of operations is presented in the next section of this MD&A. The following table presents selected financial highlights from 2020 and 2019.
Table 1 – Key Earnings and Return Metrics

	Years Ended December 31,
(In Thousands, except per Share Data)	2020	2019
Net (loss) income	$(581,847)	$169,183
Earnings (loss) per share (diluted EPS)	$(5.12)	$1.46
Book value per share	$9.91	$15.98
REIT taxable (loss) income per share	$(0.05)	$1.28
Dividends per share	$0.725	$1.20
We entered 2020 building on the strong momentum gained during 2019. Record monthly loan volumes in January and February and a sense of optimism quickly shifted as the spread of the novel coronavirus accelerated into a global pandemic in mid-March, creating significant dislocations in the financial markets and resulting in one of the fastest market declines in history. Despite the overall strong credit quality and underlying performance of our residential and business purpose loan assets, uncertainty related to the pandemic and its impact on the economy triggered a collapse in liquidity for any sector not explicitly supported by the federal government, and during the first quarter our balance sheet sustained heavy realized and unrealized losses, ultimately driving net a loss and a reduction in our book value for the full year of 2020.
The declines in asset prices in our sector were driven by widespread panic among market participants and the systematic repricing of mortgage-related assets financed by large financial institutions – in particular, assets of the type we owned, which were not explicitly supported by the federal government. In response to these market conditions, we repositioned our investment portfolio and our debt structure, generating significant liquidity and reducing our overall debt as well as our marginable debt. In aggregate, over the course of 2020, our recourse debt declined from $5.15 billion at December 31, 2019 to $1.39 billion at December 31, 2020, and our recourse leverage ratio (the ratio of our recourse debt to tangible shareholders' equity) declined from 3.1x to 1.3x, respectively. Additionally, marginable debt (that portion of recourse debt subject to daily market-value based margin calls), declined to $97 million at December 31, 2020, from $4.12 billion at December 31, 2019. While we realized substantial losses on loans and securities we sold during the early part of the year, a significant portion of the unrealized losses incurred in the first quarter of 2020 were ultimately recovered through the end of the year. Additionally, the actions we took to successfully generate liquidity, meet all our margin calls, and reduce debt, allowed us to avoid the need to raise any dilutive capital when markets were disrupted.
Additionally, as a result of the general market disruptions, both our mortgage banking operations (residential and business purpose) were also impacted, and we experienced a significant reduction in acquisition and origination activities during the first half of the year. The impact to these businesses in the first quarter was acute and resulted in us writing off all the goodwill we had recorded in association with the 5 Arches and CoreVest business purpose lending platforms we acquired in 2019. Additionally, in April we implemented a reduction in force, reducing our overall workforce by approximately 35%. The markets began to stabilize in the spring, and our operating businesses began to see a swift recovery. We repositioned these businesses during the spring and into summer, resetting our underwriting guidelines and re-engaging with loan sellers and with borrowers, and experienced significant growth in production volumes in the third and fourth quarters of 2020, which drove very strong returns for these operations in the second half of the year.
While 2020 was a very challenging year for the world and for our company, we are happy to have finished the year in a position of strength, with over $460 million of cash on hand, an attractive investment portfolio with improving credit trends, and operating businesses on track to continue growing volumes of loan purchases and originations and generate strong returns.

Table 2 – Key Operational Metrics

	Years Ended December 31,
(In Thousands)	2020	2019
Capital Deployed	$386,945	$1,085,994
Residential Loans Purchased	$4,483,477	$5,901,802
Business Purpose Loans Originated	$1,431,437	$1,015,157
As discussed above, we made significant changes to our capital structure as a result of the pandemic. In the first half of 2020, we generated significant liquidity through asset sales and then, as our business stabilized in the summer, we began to re-deploy capital back into our investment portfolio – primarily into investments created organically through our mortgage banking platforms, including subordinate securities retained from Sequoia residential and CoreVest single-family securitizations and bridge loans originated by CoreVest.
While our residential mortgage banking business experienced an overall decrease in loan purchases in 2020 due to the effects of the pandemic, we saw loan purchase commitments for this business surge in the third quarter and reach record levels in the fourth quarter of 2020. Given a lag between when loans are locked and purchased, we expect an increase in residential loan purchases to carry into 2021. In 2020, through our Sequoia platform, we completed five Select securitizations and one Choice securitization.
Our business purpose loan originations increased in 2020, benefiting from a full year of operations at our now-combined 5 Arches and CoreVest platforms. We saw sequential increases in loan origination volumes in the third and fourth quarters of 2020 and believe the business is positioned to further increase origination volumes in 2021. In 2020, we completed five single-family rental securitizations through our CoreVest platform.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2020, 2019, and 2018. Most tables include "changes" columns that show the amounts by which the year's results are greater or less than the results from the prior year. Unless otherwise specified, references in this section to increases or decreases in 2020 refer to the change in results from 2019 to 2020, and increases or decreases in 2019 refer to the change in results from 2018 to 2019.
Consolidated Results of Operations
The following table presents the components of our net income for the years ended December 31, 2020, 2019, and 2018.
Table 3 – Net Income (Loss)

	Years Ended December 31,			Changes
(In Thousands)	2020	2019	2018	'20/'19	'19/'18
Net Interest Income	$123,911	$142,473	$139,678	$(18,562)	$2,795
Non-interest Income
Mortgage banking activities, net	78,472	87,266	59,566	(8,794)	27,700
Investment fair value changes, net	(588,438)	35,500	(25,689)	(623,938)	61,189
Other income	4,188	19,257	13,070	(15,069)	6,187
Realized gains, net	30,424	23,821	27,041	6,603	(3,220)
Total non-interest (loss) income, net	(475,354)	165,844	73,988	(641,198)	91,856
General and administrative expenses	(115,204)	(108,737)	(75,298)	(6,467)	(33,439)
Loan acquisition costs	(11,023)	(9,935)	(7,484)	(1,088)	(2,451)
Other expenses	(108,785)	(13,022)	(196)	(95,763)	(12,826)
Net income before income taxes	(586,455)	176,623	130,688	(763,078)	45,935
Benefit from (provision) for income taxes	4,608	(7,440)	(11,088)	12,048	3,648
Net (Loss) Income	$(581,847)	$169,183	$119,600	$(751,030)	$49,583
Net Interest Income
Net interest income decreased in 2020, primarily due to lower average asset balances relative to 2019 resulting from portfolio repositioning, including significant asset sales in the first half of 2020 related to the COVID-19 pandemic, as well as higher borrowing costs associated with non-marginable and non-recourse debt facilities we entered into during 2020.
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
Mortgage Banking Activities, Net
Income from mortgage banking activities, net includes results from both our residential and business purpose mortgage banking operations. The $9 million decrease in 2020 was predominantly due to a decrease in loan acquisition volumes at our residential mortgage banking business as a result of pandemic-related market disruptions. These decreases were partially offset by an increase in mortgage banking income from our business purpose mortgage banking operations, which benefited from a full year of income after our acquisitions of 5 Arches and CoreVest in March and October of 2019, respectively
The $28 million increase in 2019 was due to a $40 million increase from business purpose mortgage banking, partially offset by a $12 million decrease from residential mortgage banking. The increase from business purpose mortgage banking resulted from our acquisitions of 5 Arches and CoreVest and the income generated from those operations. The decrease from residential mortgage banking was primarily due to lower gross margins on slightly higher loan purchase commitments in 2019, relative to 2018.

A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.
Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and interest rate hedges associated with these investments.
The negative investment fair value changes recorded during 2020 were primarily driven by realized losses incurred on assets sales and derivative settlements that occurred in March and April of the year, as we repositioned our portfolio in response to the pandemic. Approximately $360 million of losses were realized from such sales. The remaining net losses for the year were primarily associated with assets we retained that experienced a significant decline in value during the first quarter of 2020 and had not fully recovered their value through the end of the year, as well as a negative fair value changes on our interest only securities resulting from lower benchmark interest rates and higher prepayment speeds during 2020. During 2019, the positive investment fair value changes primarily resulted from tightening credit spreads in several investment classes.
Additional detail on our investment fair value changes is included in the “Results of Operations by Segment” section that follows.
Other Income
The $15 million decrease in Other income in 2020 was primarily the result of losses on our MSR investments, which were driven primarily by increased prepayment speeds, resulting from declines in interest rates during 2020. The $6 million increase in Other income in 2019 primarily resulted from $4 million of business purpose loan administration fee income earned at 5 Arches, as well as a $2 million gain associated with the re-measurement of our initial minority investment and purchase option in 5 Arches upon its acquisition. This increase was partially offset by a decrease in income from our MSR investments as the notional balance of these investments continued to pay down. Details on the composition of Other income is included in Note 20 in Part II, Item 8 of this Annual Report on Form 10-K.
Realized Gains, Net
For 2020, we realized gains of $30 million, including $25 million of gains from the repurchase of $125 million of convertible debt and $5 million of net gains from the sale of $55 million of AFS securities. For 2019, we realized gains of $24 million, primarily from the sale of $110 million of AFS securities and the call of a seasoned Sequoia securitization in the first quarter. For 2018, we realized gains of $27 million, primarily from the sale of $144 million of AFS securities. Of note, all of the gains from extinguishment of debt were excluded from our diluted earnings per share for the year ended December 31, 2020, in accordance with GAAP. See Note 17 in Part II, Item 8 of this Annual Report on Form 10-K for additional information on this calculation.
General and Administrative Expenses
The $6 million increase in general and administrative expenses in 2020 primarily resulted from $14 million of additional expenses at our Business Purpose Lending segment, driven by a full year of operations at our now-combined 5 Arches and CoreVest platforms. This increase was partially offset by a $9 million decrease in general and administrative expenses at our Residential Lending segment, driven by a decrease in loan acquisition activity at our residential mortgage banking business as well as a workforce reduction we implemented in April 2020.
The $33 million increase in general and administrative expenses in 2019 primarily resulted from $24 million of additional expenses from the operations of 5 Arches and CoreVest. The remainder of the increase was primarily due to $7 million in higher compensation expense at the Redwood parent entity (exclusive of 5 Arches and CoreVest), as well as higher systems, consulting, accounting, and legal costs, driven mostly by the acquisition-related expenses associated with 5 Arches and CoreVest. The higher compensation expense at the Redwood parent entity was primarily driven by higher variable compensation, commensurate with improved results in 2019, as well as a higher average employee count in 2019.
Loan Acquisition Costs
The increase in loan acquisition costs for 2020 resulted from an increase in origination activity at our business purpose mortgage banking operations, primarily as a result of the acquisition of CoreVest, and was partially offset by a reduction in expenses from lower acquisition volumes at our residential mortgage banking operations in 2020.

Other Expenses
In the first quarter of 2020, we recorded an $89 million goodwill impairment expense at our Business Purpose Lending segment that resulted from the onset of the pandemic. Exclusive of this amount, other expenses in 2020 and 2019 primarily consisted of amortization expense from intangible assets and contingent consideration we recorded in connection with the acquisitions of 5 Arches and CoreVest in 2019.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities.
The change to a benefit from income taxes in 2020 from a provision for income taxes in the prior year was the result of GAAP losses at our TRS in 2020. The full benefit from income taxes in 2020 was partially offset by a valuation allowance recorded against our federal net ordinary deferred tax assets.
The decrease in the provision for income taxes for 2019 was driven primarily by lower GAAP income earned at our TRS. Additionally, the provision for 2019 included a $2 million tax benefit resulting from the purchase of 5 Arches. For additional detail on income taxes, see the “Tax Provision and Taxable Income” section that follows.

Net Interest Income
The following tables present the components of net interest income for the years ended December 31, 2020, 2019, and 2018.
Table 4 – Net Interest Income

	Years Ended December 31,
	2020			2019			2018
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$19,985	$538,580	3.7%	$39,355	$888,690	4.4%	$51,330	$1,129,810	4.5%
Residential loans - HFI at Redwood (2)	21,000	494,097	4.3%	92,340	2,321,288	4.0%	94,361	2,345,219	4.0%
Residential loans - HFI at Legacy Sequoia (2)	9,059	316,844	2.9%	17,640	453,563	3.9%	20,029	577,175	3.5%
Residential loans - HFI at Sequoia Choice (2)	87,093	1,883,855	4.6%	108,778	2,273,514	4.8%	69,645	1,452,784	4.8%
Residential loans - HFI at Freddie Mac SLST (2)	85,609	2,209,182	3.9%	57,840	1,531,361	3.8%	4,453	109,231	4.1%
Business purpose loans	80,667	1,220,589	6.6%	30,733	446,077	6.9%	4,333	50,962	8.5%
Single-family rental loans - HFI at CAFL	136,950	2,544,738	5.4%	23,072	439,165	5.3%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	54,813	1,404,068	3.9%	132,600	3,373,743	3.9%	21,322	532,020	4.0%
Trading securities	33,940	286,382	11.9%	70,359	1,119,220	6.3%	71,350	1,016,613	7.0%
Available-for-sale securities	15,665	140,783	11.1%	21,463	182,251	11.8%	33,728	302,134	11.2%
Other interest income	27,135	775,386	3.5%	28,101	605,863	4.6%	8,166	211,651	3.9%
Total interest income	571,916	11,814,504	4.8%	622,281	13,634,735	4.6%	378,717	7,727,599	4.9%
Interest Expense
Short-term debt facilities	(44,454)	1,188,487	(3.7)%	(73,558)	1,973,542	(3.7)%	(52,832)	1,513,497	(3.5)%
Short-term debt - servicer advance financing	(6,441)	201,175	(3.2)%	(11,952)	219,307	(5.4)%	(971)	17,271	(5.6)%
Short-term debt - convertible notes, net	—	—	—%	(10,996)	174,433	(6.3)%	(5,114)	97,035	(5.3)%
ABS issued - Legacy Sequoia (2)	(5,945)	312,351	(1.9)%	(14,418)	445,342	(3.2)%	(16,519)	567,908	(2.9)%
ABS issued - Sequoia Choice (2)	(73,643)	1,681,490	(4.4)%	(93,354)	2,052,697	(4.5)%	(59,769)	1,317,645	(4.5)%
ABS issued - Freddie Mac SLST (2)	(66,859)	1,897,194	(3.5)%	(42,574)	1,237,205	(3.4)%	(3,156)	89,172	(3.5)%
ABS issued - Freddie Mac K-Series	(51,521)	1,324,678	(3.9)%	(126,948)	3,184,441	(4.0)%	(19,985)	497,524	(4.0)%
ABS issued - CAFL	(101,740)	2,363,624	(4.3)%	(17,172)	401,467	(4.3)%	—	—	—%
Long-term debt facilities	(45,318)	708,611	(6.4)%	(2,105)	49,988	(4.2)%	—	—	—%
Long-term debt - FHLBC	(10,411)	589,269	(1.8)%	(48,999)	1,999,999	(2.4)%	(41,360)	1,999,999	(2.1)%
Long-term debt - corporate	(41,673)	693,838	(6.0)%	(37,732)	626,290	(6.0)%	(39,333)	791,196	(5.0)%
Total interest expense	(448,005)	10,960,717	(4.1)%	(479,808)	12,364,711	(3.9)%	(239,039)	6,891,247	(3.5)%
Net Interest Income	$123,911			$142,473			$139,678
(1)Average balances for residential loans held-for-sale, residential loans held-for-investment, business purpose loans, multifamily loans held-for-investment, and trading securities are calculated based upon carrying values, which represent estimated fair values. Average balances for available-for-sale securities and debt are calculated based upon amortized historical cost, except for ABS issued, which is based upon fair value.
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
Table 5 – Net Interest Income - Volume and Rate Changes

	Change in Net Interest Income
	For the Years Ended December 31,
	2020			2019
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Net Interest Income for the Beginning of the Year			$142,473			$139,678
Impact of Changes in Interest Income
Residential loans - HFS	$(15,504)	$(3,866)	(19,370)	$(10,955)	$(1,020)	(11,975)
Residential loans - HFI at Redwood	(72,684)	1,346	(71,338)	(963)	(1,058)	(2,021)
Residential loans - HFI at Legacy Sequoia	(5,317)	(3,264)	(8,581)	(4,290)	1,901	(2,389)
Residential loans - HFI at Sequoia Choice	(18,644)	(3,041)	(21,685)	39,345	(212)	39,133
Residential loans - HFI at Freddie Mac SLST	25,602	2,167	27,769	57,976	(4,589)	53,387
Business purpose loans	53,363	(3,430)	49,933	33,593	(7,193)	26,400
Single-family rental loans - HFI at CAFL	110,619	3,259	113,878	23,072	—	23,072
Multifamily loans - HFI at Freddie Mac K-Series	(77,415)	(372)	(77,787)	113,889	(2,611)	111,278
Trading securities	(52,356)	15,937	(36,419)	7,201	(8,192)	(991)
Available-for-sale securities	(4,884)	(914)	(5,798)	(13,383)	1,118	(12,265)
Other interest income	7,863	(8,830)	(967)	15,209	4,726	19,935
Net changes in interest income	(49,357)	(1,008)	(50,365)	260,694	(17,130)	243,564
Impact of Changes in Interest Expense
Short-term debt facilities	29,260	(157)	29,103	(16,060)	(4,666)	(20,726)
Short-term debt - servicer advance financing	988	4,523	5,511	(11,359)	378	(10,981)
Short-term debt - convertible notes, net	10,996	—	10,996	(4,079)	(1,803)	(5,882)
ABS issued - Legacy Sequoia	4,306	4,167	8,473	3,565	(1,464)	2,101
ABS issued - Sequoia Choice	16,882	2,829	19,711	(33,342)	(243)	(33,585)
ABS issued - Freddie Mac SLST	(22,711)	(1,574)	(24,285)	(40,632)	1,214	(39,418)
ABS issued - Freddie Mac K-Series	74,140	1,287	75,427	(107,934)	971	(106,963)
ABS issued - CAFL	(83,927)	(640)	(84,567)	(17,172)	—	(17,172)
Long-term debt facilities	(27,735)	(15,478)	(43,213)	(2,105)	—	(2,105)
Long-term debt - FHLBC	34,562	4,026	38,588	—	(7,639)	(7,639)
Long-term debt - corporate	(4,070)	129	(3,941)	1,533	68	1,601
Net changes in interest expense	32,691	(888)	31,803	(227,585)	(13,184)	(240,769)
Net changes in interest income and expense	(16,666)	(1,896)	(18,562)	33,109	(30,314)	2,795
Net Interest Income for the Year Ended			$123,911			$142,473

The following table presents the components of net interest income by segment for the years ended December 31, 2020, 2019, and 2018.
Table 6 – Net Interest Income by Segment

	Years Ended December 31,			Changes
(In Thousands)	2020	2019	2018	'20/'19	'19/'18
Net Interest Income by Segment
Residential Lending	$43,535	$97,440	$110,534	$(53,905)	$(13,094)
Business Purpose Lending	61,598	22,140	2,990	39,458	19,150
Third-Party Investments	57,262	68,389	67,082	(11,127)	1,307
Corporate/Other	(38,484)	(45,496)	(40,928)	7,012	(4,568)
Net Interest Income	$123,911	$142,473	$139,678	$(18,562)	$2,795
Residential Lending
The $54 million reduction in net interest income for the residential lending segment in 2020 was primarily driven by the liquidation of our FHLB-financed jumbo loan investment portfolio during the first half of 2020, as well as a lower average balance of retained Sequoia securities during the year resulting from sales in the first half of 2020. In both cases, asset sales were associated with the repositioning of our portfolio in response to the pandemic. The $13 million decline in 2019 was primarily due to higher interest costs on our variable-rate long-term FHLB borrowings from higher benchmark interest rates in 2019, as well as a lower average balance of retained Sequoia securities in 2019 resulting from asset sales.
Business Purpose Lending
The $39 million increase in net interest income for the business purpose lending segment in 2020 was primarily driven by the acquisition of CoreVest and it's in-place investment portfolio in the fourth quarter of 2019. The $19 million increase in 2019 was primarily due to the acquisition of 5 Arches in the second quarter of 2019, through which we increased our originations of business purpose loans that were held as earning assets during the year.
Third-party Investments
The $11 million decrease in net interest income for the third-party investments segment in 2020 was primarily driven by a lower average balance of securities during the year, resulting from the sale of a significant amount of securities in the first quarter of 2020 as we repositioned our portfolio in response to the pandemic. The $1 million increase in 2019 was primarily due to higher net interest income from a higher average balance of both multifamily and re-performing loan investments in 2019, partially offset by a lower average balance of other third-party RMBS investments.
Corporate/Other
The Corporate/Other line item in the table above includes net interest income from consolidated Legacy Sequoia entities and interest expense on our convertible debt and trust-preferred securities. The $7 million increase in net interest income from Corporate/Other during 2020 was primarily due to a lower average balance of long-term debt as compared to 2019, as we repaid $201 million of our convertible debt in November 2019 and repurchased $125 million of convertible debt during the second quarter of 2020. The $5 million decrease in net interest income from Corporate/Other during 2019 was primarily due to a higher average balance of long-term debt as compared to 2018, as we issued $200 million of convertible debt in June 2018.

Results of Operations by Segment
Overview
We report on our business using three distinct segments: Residential Lending, Business Purpose Lending, and Third-Party Investments. Our segments are based on our organizational and management structure, which aligns with how our results are monitored and performance is assessed. For additional information on our segments, refer to Note 23 in Part II, Item 8 and Part I, Item 1 of this Annual Report on Form 10-K. The following table presents the segment contribution from our four segments reconciled to our consolidated net income for the years ended December 31, 2020, 2019, and 2018.
Table 7 – Segment Results Summary

	Years Ended December 31,			Changes
(In Thousands)	2020	2019	2018	'20/'19	'19/'18
Segment Contribution from:
Residential Lending	$(129,044)	$100,020	$128,460	$(229,064)	$(28,440)
Business Purpose Lending	(95,115)	20,670	307	(115,785)	20,363
Third-Party Investments	(291,439)	149,295	76,639	(440,734)	72,656
Corporate/Other	(66,249)	(100,802)	(85,806)	34,553	(14,996)
Net (Loss) Income	$(581,847)	$169,183	$119,600	$(751,030)	$49,583
Residential Lending
The $229 million decrease in net contribution from our residential lending segment in 2020 was primarily driven by negative fair value changes and lower net interest income on our investments in 2020, in both cases associated with pandemic-related asset sales in the first half of the year, as well as lower mortgage banking income in the first half of the year. The "Residential Lending" section that follows provides additional detail on the activity and results from this segment during 2020.
The $28 million reduction in net contribution from this segment in 2019 was primarily driven by higher negative investment fair value changes and lower mortgage banking income in 2019. The negative investment fair value changes in 2019 primarily resulted from interest rate volatility, which adversely impacted valuations, net of associated hedges. Mortgage banking income decreased due to a lower average balance of loans carried during 2019, which resulted in lower net interest income, as well as lower mortgage banking activities income resulting from lower profit margins. See the previous section for a further description of the changes in net interest income for this segment.
Business Purpose Lending
The $116 million decrease in net contribution from our business purpose lending segment in 2020 was primarily driven by an $89 million charge related to the impairment of our entire goodwill balance for this segment in the first quarter of 2020, as well as from negative investment fair value changes in 2020, triggered by the pandemic. These amounts were offset by an increase in mortgage banking income, as we benefited from a full year of operations from the acquisitions of 5 Arches and CoreVest in 2019. The "Business Purpose Lending" section that follows provides additional detail on the activity and results from this segment during 2020.
The $20 million increase in net contribution from this segment in 2019 primarily resulted from our acquisitions of 5 Arches and CoreVest in 2019 and the increase in business purpose loans held-for-investment through the acquisitions, as well as through originations post-acquisition. Prior to 2019, we did not have significant investments in business purpose loans.
Third-Party Investments
The $441 million decrease in net contribution from our third-party investments segment in 2020 was primarily driven by negative investment fair value changes in 2020, as well as lower net interest income, in both cases associated with pandemic-related asset sales in the first half of 2020. The "Third-Party Investments" section that follows provides additional detail on the activity and results from this segment during 2020.

The $73 million increase in net contribution from this segment in 2019 was primarily associated with positive investment fair value changes in 2019. The positive investment fair value changes in 2019 were primarily driven by tightening credit spreads on our multifamily securities, as well as our re-performing loan securities and other third-party RMBS during that year. See the previous section for a further description of the changes in net interest income for this segment.
Corporate/Other
The $35 million decrease in net expense from Corporate/Other in 2020 was primarily due to a $25 million gain associated with the repurchase of $125 million of convertible debt in the second quarter of 2020 and the associated reduction in interest expense from the repurchase. The $15 million increase in net expense from Corporate/Other in 2019 primarily resulted from a $9 million increase in corporate general and administrative expenses, as well as $3 million of contingent consideration expense associated with our acquisition of 5 Arches, recorded in Other expenses. These increases were partially offset by a $2 million gain associated with the re-measurement of our initial minority investment and purchase option in 5 Arches. The increase in corporate general and administrative expenses in 2019 was primarily due to $7 million in higher compensation expense, driven mostly by higher variable compensation commensurate with improved results in 2019, as well as higher systems, consulting, accounting, and legal costs, driven mostly by the acquisitions of 5 Arches and CoreVest.
The following sections provide a further discussion of our three business segments and their results of operations.
Residential Lending Segment
Overview
Our Residential Lending segment primarily consists of a mortgage loan conduit that acquires residential loans from third-party originators for subsequent sale, securitization, or transfer to our investment portfolio, as well as the investments we retain from these activities. We typically acquire prime, jumbo mortgages and the related mortgage servicing rights on a flow basis from our network of loan sellers and distribute those loans through our Sequoia private-label securitization program or to institutions that acquire pools of whole loans. Our investments in this segment primarily consist of residential mortgage-backed securities ("RMBS") retained from our Sequoia securitizations (some of which we consolidate for GAAP purposes), as well as MSRs retained from jumbo whole loans we sold.
Our Residential Lending segment incurred a $129 million net loss during 2020, driven largely by $153 million of negative investment fair value changes primarily associated with losses on assets we sold to reposition our investment portfolio in response to the pandemic. Additionally, we incurred a $9 million net loss from mortgage banking operations for the full year, as losses incurred in the first half of the year were not fully offset by positive results in the second half of the year.
Mortgage Banking
The following table provides the activity of residential loans held in inventory for sale at our mortgage banking business during the years ended December 31, 2020 and 2019.
Table 8 – Loan Inventory for Residential Mortgage Banking Operations — Activity

	Years Ended December 31,
(In Thousands)	2020	2019
Balance at beginning of period	$536,385	$1,048,801
Acquisitions	4,483,477	5,862,533
Sales	(5,007,990)	(5,132,465)
Transfers between portfolios (1)	263,172	(1,145,977)
Principal repayments	(85,790)	(103,209)
Changes in fair value, net	(12,613)	6,702
Balance at End of Period	$176,641	$536,385
(1)Represents the net transfers of loans from held-for-investment to held-for-sale within our Residential Lending investment portfolio.

The following table provides the fair value changes of our residential loan purchase and forward sale commitments during the years ended December 31, 2020 and 2019.
Table 9 – Residential Loan Purchase and Forward Sale Commitments and Associated Gains

	Years Ended December 31,
(In Thousands)	2020	2019
Loan purchase commitments entered into	$4,817,150	$7,012,962
Market valuation gains, net	$56,761	$60,260
Income from mortgage banking activities is comprised of mark-to-market adjustments on loans from the time they are purchased to when they are sold, mark-to-market adjustments on new and outstanding loan purchase commitments, gains/losses from associated hedges, and other miscellaneous income/expenses (see Note 19 in Part II, Item 8 of this Annual Report on Form 10-K).
During the year ended December 31, 2020, our residential mortgage loan conduit entered into loan purchase commitments (adjusted for expected pipeline fallout) of $4.82 billion, purchased $4.48 billion of prime residential jumbo loans, sold $5.01 billion of loans to third parties, and securitized $2.50 billion of loans. At December 31, 2020, we had identified $3.09 billion of loans for purchase (gross loan locks outstanding, unadjusted for fallout) and had outstanding forward sale agreements for $1.00 billion of loans.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At December 31, 2020, we had residential warehouse facilities outstanding with four different counterparties, with $1.30 billion of total capacity and $1.16 billion of available capacity. These included non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral) facilities with $600 million of total capacity and marginable facilities with $700 million of total capacity.
Investment Portfolio
The following table presents details of our Residential Lending investment portfolio at December 31, 2020 and December 31, 2019.
Table 10 – Residential Lending Investments

(In Thousands)	December 31, 2020	December 31, 2019
Residential loans at Redwood (1)	$—	$2,111,897
Residential securities at Redwood (2)	155,501	229,074
Residential securities at consolidated Sequoia Choice entities (3)	217,965	254,265
Other investments	8,815	42,224
Total Segment Investments	$382,281	$2,637,460
(1)Excludes Sequoia Choice loans held at VIEs that we consolidate for GAAP purposes.
(2)Excludes $5 million of trading securities that are designated as hedges for our mortgage banking operations and are not considered part of our investment portfolio.
(3)Represents our retained economic investment in the consolidated Sequoia Choice securitization VIEs. For GAAP purposes, we consolidated $1.57 billion of loans and $1.35 billion of ABS issued associated with these investments at December 31, 2020.

The following table presents the components of investment fair value changes for our Residential Lending segment by investment type for the years ended December 31, 2020, 2019, and 2018.
Table 11 – Investment Fair Value Changes, Net from Residential Lending

	Years Ended December 31,
(In Thousands)	2020	2019	2018
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans held-for-investment, at Redwood	$(93,314)	$58,891	$(29,573)
Trading securities	(53,976)	(14,675)	(3,281)
Net investments in Sequoia Choice entities (1)	(13,244)	6,947	443
Risk-sharing and other investments	(3,556)	(166)	(434)
Risk management derivatives, net	10,735	(78,917)	11,159
Impairments on AFS securities	(33)	—	—
Investment Fair Value Changes, Net	$(153,388)	$(27,920)	$(21,686)
(1)Includes changes in fair value for loan purchase and forward sale commitments.
As a result of the economic and financial market impacts of the pandemic, the terms of our FHLBC facility evolved and in March 2020 we began entering into transactions to sell several pools of residential whole loans financed through this facility with the objective to pay down our FHLBC borrowings. During the second and third quarters of 2020, we completed the sale of all of our residential loans previously financed at the FHLBC, and repaid all but $1 million of borrowings under this facility. The losses of $93 million recorded in 2020 in association with these loans was effectively realized through their sale.
During 2020, we sold $112 million of securities from our residential lending investment portfolio and retained $37 million of investment securities from five Sequoia securitizations we completed during the year. Investment fair value changes in 2020 included approximately $18 million of realized losses associated with these securities sales. The remaining net losses on our securities investments for 2020 were primarily associated with interest-only securities and resulted from lower interest rates and higher prepayment speeds during 2020, as well as from assets we retained that experienced a significant decline in value during the first quarter of 2020 and had not fully recovered their value through the end of the year.
The decrease in Other investments during 2020 primarily represents a decrease in our MSR investments, as the notional balance of these investments paid down significantly in 2020 as a result of lower interest rates and higher prepayment speeds.
The $11 million of gains from risk management derivatives in 2020 were realized in the first quarter, when we settled all of the hedges for this portfolio.
See the "Investments" section that follows for additional details on investments at this segment and their associated borrowings.
Business Purpose Lending Segment
Overview
Our Business Purpose Lending segment consists of a platform that originates business purpose loans for subsequent securitization or transfer into our investment portfolio, as well as the investments we retain from these activities. These activities are performed through our wholly-owned CoreVest subsidiary, which we acquired in 2019. In 2019 we also acquired another business purpose loan originator, 5 Arches, which was combined with CoreVest during 2020. We typically originate single-family rental and bridge loans and distribute most of our single-family loans through our CoreVest American Finance Lender ("CAFL") private-label securitization program and hold our bridge loans for investment. Single-family rental loans are business purpose mortgage loans to investors in single-family rental properties. Bridge loans are business purpose mortgage loans to investors rehabilitating and reselling or renting residential and small-balance multifamily properties. Our investments in this segment primarily consist of securities retained from CAFL securitizations (which we consolidate for GAAP purposes), and bridge loans.
Our Business Purpose Lending segment incurred a $95 million net loss during 2020, driven largely by an $89 million charge related to the full impairment of its goodwill, and $81 million of negative investment fair value changes on its investment portfolio. The goodwill impairment charge was recorded in the first quarter of 2020 and was triggered by the onset of the pandemic and economic downturn that ensued. Investment fair value changes are discussed further below.

Mortgage Banking
The following table provides the business purpose loans origination activity at Redwood during the years ended December 31, 2020 and 2019.
Table 12 – Business Purpose Loans — Origination Activity

	Year Ended December 31, 2020			Year Ended December 31, 2019
(In Thousands)	Single-Family Rental	Bridge (1)	Total	Single-Family Rental	Bridge (1)	Total
Fair value at beginning of period	$331,565	$—	$331,565	$28,460	$—	$28,460
Originations	979,883	451,554	1,431,437	513,802	501,355	1,015,157
Acquisitions	—	—	—	426,654	—	426,654
Sales	(110,836)	(25,151)	(135,987)	(20,426)	(56,485)	(76,911)
Transfers between portfolios (2)	(1,000,165)	(423,487)	(1,423,652)	(632,650)	(449,388)	(1,082,038)
Principal repayments	(54,395)	—	(54,395)	(2,991)	—	(2,991)
Changes in fair value, net	99,342	(2,916)	96,426	18,716	4,518	23,234
Fair Value at End of Period	$245,394	$—	$245,394	$331,565	$—	$331,565
(1)Our bridge loans are generally originated at our TRS and the majority are transferred to our REIT and a smaller portion sold. Origination fees and any mark-to-market changes on these loans prior to transfer are recognized as mortgage banking income. The loans held at our REIT are classified as held-for-investment, with subsequent fair value changes recorded through Investment fair value changes, net on our consolidated statements of income (loss). For the carrying value and activity of our bridge loans held-for-investment, see the "Investments" section that follows.
(2)For single-family rental loans, amounts represent transfers of loans from held-for-sale to held-for-investment, including when loans are securitized (and consolidated for GAAP purposes) or transferred from our TRS to our REIT with the intent to hold for long-term investment. For bridge loans, represents the transfer of loans from our TRS to our REIT as described in preceding footnote.
During the year ended December 31, 2020, we funded $980 million of single-family rental loans, sold $111 million of such loans to third parties and securitized $1.21 billion of loans. All of our outstanding SFR loans are held as inventory in our mortgage banking business and classified as held-for-sale. During the year ended December 31, 2020, we funded $452 million of bridge loans, sold $25 million of loans to a third party and transferred the remaining loans to our BPL investment portfolio.
We utilize a combination of capital and loan warehouse facilities to manage our inventory of single-family rental loans that we hold for sale. At December 31, 2020, we had business purpose warehouse facilities outstanding with four different counterparties, with $1.00 billion of total capacity (used for both SFR and bridge loans) and $785 million of available capacity. All of these facilities are non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral).
Investment Portfolio
The following table presents details of our Business Purpose Lending investment portfolio at December 31, 2020 and December 31, 2019.
Table 13 – Business Purpose Lending Investments

(In Thousands)	December 31, 2020	December 31, 2019
Single-family rental loans at Redwood (1)	$—	$237,620
Bridge loans at Redwood	641,765	745,006
Single-family rental securities at consolidated CAFL entities (2)	238,630	191,301
Other investments	21,627	21,002
Total Segment Investments	$902,022	$1,194,929
(1)Excludes loans held at VIEs that we consolidate for GAAP purposes.
(2)Represents our economic investment in securities issued by consolidated CAFL securitization VIEs. For GAAP purposes, we consolidated $3.25 billion of loans and $3.01 billion of ABS issued associated with these investments at December 31, 2020.

The following table presents the components of investment fair value changes for our Business Purpose Lending segment by investment type for the years ended December 31, 2020, 2019 and 2018.
Table 14 – Investment Fair Value Changes, Net from Business Purpose Lending

	Years Ended December 31,
(In Thousands)	2020	2019	2018
Investment Fair Value Changes, Net
Single-family rental loans held-for-investment	$(20,806)	$272	$—
Bridge loans held-for-investment	(10,377)	(2,139)	(29)
REO	(494)	(1,045)	—
Net investments in CAFL entities (1)	(36,754)	(3,636)	—
Other	(1,011)	(174)
Risk management derivatives, net	(11,600)	—	—
Investment Fair Value Changes, Net	$(81,042)	$(6,722)	$(29)
(1)Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.
During 2020, we funded $452 million of business purpose bridge loans and received principal payments of $510 million. Additionally, we retained $104 million of securities from five single-family rental securitizations we completed during 2020. See the "Investments" section that follows for additional details on investments at this segment and their associated borrowings.
The negative investment fair value changes across our business purpose lending investment portfolio were generally triggered by the pandemic. Fair value declines for bridge loans were primarily driven by declines in values of performing loans as well as unrealized losses on delinquent loans, in both cases triggered by the pandemic. Losses on net investments in CAFL entities were primarily driven by spread widening on the securities we own in these entities and higher delinquencies in the loan pools underlying the securitizations. The $12 million of losses on risk management derivatives were realized in the first quarter when we settled all our hedges for this portfolio.
Third-Party Investments Segment
Overview
Our Third-Party Investments segment consists of investments in RMBS issued by third parties, investments in Freddie Mac SLST and K-Series securitizations (both of which we consolidate for GAAP purposes), our servicer advance investments, and other residential and multifamily credit investments not generated through our Residential Lending or Business Purpose Lending segments.
Our Third-Party Investments segment incurred a $291 million net loss during 2020, driven largely by $352 million of negative investment fair value changes primarily associated with losses on assets we sold to reposition our investment portfolio in response to the pandemic.

Investment Portfolio
The following table presents details of the investments in our Third-Party Investments segment at December 31, 2020 and December 31, 2019.
Table 15 – Third-Party Investments

(In Thousands)	December 31, 2020	December 31, 2019
Residential securities at Redwood	$134,090	$466,672
Residential securities at consolidated Freddie Mac SLST entities (1)	428,179	448,893
Multifamily securities at Redwood	49,255	404,128
Multifamily securities at consolidated Freddie Mac K-Series entities (2)	28,255	252,285
Other investments (3)	43,398	32,248
Total Segment Investments	$683,177	$1,604,226
(1)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $2.22 billion of loans and $1.79 billion of ABS issued associated with these investments at December 31, 2020.
(2)Represents our economic investment in securities issued by consolidated Freddie Mac K-Series securitization entities. For GAAP purposes, we consolidated $492 million of loans and $464 million of ABS issued associated with these investments at December 31, 2020.
(3)Other investments includes our servicer advance investments, which for purposes of this table are presented net of $208 million of non-recourse short-term securitization debt, secured by servicing advances at December 31, 2020.
The following table presents the components of investment fair value changes for our Third-Party Investments segment by investment type for the years ended December 31, 2020, 2019, and 2018.
Table 16 – Investment Fair Value Changes, Net from Third-Party Investments

	Years Ended December 31,
(In Thousands)	2020	2019	2018
Investment Fair Value Changes, Net
Changes in fair value of:
Trading securities	$(172,221)	$70,721	$(4,774)
Servicer advance investments	(8,901)	3,001	(701)
Excess MSRs	(8,302)	(3,260)	1,823
Shared home appreciation options	(1,884)	842	—
Net investments in Freddie Mac SLST entities (1)	(21,160)	27,206	1,271
Net investments in Freddie Mac K-Series entities (1)	(81,039)	21,430	931
Risk management derivatives, net	(58,158)	(48,181)	(1,439)
Other	16	—	—
Impairments on AFS securities	(355)	—	(89)
Investment Fair Value Changes, Net	$(352,004)	$71,759	$(2,978)
(1)Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.

During 2020, we retained $56 million of multifamily securities from two securitizations issued through our multifamily joint venture, purchased $25 million of third-party investments, and sold $547 million of third-party investments. Investment fair value changes in 2020 included approximately $207 million of realized losses associated with these sales, which included trading securities we held on balance sheet and securities we owned in the consolidated Freddie Mac K-series entities.
The sales of the subordinate securities issued by four Freddie Mac sponsored K-Series multifamily securitizations resulted in the deconsolidation of $3.86 billion of multifamily loans and other assets, and $3.72 billion of ABS issued and other liabilities associated with these investments. At December 31, 2020, we held subordinate securities in three such securitizations, one of which we consolidated.
The negative investment fair value changes across our third-party investment portfolio were generally triggered by the pandemic. In addition to the sales noted above, in 2020, losses on risk management derivatives were realized when we settled all of our hedges for this portfolio in the first quarter, losses on investments in Freddie Mac SLST entities and servicing advance investments were primarily driven by higher delinquencies in the underlying loan pools, and losses on excess MSRs were primarily driven by higher prepayments speeds resulting from lower interest rates during 2020.
See the "Investments" section that follows for additional details on these investments.
Investments
This section presents additional details on our investment assets and their activity during 2020 and 2019.
Residential Loans at Residential Lending Investment Portfolio
The following table provides the activity of residential loans at our Residential Lending investment portfolio during the years ended December 31, 2020 and 2019.
Table 17 – Residential Loans at Residential Lending Investment Portfolio - Activity

	Years Ended December 31,
(In Thousands)	2020	2019
Fair value at beginning of period	$2,111,897	$2,383,932
Acquisitions	—	39,269
Sales	(1,254,935)	(9,421)
Transfers between portfolios (1)	(533,612)	69,431
Principal repayments	(229,818)	(430,205)
Changes in fair value, net	(93,532)	58,891
Fair Value at End of Period	$—	$2,111,897
(1)Represents the net transfers of loans into or out of our investment portfolio and their reclassification between held-for-sale to held-for-investment.
During 2020, we sold all of our residential loans previously held for investment and financed at our FHLBC facility, and repaid all but $1 million of borrowings under this facility. We do not expect to increase borrowings under our FHLBC facility above the existing $1 million of borrowings outstanding.

Single-Family Rental Loans at Business Purpose Lending Investment Portfolio
The following table provides the activity of single-family rental loans at our Business Purpose Lending investment portfolio during the years ended December 31, 2020 and 2019.
Table 18 –Single-Family Rental Loans at Business Purpose Lending Investment Portfolio - Activity

	Years Ended December 31,
(In Thousands)	2020	2019
Fair value at beginning of period	$237,620	$—
Acquisitions	—	—
Sales	—	—
Transfers between portfolios	(215,417)	238,144
Principal repayments	(1,397)	(796)
Changes in fair value, net	(20,806)	272
Fair Value at End of Period	$—	$237,620
During the second quarter of 2020, we transferred all of our single-family rental loans previously financed at the FHLBC and held for investment to non-marginable warehouse facilities, repaid our associated FHLBC debt, and reclassified these loans as held-for-sale as part of our business purpose mortgage banking loan inventory.
Bridge Loans Held-for-Investment at Redwood
The following table provides the activity of bridge loans held-for-investment at Redwood during the years ended December 31, 2020 and 2019.
Table 19 – Bridge Loans Held-for-Investment at Redwood - Activity

	Years Ended December 31,
(In Thousands)	2020	2019
Fair value at beginning of period	$745,006	$112,798
Acquisitions	—	384,986
Transfers between portfolios (1)	423,351	449,388
Transfers to REO	(6,111)	(7,775)
Principal repayments	(510,446)	(192,255)
Changes in fair value, net	(10,035)	(2,136)
Fair Value at End of Period	$641,765	$745,006
(1)All of our bridge loans are originated at our TRS then transferred to our REIT. Origination fees and any mark-to-market changes on these loans prior to transfer are recognized as mortgage banking income. Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes recorded through Investment fair value changes, net on our consolidated statements of income (loss).
Our $642 million of bridge loans held-for-investment at December 31, 2020 were comprised of first-lien, fixed-rate, interest-only loans with a weighted average coupon of 8.09% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 738 and the weighted average LTV ratio of these loans was 67%. At December 31, 2020, of the 1,725 loans in this portfolio, 31 of these loans with an aggregate fair value of $34 million and an unpaid principal balance of $39 million were greater than 90 days delinquent, of which 25 loans with an aggregate fair value of $33 million and an aggregate unpaid principal balance of $39 million were in foreclosure.

During 2020, we entered into new non-recourse facilities and new non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral) recourse facilities to finance business purpose bridge loans. While our new non-marginable and non-recourse financing facilities have reduced our contingent liquidity risks, they generally have higher interest costs, which marginally impacted our net interest income. Our non-recourse facility financing bridge loans with $252 million of borrowings outstanding at December 31, 2020 and an interest rate equal to one-month LIBOR plus 7.50% is prepayable in June 2021. We expect to refinance this debt when it becomes prepayable in June, and based on current market rates, expect a reduction in our borrowing costs.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the years ended December 31, 2020 and 2019.
Table 20 – Real Estate Securities Activity by Collateral Type

Year Ended December 31, 2020	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$175,859	$151,797	$368,090	$404,128	$1,099,874
Acquisitions
Sequoia securities	49,090	—	4,187	—	53,277
Third-party securities	23,229	2,000	27,950	59,446	112,625
Sales
Sequoia securities	(33,375)	(31,334)	(6,394)	—	(71,103)
Third-party securities	(115,354)	(93,728)	(91,054)	(287,483)	(587,619)
Gains on sales and calls, net	3,357	400	2,487	(1,604)	4,640
Effect of principal payments (1)	(4,464)	(1,015)	(6,803)	(9,625)	(21,907)
Change in fair value, net	(69,878)	(22,457)	(37,720)	(115,607)	(245,662)
Ending Fair Value (2)	$28,464	$5,663	$260,743	$49,255	$344,125

Year Ended December 31, 2019	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$246,285	$218,147	$558,983	$429,079	$1,452,494
Transfers (3)	—	—	—	(4,951)	(4,951)
Acquisitions
Sequoia securities	8,882	—	4,848	—	13,730
Third-party securities	45,063	70,169	81,559	148,611	345,402
Sales
Sequoia securities	—	(55,312)	(6,362)	—	(61,674)
Third-party securities	(68,661)	(86,754)	(308,350)	(181,752)	(645,517)
Gains on sales and calls, net	9,453	3,059	11,175	134	23,821
Effect of principal payments (1)	(33,855)	(10,594)	(15,678)	(20,444)	(80,571)
Change in fair value, net	(31,308)	13,082	41,915	33,451	57,140
Ending Fair Value	$175,859	$151,797	$368,090	$404,128	$1,099,874
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(2)At December 31, 2020, excludes $218 million and $239 million of securities retained from our consolidated Sequoia Choice and CAFL securitizations, respectively, as well as $428 million and $28 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively.
(3)Represents the derecognition of mezzanine securities we owned in Freddie Mac K-Series securitizations when we began to consolidate the securitizations upon the acquisition of subordinate interests in these entities.

During the year ended December 31, 2020, we sold $659 million of securities, including $540 million of securities we sold in the first quarter of 2020 to reposition our portfolio in response to the pandemic.
At December 31, 2020, our securities consisted of fixed-rate assets (83%), adjustable-rate assets (14%), hybrid assets that reset within the next year (2%), and hybrid assets that reset between 12 and 36 months (1%). For the portions of our securities portfolio that are sensitive to changes in interest rates, we seek to minimize this interest rate risk by using various derivative instruments.
We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our residential securities that were financed with repurchase debt at December 31, 2020.
Table 21 – Real Estate Securities Financed with Repurchase Debt

December 31, 2020	Real Estate Securities (1)	Repurchase Debt	Allocated Capital	Weighted Average Price (2)	Financing Haircut (3)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities
Mezzanine (4)	$63,105	$(48,108)	$14,997	$102	24%
Total Residential Securities	63,105	(48,108)	14,997	102	24%
Multifamily Securities (5)	51,448	(29,667)	21,781	72	42%
Total Securities	$114,553	$(77,775)	$36,778
(1)Amounts represent carrying value of securities, which are held at GAAP fair value.
(2)GAAP fair value per $100 of principal. Weighted average price excludes IO securities.
(3)Allocated capital divided by GAAP fair value.
(4)Includes $63 million of securities we owned that were issued by consolidated Sequoia Choice securitizations, which we consolidate in accordance with GAAP.
(5)Includes $28 million of securities we owned that were issued by consolidated Freddie Mac K-Series securitizations, which we consolidate in accordance with GAAP.
At December 31, 2020, we had short-term debt incurred through repurchase facilities of $78 million with three different counterparties, which was secured by $115 million of real estate securities (including securities owned in consolidated securitization entities).
At December 31, 2020, real estate securities with a fair value of $363 million (including securities owned in consolidated Sequoia Choice and CAFL securitization entities), were financed with long-term, non-mark-to-market recourse debt through our subordinate securities financing facilities. Additionally, at December 31, 2020, we had $428 million of re-performing loan securities financed with $205 million of non-recourse securitization debt. The remaining $351 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.

The following table presents our real estate securities at December 31, 2020 and December 31, 2019, categorized by portfolio vintage (the years the securities were issued), and by priority of cash flows (senior, mezzanine, and subordinate). Within the following table, we have additionally separated securities issued through our Sequoia platform or by third parties, including the Agencies.
Table 22 – Real Estate Securities by Vintage and Type

December 31, 2020	Sequoia 2012-2020	Third Party 2013-2020	Third Party <=2008	Total Residential Securities	Multifamily 2019-2020	Total Real Estate Securities
(In Thousands)

Senior (1)	$17,333	$11,128	$3	$28,464	$—	$28,464
Mezzanine (2)	3,649	2,014	—	5,663	—	5,663
Subordinate (1)	136,475	117,994	6,274	260,743	49,255	309,998
Total Securities (3)	$157,457	$131,136	$6,277	$294,870	$49,255	$344,125

December 31, 2019	Sequoia 2012-2019	Third Party 2013-2019	Third Party <=2008	Total Residential Securities	Multifamily 2016-2019	Total Real Estate Securities
(In Thousands)

Senior (1)	$48,765	$101,297	$25,797	$175,859	$—	$175,859
Mezzanine (2)	43,980	107,817	—	151,797	404,128	555,925
Subordinate (1)	136,329	220,825	10,936	368,090	—	368,090
Total Securities (3)	$229,074	$429,939	$36,733	$695,746	$404,128	$1,099,874
(1)At December 31, 2020 and December 31, 2019, senior Sequoia and third-party securities included $28 million and $64 million of IO securities, respectively. At December 31, 2020 and December 31, 2019, subordinate third-party securities included $11 million and $6 million of IO securities, respectively. Our interest-only securities included $13 million and $36 million of A-IO-S securities at December 31, 2020 and December 31, 2019, respectively, that we retained from certain of our Sequoia securitizations. These securities represent certificated servicing strips and therefore may be negatively impacted by the operating and funding costs related to servicing the associated securitized mortgage loans.
(2)Mezzanine includes securities initially rated AA through BBB- and issued in 2012 or later.
(3)At December 31, 2020, excluded $218 million, $428 million, $28 million, and $239 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, Freddie Mac K-Series, and CAFL securitizations, respectively. At December 31, 2019, excluded $254 million, $449 million, $252 million, and $191 million of securities we owned that were issued by consolidated Sequoia Choice, Freddie Mac SLST, Freddie Mac K-Series, and CAFL securitizations, respectively. For GAAP purposes we consolidated $7.53 billion of loans and $6.62 billion of non-recourse ABS debt associated with these retained securities.

The following tables present the components of the interest income we earned on AFS securities for the years ended December 31, 2020, 2019, and 2018.
Table 23 – Interest Income — AFS Securities

Year Ended December 31, 2020					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$221	$529	$750	$3,355	6.59%	15.77%	22.36%
Mezzanine	120	14	134	2,936	4.09%	0.48%	4.57%
Subordinate	8,786	5,995	14,781	134,492	6.53%	4.46%	10.99%
Total AFS Securities	$9,127	$6,538	$15,665	$140,783	6.48%	4.64%	11.12%

Year Ended December 31, 2019					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$2,082	$3,214	$5,296	$29,555	7.04%	10.87%	17.91%
Mezzanine	692	249	941	17,143	4.04%	1.45%	5.49%
Subordinate	10,768	4,458	15,226	135,553	7.94%	3.29%	11.23%
Total AFS Securities	$13,542	$7,921	$21,463	$182,251	7.43%	4.35%	11.78%

Year Ended December 31, 2018					Yield as a Result of
	Interest Income	Discount (Premium) Amortization	Total Interest Income	Average Amortized Cost	Interest Income	Discount (Premium) Amortization	Total Interest Income
(Dollars in Thousands)
Residential
Senior	$6,290	$8,174	$14,464	$106,304	5.92%	7.69%	13.61%
Mezzanine	1,999	838	2,837	47,414	4.22%	1.77%	5.99%
Subordinate	11,341	5,086	16,427	148,416	7.64%	3.43%	11.07%
Total AFS Securities	$19,630	$14,098	$33,728	$302,134	6.50%	4.67%	11.16%
Tax Provision and Taxable Income
Tax Provision under GAAP
For the years ended December 31, 2020, 2019, and 2018, we recorded a tax benefit of $5 million and tax provisions of $7 million and $11 million, respectively. Our tax provision is primarily derived from GAAP net income or loss at our TRS, as we do not book a material tax provision associated with income generated at our REIT. Our TRS income is generally earned from our mortgage banking activities, MSRs, and other non-REIT eligible security investments.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted into law. The CARES Act, among other things, provided tax relief to businesses, including the deferral of certain payroll taxes, relief for retaining employees, and other income tax provisions. Based on our review of the CARES Act, we concluded that this new legislation did not have a material impact on our tax provision for the year ended December 31, 2020.

Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the years ended December 31, 2020, 2019, and 2018. For each of these periods, we had no undistributed REIT taxable income, after the application of net operating loss carryforwards.
Table 24 – Taxable Income

	Years Ended December 31,
(In Thousands except per Share Data)	2020 est. (1)	2019	2018
REIT taxable (loss) income	$(7,342)	$136,060	$110,161
Taxable REIT subsidiary income	68,003	(1,481)	58,551
Total Taxable Income	$60,661	$134,579	$168,712

REIT taxable (loss) income per share	$(0.05)	$1.28	$1.38
Total taxable income per share	$0.56	$1.27	$2.13

Distributions to shareholders	$82,478	$126,139	$94,134
Distributions to shareholders per share	$0.725	$1.20	$1.18
(1)Our tax results for the year ended December 31, 2020 are estimates until we file tax returns for 2020.
In accordance with Internal Revenue Code rules applicable to disaster losses, $59 million of losses incurred in 2020 at our TRS were recognized in 2019 for federal income tax purposes, resulting in higher TRS taxable income for the year ended December 31, 2020 and lower TRS taxable income for the year ended December 31, 2019.
Taxable Income Distribution Requirement
As a REIT, we are required to distribute at least 90% of our REIT taxable income, taking into account the application of available federal net operating loss carryforwards ("NOLs"), to our shareholders. For 2020, we incurred an estimated REIT taxable loss of $7 million; therefore, our minimum dividend distribution requirement was zero. The following table details our federal NOLs and capital loss carryforwards available as of December 31, 2020.
Table 25 - Federal Net Operating and Capital Loss Carryforwards

	Loss Carryforward Expiration by Period
	1 to 3	3 to 5	5 to 15	After 15	No
(In Thousands)	Years	Years	Years	Years	Expiration	Total
REIT Loss Carryforwards
Net operating loss	$—	$—	$(28,684)	$—	$(7,342)	$(36,026)
Capital loss	—	(327,999)	—	—	—	(327,999)
Total REIT Loss Carryforwards	$—	$(327,999)	$(28,684)	$—	$(7,342)	$(364,025)

TRS Loss Carryforwards
Net operating loss	$—	$—	$—	$(213)	$(570)	$(783)
Capital loss	—	—	—	—	—	—
Total TRS Loss Carryforwards	$—	$—	$—	$(213)	$(570)	$(783)
At December 31, 2019, we maintained $29 million of NOLs at the REIT level. Federal income tax rules require the dividends paid deduction to be applied to reduce REIT taxable income before the applicability of NOLs is considered; therefore, REIT taxable income must exceed our dividend distribution for us to utilize a portion of our NOL and any remaining NOL amount will carry forward into future years. Since annual REIT taxable income, exclusive of the dividends paid deduction, was a taxable loss of $7 million in 2020, the NOL will be increased by this amount. Federal NOLs at the REIT level do not begin to expire until 2029.

The Tax Act created a limitation on the annual usage of REIT NOLs to 80% of REIT taxable income, effective with respect to NOLs arising in taxable years beginning after December 31, 2017. However, under the CARES Act, this 80% limitation only applies to NOLs used in taxable years beginning after December 31, 2020. We do not expect this to materially impact our REIT.
Our TRS NOL carryforwards were acquired in the 5 Arches acquisition. A portion of these NOLs were generated after December 31, 2017 and therefore carry forward indefinitely. These NOLs are subject to the Separate Return Limitation Year ("SRLY") rules, which can limit the usage of the NOLs. Due to uncertainty regarding the utilization of these NOLs, we recorded a valuation allowance against the associated deferred tax asset.
Tax Characteristics of Distributions to Shareholders
For the year ended December 31, 2020, we declared and distributed four regular quarterly dividends totaling $82 million ($0.725 per share). Under the federal income tax rules applicable to REITs, the taxable portion of any distribution to shareholders is determined by (i) taxable income of the REIT, exclusive of the dividends paid deduction and NOLs; and (ii) net capital gains recognized by the REIT, exclusive of capital loss carryforwards. The income or loss generated at our TRS does not directly affect the tax characterization of our dividends.
Under the federal income tax rules applicable to REITs, our 2020 dividend distributions are expected to be characterized for federal income tax purposes as 100% return of capital, which in general is non-taxable (provided it does not exceed a shareholder's basis in Redwood shares) and reduces a shareholder's basis in Redwood shares (but not below zero). To the extent such distributions exceed a shareholder's basis in Redwood shares, such excess amount would be taxable as capital gain. None of our 2020 dividend distributions are expected to be characterized for federal income tax purposes as ordinary income, qualified dividends, or long-term capital gain dividends.
Individual taxpayers may generally deduct 20% of their ordinary REIT dividends from taxable income. This results in a maximum federal effective tax rate of 29.6% on an individual taxpayer’s ordinary REIT dividends, compared to the highest marginal rate of 37%. This deduction does not apply to REIT dividends classified as qualified dividend income or long-term capital gains dividends, as those dividends are taxed at a maximum rate of 20% for individuals.
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
The tax basis in assets and liabilities at the REIT was $2.69 billion and $1.34 billion, respectively, at December 31, 2020. The GAAP basis in assets and liabilities at the REIT was $9.13 billion and $8.02 billion, respectively, at December 31, 2020. The primary difference in both the tax and GAAP assets and liabilities is attributable to securitization entities that are consolidated for GAAP reporting purposes but not for tax purposes.

The tables below reconcile our estimated total taxable income to our GAAP income for the years ended December 31, 2020, 2019, and 2018.
Table 26 – Differences between Estimated Total Taxable Income and GAAP Net Income

	Year Ended December 31, 2020
(In Thousands, except per Share Data)	REIT (Est.)	TRS (Est.)	Total Tax (Est.)	GAAP	Differences
Interest income	$212,324	$38,762	$251,086	$571,916	$(320,830)
Interest expense	(103,566)	(48,115)	(151,681)	(448,005)	296,324
Net interest income	108,758	(9,353)	99,405	123,911	(24,506)
Realized credit losses	(2,326)	—	(2,326)	—	(2,326)
Mortgage banking activities, net	—	146,697	146,697	78,472	68,225
Investment fair value changes, net	(94,253)	(1,573)	(95,826)	(588,438)	492,612
Other income	8,300	13,386	21,686	4,188	17,498
Realized gains, net	17,463	6,445	23,908	30,424	(6,516)
General and administrative expenses	(43,222)	(65,969)	(109,191)	(115,204)	6,013
Loan acquisition costs	(2,040)	(8,983)	(11,023)	(11,023)	—
Other expenses	—	(12,473)	(12,473)	(108,785)	96,312
Benefit from (provision for) income taxes	(22)	(174)	(196)	4,608	(4,804)
Net Income (Loss)	$(7,342)	$68,003	$60,661	$(581,847)	$642,508

Income (loss) per basic common share	$(0.05)	$0.61	$0.56	$(5.12)	$5.68

	Year Ended December 31, 2019
(In Thousands, except per Share Data)	REIT	TRS	Total Tax	GAAP	Differences
Interest income	$261,666	$60,172	$321,838	$622,281	$(300,443)
Interest expense	(130,326)	(54,300)	(184,626)	(479,808)	295,182
Net interest income	131,340	5,872	137,212	142,473	(5,261)
Realized credit losses	(534)	—	(534)	—	(534)
Mortgage banking activities, net	—	21,246	21,246	87,266	(66,020)
Investment fair value changes, net	(1,661)	8,435	6,774	35,500	(28,726)
Other income	10,042	10,210	20,252	19,257	995
Realized gains, net	43,756	19,073	62,829	23,821	39,008
General and administrative expenses	(44,215)	(54,833)	(99,048)	(108,737)	9,689
Loan acquisition costs	(1,623)	(8,312)	(9,935)	(9,935)	—
Other expenses	(667)	(2,684)	(3,351)	(13,022)	9,671
Provision for income taxes	(378)	(488)	(866)	(7,440)	6,574
Net Income	$136,060	$(1,481)	$134,579	$169,183	$(34,604)

Income per basic common share	$1.28	$(0.01)	$1.27	$1.63	$(0.36)

	Year Ended December 31, 2018
(In Thousands, except per Share Data)	REIT	TRS	Total Tax	GAAP	Differences
Interest income	$212,522	$52,878	$265,400	$378,717	$(113,317)
Interest expense	(96,126)	(43,021)	(139,147)	(239,039)	99,892
Net interest income	116,396	9,857	126,253	139,678	(13,425)
Realized credit losses	(1,738)	—	(1,738)	—	(1,738)
Mortgage banking activities, net	—	57,212	57,212	59,566	(2,354)
Investment fair value changes, net	5,513	(586)	4,927	(25,689)	30,616
Other income	1,762	15,822	17,584	13,070	4,514
Realized gains, net	30,001	13,098	43,099	27,041	16,058
General and administrative expenses	(38,823)	(31,715)	(70,538)	(75,298)	4,760
Loan acquisition costs	(2,242)	(5,242)	(7,484)	(7,484)	—
Other expenses	(409)	344	(65)	(196)	131
Provision for income taxes	(299)	(239)	(538)	(11,088)	10,550
Net Income	$110,161	$58,551	$168,712	$119,600	$49,112

Income per basic common share	$1.38	$0.75	$2.13	$1.47	$0.66
Potential Taxable Income Volatility
We expect period-to-period volatility in our estimated taxable income. A description of the factors that can cause this volatility is provided below.
Recognition of Gains and Losses on Sale
Since the computation of amortization and impairments on assets may differ for tax and GAAP and many of our assets held for investment purposes are marked-to-market for GAAP, but not for tax, the tax and GAAP basis on assets sold or called may differ, resulting in differences in gains and losses on sale or call. In addition, capital losses in excess of capital gains are generally disallowed and carry forward to future tax years. Subsequent capital gains realized for tax may be offset by prior capital losses and, thus, not affect taxable income. At December 31, 2020, we had $328 million of capital loss carryforwards at the REIT and none at the TRS level.
Prepayments on Securities
We own Sequoia, CAFL, and third-party IO securities. Our tax basis in these securities was $181 million at December 31, 2020. The return on IOs is sensitive to prepayments and, to the extent prepayments vary period to period, income from these IOs will vary. Typically, fast prepayments reduce yields and slow prepayments increase yields. We are not permitted to recognize a negative yield under tax accounting rules, so during periods of fast prepayments our periodic premium expense for tax purposes can be relatively low and the tax cost basis for these securities may not be significantly reduced. Currently, our tax basis is above the fair values for these IOs in the aggregate. If a securitization is called, the remaining tax basis in the IO is expensed, creating an ordinary loss at the call date.
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
Our estimated total taxable income for the years ended December 31, 2020, 2019, and 2018 included $2 million, $1 million, and $2 million, respectively, in realized credit losses on investments.
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
Mortgage Servicing Rights
For GAAP purposes, we recognize MSRs through the direct acquisition of servicing rights from third parties or through the retention of MSRs associated with residential loans that we have acquired and subsequently sold to non-consolidated securitization entities or to third parties. For tax purposes, basis in our MSR assets is recognized through the direct acquisition of servicing rights from third parties, or to the extent that a retained MSR entitles us to receive a servicing fee in excess of so-called normal servicing (or the right to receive reasonable compensation for services to be performed under the mortgage serving contract). Tax basis in our normal MSR assets is not recognized when MSRs are retained from sales of loans to non-consolidated securitization entities or to third parties, thereby creating a favorable temporary GAAP to tax difference from sale of the loans. No material tax basis in MSR assets was recognized in 2020.
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
At December 31, 2020, our total capital was $1.76 billion and included $1.11 billion of equity capital and $0.65 billion of convertible notes and long-term debt on our consolidated balance sheet, including $199 million of convertible debt due in 2023, $150 million of convertible debt due in 2024, $172 million of exchangeable debt due in 2025, and $140 million of trust-preferred securities due in 2037.
As of December 31, 2020, our unrestricted cash was $461 million. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt. When we refer to non-marginable debt and marginable debt, we are referring to whether such debt is subject to market value-based margin calls on underlying collateral that is non-delinquent. If a mortgage loan is financed under a marginable warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we will be subject to a margin call, meaning we will be required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional residential loans, in an amount at least equal to the decline in value. Non-marginable debt may be subject to a margin call due to delinquency of the mortgage or security being financed, or a decline in the value of the underlying asset securing the collateral. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the value of the property securing the mortgage loan that is financed by us under a loan warehouse facility.
We also distinguish between recourse and non-recourse debt. When we refer to non-recourse debt, we mean debt that is payable solely from the assets pledged to secure such debt, and under which debt no creditor or lender has direct or indirect recourse to us, or any other entity or person (except for customary exceptions for fraud, acts of insolvency, or other "bad acts"), if such assets are inadequate or unavailable to pay off such debt.
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
Cash Flows and Liquidity for the Year Ended December 31, 2020
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of securities acquisitions, sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
During 2020, in response to the pandemic, we sold a significant amount of investments and repaid a significant amount of debt, which allowed us to reposition and de-lever our balance sheet and generate additional liquidity. Additionally, we entered into several new financing agreements that are non-marginable (i.e., not subject to margin calls based on the market value of the underlying, non-delinquent collateral) and non-recourse, and have longer dated maturities than agreements they replaced that were marginable and recourse to us. While the asset sales and pay-down of debt, along with these new financing agreements, strengthened our liquidity and capital position by removing sources of contingent liquidity risk (from potential market value-based margin calls on non-delinquent collateral), they have also reduced our overall amount of earning assets and in some cases have increased our borrowing costs. In the near-term, while we maintain a higher balance of cash, this will reduce our cash flows from operations. However, given our significant cash position, we believe we are positioned well to meet our near-term liquidity needs.

Cash Flows from Operating Activities
Cash flows from operating activities were negative $505 million in 2020. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination and sale of our business purpose loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, origination, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $91 million in 2020, negative $76 million in 2019, and positive $100 million in 2018.
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
Cash Flows from Investing Activities
During 2020, our net cash provided by investing activities was $4.07 billion and primarily resulted from proceeds from sales of loans and real estate securities, as well as principal payments on loans. Although we generally intend to hold our loans and investment securities as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
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
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during 2020, 2019, and 2018, we transferred residential loans between held-for-sale and held-for-investment classification, retained securities from Sequoia and CAFL securitizations we sponsored, consolidated certain multifamily and re-performing residential securitization trusts, and deconsolidated certain multifamily securitization trusts, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During 2020, our net cash used in financing activities was $3.31 billion. This primarily resulted from $1.81 billion of net repayments of short-term debt and $2.97 billion of repayments of long-term debt, including repayments of $2.00 billion of FHLBC borrowings, which were associated with the sales of a significant amount of assets noted in the investing activities section above. Additionally, we paid $97 million to purchase and retire $125 million of our convertible debt in the second quarter of 2020, and repurchased $22 million of stock in the third quarter. These outflows of cash were partially offset by $191 million of net proceeds from the issuance and settlements of ABS issued. Additionally, during the year ended December 31, 2020, we had cash inflows of $1.47 billion related to borrowings under three new non-marginable facilities that were generally used to repay existing borrowings from marginable facilities.
During the year ended December 31, 2020, we declared dividends of $0.725 per common share. On December 7, 2020, the Board of Directors declared a regular dividend of $0.14 per share for the fourth quarter of 2020, which was paid on December 29, 2020 to shareholders of record on December 17, 2020.
In accordance with the terms of our outstanding deferred stock units and restricted stock units, which are stock-based compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent payment in that same per share amount on each outstanding deferred stock unit, cash-settled deferred stock unit, and restricted stock unit.

Repurchase Authorization
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2020, we repurchased 3,047,335 shares of our common stock pursuant to this authorization for $22 million. At December 31, 2020, $78 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital and unrestricted cash described above.
Leverage
Our debt-to-equity leverage ratio decreased during 2020, as we repositioned our debt structure and substantially decreased our balance of recourse debt. Additionally, our leverage ratio is impacted by the amount of loans we hold for sale at our mortgage banking businesses and our amount of undeployed capital available for investment.
In the second half of 2020, our acquisitions and purchase commitments of loans in our residential mortgage banking operations and origination volumes in our business purpose mortgage banking operations grew significantly and may continue to grow in 2021. We use short-term recourse debt to finance our loan inventory at both our mortgage banking operations and, all other factors being equal, as the balance of our loan inventory grows our overall leverage will also increase.
At December 31, 2020, we estimate we had approximately $200 million of capital available for investment. As this capital is deployed, our leverage ratio is expected to increase, all other factors being equal, as we generally make investments in loans, securities, and other assets with a combination of capital and borrowings secured by the assets we invest in. In general, higher leverage creates greater liquidity risk as the amount of our equity relative to borrowings decreases, including liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”
Leverage Used in our Mortgage Banking Activities
We generally use loan warehouse facilities to finance the residential loans we acquire and the business purpose loans we originate in our mortgage banking operations while we aggregate the loans for sale or securitization. These facilities may be designated as short-term or long-term for financial reporting purposes, depending on the remaining maturity of the facility or the amount of time individual borrowings may remain outstanding on a facility.
At December 31, 2020, we had residential loan warehouse facilities outstanding with four different counterparties, with $1.30 billion of total capacity and $1.16 billion of available capacity. These included non-marginable facilities with $600 million of total capacity and marginable facilities with $700 million of total capacity.
At December 31, 2020, we had business purpose loan warehouse facilities outstanding with four different counterparties, with $1.00 billion of total capacity and $785 million of available capacity. All of these facilities are non-marginable.
While we had significant available capacity under our residential warehouse facilities at December 31, 2020, given our large pipeline of residential loans identified for purchase at year-end, we may need to establish new facilities or increase our capacity on existing facilities to accommodate higher loan purchase volumes in 2021. Additionally, because several of our warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks. Additional information regarding risks related to the debt we use to finance our mortgage banking operations can be found under the heading "Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities" that follows within this section.

Leverage Used in our Investment Portfolio
We use various forms of secured recourse and non-recourse debt to finance assets in our investment portfolio. We distinguish our debt between recourse and non-recourse, as our non-recourse debt is mostly comprised of ABS issued, which has unique characteristics that differentiate it in important ways from our recourse debt. When we refer to non-recourse debt, we mean debt that is payable solely from the assets pledged to secure such debt, and under which debt no creditor or lender has direct or indirect recourse to us, or any other entity or person (except for customary exceptions for fraud, acts of insolvency, or other "bad acts"), if such assets are inadequate or unavailable to pay off such debt.
ABS issued represents debt of securitization entities that we consolidate for GAAP reporting purposes. Our exposure to these entities is primarily through the financial interests we have purchased or retained from these entities (typically subordinate securities and interest only securities) . Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. As the debt issued by these entities is not a direct obligation of Redwood, and since the debt generally can remain outstanding for the full term of the loans it is financing within each securitization, this debt effectively provides permanent financing for these assets.
Separately, we use non-recourse debt in the form of non-marginable term facilities to finance a portion of our business purpose bridge loan portfolio. While this debt is non-recourse to Redwood, it does have fixed terms with prepayment options that allows us to refinance this debt or ultimately repay it upon maturity.
The remainder of the debt we use to finance our investments is recourse debt. For securities we have financed, the majority of our financing is in the form of recourse non-marginable secured term debt, with the smaller remaining amount being marginable securities repurchase debt. Additionally, a portion of our business purpose bridge loan portfolio is financed with recourse non-marginable secured term debt.
At December 31, 2020, in aggregate, we had $1.39 billion of secured recourse debt outstanding, financing our investment portfolio, of which $97 million was marginable and $1.29 billion was non-marginable.
Corporate Leverage

In addition to secured recourse and non-recourse leverage we use specifically in association with our mortgage banking operations and within our investment portfolio, we also use unsecured recourse debt to finance our overall operations. This is generally in the form of convertible debt securities we issue in the public markets and also includes trust preferred securities.
Short-Term Debt
In the ordinary course of our business, we use recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of residential loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. During 2020, the highest balance of our short-term debt outstanding was $3.23 billion.
See Note 13 in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our short-term debt.
Long-Term Debt
FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. Under this agreement, our subsidiary incurred borrowings, also referred to as "advances," from the FHLB secured by eligible collateral, including residential mortgage loans. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary’s membership in the FHLBC terminated in February 2021. Our FHLB-member subsidiary's existing $1 million of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks.

At December 31, 2020, $1 million of advances were outstanding under our FHLBC borrowing agreement, with a weighted average interest rate of 0.30%. These borrowings mature in 2026. At December 31, 2019, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.88% and a weighted average maturity of six years. During the year ended December 31, 2020, we repaid $2.00 billion of our FHLBC borrowings. At December 31, 2020, total advances under this agreement were secured by $1 million of restricted cash. We do not expect to increase borrowings under our FHLBC borrowing agreement above the existing $1 million of advances outstanding. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At December 31, 2020, our subsidiary held $5 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.
Recourse Subordinate Securities Financing Facilities
In 2019, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable (e.g., not subject to margin calls based on the market value of the underlying collateral) recourse debt financing of certain Sequoia securities as well as securities retained from our consolidated Sequoia Choice securitizations. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through September 2022. The financing facility may be terminated, at our option, in September 2022, and has a final maturity in September 2024, provided that the interest rate on amounts outstanding under the facility increases between October 2022 and September 2024. At December 31, 2020, we had borrowings under this facility totaling $178 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $177 million. At December 31, 2020, the fair value of real estate securities pledged as collateral under this long-term debt facility was $249 million and included Sequoia securities and securities retained from our Sequoia Choice securitizations.
In the first quarter of 2020, a subsidiary of Redwood entered into a second repurchase agreement with similar terms to provide non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through February 2023. The financing facility may be terminated, at our option, in February 2023, and has a final maturity in February 2025, provided that the interest rate on amounts outstanding under the facility increases between March 2023 and February 2025. At December 31, 2020, we had borrowings under this facility totaling $103 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $102 million. At December 31, 2020, the fair value of real estate securities pledged as collateral under this long-term debt facility was $114 million and included securities retained from our consolidated CAFL securitizations.
Non-Recourse Business Purpose Loan Financing Facilities
In the third quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for business purpose bridge loans. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 3.85% (with a 0.50% LIBOR floor) through July 2022. We do not have the ability to increase borrowings under this borrowing facility above the existing amounts outstanding. At December 31, 2020, we had borrowings under this facility totaling $115 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $114 million. At December 31, 2020, $186 million of bridge loans were pledged as collateral under this facility.
In the second quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for business purpose bridge loans. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 7.50% (with a 1.50% LIBOR floor) through June 2022. This facility is fully callable in June 2021. At December 31, 2020, this facility had an aggregate maximum borrowing capacity of $372 million, which consisted of a term facility of $197 million and a revolving facility of $175 million. The revolving period ends in June 2021, and amounts borrowed under the term and revolving facilities are due in full in June 2022. At December 31, 2020, we had borrowings under this facility totaling $252 million and $2 million of unamortized deferred issuance costs, for a net carrying value of $249 million. At December 31, 2020, $338 million of bridge loans and $21 million of other BPL investments were pledged as collateral under this facility.
Recourse Business Purpose Loan Financing Facilities
In the third quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for business purpose bridge loans and single-family rental loans. Borrowings under this facility accrue interest at a per annum rate equal to three-month LIBOR plus 3.00% through September 2023 and are recourse to Redwood. This facility has an aggregate maximum borrowing capacity of $250 million. At December 31, 2020, we had borrowings under this facility totaling $80 million and $0.2 million of unamortized deferred issuance costs, for a net carrying value of $80 million. At December 31, 2020, $106 million of single-family rental loans were pledged as collateral under this facility.

In the second quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for business purpose bridge loans and single-family rental loans. Borrowings under this facility accrue interest at a per annum rate equal to three-month LIBOR plus 3.00% to 3.50% (with a 1.00% LIBOR floor) through May 2022 and are recourse to Redwood. This facility has an aggregate maximum borrowing capacity of $350 million. At December 31, 2020, we had borrowings under this facility totaling $52 million and $0.5 million of unamortized deferred issuance costs, for a net carrying value of $51 million. At December 31, 2020, $24 million of bridge loans and $49 million of single-family rental loans were pledged as collateral under this facility.

Recourse Revolving Debt Facility
In the first quarter of 2020, a subsidiary of Redwood entered into a secured revolving debt facility agreement collateralized by MSRs and certificated mortgage servicing rights. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 3.00% through January 2021, with an increase in rate between February 2021 and the maturity of the facility in January 2022. This facility has an aggregate maximum borrowing capacity of $50 million. We had no borrowings outstanding under this facility at December 31, 2020.
Convertible Notes
In September 2019, one of our taxable subsidiaries issued $201 million principal amount of 5.75% exchangeable senior notes due 2025. After deducting the underwriting discount and offering costs, we received approximately $195 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. During the second quarter of 2020, we repurchased $29 million par value of these notes at a discount and recorded a gain on extinguishment of $6 million in Realized gains, net on our consolidated statements of income (loss). At December 31, 2020, the outstanding principal amount of these notes was $172 million and the accrued interest payable balance on this debt was $2 million.
In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. After deducting the issuance discount, the underwriting discount and offering costs, we received approximately $194 million of net proceeds. Including amortization of deferred debt issuance costs and the debt discount, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. During the second quarter of 2020, we repurchased $50 million par value of these notes at a discount and recorded a gain on extinguishment of $9 million in Realized gains, net on our consolidated statements of income (loss). At December 31, 2020, the outstanding principal amount of these notes was $150 million and the accrued interest payable on this debt was $4 million.
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. After deducting the underwriting discount and issuance costs, we received approximately $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. During the second quarter of 2020, we repurchased $46 million par value of these notes at a discount and recorded a gain on extinguishment of $10 million in Realized gains, net on our consolidated statements of income (loss). At December 31, 2020, the outstanding principal amount of these notes was $199 million and the accrued interest payable balance on this debt was $4 million.
Trust Preferred Securities and Subordinated Notes
At December 31, 2020, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively, issued by us in 2006 and 2007. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% and must be redeemed no later than 2037.
Asset-Backed Securities Issued
ABS Issued represents asset-backed securities issued to third parties by securitization entities that we consolidate in accordance with GAAP. See Note 4 in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our principals of consolidation and Note 14 in Part II, Item 8 of this Annual Report on Form 10-K, for additional information on our asset-backed securities issued. The following discusses significant activity within our ABS issued during 2020.
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

During the year ended December 31, 2020, we issued $1.64 billion of ABS through our consolidated securitization entities. This included $1.19 billion and $249 million of CAFL and Sequoia Choice ABS issued, respectively, as well as $205 million of ABS issued through a re-securitization entity sponsored by us during the year ended December 31, 2020.

Other Commitments and Contingencies
For additional information on commitments and contingencies that could impact our liquidity and capital resources, see Note 16 in Part II, Item 8 of this Annual Report on Form 10-K.

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
Mortgage Servicing Advance Obligations
Redwood's liquidity exposure to advancing obligations associated with residential mortgage servicing rights ("MSRs") is primarily related to our Sequoia private-label residential mortgage backed securities ("RMBS"). The residential mortgage loans backing our Sequoia securities were generally originated as prime quality residential mortgage loans with strong credit characteristics. These loans were sourced from our residential mortgage platform through our network of loan sellers, including banks and independent mortgage companies, and were acquired after undergoing our review and underwriting process.
We outsource our residential mortgage servicing activity to third-party sub-servicers and do not directly service residential mortgage loans. We carry out a servicing oversight function and, in some cases, are obligated to reimburse our sub-servicers when they fund advances of principal and interest ("P&I"), taxes and insurance ("T&I"), and certain other amounts related to securitized mortgage loans.
As of December 31, 2020, we had $0.4 million of servicing advances outstanding related to principal and interest on Sequoia securitized loans for which we had servicing advance funding obligations.
Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and origination of residential and business purpose mortgage loans (including those we acquire and originate in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock. Debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc.

Residential and Business Purpose Loan Warehouse Facilities. One source of our debt financing is secured borrowings under loan warehouse facilities. These facilities may be designated as short-term or long-term for financial reporting purposes, depending on the remaining maturity of the facility or the amount of time individual borrowings may remain outstanding on a facility. Residential loan warehouse facilities were in place with four different financial institution counterparties as of December 31, 2020. In addition, as of December 31, 2020, we had business purpose loan warehouse facilities secured by single-family rental loans and bridge loans, in place with four financial institution counterparties. Under the four residential loan warehouse facilities, we had an aggregate borrowing limit of $1.30 billion at December 31, 2020, and under the five business purpose loan warehouse facilities we had an aggregate borrowing limit of $1.19 billion at December 31, 2020. However, several of these facilities are uncommitted, which means that any request we make to borrow funds under these facilities may be declined for any reason, even if at the time of the borrowing request we have then-outstanding borrowings that are less than the borrowing limits under these facilities. Financing for residential or business purpose mortgage loans is obtained under these facilities by our transfer of mortgage loans to the counterparty in exchange for cash proceeds (in an amount less than 100% of the principal amount of the transferred mortgage loans), and our covenant to reacquire those loans from the counterparty for the same amount plus a financing charge.

In order to obtain financing for a residential or business purpose loan under these facilities, the loan must initially (and continuously while the financing remains outstanding) meet certain eligibility criteria, including, without limitation, that the loan is not in a delinquent status, except that certain loan facilities may allow a loan to continue to be financed if it becomes delinquent, if it meets specified conditions. In addition, under these warehouse facilities, residential or business purpose loans can only be financed for a maximum period, which period may be limited to 364 days for our short-term warehouse facilities. We generally intend to repay the financing of a loan under one of these facilities at or prior to the expiration of that financing with the proceeds of a securitization or other sale of that loan, through the proceeds of other short-term or long-term borrowings, or with other equity or long-term debt capital.
Our warehouse facilities may be marginable or non-marginable. When we refer to non-marginable debt and marginable debt, we are referring to whether such debt is subject to market value-based margin calls on underlying collateral that is non-delinquent. If a mortgage loan is financed under a marginable warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we will be subject to a margin call, meaning we will be required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional residential loans, in an amount at least equal to the decline in value. Some of our non-marginable warehouse facilities may be subject to a margin call due to delinquency of the mortgage or security being financed, or a decline in the value of the asset securing the collateral. For example, under certain agreements, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the value of the property securing the mortgage loan that is financed by us under a loan warehouse facility. See further discussion below under the heading “Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.”
Because several of these warehouse facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.” In addition, with respect to residential or business purpose loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks,” if and when those loans become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.
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

FHLB Borrowing Facility. Our wholly-owned subsidiary, RWT Financial, LLC, is a party to a secured borrowing facility with the Federal Home Loan Bank of Chicago (FHLBC) that was put into place in July 2014. Borrowings under this facility, also referred to as “advances,” are required to be secured by eligible collateral including, but not limited to, residential and business purpose mortgage loans and residential mortgage-backed securities. As a result of the economic and financial market impacts of the pandemic, the terms of our FHLBC facility evolved and we transferred or sold nearly all of our residential loans previously financed at the FHLBC, and repaid all but $1 million of borrowings under this facility. Additionally, pursuant federal regulations adopted in January 2016 by the Federal Housing Finance Agency, RWT Financial’s membership in the FHLBC terminated in February 2021. Our FHLB-member subsidiary's existing $1 million of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until stated maturity. At December 31, 2020, $1 million of advances were outstanding under this facility. FHLBC facility above the existing $1 million of borrowings outstanding.
Subordinate Securities Financing Facilities. Another source of long-term debt financing is through subordinate securities financing facilities providing non-mark-to-market recourse debt financing on a portfolio of subordinate securities. Financing for the securities was obtained under these facilities by our transfer of securities to the counterparty in exchange for cash proceeds (in an amount less than 100% of the fair value of the transferred securities), and our covenant to reacquire those securities from the counterparty for the same amount plus a financing charge. These financing facilities are fully and unconditionally guaranteed by Redwood.
One financing facility may be terminated, at our option, in September 2022, and has a final maturity in September 2024, provided that the interest rate on amounts outstanding under the facility increases between October 2022 and September 2024. At December 31, 2020, we had borrowings under this facility totaling $178 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $177 million. At December 31, 2020, the fair value of real estate securities pledged as collateral under this long-term debt facility was $249 million and included Sequoia securities and securities retained from our Sequoia Choice securitizations.
Another financing facility may be terminated, at our option, in February 2023, and has a final maturity in February 2025, provided that the interest rate on amounts outstanding under the facility increases between March 2023 and February 2025. At December 31, 2020, we had borrowings under this facility totaling $103 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $102 million. At December 31, 2020, the fair value of real estate securities pledged as collateral under this long-term debt facility was $114 million and included securities retained from our consolidated CAFL securitizations.
In addition to the subordinate securities financing facilities described above, in the ordinary course of business we may seek to establish additional long-term securities repurchase facilities that may be of a similar or greater size and may have similar or more restrictive terms.
Similar to the uncommitted warehouse and securities repurchase facilities described herein, under these facilities we make various representations and warranties and have agreed to certain covenants, events of default, and other terms that if breached or triggered can result in our being required to immediately repay all outstanding amounts borrowed under this facility and this facility being unavailable to use for future financing needs. In particular, outstanding amounts borrowed under this facility could become immediately due and payable if there is a failure to pay any amounts due under the facility, the failure to repurchase the securities by the final maturity date, or upon the insolvency of Redwood, as guarantor. If we breach or trigger the representations and warranties, covenants, events of default, or other terms of this subordinate securities financing facility, we are exposed to liquidity and other risks, including of the type described in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors,” and in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Market Risks.”

Financial Covenants Associated With Short-Term Debt and Other Debt Financing
Set forth below is a summary of the financial covenants associated with our short-term debt and other debt financing facilities.
•Residential and Business Purpose Loan Warehouse Facilities. As noted above, one source of our debt financing is secured borrowings under residential and business purpose loan warehouse facilities we have established and, as of December 31, 2020, were in place with several different financial institution counterparties. Financial covenants included in these warehouse facilities are as follows and at December 31, 2020, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.
•
•Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.
•Maintenance of a maximum ratio of consolidated recourse indebtedness to stockholders’ equity and tangible net worth at Redwood.
•With respect to residential loan warehouse facilities, maintenance of uncommitted residential loan warehouse facilities with a specified level of available borrowing capacity.
•Securities Repurchase Facilities. As noted above, another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. Financial covenants included in these securities repurchase facilities are as follows and at December 31, 2020, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at Redwood.
•Maintenance of a minimum dollar amount of cash and cash equivalents at Redwood.
•Maintenance of a maximum ratio of consolidated recourse indebtedness to consolidated adjusted tangible net worth at Redwood.
•Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. The types of financial covenants included in this bank line of credit are a subset of the covenants summarized above.
•Servicer Advance Financing. As noted above, servicer advance financing consists of non-recourse short-term securitization debt, secured by servicing advances. Financial covenants associated with this financing facility are as follows and at December 31, 2020, and through the date of this Annual Report on Form 10-K, we were in compliance with each of these financial covenants:
•Maintenance of a minimum dollar amount of stockholders’ equity/tangible net worth at SA Buyer.
•Maintenance of a minimum dollar amount of cash and cash equivalents at SA Buyer.

As noted above, at December 31, 2020, and through the date of this Annual Report on Form 10-K, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at December 31, 2020 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at December 31, 2020 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.
Margin Call Provisions Associated With Short-Term Debt and Other Debt Financing
•Residential and Business Purpose Loan Warehouse Facilities. As noted above, one source of our debt financing is secured borrowings under residential and business purpose loan warehouse facilities we have established and, as of December 31, 2020, were in place with several different financial institution counterparties. These warehouse facilities include the margin call provisions described below and during the twelve months ended December 31, 2020, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these warehouse facilities:

•Under our marginable residential warehouse facilities, if at any time the market value (as determined by the creditor) of any residential mortgage loan financed under a facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential mortgage loans) with a value equal to the amount of the decline. If we receive any such demand, (i) under one of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the same day (although demands received after a certain time would only require the transfer of additional collateral on the following business day) and (ii) under one of our residential loan warehouse facilities, we would generally be required to transfer the additional collateral on the following business day. The value of additional residential and business purpose mortgage loans transferred as additional collateral is determined by the creditor.
•Under certain non-marginable residential and business purpose warehouse facilities, if the value of the asset securing the mortgage loan financed under a facility declines (as determined by an appraisal or broker price opinion), then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional mortgage loans) with a value equal to the amount of the decline. The conditions precedent to which the creditor may request updated valuation reports varies by agreement, including, for example, based on the number of days the loan has been financed under such facility. If we receive any such demand as a result of a margin deficit based on an updated valuation report, we would generally be required to transfer the additional collateral within one to five business days depending on the terms of the agreement. The value of additional residential and business purpose mortgage loans transferred as additional collateral is determined by the creditor.
•Securities Repurchase Facilities. Another source of our short-term debt financing is through secured borrowings under securities repurchase facilities we have established with various financial institution counterparties. These repurchase facilities include the margin call provisions described below and during the twelve months ended December 31, 2020, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from creditors under these repurchase facilities:
•If at any time the market value (as determined by the creditor) of any securities financed under a facility declines, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations, or additional securities) with a value equal to the amount of the decline. If we receive any such demand, we would generally be required to transfer the additional collateral on the same day. The value of additional securities transferred as additional collateral is determined by the creditor.
•Committed Line of Credit. As noted above, we also maintain a $10 million committed line of short-term credit from a bank, which is secured by our pledge of certain mortgage-backed securities we own. Margin call provisions included in this bank line of credit are as follows and during the twelve months ended December 31, 2020, and through the date of this Annual Report on Form 10-K, we complied with any margin calls received from this creditor under this line of credit:
•If at any time the total market value (as determined by two broker-dealers) of the securities that are pledged as collateral under this facility declines to a value less than the outstanding amount of borrowings under this facility, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations, or additional securities) with a value equal to the amount of the difference. If we receive any such demand, we would generally be required to transfer the additional collateral within two business days. The value of additional collateral pledged is determined by the creditor.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
In the normal course of business, we engage in financial transactions that may not be recorded on the balance sheet. For additional information on our commitments and contingencies, refer to Note 16 in Part II, Item 8 of this Annual Report.
The following table presents our contractual obligations and commitments at December 31, 2020, as well as the obligations of the securitization entities that we consolidate for financial reporting purposes.
Table 27 – Contractual Obligations and Commitments

December 31, 2020	Payments Due or Commitment Expiration by Period
(In Millions)	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years	Total
Obligations of Redwood
Short-term debt	$315	$—	$—	$—	$315
Convertible notes	—	199	322	—	521
Anticipated interest payments on convertible notes	28	56	28	—	112
Other long-term debt	—	780	—	141	921
Anticipated interest payments on other long-term debt	53	65	19	105	242
Accrued interest payable	14	—	—	—	14
Operating leases	3	6	4	7	20
Total Redwood Obligations and Commitments	$413	$1,106	$373	$253	$2,145
Obligations of Consolidated Securitization Entities for Financial Reporting Purposes
Consolidated ABS (1)	$—	$—	$—	$6,638	$6,638
Anticipated interest payments on ABS (2)	251	469	386	958	2,064
Non-recourse short-term debt	208	—	—	—	208
Accrued interest payable	21	—	—	—	21
Total Obligations of Securitization Entities Consolidated for Financial Reporting Purposes	480	469	386	7,596	8,931
Total Consolidated Obligations and Commitments	$893	$1,575	$759	$7,849	$11,076
(1)    All consolidated ABS issued are collateralized by real estate loans. Although the stated maturity is as shown, the ABS obligations will pay down as the principal balances of these real estate loans or securities pay down. The amount shown is the principal balance of the ABS issued and not necessarily the value reported in our consolidated financial statements.
(2)    The anticipated interest payments on consolidated ABS issued is calculated based on the contractual maturity of the ABS and therefore assumes no prepayments of the principal outstanding at December 31, 2020.

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
Changes in the Fair Value of Loans Held at Fair Value
We have elected the fair value option for our residential loans held-for-sale, residential loans, business purpose loans, and multifamily loans. As such, these loans are carried on our consolidated balance sheets at their estimated fair value and changes in the fair values of these loans are recorded in Mortgage banking activities, net or Investment fair value changes, net on our consolidated statements of income in the period in which the valuation change occurs. Periodic fluctuations in the values of these investments are inherently volatile and thus can lead to significant period-to-period GAAP earnings volatility.
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
For AFS securities, cumulative unrealized gains and losses are recorded as a component of Accumulated other comprehensive income in our consolidated balance sheets. Unrealized gains are not credited to current earnings and unrealized losses are not charged against current earnings to the extent they are temporary in nature. Certain factors may require us, however, to recognize a decline in the value of AFS securities as an allowance for credit losses recorded through our current earnings. Factors that determine other-than-temporary-impairment include a change in our ability or intent to hold AFS securities, adverse changes to projected cash flows of assets, or the likelihood that declines in the fair values of assets would not return to their previous levels within a reasonable time. Loss reserves on AFS securities can lead to significant period-to-period GAAP earnings volatility. In addition, sales of securities in large unrealized gain or loss positions that are not impaired can lead to significant period-to-period GAAP earnings volatility.
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

Changes in Fair Values of Intangible Assets
In connection with our acquisitions of CoreVest and 5 Arches, a portion of the purchase price of each acquisition was allocated to goodwill and intangible assets. During 2020, we impaired our entire balance of goodwill associated with these acquisitions. Accounting standards require that we routinely assess intangible assets for indicators of impairment, and if indicators are present, we must review them for impairment. The assessments to determine if intangible assets are impaired requires significant judgement to develop assumptions and estimates. If we determine intangible assets are impaired, we will be required to write down the value of these assets, up to their entire balance. Any write-down would have a negative effect on our consolidated financial statements.

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
Residential Loans and Securities
Our residential loans (including business purpose loans) and securities backed by residential loans are generally secured by real property. Credit losses on real estate loans and securities can occur for many reasons, including: poor origination practices; fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of real estate; natural disasters, the effects of climate change (including flooding, drought, and severe weather) and other natural events; uninsured property loss; over-leveraging of the borrower; costs of remediation of environmental conditions, such as indoor mold; acts of war or terrorism; changes in legal protections for lenders and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income, job loss, divorce, or health problems. In addition, if the U.S. economy or the housing market were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated.
Credit losses on business purpose real estate loans can occur for many of the reasons noted above for residential real estate loans. Moreover, these types of real estate loans may not be fully amortizing and, therefore, the borrower’s ability to repay the principal when due may depend upon the ability of the borrower to refinance or sell the property at maturity. Business purpose real estate loans are particularly sensitive to conditions in the rental housing market, including declining or delinquent rents, and to demand for rental residential properties.
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
Multifamily Loans and Securities
Multifamily loans we may acquire, invest in, or originate are generally secured by real property. The multifamily securities we invest in are primarily subordinate positions in securitizations sponsored by Freddie Mac that are comprised of loans collateralized by multifamily properties. We also own and may continue to invest in other third-party sponsored multifamily mortgage-backed securities. Credit losses on these real estate loans and securities can occur for many of the reasons noted above for residential and business-purpose real estate loans, including: poor origination practices; fraud; faulty appraisals; documentation errors; poor underwriting; legal errors; poor servicing practices; weak economic conditions; decline in the value of properties; declining rents on single and multifamily residential rental properties; special hazards; earthquakes and other natural events; over-leveraging of the borrower or on the property; reduction in market rents and occupancies and poor property management practices; and changes in legal protections for lenders. In addition, if the U.S. economy or were to weaken (and that weakening was in excess of what we anticipated), credit losses could increase beyond levels that we have anticipated. Moreover, the principal balance of multifamily loans may be significantly larger than the residential and business-purpose real estate loans we own.
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
We invest in securities, residential loans, business purpose loans, multifamily loans, and other mortgage-related assets, which all expose us to interest rate risk. Additionally, we acquire and originate residential and business purpose loans, then sell or securitize these assets. We are exposed to interest rate risk during the “accumulation” period - the period from when we enter into agreements to purchase the loans with the intention of selling or securitizing them at a future date.
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
We acquire and originate residential and business purpose loans and then sell or securitize them as part of our mortgage banking operations. Changes in the fair value of the loans, once sold or securitized, do not have an impact on our liquidity. However, changes in fair values during the accumulation period (while these loans are typically funded with short-term debt before they are sold or securitized) may impact our liquidity. We would be exposed to liquidity risk to the extent the values of these loans decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from short-term financing facilities by setting aside adequate capital, in addition to amounts required by our financing counterparties.
Some of the securities we acquire are funded with a combination of our capital and short-term debt facilities. For the securities we acquire with a combination of capital and short-term debt, we would be exposed to liquidity risk to the extent the values of these investments decline and/or the counterparties we use to finance these investments adversely change our borrowing requirements. We attempt to mitigate our liquidity risk from short-term financing facilities by setting aside adequate capital.
Under our borrowing facilities, interest rate swaps and other derivatives agreements, we pledge assets as security for our payment obligations and make various representations and warranties and agree to certain covenants, events of default, and other terms. In addition, our borrowing facilities are generally uncommitted, meaning that each time we request a new borrowing under a facility the lender has the option to decline to extend credit to us. The terms of these facilities and agreements typically include financial covenants (such as covenants to maintain a minimum amount of tangible net worth or stockholders’ equity and/or a minimum amount of liquid assets and/or a maximum amount of recourse debt to equity), margin requirements (which typically require us to pledge additional collateral if and when the value of previously pledged collateral declines), operating covenants (such as covenants to conduct our business in accordance with applicable laws and regulations and covenants to provide notice of certain events to creditors), representations and warranties (such as representations and warranties relating to characteristics of pledged collateral, our exposure to litigation and/or regulatory enforcement actions and the absence of material adverse changes to our financial condition, our operations, or our business prospects), and events of default (such as a breach of covenant or representation/warranty and cross-defaults, under which an event of default is triggered under a credit facility if an event of default or similar event occurs under another credit facility). For additional details, refer to Part II, Item 7 of this Annual Report on Form 10-K and see the discussion titled “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities.
Business, Operational, Regulatory, and Other Risks
In addition to the financial risks described above, we are subject to a variety of other risks in the ordinary conduct of our business, including risks related to our business and industry (such as economic, competitive, and strategic risks), operational risks (including cybersecurity and technology risks), risks related to legislative and regulatory compliance matters, and risks related to our REIT status and our status under the Investment Company Act of 1940, among others. The effective management of these risks is of critical importance to the overall success of our business. These risks are further discussed in Part I, Item 1A Risk Factors of this Annual Report on Form 10-K.
Quantitative Information on Market Risk
Our future earnings are sensitive to a number of market risk factors and changes in these factors may have a variety of secondary effects that, in turn, will also impact our earnings and equity. To supplement the discussion above of the market risks we face, the following table incorporates information that may be useful in analyzing certain market risks that may affect our consolidated balance sheet at December 31, 2020. The table presents principal cash flows and related average interest rates for material interest rate sensitive assets and liabilities by year of repayment. The forward curve (future interest rates as implied by the yield structure of debt markets) at December 31, 2020, was used to project the average coupon rates for each year presented. The timing of principal cash flows includes assumptions on the prepayment speeds of assets based on their recent prepayment performance and future prepayment performance consistent with the forward curve. Our future results depend greatly on the credit performance of the underlying loans (this table assumes no credit losses), future interest rates, prepayments, and our ability to invest our existing cash and future cash flow.

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2020
(Dollars in Thousands)		2021	2022	2023	2024	2025	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Assets (1)
Residential Loans - HFS (2)
Adjustable Rate	Principal	$49	$—	$—	$—	$—	$—	$49	$37
	Interest Rate	2.00%	N/A	N/A	N/A	N/A	N/A
Fixed Rate	Principal	171,729	—	—	—	—	—	171,729	175,626
	Interest Rate	3.13%	N/A	N/A	N/A	N/A	N/A
Hybrid	Principal	970	—	—	—	—	—	970	978
	Interest Rate	4.38%	N/A	N/A	N/A	N/A	N/A
Residential Loans - HFI at Sequoia
Adjustable Rate	Principal	98,041	75,415	58,218	45,225	35,081	21,494	333,474	285,935
	Interest Rate	1.89%	1.94%	2.07%	2.19%	2.37%	2.37%
Fixed Rate	Principal	530,017	344,645	225,206	147,997	97,870	204,719	1,550,454	1,565,322
	Interest Rate	4.99%	4.99%	4.99%	4.98%	4.98%	4.98%
Residential Loans - HFI at Freddie Mac SLST
Fixed Rate	Principal	161,086	157,542	147,546	138,093	129,290	1,514,214	2,247,771	2,221,153
	Interest Rate	4.08%	4.27%	4.27%	4.26%	4.26%	4.26%
Business Purpose Loans - HFS
Fixed Rate	Principal	234,475	—	—	—	—	—	234,475	245,394
	Interest Rate	4.84%	N/A	N/A	N/A	N/A	N/A
Business Purpose Loans - HFI at Redwood
Fixed Rate	Principal	510,570	138,962	—	—	—	—	649,532	641,765
	Interest Rate	8.19%	7.68%	N/A	N/A	N/A	N/A
Single-Family Rental Loans - HFI at CAFL
Fixed Rate	Principal	41,071	43,363	45,783	48,338	51,036	2,787,546	3,017,137	3,249,194
	Interest Rate	5.44%	5.44%	5.44%	5.44%	5.44%	5.44%
Multifamily Loans - HFI at Freddie Mac K-Series
Fixed Rate	Principal	7,639	7,975	8,326	8,638	430,230	—	462,808	492,221
	Interest Rate	4.20%	4.21%	4.21%	4.22%	3.55%	N/A

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2020
(Dollars in Thousands)		2021	2022	2023	2024	2025	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Assets (continued)
Residential Senior Securities
Fixed Rate (3)	Principal	$—	$—	$—	$—	$—	$—	$—	$28,464
	Interest Rate	0.21%	0.21%	0.20%	0.19%	0.18%	0.15%
Residential Subordinate Securities
Adjustable Rate	Principal	24	19	14	11	1,252	2,096	3,416	3,141
	Interest Rate	1.91%	1.97%	2.03%	2.03%	2.08%	1.50%
Fixed Rate	Principal	9,435	5,856	3,330	5,965	8,071	414,900	447,557	252,446
	Interest Rate	3.34%	3.72%	3.65%	3.65%	3.69%	3.15%
Hybrid	Principal	2,355	1,937	1,511	1,176	914	11,901	19,794	10,819
	Interest Rate	2.72%	2.54%	2.51%	2.57%	2.68%	2.84%
Multifamily Securities
Adjustable Rate	Principal	19,924	17,487	6,139	—	—	3,601	47,151	49,255
	Interest Rate	2.82%	2.41%	1.79%	7.72%	7.90%	7.90%
Interest Rate Sensitive Liabilities
Asset-Backed Securities Issued
Sequoia Entities
Adjustable Rate	Principal	79,943	62,283	48,301	37,624	28,215	72,673	329,039	282,326
	Interest Rate	1.00%	0.89%	0.96%	1.05%	1.24%	1.24%
Fixed Rate	Principal	512,167	331,933	196,001	109,480	57,864	102,512	1,309,957	1,347,357
	Interest Rate	4.11%	4.18%	4.05%	3.51%	1.67%	1.67%
Freddie Mac SLST Entities
Fixed Rate	Principal	150,087	139,280	113,831	99,436	92,954	1,066,042	1,661,630	1,793,620
	Interest Rate	3.14%	3.15%	3.15%	3.15%	3.15%	3.15%
Freddie Mac K-Series Entities
Fixed Rate	Principal	7,639	7,975	8,326	8,638	383,761	—	416,339	463,966
	Interest Rate	2.62%	2.62%	2.62%	2.63%	2.23%	N/A
CAFL Entities
Fixed Rate	Principal	150,759	244,908	257,961	512,569	462,789	1,087,439	2,716,425	3,013,093
	Interest Rate	2.97%	2.87%	2.68%	2.59%	2.50%	2.50%
Short-Term Debt	Principal	522,609	—	—	—	—	—	522,609	522,609
	Interest Rate	2.39%	N/A	N/A	N/A	N/A	N/A

Quantitative Information on Market Risk
		Principal Amounts Maturing and Effective Rates During Period						December 31, 2020
(Dollars in Thousands)		2021	2022	2023	2024	2025	Thereafter	Principal Balance	Fair Value
Interest Rate Sensitive Liabilities (continued)
Long-Term Debt
Convertible Notes	Principal	$—	$—	$198,629	$150,200	$172,092	$—	$520,921	$499,865
	Interest Rate	5.89%	5.89%	5.89%	6.25%	6.30%	N/A
Trust Preferred Securities and Subordinated Notes
	Principal	—	—	—	—	—	139,500	139,500	80,910
	Interest Rate	6.21%	6.21%	6.21%	6.21%	6.21%	6.21%
Other Long-Term Debt	Principal	—	596,919	182,991	—	—	—	779,910	783,570
	Interest Rate	5.63%	5.63%	3.79%	N/A	N/A	N/A
Interest Rate Agreements
Interest Rate Swaps
(Purchased)	Notional Amount	—	—	—	—	—	42,000	42,000	224
	Receive Strike Rate	0.18%	0.22%	0.36%	0.62%	0.90%	1.47%
	Pay Strike Rate	0.86%	0.86%	0.86%	0.86%	0.86%	0.86%
(1)    For the key assumptions and sensitivity analysis for assets retained from securitizations, refer to Note 4 in Part II, Item 8 of this Annual Report.
(2)    As we generally expect our residential loans held-for-sale to be sold within one year, we have only presented principal amounts and effective rates through 2020.
(3)    The fair value of fixed-rate senior securities includes $28 million interest-only securities, for which there is no principal at December 31, 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of Redwood Trust, Inc. and Notes thereto, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-116 of this Annual Report on Form 10-K and incorporated herein by reference.
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
As of the end of our 2020 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework released by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020, was effective.
There have been no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company’s internal control over financial reporting as of December 31, 2020, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page F-4, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.
ITEM 9B. OTHER INFORMATION
The Company's Board of Directors has set May 20, 2021 as the date for the 2021 annual meeting of stockholders. The meeting will be held at 8:30 a.m. (Pacific) as a “virtual” Annual Meeting of Stockholders via a live webcast, as an alternative to an in-person meeting. Stockholders of record as of March 24, 2021 will be entitled to vote at that meeting.

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

4.1	Description of Redwood Trust, Inc. Common Stock (filed herewith)

Exhibit Number	Exhibit
4.2	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (No. 333-08363), Exhibit 4.3, filed on August 6, 1996)

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

10.1*	Amended and Restated 2014 Incentive Award Plan, as amended through December 16, 2020 (filed herewith)

10.2*	Form of Restricted Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (filed herewith)

10.3*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporate by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 18, 2020)

Exhibit Number	Exhibit
10.4*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporate by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.3, filed on December 18, 2020)

10.5*
Form of Cash Settled Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2020 Form of Award Agreement) (incorporate by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.2, filed on December 18, 2020)

10.6*
Form of Performance Award Agreement (Cash – Performance Vesting) under 2014 Incentive Plan (2020 Form) (incorporate by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 7, 2020)

10.7*
Form of Performance Award Agreement (Cash – Time Vesting) under 2014 Incentive Plan (2020 Form) (incorporate by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.5, filed on August 7, 2020)

10.8*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2019 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 13, 2019)

10.9*	Form of Restricted Stock Unit Award Agreement (2018 Form of Award Agreement) (incorporated by reference to the Registrant's Annual Report on Annual 10-K, Exhibit 10.23, filed on March 1, 2019)

10.10*
Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2018 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on December 17, 2018)

10.11*
Form of Performance Stock Unit Award Agreement under 2014 Incentive Plan (2018 Form of Award Agreement) (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.2, filed on December 17, 2018)

10.12*	Form of Letter Agreement Amendment to Equity Awards Under 2014 Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.3, filed on December 17, 2018)

10.13*
Form of Redwood Trust, Inc. Restricted Stock Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on August 8, 2014)

10.14*
Form of Redwood Trust, Inc. Deferred Stock Unit Award Agreement under 2014 Incentive Award Plan (2014) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 8, 2014)

10.15*	2002 Redwood Trust, Inc. Employee Stock Purchase Plan, as amended through May 15, 2019 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 17, 2019)

10.16*	Executive Deferred Compensation Plan, as amended and restated on December 10, 2008 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on January 14, 2009)

10.17*
First Amendment to Amended and Restated Executive Deferred Compensation Plan, effective as of November 23, 2013 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.15, filed on February 26, 2014)

10.18*	Second Amendment to Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 8, 2018)

10.19*	Direct Stock Purchase and Dividend Reinvestment Plan (incorporated by reference to the Plan text included in the Registrant’s Prospectus Supplement filed on May 9, 2019)

10.20*
Summary of the Registrant’s Compensation Arrangements for Non-Employee Directors (incorporated by reference to the “Director Compensation” section of the Registrant’s Definitive Proxy Statement filed on April 27, 2020)

10.21*	Revised Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 99.3, filed on November 16, 2009)

10.22*
Fifth Amended and Restated Employment Agreement, dated as of November 6, 2020, by and between Christopher J. Abate and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on November 6, 2020)

Exhibit Number	Exhibit
10.23*
Third Amended and Restated Employment Agreement, dated as of November 6, 2020, by and between Dashiell I. Robinson and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.2, filed on November 6, 2020)

10.24*
Fifth Amended and Restated Employment Agreement, dated as of November 6, 2020, by and between Andrew P. Stone and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on November 6, 2020)

10.25*	Employment Agreement, dated as of November 6, 2020, by and between Sasha G. Macomber and the Registrant (filed herewith)

10.26*
Letter Agreement, between Collin L. Cochrane and the Registrant, dated as of February 28, 2020 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.77, filed on March 2, 2020)

10.27	Office Building Lease, effective as of and dated as of June 1, 2012 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed November 3, 2011)

10.28
First Amendment to Lease, effective as of May 25, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on August 4, 2017)

10.29
Second Amendment to Lease, effective as of December 27, 2017, between AG-SKB Belvedere Owner, L.P. and the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.30, filed on February 28, 2018)

10.30
Lease Agreement, dated as of January 11, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.22, filed on February 26, 2013)

10.31
First Amendment to Lease, effective as of June 27, 2013, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed August 8, 2013)

10.32
Second Amendment to Lease, effective as of June 23, 2014, between MG-Point, LLC, as Landlord, and the Registrant, as Tenant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.7, filed August 8, 2014)

10.33	Third Amendment to Lease, effective as of January 22, 2020, between ARTIS HRA Inverness Point, LP (successor-in-interest to MG-Point, LLC), as Landlord, and the Registrant, as Tenant (filed herewith)

10.34
Fourth Amendment to Lease Agreement, dated as of April 20, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporate by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.2, filed on August 7, 2020)

10.35
Fifth Amendment to Lease Agreement, dated as of July 23, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (incorporate by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on August 7, 2020)

10.36
Lease, between SRI Nine Main Plaza LLC and CoreVest American Finance Lender LLC (formerly known as Colony American Finance Lender, LLC), dated as of October 7, 2015 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.3, filed on November 8, 2019)

10.37
First Amendment to Lease, between Broadway Michelson LLC (as successor to SRI Nine Main Plaza LLC) and CoreVest American Finance Lender LLC, dated as of May 21, 2018 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.4, filed on November 8, 2019)

10.38	Lease, between Jamboree Center 4 LLC and Redwood Trust, Inc., dated as of December 18, 2020 (filed herewith)

10.39
Distribution Agreement by and among Redwood Trust, Inc., Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, and JMP Securities LLC, dated November 14, 2018 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 1.1, filed on November 15, 2018)

10.40
Amendment No. 1 to the Distribution Agreement by and among Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and JMP Securities LLC, dated May 9, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 1.1, filed on May 10, 2019)

Exhibit Number	Exhibit

10.41
Amendment No. 2 to the Distribution Agreement by and among Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and JMP Securities LLC, dated March 4, 2020 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 1.1, filed on March 6, 2020)

10.42
Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of July 16, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.8, filed on August 8, 2014)

10.43
Financial Covenant Supplement to Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of July 16, 2014 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.9, filed on August 8, 2014)

10.44
Guaranty, dated July 16, 2014, given by Redwood Trust, Inc. in favor of the Federal Home Loan Bank of Chicago (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.10, filed on August 8, 2014)

10.45
Second Supplement to Advances, Collateral Pledge and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of February 19, 2015 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.53, filed on February 25, 2015)

10.46
Amendment to Advances, Collateral Pledge, and Security Agreement between the Federal Home Loan Bank of Chicago and RWT Financial, LLC, dated as of October 31, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.3, filed on November 7, 2017)

21	List of Subsidiaries (filed herewith)

23	Consent of Grant Thornton LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2020, is filed in XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at December 31, 2020 and 2019;

(ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2020, 2019, and 2018;

(iii) Statements of Consolidated Comprehensive Income (Loss) for the years ended December 31, 2020, 2019, and 2018;

(iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019, and 2018;

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018; and

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

REDWOOD TRUST, INC.

Date: February 26, 2021	By:	/s/ CHRISTOPHER J. ABATE
Christopher J. Abate Chief Executive Officer
Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHRISTOPHER J. ABATE	Director and Chief Executive Officer	February 26, 2021
Christopher J. Abate	(Principal Executive Officer)

/s/ COLLIN L. COCHRANE	Chief Financial Officer	February 26, 2021
Collin L. Cochrane	(Principal Financial and Accounting Officer)

/s/ RICHARD D. BAUM	Director, Chairman of the Board	February 26, 2021
Richard D. Baum

/s/ GREG H. KUBICEK	Director, Vice Chairman of the Board	February 26, 2021
Greg H. Kubicek

/s/ DOUGLAS B. HANSEN	Director	February 26, 2021
Douglas B. Hansen

/s/ DEBORA D. HORVATH	Director	February 26, 2021
Debora D. Horvath

/s/ GEORGE W. MADISON	Director	February 26, 2021
George W. Madison

/s/ JEFFREY T. PERO	Director	February 26, 2021
Jeffrey T. Pero

/s/ GEORGANNE C. PROCTOR	Director	February 26, 2021
Georganne C. Proctor

REDWOOD TRUST, INC.
CONSOLIDATED FINANCIAL STATEMENTS,
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Annual Report on Form 10-K Filed With
Securities and Exchange Commission
December 31, 2020

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
REDWOOD TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 26, 2021 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value measurements of certain real estate securities, and beneficial interests in consolidated Sequoia Choice and Freddie Mac Seasoned Loans Structured Transaction (“SLST”) securitization entities holding residential loans, consolidated CoreVest American Finance Lender (“CAFL”) securitization entities holding business purpose loans, and consolidated Freddie Mac K-Series securitization entities holding multifamily loans.
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

We identified the fair value measurements of certain investment securities, specifically certain subordinate securities, as well the beneficial interests in consolidated Sequoia Choice and SLST securitization entities holding residential loans, consolidated CAFL securitization entities holding business purpose loans, and consolidated Freddie Mac K-Series securitization entities holding multifamily loans (together, “Investments”) as a critical audit matter.
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

Newport Beach, California February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Redwood Trust, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Redwood Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Newport Beach, California February 26, 2021
\

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data)	December 31, 2020	December 31, 2019
ASSETS (1)
Residential loans, held-for-sale, at fair value	$176,641	$536,385
Residential loans, held-for-investment, at fair value	4,072,410	7,178,465
Business purpose loans, held-for-sale, at fair value	245,394	331,565
Business purpose loans, held-for-investment, at fair value	3,890,959	3,175,178
Multifamily loans, held-for-investment, at fair value	492,221	4,408,524
Real estate securities, at fair value	344,125	1,099,874
Other investments	348,175	358,130
Cash and cash equivalents	461,260	196,966
Restricted cash	83,190	93,867
Goodwill and intangible assets	56,865	161,464
Derivative assets	53,238	35,701
Other assets	130,588	419,321
Total Assets	$10,355,066	$17,995,440

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt	$522,609	$2,329,145
Derivative liabilities	16,072	163,424
Accrued expenses and other liabilities	179,340	206,893
Asset-backed securities issued (includes $6,900,362 and $10,515,475 at fair value), net	7,100,661	10,515,475
Long-term debt, net	1,425,485	2,953,272
Total liabilities	9,244,167	16,168,209
Commitments and Contingencies (see Note 16)
Equity
Common stock, par value $0.01 per share, 395,000,000 and 270,000,000 shares authorized; 112,090,006 and 114,353,036 issued and outstanding	1,121	1,144
Additional paid-in capital	2,264,874	2,269,617
Accumulated other comprehensive (loss) income	(4,221)	41,513
Cumulative earnings	997,277	1,579,124
Cumulative distributions to stockholders	(2,148,152)	(2,064,167)
Total equity	1,110,899	1,827,231
Total Liabilities and Equity	$10,355,066	$17,995,440
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2020 and December 31, 2019, assets of consolidated VIEs totaled $8,141,069 and $11,931,869, respectively. At December 31, 2020 and December 31, 2019, liabilities of consolidated VIEs totaled $7,148,414 and $10,717,072, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
(In Thousands, except Share Data)	2020	2019	2018
Interest Income
Residential loans	$222,746	$315,953	$239,818
Business purpose loans	217,617	53,805	4,333
Multifamily loans	54,813	132,600	21,322
Real estate securities	49,605	91,822	105,078
Other interest income	27,135	28,101	8,166
Total interest income	571,916	622,281	378,717
Interest Expense
Short-term debt	(50,895)	(96,506)	(58,917)
Asset-backed securities issued	(299,708)	(294,466)	(99,429)
Long-term debt	(97,402)	(88,836)	(80,693)
Total interest expense	(448,005)	(479,808)	(239,039)
Net Interest Income	123,911	142,473	139,678
Non-interest (Loss) Income
Mortgage banking activities, net	78,472	87,266	59,566
Investment fair value changes, net	(588,438)	35,500	(25,689)
Other income	4,188	19,257	13,070
Realized gains, net	30,424	23,821	27,041
Total non-interest income, net	(475,354)	165,844	73,988
General and administrative expenses	(115,204)	(108,737)	(75,298)
Loan acquisition costs	(11,023)	(9,935)	(7,484)
Other expenses	(108,785)	(13,022)	(196)
Net (Loss) Income before Benefit from (Provision for) Income Taxes	(586,455)	176,623	130,688
Benefit from (provision for) income taxes	4,608	(7,440)	(11,088)
Net (Loss) Income	$(581,847)	$169,183	$119,600

Basic (loss) earnings per common share	$(5.12)	$1.63	$1.47
Diluted (loss) earnings per common share	$(5.12)	$1.46	$1.34
Basic weighted average shares outstanding	113,935,605	101,120,744	78,724,912
Diluted weighted average shares outstanding	113,935,605	136,780,594	110,027,770

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In Thousands)	2020	2019	2018
Net (Loss) Income	$(581,847)	$169,183	$119,600
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(3,951)	17,077	(7,298)
Reclassification of unrealized gain on available-for-sale securities to net income	(12,165)	(19,967)	(25,561)
Net unrealized (loss) gain on interest rate agreements	(32,806)	(16,894)	8,908
Reclassification of unrealized loss on interest rate agreements to net income	3,188	—	—
Total other comprehensive loss	(45,734)	(19,784)	(23,951)
Total Comprehensive (Loss) Income	$(627,581)	$149,399	$95,649

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2020

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2019	114,353,036	$1,144	$2,269,617	$41,513	$1,579,124	$(2,064,167)	$1,827,231
Net loss	—	—	—	—	(581,847)	—	(581,847)
Other comprehensive loss	—	—	—	(45,734)	—	—	(45,734)
Issuance of common stock	350,088	3	5,544	—	—	—	5,547
Employee stock purchase and incentive plans	434,217	4	(3,956)	—	—	—	(3,952)
Non-cash equity award compensation	—	—	15,298	—	—	—	15,298
Share repurchases	(3,047,335)	(30)	(21,629)	—	—	—	(21,659)
Common dividends declared ($0.725 per share)	—	—	—	—	—	(83,985)	(83,985)
December 31, 2020	112,090,006	$1,121	$2,264,874	$(4,221)	$997,277	$(2,148,152)	$1,110,899
For the Year Ended December 31, 2019

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2018	84,884,344	$849	$1,811,422	$61,297	$1,409,941	$(1,934,715)	$1,348,794
Net income	—	—	—	—	169,183	—	169,183
Other comprehensive loss	—	—	—	(19,784)	—	—	(19,784)
Issuance of common stock	28,724,645	288	441,884	—	—	—	442,172
Direct stock purchase and dividend reinvestment plan	399,838	4	6,303	—	—	—	6,307
Employee stock purchase and incentive plans	344,209	3	(4,949)	—	—	—	(4,946)
Non-cash equity award compensation	—	—	14,957	—	—	—	14,957
Common dividends declared ($1.20 per share)	—	—	—	—	—	(129,452)	(129,452)
December 31, 2019	114,353,036	$1,144	$2,269,617	$41,513	$1,579,124	$(2,064,167)	$1,827,231
For the Year Ended December 31, 2018

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
	Shares	Amount
December 31, 2017	76,599,972	$766	$1,673,845	$85,248	$1,290,341	$(1,837,913)	$1,212,287
Net income	—	—	—	—	119,600	—	119,600
Other comprehensive loss	—	—	—	(23,951)	—	—	(23,951)
Issuance of common stock:	8,738,319	88	142,140	—	—	—	142,228
Dividend reinvestment & stock purchase plans	113,004	1	1,705	—	—	—	1,706
Employee stock purchase and incentive plans	473,878	4	(4,470)	—	—	—	(4,466)
Non-cash equity award compensation	—	—	13,736	—	—	—	13,736
Share repurchases	(1,040,829)	(10)	(15,534)	—	—	—	(15,544)
Common dividends declared ($1.18 per share)	—	—	—	—	—	(96,802)	(96,802)
December 31, 2018	84,884,344	$849	$1,811,422	$61,297	$1,409,941	$(1,934,715)	$1,348,794
The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)	Years Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net (loss) income	$(581,847)	$169,183	$119,600
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of premiums, discounts, and debt issuance costs, net	8,550	(5,066)	(13,687)
Depreciation and amortization of non-financial assets	17,365	10,133	1,308
Originations of held-for-sale loans	(1,004,058)	(569,915)	—
Purchases of held-for-sale loans	(4,431,468)	(5,823,547)	(7,162,131)
Proceeds from sales of held-for-sale loans	4,776,469	5,198,089	5,383,313
Principal payments on held-for-sale loans	62,736	106,183	66,892
Net settlements of derivatives	(201,036)	(66,059)	51,115
Non-cash equity award compensation expense	15,298	14,957	13,736
Goodwill impairment expense	88,675	—	—
Market valuation adjustments	541,399	(97,006)	(24,069)
Realized gains, net	(30,424)	(23,821)	(27,041)
Net change in:
Accrued interest receivable and other assets	301,381	(83,210)	(41,849)
Accrued interest payable, deferred tax liabilities, and accrued expenses and other liabilities	(68,507)	4,502	21,080
Net cash used in operating activities	(505,467)	(1,165,577)	(1,611,733)
Cash Flows From Investing Activities:
Originations of loans held-for-investment	(426,404)	(448,189)	—
Purchases of loans held-for-investment	—	(49,489)	(147,523)
Proceeds from sales of loans held-for-investment	1,574,160	9,422	—
Principal payments on loans held-for-investment	2,256,196	1,751,303	781,063
Purchases of real estate securities	(112,626)	(345,403)	(609,568)
Purchases of residential securities held in consolidated securitization trust	—	(193,212)	(227,649)
Purchases of multifamily securities held in consolidated securitization trusts	—	(99,221)	(107,411)
Sales of multifamily securities held in consolidated securitization trusts	142,990	—	—
Proceeds from sales of real estate securities	658,899	707,357	582,331
Principal payments on real estate securities	27,210	84,303	84,495
Purchases of servicer advance investments	(179,419)	(69,610)	(395,813)
Principal repayments from servicer advance investments	107,527	203,876	94,644
Acquisition of 5 Arches, net of cash acquired	—	(3,714)	(9,999)
Acquisition of CoreVest, net of cash acquired	—	(451,626)	—
Equity investment	40,226	(40,467)	—
Other investing activities, net	(18,345)	(29,468)	(57,322)
Net cash provided by (used in) investing activities	4,070,414	1,025,862	(12,752)

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands)	Years Ended December 31,
	2020	2019	2018
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	5,496,761	6,452,566	6,975,965
Repayments on short-term debt	(7,303,543)	(7,193,677)	(6,711,264)
Proceeds from issuance of asset-backed securities	1,684,778	1,397,126	1,658,848
Repayments on asset-backed securities issued	(1,493,438)	(1,123,119)	(459,171)
Proceeds from issuance of long-term debt	1,473,590	387,053	199,000
Deferred debt issuance costs	(10,244)	(7,023)	(4,977)
Repayments on long-term debt	(2,974,795)	(1,137)	—
Net settlements of derivatives	(84,336)	—	—
Net proceeds from issuance of common stock	5,881	450,710	142,601
Net payments on repurchase of common stock	(21,659)	—	(16,315)
Taxes paid on equity award distributions	(4,286)	(5,471)	(4,839)
Dividends paid	(83,985)	(129,452)	(96,802)
Other financing activities, net	3,946	(2,105)	(291)
Net cash (used in) provided by financing activities	(3,311,330)	225,471	1,682,755
Net increase in cash and cash equivalents	253,617	85,756	58,270
Cash, cash equivalents and restricted cash at beginning of period (1)	290,833	205,077	146,807
Cash, cash equivalents and restricted cash at end of period (1)	$544,450	$290,833	$205,077
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$456,147	$452,216	$207,014
Taxes	1,190	7,963	10,594
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$53,276	$13,729	$51,911
Retention of mortgage servicing rights from loan securitizations and sales	—	868	328
Consolidation of residential loans held in securitization trust	—	1,190,995	1,206,645
Consolidation of residential ABS issued	—	997,783	978,996
(Deconsolidation) consolidation of multifamily loans held in securitization trusts	(3,849,779)	2,162,385	2,099,916
(Deconsolidation) consolidation of multifamily ABS issued	(3,706,789)	2,058,214	1,975,324
Consolidation of single-family rental loans held in securitization trusts	—	1,829,281	—
Consolidation of single-family rental ABS issued	—	1,656,023	—
Transfers from loans held-for-sale to loans held-for-investment	1,868,656	1,801,560	2,062,809
Transfers from loans held-for-investment to loans held-for-sale	64,520	22,808	15,717
Transfers from residential loans to real estate owned	14,229	8,609	4,104
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	7,862	13,094	—
Reduction in operating lease liabilities due to lease modification	1,722	—	—

(1)    Cash, cash equivalents, and restricted cash at December 31, 2020 included cash and cash equivalents of $461 million and restricted cash of $83 million; at December 31, 2019 included cash and cash equivalents of $197 million and restricted cash of $94 million; and at December 31, 2018 included cash and cash equivalents of $176 million and restricted cash of $29 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 1. Organization
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not served by government programs. We deliver customized housing credit investments to a diverse mix of investors, through our best-in-class securitization platforms; whole-loan distribution activities; and our publicly-traded shares. Our consolidated investment portfolio has evolved to incorporate a diverse mix of residential, business purpose and multifamily investments. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Lending, Business Purpose Lending, and Third-Party Investments.
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
Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. On March 1, 2019, Redwood completed the acquisition of 5 Arches, LLC ("5 Arches"), at which time 5 Arches became a wholly-owned subsidiary of Redwood. On October 15, 2019, Redwood acquired CoreVest American Finance Lender, LLC and certain affiliated entities ("CoreVest"), at which time CoreVest became wholly owned by Redwood. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires. In statements regarding qualification as a REIT, such terms refer solely to Redwood Trust, Inc. Refer to Item 1 - Business in this Annual Report on Form 10-K for additional information on our business.
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at December 31, 2020 and December 31, 2019, and for the years ended December 31, 2020, 2019, and 2018. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the Company at December 31, 2020 and 2019, and results of operations for all periods presented have been made.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 2. Basis of Presentation - (continued)
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 where we maintain an ongoing involvement ("Legacy Sequoia"), as well as entities formed in connection with the securitization of Redwood Choice expanded-prime loans ("Sequoia Choice"). We also consolidate the assets and liabilities of certain Freddie Mac K-Series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitizations in which we have invested. Finally, we consolidated the assets and liabilities of certain CoreVest American Finance Lender ("CAFL") securitizations beginning in the fourth quarter of 2019, in connection with our acquisition of CoreVest. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for the consolidated Sequoia and CAFL entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
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
During the first quarter of 2020, we sold subordinate securities (and transferred directing certificate holder status as a result of these sales) issued by four of these Freddie Mac K-Series securitization trusts and determined that we should derecognize the associated assets and liabilities of each of these entities for financial reporting purposes. We deconsolidated $3.86 billion of multifamily loans and other assets and $3.72 billion of multifamily ABS issued and other liabilities, for which we realized market valuation losses of $72 million, which were recorded through Investment fair value changes, net on our consolidated statements of income (loss) for the three months ended March 31, 2020.
We also consolidate two partnerships ("Servicing Investment" entities) through which we have invested in servicing-related assets. We maintain an 80% ownership interest in each entity and have determined that we are the primary beneficiary of these partnerships.
Beginning in the first quarter of 2019, we consolidated 5 Arches, an originator of business purpose loans, pursuant to the exercise of our purchase option and the acquisition of the remaining equity in the company. In the fourth quarter of 2019, we acquired and consolidated CoreVest, an originator and portfolio manager of business purpose loans.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 2. Basis of Presentation - (continued)
Acquisitions
In May 2018, Redwood acquired a 20% minority interest in 5 Arches, an originator of business purpose loans, for $10 million in cash, with a one-year option to purchase all remaining equity in the company. On March 1, 2019, we completed the acquisition of the remaining 80% interest in 5 Arches. At closing, we paid approximately $13 million of cash, with the remaining $27 million in consideration to be paid in a mix of cash and Redwood common stock over a two-year period.
A liability resulting from the contingent consideration arrangement with 5 Arches was initially recorded at its acquisition-date fair value of $25 million as part of total consideration for the acquisition of 5 Arches. The contingent earn-out payments were classified as a contingent consideration liability and carried at fair value prior to March 31, 2020. During the three months ended March 31, 2020, we made a cash payment of $11 million and granted $3 million of Redwood common stock in connection with the first anniversary of the purchase date. Additionally, as a result of an amendment to the agreement, we reclassified the contingent liability to a deferred liability, as the remaining payments became payable on a set timetable without any remaining contingencies. At December 31, 2020, the carrying value of this deferred liability was $15 million and was recorded as a component of Accrued expenses and other liabilities on our consolidated balance sheets. During the years ended December 31, 2020 and 2019, we recorded $0.2 million and $3 million of contingent consideration expense, respectively, through Other expenses on our consolidated statements of income (loss). See Note 16 for additional information on our contingent consideration liability.
In October 2019, we acquired CoreVest, an originator and portfolio manager of business purpose loans. Aggregate consideration for this acquisition totaled approximately $492 million, net of in-place financing on existing assets. The consideration consisted of $482 million of cash and $10 million of restricted stock awards issued to the CoreVest management team. Based on the terms of the equity interest purchase agreement, we determined that the $10 million of shares should be accounted for as compensation expense for post-combination services, and therefore, it is not included in the GAAP purchase price allocated to the assets and liabilities acquired. See Note 21 for additional information related to the restricted stock awards issued in connection with the CoreVest acquisition.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 2. Basis of Presentation - (continued)
During 2019, we accounted for the acquisitions of 5 Arches and CoreVest under the acquisition method of accounting pursuant to ASC 805. We performed the purchase price allocations and recorded underlying assets acquired and liabilities assumed based on their estimated fair values using the information available as of each acquisition date, with the excess of the purchase price allocated to goodwill. Through December 31, 2020, there were no significant changes to our purchase price allocations, which are summarized in the following table.
Table 2.1 – Purchase Price Allocations

(In Thousands)	5 Arches	CoreVest
Acquisition Date	March 1, 2019	October 15, 2019
Purchase price:
Cash	$12,575	$482,311
Contingent consideration, at fair value	24,621	—
Purchase option, at fair value	5,082	—
Equity method investment, at fair value	8,052	—
Total consideration	$50,330	$482,311

Allocated to:
Business purpose loans, at fair value	$2,022	$2,610,490
Cash and cash equivalents	2,128	30,685
Restricted cash	9,082	—
Other assets	5,473	67,420
Goodwill	28,747	59,928
Intangible assets	24,800	56,500
Deferred tax asset	—	2,577
Total assets acquired	72,252	2,827,600
Asset-backed securities issued, at fair value	—	1,656,023
Short-term debt, net	3,800	663,275
Accrued expenses and other liabilities	13,920	25,991
Deferred tax liability	4,202	—
Total liabilities assumed	21,922	2,345,289
Total net assets acquired	$50,330	$482,311
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
December 31, 2020

Note 2. Basis of Presentation - (continued)
In connection with the acquisitions of 5 Arches and CoreVest, we identified and recorded finite-lived intangible assets totaling $25 million and $57 million, respectively. The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at December 31, 2020 and December 31, 2019.
Table 2.2 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at December 31, 2020	Carrying Value at December 31, 2020	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$45,300	$(7,819)	$37,481	7
Broker network	18,100	(6,637)	11,463	5
Non-compete agreements	9,500	(4,431)	5,069	3
Tradenames	4,000	(1,860)	2,140	3
Developed technology	1,800	(1,088)	712	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$81,300	$(24,435)	$56,865	6

	Intangible Assets at Acquisition	Accumulated Amortization at December 31, 2019	Carrying Value at December 31, 2019	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$45,300	$(1,348)	$43,952	7
Broker network	18,100	(3,017)	15,083	5
Non-compete agreements	9,500	(1,264)	8,236	3
Tradenames	4,000	(527)	3,473	3
Developed technology	1,800	(188)	1,612	2
Loan administration fees on existing loan assets	2,600	(2,167)	433	1
Total	$81,300	$(8,511)	$72,789	6
All of our intangible assets are amortized on a straight-line basis. For the years ended December 31, 2020 and 2019, we recorded intangible asset amortization expense of $16 million and $9 million, respectively. Estimated future amortization expense is summarized in the table below.
Table 2.3 – Intangible Asset Amortization Expense by Year

(In Thousands)	December 31, 2020
2021	$15,304
2022	12,800
2023	10,091
2024	7,073
2025 and thereafter	11,597
Total Future Intangible Asset Amortization	$56,865
We recorded total goodwill of $89 million in 2019 as a result of the total consideration exceeding the fair value of the net assets acquired from 5 Arches and CoreVest. The goodwill was attributed to the expected business synergies and expansion into business purpose loan markets, as well as access to the knowledgeable and experienced workforces continuing to provide services to the business. Of the total goodwill recorded, $75 million is deductible for tax purposes. For reporting purposes, we included the intangible assets and goodwill from these acquisitions within the Business Purpose Lending segment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 2. Basis of Presentation - (continued)
During the first quarter of 2020, as a result of the deterioration in economic conditions caused by the spread of the COVID-19 pandemic (the "pandemic"), and its impact on our business, including a significant decline in the market price of our common stock, we determined that it was more likely than not that the fair value of our Business Purpose Lending reporting unit was lower than its carrying amount, including goodwill. Based on this analysis, we determined that an interim goodwill impairment test should be performed as of March 31, 2020 and prepared updated cash flow projections for the reporting unit, resulting in a reduction in the long-term forecasts of profitability for our Business Purpose Lending reporting unit as compared to the prior year forecasts. Using these projections, we concluded that the fair value of our Business Purpose Lending reporting unit was less than its carrying value, including goodwill. As a result of this evaluation, we recorded a non-cash $89 million goodwill impairment expense through Other expenses on our consolidated statements of income (loss) during the three months ended March 31, 2020. In conjunction with our assessment of goodwill, we also assessed our intangible assets for impairment at March 31, 2020 and determined they were not impaired. On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at December 31, 2020.
The following unaudited pro forma financial information presents Net interest income, Non-interest income, and Net income of Redwood, 5 Arches, and CoreVest combined, for the year ended December 31, 2019, as if the acquisitions occurred as of January 1, 2018. These pro forma amounts have been adjusted to include the amortization of intangible assets and acquisition-related compensation expense for both periods, and to exclude the income statement impacts related to our equity method investment in 5 Arches. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated financial results of operations that would have been reported if the acquisitions had been completed as of January 1, 2018 and should not be taken as indicative of our future consolidated results of operations.
Table 2.4 – Unaudited Pro Forma Financial Information

Year Ended
(In Thousands)	December 31, 2019
Supplementary pro forma information:
Net interest income	$167,680
Non-interest income	193,519
Net income	185,896
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
December 31, 2020

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
We elect the fair value option for certain residential loans, business purpose loans, interest-only (“IO”) and certain subordinate securities, MSRs, servicer advance investments, excess MSRs, and certain of our other investments. We generally elect the fair value option for residential and single-family rental loans that are held-for-sale, due to our intent to sell or securitize the loans in the near-term. We elect the fair value option for our IO and certain subordinate securities, and MSRs, for which we generally hedge market interest rate risk. As such, we seek to offset interest rate related changes in the values of these investments with changes in the values of their associated hedges through our consolidated statements of income. In addition, we elect the fair value option for the assets and liabilities of our consolidated Sequoia, Freddie Mac SLST, Freddie Mac K-Series, and CAFL entities in accordance with GAAP accounting for collateralized financing entities ("CFEs").
See Note 5 for further discussion on the fair value option.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
Residential Loans - Held-for-Investment At Fair Value
Certain loans that were originally purchased with the intent to sell as part of our residential mortgage banking operations, and for which we elected the fair value option at acquisition, were subsequently reclassified to held-for-investment ("HFI"). Coupon interest is recognized as revenue when earned and deemed collectible or until a loan becomes more than 90 days past due, at which point the loan is placed on nonaccrual status and any accrued interest is reversed against interest income. When a seriously delinquent loan previously placed on nonaccrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. During 2020, we completed the sale of all of our residential loans previously held for investment and had no residential loans held-for-investment at Redwood at December 31, 2020.
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
Business Purpose Loans - Held-for-Sale at Fair Value
We originate business purpose loans, including single-family rental loans through our business purpose lending platform. Single-family rental loans are mortgage loans secured by residential real estate (primarily 1-4 unit) that the borrower owns as an investment property and rents to residential tenants. We classify single-family rental loans as held-for-sale at fair value when we originate these loans with the intent to transfer to securitization entities or sell to third parties.
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
Business Purpose Loans - Held-for-Investment at Fair Value
We also originate bridge loans through our business purpose lending platform. Business purpose bridge loans are mortgage loans generally secured by unoccupied residential or small-balance multifamily real estate that the borrower owns as an investment and that is being renovated, rehabilitated or constructed. Bridge loans are classified as held-for-investment at fair value if we intend to hold these loans to maturity.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 3. Summary of Significant Accounting Policies - (continued)
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
Repurchase Reserves
We sell and have sold residential and business purpose mortgage loans to various parties, including (1) securitization trusts, and (2) banks and other financial institutions that purchase mortgage loans for investment or private label securitization. We may be required to repurchase mortgage loans we have sold, or loans associated with MSRs we have purchased, in the event of a breach of specified contractual representations and warranties made in connection with these sales and purchases. Additionally, we generally have a direct obligation to repurchase residential whole loans we sell in the event of any early payment defaults (or EPDs) by the underlying mortgage borrowers within certain specified periods following the sales.
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
December 31, 2020

Note 3. Summary of Significant Accounting Policies - (continued)
Available-for-Sale Securities
AFS securities are carried at their estimated fair value with unrealized gains and losses excluded from earnings (except when an allowance for credit losses is recognized, as discussed below) and reported in Accumulated other comprehensive income (“AOCI”), a component of stockholders’ equity.
Interest income on AFS securities is accrued based on their outstanding principal balance and contractual terms and interest income is recognized based on the security’s effective interest rate. In order to calculate the effective interest rate, we must project cash flows over the remaining life of each security and make assumptions with regards to interest rates, prepayment rates, the timing and amount of credit losses, and other factors. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our own judgments about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield and interest income recognized on these securities or in the recognition of an allowance for credit losses as discussed below.
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
December 31, 2020

Note 3. Summary of Significant Accounting Policies - (continued)
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
Investment in Multifamily Loan Fund
In January 2019, we invested in a limited partnership created to acquire floating rate, light-renovation multifamily loans from Freddie Mac. At December 31, 2020, the carrying amount of our investment in the partnership was zero and we had no remaining funding obligations to the partnership. We accounted for our ownership interest in this partnership using the equity method of accounting as we were able to exert significant influence over but did not control the activities of the investee. We assessed our investment for impairment whenever events or changes in circumstances indicated that the carrying amount of our investment might not be recoverable. We elected to record our share of earnings or losses from this investment on a one-quarter lag, as a component of Other income on our consolidated statements of income.
See Note 10 for further discussion on our investment in the multifamily loan fund.
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
Cash and Cash Equivalents
Cash and cash equivalents include non-restricted cash and highly liquid investments with original maturities of three months or less and money market fund investments which are generally invested in U.S. government securities and are available to us on a daily basis. The Company maintains its cash and cash equivalents with major financial institutions. Accounts at these institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 for each bank. The Company is exposed to credit risk for amounts held in excess of the FDIC limit. The Company does not anticipate nonperformance by these institutions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 3. Summary of Significant Accounting Policies - (continued)
Restricted Cash
Restricted cash primarily includes cash held at our consolidated Servicing Investment entities, and cash associated with our risk-sharing transactions with Fannie Mae and Freddie Mac ("the Agencies"), as well as cash collateral for certain consolidated securitization entities.
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
December 31, 2020

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
December 31, 2020

Note 3. Summary of Significant Accounting Policies - (continued)
Deferred Tax Assets and Liabilities
Our deferred tax assets/liabilities are generated by temporary differences in GAAP and taxable income at our taxable REIT subsidiaries. These differences generally reflect differing accounting treatments for GAAP and tax, such as accounting for mortgage servicing rights, security discount and premium amortization, credit losses, asset impairments, and certain valuation estimates. As a result of these differences, we may recognize taxable income in periods prior to when we recognize income for GAAP. When this occurs, we pay the tax liability as required and establish a deferred tax asset. As the income is subsequently realized in future periods under GAAP, the deferred tax asset is reduced. We may also recognize GAAP income in periods prior to when we recognize income for tax. When this occurs, we establish a deferred tax liability for GAAP. As the income is subsequently realized in future periods for tax, the deferred tax liability is reduced.
We may also record deferred tax assets/liabilities resulting from GAAP and tax basis differences of assets and liabilities acquired in a business combination at our taxable REIT subsidiaries. These deferred tax assets/liabilities generally do not affect our GAAP income at the time of establishment as the offsetting accounting entry is recorded in GAAP goodwill. They also do not generally affect GAAP income when they are subsequently realized as the deferred tax provision or benefit resulting from the realization is offset by a corresponding current tax benefit or provision.
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
Other Assets and Other Liabilities
Other assets primarily consists of investment receivable, accrued interest receivable, operating lease right-of-use assets, margin receivable, FHLBC stock, pledged collateral, fixed assets and leasehold improvements, and REO. Other liabilities primarily consists of accrued interest payable, accrued compensation, payable to minority partner, guarantee obligations, operating lease liabilities, deferred tax liabilities, margin payable, and residential loan and MSR repurchase reserves. See Note 12 for further discussion.
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
Investment Receivable
Investment receivable primarily consists of amounts receivable from third-party servicers related to principal and interest receivable from business purpose loans and fees receivable from servicer advance investments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 3. Summary of Significant Accounting Policies - (continued)
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
Under these arrangements we are required to pledge assets to the Agencies to collateralize our risk-sharing commitments to them throughout the terms of the arrangements. These pledged assets are held by a third-party custodian for the benefit of the Agencies. To the extent approved losses are incurred, the custodian will transfer collateral to the Agencies. As a result of these transactions, we recorded restricted cash, “pledged collateral” in the other assets line item, and “guarantee obligations” in the other liabilities line item, on our consolidated balance sheets. In addition, for the first Fannie Mae transaction, we recorded a “guarantee asset” in the other assets line item on our consolidated balance sheets.
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
Our consolidated balance sheets include assets of the special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs and liabilities of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2020 and December 31, 2019, assets of such SPEs totaled $46 million and $48 million, respectively, and liabilities of such SPEs totaled $10 million and $14 million, respectively.
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
December 31, 2020

Note 3. Summary of Significant Accounting Policies - (continued)
Leases
Upon adoption of ASU 2016-02, "Leases," in 2019, we recorded operating lease liabilities and operating lease right-of-use assets on our consolidated balance sheets. The operating lease lease liabilities are equal to the present value of our remaining lease payments discounted at our incremental borrowing rate and the operating lease right-of-use assets are equal to the operating lease liabilities adjusted for our deferred rent liabilities at the adoption of this accounting standard. As lease payments are made, the operating lease liabilities are reduced to the present value of the remaining lease payments and the operating lease right-of-use assets are reduced by the difference between the lease expense (straight-lined over the lease term) and the theoretical interest expense amount (calculated using the incremental borrowing rate). See Note 16 for further discussion on leases.
Contingent Consideration
In relation to our acquisition of 5 Arches, we recorded contingent consideration liabilities that represent the estimated fair value (at the date of acquisition) of our obligation to make certain earn-out payments that are contingent on 5 Arches loan origination volumes exceeding certain specified thresholds. These liabilities were carried at fair value and periodic changes in their estimated fair value were recorded through Other expenses on our consolidated statements of income. During the first quarter of 2020, we reclassified the contingent liability to a deferred liability, as the remaining payments became payable on a set timetable without any remaining contingencies.
See Note 12 for further discussion on other assets and other liabilities.
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
During the third quarter of 2020, we re-securitized subordinate securities we owned in our consolidated Freddie Mac SLST securitization trusts, through the transfer of these financial assets to a re-securitization trust that we sponsored. We account for the ABS issued by this re-securitization trust at amortized cost.
See Note 14 for further discussion on ABS issued.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 3. Summary of Significant Accounting Policies - (continued)
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
Recourse Subordinate Securities Financing Facilities
Borrowings under our subordinate securities financing facilities are secured by real estate securities and carried at unpaid principal balance net of any unamortized deferred issuance costs. Interest on these facilities is paid monthly.
See Note 15 for further discussion on our subordinate securities financing facilities.
Non-Recourse Business Purpose Loan Financing Facilities
Borrowings under our non-recourse business purpose loan financing facilities are secured by bridge loans and other Business Purpose Lending ("BPL") investments and carried at unpaid principal balance net of any unamortized deferred issuance costs. Interest on these facilities is paid monthly.
See Note 15 for further discussion on our non-recourse business purpose loan financing facilities.
Recourse Business Purpose Loan Financing Facilities
Borrowings under our recourse business purpose loan financing facilities are secured by bridge loans and single-family rental loans and carried at unpaid principal balance net of any unamortized deferred issuance costs. Interest on these facilities is paid monthly.
See Note 15 for further discussion on our recourse business purpose loan financing facilities.
Recourse Revolving Debt Facility
Borrowings under our recourse revolving debt facility are secured by MSRs and certificated mortgage servicing rights and carried at unpaid principal balance. Interest on this facility is paid monthly.
See Note 15 for further discussion on our recourse revolving debt facility.
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
December 31, 2020

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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 3. Summary of Significant Accounting Policies - (continued)
Incentive Plans
In May 2020, our shareholders approved an amendment to the 2014 Redwood Trust, Inc. Incentive Plan (“Incentive Plan”) for executive officers, employees, and non-employee directors, which increased the number of shares available under the Incentive Plan. The Incentive Plan provides for the grant of restricted stock, deferred stock, deferred stock units, performance-based awards (including performance stock units), dividend equivalents, stock payments, restricted stock units, and other types of awards to eligible participants. Long-term incentive awards granted under the Incentive Plan generally vest over a three- or four-year period. Awards made under the Incentive Plan to officers and other employees in lieu of the payment in cash of a portion of annual bonuses earned generally vest immediately, but are subject to a three-year mandatory holding period. Deferred stock units, restricted stock units, and restricted stock awards have attached dividend equivalent rights, resulting in the payment of dividend equivalents each time we pay a common stock dividend. Non-employee directors are also provided annual awards under the Incentive Plan that generally vest immediately. The cost of the awards is generally amortized over the vesting period on a straight-line basis. Upon adoption of ASU 2016-09 in 2016, we elected to begin accounting for forfeitures on employee equity awards as they occur.
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
401(k) Plan
We offer a tax-qualified 401(k) Plan to all employees for retirement savings. Under this Plan, employees are allowed to defer and invest up to 100% of their cash earnings, subject to the maximum 401(k) Plan contribution limit set forth by the Internal Revenue Service. We match some employee contributions to encourage participation and to provide a retirement planning benefit to employees. Plan matching contributions made by the Company for the years ended December 31, 2020, 2019, and 2018 were $1.1 million, $0.7 million, and $0.6 million, respectively. Vesting of the 401(k) Plan matching contributions is based on the employee’s tenure at the Company, and over time an employee becomes increasingly vested in matching contributions.
See Note 18 for further discussion on equity compensation plans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 3. Summary of Significant Accounting Policies - (continued)
Cash-Based Retention and Incentive Awards
During the third quarter of 2020, $8 million of cash-based retention awards were granted to certain executive and non-executive employees that will vest and be paid over a three-year period, subject to continued employment through the vesting periods from 2021 through 2023. Additionally, during the third quarter of 2020, Long-Term Relative TSR Performance Vesting Cash Awards ("Cash Performance Awards"), with an aggregate granted award value of $2 million, were granted to certain executive and non-executive employees that will vest between 0% to 400% of granted award value based on a relative total stockholder return measure, and are contingent on continued employment over a three-year service period. The value of the cash-based retention awards will be amortized into expense on a straight-line basis over each award's respective vesting period. The Cash Performance Awards are amortized on a straight-line basis over three years; however, they are remeasured at fair value each quarter-end and the cumulative straight-line expense is trued-up in respect to their updated value.
See Note 21 for further discussion on cash-based retention and incentive awards.
Cash-Settled Deferred Stock Units
In December 2020, $2 million of cash-settled deferred stock units were granted to certain executive officers that will vest over the next four years through 2024. These awards will be fully vested and payable in cash with a vested award value based on the closing market price of our common stock on December 15, 2024. These awards are classified as a liability in Accrued expenses and other liabilities on our consolidated balance sheets, and will be amortized over the vesting period on a straight-line basis, adjusted for changes in the value of our common stock at the end of each reporting period.
Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code and the corresponding provisions of state law. To qualify as a REIT we must distribute at least 90% of our annual REIT taxable income to shareholders (not including taxable income retained in our taxable REIT subsidiaries) within the time frame set forth in the Internal Revenue Code and also meet certain other requirements related to assets, income, and stock ownership. We assess our tax positions for all open tax years and record tax benefits only if tax positions meet a more-likely-than-not threshold in accordance with GAAP guidance on accounting for uncertain tax positions. We classify interest and penalties on material uncertain tax positions as interest expense and general and administrative expenses, respectively, in our consolidated statements of income.
See Note 22 for further discussion on taxes.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 3. Summary of Significant Accounting Policies - (continued)
Recent Accounting Pronouncements
Newly Adopted Accounting Standards Updates ("ASUs")
In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a consensus of the FASB Emerging Issues Task Force)." This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This new guidance is effective for fiscal years beginning after December 15, 2019. We adopted this guidance, as required, in the first quarter of 2020, which did not have a material impact on our consolidated financial statements.
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

Other Recent Accounting Pronouncements
In October 2020, the FASB issued ASU 2020-10, "Codification Improvements." This new guidance updates various codification topics by clarifying or improving disclosure requirements. This new guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 3. Summary of Significant Accounting Policies - (continued)
In October 2020, the FASB issued ASU 2020-09, "Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762." This new guidance aligns certain SEC paragraphs in the codification with new SEC rules issued in March 2020 related to changes to the disclosure requirements for registered debt securities. This new guidance is effective January 4, 2021. Early adoption is permitted. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material impact on our consolidated financial statements.
In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs." This new guidance clarifies that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. This new guidance is effective for fiscal years ending after December 15, 2020. Early adoption is not permitted. We plan to adopt this new guidance by the required date and do not anticipate that this update will have a material update on our consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This new guidance clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact the adoption of this standard would have on our consolidated financial statements. Through December 31, 2020, we have not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions.
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
December 31, 2020

Note 3. Summary of Significant Accounting Policies - (continued)
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at December 31, 2020 and December 31, 2019.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
December 31, 2020 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$19,951	$—	$19,951	$—	$(7,769)	$12,182
TBAs	18,260	—	18,260	(13,423)	(4,658)	179
Total Assets	$38,211	$—	$38,211	$(13,423)	$(12,427)	$12,361

Liabilities (2)
TBAs	$(15,495)	$—	$(15,495)	$13,423	$1,061	$(1,011)
Loan warehouse debt	(137,269)	—	(137,269)	137,269	—	—
Security repurchase agreements	(77,775)	—	(77,775)	77,775	—	—
Total Liabilities	$(230,539)	$—	$(230,539)	$228,467	$1,061	$(1,011)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
(2)Interest rate agreements and TBAs are components of derivatives instruments on our consolidated balance sheets. Loan warehouse debt, which is secured by certain residential and business purpose loans, and security repurchase agreements are components of Short-term debt and Long-term debt on our consolidated balance sheets.
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
December 31, 2020

Note 4. Principles of Consolidation - (continued)
Analysis of Consolidated VIEs
At December 31, 2020, we consolidated Legacy Sequoia, Sequoia Choice, Freddie Mac SLST, Freddie Mac K-Series and CAFL securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for the consolidated Sequoia and CAFL entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At December 31, 2020, the estimated fair value of our investments in the consolidated Legacy Sequoia, Sequoia Choice, Freddie Mac SLST, Freddie Mac K-Series, and CAFL entities was $5 million, $220 million, $430 million, $28 million, and $242 million, respectively.
During the first quarter of 2020, we sold subordinate securities (and transferred directing certificate holder status as a result of these sales) issued by four of these Freddie Mac K-Series securitization trusts and determined that we should derecognize the associated assets and liabilities of each of these entities for financial reporting purposes. We deconsolidated $3.86 billion of multifamily loans and other assets and $3.72 billion of multifamily ABS issued and other liabilities, for which we realized market valuation losses of $72 million, which were recorded through Investment fair value changes, net on our consolidated statements of income (loss).
Beginning in 2018, we consolidated two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At December 31, 2020, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 10 for a further description of these entities and the investments they hold and Note 12 for additional information on the minority partner’s interest. Additionally, beginning in 2018, we consolidated an entity that was formed to finance servicer advances, that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 13 for additional information on the servicer advance financing. At December 31, 2020, the estimated fair value of our investment in the Servicing Investment entities was $68 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 4. Principles of Consolidation - (continued)
The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs Accounted for as Collateralized Financing Entities

December 31, 2020	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$285,935	$1,565,322	$2,221,153	$—	$—	$—	$4,072,410
Business purpose loans, held-for-investment	—	—	—	—	3,249,194	—	3,249,194
Multifamily loans, held-for-investment	—	—	—	492,221	—	—	492,221
Other investments	—	—	—	—	—	251,773	251,773
Cash and cash equivalents	—	—	—	—	—	11,579	11,579
Restricted cash	148	—	—	—	—	23,220	23,368
Accrued interest receivable	305	6,802	6,754	1,337	13,055	2,334	30,587
Other assets	638	—	646	—	2,930	5,723	9,937
Total Assets	$287,026	$1,572,124	$2,228,553	$493,558	$3,265,179	$294,629	$8,141,069
Short-term debt	$—	$—	$—	$—	$—	$208,375	$208,375
Accrued interest payable	141	4,697	4,846	1,177	10,278	135	21,274
Accrued expenses and other liabilities	—	50	—	—	—	18,353	18,403
Asset-backed securities issued	282,326	1,347,357	1,793,620	463,966	3,013,093	—	6,900,362
Total Liabilities	$282,467	$1,352,104	$1,798,466	$465,143	$3,023,371	$226,863	$7,148,414

Number of VIEs	20	10	2	1	14	3	50

December 31, 2019	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$407,890	$2,291,463	$2,367,215	$—	$—	$—	$5,066,568
Business purpose loans, held-for-investment	—	—	—	—	2,192,552	—	2,192,552
Multifamily loans, held-for-investment	—	—	—	4,408,524	—	—	4,408,524
Other investments	—	—	—	—	—	184,802	184,802
Cash and cash equivalents	—	—	—	—	—	9,015	9,015
Restricted cash	143	27	—	—	—	21,766	21,936
Accrued interest receivable	655	9,824	7,313	13,539	9,572	4,869	45,772
Other assets	460	—	445	—	1,795	—	2,700
Total Assets	$409,148	$2,301,314	$2,374,973	$4,422,063	$2,203,919	$220,452	$11,931,869
Short-term debt	$—	$—	$—	$—	$—	$152,554	$152,554
Accrued interest payable	395	7,732	5,374	12,887	7,485	187	34,060
Accrued expenses and other liabilities	—	27	—	—	—	14,956	14,983
Asset-backed securities issued	402,465	2,037,198	1,918,322	4,156,239	2,001,251	—	10,515,475
Total Liabilities	$402,860	$2,044,957	$1,923,696	$4,169,126	$2,008,736	$167,697	$10,717,072

Number of VIEs	20	9	2	5	10	3	49

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 4. Principles of Consolidation - (continued)
The following tables present income (loss) from these VIEs for the years ended December 31, 2020 and 2019.
Table 4.2 – Income (Loss) from Consolidated VIEs Accounted for as Collateralized Financing Entities

	Year Ended December 31, 2020
	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$9,061	$87,093	$85,609	$54,813	$136,950	$17,665	$391,191
Interest expense	(5,945)	(73,643)	(62,483)	(51,521)	(105,732)	(6,441)	(305,765)
Net interest income	3,116	13,450	23,126	3,292	31,218	11,224	85,426
Non-interest income
Investment fair value changes, net	(1,512)	(13,244)	(21,160)	(81,039)	(39,574)	(11,327)	(167,856)
Total non-interest income, net	(1,512)	(13,244)	(21,160)	(81,039)	(39,574)	(11,327)	(167,856)
General and administrative expenses	—	—	—	—	—	(867)	(867)
Other expenses	—	—	—	—	—	193	193
Income (Loss) from Consolidated VIEs	$1,604	$206	$1,966	$(77,747)	$(8,356)	$(777)	$(83,104)

	Year Ended December 31, 2019
	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$17,649	$108,798	$57,840	$132,600	$23,072	$14,511	$354,470
Interest expense	(14,418)	(93,354)	(42,574)	(126,948)	(17,173)	(11,952)	(306,419)
Net interest income	3,231	15,444	15,266	5,652	5,899	2,559	48,051
Non-interest income
Investment fair value changes, net	(1,545)	6,947	27,206	21,430	(3,636)	3,311	53,713
Total non-interest income, net	(1,545)	6,947	27,206	21,430	(3,636)	3,311	53,713
General and administrative expenses	—	—	—	—	—	(343)	(343)
Other expenses	—	—	—	—	—	(1,106)	(1,106)
Income from Consolidated VIEs	$1,686	$22,391	$42,472	$27,082	$2,263	$4,421	$100,315
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 4. Principles of Consolidation - (continued)
During the third quarter of 2020, we re-securitized subordinate securities we owned in our consolidated Freddie Mac SLST securitization trusts through the transfer of these financial assets to a re-securitization trust that we sponsored. We retain a subordinate investment in the re-securitization trust and maintain certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the entity, as we have both the power to direct the activities that most significantly impact the performance of the VIE and the right to receive benefits of and the obligation to absorb losses from the VIE that could potentially be significant to the VIE. At securitization, we issued $210 million of ABS and have elected to account for the ABS issued at amortized cost.
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 53 Sequoia securitization entities sponsored by us that are still outstanding as of December 31, 2020 and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded MSRs on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
During each of the years ended December 31, 2020 and 2019, we transferred residential loans to five Sequoia securitization entities sponsored by us, and accounted for these transfers as sales for financial reporting purposes. The following table presents information related to securitization transactions that occurred during the years ended December 31, 2020 and 2019.
Table 4.3 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2020	2019
Principal balance of loans transferred	$2,223,462	$1,872,910
Trading securities retained, at fair value	49,089	8,882
AFS securities retained, at fair value	4,187	4,847
The following table summarizes the cash flows during the years ended December 31, 2020 and 2019 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.4 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Years Ended December 31,
(In Thousands)	2020	2019
Proceeds from new transfers	$2,276,521	$1,912,334
MSR fees received	9,749	11,857
Funding of compensating interest, net	(405)	(368)
Cash flows received on retained securities	24,172	27,045

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 4. Principles of Consolidation - (continued)
The following table presents the key weighted average assumptions used to value securities retained at the date of securitization for securitizations completed during 2020 and 2019.
Table 4.5 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Year Ended December 31, 2020		Year Ended December 31, 2019
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	29%	14%	25%	15%
Discount rates	14%	7%	14%	7%
Credit loss assumptions	0.27%	0.24%	0.20%	0.20%
The following table presents additional information at December 31, 2020 and December 31, 2019, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.6 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	December 31, 2020	December 31, 2019
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$20,982	$88,425
Subordinate securities, classified as AFS	136,475	140,649
Mortgage servicing rights	8,413	40,254
Maximum loss exposure (1)	$165,870	$269,328
Assets transferred:
Principal balance of loans outstanding	$7,728,432	$10,299,442
Principal balance of loans 30+ days delinquent	138,029	41,809
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
December 31, 2020

Note 4. Principles of Consolidation - (continued)
The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at December 31, 2020 and December 31, 2019.
Table 4.7 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

December 31, 2020	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2020	$8,413	$17,333	$140,124
Expected life (in years) (2)	2	3	8
Prepayment speed assumption (annual CPR) (2)	37%	31%	33%
Decrease in fair value from:
10% adverse change	$906	$1,557	$452
25% adverse change	2,058	3,754	2,298
Discount rate assumption (2)	12%	21%	5%
Decrease in fair value from:
100 basis point increase	$196	$337	$9,769
200 basis point increase	380	659	18,650
Credit loss assumption (2)	N/A	0.41%	0.41%
Decrease in fair value from:
10% higher losses	N/A	$—	$2,409
25% higher losses	N/A	—	5,915

December 31, 2019	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at December 31, 2019	$40,254	$48,765	$180,309
Expected life (in years) (2)	6	6	14
Prepayment speed assumption (annual CPR) (2)	11%	14%	16%
Decrease in fair value from:
10% adverse change	$1,643	$1,908	$205
25% adverse change	3,913	5,086	1,434
Discount rate assumption (2)	11%	12%	5%
Decrease in fair value from:
100 basis point increase	$1,447	$1,079	$18,127
200 basis point increase	2,795	2,482	33,630
Credit loss assumption (2)	N/A	0.21%	0.21%
Decrease in fair value from:
10% higher losses	N/A	$—	$1,804
25% higher losses	N/A	—	4,520

(1)Senior securities included $17 million and $49 million of interest-only securities at December 31, 2020 and December 31, 2019, respectively.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 4. Principles of Consolidation - (continued)
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at December 31, 2020 and December 31, 2019, grouped by asset type.
Table 4.8 – Third-Party Sponsored VIE Summary

(In Thousands)	December 31, 2020	December 31, 2019
Mortgage-Backed Securities
Senior	$11,131	$127,094
Mezzanine	2,014	508,195
Subordinate	173,523	235,510
Total Mortgage-Backed Securities	186,668	870,799
Excess MSR	14,133	16,216
Total Investments in Third-Party Sponsored VIEs	$200,801	$887,015
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
December 31, 2020

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at December 31, 2020 and December 31, 2019.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale at fair value	$176,604	$176,604	$536,280	$536,280
Residential loans, held-for-investment	4,072,410	4,072,410	7,178,465	7,178,465
Business purpose loans, held-for-sale	245,394	245,394	331,565	331,565
Business purpose loans, held-for-investment	3,890,959	3,890,959	3,175,178	3,175,178
Multifamily loans	492,221	492,221	4,408,524	4,408,524
Real estate securities	344,125	344,125	1,099,874	1,099,874
Servicer advance investments (1)	231,489	231,489	169,204	169,204
MSRs (1)	8,815	8,815	42,224	42,224
Excess MSRs (1)	34,418	34,418	31,814	31,814
Shared home appreciation options (1)	42,440	42,440	45,085	45,085
Cash and cash equivalents	461,260	461,260	196,966	196,966
Restricted cash	83,190	83,190	93,867	93,867
Derivative assets	53,238	53,238	35,701	35,701
REO (2)	8,413	9,229	9,462	10,389
Margin receivable (2)	4,758	4,758	209,776	209,776
FHLBC stock (2)	5,000	5,000	43,393	43,393
Pledged collateral (2)	1,177	1,177	32,945	32,945
Liabilities
Short-term debt	$522,609	$522,609	$2,329,145	$2,329,145
Margin payable (3)	—	—	1,700	1,700
Guarantee obligation (3)	10,039	7,843	14,009	13,754
Contingent consideration (3)	—	—	28,484	28,484
Derivative liabilities	16,072	16,072	163,424	163,424
ABS issued net
Fair value	6,900,362	6,900,362	10,515,475	10,515,475
Amortized cost	200,299	204,892	—	—
FHLBC long-term borrowings	1,000	1,000	1,999,999	1,999,999
Other long-term debt, net	774,726	783,570	183,520	184,666
Convertible notes, net	511,085	499,865	631,125	661,985
Trust preferred securities and subordinated notes, net	138,674	80,910	138,628	99,045
(1)These investments are included in Other investments on our consolidated balance sheets.
(2)These assets are included in Other assets on our consolidated balance sheets.
(3)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 5. Fair Value of Financial Instruments - (continued)
During the years ended December 31, 2020 and 2019, we elected the fair value option for $108 million and $333 million of securities, respectively, $4.37 billion and $6.99 billion of residential loans (principal balance), respectively, $1.40 billion and $4.02 billion of business purpose loans (principal balance), respectively, zero and $1.43 billion of multifamily loans (principal balance), respectively, $179 million and $70 million of servicer advance investments, respectively, $11 million and $8 million of excess MSRs, respectively, and $4 million and $43 million of shared home appreciation options, respectively. We anticipate electing the fair value option for all future purchases of residential and business purpose loans that we intend to sell to third parties or transfer to securitizations, as well as for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at December 31, 2020 and December 31, 2019, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2020	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$4,249,014	$—	$—	$4,249,014
Business purpose loans	4,136,353	—	—	4,136,353
Multifamily loans	492,221	—	—	492,221
Real estate securities	344,125	—	—	344,125
Servicer advance investments	231,489	—	—	231,489
MSRs	8,815	—	—	8,815
Excess MSRs	34,418	—	—	34,418
Shared home appreciation options	42,440	—	—	42,440
Derivative assets	53,238	18,260	19,951	15,027
Pledged collateral	1,177	1,177	—	—
FHLBC stock	5,000	—	5,000	—

Liabilities
Derivative liabilities	$16,072	$15,495	$—	$577
ABS issued	6,900,362	—	—	6,900,362

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 5. Fair Value of Financial Instruments - (continued)

December 31, 2019	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$7,714,745	$—	$—	$7,714,745
Business purpose loans	3,506,743	—	—	3,506,743
Multifamily loans	4,408,524	—	—	4,408,524
Real estate securities	1,099,874	—	—	1,099,874
Servicer advance investments	169,204	—	—	169,204
MSRs	42,224	—	—	42,224
Excess MSRs	31,814	—	—	31,814
Shared home appreciation options	45,085	—	—	45,085
Derivative assets	35,701	6,531	19,020	10,150
Pledged collateral	32,945	32,945	—	—
FHLBC stock	43,393	—	43,393	—

Liabilities
Contingent consideration	$28,484	$—	$—	$28,484
Derivative liabilities	163,424	13,368	148,766	1,290
ABS issued	10,515,475	—	—	10,515,475
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2020 and December 31, 2019.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	MSRs	Excess MSRs	Shared Home Appreciation Options
(In Thousands)
Beginning balance - December 31, 2019	$7,714,745	$3,506,743	$4,408,524	$860,540	$239,334	$169,204	$42,224	$31,814	$45,085
Acquisitions	4,483,473	—	—	108,249	57,652	179,419	—	10,906	3,517
Originations	—	1,431,251	—	—	—	—	—	—	—
Sales	(6,262,958)	(135,800)	—	(603,529)	(55,192)	—	—	—	—
Principal paydowns	(1,552,171)	(753,026)	(7,703)	(8,687)	(17,924)	(107,527)	—	—	(4,278)
Deconsolidations	—	—	(3,849,779)	—	—	—	—	—	—
Gains (losses) in net income (loss), net	(132,307)	99,590	(58,821)	(230,906)	10,792	(9,607)	(33,409)	(8,302)	(1,884)
Unrealized losses in OCI, net	—	—	—	—	(16,204)	—	—	—	—
Other settlements, net (1)	(1,768)	(12,405)	—	—	—	—	—	—	—
Ending balance - December 31, 2020	$4,249,014	$4,136,353	$492,221	$125,667	$218,458	$231,489	$8,815	$34,418	$42,440

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

		Liabilities
	Derivatives (2)	Contingent Consideration	ABS Issued
(In Thousands)
Beginning balance - December 31, 2019	$8,860	$28,484	$10,515,475
Acquisitions	—	—	1,478,589
Principal paydowns	—	(13,353)	(1,487,958)
Deconsolidations	—	—	(3,706,789)
Gains (losses) in net income (loss), net	56,972	(446)	101,045
Other settlements, net (1)	(51,382)	(14,685)	—
Ending balance - December 31, 2020	$14,450	$—	$6,900,362

	Assets
(In Thousands)	Residential Loans	Business Purpose Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	MSRs	Excess MSRs	Shared Home Appreciation Options
Beginning balance - December 31, 2018	$7,254,631	$141,258	$2,144,598	$1,118,612	$333,882	$300,468	$60,281	$27,312	$—
Acquisitions	7,092,866	2,639,615	2,162,386	332,593	26,538	69,610	868	7,762	44,243
Originations	—	1,015,436	—	—	—	—	—	—	—
Sales	(5,141,886)	(76,909)	—	(597,122)	(110,070)	—	—	—	—
Principal paydowns	(1,609,220)	(213,655)	(28,543)	(44,600)	(39,702)	(203,876)	—	—	—
Gains (losses) in net income, net	119,132	7,423	130,083	56,008	24,580	3,002	(18,925)	(3,260)	842
Unrealized gains in OCI, net	—	—	—	—	4,106	—	—	—	—
Other settlements, net (1)	(778)	(6,425)	—	(4,951)	—	—	—	—	—
Ending balance - December 31, 2019	$7,714,745	$3,506,743	$4,408,524	$860,540	$239,334	$169,204	$42,224	$31,814	$45,085

		Liabilities
(In Thousands)	Derivatives (2)	Contingent Consideration	ABS Issued
Beginning balance - December 31, 2018	$2,181	$—	$5,410,073
Acquisitions	—	25,267	6,098,462
Principal paydowns	—	—	(1,112,437)
Gains (losses) in net income, net	62,220	3,217	119,377
Other settlements, net (1)	(55,541)	—	—
Ending balance - December 31, 2019	$8,860	$28,484	$10,515,475
(1)     Other settlements, net for residential and business purpose loans represents the transfer of loans to REO, and for derivatives, the settlement of forward sale commitments and the transfer of the fair value of loan purchase or interest rate lock commitments at the time loans are acquired to the basis of residential and single-family rental loans. Other settlements, net for contingent consideration reflects the reclassification from a contingent liability to a deferred liability during the period due to an amendment in the underlying agreement. See Note 16 for further discussion. Other settlements, net for trading securities relates to the consolidation of Freddie Mac K-Series securitization entities.
(2)     For the purpose of this presentation, derivative assets and liabilities, which consist of loan purchase commitments, forward sale commitments, and interest rate lock commitments, are presented on a net basis.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of gains or losses included in our consolidated statements of income that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at December 31, 2020, 2019, and 2018. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the years ended December 31, 2020, 2019, and 2018 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at December 31, 2020, 2019, and 2018 Included in Net Income

	Included in Net Income
	Years Ended December 31,
(In Thousands)	2020	2019	2018
Assets
Residential loans at Redwood	$1,138	$67,470	$(17,757)
Business purpose loans	9,420	14,603	445
Net investments in consolidated Sequoia entities (1)	(14,646)	4,529	(1,046)
Net investments in consolidated Freddie Mac SLST entities (1)	(21,220)	27,225	21,295
Net investments in consolidated Freddie Mac K-Series entities (1)	(9,309)	21,430	931
Net investments in consolidated CAFL entities (1)	(37,062)	(14,681)	—
Trading securities	(83,327)	18,865	(12,256)
Available-for-sale securities	(388)	—	(89)
Servicer advance investments	(8,902)	3,001	(702)
MSRs	(17,545)	(11,957)	1,942
Excess MSRs	(8,302)	(3,260)	1,824
Shared home appreciation options	(1,884)	842	—
Loan purchase and interest rate lock commitments	15,027	10,190	2,913

Liabilities
Loan purchase commitments	$(577)	$(1,290)	$(732)
Contingent consideration	—	(3,217)	—
(1)    Represents the portion of net gains or losses included in our consolidated statements of income (loss) related to loans and the associated ABS issued at our consolidated securitization entities held at December 31, 2020, 2019, and 2018, which netted together represent the change in value of our investments at the consolidated VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents information on assets recorded at fair value on a non-recurring basis at December 31, 2020 and December 31, 2019. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at December 31, 2020 and December 31, 2019.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

					Gain (Loss) for Year Ended
December 31, 2020	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2020
Assets
REO	$1,117	$—	$—	$1,117	$(157)

					Gain (Loss) for Year Ended
December 31, 2019	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3	December 31, 2019
Assets
REO	$4,051	$—	$—	$4,051	$(1,363)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the years ended December 31, 2020, 2019, and 2018.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.6 – Market Valuation Gains and Losses, Net

	Years Ended December 31,
(In Thousands)	2020	2019	2018
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$(15,477)	$3,267	$23,144
Residential loan purchase and forward sale commitments	56,761	60,260	(1,336)
Single-family rental loans held-for-sale, at fair value	82,169	15,043	375
Single-family rental loan purchase and interest rate lock commitments	341	1,961	78
Bridge loans	(4,998)	4,518	—
Trading securities (1)	(4,535)	—	—
Risk management derivatives, net	(47,779)	(15,723)	34,739
Total mortgage banking activities, net (2)	$66,482	$69,326	$57,000
Investment Fair Value Changes, Net
Residential loans held-for-investment at Redwood	$(93,314)	$58,891	$(29,573)
Single-family rental loans held-for-investment	(20,806)	272	—
Bridge loans held-for-investment	(10,629)	(2,139)	(29)
Trading securities	(226,196)	56,046	(8,055)
Servicer advance investments	(8,901)	3,001	(701)
Excess MSRs	(8,302)	(3,260)	1,823
Net investments in Legacy Sequoia entities (3)	(1,513)	(1,545)	(1,016)
Net investments in Sequoia Choice entities (3)	(13,244)	6,947	443
Net investments in Freddie Mac SLST entities (3)	(21,160)	27,206	1,271
Net investments in Freddie Mac K-Series entities (3)	(81,039)	21,430	931
Net investments in CAFL entities (3)	(36,754)	(3,636)	—
Other investments	(7,050)	(544)	(434)
Risk management derivatives, net	(59,142)	(127,169)	9,740
Change in allowance for credit losses on AFS securities	(388)	—	(89)
Total investment fair value changes, net	$(588,438)	$35,500	$(25,689)
Other Income
MSRs	$(33,409)	$(18,856)	$(2,508)
Risk management derivatives, net	13,966	8,595	(4,734)
Gain on re-measurement of 5 Arches investment	—	2,441	—
Total other income (4)	$(19,443)	$(7,820)	$(7,242)
Total Market Valuation (Losses) Gains, Net	$(541,399)	$97,006	$24,069
(1)Represents fair value changes on trading securities that are being used along with risk management derivatives to manage the mark-to-market risks associated with our residential mortgage banking operations.
(2)Mortgage banking activities, net presented above does not include fee income from loan originations or acquisitions, provisions for repurchases expense, and other expenses that are components of Mortgage banking activities, net presented on our consolidated statements of income (loss), as these amounts do not represent market valuation changes.
(3)Includes changes in fair value of the residential loans held-for-investment, REO and the ABS issued at the entities, which netted together represent the change in value of our investments at the consolidated VIEs.
(4)Other income presented above does not include net MSR fee income or provisions for repurchases for MSRs, as these amounts do not represent market valuation adjustments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
December 31, 2020

Note 5. Fair Value of Financial Instruments - (continued)
The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

December 31, 2020	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (1)
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$19,464	Prepayment rate (annual CPR)	20	-	20%		20%
		Whole loan spread to swap rate	305	-	305	bps	305	bps

Jumbo loans committed to sell	157,140	Whole loan committed sales price	$102.54	-	$103.22		$102.83

Loans held by Legacy Sequoia (2)	285,935	Liability price			N/A		N/A

Loans held by Sequoia Choice (2)	1,565,322	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (2)	2,221,153	Liability price			N/A		N/A

Business purpose loans:
Single-family rental loans	245,394	Senior credit spread	120	-	190	bps	131	bps
		Subordinate credit spread	160	-	1,650	bps	389	bps
		Senior credit support	25	-	34%		32%
		IO discount rate	9	-	9%		9%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Non-securitizable loan dollar price	$86	-	$105		$99

Single-family rental loans held by CAFL	3,249,194	Liability price			N/A		N/A

Bridge loans	641,765	Discount rate	6	-	15%		9%

Multifamily loans held by Freddie Mac K-Series (2)	492,221	Liability price			N/A		N/A

Trading and AFS securities	344,125	Discount rate	3	-	25%		9%
		Prepayment rate (annual CPR)	9	-	56%		28%
		Default rate	—	-	25%		3%
		Loss severity	—	-	50%		21%
		CRT dollar price	$84	-	$104		$95

Servicer advance investments	231,489	Discount rate	3	-	4%		3%
		Prepayment rate (annual CPR)	8	-	14%		14%
		Expected remaining life (3)	4	-	4	yrs	4	yrs
		Mortgage servicing income	—	-	16	bps	7	bps

MSRs	8,815	Discount rate	12	-	12%		12%
		Prepayment rate (annual CPR)	10	-	100%		38%
		Per loan annual cost to service	$97	-	$97		$97

Excess MSRs	34,418	Discount rate	15	-	19%		17%
		Prepayment rate (annual CPR)	14	-	27%		19%
		Excess mortgage servicing amount	9	-	16	bps	12	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

December 31, 2020	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average
Assets (continued)
Shared home appreciation options	$42,440	Discount rate	15	-	15%		15%
		Prepayment rate (annual CPR)	10	-	24%		18%
		Home price appreciation	3	-	3%		3%

REO	1,117	Loss severity	1	-	46%		21%

Residential loan purchase commitments, net	14,450	Committed sales price	$100.94	-	$103.22		$102.25
		Pull-through rate	17	-	100%		65%
		Whole loan spread to TBA price	$2.50	-	$2.50		$2.50
		Whole loan spread to swap rate - fixed rate	305	-	305	bps	305	bps
		Prepayment rate (annual CPR)	20	-	20%		20%
		MSR multiple	—	-	3.9	x	3.0	x

Liabilities
ABS issued (2)
At consolidated Sequoia entities	1,629,683	Discount rate	2	-	26%		3%
		Prepayment rate (annual CPR)	8	-	55%		31%
		Default rate	—	-	41%		3%
		Loss severity	30	-	50%		31%

At consolidated Freddie Mac SLST entities	1,793,620	Discount rate	1	-	7%		2%
		Prepayment rate (annual CPR)	6	-	7%		6%
		Default rate	9	-	15%		11%
		Loss severity	35	-	35%		35%

At consolidated Freddie Mac K-Series entities (4)	463,966	Discount rate	1	-	17%		2%

At consolidated CAFL entities (4)	3,013,093	Discount rate	1	-	40%		3%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Default rate	—	-	18%		10%
		Loss severity	30	-	30%		30%

(1)The weighted average input values for all loan types are based on the unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(2)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities. At December 31, 2020, the fair value of securities we owned at the consolidated Sequoia, Freddie Mac SLST, Freddie Mac K-Series, and CAFL entities was $222 million, $428 million, $28 million, and $239 million, respectively.
(3)Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).
(4)As a market convention, certain securities are priced to a no-loss yield and therefore do not include default and loss severity assumptions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
Residential loans, business purpose loans, and multifamily loans at consolidated entities
We have elected to account for our consolidated securitization entities as collateralized financing entities in accordance with GAAP. A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we use the fair value of the ABS issued by the CFEs (which we determined to be more observable) to determine the fair value of the loans held at these entities, whereby the net assets we consolidate in our financial statements related to these entities represent the estimated fair value of our retained interests in the CFEs.
Business purpose loans
Business purpose loans include single-family rental loans and bridge loans. Significant inputs in the valuation analysis for these assets are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs.
Estimated fair values for our securitizable single-family rental loans are determined using models that incorporate various inputs, including pricing information from market comparable securitizations. Certain significant inputs in these models are considered unobservable and are therefore Level 3 in nature. Significant pricing inputs obtained from market activity include indicative spreads to indexed swap rates for senior and subordinate MBS, IO MBS discount rates, senior credit support levels, and assumed future prepayment rates (Level 3). These assets would generally decrease in value based upon an increase in the credit spread, prepayment speed, or credit support assumptions. Non-securitizable single-family rental loans are generally comprised of performing loans that cannot be securitized and certain delinquent loans, and are valued at a dollar price that is informed by various market data, including the estimated fair value of the collateral securing the loan, for which we typically receive third-party appraisals (Level 3).
Prices for our bridge loans are determined using discounted cash flow modeling, which incorporates a primary significant unobservable input of discount rate. Cash flows for performing loans are generally based on contractual loan terms, whereas cash flows for delinquent loans are generally based on the estimated fair value of the underlying collateral, for which we typically receive third-party appraisals (Level 3). These assets would generally decrease in value based upon an increase in the discount rate.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 5. Fair Value of Financial Instruments - (continued)
Real estate securities
Real estate securities include residential, multifamily, and other mortgage-backed securities that are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis for these assets are predominantly Level 3 in nature, due to the lack of readily available market quotes and related inputs. For real estate securities, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators that are factored into the analysis include bid/ask spreads, the amount and timing of credit losses, interest rates, and collateral prepayment rates. Estimated fair values are based on applying the market indicators to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as a discount rate, prepayment rate, default rate and loss severity. The estimated fair value of our securities would generally decrease based upon an increase in discount rate, default rates, loss severities, or a decrease in prepayment rates.
As part of our securities valuation process, we request and consider indications of value from third-party securities dealers. For purposes of pricing our securities at December 31, 2020, we received dealer price indications on 75% of our securities, representing 88% of our carrying value. In the aggregate, our internal valuations of the securities for which we received dealer price indications were within 3% of the aggregate average dealer valuations. Once we receive the price indications from dealers, they are compared to other relevant market inputs, such as actual or comparable trades, and the results of our discounted cash flow analysis. In circumstances where relevant market inputs cannot be obtained, increased reliance on discounted cash flow analysis and management judgment are required to estimate fair value.
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
LPC, IRLC and FSC fair values for residential jumbo and single-family rental loans are estimated based on the estimated fair values of the underlying loans (as described in "Residential loans at Redwood" and "Business purpose loans" above). In addition, fair values for LPCs and IRLCs are estimated based on the probability that the mortgage loan will be purchased or originated (the "Pull-through rate") (Level 3).
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
December 31, 2020

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
Excess MSRs
Estimated fair values for excess MSRs are determined through internal pricing models that estimate future cash flows and utilize certain significant inputs that are considered unobservable and are therefore Level 3 in nature. The valuation technique is based on discounted cash flows. Significant unobservable inputs used in the valuations include prepayment rate (of the loans underlying the investments), the amount of excess servicing income expected to be received ("excess mortgage servicing income"), and discount rate. These assets would generally decrease in value based upon an increase in prepayment rates or discount rate, or a decrease in excess mortgage servicing income.
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
Cash and cash equivalents
Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less and money market fund investments which are generally invested in U.S. government securities and are available to us on a daily basis. Fair values equal carrying values (Level 1).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
Short-term debt
Short-term debt includes our credit facilities for residential and business purpose loans and real estate securities as well as non-recourse short-term borrowings used to finance servicer advance investments. As these borrowings are secured and subject to margin calls and as the rates on these borrowings reset frequently to market rates, we believe that carrying values approximate fair values (Level 2).
ABS issued
ABS issued includes asset-backed securities issued through the Legacy Sequoia, Sequoia Choice, and CAFL securitization entities, as well as securities issued by certain third-party Freddie Mac K-Series and SLST securitization entities that we consolidate. These instruments are generally illiquid in nature and trade infrequently. Significant inputs in the valuation analysis are predominantly Level 3, due to the nature of these instruments and the lack of readily available market quotes. For ABS issued, we utilize both market comparable pricing and discounted cash flow analysis valuation techniques. Relevant market indicators factored into the analysis include bid/ask spreads, the amount and timing of collateral credit losses, interest rates, and collateral prepayment rates. Estimated fair values incorporate market indicators as well as other significant unobservable inputs to generate discounted cash flows (Level 3). These cash flow models use significant unobservable inputs such as discount rate, prepayment rate, default rate, and loss severity. A decrease in credit losses or discount rates, or an increase in prepayment rates, would generally cause the fair value of the ABS issued to decrease (i.e., become a larger liability).
Financial Instruments Carried at Amortized Cost
Guarantee obligations
In association with our risk-sharing transactions with the Agencies, we have made certain guarantees which are carried on our balance sheet at amortized cost (Level 3).
ABS issued
We account for certain ABS issued by a re-securitization trust sponsored by Redwood at amortized cost (Level 3).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 5. Fair Value of Financial Instruments - (continued)
Subordinate securities financing facilities
Borrowings under our subordinate securities financing facilities are secured by real estate securities and carried at unpaid principal balance net of any unamortized deferred issuance costs (Level 3).
Non-Recourse Business Purpose Loan Financing Facilities
Borrowings under our non-recourse business purpose loans financing facilities are secured by bridge loans and other BPL investments and carried at unpaid principal balance net of any unamortized deferred issuance costs (Level 3).
Recourse Business Purpose Loan Financing Facilities
Borrowings under our recourse business purpose loan financing facilities are secured by bridge loans and single-family rental loans and carried at unpaid principal balance net of any unamortized deferred issuance costs (Level 3).
Recourse Revolving Debt Facility
Borrowings under our recourse revolving debt facility are secured by MSRs and certificated mortgage servicing rights and carried at unpaid principal balance (Level 3).
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
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at December 31, 2020 and December 31, 2019.
Table 6.1 – Classifications and Carrying Values of Residential Loans

December 31, 2020		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale at fair value	$176,641	$—	$—	$—	$176,641
Held-for-investment at fair value	—	285,935	1,565,322	2,221,153	4,072,410
Total Residential Loans	$176,641	$285,935	$1,565,322	$2,221,153	$4,249,051

December 31, 2019		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale at fair value	$536,385	$—	$—	$—	$536,385
Held-for-investment at fair value	2,111,897	407,890	2,291,463	2,367,215	7,178,465
Total Residential Loans	$2,648,282	$407,890	$2,291,463	$2,367,215	$7,714,850

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 6. Residential Loans - (continued)
At December 31, 2020, we owned mortgage servicing rights associated with $172 million (principal balance) of residential loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
The following table summarizes the characteristics of residential loans held-for-sale at December 31, 2020 and December 31, 2019.
Table 6.2 – Characteristics of Residential Loans Held-for-Sale

(Dollars in Thousands)	December 31, 2020	December 31, 2019
Number of loans	198	669
Unpaid principal balance	$172,748	$525,069
Fair value of loans	$176,641	$536,385
Market value of loans pledged as collateral under short-term borrowing agreements	$156,355	$201,949

Delinquency information
Number of loans with 90+ day delinquencies	1	1
Unpaid principal balance of loans with 90+ day delinquencies	$1,882	$747
Fair value of loans with 90+ day delinquencies	$1,223	$616
Number of loans in foreclosure	—	—

The following table provides the activity of residential loans held-for-sale during the years ended December 31, 2020 and 2019.
Table 6.3 – Activity of Residential Loans Held-for-Sale

	Year Ended December 31,
(In Thousands)	2020	2019
Principal balance of loans acquired	$4,374,201	$5,732,699
Principal balance of loans sold	6,463,741	6,069,518
Net market valuation gains (losses) recorded (1)	(15,477)	3,267
(1)Net market valuation gains (losses) on residential loans held-for-sale are recorded through Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Investment at Fair Value
The following tables summarize the characteristics of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at December 31, 2020 and December 31, 2019.
Table 6.4 – Characteristics of Residential Loans Held-for-Investment

December 31, 2020		Legacy	Sequoia	Freddie Mac
(Dollars in Thousands)	Redwood	Sequoia	Choice	SLST
Number of loans	—	1,908	2,177	13,605
Unpaid principal balance	$—	$333,474	$1,550,454	$2,247,771
Fair value of loans	$—	$285,935	$1,565,322	$2,221,153

Delinquency information
Number of loans with 90+ day delinquencies (1)	—	52	94	2,110
Unpaid principal balance of loans with 90+ day delinquencies	$—	$17,285	$74,742	$389,245
Fair value of loans with 90+ day delinquencies (2)	$—	N/A	N/A	N/A
Number of loans in foreclosure	—	21	3	245
Unpaid principal balance of loans in foreclosure	$—	$4,939	$2,251	$38,610

December 31, 2019		Legacy	Sequoia	Freddie Mac
(Dollars in Thousands)	Redwood	Sequoia	Choice	SLST
Number of loans	2,940	2,198	3,156	14,502
Unpaid principal balance	$2,052,778	$424,829	$2,240,679	$2,428,035
Fair value of loans	$2,111,897	$407,890	$2,291,463	$2,367,215

Delinquency information
Number of loans with 90+ day delinquencies (1)	2	39	9	587
Unpaid principal balance of loans with 90+ day delinquencies	$1,585	$9,803	$6,755	$134,680
Fair value of loans with 90+ day delinquencies (2)	$1,424	N/A	N/A	N/A
Number of loans in foreclosure	—	16	3	208
Unpaid principal balance of loans in foreclosure	$—	$3,673	$2,290	$33,042
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 6. Residential Loans - (continued)
The following table provides the activity of residential loans held-for-investment at Redwood during the years ended December 31, 2020 and 2019.
Table 6.5 – Activity of Residential Loans Held-for-Investment at Redwood

	Year Ended December 31,
(In Thousands)	2020	2019
Principal balance of loans acquired	$—	$39,194
Principal balance of loans sold	—	—
Fair value of loans transferred from HFS to HFI	13,258	68,703
Fair value of loans transferred from HFI to HFS	1,870,986	22,814
Net market valuation gains (losses) recorded (1)	(93,314)	58,891
(1)Subsequent to the transfer of these loans to our investment portfolio, net market valuation gains (losses) on residential loans held-for-investment at Redwood are recorded through Investment fair value changes, net on our consolidated statements of income (loss).
The following table provides the activity of residential loans held-for-investment at consolidated entities during the years ended December 31, 2020 and 2019.
Table 6.6 – Activity of Residential Loans Held-for-Investment at Consolidated Entities

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Legacy	Sequoia	Freddie Mac	Legacy	Sequoia	Freddie Mac
(In Thousands)	Sequoia	Choice	SLST	Sequoia	Choice	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$270,506	N/A	N/A	$1,076,671	N/A
Net market valuation gains (losses) recorded (2)	$(30,900)	$(30,356)	$35,131	$5,170	$(15,232)	$63,583
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 6. Residential Loans - (continued)
Residential Loan Characteristics
The following table presents the geographic concentration of residential loans recorded on our consolidated balance sheets at December 31, 2020 and December 31, 2019.
Table 6.7 – Geographic Concentration of Residential Loans

	December 31, 2020
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment at Legacy Sequoia	Held-for- Investment at Sequoia Choice	Held-for-Investment at Freddie Mac SLST	Held-for- Investment at FVO
California	43%	17%	34%	14%	—%
Texas	10%	5%	10%	3%	—%
Washington	7%	1%	5%	2%	—%
Colorado	5%	3%	3%	1%	—%
Florida	3%	14%	6%	10%	—%
Illinois	3%	3%	2%	5%	—%
Maryland	2%	2%	1%	5%	—%
New Jersey	1%	5%	2%	7%	—%
New York	1%	10%	5%	10%	—%
Ohio	—%	5%	—%	2%	—%
Other states (none greater than 5%)	25%	35%	32%	41%	—%
Total	100%	100%	100%	100%	—%

	December 31, 2019
Geographic Concentration (by Principal)	Held-for-Sale	Held-for- Investment at Legacy Sequoia	Held-for- Investment at Sequoia Choice	Held-for-Investment at Freddie Mac SLST	Held-for- Investment at FVO
California	36%	18%	35%	14%	45%
Washington	7%	1%	7%	2%	5%
Texas	6%	6%	9%	3%	8%
Colorado	6%	3%	4%	—%	4%
Florida	4%	14%	5%	10%	5%
New Jersey	2%	4%	2%	7%	2%
New York	1%	10%	4%	10%	4%
Other states (none greater than 5%)	38%	44%	34%	54%	27%
Total	100%	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 6. Residential Loans - (continued)
The following table displays the loan product type and accompanying loan characteristics of residential loans recorded on our consolidated balance sheets at December 31, 2020 and December 31, 2019.
Table 6.8 – Product Types and Characteristics of Residential Loans

December 31, 2020
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Legacy Sequoia:
ARM loans:
$—	to	$250	1,524	0.25%	to	5.63%	2020-10	-	2036-05	$146,100	$4,208	$3,966
$251	to	$500	251	0.50%	to	4.13%	2024-05	-	2035-11	86,676	1,908	4,392
$501	to	$750	79	0.25%	to	4.13%	2027-05	-	2035-01	48,437	714	1,192
$751	to	$1,000	27	0.75%	to	3.75%	2028-03	-	2036-03	21,875	—	3,175
	over	$1,000	18	1.00%	to	2.38%	2028-05	-	2035-04	26,422	—	4,560
			1,899							329,510	6,830	17,285
Hybrid ARM loans:
$—	to	$250	2	2.63%	to	2.63%	2033-09	-	2033-10	439	—	—
$251	to	$500	5	2.63%	to	4.00%	2033-07	-	2034-03	1,748	410	—
$501	to	$750	1	2.75%	to	2.75%	2033-08	-	2033-08	556	—	—
	over	$1,000	1	2.63%	to	2.63%	2033-09	-	2033-09	1,221	—	—
			9							3,964	410	—
Total HFI at Legacy Sequoia:			1,908							$333,474	$7,240	$17,285

Held-for-Investment at Sequoia Choice:
Hybrid ARM loans
$—	to	$250	3	5.50%	to	6.75%	2048-03	-	2048-10	$607	$—	$—
$251	to	$500	5	3.50%	to	3.63%	2046-11	-	2049-06	2,196	440	—
$501	to	$750	19	3.25%	to	4.75%	2044-04	-	2049-09	12,214	682	671
$751	to	$1,000	15	3.13%	to	5.00%	2043-12	-	2049-08	12,911	960	1,744
	over	$1,000	12	3.50%	to	5.00%	2044-11	-	2050-02	15,716	—	—
			54							43,644	2,082	2,415

Fixed loans:
$—	to	$250	48	2.75%	to	5.50%	2029-04	-	2049-09	$9,508	$—	$191
$251	to	$500	285	3.13%	to	6.13%	2033-06	-	2050-03	122,327	4,728	2,225
$501	to	$750	1,004	3.00%	to	6.75%	2031-04	-	2050-04	617,488	15,214	24,842
$751	to	$1,000	556	3.25%	to	6.50%	2036-12	-	2050-04	478,938	10,482	21,155
	over	$1,000	230	3.15%	to	5.88%	2036-07	-	2050-04	278,549	4,868	23,914
			2,123							1,506,810	35,292	72,327
Total HFI at Sequoia Choice:			2,177							$1,550,454	$37,374	$74,742

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 6. Residential Loans - (continued)
Table 6.8 – Product Types and Characteristics of Residential Loans (continued)

December 31, 2020
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Freddie Mac SLST:
Fixed loans:
$—	to	$250	11,007	2.00%	to	11.00%	2020-12	-	2059-10	$1,407,107	$283,745	$206,724
$251	to	$500	2,545	2.00%	to	7.75%	2035-05	-	2059-01	811,191	143,195	172,995
$501	to	$750	52	2.00%	to	6.75%	2043-08	-	2058-07	28,461	6,863	9,526
	over	$1,000	1	4.00%	to	4.00%	2056-03	-	2056-03	1,012	1,012	—
Total HFI at Freddie Mac SLST:			13,605							$2,247,771	$434,815	$389,245

Held-for-Sale:
Hybrid ARM loans
$—	to	$250	1	2.00%	to	2.00%	2032-11	-	2032-11	$49	$—	$—
$751	to	$1,000	1	4.38%	to	4.38%	2047-10	-	2047-10	970	970	—
			2							1,019	970	—
Fixed loans
$—	to	$250	1	4.69%	to	4.69%	2044-03	-	2044-03	219	219	—
$501	to	$750	75	2.50%	to	5.50%	2045-12	-	2051-01	48,933	1,127	—
$751	to	$1,000	80	2.38%	to	4.63%	2050-04	-	2051-01	71,137	—	—
	over	$1,000	40	2.38%	to	5.00%	2040-11	-	2051-01	51,440	1,046	1,882
			196							171,729	2,392	1,882
Total Held-for-Sale			198							$172,748	$3,362	$1,882

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 6. Residential Loans - (continued)
Table 6.8 – Product Types and Characteristics of Residential Loans (continued)

December 31, 2019
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Redwood:
Hybrid ARM loans
$—	to	$250	12	3.50%	to	4.5%	2043-09	-	2046-01	$2,423	$—	$—
$251	to	$500	51	3.25%	to	5.63%	2041-01	-	2048-08	20,781	—	—
$501	to	$750	97	2.88%	to	5.13%	2041-09	-	2048-08	61,708	1,364	—
$751	to	$1,000	90	2.88%	to	6.00%	2043-12	-	2048-08	77,550	1,784	971
	over	$1,000	49	3.00%	to	5.50%	2040-10	-	2048-09	64,937	1,428	—
			299							227,399	4,576	971
Fixed loans
$—	to	$250	38	2.90%	to	4.80%	2026-02	-	2047-12	6,549	223	—
$251	to	$500	676	2.75%	to	6.00%	2026-01	-	2049-04	287,984	—	—
$501	to	$750	1,091	2.80%	to	6.75%	2026-04	-	2049-05	669,159	2,325	614
$751	to	$1,000	519	2.75%	to	6.63%	2026-01	-	2049-04	447,499	1,895	—
	over	$1,000	317	3.00%	to	5.88%	2031-04	-	2049-05	414,188	3,202	—
			2,641							1,825,379	7,645	614
Total HFI at Redwood:			2,940							$2,052,778	$12,221	$1,585

Held-for-Investment at Legacy Sequoia:
ARM loans:
$—	to	$250	1,685	1.38%	to	6.00%	2020-01	-	2035-11	$169,230	$5,135	$3,109
$251	to	$500	345	1.25%	to	5.63%	2022-01	-	2036-05	120,260	6,149	3,835
$501	to	$750	87	1.63%	to	4.38%	2027-04	-	2035-02	53,811	3,628	1,211
$751	to	$1,000	45	1.63%	to	4.38%	2027-11	-	2036-03	37,756	827	1,648
	over	$1,000	24	1.63%	to	4.00%	2027-12	-	2035-04	38,341	—	—
			2,186							419,398	15,739	9,803
Hybrid ARM loans:
$—	to	$250	2	4.25%	to	4.50%	2033-09	-	2033-10	465	—	—
$251	to	$500	7	3.63%	to	5.13%	2033-07	-	2034-06	2,494	—	—
$501	to	$750	2	4.50%	to	4.50%	2033-08	-	2033-08	1,181	—	—
	over	$1,000	1	4.50%	to	4.50%	2033-09	-	2033-09	1,291	—	—
			12							5,431	—	—
Total HFI at Legacy Sequoia:			2,198							$424,829	$15,739	$9,803

Held-for-Investment at Sequoia Choice:
Fixed loans:
$—	to	$250	56	2.75%	to	5.50%	2038-02	-	2049-07	$10,743	$—	$—
$251	to	$500	420	3.13%	to	6.13%	2037-12	-	2049-09	184,455	2,282	—
$501	to	$750	1,528	3.13%	to	6.75%	2037-02	-	2049-09	940,914	13,020	2,366
$751	to	$1,000	835	3.25%	to	6.50%	2035-04	-	2049-09	719,609	7,856	3,297
	over	$1,000	317	3.5%	to	5.88%	2038-01	-	2049-09	384,958	1,108	1,092
Total HFI at Sequoia Choice:			3,156							$2,240,679	$24,266	$6,755

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 6. Residential Loans - (continued)
Table 6.8 – Product Types and Characteristics of Residential Loans (continued)

December 31, 2019
(In Thousands)
Loan Balance			Number of Loans	Interest Rate(1)			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Held-for-Investment at Freddie Mac SLST:
Fixed loans:
$—	to	$250	11,639	2.00%	to	11.00%	2019-11	-	2059-10	$1,501,538	$477,592	$79,632
$251	to	$500	2,805	2.00%	to	7.75%	2033-08	-	2058-11	894,126	297,732	52,920
$501	to	$750	57	2.00%	to	6.75%	2043-08	-	2058-07	31,350	8,787	2,623
	over	$1,000	1	4.00%	to	4.00%	2056-03	-	2056-03	1,021	1,021	—
Total HFI at Freddie Mac SLST:			14,502							2,428,035	785,132	135,175

Held-for-Sale:
Hybrid ARM loans
$—	to	$250	7	5.20%	to	7.00%	2047-08	-	2048-12	$1,254	$—	$—
$251	to	$500	1	4.25%	to	4.25%	2049-08	-	2049-08	432	—	—
$501	to	$750	52	3.00%	to	5.50%	2047-04	-	2049-12	33,611	—	—
$751	to	$1,000	33	3.25%	to	4.88%	2047-04	-	2049-11	28,573	—	—
	over	$1,000	22	3.25%	to	5.25%	2048-06	-	2049-11	28,013	—	—
			115							91,883	—	—
Fixed loans
$—	to	$250	2	3.88%	to	7.13%	2034-08	-	2049-07	481	—	—
$251	to	$500	13	3.63%	to	6.50%	2048-01	-	2050-01	6,234	—	—
$501	to	$750	301	3.20%	to	5.88%	2034-05	-	2050-01	186,251	—	747
$751	to	$1,000	161	3.50%	to	6.50%	2034-07	-	2050-01	139,786	—	—
	over	$1,000	77	3.20%	to	5.00%	2034-08	-	2050-01	100,293	1,650	—
			554							433,045	1,650	747
Total Held-for-Sale			669							$524,928	$1,650	$747
(1)Rate is net of servicing fee for consolidated loans for which we do not own the MSR.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 7. Business Purpose Loans
We originate and invest in business purpose loans, including single-family rental ("SFR") loans and bridge loans. This origination activity commenced in connection with our acquisition of 5 Arches and CoreVest in 2019. The following table summarizes the classifications and carrying values of the business purpose loans owned at Redwood at December 31, 2020 and December 31, 2019.
Table 7.1 – Classifications and Carrying Values of Business Purpose Loans

December 31, 2020	Single-Family Rental		Residential
(In Thousands)	Redwood	CAFL	Bridge	Total
Held-for-sale at fair value	$245,394	—	$—	$245,394
Held-for-investment at fair value	—	3,249,194	641,765	3,890,959
Total Business Purpose Loans	$245,394	$3,249,194	$641,765	$4,136,353

December 31, 2019	Single-Family Rental		Residential
(In Thousands)	Redwood	CAFL	Bridge	Total
Held-for-sale at fair value	$331,565	$—	$—	$331,565
Held-for-investment at fair value	237,620	2,192,552	745,006	3,175,178
Total Business Purpose Loans	$569,185	$2,192,552	$745,006	$3,506,743
The following table provides the activity of business purpose loans during the years ended December 31, 2020 and 2019.
Table 7.2 – Activity of Business Purpose Loans

	Year Ended December 31, 2020		Year Ended December 31, 2019
(Dollars in Thousands)	SFR at Redwood	Bridge	SFR at Redwood	Bridge
Principal balance of loans originated	$979,696	$451,554	$513,725	$501,355
Principal balance of loans sold to third parties (1)	(110,836)	(25,151)	20,426	56,484
Fair value of loans transferred from HFS to HFI (2)	1,292,633	N/A	717,934	N/A
Mortgage banking activities income recorded (3)	81,032	(2,916)	13,363	3,342
Investment fair value changes recorded (4)	(20,806)	(10,629)	272	(2,139)
(1)The remaining business purpose loans were transferred to our investment portfolio (bridge loans) or retained in our mortgage banking business (single-family rental loans) for future securitizations.
(2)During the years ended December 31, 2020 and 2019, we transferred $1.29 billion and $394 million of single-family rental loans, respectively, from held-for-sale to held-for-investment associated with five and one CAFL securitizations, respectively.
(3)Represents net market valuation changes from the time a loan is originated to when it is sold or transferred to or from our investment portfolio. Additionally, for the years ended December 31, 2020 and 2019, we recorded loan origination fee income of $19 million and $16 million, respectively, through Mortgage banking activities, net on our consolidated statements of income (loss).
(4)Represents net market valuation changes while a loan is held for investment.
Bridge Loans Held-for-Investment
The outstanding bridge loans held-for-investment at December 31, 2020 were first lien, fixed-rate, interest-only loans with original maturities of six to 24 months. During the year ended December 31, 2020, we transferred five loans with a fair value of $6 million to REO, which is included in Other assets on our consolidated balance sheets. At December 31, 2020, we had a $216 million commitment to fund bridge loans. See Note 16 for additional information on this commitment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 7. Business Purpose Loans - (continued)

Single-Family Rental Loans Held-for-Investment at CAFL
    In conjunction with our acquisition of CoreVest in the fourth quarter of 2019, we consolidated the single-family rental loans owned at certain CAFL securitization entities. The outstanding single-family rental loans held-for-investment at CAFL at December 31, 2020 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years. The following table provides the activity of single-family rental loans held-for-investment at CAFL during the years ended December 31, 2020 and 2019.
Table 7.3 – Activity of Single-Family Rental Loans Held-for-Investment at CAFL

	Year Ended December 31,
(In Thousands)	2020	2019
Net market valuation gains (losses) recorded (1)	$32,331	$(14,681)
(1)For loans held at our consolidated CAFL entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investments in these securitization entities is presented in Note 5.

Business Purpose Loan Characteristics
The following tables summarize the characteristics of the business purpose loans owned at Redwood at December 31, 2020 and December 31, 2019.
Table 7.4 – Characteristics of Business Purpose Loans

December 31, 2020	Single-Family Rental at Redwood	Single-Family Rental at CAFL	Bridge
(Dollars in Thousands)
Number of loans	65	1,094	1,725
Unpaid principal balance	$234,475	$3,017,137	$649,532
Fair value of loans	$245,394	$3,249,194	$641,765
Weighted average coupon	4.84%	5.44%	8.09%
Weighted average remaining loan term (years)	8	5	1
Market value of loans pledged as collateral under short-term debt facilities	$34,098	N/A	$92,931
Market value of loans pledged as collateral under long-term debt facilities	$154,774	N/A	$544,151

Delinquency information
Number of loans with 90+ day delinquencies (1)	10	22	31
Unpaid principal balance of loans with 90+ day delinquencies	$7,127	$61,440	$39,415
Fair value of loans with 90+ day delinquencies (2)	$6,143	N/A	$33,605
Number of loans in foreclosure	—	10	25
Unpaid principal balance of loans in foreclosure	$—	$24,745	$38,552
Fair value of loans in foreclosure (2)	$—	N/A	$33,066

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 7. Business Purpose Loans - (continued)

December 31, 2019	Single-Family Rental at Redwood	Single-Family Rental at CAFL	Bridge
(Dollars in Thousands)
Number of loans	308	783	2,653
Unpaid principal balance	$552,848	$2,078,214	$742,528
Fair value of loans	$569,185	$2,192,552	$745,006
Weighted average coupon	4.96%	5.70%	8.11%
Weighted average remaining loan term (years)	9	7	2
Market value of loans pledged as collateral under short-term debt facilities	$504,237	N/A	$694,964

Delinquency information
Number of loans with 90+ day delinquencies (1)	2	18	15
Unpaid principal balance of loans with 90+ day delinquencies	$1,818	$29,039	$8,987
Fair value of loans with 90+ day delinquencies (2)	$1,818	N/A	$6,917
Number of loans in foreclosure	1	5	31
Unpaid principal balance of loans in foreclosure	$130	$9,169	$14,186
Fair value of loans in foreclosure (2)	$130	N/A	$12,111
(1)The number of loans greater than 90 days delinquent includes loans in foreclosure.
(2)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities.
The following table presents the geographic concentration of business purpose loans recorded on our consolidated balance sheets at December 31, 2020.
Table 7.5 – Geographic Concentration of Business Purpose Loans

	December 31, 2020
Geographic Concentration (by Principal)	Single-Family Rental Held-for-Sale	Single-Family Rental Held-for-Investment at Redwood	Single-Family Rental Held-for-Investment at CAFL	Residential Bridge
Texas	24%	—%	15%	4%
New Jersey	17%	—%	11%	9%
Georgia	12%	—%	5%	8%
Florida	10%	—%	8%	11%
Connecticut	8%	—%	4%	1%
New York	5%	—%	1%	8%
Arizona	5%	—%	2%	1%
California	5%	—%	5%	13%
Illinois	5%	—%	4%	7%
Alabama	2%	—%	3%	6%
Indiana	2%	—%	3%	5%
Tennessee	—%	—%	3%	6%
Other states (none greater than 5%)	5%	—%	36%	21%
Total	100%	—%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 7. Business Purpose Loans - (continued)

	December 31, 2019
Geographic Concentration (by Principal)	Single-Family Rental Held-for-Sale	Single-Family Rental Held-for-Investment at Redwood	Single-Family Rental Held-for-Investment at CAFL	Residential Bridge
Texas	19%	12%	15%	3%
New Jersey	12%	5%	11%	8%
Georgia	8%	—%	5%	7%
Arkansas	6%	—%	2%	—%
Maryland	6%	—%	2%	—%
Florida	5%	—%	8%	9%
New York	5%	1%	1%	6%
Alabama	5%	—%	4%	4%
Illinois	1%	—%	5%	3%
California	2%	1%	7%	21%
Utah	—%	—%	—%	5%
Other states (none greater than 5%)	31%	81%	40%	34%
Total	100%	100%	100%	100%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 7. Business Purpose Loans - (continued)

The following table displays the loan product type and accompanying loan characteristics of business purpose loans recorded on our consolidated balance sheets at December 31, 2020.
Table 7.6 – Product Types and Characteristics of Business Purpose Loans

December 31, 2020
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Single-Family Rental Held-for-Investment at CAFL:
Fixed loans:
$—	to	$250	5	5.77%	to	7.05%	2022-07	-	2030-08	$1,016	$—	$—
$251	to	$500	67	4.64%	to	6.96%	2021-07	-	2031-01	29,977	—	—
$501	to	$750	212	4.12%	to	7.06%	2020-11	-	2030-12	130,665	—	1,752
$751	to	$1,000	131	4.33%	to	7.23%	2021-01	-	2031-01	113,874	764	750
	over	$1,000	679	3.93%	to	7.57%	2020-11	-	2031-01	2,741,605	3,867	58,938
Total SFR HFI at CAFL:			1,094							$3,017,137	$4,631	$61,440

Single-Family Rental Held-for-Sale:
Fixed loans:
$—	to	$250	8	6.25%	to	7.75%	2027-03	-	2050-03	$1,060	$—	$635
$251	to	$500	1	5.97%	to	5.97%	2021-02	-	2021-02	483	—	—
$501	to	$750	6	5.84%	to	6.75%	2026-01	-	2031-01	3,632	—	—
$751	to	$1,000	10	5.15%	to	6.39%	2020-05	-	2031-01	8,936	—	1,815
	over	$1,000	40	3.82%	to	5.95%	2020-07	-	2031-01	220,364	—	4,677
Total Single-Family Rental HFS:			65							$234,475	$—	$7,127

Bridge:
Fixed loans:
$—	to	$250	1,440	5.75%	to	12.00%	2019-10	-	2022-12	$128,596	$6,530	$1,668
$251	to	$500	110	6.65%	to	13.00%	2020-05	-	2022-12	37,607	945	1,423
$501	to	$750	39	6.99%	to	10.00%	2020-07	-	2021-10	23,783	—	540
$751	to	$1,000	21	6.50%	to	9.50%	2020-10	-	2022-03	18,225	—	943
	over	$1,000	115	6.04%	to	10.25%	2020-03	-	2022-12	441,321	—	34,841
Total Bridge:			1,725							$649,532	$7,475	$39,415

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 7. Business Purpose Loans - (continued)

Table 7.6 – Product Types and Characteristics of Business Purpose Loans (continued)

December 31, 2019
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Single-Family Rental Held-for-Investment at Redwood:
Fixed loans:
$251	to	$500	20	4.88%	to	7.47%	2024-02	-	2030-01	$7,925	$—	$—
$501	to	$750	26	4.45%	to	7.25%	2023-09	-	2030-01	15,620	—	—
$751	to	$1,000	16	4.91%	to	6.58%	2023-11	-	2029-09	13,616	—	—
	over	$1,000	45	3.93%	to	6.94%	2023-10	-	2030-01	194,050	—	—
Total SFR HFI at Redwood:			107							$231,211	$—	$—

Single-Family Rental Held-for-Investment at CAFL:
Fixed loans:
$—	to	$250	2	5.46%	to	5.80%	2019-11	-	2021-09	$398	$—	$—
$251	to	$500	56	4.92%	to	7.05%	2020-03	-	2029-10	25,643	1,306	—
$501	to	$750	148	4.75%	to	7.31%	2020-03	-	2029-10	91,414	1,259	1,990
$751	to	$1,000	98	4.62%	to	7.23%	2020-03	-	2029-10	85,472	1,639	879
	over	$1,000	479	4.31%	to	7.57%	2019-12	-	2029-11	1,875,287	18,567	26,170
Total SFR HFI at CAFL:			783							$2,078,214	$22,771	$29,039

Single-Family Rental Held-for-Sale:
Fixed loans:
$—	to	$250	85	5.50%	to	7.63%	2027-03	-	2050-01	$10,506	$—	$130
$251	to	$500	9	4.94%	to	6.00%	2024-11	-	2050-01	3,708	—	—
$501	to	$750	21	4.55%	to	5.96%	2024-01	-	2030-01	13,335	—	—
$751	to	$1,000	13	5.00%	to	5.93%	2024-01	-	2030-01	11,676	—	—
	over	$1,000	73	4.35%	to	6.28%	2024-01	-	2030-01	282,412	—	1,688
Total Single-Family Rental HFS:			201							$321,637	$—	$1,818

Bridge:
Fixed loans:
$—	to	$250	2,207	6.53%	to	12.00%	2019-07	-	2022-01	$197,449	$1,447	$369
$251	to	$500	198	6.99%	to	13.00%	2019-10	-	2022-01	71,361	2,811	675
$501	to	$750	71	6.99%	to	9.99%	2019-11	-	2021-10	42,862	2,072	508
$751	to	$1,000	40	7.28%	to	10.00%	2018-10	-	2022-01	34,646	1,771	2,443
	over	$1,000	137	5.79%	to	10.25%	2019-11	-	2022-01	394,914	31,452	4,992
Total Bridge:			2,653							$741,232	$39,553	$8,987
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 8. Multifamily Loans - (continued)

The following table summarizes the characteristics of the multifamily loans consolidated at Redwood at December 31, 2020 and December 31, 2019.
Table 8.1 – Characteristics of Multifamily Loans

(Dollars in Thousands)	December 31, 2020	December 31, 2019
Number of loans	28	279
Unpaid principal balance	$462,808	$4,195,000
Fair value of loans	$492,221	$4,408,524
Weighted average coupon	4.25%	4.13%
Weighted average remaining loan term (years)	5	6

Delinquency information
Number of loans with 90+ day delinquencies	—	—
Number of loans in foreclosure	—	—
The outstanding multifamily loans held-for-investment at the Freddie Mac K-Series entities at December 31, 2020 were first-lien, fixed-rate loans that were originated in 2015 and had original loan terms of ten years. The following table provides the activity of multifamily loans held-for-investment during the year months ended December 31, 2020 and 2019.
Table 8.2 – Activity of Multifamily Loans Held-for-Investment

	Year Ended December 31,
(In Thousands)	2020	2019
Net market valuation gains (losses) recorded (1)	$(58,821)	$130,083
(1)Net market valuation gains (losses) on multifamily loans held-for-investment are recorded through Investment fair value changes, net on our consolidated statements of income (loss). For loans held at our consolidated Freddie Mac K-Series entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investment in these securitization entities is presented in Note 5.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 8. Multifamily Loans - (continued)

Multifamily Loan Characteristics
The following table presents the geographic concentration of multifamily loans recorded on our consolidated balance sheets at December 31, 2020.
Table 8.3 – Geographic Concentration of Multifamily Loans

Geographic Concentration (by Principal)	December 31, 2020	December 31, 2019
California	13%	11%
Florida	13%	10%
North Carolina	9%	—%
Oregon	7%	—%
Hawaii	5%	—%
Tennessee	5%	—%
Texas	—%	13%
Arizona	—%	6%
Georgia	—%	6%
Washington	—%	5%
Colorado	—%	5%
Other states (none greater than 5%)	48%	44%
Total	100%	100%
The following table displays the loan product type and accompanying loan characteristics of multifamily loans recorded on our consolidated balance sheets at December 31, 2020.
Table 8.4 – Product Types and Characteristics of Multifamily Loans

December 31, 2020
(In Thousands)
Loan Balance			Number of Loans	Interest Rate			Maturity Date			Total Principal	30-89 Days DQ	90+ Days DQ
Fixed loans:
$10,001	to	$20,000	24	4.25%	to	4.25%	2025-09	-	2025-09	$370,934	$—	$—
$20,001	to	$30,000	4	4.25%	to	4.25%	2025-09	-	2025-09	91,874	—	—
Total:			28							$462,808	$—	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 8. Multifamily Loans - (continued)

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

Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at December 31, 2020 and December 31, 2019.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	December 31, 2020	December 31, 2019
Trading	$125,667	$860,540
Available-for-sale	218,458	239,334
Total Real Estate Securities	$344,125	$1,099,874
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 9. Real Estate Securities - (continued)

Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). The following table presents the fair value of trading securities by position and collateral type at December 31, 2020 and December 31, 2019.
Table 9.2 – Fair Value of Trading Securities by Position

(In Thousands)	December 31, 2020	December 31, 2019
Senior
Interest-only securities (1)	$28,464	$64,010
RPL securities	—	39,337
Other third-party residential securities	—	46,720
Total Senior	28,464	150,067
Mezzanine
Sequoia securities	3,649	39,660
Multifamily securities	—	395,256
Other third-party residential securities	—	103,573
Total Mezzanine	3,649	538,489
Subordinate
RPL securities	47,448	76,102
Multifamily securities	5,592	—
Other third-party residential securities	40,514	95,882
Total Subordinate	93,554	171,984
Total Trading Securities	$125,667	$860,540
(1)Includes $13 million and $36 million of Sequoia certificated mortgage servicing rights as of December 31, 2020, and December 31, 2019, respectively.
The following table presents the unpaid principal balance of trading securities by position and collateral type at December 31, 2020 and December 31, 2019.
Table 9.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	December 31, 2020	December 31, 2019
Senior (1)	$—	$83,591
Mezzanine	3,577	536,831
Subordinate	242,278	301,908
Total Trading Securities	$245,855	$922,330
(1)Our senior trading securities include interest-only securities, for which there is no principal balance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 9. Real Estate Securities - (continued)

The following table provides the activity of trading securities during the years ended December 31, 2020 and 2019.
Table 9.4 – Trading Securities Activity

	Year Ended December 31,
(In Thousands)	2020	2019
Principal balance of securities acquired	$79,921	$366,848
Principal balance of securities sold	744,914	592,502
Net market valuation gains (losses) recorded (1)	(230,731)	56,046
(1)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income (loss).
AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at December 31, 2020 and December 31, 2019.
Table 9.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	December 31, 2020	December 31, 2019
Senior
Other third-party residential securities	$—	$25,792
Total Senior	—	25,792
Mezzanine
Sequoia securities	—	4,320
Multifamily securities	—	5,123
Other third-party residential securities	2,014	4,244
Total Mezzanine	2,014	13,687
Subordinate
Sequoia securities	136,475	136,330
Multifamily securities	43,663	3,749
Other third-party residential securities	36,306	59,776
Total Subordinate	216,444	199,855
Total AFS Securities	$218,458	$239,334
The following table provides the activity of available-for-sale securities during the years ended December 31, 2020 and 2019.
Table 9.6 – Available-for-Sale Securities Activity

	Year Ended December 31,
(In Thousands)	2020	2019
Fair value of securities acquired	$57,652	$26,538
Fair value of securities sold	55,192	110,070
Net realized gains recorded	4,635	17,582

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 9. Real Estate Securities - (continued)

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
At December 31, 2020, we had $41 million of AFS securities with contractual maturities less than five years, $3 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.
The following table presents the components of carrying value (which equals fair value) of AFS securities at December 31, 2020 and December 31, 2019.
Table 9.7 – Carrying Value of AFS Securities

December 31, 2020
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$—	$2,000	$281,284	$283,284
Credit reserve	—	—	(44,967)	(44,967)
Unamortized discount, net	—	—	(95,718)	(95,718)
Amortized cost	—	2,000	140,599	142,599
Gross unrealized gains	—	14	77,280	77,294
Gross unrealized losses	—	—	(1,047)	(1,047)
CECL credit allowance	—	—	(388)	(388)
Carrying Value	$—	$2,014	$216,444	$218,458

December 31, 2019
(In Thousands)	Senior	Mezzanine	Subordinate	Total
Principal balance	$26,331	$13,512	$264,234	$304,077
Credit reserve	(533)	—	(32,407)	(32,940)
Unamortized discount, net	(10,427)	(527)	(113,301)	(124,255)
Amortized cost	15,371	12,985	118,526	146,882
Gross unrealized gains	10,450	702	81,329	92,481
Gross unrealized losses	(29)	—	—	(29)
Carrying Value	$25,792	$13,687	$199,855	$239,334

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 9. Real Estate Securities - (continued)

The following table presents the changes for the years ended December 31, 2020 and 2019, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$32,940	$124,255	$41,370	$151,200
Amortization of net discount	—	(6,538)	—	(7,921)
Realized credit losses	(2,282)	—	(2,606)	—
Acquisitions	7,248	2,634	3,712	1,910
Sales, calls, other	(731)	(16,841)	(9,453)	(21,017)
Impairments	—	—	—	—
Transfers to (release of) credit reserves, net	7,792	(7,792)	(83)	83
Ending Balance	$44,967	$95,718	$32,940	$124,255
AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at December 31, 2020 and December 31, 2019.
Table 9.9 – Components of Fair Value of AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
December 31, 2020	$9,129	$(1,047)	$7,920	$—	$—	$—
December 31, 2019	—	—	—	5,830	(29)	5,801
At December 31, 2020, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 96 AFS securities, of which five were in an unrealized loss position and zero were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2019, our consolidated balance sheet included 107 AFS securities, of which one was in an unrealized loss position and one was in a continuous unrealized loss position for 12 consecutive months or longer.
Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $1 million at December 31, 2020. Pursuant to our adoption of ASU 2016-13, "Financial Instruments - Credit Losses" in the first quarter of 2020, we evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At December 31, 2020, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 9. Real Estate Securities - (continued)

At December 31, 2020, our allowance for credit losses related to our AFS securities was $0.4 million. AFS securities for which an allowance is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at December 31, 2020.
Table 9.10 – Significant Credit Quality Indicators

December 31, 2020	Subordinate Securities
Default rate	0.5%
Loss severity	23%
The following table details the activity related to the allowance for credit losses for AFS securities held at December 31, 2020.
Table 9.11 – Rollforward of Allowance for Credit Losses

Year Ended
(In Thousands)	December 31, 2020
Beginning balance allowance for credit losses	$—
Transition impact from adoption of ASU 2016-13, "Financial Instruments - Credit Losses"	—
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	1,864
Additional increases or decreases to the allowance for credit losses on securities that had an allowance recorded in a previous period	(1,476)
Allowance on purchased financial assets with credit deterioration	—
Reduction to allowance for securities sold during the period	—
Reduction to allowance for securities we intend to sell or more likely than not will be required to sell	—
Write-offs charged against allowance	—
Recoveries of amounts previously written off	—
Ending balance of allowance for credit losses	$388

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 9. Real Estate Securities - (continued)

Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income. The following table presents the gross realized gains and losses on sales and calls of AFS securities for the years ended December 31, 2020, 2019, and 2018.
Table 9.12 – Gross Realized Gains and Losses on AFS Securities

	Years Ended December 31,
(In Thousands)	2020	2019	2018
Gross realized gains - sales	$8,779	$17,582	$27,127
Gross realized gains - calls	5	6,239	43
Gross realized losses - sales	(4,144)	—	(129)
Total Realized Gains on Sales and Calls of AFS Securities, net	$4,640	$23,821	$27,041

Note 10. Other Investments
Other investments at December 31, 2020 and December 31, 2019 are summarized in the following table.
Table 10.1 – Components of Other Investments

(In Thousands)	December 31, 2020	December 31, 2019
Servicer advance investments	$231,489	$169,204
Shared home appreciation options	42,440	45,085
Excess MSRs	34,418	31,814
Mortgage servicing rights	8,815	42,224
Investment in multifamily loan fund	—	39,802
Other	31,013	30,001
Total Other Investments	$348,175	$358,130
Servicer advance investments
In 2018, we and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to a portfolio of legacy residential mortgage-backed securitizations serviced by the co-investor (See Note 4 for additional information regarding the transaction). During the year ended December 31, 2020, we funded additional purchases of outstanding servicer advances and excess MSRs under the same partnership structure. At December 31, 2020, we had funded $94 million of total capital to the SA Buyers (see Note 16 for additional detail).
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
Servicer advances are non-interest bearing and are a customary feature of residential mortgage securitization transactions. Servicer advances are generally reimbursable cash payments made by a servicer when the borrower fails to make scheduled payments due on a residential mortgage loan or to support the value of the collateral property. Servicer advances typically fall into three categories:
•Principal and Interest Advances: cash payments made by the servicer to cover scheduled principal and interest payments on a residential mortgage loan that have not been paid on a timely basis by the borrower.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 10. Other Investments - (continued)

•Escrow Advances (Taxes and Insurance Advances): Cash payments made by the servicer to third parties on behalf of the borrower for real estate taxes and insurance premiums on the property that have not been paid on a timely basis by the borrower.
•Corporate Advances: Cash payments made by the servicer to third parties for the reimbursable costs and expenses incurred in connection with the foreclosure, preservation and sale of the mortgaged property, including attorneys’ and other professional fees.
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
At December 31, 2020, our servicer advance investments had a carrying value of $231 million and were associated with a portfolio of residential mortgage loans with an unpaid principal balance of $9.14 billion. The outstanding servicer advance receivables associated with this investment were $218 million at December 31, 2020, which were financed with short-term non-recourse securitization debt (see Note 13 for additional detail on this debt). The servicer advance receivables were comprised of the following types of advances at December 31, 2020 and December 31, 2019:
Table 10.2 – Components of Servicer Advance Receivables

(In Thousands)	December 31, 2020	December 31, 2019
Principal and interest advances	$110,923	$15,081
Escrow advances (taxes and insurance advances)	79,279	96,732
Corporate advances	27,454	39,769
Total Servicer Advance Receivables	$217,656	$151,582
We account for our servicer advance investments at fair value and during the years ended December 31, 2020 and 2019, we recorded $11 million of Other interest income associated with these investments for each of these periods, and recorded a net market valuation loss of $9 million and a net market valuation gain of $3 million, respectively, through Investment fair value changes, net in our consolidated statements of income.
Shared Home Appreciation Options
In the third quarter of 2019, we entered into a flow purchase agreement to acquire shared home appreciation options. Under this arrangement, our counterparty purchases an option to buy a fractional interest in a homeowner's ownership interest in residential property, and subsequently the counterparty sells the option contract to us. Pursuant to the terms of the option contract, we share in both home price appreciation and depreciation. At December 31, 2020, we had acquired $47 million of shared home appreciation options under this flow purchase agreement. We account for these investments under the fair value option and during the years ended December 31, 2020 and 2019, we recorded a net market valuation loss of $2 million and a net market valuation gain of $1 million, respectively, related to these assets through Investment fair value changes, net on our consolidated statements of income.
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the years ended December 31, 2020 and 2019, we recognized $12 million and $8 million of Other interest income, respectively, and recorded net market valuation losses of $8 million and $3 million, respectively, through Investment fair value changes, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 10. Other Investments - (continued)

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
At December 31, 2020 and December 31, 2019, our MSRs had a fair value of $9 million and $42 million, respectively, and were associated with loans with an aggregate principal balance of $2.59 billion and $4.35 billion, respectively. During the years ended December 31, 2020 and 2019, including net market valuation gains and losses on our MSRs and related risk management derivatives, we recorded a net loss of $10 million and income of $4 million, respectively, through Other income on our consolidated statements of income (loss).
Investment in Multifamily Loan Fund
In January 2019, we invested in a limited partnership created to acquire floating rate, light-renovation multifamily loans from Freddie Mac. At December 31, 2020, the carrying amount of our investment in the partnership was zero and we had no remaining funding obligations to the partnership. During the year ended December 31, 2020, we acquired $56 million of securities from the partnership's securitization transactions. During the years ended December 31, 2020 and 2019, we recorded income of $1 million for each of these periods associated with this investment in Other income on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 11. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at December 31, 2020 and December 31, 2019.
Table 11.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	December 31, 2020		December 31, 2019
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$224	$42,000	$17,095	$1,399,000
TBAs	18,260	3,520,000	5,755	2,445,000
Interest rate futures	—	—	777	213,700
Swaptions	19,727	1,585,000	1,925	1,065,000
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	15,027	2,617,254	10,149	1,537,162
Total Assets	$53,238	$7,764,254	$35,701	$6,659,862

Liabilities - Cash Flow Hedges
Interest rate swaps	$—	$—	$(51,530)	$139,500
Liabilities - Risk Management Derivatives
Interest rate swaps	—	—	(97,235)	2,314,300
TBAs	(15,495)	3,105,000	(13,359)	4,160,000
Interest rate futures	—	—	(10)	12,300
Liabilities - Other Derivatives
Loan purchase commitments	(577)	477,153	(1,290)	303,394
Total Liabilities	$(16,072)	$3,582,153	$(163,424)	$6,929,494
Total Derivative Financial Instruments, Net	$37,166	$11,346,407	$(127,723)	$13,589,356
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At December 31, 2020, we were party to swaps and swaptions with an aggregate notional amount of $1.63 billion and TBA agreements with an aggregate notional amount of $6.63 billion. At December 31, 2019, we were party to swaps with an aggregate notional amount of $4.78 billion, TBA agreements with an aggregate notional amount of $6.61 billion, and interest rate futures contracts with an aggregate notional amount of $226 million.
For the years ended December 31, 2020, 2019, and 2018, risk management derivatives had a net market valuation loss of $93 million, a net market valuation loss of $134 million, and a net market valuation gain of $40 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net and Other income on our consolidated statements of income.
Loan Purchase and Interest Rate Lock Commitments
LPCs and IRLCs that qualify as derivatives are recorded at their estimated fair values. For the years ended December 31, 2020, 2019, and 2018, LPCs and IRLCs had a net market valuation gain of $57 million, a net market valuation gain of $62 million, and a net market valuation loss of $1 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 11. Derivative Financial Instruments - (continued)

Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges.
During the first quarter of 2020, we terminated and settled all of our outstanding derivatives that had been designated as cash flow hedges for our long-term debt, with a payment of $84 million. For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $81 million and $51 million at December 31, 2020 and December 31, 2019, respectively. We will amortize this loss into interest expense over the remaining term of the trust preferred securities and subordinated notes. As of December 31, 2020, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
For the years ended December 31, 2020, 2019, and 2018, changes in the values of designated cash flow hedges were negative $33 million, negative $17 million, and positive $9 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the years ended December 31, 2020, 2019, and 2018.
Table 11.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Years Ended December 31,
(In Thousands)	2020	2019	2018
Net interest expense on cash flows hedges	$(860)	$(2,847)	$(3,228)
Realized net losses reclassified from other comprehensive income	(3,188)	—	—
Total Interest Expense	$(4,048)	$(2,847)	$(3,228)
Derivative Counterparty Credit Risk
We incur credit risk to the extent that counterparties to our derivative financial instruments do not perform their obligations under specified contractual agreements. If a derivative counterparty does not perform, we may not receive the proceeds to which we may be entitled under these agreements. Each of our derivative counterparties that is not a clearinghouse must maintain compliance with International Swaps and Derivatives Association (“ISDA”) agreements or other similar agreements (or receive a waiver of non-compliance after a specific assessment) in order to conduct derivative transactions with us. Additionally, we review non-clearinghouse derivative counterparty credit standings, and in the case of a deterioration of creditworthiness, appropriate remedial action is taken. To further mitigate counterparty risk, we exit derivatives contracts with counterparties that (i) do not maintain compliance with (or obtain a waiver from) the terms of their ISDA or other agreements with us; or (ii) do not meet internally established guidelines regarding creditworthiness. Our ISDA and similar agreements currently require full bilateral collateralization of unrealized loss exposures with our derivative counterparties. Through a margin posting process, our positions are revalued with counterparties each business day and cash margin is generally transferred to either us or our derivative counterparties as collateral based upon the directional changes in fair value of the positions. We also attempt to transact with several different counterparties in order to reduce our specific counterparty exposure. With respect to certain of our derivatives, clearing and settlement is through one or more clearinghouses, which may be substituted as a counterparty. Clearing and settlement of derivative transactions through a clearinghouse is also intended to reduce specific counterparty exposure. We consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At December 31, 2020, we assessed this risk as remote and did not record a specific valuation adjustment.
At December 31, 2020, we were in compliance with our derivative counterparty ISDA agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 12. Other Assets and Liabilities
Other assets at December 31, 2020 and December 31, 2019 are summarized in the following table.
Table 12.1 – Components of Other Assets

(In Thousands)	December 31, 2020	December 31, 2019
Investment receivable	$43,176	$23,330
Accrued interest receivable	39,445	71,058
Operating lease right-of-use assets	15,012	11,866
REO	8,413	9,462
FHLBC stock	5,000	43,393
Margin receivable	4,758	209,776
Fixed assets and leasehold improvements (1)	4,203	4,901
Pledged collateral	1,177	32,945
Other	9,404	12,590
Total Other Assets	$130,588	$419,321
(1)Fixed assets and leasehold improvements had a basis of $11 million and accumulated depreciation of $6 million at December 31, 2020.
Accrued expenses and other liabilities at December 31, 2020 and December 31, 2019 are summarized in the following table.
Table 12.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	December 31, 2020	December 31, 2019
Accrued interest payable	$34,858	$60,655
Accrued compensation	24,393	33,888
Payable to minority partner	16,941	13,189
Operating lease liabilities	16,687	13,443
Margin payable	14,728	1,700
Deferred consideration	14,579	—
Guarantee obligations	10,039	14,009
Residential loan and MSR repurchase reserve	8,631	4,268
Current accounts payable	6,455	5,468
Bridge loan holdbacks	5,708	10,682
Accrued taxes payable	5,614	5,268
Accrued operating expenses	5,509	4,358
Contingent consideration	—	28,484
Other	15,198	11,481
Total Accrued Expenses and Other Liabilities	$179,340	$206,893

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 12. Other Assets and Liabilities - (continued)

Investment Receivable
Investment receivable primarily consists of amounts receivable from third-party servicers related to principal and interest receivable from business purpose loans and fees receivable from servicer advance investments.
Margin Receivable and Payable
Margin receivable and payable resulted from margin calls between us and our counterparties under derivatives, master repurchase agreements, and warehouse facilities, whereby we or the counterparty posted collateral. Through December 31, 2020, we had met all margin calls due.
Operating Lease Right-of-Use Assets and Operating Lease Liabilities
The operating lease right-of-use assets and operating lease liabilities presented in the tables above resulted from our adoption of ASU 2016-02, "Leases," in the first quarter of 2019. The operating lease liabilities are equal to the present value of our remaining lease payments discounted at our incremental borrowing rate and the operating lease right-of-use assets are equal to the operating lease liabilities adjusted for our deferred rent liabilities. These balances are reduced as lease payments are made. See Note 16 for additional information on leases.
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
Deferred Consideration
The deferred consideration presented in the table above is related to our acquisition of 5 Arches in 2019. Prior to March 31, 2020, these earn-out payments were classified as a contingent consideration liability. As a result of an amendment to the agreement, we reclassified the contingent liability to a deferred liability, as the remaining payments became payable on a set timetable without any remaining contingencies.
Bridge Loan Holdbacks
Bridge loan holdbacks represent loan amounts payable to bridge loan borrowers subject to the completion of various phases of property rehabilitation.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 12. Other Assets and Liabilities - (continued)

REO
The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities during the year ended December 31, 2020.
Table 12.3 – REO Activity

	Year Ended December 31, 2020
(In Thousands)	Redwood Bridge	Legacy Sequoia	Freddie Mac SLST	CAFL	Total
Balance at beginning of period	$6,887	$460	$445	$1,670	$9,462
Transfers to REO	6,111	532	1,319	6,157	14,119
Liquidations (1)	(8,830)	(243)	(1,178)	(4,371)	(14,622)
Changes in fair value, net	432	(111)	60	(927)	(546)
Balance at End of Period	$4,600	$638	$646	$2,529	$8,413
(1)For the year ended December 31, 2020, REO liquidations resulted in $1 million of realized losses, which were recorded in Investment fair value changes, net on our consolidated statements of income (loss).
The following table provides the detail of REO assets at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities at December 31, 2020 and December 31, 2019.
Table 12.4 – REO Assets

Number of REO assets	Redwood Bridge	Legacy Sequoia	Freddie Mac SLST	CAFL	Total
At December 31, 2020	3	3	9	2	17
At December 31, 2019	4	4	3	2	13
Legal and Repurchase Reserves
See Note 16 for additional information on the legal and residential repurchase reserves.
Payable to Minority Partner
In 2018, Redwood and a third-party co-investor, through two partnership entities consolidated by Redwood, purchased servicer advances and excess MSRs related to a portfolio of residential mortgage loans serviced by the co-investor (see Note 4 and Note 10 for additional information on the partnership entities and associated investments). We account for the co-investor’s interests in the entities as liabilities and at December 31, 2020, the carrying value of their interests was $17 million, representing their current economic interest in the entities. Earnings from the partnership entities are allocated to the co-investors on a proportional basis and during the years ended December 31, 2020 and 2019, we allocated $0.2 million of losses and $1 million of gains, respectively, to the co-investors, which were recorded in Other expenses on our consolidated statements of income.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 13. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At December 31, 2020, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at December 31, 2020 and December 31, 2019.
Table 13.1 – Short-Term Debt

	December 31, 2020
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	4	$137,269	$1,300,000	2.45%	1/2021-11/2021	268
Business purpose loan warehouse (2)	2	99,190	500,000	3.37%	5/2022-6/2022	521
Real estate securities repo (1)	3	77,775	—	2.24%	1/2021-3/2021	36
Total Short-Term Debt Facilities	9	314,234
Servicer advance financing	1	208,375	335,000	1.95%	11/2021	334
Total Short-Term Debt		$522,609

	December 31, 2019
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	4	$185,894	$1,425,000	3.23%	1/2020-10/2020	69
Business purpose loan warehouse (2)	8	814,118	1,475,000	4.11%	12/2020-5/2022	489
Real estate securities repo (1)	10	1,176,579	—	2.94%	1/2020-3/2020	23
Total Short-Term Debt Facilities	22	2,176,591
Servicer advance financing	1	152,554	400,000	3.56%	11/2020	335
Total Short-Term Debt		$2,329,145
(1)Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At December 31, 2020 and December 31, 2019, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
(2)Due to the revolving nature of the borrowings under these facilities, we have classified these facilities as short-term debt at December 31, 2020 and December 31, 2019. Borrowings under these facilities will be repaid as the underlying loans mature or are sold to third parties or transferred to securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 13. Short-Term Debt - (continued)

The following table below presents the value of loans and securities pledged as collateral under our short-term debt facilities at December 31, 2020 and December 31, 2019.
Table 13.2 – Collateral for Short-Term Debt

(In Thousands)	December 31, 2020	December 31, 2019
Collateral Type
Held-for-sale residential loans	$156,355	$201,949
Business purpose loans	127,029	988,179
Real estate securities
On balance sheet	23,193	618,881
Sequoia Choice securitizations (1)	63,105	111,341
Freddie Mac SLST securitizations (1)	—	381,640
Freddie Mac K-Series securitizations (1)	28,255	252,284
CAFL securitizations (1)	—	127,840
Total real estate securities owned	114,553	1,491,986
Other assets (2)	315	16,252
Total Collateral for Short-Term Debt	$398,252	$2,698,366
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
(2)In addition to securities that serve as collateral for our securities repo borrowings, we had posted $0.3 million of cash collateral as margin with our borrowing counterparties.
For the years ended December 31, 2020 and 2019, the average balances of our short-term debt facilities were $1.19 billion and $1.97 billion, respectively. At December 31, 2020 and December 31, 2019, accrued interest payable on our short-term debt facilities was $1 million and $6 million, respectively.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At December 31, 2020, the fair value of servicer advances, cash and restricted cash collateralizing the securitization financing was $251 million. At December 31, 2020, the accrued interest payable balance on this financing was $0.1 million and the unamortized capitalized commitment costs were $1 million.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $2 million at December 31, 2020. At both December 31, 2020 and December 31, 2019, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 13. Short-Term Debt - (continued)

Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt as well as our convertible notes at December 31, 2020.
Table 13.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	December 31, 2020
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$3,918	$14,801	$118,550	$137,269
Business purpose loans	—	—	99,190	99,190
Real estate securities	40,455	37,320	—	77,775
Total Secured Short-Term Debt	44,373	52,121	217,740	314,234
Servicer advance financing	—	—	208,375	208,375
Total Short-Term Debt	$44,373	$52,121	$426,115	$522,609
Note 14. Asset-Backed Securities Issued
The carrying values of ABS issued by our consolidated securitization entities at December 31, 2020 and December 31, 2019, along with other selected information, are summarized in the following table.
Table 14.1 – Asset-Backed Securities Issued

	December 31, 2020
(Dollars in Thousands)	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST (1)	Freddie Mac K-Series	CAFL	Total
Certificates with principal balance	$329,039	$1,309,957	$1,866,145	$416,339	$2,716,425	$6,637,905
Interest-only certificates	1,092	4,591	23,335	13,026	162,934	204,978
Market valuation adjustments	(47,805)	32,809	104,439	34,601	133,734	257,778
ABS Issued, Net	$282,326	$1,347,357	$1,993,919	$463,966	$3,013,093	$7,100,661
Range of weighted average interest rates, by series	0.35% to 1.55%	2.25% to 5.04%	3.50% to 4.75%	3.39%	2.68% to 5.42%
Stated maturities	2024 - 2036	2047 - 2050	2028 - 2059	2025	2022 - 2052
Number of series	20	10	3	1	14

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 14. Asset-Backed Securities Issued - (continued)

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
(1)Includes $205 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost.
During the third quarter of 2020, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $210 million (principal balance) of ABS issued to third parties and retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. The ABS was issued at a discount and we have elected to account for the ABS issued at amortized cost. At December 31, 2020, the carrying value of the ABS issued was $200 million and the debt discount was $4 million. The stated coupon of the ABS issued was 4.75% at issuance and the final stated maturity occurs in July 2059. The ABS issued is subject to optional redemption and interest rate step-ups prior to the stated maturity according to the terms of the respective governing agreements.
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At December 31, 2020, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at December 31, 2020 and December 31, 2019. Interest due on consolidated ABS issued is payable monthly.
Table 14.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	December 31, 2020	December 31, 2019
Legacy Sequoia	$141	$395
Sequoia Choice	4,697	7,732
Freddie Mac SLST (1)	5,656	5,374
Freddie Mac K-Series	1,177	12,887
CAFL	10,122	7,298
Total Accrued Interest Payable on ABS Issued	$21,793	$33,686
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 15. Long-Term Debt

FHLBC Borrowings
In July 2014, our FHLB-member subsidiary entered into a borrowing agreement with the Federal Home Loan Bank of Chicago. At December 31, 2020, under this agreement, our subsidiary could incur borrowings, also referred to as "advances," from the FHLB secured by eligible collateral, including residential mortgage loans. Under a final rule published by the Federal Housing Finance Agency in January 2016, our FHLB-member subsidiary was permitted to remain an FHLB member through the five-year transition period for captive insurance companies that ended in February 2021. Our FHLB-member's existing $1 million of FHLB debt, which matures beyond this transition period, is permitted to remain outstanding until its stated maturity. Advances under this agreement incur interest charges based on a specified margin over the FHLBC’s 13-week discount note rate, which resets every 13 weeks.
At December 31, 2020, $1 million of advances were outstanding under our FHLBC borrowing agreement, with a weighted average interest rate of 0.30%. These borrowings mature in 2026. At December 31, 2019, $2.00 billion of advances were outstanding under this agreement, which were classified as long-term debt, with a weighted average interest rate of 1.88% and a weighted average maturity of six years. During the year ended December 31, 2020, we repaid $2.0 billion of our FHLBC borrowings. At December 31, 2020, total advances under this agreement were secured by $1 million of restricted cash. We do not expect to increase borrowings under our FHLBC borrowing agreement above the existing $1 million of advances outstanding. This agreement also requires our subsidiary to purchase and hold stock in the FHLBC in an amount equal to a specified percentage of outstanding advances. At December 31, 2020, our subsidiary held $5 million of FHLBC stock that is included in Other assets in our consolidated balance sheets.
Recourse Subordinate Securities Financing Facilities
In 2019, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral that is non-delinquent) recourse debt financing of certain Sequoia securities as well as securities retained from our consolidated Sequoia Choice securitizations. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through September 2022. The financing facility may be terminated, at our option, in September 2022, and has a final maturity in September 2024, provided that the interest rate on amounts outstanding under the facility increases between October 2022 and September 2024. At December 31, 2020, we had borrowings under this facility totaling $178 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $177 million. At December 31, 2020, the fair value of real estate securities pledged as collateral under this long-term debt facility was $249 million and included Sequoia securities and securities retained from our Sequoia Choice securitizations.
In the first quarter of 2020, a subsidiary of Redwood entered into a second repurchase agreement with similar terms to provide non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations. The financing is fully and unconditionally guaranteed by Redwood, with an interest rate of approximately 4.21% through February 2023. The financing facility may be terminated, at our option, in February 2023, and has a final maturity in February 2025, provided that the interest rate on amounts outstanding under the facility increases between March 2023 and February 2025. At December 31, 2020, we had borrowings under this facility totaling $103 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $102 million. At December 31, 2020, the fair value of real estate securities pledged as collateral under this long-term debt facility was $114 million and included securities retained from our consolidated CAFL securitizations.
Non-Recourse Business Purpose Loan Financing Facilities
In the third quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for business purpose bridge loans. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 3.85% (with a 0.50% LIBOR floor), through July 2022. We do not have the ability to increase borrowings under this borrowing facility above the existing amounts outstanding. At December 31, 2020, we had borrowings under this facility totaling $115 million and $1 million of unamortized deferred issuance costs, for a net carrying value of $114 million. At December 31, 2020, $186 million of bridge loans were pledged as collateral under this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 15. Long-Term Debt - (continued)

In the second quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable, non-recourse financing primarily for business purpose bridge loans. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 7.50% (with a 1.50% LIBOR floor), through June 2022 (facility is fully callable in June 2021). At December 31, 2020, this facility had an aggregate maximum borrowing capacity of $372 million, which consisted of a term facility of $197 million and a revolving facility of $175 million. The revolving period ends in June 2021, and amounts borrowed under the term and revolving facilities are due in full in June 2022. At December 31, 2020, we had borrowings under this facility totaling $252 million and $2 million of unamortized deferred issuance costs, for a net carrying value of $249 million. At December 31, 2020, $338 million of bridge loans and $21 million of other BPL investments were pledged as collateral under this facility.
Recourse Business Purpose Loan Financing Facilities
In the third quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for business purpose bridge loans and single-family rental loans. Borrowings under this facility accrue interest at a per annum rate equal to three-month LIBOR plus 3.00% through September 2023 and are recourse to Redwood. This facility has an aggregate maximum borrowing capacity of $250 million. At December 31, 2020, we had borrowings under this facility totaling $80 million and $0.2 million of unamortized deferred issuance costs, for a net carrying value of $80 million. At December 31, 2020, $106 million of single-family rental loans were pledged as collateral under this facility.
In the second quarter of 2020, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable financing for business purpose bridge loans and single-family rental loans. Borrowings under this facility accrue interest at a per annum rate equal to three-month LIBOR plus 3.00% to 3.50% (with a 1.00% LIBOR floor) through May 2022 and are recourse to Redwood. This facility has an aggregate maximum borrowing capacity of $350 million. At December 31, 2020, we had borrowings under this facility totaling $52 million and $0.5 million of unamortized deferred issuance costs, for a net carrying value of $51 million. At December 31, 2020, $24 million of bridge loans and $49 million of single-family rental loans were pledged as collateral under this facility.
Recourse Revolving Debt Facility
In the first quarter of 2020, a subsidiary of Redwood entered into a secured revolving debt facility agreement collateralized by MSRs and certificated mortgage servicing rights. Borrowings under this facility accrue interest at a per annum rate equal to one-month LIBOR plus 3.00% through January 2021, with an increase in rate between February 2021 and the maturity of the facility in January 2022. This facility has an aggregate maximum borrowing capacity of $50 million. We had no borrowings outstanding under this facility at December 31, 2020.
Convertible Notes
In September 2019, RWT Holdings, Inc., a wholly-owned subsidiary of Redwood Trust, Inc., issued $201 million principal amount of 5.75% exchangeable senior notes due 2025. These exchangeable notes require semi-annual interest payments at a fixed coupon rate of 5.75% until maturity or exchange, which will be no later than October 1, 2025. After deducting the underwriting discount and offering costs, we received $195 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these exchangeable notes is approximately 6.3% per annum. At December 31, 2020, these notes were exchangeable at the option of the holder at an exchange rate of 55.2644 common shares per $1,000 principal amount of exchangeable senior notes (equivalent to an exchange price of $18.09 per common share). Upon exchange of these notes by a holder, the holder will receive shares of our common stock. During the second quarter of 2020, we repurchased $29 million par value of these notes at a discount and recorded a gain on extinguishment of $6 million in Realized gains, net on our consolidated statements of income (loss). At December 31, 2020, the outstanding principal amount of these notes was $172 million. At December 31, 2020, the accrued interest payable balance on this debt was $2 million and the unamortized deferred issuance costs were $4 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 15. Long-Term Debt - (continued)

In June 2018, we issued $200 million principal amount of 5.625% convertible senior notes due 2024 at an issuance price of 99.5%. These convertible notes require semi-annual interest payments at a fixed coupon rate of 5.625% until maturity or conversion, which will be no later than July 15, 2024. After deducting the issuance discount, the underwriting discount and offering costs, we received $194 million of net proceeds. Including amortization of deferred debt issuance costs and the debt discount, the weighted average interest expense yield on these convertible notes is approximately 6.2% per annum. These notes are convertible at the option of the holder at a conversion rate of 54.8317 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.24 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. During the second quarter of 2020, we repurchased $50 million par value of these notes at a discount and recorded a gain on extinguishment of $9 million in Realized gains, net on our consolidated statements of income (loss). At December 31, 2020, the outstanding principal amount of these notes was $150 million and the accrued interest payable on this debt was $4 million. At December 31, 2020, the unamortized deferred issuance costs and debt discount were $2 million and $0.5 million, respectively.
In August 2017, we issued $245 million principal amount of 4.75% convertible senior notes due 2023. These convertible notes require semi-annual interest payments at a fixed coupon rate of 4.75% until maturity or conversion, which will be no later than August 15, 2023. After deducting the underwriting discount and offering costs, we received $238 million of net proceeds. Including amortization of deferred debt issuance costs, the weighted average interest expense yield on these convertible notes is approximately 5.3% per annum. At December 31, 2020, these notes were convertible at the option of the holder at a conversion rate of 54.4764 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $18.36 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. During the second quarter of 2020, we repurchased $46 million par value of these notes at a discount and recorded a gain on extinguishment of $10 million in Realized gains, net on our consolidated statements of income (loss). At December 31, 2020, the outstanding principal amount of these notes was $199 million. At December 31, 2020, the accrued interest payable balance on this debt was $4 million and the unamortized deferred issuance costs were $3 million.
Trust Preferred Securities and Subordinated Notes
At December 31, 2020, we had trust preferred securities and subordinated notes outstanding of $100 million and $40 million, respectively. This debt requires quarterly interest payments at a floating rate equal to three-month LIBOR plus 2.25% until the notes are redeemed. The $100 million trust preferred securities will be redeemed no later than January 30, 2037, and the $40 million subordinated notes will be redeemed no later than July 30, 2037. At both December 31, 2020 and December 31, 2019, the accrued interest payable balance on our trust preferred securities and subordinated notes was $1 million.
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
Note 16. Commitments and Contingencies
Lease Commitments
At December 31, 2020, we were obligated under eight non-cancelable operating leases with expiration dates through 2031 for $20 million of cumulative lease payments. Our operating lease expense was $4 million, $3 million, and $2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 16. Commitments and Contingencies - (continued)

The following table presents our future lease commitments at December 31, 2020.
Table 16.1 – Future Lease Commitments by Year

(In Thousands)	December 31, 2020
2021	$3,469
2022	3,301
2023	2,813
2024	2,231
2025	1,983
2026 and thereafter	6,128
Total Lease Commitments	19,925
Less: Imputed interest	(3,238)
Operating Lease Liabilities	$16,687
Leasehold improvements for our offices are amortized into expense over the lease term. There were $3 million of unamortized leasehold improvements at December 31, 2020. For the years ended December 31, 2020, 2019, and 2018, we recognized $0.5 million, $0.4 million, and $0.2 million of leasehold amortization expense, respectively.
During the year ended December 31, 2020, we entered into four office leases and determined that each of these leases qualified as operating leases. At December 31, 2020, our operating lease liabilities were $17 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $15 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the date of adoption. At December 31, 2020, the weighted-average remaining lease term and weighted-average discount rate for our leases was 7 years and 4.9%, respectively.
Commitment to Fund Bridge Loans
As of December 31, 2020, we had commitments to fund up to $216 million of additional advances on existing bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before we fund the commitment. At December 31, 2020, we recorded a $2 million contingent liability related to these commitments to fund construction advances. We may also advance funds related to loans sold under a separate loan sale agreement that are generally repaid immediately by the loan purchaser and do not generally expose us to loss. The outstanding commitments related to these loans that we may temporarily fund totaled approximately $8 million at December 31, 2020.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 16. Commitments and Contingencies - (continued)

5 Arches Contingent Consideration
As part of the consideration for our acquisition of 5 Arches, we were committed to make earn-out payments up to $29 million, payable in a mix of cash and Redwood common stock. These contingent earn-out payments were classified as a contingent consideration liability and carried at fair value prior to March 31, 2020. During the first quarter of 2020, we made a cash payment of $11 million and granted $3 million of Redwood common stock in connection with the first anniversary of the purchase date. Additionally, as a result of an amendment to the agreement, we reclassified the contingent liability to a deferred liability, as the remaining payments became payable on a set timetable without any remaining contingencies. At December 31, 2020, the balance of this liability was $15 million, which will be paid in a mix of cash and common stock in March 2021.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At December 31, 2020, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At December 31, 2020, we had not incurred any losses under these arrangements. For the years ended December 31, 2020, 2019, and 2018, other income related to these arrangements was $4 million for each of these periods, and was included in Other income on our consolidated statements of income. For the years ended December 31, 2020, 2019, and 2018, we recorded net market valuation losses related to these arrangements of $1 million, $0.2 million, and $0.4 million, respectively, through Investment fair value changes, net, on our consolidated statements of income.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at December 31, 2020, the loans had an unpaid principal balance of $938 million and a weighted average FICO score of 757 (at origination) and LTV ratio of 75% (at origination). At December 31, 2020, $39 million of the loans were 90 days or more delinquent, of which one of these loans with an unpaid principal balance of $0.2 million was in foreclosure. At December 31, 2020, the carrying value of our guarantee obligation was $10 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At December 31, 2020 and December 31, 2019, assets of such SPEs totaled $46 million and $48 million, respectively, and liabilities of such SPEs totaled $10 million and $14 million, respectively.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 16. Commitments and Contingencies - (continued)

At December 31, 2020 and December 31, 2019, our repurchase reserve associated with our residential loans and MSRs was $9 million and $4 million, respectively, and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets. We received 10 and 15 repurchase requests during the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020, 2019, and 2018, we repurchased one loan, zero loans, and two loans, respectively. During the years ended December 31, 2020, 2019, and 2018, we recorded repurchase provisions of $4 million and reversals of repurchase provisions of $0.1 million and $0.7 million, respectively, that were recorded in Mortgage banking activities, net and Other income on our consolidated statements of income and had charge-offs of $0.1 million, zero, and zero, respectively.
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 16 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Loss Contingencies - Litigation.” At December 31, 2020, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2019 was $2 million.
From time to time and in the ordinary course of business, we may submit or receive demand letters to or from counterparties relating to breaches of representations and warranties, be named in lawsuits brought by mortgage borrowers relating to foreclosure proceedings initiated by the servicers of the related mortgage loans or seeking to establish that their mortgage notes and/or mortgages are unenforceable as a matter of law due to defects in the transfer and assignment of those notes and mortgages, or be named in lawsuits brought by mortgage borrowers seeking remedies against the originator of the mortgage for fraud or defects in the originator's origination process, including defects in the disclosure of mortgage terms at the time of origination (in these cases we may be named in connection with the origination of the loan, in the case of business purpose loans we originate, or on a theory of assignee liability in the case of residential loans we acquire). Additionally, following our recent acquisitions of the 5 Arches and CoreVest business purpose loan origination platforms, there are litigation matters that relate to these two platforms that represent a level of litigation activity that we believe is generally consistent with the ordinary course of business of a loan originator, which has not been associated with Redwood historically.
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
With respect to certain of the Residential Loan Seller Demands, these resolution discussions have been successful in resolving, or establishing a framework that we believe will be the basis for successfully resolving, the demands of these counterparties, including through forward-looking joint business undertakings and structured arrangements that incentivize both the counterparty and us to continue to engage in residential loan purchase and sale transactions in the future. With respect to these counterparties, we have incurred or expect to incur certain costs in connection with finalizing these arrangements (including costs that are contingent on the successful completion of future residential loan purchase and sale transactions with these counterparties) and have recorded any such actual costs incurred through December 31, 2020, as well as an accrual for the estimated costs associated with counterparties where a resolution or go-forward framework has been agreed to or has been discussed but not finalized, a portion of which was recorded through Other expense and a portion of which was recorded through Mortgage banking activities, net on our consolidated income statement. In accordance with GAAP, the accrual for estimated costs is based on the opinion of management, that it is probable that these resolutions and forward-looking joint business undertakings and structured arrangements will result in an expense and the amount of expense can be reasonably estimated. In addition, as previously disclosed, one such counterparty filed a breach of contract lawsuit against us in May 2020 alleging that it had suffered in excess of $2 million of losses as a result of our alleged failure to

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 16. Commitments and Contingencies - (continued)

purchase residential mortgage loans from it; and in October 2020 we and the plaintiff agreed to settle the lawsuit on mutually satisfactory terms.
During the year ended December 31, 2020, we recorded $10 million of expenses in association with Residential Loan Seller Demands. At December 31, 2020, the aggregate amount of our accrual for estimated costs associated with Residential Loan Seller Demands was $2.5 million, a portion of which would be contingent on the successful completion of future residential loan purchase and sale transactions with certain counterparties. We believe we have either resolved or adequately accrued for any unresolved Residential Loan Seller Demands and that there are no other Residential Loan Seller Demands that are reasonably possible to result in a material loss.
Future developments (including receipt of additional information and documents relating to these matters, new or additional resolution or settlement communications relating to these matters, resolutions of similar claims against other industry participants in similar circumstances, or receipt of additional Residential Loan Seller Demands) could result in our concluding in the future to establish additional accruals or reserves or disclose a range of reasonably possible losses with respect to these Residential Loan Seller Demand matters. Our actual losses, and any accruals or reserves we may establish in the future relating to these matters, may be materially higher than the accruals and reserves we have noted above, including in the event that any of these matters proceed to trial and result in a judgment against us. We cannot be certain that any of these matters that are not already formally resolved will be resolved through a resolution or settlement and we cannot be certain that the resolution of these matters, whether through litigation, settlement, or otherwise, will not have a material adverse effect on our financial condition or results of operations in any future period.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 17. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the years ended December 31, 2020 and 2019. During the year ended December 31, 2020, we recognized net unrealized losses of $2 million on our Level 3 AFS securities which we owned as of December 31, 2020.
Table 17.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Years Ended December 31,
	2020		2019
(In Thousands)	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges	Net Unrealized Gains on Available-for-Sale Securities	Net Unrealized Losses on Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$92,452	$(50,939)	$95,342	$(34,045)
Other comprehensive (loss) income before reclassifications	(3,951)	(32,806)	17,077	(16,894)
Amounts reclassified from other accumulated comprehensive (loss) income	(12,165)	3,188	(19,967)	—
Net current-period other comprehensive loss	(16,116)	(29,618)	(2,890)	(16,894)
Balance at End of Period	$76,336	$(80,557)	$92,452	$(50,939)
The following table provides a summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2020 and 2019.
Table 17.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Year Ended December 31,
(In Thousands)	Income Statement	2020	2019
Net Realized (Gain) Loss on AFS Securities
Credit loss expense on AFS securities	Investment fair value changes, net	$388	$—
Gain on sale of AFS securities	Realized gains, net	(12,553)	(19,967)
		$(12,165)	$(19,967)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$3,188	$—
		$3,188	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 17. Equity - (continued)

Issuance of Common Stock
In 2018, we established a program to sell up to an aggregate of $150 million of common stock from time to time in at-the-market ("ATM") offerings. In March 2020, we increased the maximum aggregate amount of common stock offered under the ATM program to $175 million. During the year ended December 31, 2020, we issued 129,500 common shares for net proceeds of approximately $2 million through ATM offerings. During the year ended December 31, 2019, we issued 2,259,758 common shares for net proceeds of approximately $36 million through ATM offerings. At December 31, 2020, approximately $110 million remained outstanding for future offerings under this program.
Direct Stock Purchase and Dividend Reinvestment Plan
During the year ended December 31, 2020, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. During the year ended December 31, 2019, we issued 399,838 shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan, resulting in net proceeds of approximately $6 million.
Earnings per Common Share
The following table provides the basic and diluted earnings per common share computations for the years ended December 31, 2020, 2019, and 2018.
Table 17.3 – Basic and Diluted Earnings per Common Share

	Years Ended December 31,
(In Thousands, except Share Data)	2020	2019	2018
Basic (Loss) Earnings per Common Share:
Net (loss) income attributable to Redwood	$(581,847)	$169,183	$119,600
Less: Dividends and undistributed earnings allocated to participating securities	(1,990)	(4,797)	(3,754)
Net (loss) income allocated to common shareholders	$(583,837)	$164,386	$115,846
Basic weighted average common shares outstanding	113,935,605	101,120,744	78,724,912
Basic (Loss) Earnings per Common Share	$(5.12)	$1.63	$1.47
Diluted (Loss) Earnings per Common Share:
Net (loss) income attributable to Redwood	$(581,847)	$169,183	$119,600
Less: Dividends and undistributed earnings allocated to participating securities	(1,990)	(5,273)	(4,283)
Adjust for interest expense and gain on extinguishment of convertible notes for the period, net of tax	—	36,212	32,653
Net (loss) income allocated to common shareholders	$(583,837)	$200,122	$147,970
Weighted average common shares outstanding	113,935,605	101,147,225	78,724,912
Net effect of dilutive equity awards	—	251,100	189,120
Net effect of assumed convertible notes conversion to common shares	—	35,382,269	31,113,738
Diluted weighted average common shares outstanding	113,935,605	136,780,594	110,027,770
Diluted (Loss) Earnings per Common Share	$(5.12)	$1.46	$1.34
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 17. Equity - (continued)

During the years ended December 31, 2019 and 2018, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the year ended December 31, 2020, 31,306,089 of common shares related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share.
For the years ended December 31, 2020, 2019, and 2018, the number of outstanding equity awards that were antidilutive totaled 12,622, 10,051, and 7,230, respectively.
Stock Repurchases
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2020, we repurchased 3,047,335 shares of our common stock pursuant to this authorization for $22 million. At December 31, 2020, $78 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
Note 18. Equity Compensation Plans
During 2020, Redwood shareholders approved for grant an additional 5 million shares of common stock under our Incentive Plan. At December 31, 2020 and December 31, 2019, 7,957,891 and 3,637,480 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan which are settled by delivery of shares of common stock and purchases under the Employee Stock Purchase Plan totaled $28 million at December 31, 2020, as shown in the following table.
Table 18.1 – Activities of Equity Compensation Costs by Award Type

	Year Ended December 31, 2020
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$1,990	$3,534	$17,858	$8,946	$—	$32,328
Equity grants	—	3,465	12,261	4,937	137	20,800
Performance-based valuation adjustment	—	—	—	(7,352)	—	(7,352)
Equity grant forfeitures	(531)	(2,163)	(4,733)	(648)	—	(8,075)
Equity compensation expense	(895)	(1,296)	(7,620)	(89)	(137)	(10,037)
Unrecognized Compensation Cost at End of Period	$564	$3,540	$17,766	$5,794	$—	$27,664

At December 31, 2020, the weighted average amortization period remaining for all of our equity awards was one year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 18. Equity Compensation Plans - (continued)
Restricted Stock Awards ("RSAs")
The following table summarizes the activities related to RSAs for the years ended December 31, 2020, 2019, and 2018.
Table 18.2 – Restricted Stock Awards Activities

	Years Ended December 31,
	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	216,470	$14.85	334,606	$14.92	257,507	$15.23
Granted	—	—	—	—	168,537	14.71
Vested	(102,615)	14.44	(118,136)	15.05	(83,968)	15.46
Forfeited	(34,857)	15.16	—	—	(7,470)	15.05
Outstanding at End of Period	78,998	$15.23	216,470	$14.85	334,606	$14.92
The expenses recorded for RSAs were $1 million, $2 million, and $2 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $1 million of unrecognized compensation cost related to unvested RSAs. This cost will be recognized over a weighted average period of less than one year. Restrictions on shares of RSAs outstanding lapse through 2022.
Restricted Stock Units ("RSUs")
The following table summarizes the activities related to RSUs for the years ended December 31, 2020, 2019, and 2018.
Table 18.3 – Restricted Stock Units Activities

	Years Ended December 31,
	2020		2019		2018
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	275,173	$15.65	4,876	$15.38	—	$—
Granted	205,482	16.86	270,297	15.66	4,876	15.38
Vested	(68,076)	15.65	—	—	—	—
Forfeited	(130,155)	16.60	—	—	—	—
Outstanding at End of Period	282,424	$16.09	275,173	$15.65	4,876	$15.38
The expenses recorded for RSUs were $1 million, $1 million, and less than $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $4 million of unrecognized compensation cost related to unvested RSUs. This cost will be recognized over a weighted average period of less than two years. Restrictions on shares of RSUs outstanding lapse through 2024.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 18. Equity Compensation Plans - (continued)
Deferred Stock Units (“DSUs”)
The following table summarizes the activities related to DSUs for the years ended December 31, 2020, 2019, and 2018.
Table 18.4 – Deferred Stock Units Activities

	Years Ended December 31,
	2020		2019		2018
	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value	Units	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	2,630,805	$15.66	2,336,720	$15.58	1,878,491	$15.92
Granted	1,186,154	10.69	733,096	16.06	670,254	15.53
Distributions	(720,562)	14.31	(419,113)	15.96	(212,025)	18.37
Forfeitures	(291,253)	16.25	(19,898)	15.96	—	—
Balance at End of Period	2,805,144	$13.84	2,630,805	$15.66	2,336,720	$15.58
We generally grant DSUs annually, as part of our compensation process. In addition, DSUs are granted from time to time in connection with hiring and promotions and in lieu of the payment in cash of a portion of annual bonus earned. DSUs vest over the course of a four-year vesting period, and are distributed after the end of the final vesting period or after an employee is terminated. At December 31, 2020 and 2019, the number of outstanding DSUs that were unvested was 1,599,019 and 1,344,743, respectively. The weighted average grant-date fair value of these unvested DSUs was $13.30 and $15.76 at December 31, 2020 and 2019, respectively. Unvested DSUs at December 31, 2020 will vest through 2024.
Expenses related to DSUs were $8 million for each of the years ended December 31, 2020, 2019, and 2018. At December 31, 2020, there was $18 million of unrecognized compensation cost related to unvested DSUs. This cost will be recognized over a weighted average period of less than two years. At December 31, 2020 and 2019, the number of outstanding DSUs that had vested was 1,206,125 and 1,286,063, respectively.
Performance Stock Units (“PSUs”)
At December 31, 2020 and December 31, 2019, the target number of PSUs that were unvested was 978,735 and 839,070, respectively. During 2020, 2019, and 2018, 473,845, 307,938, and 258,078 target number of PSUs were granted, respectively, with per unit grant date fair values of $10.42, $17.13, and $17.05, respectively. During the year ended December 31, 2020, 99,175 PSUs were forfeited due to employee departures. During the years ended December 31, 2019 and 2018, there were no PSUs forfeited.
With respect to 473,845, 275,831, and 206,034 target number of PSUs granted in December 2020, December 2019, and December 2018, respectively, and still outstanding at December 31, 2020, the number of underlying shares of common stock that vest and that the recipient becomes entitled to receive at the time of vesting will generally range from 0% to 250% of the target number of PSUs granted, with the target number of PSUs granted being adjusted to reflect the value of any dividends declared on our common stock during the vesting period. Vesting of these PSUs will generally occur as of January 1, 2024 for the December 2020 awards, January 1, 2023 for the December 2019 awards, and as of January 1, 2022 for the December 2018 awards. Vesting is based on a three-step process as described below.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 18. Equity Compensation Plans - (continued)
With respect to the December 2020 PSU awards:
•Target PSUs are divided into three equal tranches. Baseline vesting for each tranche would range from 0% - 200% of the Target PSUs in such tranche based on the level of the Company's book value total shareholder return ("bvTSR") attained over a corresponding calendar year measurement period within the three-year vesting period, with 100% of the Target PSUs in each tranche vesting if one-year bvTSR for such tranche is 7.7%.
•Second, at the end of the three-year vesting period, the aggregate vesting level of the three tranches, or total baseline vesting, would then be adjusted to increase or decrease by up to 50 percentage points based on the Company's three-year relative total stockholder return ("rTSR") against a comparator group of companies measured over the three-year vesting period, with median rTSR performance correlating to no adjustment from the total baseline level of vesting.
•Third, if the aggregate vesting level after steps one and two is greater than 100% of the Target PSUs, but the Company's absolute total shareholder return ("TSR") is negative over the three-year performance period, vesting would be capped at 100% of Target PSUs.
With respect to the December 2019 and December 2018 PSU awards:

•First, baseline vesting would range from 0% - 200% of the target number of PSUs granted based on the level of bvTSR attained over the three-year vesting period, with 100% of the target number of PSUs vesting if three-year bvTSR is 25%. Book Value TSR is defined as the percentage by which our book value "per share price" has increased or decreased as of the last day of the three-year vesting period relative to the first day of such vesting period, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock, compared to the bvTSR goal for the performance period.

•Second, the vesting level would then be adjusted to increase or decrease by up to an additional 50 percentage points based on Redwood’s rTSR against a comparator group of companies measured over the three-year vesting period, with median rTSR performance correlating to no adjustment from the baseline level of vesting.

•Third, if the vesting level after steps one and two is greater than 100% of the target number of PSUs, but absolute TSR is negative over the three-year performance period, vesting would be capped at 100% of target number of PSUs. TSR is defined as the percentage by which our common stock “per share price” has increased or decreased as of the last day of the three-year vesting period relative to the first day of such vesting period, adjusted to reflect the reinvestment of all dividends declared and/or paid on our common stock (“Three-Year TSR”).
The grant date fair value of the December 2020 PSUs of $10.42 was determined through Monte-Carlo simulations using the following assumptions: the common stock closing price at the grant date for Redwood and each member of the comparator group, the average closing price of the common stock price for the 60 trading days beginning January 1, 2021 for Redwood and each member of the comparator group, and the range of performance-based vesting based on absolute TSR over three years from the grant date. For the 2020 PSU grant, an implied volatility assumption of 54% (based on historical volatility), a risk-free rate of 0.18% (the three-year Treasury rate on the grant date), and a 0% dividend yield (the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs) were used.
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
December 31, 2020

Note 18. Equity Compensation Plans - (continued)
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
With respect to the PSUs granted in May 2018, vesting will generally occur at the end of three years from their grant date, with the level of vesting at that time contingent on the Three-Year TSR. The number of underlying shares of our common stock that will vest in future years will vary between 0% (if Three-Year TSR is zero or negative) and 200% (if Three-Year TSR is greater than or equal to 125%) of the target number of PSUs originally granted, adjusted upward (if vesting is greater than 0%) to reflect the value of dividends paid during the three-year vesting period.
With respect to PSUs granted in 2017, the three-year performance period ended during the fourth quarter of 2020, resulting in the vesting of no shares of our common stock. With respect to the PSUs granted in 2016, the three-year performance period ended during the fourth quarter of 2019, resulting in the vesting of 222,769 shares of our common stock. With respect to the PSUs granted in 2015, the three-year performance period ended during the fourth quarter of 2018, resulting in the vesting of 387,937 shares of our common stock.
Expenses related to PSUs were $0.1 million for the year ended December 31, 2020, and $3 million for each of the years ended December 31, 2019, and 2018. As of December 31, 2020, there was $6 million of unrecognized compensation cost related to unvested PSUs. During 2020, for PSUs granted in 2018 and 2019, we adjusted our vesting estimate to assume that none of these awards will meet the minimum performance thresholds for vesting. This adjustment resulted in a reversal of $1 million of stock-based compensation expense that had been recorded prior to 2020.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 600,000 shares of common stock to be purchased in aggregate for all employees. As of December 31, 2020, 489,886 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at December 31, 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 18. Equity Compensation Plans - (continued)
The following table summarizes the activities related to the ESPP for the years ended December 31, 2020, 2019, and 2018.
Table 18.5 – Employee Stock Purchase Plan Activities

	Years Ended December 31,
(In Thousands)	2020	2019	2018
Balance at beginning of period	$4	$6	$4
Employee purchases	347	524	375
Cost of common stock issued	(334)	(526)	(373)
Balance at End of Period	$17	$4	$6
Executive Deferred Compensation Plan
The following table summarizes the cash account activities related to the EDCP for the years ended December 31, 2020, 2019, and 2018.
Table 18.6 – EDCP Cash Accounts Activities

	Years Ended December 31,
(In Thousands)	2020	2019	2018
Balance at beginning of period	$2,454	$2,484	$2,171
New deferrals	726	789	759
Accrued interest	42	68	82
Withdrawals	(933)	(887)	(528)
Balance at End of Period	$2,289	$2,454	$2,484
In 2018, our Board of Directors approved an amendment to the EDCP to increase by 200,000 shares the shares available to allow non-employee directors to defer certain cash payments and dividends into DSUs. At December 31, 2020, there were 99,281 shares available for grant under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 19. Mortgage Banking Activities
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income for the years ended December 31, 2020, 2019, and 2018.
Table 19.1 – Mortgage Banking Activities

	Years Ended December 31,
(In Thousands)	2020	2019	2018
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$41,284	$63,527	$21,808
Trading securities (2)	(4,535)	—	—
Risk management derivatives (3)	(26,376)	(17,519)	35,248
Other income (expense), net (4)	(6,652)	1,735	2,567
Total residential mortgage banking activities, net	3,721	47,743	59,623

Business Purpose Mortgage Banking Activities, Net
Changes in fair value of:
Single-family rental loans, at fair value (1)	82,510	17,004	453
Risk management derivatives (3)	(21,403)	1,796	(510)
Bridge loans, at fair value	(4,998)	4,518	—
Other income, net (5)	18,642	16,205	—
Total business purpose mortgage banking activities, net	74,751	39,523	(57)
Mortgage Banking Activities, Net	$78,472	$87,266	$59,566
(1)For residential loans, includes changes in fair value for associated loan purchase and forward sale commitments. For single-family rental loans, includes changes in fair value for associated interest rate lock commitments.
(2)Represents fair value changes on trading securities that are being used along with risk management derivatives as hedges to manage the mark-to-market risks associated with our residential mortgage banking operations.
(3)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations.
(4)Amounts in this line item include other fee income from loan acquisitions, provisions for repurchase expense, and expenses related to resolving residential loan seller demands, presented net.
(5)Amounts in this line item include other fee income from loan originations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 20. Other Income
The following table presents the components of Other income recorded in our consolidated statements of income for the years ended December 31, 2020, 2019 and 2018.
Table 20.1 – Other Income

	Years Ended December 31,
(In Thousands)	2020	2019	2018
MSR (loss) income, net	$(9,694)	$3,521	$7,076
Risk share income	4,367	3,522	3,613
FHLBC capital stock dividend	1,229	2,169	1,763
Equity investment income	1,037	1,405	618
5 Arches loan administration fee income	2,912	4,400	—
Gain on re-measurement of investment in 5 Arches	—	2,441	—
Other	4,337	1,799	—
Other Income	$4,188	$19,257	$13,070

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 21. General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses
Components of our general and administrative expenses, loan acquisition costs, and other expenses for the years ended December 31, 2020, 2019 and 2018 are presented in the following table.
Table 21.1 – Components of General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses

	Years Ended December 31,
(In Thousands)	2020	2019	2018
General and Administrative Expenses
Fixed compensation expense	$46,689	$39,639	$24,445
Annual variable compensation expense	14,116	21,728	14,589
Long-term incentive award expense (1)	12,439	13,402	12,388
Acquisition-related equity compensation expense (2)	4,848	1,010	—
Systems and consulting	11,728	10,746	7,451
Office costs	7,794	6,310	4,705
Accounting and legal	7,928	5,450	5,529
Corporate costs	2,829	2,351	1,955
Other	6,833	8,101	4,236
Total General and Administrative Expenses	115,204	108,737	75,298

Loan Acquisition Costs
Commissions	4,321	3,833	78
Underwriting costs	4,945	4,767	5,140
Transfer and holding costs	1,757	1,335	2,266
Total Loan Acquisition Costs	11,023	9,935	7,484

Other Expenses
Goodwill impairment expense	88,675	—	—
Amortization of purchase-related intangible assets	15,925	8,696	177
Contingent consideration expense (3)	249	3,218	—
Other	3,936	1,108	19
Total Other Expenses	108,785	13,022	196
Total General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses	$235,012	$131,694	$82,978
(1)For the year ended December 31, 2020, long-term incentive award expense includes $10 million of expense for awards settleable in shares of our common stock and $2 million of expense for awards settleable in cash.
(2)Acquisition-related equity compensation expense relates to 588,260 shares of restricted stock that were issued to members of CoreVest management as a component of the consideration paid to them for our purchase of their interests in CoreVest. The grant date fair value of these restricted stock awards was $10 million, which will be recognized as compensation expense over the two-year vesting period on a straight-line basis in accordance with GAAP.
(3)Contingent consideration expense relates to the acquisition of 5 Arches during 2019. Refer to Note 2 for additional detail.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 21. General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses - (continued)
Cash-Based Retention Awards
During the three months ended September 30, 2020, $8 million of cash-based retention awards were granted to certain executive and non-executive employees that will vest and be paid over the next three years, subject to continued employment through the vesting periods from 2021 through 2023. Additionally, during the three months ended September 30, 2020, Cash Performance Awards with an aggregate granted award value of $2 million, were granted to certain executive and non-executive employees that will vest between 0% to 400% of granted award value based on a relative total stockholder return measure, and are contingent on continued employment over a three-year service period.
The value of the cash-based retention awards is being amortized into expense on a straight-line basis over each award's respective vesting period. The Cash Performance Awards are amortized on a straight-line basis over three years; however, they are remeasured at fair value each quarter-end and the cumulative straight-line expense is trued-up in respect to their updated value. For the year ended December 31, 2020, General and administrative expenses included $5 million in aggregate related to the cash-based retention awards and the Cash Performance awards.
Cash-Settled Deferred Stock Units
In December 2020, $2 million of cash-settled deferred stock units were granted to certain executive officers and non-executive employees that will vest over the next four years through 2024. These awards will be fully vested and payable in cash with a vested award value based on the closing market price of our common stock on December 15, 2024. These awards are classified as a liability in Accrued expenses and other liabilities on our consolidated balance sheets, and will be amortized over the vesting period on a straight-line basis, adjusted for changes in the value of our common stock at the end of each reporting period. For the year ended December 31, 2020, we recognized an expense of less than $0.1 million in "Long-term incentive award expense," as presented in Table 21.1 above.
Note 22. Taxes
Components of our net deferred tax assets at December 31, 2020 and December 31, 2019 are presented in the following table.
Table 22.1 – Deferred Tax Assets (Liabilities)

(In Thousands)	December 31, 2020	December 31, 2019
Deferred Tax Assets
Net operating loss carryforward – state	$103,334	$98,554
Net capital loss carryforward – state	23,487	—
Net operating loss carryforward – federal	82	82
Real estate assets	2,948	676
Allowances and accruals	3,324	1,930
Goodwill and intangible assets	23,231	2,739
Other	1,914	1,749
Tax effect of unrealized (gains) / losses - OCI	124	—
Total Deferred Tax Assets	158,444	105,730
Deferred Tax Liabilities
Mortgage Servicing Rights	(2,458)	(13,783)
Interest rate agreements	(3,867)	(42)
Total Deferred Tax Liabilities	(6,325)	(13,825)
Valuation allowance	(151,248)	(97,057)
Total Deferred Tax Asset (Liability), net of Valuation Allowance	$871	$(5,152)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 22. Taxes (continued)

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
Realization of our deferred tax assets ("DTAs") at December 31, 2020, is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of the deferred assets is not assured and establish a valuation allowance accordingly.
As a result of GAAP losses at our TRS in 2020, we are reporting net federal ordinary and capital DTAs at December 31, 2020 and consequently a valuation allowance was recorded against our net federal ordinary DTAs. However, no valuation allowance was recorded against our net federal capital DTAs as we currently expect to utilize these DTAs due to our ability to recognize capital losses and carry them back to prior years. Consistent with prior periods, at December 31, 2020, we continued to maintain a valuation allowance against our net state DTAs as we remain uncertain about our ability to generate sufficient income in future periods needed to utilize net state DTAs beyond the reversal of our state DTLs.
As a result of GAAP income generated at our TRS in 2019, we reported net federal ordinary and capital deferred tax liabilities ("DTLs") at December 31, 2019 and consequently no valuation allowance was recorded against any federal DTA for this period.
Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations. We assessed our tax positions for all open tax years (i.e., Federal, 2017 to 2020, and State, 2016 to 2020) and, at December 31, 2020 and December 31, 2019, concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
At December 31, 2020, our federal NOL carryforward at the REIT was $36 million, of which $28 million will expire in 2029 and $7 million will carry forward indefinitely. In order to utilize NOLs at the REIT, taxable income must exceed dividend distributions. At December 31, 2020, our taxable REIT subsidiaries had $0.8 million of federal NOLs, of which $0.2 million will expire beginning in 2035 and $0.6 million will carry forward indefinitely. Redwood and its taxable REIT subsidiaries accumulated an estimated state NOL of $1.21 billion at December 31, 2020. These NOLs expire beginning in 2029. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.
The following table summarizes the provision for income taxes for the years ended December 31, 2020, 2019, and 2018.
Table 22.2 – Provision for Income Taxes

	Years Ended December 31,
(In Thousands)	2020	2019	2018
Current Provision for Income Taxes
Federal	$1,598	$12,036	$11,387
State	(182)	897	820
Total Current Provision for Income Taxes	1,416	12,933	12,207
Deferred (Benefit) Provision for Income Taxes
Federal	(6,024)	(3,976)	(1,419)
State	—	(1,517)	300
Total Deferred (Benefit) Provision for Income Taxes	(6,024)	(5,493)	(1,119)
Total (Benefit From) Provision for Income Taxes	$(4,608)	$7,440	$11,088

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 22. Taxes (continued)

The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at December 31, 2020, 2019, and 2018.
Table 22.3 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	December 31, 2020	December 31, 2019	December 31, 2018
Federal statutory rate	21.0%	21.0%	21.0%
State statutory rate, net of Federal tax effect	8.6%	8.6%	8.6%
Differences in taxable (loss) income from GAAP income	(19.6)%	(2.1)%	(1.7)%
Change in valuation allowance	(9.2)%	(2.2)%	1.9%
Dividends paid deduction (1)	—%	(21.1)%	(21.3)%
Federal statutory rate change	—%	—%	—%
Effective Tax Rate	0.8%	4.2%	8.5%
(1)The dividends paid deduction in the effective tax rate reconciliation is generally representative of the amount of distributions to shareholders that reduce REIT taxable income. For the year ended December 31, 2020, the dividends paid deduction is 0% due to our REIT incurring a taxable loss during the period; therefore, there was no REIT taxable income available to apply against the dividends paid.
We believe that we have met all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we were to fail to meet all the requirements for qualification as a REIT and the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income and we would not be able to elect to be taxed as a REIT for four years thereafter. Such an outcome could have a material adverse impact on our consolidated financial statements.
Note 23. Segment Information
Redwood operates in three segments: Residential Lending, Business Purpose Lending, and Third-Party Investments. During 2020, we reorganized our segments and combined what was previously our Multifamily Investments segment and Third-Party Residential Investments into a new segment called Third-Party Investments, and began including convertible debt and trust-preferred interest expense in our Corporate/Other segment. We conformed the presentation of prior periods. The accounting policies of the reportable segments are the same as those described in Note 3 — Summary of Significant Accounting Policies. For a full description of our segments, see Item 1—Business in this Annual Report on Form 10-K.
Segment contribution represents the measure of profit that management uses to assess the performance of our business segments and make resource allocation and operating decisions. Certain corporate expenses not directly assigned or allocated to one of our three segments, as well as activity from certain consolidated Sequoia entities, are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated corporate expenses primarily include interest expense and realized gains from the repurchase of our convertible notes and trust preferred securities, indirect general and administrative expenses and other expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 23. Segment Information (continued)

The following tables present financial information by segment for the years ended December 31, 2020, 2019, and 2018.
Table 23.1 – Business Segment Financial Information

	Year Ended December 31, 2020
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$150,906	$218,890	$192,984	$9,136	$571,916
Interest expense	(107,371)	(157,292)	(135,722)	(47,620)	(448,005)
Net interest income	43,535	61,598	57,262	(38,484)	123,911
Non-interest income
Mortgage banking activities, net	3,721	74,751	—	—	78,472
Investment fair value changes, net	(153,388)	(81,042)	(352,004)	(2,004)	(588,438)
Other income, net	(4,642)	4,651	1,494	2,685	4,188
Realized gains, net	2,001	—	3,241	25,182	30,424
Total non-interest income, net	(152,308)	(1,640)	(347,269)	25,863	(475,354)
General and administrative expenses	(17,939)	(39,319)	(5,046)	(52,900)	(115,204)
Loan acquisition costs	(2,785)	(7,544)	(684)	(10)	(11,023)
Other expenses	(4,114)	(104,147)	194	(718)	(108,785)
Provision for income taxes	4,567	(4,063)	4,104	—	4,608
Segment Contribution	$(129,044)	$(95,115)	$(291,439)	$(66,249)
Net Loss					$(581,847)
Non-cash amortization (expense) income, net	$2,401	$(24,638)	$1,867	$(4,954)	$(25,324)
Other significant non-cash expense: goodwill impairment	$—	$(88,675)	$—	$—	$(88,675)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 23. Segment Information (continued)

	Year Ended December 31, 2019
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$268,559	$54,372	$281,701	$17,649	$622,281
Interest expense	(171,119)	(32,232)	(213,312)	(63,145)	(479,808)
Net interest income	97,440	22,140	68,389	(45,496)	142,473
Non-interest income
Mortgage banking activities, net	47,743	39,523	—	—	87,266
Investment fair value changes, net	(27,920)	(6,722)	71,759	(1,617)	35,500
Other income	9,210	5,852	1,484	2,711	19,257
Realized gains, net	8,292	—	15,529	—	23,821
Total non-interest income (loss), net	37,325	38,653	88,772	1,094	165,844
General and administrative expenses	(26,717)	(25,591)	(3,561)	(52,868)	(108,737)
Loan acquisition costs	(3,954)	(5,064)	(780)	(137)	(9,935)
Other expenses	—	(8,521)	(1,106)	(3,395)	(13,022)
Provision for income taxes	(4,074)	(947)	(2,419)	—	(7,440)
Segment Contribution	$100,020	$20,670	$149,295	$(100,802)
Net Income					$169,183
Non-cash amortization income (expense), net	$3,669	$(9,173)	$6,956	$(4,813)	$(3,361)

	Year Ended December 31, 2018
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$245,124	$4,588	$108,969	$20,036	$378,717
Interest expense	(134,590)	(1,598)	(41,887)	(60,964)	(239,039)
Net interest income	110,534	2,990	67,082	(40,928)	139,678
Non-interest income
Mortgage banking activities, net	59,623	(57)	—	—	59,566
Investment fair value changes, net	(21,686)	(29)	(2,978)	(996)	(25,689)
Other income	12,452	—	—	618	13,070
Realized gains, net	7,709	—	19,332	—	27,041
Total non-interest income (loss), net	58,098	(86)	16,354	(378)	73,988
General and administrative expenses	(26,897)	(1,948)	(2,140)	(44,313)	(75,298)
Loan acquisition costs	(5,242)	(649)	(1,584)	(9)	(7,484)
Other expense	—	—	(18)	(178)	(196)
Provision for income taxes	(8,033)	—	(3,055)	—	(11,088)
Segment Contribution	$128,460	$307	$76,639	$(85,806)
Net Income					$119,600
Non-cash amortization income (expense), net	$4,486	$(290)	$12,294	$(4,111)	$12,379

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 23. Segment Information (continued)

The following table presents the components of Corporate/Other for the years ended December 31, 2020, 2019, and 2018.
Table 23.2 – Components of Corporate/Other

	Years Ended December 31,
	2020			2019			2018
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$9,061	$75	$9,136	$17,649	$—	$17,649	$20,036	$—	$20,036
Interest expense	(5,945)	(41,675)	(47,620)	(14,418)	(48,727)	(63,145)	(16,519)	(44,445)	(60,964)
Net interest income (loss)	3,116	(41,600)	(38,484)	3,231	(48,727)	(45,496)	3,517	(44,445)	(40,928)
Non-interest income
Investment fair value changes, net	(1,512)	(492)	(2,004)	(1,545)	(72)	(1,617)	(1,016)	20	(996)
Other income	—	2,685	2,685	—	2,711	2,711	—	618	618
Realized gains, net	—	25,182	25,182	—	—	—	—	—	—
Total non-interest (loss) income, net	(1,512)	27,375	25,863	(1,545)	2,639	1,094	(1,016)	638	(378)
General and administrative expenses	—	(52,900)	(52,900)	—	(52,868)	(52,868)	—	(44,313)	(44,313)
Loan acquisition costs	—	(10)	(10)	—	(137)	(137)	—	(9)	(9)
Other expenses	—	(718)	(718)	—	(3,395)	(3,395)	—	(178)	(178)
Total	$1,604	$(67,853)	$(66,249)	$1,686	$(102,488)	$(100,802)	$2,501	$(88,307)	$(85,806)
(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Note 23. Segment Information (continued)

The following table presents supplemental information by segment at December 31, 2020 and December 31, 2019.
Table 23.3 – Supplemental Segment Information

(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
December 31, 2020
Residential loans	$1,741,963	$—	$2,221,153	$285,935	$4,249,051
Business purpose loans	—	4,136,353	—	—	4,136,353
Multifamily loans	—	—	492,221	—	492,221
Real estate securities	160,780	—	183,345	—	344,125
Other investments	8,815	21,627	317,282	451	348,175
Goodwill and intangible assets	—	56,865	—	—	56,865
Total assets	1,989,802	4,323,040	3,232,415	809,809	10,355,066

December 31, 2019
Residential loans	$4,939,745	$—	$2,367,215	$407,890	$7,714,850
Business purpose loans	—	3,506,743	—	—	3,506,743
Multifamily loans	—	—	4,408,524	—	4,408,524
Real estate securities	229,074	—	870,800	—	1,099,874
Other investments	42,224	21,002	294,904	—	358,130
Goodwill and intangible assets	—	161,464	—	—	161,464
Total assets	5,410,540	3,786,641	8,028,946	769,313	17,995,440

REDWOOD TRUST, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2020

(In Thousands)
Description	Number of Loans	Interest Rate			Maturity Date			Carrying Amount	Principal Amount Subject to Delinquent Principal or Interest
Residential Loans Held-for-Investment
At Legacy Sequoia (1):
ARM loans	1,899	0.25%	to	5.63%	2020-10	-	2036-05	$282,551	$17,285
Hybrid ARM loans	9	2.63%	to	4.00%	2033-07	-	2034-03	3,384	—
At Sequoia Choice (1):
Hybrid ARM loans	54	3.13%	to	6.75%	2043-12	-	2050-02	43,003	2,415
Fixed loans	2,123	2.75%	to	6.75%	2029-04	-	2050-04	1,522,319	72,327
At Freddie Mac SLST (2):
Fixed loans	13,605	2.00%	to	11.00%	2020-12	-	2059-10	2,221,153	389,245
Total Residential Loans Held-for-Investment								$4,072,410	$481,272

Residential Loans Held-for-Sale (3):
Hybrid ARM loans	2	2.00%	to	4.38%	2032-11	-	2047-10	$1,014	$—
Fixed loans	196	2.38%	to	5.50%	2040-11	-	2051-01	175,627	1,882
Total Residential Loans Held-for-Sale								$176,641	$1,882

Single-Family Rental Loans Held-for-Sale (3):
Fixed loans	65	3.82%	to	7.75%	2020-05	-	2050-03	$245,394	$7,127
Total Single-Family Rental Loans Held-for-Sale								$245,394	$7,127

Single-Family Rental Loans Held-for-Investment:
At CAFL (1):
Fixed loans	1,094	3.93%	to	7.57%	2020-11	-	2031-01	$3,249,194	$61,440
Total Single-Family Rental Loans Held-for-Investment								$3,249,194	$61,440

Bridge Loans Held-for-Investment (4):
Fixed loans	1,725	6.04%	to	13.00%	2019-10	-	2022-12	$641,765	$39,415
Total Bridge Loans Held-for-Investment								$641,765	$39,415

Multifamily Loans Held-for-Investment (2):
At Freddie Mac K-Series:
Fixed loans	28	4.25%	to	4.25%	2025-09	-	2025-09	$492,221	$—
Total Multifamily Loans Held-for-Investment								$492,221	$—
(1)For our held-for-investment loans at consolidated Legacy Sequoia, Sequoia Choice, and CAFL entities, the aggregate tax basis for Federal income tax purposes at December 31, 2020 was zero, as the transfers of these loans into securitizations were treated as sales for tax purposes.
(2)Our held-for-investment loans at Freddie Mac SLST and Freddie Mac K-Series entities were consolidated for GAAP purposes. For tax purposes, we acquired real estate securities issued by these entities and therefore, the tax basis in these loans was zero at December 31, 2020.
(3)The aggregate tax basis for Federal income tax purposes of our mortgage loans held at Redwood approximates the carrying values, as disclosed in the schedule.
(4)For our held-for-investment bridge loans at Redwood, the aggregate tax basis for Federal income tax purposes at December 31, 2020 was $654 million.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTE TO SCHEDULE IV - RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE
December 31, 2020

The following table summarizes the changes in the carrying amount of mortgage loans on real estate during the years ended December 31, 2020, 2019, and 2018.

	Years Ended December 31,
(In Thousands)	2020	2019	2018
Balance at beginning of period	$15,630,117	$9,540,598	$5,115,210
Additions during period:
Originations/acquisitions	5,914,728	12,911,261	10,607,896
Deductions during period:
Sales	(6,398,690)	(5,218,797)	(5,426,304)
Principal repayments	(2,313,143)	(1,851,278)	(843,984)
Transfers to REO	(14,104)	(7,552)	(4,104)
Deconsolidation adjustments	(3,849,779)	—	—
Changes in fair value, net	(91,503)	255,885	91,884
Balance at end of period	$8,877,626	$15,630,117	$9,540,598