Form 10-Q
period 2021-03-31
REDWOOD TRUST INC
filed 2021-05-07
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	113,010,497	shares outstanding as of May 4, 2021

REDWOOD TRUST, INC.
2021 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	March 31, 2021	December 31, 2020
ASSETS (1)
Residential loans, held-for-sale, at fair value	$996,512	$176,641
Residential loans, held-for-investment, at fair value	3,705,324	4,072,410
Business purpose loans, held-for-sale, at fair value	333,110	245,394
Business purpose loans, held-for-investment, at fair value	3,839,010	3,890,959
Multifamily loans, held-for-investment, at fair value	489,545	492,221
Real estate securities, at fair value	364,320	344,125
Other investments	322,579	348,175
Cash and cash equivalents	426,019	461,260
Restricted cash	95,775	83,190
Intangible assets	52,992	56,865
Derivative assets	129,924	53,238
Other assets	141,738	130,588
Total Assets	$10,896,848	$10,355,066

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net	$1,253,882	$522,609
Derivative liabilities	73,178	16,072
Accrued expenses and other liabilities	244,274	179,340
Asset-backed securities issued (includes $6,475,472 and $6,900,362 at fair value), net	6,671,677	7,100,661
Long-term debt, net	1,438,262	1,425,485
Total liabilities	9,681,273	9,244,167
Commitments and Contingencies (see Note 16)
Equity
Common stock, par value $0.01 per share, 395,000,000 shares authorized; 112,998,732 and 112,090,006 issued and outstanding	1,130	1,121
Additional paid-in capital	2,281,647	2,264,874
Accumulated other comprehensive income (loss)	4,988	(4,221)
Cumulative earnings	1,094,534	997,277
Cumulative distributions to stockholders	(2,166,724)	(2,148,152)
Total equity	1,215,575	1,110,899
Total Liabilities and Equity	$10,896,848	$10,355,066
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2021 and December 31, 2020, assets of consolidated VIEs totaled $7,724,203 and $8,141,069, respectively. At March 31, 2021 and December 31, 2020, liabilities of consolidated VIEs totaled $6,704,943 and $7,148,414, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except Share Data)	Three Months Ended March 31,
(Unaudited)	2021	2020
Interest Income
Residential loans	$43,655	$79,436
Business purpose loans	64,188	52,654
Multifamily loans	4,786	40,172
Real estate securities	9,663	18,309
Other interest income	6,013	7,510
Total interest income	128,305	198,081
Interest Expense
Short-term debt	(7,773)	(23,067)
Asset-backed securities issued	(72,561)	(100,498)
Long-term debt	(22,218)	(23,106)
Total interest expense	(102,552)	(146,671)
Net Interest Income	25,753	51,410
Non-interest Income (Loss)
Mortgage banking activities, net	82,607	(28,902)
Investment fair value changes, net	45,087	(870,832)
Other income, net	3,843	2,928
Realized gains, net	2,716	3,852
Total non-interest income (loss), net	134,253	(892,954)
General and administrative expenses	(43,551)	(28,682)
Loan acquisition costs	(3,559)	(3,986)
Other expenses	(4,096)	(91,415)
Net Income (Loss) before (Provision for) Benefit from Income Taxes	108,800	(965,627)
(Provision for) benefit from income taxes	(11,543)	22,229
Net Income (Loss)	$97,257	$(943,398)

Basic earnings (loss) per common share	$0.84	$(8.28)
Diluted earnings (loss) per common share	$0.72	$(8.28)
Basic weighted average shares outstanding	112,276,842	114,076,568
Diluted weighted average shares outstanding	141,039,285	114,076,568

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)	Three Months Ended March 31,
(Unaudited)	2021	2020
Net Income (Loss)	$97,257	$(943,398)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	10,986	(80,519)
Reclassification of unrealized gain on available-for-sale securities to net income	(2,795)	(13,798)
Net unrealized loss on interest rate agreements	—	(32,806)
Reclassification of unrealized loss on interest rate agreements to net income	1,018	79
Total other comprehensive income (loss)	9,209	(127,044)
Total Comprehensive Income (Loss)	$106,466	$(1,070,442)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2021

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2020	112,090,006	$1,121	$2,264,874	$(4,221)	$997,277	$(2,148,152)	$1,110,899
Net income	—	—	—	—	97,257	—	97,257
Other comprehensive income	—	—	—	9,209	—	—	9,209
Issuance of common stock	806,068	8	13,366	—	—	—	13,374
Employee stock purchase and incentive plans	102,658	1	(811)	—	—	—	(810)
Non-cash equity award compensation	—	—	4,218	—	—	—	4,218
Common dividends declared ($0.16 per share)	—	—	—	—	—	(18,572)	(18,572)
March 31, 2021	112,998,732	$1,130	$2,281,647	$4,988	$1,094,534	$(2,166,724)	$1,215,575

For the Three Months Ended March 31, 2020

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2019	114,353,036	$1,144	$2,269,617	$41,513	$1,579,124	$(2,064,167)	$1,827,231
Net loss	—	—	—	—	(943,398)	—	(943,398)
Other comprehensive loss	—	—	—	(127,044)	—	—	(127,044)
Issuance of common stock	350,088	3	5,544	—	—	—	5,547
Employee stock purchase and incentive plans	134,409	1	(2,541)	—	—	—	(2,540)
Non-cash equity award compensation	—	—	3,188	—	—	—	3,188
Common dividends declared ($0.32 per share)	—	—	—	—	—	(37,782)	(37,782)
March 31, 2020	114,837,533	$1,148	$2,275,808	$(85,531)	$635,726	$(2,101,949)	$725,202

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$97,257	$(943,398)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	2,216	(596)
Depreciation and amortization of non-financial assets	4,172	4,677
Originations of held-for-sale loans	(254,975)	(280,076)
Purchases of held-for-sale loans	(3,150,432)	(2,665,447)
Proceeds from sales of held-for-sale loans	2,345,164	2,733,285
Principal payments on held-for-sale loans	4,477	19,778
Net settlements of derivatives	24,849	(163,442)
Non-cash equity award compensation expense	4,218	3,188
Goodwill impairment expense	—	88,675
Market valuation adjustments	(119,783)	912,477
Realized gains, net	(2,716)	(3,852)
Net change in:
Accrued interest receivable and other assets	2,565	107,740
Accrued interest payable and accrued expenses and other liabilities	76,824	(54,414)
Net cash used in operating activities	(966,164)	(241,405)
Cash Flows From Investing Activities:
Originations of loan investments	(133,229)	(206,634)
Proceeds from sales of loan investments	8,877	—
Principal payments on loan investments	649,749	638,508
Purchases of real estate securities	(15,880)	(52,259)
Sales of securities held in consolidated securitization trusts	8,197	121,000
Proceeds from sales of real estate securities	25,747	529,494
Principal payments on real estate securities	11,746	11,952
Purchases of servicer advance investments	—	(158,618)
Principal repayments from servicer advance investments	24,804	22,815
Other investing activities, net	2,601	4,328
Net cash provided by investing activities	582,612	910,586
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	2,724,508	2,972,646
Repayments on short-term debt	(1,993,506)	(2,960,444)
Proceeds from issuance of asset-backed securities	147,086	377,164
Repayments on asset-backed securities issued	(507,037)	(363,696)
Proceeds from borrowings on long-term debt	164,456	133,961
Repayments on long-term debt	(154,074)	(633,448)
Net settlements of derivatives	—	(84,336)
Net proceeds from issuance of common stock	115	2,262
Taxes paid on equity award distributions	(925)	(2,632)
Dividends paid	(18,572)	—
Other financing activities, net	(1,155)	2,494
Net cash provided by (used in) financing activities	360,896	(556,029)
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,656)	113,152
Cash, cash equivalents and restricted cash at beginning of period (1)	544,450	290,833
Cash, cash equivalents and restricted cash at end of period (1)	$521,794	$403,985

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Three Months Ended March 31,
	2021	2020
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$99,180	$170,884
Taxes	7	109
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$7,627	$46,560
Deconsolidation of multifamily loans held in securitization trusts	—	(3,849,779)
Deconsolidation of multifamily ABS	—	(3,706,789)
Transfers from loans held-for-sale to loans held-for-investment	301,298	382,635
Transfers from loans held-for-investment to loans held-for-sale	—	1,857,781
Transfers from residential loans to real estate owned	14,684	6,363
Right-of-use asset obtained in exchange for operating lease liability	—	5,362
Accrued but unpaid dividends	—	37,800
Issuance of common stock for 5 Arches acquisition	13,375	3,375
(1)    Cash, cash equivalents, and restricted cash at March 31, 2021 includes cash and cash equivalents of $426 million and restricted cash of $96 million, and at December 31, 2020 includes cash and cash equivalents of $461 million and restricted cash of $83 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021 and 2020. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the Company at March 31, 2021 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2021 should not be construed as indicative of the results to be expected for the full year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 2. Basis of Presentation - (continued)
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 ("Legacy Sequoia"), entities formed in connection with the securitization of Redwood Choice expanded-prime loans ("Sequoia Choice"), and entities formed in connection with the securitization of single-family rental loans ("CAFL"). We also consolidate the assets and liabilities of certain Freddie Mac K-Series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitizations in which we have invested. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for the consolidated Sequoia and CAFL entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
For financial reporting purposes, the underlying loans owned at the consolidated Sequoia and Freddie Mac SLST entities are shown under Residential loans held-for-investment at fair value, the underlying loans at the consolidated Freddie Mac K-Series entity are shown under Multifamily loans held-for-investment at fair value, and the underlying single-family rental loans at the consolidated CAFL entities are shown under Business purpose loans held-for-investment at fair value on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income (loss), we recorded interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as other income and expenses associated with these entities' activities. See Note 14 for further discussion on ABS issued.
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
Acquisitions
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding the acquisitions of 5 Arches and CoreVest, including purchase price allocations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 2. Basis of Presentation - (continued)
In connection with the acquisitions of 5 Arches and CoreVest in 2019, we identified and recorded finite-lived intangible assets totaling $25 million and $57 million, respectively. The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at March 31, 2021 and December 31, 2020.
Table 2.1 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at March 31, 2021	Carrying Value at March 31, 2021	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$45,300	$(9,437)	$35,863	7
Broker network	18,100	(7,542)	10,558	5
Non-compete agreements	9,500	(5,222)	4,278	3
Tradenames	4,000	(2,194)	1,806	3
Developed technology	1,800	(1,313)	487	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$81,300	$(28,308)	$52,992	6

	Intangible Assets at Acquisition	Accumulated Amortization at December 31, 2020	Carrying Value at December 31, 2020	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$45,300	$(7,819)	$37,481	7
Broker network	18,100	(6,637)	11,463	5
Non-compete agreements	9,500	(4,431)	5,069	3
Tradenames	4,000	(1,860)	2,140	3
Developed technology	1,800	(1,088)	712	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$81,300	$(24,435)	$56,865	6
All of our intangible assets are amortized on a straight-line basis. For each of the three months ended March 31, 2021 and 2020, we recorded intangible asset amortization expense of $4 million. Estimated future amortization expense is summarized in the table below.
Table 2.2 – Intangible Asset Amortization Expense by Year

(In Thousands)	March 31, 2021
2021 (9 months)	$11,431
2022	12,800
2023	10,091
2024	7,073
2025 and thereafter	11,597
Total Future Intangible Asset Amortization	$52,992

On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at March 31, 2021.
A liability resulting from the contingent consideration arrangement with 5 Arches was initially recorded in 2019 at its acquisition-date fair value as part of total consideration for the acquisition of 5 Arches. During the three months ended March 31, 2021, we distributed 806,068 shares of Redwood common stock and paid $1 million in cash in full settlement of the remaining deferred consideration associated with this acquisition.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended March 31, 2021 is a summary of our significant accounting policies.
Recent Accounting Pronouncements
Newly Adopted Accounting Standards Updates ("ASUs")
In October 2020, the FASB issued ASU 2020-10, "Codification Improvements." This new guidance updates various codification topics by clarifying or improving disclosure requirements. This new guidance is effective for fiscal years ending after December 15, 2020. We adopted this guidance, as required, in the first quarter of 2021, which did not have a material impact on our consolidated financial statements.
In October 2020, the FASB issued ASU 2020-09, "Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762." This new guidance aligns certain SEC paragraphs in the codification with new SEC rules issued in March 2020 related to changes to the disclosure requirements for registered debt securities. This new guidance became effective January 4, 2021. We adopted this guidance, as required, in the first quarter of 2021, which did not have a material impact on our consolidated financial statements.
In October 2020, the FASB issued ASU 2020-08, "Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs." This new guidance clarifies that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. This new guidance is effective for fiscal years ending after December 15, 2020. We adopted this guidance, as required, in the first quarter of 2021, which did not have a material impact on our consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)." This new guidance clarifies the interaction of the accounting for equity securities, equity method investments, and certain forward contracts and purchased options. This new guidance is effective for fiscal years beginning after December 15, 2020. We adopted this guidance, as required, in the first quarter of 2021, which did not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance. This new guidance is effective for fiscal years beginning after December 15, 2020. We adopted this guidance, as required, in the first quarter of 2021, which did not have a material impact on our consolidated financial statements.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This new guidance clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact the adoption of this standard would have on our consolidated financial statements. Through March 31, 2021, we have not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions.
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
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at March 31, 2021 and December 31, 2020.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
March 31, 2021 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$87,960	$—	$87,960	$—	$(74,052)	$13,908
TBAs	40,800	—	40,800	(29,648)	(8,696)	2,456
Total Assets	$128,760	$—	$128,760	$(29,648)	$(82,748)	$16,364

Liabilities (2)
TBAs	$(35,621)	$—	$(35,621)	$29,648	$5,973	$—
Futures	(2,451)	—	(2,451)	—	2,451	—
Loan warehouse debt	(839,224)	—	(839,224)	839,224	—	—
Security repurchase agreements	(81,670)	—	(81,670)	81,670	—	—
Total Liabilities	$(958,966)	$—	$(958,966)	$950,542	$8,424	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
March 31, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)
Analysis of Consolidated VIEs
At March 31, 2021, we consolidated Legacy Sequoia, Sequoia Choice, CAFL, Freddie Mac SLST, and Freddie Mac K-Series securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for the consolidated Sequoia and CAFL entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At March 31, 2021, the estimated fair value of our investments in the consolidated Legacy Sequoia, Sequoia Choice, CAFL, Freddie Mac SLST, and Freddie Mac K-Series entities was $4 million, $224 million, $264 million, $433 million, and $29 million, respectively.
Beginning in 2018, we consolidated two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At March 31, 2021, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 10 for a further description of these entities and the investments they hold and Note 12 for additional information on the minority partner’s interest. Additionally, beginning in 2018, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 13 for additional information on the servicer advance financing. At March 31, 2021, the estimated fair value of our investment in the Servicing Investment entities was $65 million.
The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs Accounted for as Collateralized Financing Entities

March 31, 2021	Legacy Sequoia	Sequoia Choice	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$274,861	$1,276,112	$—	$2,154,351	$—	$—	$3,705,324
Business purpose loans, held-for-investment	—	—	3,212,526	—	—	—	3,212,526
Multifamily loans, held-for-investment	—	—	—	—	489,545	—	489,545
Other investments	—	—	—	—	—	225,723	225,723
Cash and cash equivalents	—	—	—	—	—	10,698	10,698
Restricted cash	148	—	—	—	—	29,518	29,666
Accrued interest receivable	277	5,904	13,528	6,560	1,338	2,191	29,798
Other assets	597	—	12,341	1,860	—	6,125	20,923
Total Assets	$275,883	$1,282,016	$3,238,395	$2,162,771	$490,883	$274,255	$7,724,203
Short-term debt	$—	$—	$—	$—	$—	$192,072	$192,072
Accrued interest payable	129	3,658	10,412	4,669	1,208	114	20,190
Accrued expenses and other liabilities	—	28	—	—	—	17,181	17,209
Asset-backed securities issued	271,915	1,054,005	2,963,752	1,725,235	460,565	—	6,475,472
Total Liabilities	$272,044	$1,057,691	$2,974,164	$1,729,904	$461,773	$209,367	$6,704,943

Number of VIEs	20	10	14	2	1	3	50

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2020	Legacy Sequoia	Sequoia Choice	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$285,935	$1,565,322	$—	$2,221,153	$—	$—	$4,072,410
Business purpose loans, held-for-investment	—	—	3,249,194	—	—	—	3,249,194
Multifamily loans, held-for-investment	—	—	—	—	492,221	—	492,221
Other investments	—	—	—	—	—	251,773	251,773
Cash and cash equivalents	—	—	—	—	—	11,579	11,579
Restricted cash	148	—	—	—	—	23,220	23,368
Accrued interest receivable	305	6,802	13,055	6,754	1,337	2,334	30,587
Other assets	638	—	2,930	646	—	5,723	9,937
Total Assets	$287,026	$1,572,124	$3,265,179	$2,228,553	$493,558	$294,629	$8,141,069
Short-term debt	$—	$—	$—	$—	$—	$208,375	$208,375
Accrued interest payable	141	4,697	10,278	4,846	1,177	135	21,274
Accrued expenses and other liabilities	—	50	—	—	—	18,353	18,403
Asset-backed securities issued	282,326	1,347,357	3,013,093	1,793,620	463,966	—	6,900,362
Total Liabilities	$282,467	$1,352,104	$3,023,371	$1,798,466	$465,143	$226,863	$7,148,414

Number of VIEs	20	10	14	2	1	3	50
The following table presents income (loss) from these VIEs for the three months ended March 31, 2021 and 2020.
Table 4.2 – Income (Loss) from Consolidated VIEs Accounted for as Collateralized Financing Entities

	Three Months Ended March 31, 2021
	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$1,348	$15,483	$20,159	$4,786	$48,873	$4,222	$94,871
Interest expense	(875)	(12,106)	(14,468)	(4,356)	(39,011)	(1,286)	(72,102)
Net interest income	473	3,377	5,691	430	9,862	2,936	22,769
Non-interest income
Investment fair value changes, net	(699)	4,898	4,117	8,921	(286)	(1,246)	15,705
Total non-interest income, net	(699)	4,898	4,117	8,921	(286)	(1,246)	15,705
General and administrative expenses	—	—	—	—	—	(38)	(38)
Other expenses	—	—	—	—	—	(330)	(330)
Income from Consolidated VIEs	$(226)	$8,275	$9,808	$9,351	$9,576	$1,322	$38,106

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)

	Three Months Ended March 31, 2020
	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST	Freddie Mac K-Series	CAFL	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$3,194	$25,083	$21,986	$40,172	$30,010	$4,083	$124,528
Interest expense	(2,522)	(21,510)	(16,176)	(38,348)	(21,939)	(1,577)	(102,072)
Net interest income	672	3,573	5,810	1,824	8,071	2,506	22,456
Non-interest income
Investment fair value changes, net	(391)	(69,668)	(142,161)	(86,509)	(67,846)	(11,884)	(378,459)
Total non-interest income, net	(391)	(69,668)	(142,161)	(86,509)	(67,846)	(11,884)	(378,459)
General and administrative expenses	—	—	—	—	—	(31)	(31)
Other expenses	—	—	—	—	—	1,882	1,882
Income from Consolidated VIEs	$281	$(66,095)	$(136,351)	$(84,685)	$(59,775)	$(7,527)	$(354,152)
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
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 54 Sequoia securitization entities sponsored by us that are still outstanding as of March 31, 2021, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)
During the three months ended March 31, 2021, we called one of our unconsolidated Sequoia entities, and purchased $19 million (unpaid principal balance) of loans from the securitization trust. In association with this call, we realized a $2 million gain on the securities we owned from this called securitization, which was recognized through Realized gains, net on our consolidated statements of income. At March 31, 2021, we held $19 million of loans for sale at fair value that were acquired following this call.

The following table presents information related to securitization transactions that occurred during the three months ended March 31, 2021 and 2020.
Table 4.3 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2021	2020
Principal balance of loans transferred	$875,879	$1,573,703
Trading securities retained, at fair value	6,549	43,362
AFS securities retained, at fair value	1,078	3,198
The following table summarizes the cash flows during the three months ended March 31, 2021 and 2020 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.4 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31,
(In Thousands)	2021	2020
Proceeds from new transfers	$904,390	$1,610,761
MSR fees received	1,607	2,690
Funding of compensating interest, net	(100)	(92)
Cash flows received on retained securities	8,629	6,581
The following table presents the key weighted-average assumptions used to value securities retained at the date of securitization for securitizations completed during the three months ended March 31, 2021 and 2020.
Table 4.5 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	12%	12%	41%	13%
Discount rates	15%	6%	16%	6%
Credit loss assumptions	0.22%	0.22%	0.21%	0.22%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents additional information at March 31, 2021 and December 31, 2020, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.6 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	March 31, 2021	December 31, 2020
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$21,692	$20,982
Subordinate securities, classified as AFS	141,632	136,475
Mortgage servicing rights	7,648	8,413
Maximum loss exposure (1)	$170,972	$165,870
Assets transferred:
Principal balance of loans outstanding	$7,188,320	$7,728,432
Principal balance of loans 30+ days delinquent	88,671	138,029
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
The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at March 31, 2021 and December 31, 2020.
Table 4.7 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

March 31, 2021	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at March 31, 2021	$7,648	$21,692	$141,632
Expected life (in years) (2)	2	4	8
Prepayment speed assumption (annual CPR) (2)	38%	27%	33%
Decrease in fair value from:
10% adverse change	$786	$1,541	$288
25% adverse change	1,752	3,508	759
Discount rate assumption (2)	12%	19%	4%
Decrease in fair value from:
100 basis point increase	$176	$477	$9,937
200 basis point increase	346	930	18,961
Credit loss assumption (2)	N/A	0.40%	0.40%
Decrease in fair value from:
10% higher losses	N/A	$—	$2,519
25% higher losses	N/A	—	6,187

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)

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

(1)Senior securities included $22 million and $17 million of interest-only securities at March 31, 2021 and December 31, 2020, respectively.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at March 31, 2021 and December 31, 2020, grouped by asset type.
Table 4.8 – Third-Party Sponsored VIE Summary

(In Thousands)	March 31, 2021	December 31, 2020
Mortgage-Backed Securities
Senior	$9,888	$11,131
Mezzanine	—	2,014
Subordinate	191,108	173,523
Total Mortgage-Backed Securities	200,996	186,668
Excess MSR	13,267	14,133
Total Investments in Third-Party Sponsored VIEs	$214,263	$200,801
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
March 31, 2021
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
March 31, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at March 31, 2021 and December 31, 2020.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale at fair value	$996,476	$996,476	$176,604	$176,604
Residential loans, held-for-investment	3,705,324	3,705,324	4,072,410	4,072,410
Business purpose loans, held-for-sale	333,110	333,110	245,394	245,394
Business purpose loans, held-for-investment	3,839,010	3,839,010	3,890,959	3,890,959
Multifamily loans	489,545	489,545	492,221	492,221
Real estate securities	364,320	364,320	344,125	344,125
Servicer advance investments (1)	206,525	206,525	231,489	231,489
MSRs (1)	7,945	7,945	8,815	8,815
Excess MSRs (1)	32,465	32,465	34,418	34,418
Shared home appreciation options (1)	45,823	45,823	42,440	42,440
Cash and cash equivalents	426,019	426,019	461,260	461,260
Restricted cash	95,775	95,775	83,190	83,190
Derivative assets	129,924	129,924	53,238	53,238
REO (2)	15,829	18,176	8,413	9,229
Margin receivable (2)	16,283	16,283	4,758	4,758
FHLBC stock (2)	5,000	5,000	5,000	5,000
Pledged collateral (2)	—	—	1,177	1,177
Liabilities
Short-term debt	$1,253,882	$1,253,882	$522,609	$522,609
Margin payable (3)	84,306	84,306	—	—
Guarantee obligation (3)	9,238	6,782	10,039	7,843
Derivative liabilities	73,178	73,178	16,072	16,072
ABS issued, net
Fair value	6,475,472	6,475,472	6,900,362	6,900,362
Amortized cost	196,205	200,157	200,299	204,892
FHLBC long-term borrowings	1,000	1,000	1,000	1,000
Other long-term debt, net	786,869	793,421	774,726	783,570
Convertible notes, net	511,707	522,423	511,085	499,865
Trust preferred securities and subordinated notes, net	138,686	97,650	138,674	80,910
(1)These investments are included in Other investments on our consolidated balance sheets.
(2)These assets are included in Other assets on our consolidated balance sheets.
(3)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
During the three months ended March 31, 2021, we elected the fair value option for $22 million of securities, $3.10 billion of residential loans (principal balance), and $386 million of business purpose loans (principal balance). We anticipate electing the fair value option for all future purchases of residential and business purpose loans that we intend to sell to third parties or transfer to securitizations, for business purpose bridge loans we hold for investment, as well as for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at March 31, 2021 and December 31, 2020, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2021	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$4,701,800	$—	$—	$4,701,800
Business purpose loans	4,172,120	—	—	4,172,120
Multifamily loans	489,545	—	—	489,545
Real estate securities	364,320	—	—	364,320
Servicer advance investments	206,525	—	—	206,525
MSRs	7,945	—	—	7,945
Excess MSRs	32,465	—	—	32,465
Shared home appreciation options	45,823	—	—	45,823
Derivative assets	129,924	40,800	87,960	1,164
FHLBC stock	5,000	—	5,000	—

Liabilities
Derivative liabilities	$73,178	$38,072	$—	$35,106
ABS issued	6,475,472	—	—	6,475,472

December 31, 2020	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$4,249,014	$—	$—	$4,249,014
Business purpose loans	4,136,353	—	—	4,136,353
Multifamily loans	492,221	—	—	492,221
Real estate securities	344,125	—	—	344,125
Servicer advance investments	231,489	—	—	231,489
MSRs	8,815	—	—	8,815
Excess MSRs	34,418	—	—	34,418
Shared home appreciation options	42,440	—	—	42,440
Derivative assets	53,238	18,260	19,951	15,027
Pledged collateral	1,177	1,177	—	—
FHLBC stock	5,000	—	5,000	—

Liabilities
Derivative liabilities	$16,072	$15,495	$—	$577
ABS issued	6,900,362	—	—	6,900,362

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2021.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	MSRs	Excess MSRs	Shared Home Appreciation Options
(In Thousands)
Beginning balance - December 31, 2020	$4,249,014	$4,136,353	$492,221	$125,667	$218,458	$231,489	$8,815	$34,418	$42,440
Acquisitions	3,146,682	—	—	22,429	1,078	—	—	—	—
Originations	—	386,327	—	—	—	—	—	—	—
Sales	(2,348,126)	(8,877)	—	(23,546)	(2,200)	—	—	—	—
Principal paydowns	(369,393)	(282,289)	(1,946)	(509)	(11,238)	(24,804)	—	—	(1,932)
Gains (losses) in net income (loss), net	24,898	(45,987)	(730)	21,349	4,596	(160)	(870)	(1,953)	5,315
Unrealized losses in OCI, net	—	—	—	—	8,236	—	—	—	—
Other settlements, net (1)	(1,275)	(13,407)	—	—	—	—	—	—	—
Ending balance - March 31, 2021	$4,701,800	$4,172,120	$489,545	$145,390	$218,930	$206,525	$7,945	$32,465	$45,823
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

		Liabilities
	Derivatives (2)	ABS Issued
(In Thousands)
Beginning balance - December 31, 2020	$14,450	$6,900,362
Acquisitions	—	147,086
Principal paydowns	—	(494,234)
Gains (losses) in net income (loss), net	(52,761)	(77,742)
Other settlements, net (1)	4,369	—
Ending balance - March 31, 2021	$(33,942)	$6,475,472
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
March 31, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of gains or losses included in our consolidated statements of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at March 31, 2021 and 2020. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three months ended March 31, 2021 and 2020 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at March 31, 2021 and 2020 Included in Net Income

	Included in Net Income
	Three Months Ended March 31,
(In Thousands)	2021	2020
Assets
Residential loans at Redwood	$(9,978)	$(102,867)
Business purpose loans	5,104	(68,864)
Net investments in consolidated Sequoia entities (1)	4,201	(179,499)
Net investments in consolidated Freddie Mac SLST entities (1)	4,088	(193,035)
Net investments in consolidated Freddie Mac K-Series entity (1)	8,921	(10,351)
Net investments in consolidated CAFL entities (1)	370	(271,917)
Trading securities	490	(136,359)
Servicer advance investments	(160)	(6,062)
MSRs	756	(16,640)
Excess MSRs	(1,952)	(9,494)
Shared home appreciation options	5,315	(7,554)
Loan purchase and interest rate lock commitments	1,053	—

Liabilities
Loan purchase commitments	$(35,661)	$(3,967)
Contingent consideration	—	(312)
(1)    Represents the portion of net gains or losses included in our consolidated statements of income (loss) related to loans and the associated ABS issued at our consolidated securitization entities held at March 31, 2021 and 2020, which netted together represent the change in value of our investments at the consolidated VIEs, excluding REO.
The following table presents information on assets recorded at fair value on a non-recurring basis at March 31, 2021. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at March 31, 2021.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2021

					Gain (Loss) for
March 31, 2021	Carrying Value	Fair Value Measurements Using			Three Months Ended
(In Thousands)		Level 1	Level 2	Level 3	March 31, 2021
Assets
REO	$1,316	$—	$—	$1,316	$(3)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three months ended March 31, 2021 and 2020.
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended March 31,
(In Thousands)	2021	2020
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$23,112	$(13,480)
Residential loan purchase and forward sale commitments	(52,385)	21,435
Single-family rental loans held-for-sale, at fair value	10,248	11,467
Single-family rental loan purchase and interest rate lock commitments	—	341
Bridge loans	1,044	(3,934)
Trading securities (1)	721	—
Risk management derivatives, net	92,822	(52,832)
Total mortgage banking activities, net (2)	$75,562	$(37,003)
Investment Fair Value Changes, Net
Residential loans at Redwood	$317	$(93,636)
Single-family rental loans held-for-investment	—	(23,028)
Bridge loans held-for-investment	3,304	(38,602)
Trading securities	20,628	(263,325)
Servicer advance investments	(160)	(6,062)
Excess MSRs	(1,953)	(9,494)
Net investments in Legacy Sequoia entities (3)	(699)	(391)
Net investments in Sequoia Choice entities (3)	4,898	(69,669)
Net investments in Freddie Mac SLST entities (3)	4,117	(142,162)
Net investment in Freddie Mac K-Series entity (3)	8,921	(86,509)
Net investments in CAFL entities (3)	(286)	(67,846)
Shared home appreciation options	5,315	(7,554)
Other investments	310	(1,887)
Risk management derivatives, net	—	(59,142)
Credit recoveries (losses) on AFS securities	375	(1,525)
Total investment fair value changes, net	$45,087	$(870,832)
Other Income
MSRs	$(866)	$(18,608)
Risk management derivatives, net	—	13,966
Total other income (4)	$(866)	$(4,642)
Total Market Valuation Gains (Losses), Net	$119,783	$(912,477)
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
March 31, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
At March 31, 2021, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

March 31, 2021	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(1)
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$422,819	Prepayment rate (annual CPR)	20	-	20%		20%
		Whole loan spread to TBA price	$3.75	-	$3.75		$3.75
		Whole loan spread to swap rate	250	-	250	bps	250	bps

Jumbo loans committed to sell	573,657	Whole loan committed sales price	$100.68	-	$103.28		$101.50

Loans held by Legacy Sequoia (2)	274,861	Liability price			N/A		N/A

Loans held by Sequoia Choice (2)	1,276,112	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (2)	2,154,351	Liability price			N/A		N/A

Business purpose loans:
Single-family rental loans	333,110	Senior credit spread	75	-	75	bps	75	bps
		Subordinate credit spread	120	-	1,598	bps	312	bps
		Senior credit support	33	-	33%		33%
		IO discount rate	7	-	10%		8%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Non-securitizable loan dollar price	$86	-	$102		$99

Single-family rental loans held by CAFL	3,212,526	Liability price			N/A		N/A

Bridge loans	626,484	Discount rate	6	-	15%		8%

Multifamily loans held by Freddie Mac K-Series (2)	489,545	Liability price			N/A		N/A

Trading and AFS securities	364,320	Discount rate	3	-	27%		8%
		Prepayment rate (annual CPR)	7	-	65%		28%
		Default rate	—	-	25%		4%
		Loss severity	—	-	50%		20%
		CRT dollar price	$90	-	$112		$98

Servicer advance investments	206,525	Discount rate	3	-	3%		3%
		Prepayment rate (annual CPR)	20	-	30%		20%
		Expected remaining life (3)	4	-	4	years	4	years
		Mortgage servicing income	—	-	14	bps	8	bps

MSRs	7,945	Discount rate	12	-	12%		12%
		Prepayment rate (annual CPR)	9	-	100%		39%
		Per loan annual cost to service	$97	-	$97		$97

Excess MSRs	32,465	Discount rate	14	-	17%		16%
		Prepayment rate (annual CPR)	20	-	28%		23%
		Excess mortgage servicing income	8	-	17	bps	11	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

March 31, 2021	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (1)
Assets (continued)
Shared home appreciation options	$45,823	Discount rate	13	-		13%	13%
		Prepayment rate (annual CPR)	14	-		24%	17%
		Home price appreciation	3	-		4%	3%

REO	1,316	Loss severity	4	-	53%	%	25%

Liabilities
Residential loan purchase commitments, net	33,942	Committed sales price	$98.53	-		$102.15	$100.13
		Pull-through rate	22	-		100%	76%
		Whole loan spread to TBA price	$3.75	-		$3.75	$3.75
		Whole loan spread to swap rate	250	-	250	bps	250	bps
		Prepayment rate (annual CPR)	20	-		20%	20%
		MSR multiple	—	-	3.8	x	2.8	x

ABS issued (2):
At consolidated Sequoia entities	1,325,920	Discount rate	1	-		19%	3%
		Prepayment rate (annual CPR)	8	-		54%	31%
		Default rate	—	-		31%	2%
		Loss severity	30	-		50%	32%

At consolidated Freddie Mac SLST entities	1,725,235	Discount rate	1	-		7%	3%
		Prepayment rate (annual CPR)	6	-		8%	6%
		Default rate	6	-		12%	8%
		Loss severity	35	-		35%	35%

At consolidated Freddie Mac K-Series entities (4)	460,565	Discount rate	1	-		10%	2%

At consolidated CAFL entities (4)	2,963,752	Discount rate	1	-		20%	3%
		Prepayment rate (annual CPR)	3	-		3%	3%
		Default rate	3	-		17%	11%
		Loss severity	30	-		30%	30%

(1)The weighted average input values for all loan types are based on the unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(2)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities. At March 31, 2021, the fair value of securities we owned at the consolidated Sequoia, Freddie Mac SLST, Freddie Mac K-Series, and CAFL entities was $226 million, $431 million, $29 million, and $261 million, respectively.
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
March 31, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Included in Note 5 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2020 is a more detailed description of our financial instruments measured at fair value and their significant inputs, as well as the general classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at March 31, 2021 and December 31, 2020.
Table 6.1 – Classifications and Carrying Values of Residential Loans

March 31, 2021		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale at fair value	$996,512	$—	$—	$—	$996,512
Held-for-investment at fair value	—	274,861	1,276,112	2,154,351	3,705,324
Total Residential Loans	$996,512	$274,861	$1,276,112	$2,154,351	$4,701,836

December 31, 2020		Legacy	Sequoia	Freddie Mac
(In Thousands)	Redwood	Sequoia	Choice	SLST	Total
Held-for-sale at fair value	$176,641	$—	$—	$—	$176,641
Held-for-investment at fair value	—	285,935	1,565,322	2,221,153	4,072,410
Total Residential Loans	$176,641	$285,935	$1,565,322	$2,221,153	$4,249,051
At March 31, 2021, we owned mortgage servicing rights associated with $977 million (principal balance) of residential loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.
Residential Loans Held-for-Sale
At Fair Value
The following table summarizes the characteristics of residential loans held-for-sale at March 31, 2021 and December 31, 2020.
Table 6.2 – Characteristics of Residential Loans Held-for-Sale

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Number of loans	1,115	198
Unpaid principal balance	$990,841	$172,748
Fair value of loans	$996,512	$176,641
Market value of loans pledged as collateral under short-term borrowing agreements	$926,076	$156,355

Delinquency information
Number of loans with 90+ day delinquencies	1	1
Unpaid principal balance of loans with 90+ day delinquencies	$1,882	$1,882
Fair value of loans with 90+ day delinquencies	$1,223	$1,223
Number of loans in foreclosure	—	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 6. Residential Loans - (continued)
The following table provides the activity of residential loans held-for-sale during the three months ended March 31, 2021 and 2020.
Table 6.3 – Activity of Residential Loans Held-for-Sale

	Three Months Ended March 31,
(In Thousands)	2021	2020
Principal balance of loans acquired	$3,096,048	$2,629,908
Principal balance of loans sold	2,275,832	2,656,719
Net market valuation gains (losses) recorded (1)	23,429	(13,480)
(1)Net market valuation gains (losses) on residential loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income (loss).
Residential Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Legacy Sequoia, Sequoia Choice and Freddie Mac SLST securitization trusts and consolidate the underlying residential loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the residential loans owned at consolidated Sequoia and Freddie Mac SLST entities at March 31, 2021 and December 31, 2020.
Table 6.4 – Characteristics of Residential Loans Held-for-Investment

March 31, 2021	Legacy	Sequoia	Freddie Mac
(Dollars in Thousands)	Sequoia	Choice	SLST
Number of loans	1,814	1,780	13,294
Unpaid principal balance	$314,243	$1,264,645	$2,184,111
Fair value of loans	$274,861	$1,276,112	$2,154,351

Delinquency information
Number of loans with 90+ day delinquencies (1)	46	68	1,982
Unpaid principal balance of loans with 90+ day delinquencies	$15,831	$54,546	$362,785
Fair value of loans with 90+ day delinquencies (2)	N/A	N/A	N/A
Number of loans in foreclosure	17	3	251
Unpaid principal balance of loans in foreclosure	$4,214	$2,248	$41,044

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 6. Residential Loans - (continued)

December 31, 2020	Legacy	Sequoia	Freddie Mac
(Dollars in Thousands)	Sequoia	Choice	SLST
Number of loans	1,908	2,177	13,605
Unpaid principal balance	$333,474	$1,550,454	$2,247,771
Fair value of loans	$285,935	$1,565,322	$2,221,153

Delinquency information
Number of loans with 90+ day delinquencies (1)	52	94	2,110
Unpaid principal balance of loans with 90+ day delinquencies	$17,285	$74,742	$389,245
Fair value of loans with 90+ day delinquencies (2)	N/A	N/A	N/A
Number of loans in foreclosure	21	3	245
Unpaid principal balance of loans in foreclosure	$4,939	$2,251	$38,610
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
The following table provides the activity of residential loans held-for-investment at Redwood during the three months ended March 31, 2021 and 2020.
Table 6.5 – Activity of Residential Loans Held-for-Investment at Redwood

	Three Months Ended March 31,
(In Thousands)	2021	2020
Fair value of loans transferred from HFS to HFI	$—	$13,258
Fair value of loans transferred from HFI to HFS	—	1,870,986
Net market valuation gains (losses) recorded (1)	—	(93,636)
(1)Subsequent to the transfer of these loans to our investment portfolio, net market valuation gains (losses) on residential loans held-for-investment at Redwood are recorded through Investment fair value changes, net on our consolidated statements of income (loss).
The following table provides the activity of residential loans held-for-investment at consolidated entities during the three months ended March 31, 2021 and 2020.
Table 6.6 – Activity of Residential Loans Held-for-Investment at Consolidated Entities

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Legacy	Sequoia	Freddie Mac	Legacy	Sequoia	Freddie Mac
(In Thousands)	Sequoia	Choice	SLST	Sequoia	Choice	SLST
Net market valuation gains (losses) recorded (1)	$7,613	$(2,578)	$(3,566)	$(69,014)	$(110,485)	$(193,020)
(1)For loans held at our consolidated Legacy Sequoia, Sequoia Choice, and Freddie Mac SLST entities, market value changes are based on the estimated fair value of the associated ABS issued, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investments in these securitization entities is presented in Table 4.2.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 7. Business Purpose Loans
We originate and invest in business purpose loans, including single-family rental ("SFR") loans and bridge loans. The following table summarizes the classifications and carrying values of the business purpose loans owned at Redwood and at consolidated CAFL entities at March 31, 2021 and December 31, 2020.
Table 7.1 – Classifications and Carrying Values of Business Purpose Loans

March 31, 2021	Single-Family Rental		Residential
(In Thousands)	Redwood	CAFL	Bridge	Total
Held-for-sale at fair value	$333,110	—	$—	$333,110
Held-for-investment at fair value	—	3,212,526	626,484	3,839,010
Total Business Purpose Loans	$333,110	$3,212,526	$626,484	$4,172,120

December 31, 2020	Single-Family Rental		Residential
(In Thousands)	Redwood	CAFL	Bridge	Total
Held-for-sale at fair value	$245,394	$—	$—	$245,394
Held-for-investment at fair value	—	3,249,194	641,765	3,890,959
Total Business Purpose Loans	$245,394	$3,249,194	$641,765	$4,136,353
The following table provides the activity of business purpose loans at Redwood during the three months ended March 31, 2021 and 2020.
Table 7.2 – Activity of Business Purpose Loans at Redwood

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(Dollars in Thousands)	SFR at Redwood	Bridge	SFR at Redwood	Bridge
Principal balance of loans originated	$253,098	$133,229	$260,129	$227,368
Principal balance of loans sold to third parties	—	8,877	26,148	20,735
Fair value of loans transferred from HFS to HFI (1)	169,404	N/A	378,109	N/A
Mortgage banking activities income (loss) recorded (2)	10,248	542	10,330	(164)
Investment fair value changes recorded (3)	—	3,304	(23,028)	(38,602)
(1)During the three months ended March 31, 2021 and 2020, we transferred $169 million and $378 million of single-family rental loans, respectively, from held-for-sale to held-for-investment associated with one and one CAFL securitizations, respectively.
(2)Represents origination fees and net market valuation changes from the time a loan is originated to when it is sold or transferred to our investment portfolio. For the three months ended March 31, 2021 and 2020, we recorded loan origination fee income of $6 million and $8 million, respectively, through Mortgage banking activities, net on our consolidated statements of income (loss).
(3)Represents net market valuation changes for loans classified as held-for-investment.
Bridge Loans Held-for-Investment
The outstanding bridge loans held-for-investment at March 31, 2021 were first lien, interest-only loans with original maturities of six to 24 months and were comprised of 58% one-month LIBOR-indexed adjustable-rate loans and 42% fixed-rate loans. During the three months ended March 31, 2021, we transferred two loans with a fair value of $1 million to REO, which is included in Other assets on our consolidated balance sheets. At March 31, 2021, we had a $283 million commitment to fund bridge loans. See Note 16 for additional information on this commitment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Single-Family Rental Loans Held-for-Investment at CAFL
    We invest in securities issued by CAFL securitizations sponsored by CoreVest and consolidate the underlying single-family rental loans owned by these entities. The outstanding single-family rental loans held-for-investment at CAFL at March 31, 2021 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years. The following table provides the activity of single-family rental loans held-for-investment at CAFL during the threes ended March 31, 2021 and 2020.
Table 7.3 – Activity of Single-Family Rental Loans Held-for-Investment at CAFL

	Three Months Ended March 31,
(In Thousands)	2021	2020
Net market valuation gains (losses) recorded (1)	$(60,901)	$(271,917)
(1)For loans held at our consolidated CAFL entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investments in these securitization entities is presented in Table 4.2.

Business Purpose Loan Characteristics
The following tables summarize the characteristics of the business purpose loans owned at Redwood and at consolidated CAFL entities at March 31, 2021 and December 31, 2020.
Table 7.4 – Characteristics of Business Purpose Loans

March 31, 2021	Single-Family Rental at Redwood	Single-Family Rental at CAFL	Bridge
(Dollars in Thousands)
Number of loans	77	1,120	2,097
Unpaid principal balance	$322,181	$3,029,498	$629,934
Fair value of loans	$333,110	$3,212,526	$626,484
Weighted average coupon	4.84%	5.41%	7.93%
Weighted average remaining loan term (years)	7	5	1
Market value of loans pledged as collateral under short-term debt facilities	$74,733	N/A	$90,096
Market value of loans pledged as collateral under long-term debt facilities	$228,125	N/A	$522,050

Delinquency information
Number of loans with 90+ day delinquencies (1)	9	21	31
Unpaid principal balance of loans with 90+ day delinquencies	$6,883	$57,985	$17,850
Fair value of loans with 90+ day delinquencies (2)	$5,676	N/A	$14,556
Number of loans in foreclosure	7	11	57
Unpaid principal balance of loans in foreclosure	$5,976	$21,234	$20,424
Fair value of loans in foreclosure (2)	$4,808	N/A	$17,183

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 7. Business Purpose Loans - (continued)

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
Note 8. Multifamily Loans
We invest in multifamily subordinate securities issued by a Freddie Mac K-Series securitization trust and consolidate the underlying multifamily loans owned by this entity for financial reporting purposes in accordance with GAAP. The following table summarizes the characteristics of the multifamily loans consolidated at Redwood at March 31, 2021 and December 31, 2020.
Table 8.1 – Characteristics of Multifamily Loans

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Number of loans	28	28
Unpaid principal balance	$460,861	$462,808
Fair value of loans	$489,545	$492,221
Weighted average coupon	4.25%	4.25%
Weighted average remaining loan term (years)	5	5

Delinquency information
Number of loans with 90+ day delinquencies	—	—
Number of loans in foreclosure	—	—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 8. Multifamily Loans - (continued)

The outstanding multifamily loans held-for-investment at the consolidated Freddie Mac K-Series entity at March 31, 2021 were first-lien, fixed-rate loans that were originated in 2015. The following table provides the activity of multifamily loans held-for-investment during the three months ended March 31, 2021 and 2020.
Table 8.2 – Activity of Multifamily Loans Held-for-Investment

	Three Months Ended March 31,
(In Thousands)	2021	2020
Net market valuation gains (losses) recorded (1)	$(730)	$(82,431)
(1)Net market valuation gains (losses) on multifamily loans held-for-investment are recorded through Investment fair value changes, net on our consolidated statements of income (loss). For loans held at our consolidated Freddie Mac K-Series entity, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investment in these securitization entities is presented in Table 4.2.
Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at March 31, 2021 and December 31, 2020.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	March 31, 2021	December 31, 2020
Trading	$145,390	$125,667
Available-for-sale	218,930	218,458
Total Real Estate Securities	$364,320	$344,125
Our real estate securities include mortgage-backed securities, which are presented in accordance with their general position within a securitization structure based on their rights to cash flows. Senior securities are those interests in a securitization that generally have the first right to cash flows and are last in line to absorb losses. Mezzanine securities are interests that are generally subordinate to senior securities in their rights to receive cash flows, and have subordinate securities below them that are first to absorb losses. Subordinate securities are all interests below mezzanine. Exclusive of our re-performing loan securities, nearly all of our residential securities are supported by collateral that was designated as prime at the time of issuance.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). The following table presents the fair value of trading securities by position and collateral type at March 31, 2021 and December 31, 2020.
Table 9.2 – Fair Value of Trading Securities by Position

(In Thousands)	March 31, 2021	December 31, 2020
Senior
Interest-only securities (1)	$31,580	$28,464
Total Senior	31,580	28,464
Mezzanine
Sequoia securities	—	3,649
Total Mezzanine	—	3,649
Subordinate
RPL securities	59,958	47,448
Multifamily securities	9,437	5,592
Other third-party residential securities	44,415	40,514
Total Subordinate	113,810	93,554
Total Trading Securities	$145,390	$125,667
(1)Includes $18 million and $13 million of Sequoia certificated mortgage servicing rights at March 31, 2021 and December 31, 2020, respectively.
The following table presents the unpaid principal balance of trading securities by position and collateral type at March 31, 2021 and December 31, 2020.
Table 9.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	March 31, 2021	December 31, 2020
Senior (1)	$—	$—
Mezzanine	—	3,577
Subordinate	225,762	242,278
Total Trading Securities	$225,762	$245,855
(1)Our senior trading securities include interest-only securities, for which there is no principal balance.
The following table provides the activity of trading securities during the three months ended March 31, 2021 and 2020.
Table 9.4 – Trading Securities Activity

	Three Months Ended March 31,
(In Thousands)	2021	2020
Principal balance of securities acquired	$15,880	$56,471
Principal balance of securities sold	34,743	618,867
Net market valuation gains (losses) recorded (1)	21,349	(263,325)
(1)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at March 31, 2021 and December 31, 2020.
Table 9.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	March 31, 2021	December 31, 2020
Mezzanine
Other third-party residential securities	$—	$2,014
Total Mezzanine	—	2,014
Subordinate
Sequoia securities	141,632	136,475
Multifamily securities	38,647	43,663
Other third-party residential securities	38,651	36,306
Total Subordinate	218,930	216,444
Total AFS Securities	$218,930	$218,458
The following table provides the activity of available-for-sale securities during the three months ended March 31, 2021 and 2020.
Table 9.6 – Available-for-Sale Securities Activity

	Three Months Ended March 31,
(In Thousands)	2021	2020
Fair value of securities acquired	$1,078	$31,181
Fair value of securities sold	2,200	46,457
Net realized gains recorded	200	3,852
During the three months ended March 31, 2021, we called one of our unconsolidated Sequoia entities, and purchased $19 million (unpaid principal balance) of loans from the securitization trust. In association with this call, we realized a $2 million gain on the securities we owned from this securitization, which was recognized through Realized gains, net on our consolidated statements of income.
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
At March 31, 2021, we had $35 million of AFS securities with contractual maturities less than five years, $4 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at March 31, 2021 and December 31, 2020.
Table 9.7 – Carrying Value of AFS Securities

March 31, 2021
(In Thousands)	Mezzanine	Subordinate	Total
Principal balance	$—	$273,595	$273,595
Credit reserve	—	(44,947)	(44,947)
Unamortized discount, net	—	(94,188)	(94,188)
Amortized cost	—	134,460	134,460
Gross unrealized gains	—	84,735	84,735
Gross unrealized losses	—	(252)	(252)
CECL allowance	—	(13)	(13)
Carrying Value	$—	$218,930	$218,930

December 31, 2020
(In Thousands)	Mezzanine	Subordinate	Total
Principal balance	$2,000	$281,284	$283,284
Credit reserve	—	(44,967)	(44,967)
Unamortized discount, net	—	(95,718)	(95,718)
Amortized cost	2,000	140,599	142,599
Gross unrealized gains	14	77,280	77,294
Gross unrealized losses	—	(1,047)	(1,047)
CECL allowance	—	(388)	(388)
Carrying Value	$2,014	$216,444	$218,458
The following table presents the changes for the three months ended March 31, 2021, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended March 31, 2021
	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$44,967	$95,718
Amortization of net discount	—	(1,614)
Realized credit losses	(137)	—
Acquisitions	1,935	840
Sales, calls, other	(274)	(2,300)
Transfers to (release of) credit reserves, net	(1,544)	1,544
Ending Balance	$44,947	$94,188

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at March 31, 2021 and December 31, 2020.
Table 9.9 – Components of Fair Value of AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
March 31, 2021	$490	$(2)	$488	$6,421	$(250)	$6,158
December 31, 2020	9,129	(1,047)	7,920	—	—	—
At March 31, 2021, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 93 AFS securities, of which four were in an unrealized loss position and three were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2020, our consolidated balance sheet included 96 AFS securities, of which five were in an unrealized loss position and zero were in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $0.3 million at March 31, 2021. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At March 31, 2021, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At March 31, 2021, our current expected credit loss ("CECL") allowance related to our AFS securities was $13 thousand. AFS securities for which an allowance is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at March 31, 2021.
Table 9.10 – Significant Credit Quality Indicators

March 31, 2021	Subordinate Securities
Default rate	0.7%
Loss severity	24%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities for the three months ended March 31, 2021.
Table 9.11 – Rollforward of Allowance for Credit Losses

Three Months Ended March 31, 2021
(In Thousands)
Beginning balance allowance for credit losses	$388
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	—
Additional increases (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(375)
Allowance on purchased financial assets with credit deterioration	—
Reduction to allowance for securities sold during the period	—
Reduction to allowance for securities we intend to sell or more likely than not will be required to sell	—
Write-offs charged against allowance	—
Recoveries of amounts previously written off	—
Ending balance of allowance for credit losses	$13
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three months ended March 31, 2021 and 2020.

Table 9.12 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended March 31,
(In Thousands)	2021	2020
Gross realized gains - sales	$200	$7,705
Gross realized gains - calls	2,408	—
Gross realized losses - sales	—	(3,853)
Total Realized Gains on Sales and Calls of AFS Securities, net	$2,608	$3,852
Note 10. Other Investments
Other investments at March 31, 2021 and December 31, 2020 are summarized in the following table.
Table 10.1 – Components of Other Investments

(In Thousands)	March 31, 2021	December 31, 2020
Servicer advance investments	$206,525	$231,489
Shared home appreciation options	45,823	42,440
Excess MSRs	32,465	34,418
Mortgage servicing rights	7,945	8,815
Other	29,821	31,013
Total Other Investments	$322,579	$348,175

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 10. Other Investments - (continued)
Servicer advance investments
We and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to a portfolio of legacy residential mortgage-backed securitizations serviced by the co-investor (Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding the transactions). At March 31, 2021, we had funded $94 million of total capital to the SA Buyers (see Note 16 for additional detail).
At March 31, 2021, our servicer advance investments had a carrying value of $207 million and were associated with a portfolio of residential mortgage loans with an unpaid principal balance of $8.60 billion. The outstanding servicer advance receivables associated with this investment were $193 million at March 31, 2021, which were financed with short-term non-recourse securitization debt (see Note 13 for additional detail on this debt). The servicer advance receivables were comprised of the following types of advances at March 31, 2021 and December 31, 2020.
Table 10.2 – Components of Servicer Advance Receivables

(In Thousands)	March 31, 2021	December 31, 2020
Principal and interest advances	$92,628	$110,923
Escrow advances (taxes and insurance advances)	74,970	79,279
Corporate advances	25,254	27,454
Total Servicer Advance Receivables	$192,852	$217,656
We account for our servicer advance investments at fair value and during the three months ended March 31, 2021 and 2020, we recorded $3 million of interest income associated with these investments for each of these periods, and recorded net market valuation losses of $0.2 million and $6 million, respectively, through Investment fair value changes, net in our consolidated statements of income (loss).
Shared Home Appreciation Options
In 2019, we entered into a flow purchase agreement to acquire shared home appreciation options. At March 31, 2021, we had acquired $47 million of shared home appreciation options under this flow purchase agreement. We account for these investments under the fair value option and during the three months ended March 31, 2021 and 2020, we recorded a net market valuation gain of $5 million and a net market valuation loss of $8 million, respectively, related to these assets through Investment fair value changes, net on our consolidated statements of income (loss).
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three months ended March 31, 2021 and 2020, we recognized $3 million of interest income for each of these periods through Other interest income, and recorded net market valuation losses of $2 million and $9 million, respectively, through Investment fair value changes, net on our consolidated statements of income (loss).
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 10. Other Investments - (continued)
At March 31, 2021 and December 31, 2020, our MSRs had a fair value of $8 million and $9 million, respectively, and were associated with loans with an aggregate principal balance of $2.07 billion and $2.59 billion, respectively. During the three months ended March 31, 2021 and 2020, including net market valuation gains and losses on our MSRs and related risk management derivatives, we recorded net income of $1 million and a net loss of $2 million, respectively, through Other income on our consolidated statements of income (loss).
Note 11. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at March 31, 2021 and December 31, 2020.
Table 11.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	March 31, 2021		December 31, 2020
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$4,350	$163,000	$224	$42,000
TBAs	40,800	3,350,000	18,260	3,520,000
Swaptions	83,610	3,825,000	19,727	1,585,000
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	1,164	223,783	15,027	2,617,254
Total Assets	$129,924	$7,561,783	$53,238	$7,764,254

Liabilities - Risk Management Derivatives
Interest rate swaps	$—	$4,000	$—	$—
TBAs	(35,621)	1,860,000	(15,495)	3,105,000
Interest rate futures	(2,451)	195,000	—	—
Liabilities - Other Derivatives
Loan purchase commitments	(35,106)	3,073,102	(577)	477,153
Total Liabilities	$(73,178)	$5,132,102	$(16,072)	$3,582,153
Total Derivative Financial Instruments, Net	$56,746	$12,693,885	$37,166	$11,346,407
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At March 31, 2021, we were party to swaps and swaptions with an aggregate notional amount of $3.99 billion, TBA agreements with an aggregate notional amount of $5.21 billion, and interest rate futures contracts with an aggregate notional amount of $195 million. At December 31, 2020, we were party to swaps and swaptions with an aggregate notional amount of $1.63 billion and TBA agreements with an aggregate notional amount of $6.63 billion.
During the three months ended March 31, 2021 and 2020, risk management derivatives had a net market valuation gain of $93 million and a net market valuation loss of $98 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and Other income on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 11. Derivative Financial Instruments - (continued)
Loan Purchase and Interest Rate Lock Commitments
LPCs and IRLCs that qualify as derivatives are recorded at their estimated fair values. For the three months ended March 31, 2021 and 2020, LPCs and IRLCs had a net market valuation loss of $52 million and a net market valuation gain of $22 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss).
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to portions of our long-term debt and certain adjustable-rate securitization entity liabilities that are included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges.
During the first quarter of 2020, we terminated and settled all of our outstanding derivatives that had been designated as cash flow hedges for our long-term debt, with a payment of $84 million. For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $80 million and $81 million at March 31, 2021 and December 31, 2020, respectively. We are amortizing this loss into interest expense over the remaining term of the debt they were originally hedging. As of March 31, 2021, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
For the three months ended March 31, 2021 and 2020, changes in the values of designated cash flow hedges were zero and negative $33 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three months ended March 31, 2021 and 2020.
Table 11.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended March 31,
(In Thousands)	2021	2020
Net interest expense on cash flows hedges	$—	$(860)
Realized net losses reclassified from other comprehensive income	(1,018)	(79)
Total Interest Expense	$(1,018)	$(939)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At March 31, 2021, we assessed this risk as remote and did not record an associated specific valuation adjustment.
At March 31, 2021, we were in compliance with our derivative counterparty ISDA agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 12. Other Assets and Liabilities
Other assets at March 31, 2021 and December 31, 2020 are summarized in the following table.
Table 12.1 – Components of Other Assets

(In Thousands)	March 31, 2021	December 31, 2020
Accrued interest receivable	$40,097	$39,445
Investment receivable	37,102	43,176
Margin receivable	16,283	4,758
REO	15,829	8,413
Operating lease right-of-use assets	14,227	15,012
Fixed assets and leasehold improvements (1)	5,153	4,203
FHLBC stock	5,000	5,000
Pledged collateral	—	1,177
Other	8,047	9,404
Total Other Assets	$141,738	$130,588
(1)Fixed assets and leasehold improvements had a basis of $12 million and accumulated depreciation of $7 million at March 31, 2021.
Accrued expenses and other liabilities at March 31, 2021 and December 31, 2020 are summarized in the following table.
Table 12.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	March 31, 2021	December 31, 2020
Margin payable	$84,306	$14,728
Accrued interest payable	32,167	34,858
Accrued compensation	27,941	24,393
Accrued income taxes payable	17,174	5,614
Payable to minority partner	16,222	16,941
Operating lease liabilities	15,885	16,687
Current accounts payable	15,712	6,455
Guarantee obligations	9,238	10,039
Residential loan and MSR repurchase reserve	8,731	8,631
Bridge loan holdbacks	5,443	5,708
Accrued operating expenses	4,222	5,509
Deferred consideration	—	14,579
Other	7,233	15,198
Total Accrued Expenses and Other Liabilities	$244,274	$179,340
Deferred Consideration
The deferred consideration presented in the table above is related to our acquisition of 5 Arches in 2019. During the three months ended March 31, 2021, we distributed 806,068 shares of Redwood common stock and paid $1 million in cash in full settlement of the remaining deferred consideration associated with this acquisition.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 12. Other Assets and Liabilities - (continued)
REO
The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities during the three months ended March 31, 2021.
Table 12.3 – REO Activity

	Three Months Ended March 31, 2021
(In Thousands)	Redwood Bridge	Legacy Sequoia	Freddie Mac SLST	CAFL	Total
Balance at beginning of period	$4,600	$638	$646	$2,529	$8,413
Transfers to REO	1,483	—	1,276	11,924	14,683
Liquidations (1)	(4,880)	(40)	(91)	(1,909)	(6,920)
Changes in fair value, net	282	(2)	28	(655)	(347)
Balance at End of Period	$1,485	$596	$1,859	$11,889	$15,829
(1)For the three months ended March 31, 2021, REO liquidations resulted in $0.3 million of realized losses, which were recorded in Investment fair value changes, net on our consolidated statements of income (loss).
The following table provides the detail of REO assets at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities at March 31, 2021 and December 31, 2020.
Table 12.4 – REO Assets

Number of REO assets	Redwood Bridge	Legacy Sequoia	Freddie Mac SLST	CAFL	Total
At March 31, 2021	2	2	20	2	26
At December 31, 2020	3	3	9	2	17
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for additional descriptions of our other assets and liabilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 13. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At March 31, 2021, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at March 31, 2021 and December 31, 2020.
Table 13.1 – Short-Term Debt

	March 31, 2021
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	5	$839,224	$1,600,000	2.15%	8/2021-3/2022	268
Business purpose loan warehouse (2)	2	140,916	500,000	3.54%	5/2022-6/2022	436
Real estate securities repo (1)	3	81,670	—	1.72%	4/2021-6/2021	35
Total Short-Term Debt Facilities	10	1,061,810
Servicer advance financing	1	192,072	335,000	1.91%	11/2021	244
Total Short-Term Debt		$1,253,882

	December 31, 2020
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse (1)	4	$137,269	$1,300,000	2.45%	1/2021-11/2021	268
Business purpose loan warehouse (2)	2	99,190	500,000	3.37%	5/2022-6/2022	521
Real estate securities repo (1)	3	77,775	—	2.24%	1/2021-3/2021	36
Total Short-Term Debt Facilities	9	314,234
Servicer advance financing	1	208,375	335,000	1.95%	11/2021	334
Total Short-Term Debt		$522,609
(1)Borrowings under our facilities are generally charged interest based on a specified margin over the one-month LIBOR interest rate. At March 31, 2021 and December 31, 2020, all of these borrowings were under uncommitted facilities and were due within 364 days (or less) of the borrowing date.
(2)Due to the revolving nature of the borrowings under these facilities, we have classified these facilities as short-term debt at March 31, 2021. Borrowings under these facilities will be repaid as the underlying loans mature or are sold to third parties or transferred to securitizations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 13. Short-Term Debt - (continued)
The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt at March 31, 2021 and December 31, 2020.
Table 13.2 – Collateral for Short-Term Debt

(In Thousands)	March 31, 2021	December 31, 2020
Collateral Type
Held-for-sale residential loans	$926,076	$156,355
Business purpose loans	164,829	127,029
Real estate securities
On balance sheet	16,611	23,193
Sequoia Choice securitizations (1)	63,194	63,105
Freddie Mac K-Series securitization (1)	28,979	28,255
Total real estate securities owned	108,784	114,553
Restricted cash and other assets	17,381	315
Total Collateral for Short-Term Debt Facilities	1,217,070	398,252
Cash	10,698	9,978
Restricted cash	29,518	23,220
Servicer advances	192,852	217,656
Total Collateral for Servicer Advance Financing	233,068	250,854
Total Collateral for Short-Term Debt	$1,450,138	$649,106
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
For the three months ended March 31, 2021 and 2020, the average balances of our short-term debt facilities were $988 million and $1.74 billion, respectively. At both March 31, 2021 and December 31, 2020, accrued interest payable on our short-term debt facilities was $1 million.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At March 31, 2021, the accrued interest payable balance on this financing was $0.1 million and the unamortized capitalized commitment costs were $1 million.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $2 million at March 31, 2021. At both March 31, 2021 and December 31, 2020, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 13. Short-Term Debt - (continued)
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt at March 31, 2021.
Table 13.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	March 31, 2021
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$—	$839,224	$839,224
Business purpose loans	—	—	140,916	140,916
Real estate securities	44,391	37,279	—	81,670
Total Secured Short-Term Debt	44,391	37,279	980,140	1,061,810
Servicer advance financing	—	—	192,072	192,072
Total Short-Term Debt	$44,391	$37,279	$1,172,212	$1,253,882
Note 14. Asset-Backed Securities Issued
The carrying values of ABS issued by our consolidated securitization entities at March 31, 2021 and December 31, 2020, along with other selected information, are summarized in the following table.
Table 14.1 – Asset-Backed Securities Issued

March 31, 2021	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST (1)	Freddie Mac K-Series	CAFL	Total
(Dollars in Thousands)
Certificates with principal balance	$309,916	$1,024,081	$1,800,808	$424,393	$2,728,355	$6,287,553
Interest-only certificates	819	2,274	22,962	12,326	153,420	191,801
Market valuation adjustments	(38,820)	27,650	97,670	23,846	81,977	192,323
ABS Issued, Net	$271,915	$1,054,005	$1,921,440	$460,565	$2,963,752	$6,671,677
Range of weighted average interest rates, by series	0.32% to 1.47%	2.28% to 5.06%	3.50% to 4.75%	3.41%	2.63% to 5.56%
Stated maturities	2024 - 2036	2047 - 2050	2028 - 2059	2025	2022 - 2052
Number of series	20	10	3	1	14

December 31, 2020	Legacy Sequoia	Sequoia Choice	Freddie Mac SLST (1)	Freddie Mac K-Series	CAFL	Total
(Dollars in Thousands)
Certificates with principal balance	$329,039	$1,309,957	$1,866,145	$416,339	$2,716,425	$6,637,905
Interest-only certificates	1,092	4,591	23,335	13,026	162,934	204,978
Market valuation adjustments	(47,805)	32,809	104,439	34,601	133,734	257,778
ABS Issued, Net	$282,326	$1,347,357	$1,993,919	$463,966	$3,013,093	$7,100,661
Range of weighted average interest rates, by series	0.35% to 1.55%	2.25% to 5.04%	3.50% to 4.75%	3.39%	2.68% to 5.42%
Stated maturities	2024 - 2036	2047 - 2050	2028 - 2059	2025	2022 - 2052
Number of series	20	10	3	1	14
(1)Includes $200 million and $205 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost at March 31, 2021 and December 31, 2020, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 14. Asset-Backed Securities Issued - (continued)
During the third quarter of 2020, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $210 million (principal balance) of ABS issued to third parties and retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. The ABS was issued at a discount and we have elected to account for the ABS issued at amortized cost. At March 31, 2021, the principal balance of the ABS issued was $200 million, and the debt discount and deferred issuance costs were $4 million, for a carrying value of $196 million. The stated coupon of the ABS issued was 4.75% at issuance and the final stated maturity occurs in July 2059. The ABS issued is subject to optional redemption and interest rate step-ups prior to the stated maturity according to the terms of the respective governing agreements.
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At March 31, 2021, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at March 31, 2021 and December 31, 2020. Interest due on consolidated ABS issued is payable monthly.
Table 14.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	March 31, 2021	December 31, 2020
Legacy Sequoia	$128	$141
Sequoia Choice	3,658	4,697
Freddie Mac SLST (1)	5,461	5,656
Freddie Mac K-Series	1,208	1,177
CAFL	10,256	10,122
Total Accrued Interest Payable on ABS Issued	$20,711	$21,793
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 15. Long-Term Debt
The table below summarizes our long-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at March 31, 2021.
Table 15.1 – Long-Term Debt

	March 31, 2021
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Sequoia	$172,805	$(624)	$172,181	N/A	4.21%	9/2024
CAFL	102,426	(581)	101,845	N/A	4.21%	2/2025
Non-Recourse BPL Financing
Facility A	241,549	(1,119)	240,430	316,543	L + 7.50%	6/2022
Facility B	84,017	(555)	83,462	84,017	L + 3.85%	7/2022
Recourse BPL Financing
Facility C	75,109	(368)	74,741	250,000	L + 3.00%	3/2022
Facility D	114,386	(176)	114,210	250,000	L + 3.00%	9/2023
Total Long-Term Debt Facilities	790,292	(3,423)	786,869
FHLBC borrowings	1,000	—	1,000	1,000	0.33%	1/2026
Convertible notes
4.75% convertible senior notes	198,629	(2,610)	196,019	N/A	4.75%	8/2023
5.625% convertible senior notes	150,200	(2,634)	147,566	N/A	5.625%	7/2024
5.75% exchangeable senior notes	172,092	(3,970)	168,122	N/A	5.75%	10/2025
Trust preferred securities and subordinated notes	139,500	(814)	138,686	N/A	L + 2.25%	7/2037
Total Long-Term Debt	$1,451,713	$(13,451)	$1,438,262
(1)Variable rate borrowings are based on 1- or 3-month LIBOR ("L" in the table above) plus an applicable spread.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 15. Long-Term Debt - (continued)

The following table below presents the value of loans, securities, and other assets pledged as collateral under our long-term debt at March 31, 2021 and December 31, 2020.
Table 15.2 – Collateral for Long-Term Debt

(In Thousands)	March 31, 2021	December 31, 2020
Collateral Type
Bridge loans	$522,050	$544,151
Single-family rental loans	228,125	154,774
Real estate securities
Sequoia Choice securitizations (1)	256,554	249,446
CAFL securitizations (1)	112,451	114,044
Total real estate securities owned	369,005	363,490
Other BPL investments	19,358	21,414
Restricted cash	1,100	1,100
Total Collateral for Long-Term Debt	$1,139,638	$1,084,929
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
The following table summarizes the accrued interest payable on long-term debt at March 31, 2021 and December 31, 2020.
Table 15.3 – Accrued Interest Payable on Long-Term Debt

(In Thousands)	March 31, 2021	December 31, 2020
Long-term debt facilities	$1,642	$1,799
Convertible notes
4.75% convertible senior notes	1,206	3,564
5.625% convertible senior notes	1,784	3,896
5.75% exchangeable senior notes	4,948	2,474
Trust preferred securities and subordinated notes	580	669
Total Accrued Interest Payable on Long-Term Debt	$10,160	$12,402
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a full description of our long-term debt.
Note 16. Commitments and Contingencies
Lease Commitments
At March 31, 2021, we were obligated under seven non-cancelable operating leases with expiration dates through 2031 for $19 million of cumulative lease payments. Our operating lease expense was $1 million for both three-month periods ended March 31, 2021 and 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
The following table presents our future lease commitments at March 31, 2021.
Table 16.1 – Future Lease Commitments by Year

(In Thousands)	March 31, 2021
2021 (9 months)	$2,498
2022	3,301
2023	2,813
2024	2,231
2025	1,983
2026 and thereafter	6,128
Total Lease Commitments	18,954
Less: Imputed interest	(3,069)
Operating Lease Liabilities	$15,885
During the three months ended March 31, 2021, we did not enter into any office leases. At March 31, 2021, our operating lease liabilities were $16 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $14 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the date of adoption. At March 31, 2021, the weighted-average remaining lease term and weighted-average discount rate for our leases was 7 years and 4.9%, respectively.
Commitment to Fund Bridge Loans
As of March 31, 2021, we had commitments to fund up to $283 million of additional advances on existing bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before we fund the commitment. At March 31, 2021, we recorded a $2 million contingent liability related to these commitments to fund construction advances. We may also advance funds related to loans sold under a separate loan sale agreement that are generally repaid immediately by the loan purchaser and do not generally expose us to loss. The outstanding commitments related to these loans that we may temporarily fund totaled approximately $2 million at March 31, 2021.
Commitment to Fund Partnerships
In 2018, we invested in two partnerships created to acquire and manage certain mortgage servicing related assets (see Note 10 for additional detail). In connection with this investment, we are required to fund future net servicer advances related to the underlying mortgage loans. The actual amount of net servicer advances we may fund in the future is subject to significant uncertainty and will be based on the credit and prepayment performance of the underlying loans.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At March 31, 2021, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was fully collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At March 31, 2021, we had not incurred any losses under these arrangements. For the three months ended March 31, 2021 and 2020, other income related to these arrangements was $1 million for both periods, and net market valuation losses related to these investments were less than $0.1 million and $0.5 million, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at March 31, 2021, the loans had an unpaid principal balance of $806 million and a weighted average FICO score of 757 (at origination) and LTV ratio of 75% (at origination). At March 31, 2021, $33 million of the loans were 90 days or more delinquent, of which one of these loans with an unpaid principal balance of $0.2 million was in foreclosure. At March 31, 2021, the carrying value of our guarantee obligation was $9 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At March 31, 2021 and December 31, 2020, assets of such SPEs totaled $46 million at both dates, and liabilities of such SPEs totaled $9 million and $10 million, respectively.
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
At both March 31, 2021 and December 31, 2020, our repurchase reserve associated with our residential loans and MSRs was $9 million and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets.
We received zero and three repurchase requests during the three months ended March 31, 2021 and 2020, respectively, and did not repurchase any loans during either of these periods. During the three months ended March 31, 2021 and 2020, we recorded repurchase provisions of $0.1 million and $0.2 million, respectively, that were recorded in Mortgage banking activities, net; Investment fair value changes, net; and Other income on our consolidated statements of income (loss).
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 16 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Loss Contingencies - Litigation.” At March 31, 2021, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2020 was $2 million. At March 31, 2021, the aggregate amount of our accrual for estimated costs associated with the "Residential Loan Seller Demands" described in our Annual Report on Form 10-K for the year ended December 31, 2020 was $2 million, a portion of which is contingent on the successful completion of future residential loan purchase and sale transactions with certain counterparties. We believe we have either resolved or adequately accrued for any unresolved Residential Loan Seller Demands and that there are no other Residential Loan Seller Demands that are reasonably possible to result in a material loss.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 17. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three months ended March 31, 2021 and 2020.
Table 17.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$76,336	$(80,557)	$92,452	$(50,939)
Other comprehensive income (loss) before reclassifications	10,986	—	(80,519)	(32,806)
Amounts reclassified from other accumulated comprehensive income (loss)	(2,795)	1,018	(13,798)	79
Net current-period other comprehensive income (loss)	8,191	1,018	(94,317)	(32,727)
Balance at End of Period	$84,527	$(79,539)	$(1,865)	$(83,666)
The following table provides a summary of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2021 and 2020.
Table 17.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended March 31,
(In Thousands)	Income Statement	2021	2020
Net Realized (Gain) Loss on AFS Securities
Credit loss expense on AFS securities	Investment fair value changes, net	$(374)	$1,525
Gain on sale of AFS securities	Realized gains, net	(2,421)	(15,323)
		$(2,795)	$(13,798)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,018	$79
		$1,018	$79
Issuance of Common Stock
We have an established program to sell up to an aggregate of $175 million of common stock from time to time in at-the-market ("ATM") offerings, with $110 million of remaining capacity available at March 31, 2021. During the three months ended March 31, 2021, we did not issue any shares under this program.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 17. Equity - (continued)
Direct Stock Purchase and Dividend Reinvestment Plan
During both the three months ended March 31, 2021 and 2020, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan.
Earnings (Loss) per Common Share
The following table provides the basic and diluted earnings (loss) per common share computations for the three months ended March 31, 2021 and 2020.
Table 17.3 – Basic and Diluted Earnings (Loss) per Common Share

	Three Months Ended March 31,
(In Thousands, except Share Data)	2021	2020
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Redwood	$97,257	$(943,398)
Less: Dividends and undistributed earnings allocated to participating securities	(3,294)	(1,209)
Net income (loss) allocated to common shareholders	$93,963	$(944,607)
Basic weighted average common shares outstanding	112,276,842	114,076,568
Basic Earnings (Loss) per Common Share	$0.84	$(8.28)
Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Redwood	$97,257	$(943,398)
Less: Dividends and undistributed earnings allocated to participating securities	(2,951)	(1,209)
Add back: Interest expense on convertible notes for the period, net of tax	7,007	—
Net income (loss) allocated to common shareholders	$101,313	$(944,607)
Weighted average common shares outstanding	112,276,842	114,076,568
Net effect of dilutive equity awards	195,568	—
Net effect of assumed convertible notes conversion to common shares	28,566,875	—
Diluted weighted average common shares outstanding	141,039,285	114,076,568
Diluted Earnings (Loss) per Common Share	$0.72	$(8.28)
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
During the three months ended March 31, 2021, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the three months ended March 31, 2020, 35.4 million of common shares related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three months ended March 31, 2021 and 2020, the number of outstanding equity awards that were antidilutive totaled 15,460 and 21,249, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 17. Equity - (continued)
Stock Repurchases
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2021, we did not repurchase any shares. At March 31, 2021, $78 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
Note 18. Equity Compensation Plans
At March 31, 2021 and December 31, 2020, 7,540,310 and 7,957,891 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan, which are settled by delivery of shares of common stock and purchases under the Employee Stock Purchase Plan, totaled $29 million at March 31, 2021, as shown in the following table.
Table 18.1 – Activities of Equity Compensation Costs by Award Type

	Three Months Ended March 31, 2021
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$564	$3,540	$17,766	$5,794	$—	$27,664
Equity grants	—	2,370	2,641	—	259	5,270
Equity grant forfeitures	(2)	(591)	(550)	—	—	(1,143)
Equity compensation expense	(167)	(307)	(1,761)	(586)	(65)	(2,886)
Unrecognized Compensation Cost at End of Period	$395	$5,012	$18,096	$5,208	$194	$28,905
At March 31, 2021, the weighted average amortization period remaining for all of our equity awards was one year.
Restricted Stock Awards ("RSAs")
At March 31, 2021 and December 31, 2020, there were 30,119 and 78,998 shares, respectively, of RSAs outstanding. Restrictions on these shares lapse through 2022. During the three months ended March 31, 2021, there were no RSAs granted, restrictions on 48,879 RSAs lapsed and those shares were distributed, and no RSAs were forfeited.
Restricted Stock Units ("RSUs")
At March 31, 2021 and December 31, 2020, there were 458,554 and 282,424 shares, respectively, of RSUs outstanding. Restrictions on these shares lapse through 2025. During the three months ended March 31, 2021, there were 272,261 RSUs granted, 58,899 RSUs distributed, and 37,232 RSUs forfeited.
Deferred Stock Units (“DSUs”)
At March 31, 2021 and December 31, 2020, there were 2,963,453 and 2,805,144 DSUs, respectively, outstanding of which 1,248,084 and 1,206,125, respectively, had vested. During the three months ended March 31, 2021, there were 312,045 DSUs granted, 122,575 DSUs distributed, and 31,161 DSUs forfeited. Unvested DSUs at March 31, 2021 vest through 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 18. Equity Compensation Plans - (continued)
Performance Stock Units (“PSUs”)
At both March 31, 2021 and December 31, 2020, the target number of PSUs that were unvested was 978,735. During the three months ended March 31, 2021, no PSUs were forfeited. Vesting for all PSUs will generally occur at the end of three years from their grant date based on various Total Shareholder Return ("TSR") performance calculations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 600,000 shares of common stock to be purchased in aggregate for all employees. As of March 31, 2021 and December 31, 2020, 505,346 and 489,886 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at March 31, 2021.
Note 19. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income (loss) for the three months ended March 31, 2021 and 2020.
Table 19.1 – Mortgage Banking Activities

	Three Months Ended March 31,
(In Thousands)	2021	2020
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$(29,273)	$7,955
Trading securities (2)	721	—
Risk management derivatives (3)	88,964	(31,294)
Other income (expense), net (4)	1,023	258
Total residential mortgage banking activities, net	61,435	(23,081)

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
Single-family rental loans, at fair value (1)	10,248	11,808
Risk management derivatives (3)	3,858	(21,538)
Bridge loans, at fair value	1,044	(3,934)
Other income, net (5)	6,022	7,843
Total business purpose mortgage banking activities, net	21,172	(5,821)
Mortgage Banking Activities, Net	$82,607	$(28,902)
(1)For residential loans, includes changes in fair value for associated loan purchase and forward sale commitments. For single-family rental loans, includes changes in fair value for associated interest rate lock commitments.
(2)Represents fair value changes on trading securities that are being used as hedges to manage the mark-to-market risks associated with our residential mortgage banking operations.
(3)Represents market valuation changes of derivatives that were used to manage risks associated with our mortgage banking operations.
(4)Amounts in this line item include other fee income from loan acquisitions and provisions for repurchase expense, presented net.
(5)Amounts in this line item include other fee income from loan originations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 20. Other Income
The following table presents the components of Other income recorded in our consolidated statements of income (loss) for the three months ended March 31, 2021 and 2020.
Table 20.1 – Other Income

	Three Months Ended March 31,
(In Thousands)	2021	2020
MSR income (loss), net	$697	$(1,809)
Risk share income	882	765
FHLBC capital stock dividend	25	547
Equity investment income	—	848
Loan extension fees	421	—
Other	1,818	2,577
Other Income	$3,843	$2,928

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 21. General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses
Components of our general and administrative expenses, loan acquisition costs, and other expenses for the three months ended March 31, 2021 and 2020 are presented in the following table.
Table 21.1 – Components of General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses

	Three Months Ended March 31,
(In Thousands)	2021	2020
General and Administrative Expenses
Fixed compensation expense	$11,805	$14,684
Annual variable compensation	18,669	11
Long-term incentive award expense (1)	4,169	1,995
Acquisition-related equity compensation expense (2)	1,212	1,212
Systems and consulting	2,977	3,212
Office costs	1,808	2,108
Accounting and legal	714	2,216
Corporate costs	691	671
Other	1,506	2,573
Total General and Administrative Expenses	43,551	28,682

Loan Acquisition Costs
Commissions	1,263	1,788
Underwriting costs	1,685	1,662
Transfer and holding costs	611	536
Total Loan Acquisition Costs	3,559	3,986

Other Expenses
Goodwill impairment expense	—	88,675
Amortization of purchase-related intangible assets	3,873	4,309
Other	223	(1,569)
Total Other Expenses	4,096	91,415
Total General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses	$51,206	$124,083
(1)For the three months ended March 31, 2021, long-term incentive award expense includes $3 million of expense for awards settleable in shares of our common stock and $1 million of expense for awards settleable in cash.
(2)Acquisition-related equity compensation expense relates to 588,260 shares of restricted stock that were issued to members of CoreVest management as a component of the consideration paid to them for our purchase of their interests in CoreVest. The grant date fair value of these restricted stock awards was $10 million, which is being recognized as compensation expense over the two-year vesting period on a straight-line basis in accordance with GAAP.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 22. Taxes
For the three months ended March 31, 2021 and 2020, we recognized a provision for income taxes of $12 million and a benefit from income taxes of $22 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at March 31, 2021 and 2020.
Table 22.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	March 31, 2021	March 31, 2020
Federal statutory rate	21.0%	21.0%
State statutory rate, net of Federal tax effect	8.6%	8.6%
Differences in taxable (loss) income from GAAP income	(12.5)%	(25.9)%
Change in valuation allowance	(3.7)%	(2.5)%
Dividends paid deduction	(2.8)%	1.1%
Effective Tax Rate	10.6%	2.3%
We assessed our tax positions for all open tax years (i.e., Federal, 2017 to 2021, and State, 2016 to 2021) at March 31, 2021 and December 31, 2020, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
Note 23. Segment Information
Redwood operates in three segments: Residential Lending, Business Purpose Lending, and Third-Party Investments. For a full description of our segments, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
March 31, 2021
(Unaudited)

Note 23. Segment Information - (continued)
The following tables present financial information by segment for the three months ended March 31, 2021 and 2020.
Table 23.1 – Business Segment Financial Information

	Three Months Ended March 31, 2021
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$27,548	$64,405	$34,990	$1,362	$128,305
Interest expense	(19,037)	(50,075)	(23,179)	(10,261)	(102,552)
Net interest income	8,511	14,330	11,811	(8,899)	25,753
Non-interest income
Mortgage banking activities, net	61,435	21,172	—	—	82,607
Investment fair value changes, net	2,746	3,299	39,716	(674)	45,087
Other income, net	2,853	843	—	147	3,843
Realized gains, net	2,408	108	200	—	2,716
Total non-interest income (loss), net	69,442	25,422	39,916	(527)	134,253
General and administrative expenses	(13,757)	(11,159)	(1,131)	(17,504)	(43,551)
Loan acquisition costs	(1,416)	(2,052)	(87)	(4)	(3,559)
Other expenses	(6)	(3,777)	(330)	17	(4,096)
Provision for income taxes	(9,979)	(1,321)	(243)	—	(11,543)
Segment Contribution	$52,795	$21,443	$49,936	$(26,917)
Net Income					$97,257
Non-cash amortization (expense) income, net	$1,666	$(5,857)	$(144)	$(1,895)	$(6,230)

	Three Months Ended March 31, 2020
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$60,631	$53,060	$81,196	$3,194	$198,081
Interest expense	(37,562)	(32,353)	(62,501)	(14,255)	(146,671)
Net interest income	23,069	20,707	18,695	(11,061)	51,410
Non-interest income
Mortgage banking activities, net	(23,081)	(5,821)	—	—	(28,902)
Investment fair value changes, net	(196,635)	(142,130)	(531,558)	(509)	(870,832)
Other income, net	(497)	2,184	1,241	—	2,928
Realized gains, net	1,796	—	2,056	—	3,852
Total non-interest income, net	(218,417)	(145,767)	(528,261)	(509)	(892,954)
General and administrative expenses	(4,599)	(11,640)	(1,535)	(10,908)	(28,682)
Loan acquisition costs	(1,033)	(2,693)	(253)	(7)	(3,986)
Other expenses	—	(92,985)	1,882	(312)	(91,415)
Benefit from income taxes	5,330	6,582	10,317	—	22,229
Segment Contribution	$(195,650)	$(225,796)	$(499,155)	$(22,797)
Net Loss					$(943,398)
Non-cash amortization income (expense), net	$367	$(5,363)	$866	$(367)	$(4,497)
Other significant non-cash expense: goodwill impairment	$—	$(88,675)	$—	$—	$(88,675)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Note 23. Segment Information - (continued)
The following table presents the components of Corporate/Other for the three months ended March 31, 2021 and 2020.

Table 23.2 – Components of Corporate/Other

	Three Months Ended March 31,
	2021			2020
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$1,348	$14	$1,362	$3,194	$—	$3,194
Interest expense	(875)	(9,386)	(10,261)	(2,522)	(11,733)	(14,255)
Net interest income	473	(9,372)	(8,899)	672	(11,733)	(11,061)
Non-interest income
Investment fair value changes, net	(699)	25	(674)	(391)	(118)	(509)
Other income	—	147	147	—	—	—
Total non-interest income, net	(699)	172	(527)	(391)	(118)	(509)
General and administrative expenses	—	(17,504)	(17,504)	—	(10,908)	(10,908)
Loan acquisition costs	—	(4)	(4)	—	(7)	(7)
Other expenses	—	17	17	—	(312)	(312)
Total	$(226)	$(26,691)	$(26,917)	$281	$(23,078)	$(22,797)
(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.
The following table presents supplemental information by segment at March 31, 2021 and December 31, 2020.
Table 23.3 – Supplemental Segment Information

(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
March 31, 2021
Residential loans	$2,272,624	$—	$2,154,351	$274,861	$4,701,836
Business purpose loans	—	4,172,120	—	—	4,172,120
Multifamily loans	—	—	489,545	—	489,545
Real estate securities	167,040	—	197,280	—	364,320
Other investments	7,945	19,405	293,776	1,453	322,579
Intangible assets	—	52,992	—	—	52,992
Total assets	2,601,672	4,359,491	3,155,645	780,040	10,896,848

December 31, 2020
Residential loans	$1,741,963	$—	$2,221,153	$285,935	$4,249,051
Business purpose loans	—	4,136,353	—	—	4,136,353
Multifamily loans	—	—	492,221	—	492,221
Real estate securities	160,780	—	183,345	—	344,125
Other investments	8,815	21,627	317,282	451	348,175
Intangible assets	—	56,865	—	—	56,865
Total assets	1,989,802	4,323,040	3,232,415	809,809	10,355,066

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

Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Lending, Business Purpose Lending, and Third-Party Investments. For a full description of our segments, see Part 1, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2020.
Cautionary Statement
This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “intend,” “seek,” “plan” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties, including, among other things, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause actual results to differ materially from those projected may be described from time to time in reports we file with the SEC, including reports on Forms 10-Q and 8-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, our ability to pay dividends in the future, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2021; (iii) statements related to regulatory changes in Washington, D.C., including expediting the migration of GSE eligible mortgages to the private sector of the market, and expectations that such regulatory changes will result in an opportunity for the private sector; (iv) statements related to our residential and business purpose lending platforms, including that we expect to grow and diversify CoreVest's sourcing channels and deepen our market penetration in products we believe will remain in high demand; (v) statements related to our venture investing platform, RWT Horizons, including that we expect to increase its capital allocation over time; (vi) statements related to our investment portfolio, including that callable transactions could provide an opportunity to acquire in excess of a total of $600 million of residential jumbo and business purpose mortgage loans in 2021, and the potential earnings upside from realized gains associated with such transactions; (vii) statements relating to our estimate of our available capital (including that we estimate our available capital at March 31, 2021 was approximately $225 million); (viii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the first quarter of 2021 and at March 31, 2021, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (ix) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2021; and (x) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
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

OVERVIEW
Business Update
The new year at Redwood is off to a fast start and we are pleased with our trajectory thus far in 2021. Highlighted by strong operational progress and continued improvement in portfolio valuations, Redwood’s GAAP earnings were $0.72 per diluted share for the first quarter, as compared to $0.42 per diluted share for the fourth quarter of 2020. Our GAAP book value per share increased almost 9% to $10.76 at March 31, 2021, as compared to $9.91 at December 31, 2020, with GAAP earnings finishing well in excess of our $0.16 per share first quarter dividend.
The first quarter of 2021 introduced our latest strategic evolution through the launch of RWT Horizons, a venture investing strategy focused on early and mid-stage companies driving innovation in financial and real estate technology, and digital infrastructure. But the focus of our business has not changed. Our mission is to make quality housing accessible to all American households, whether rented or owned. We target loans to borrowers whose needs are not well served by government loan programs, as well as loans to borrowers who are simply not eligible for them. We believe our role in housing finance has never been more important, as the second half of 2020 saw significant increases home price appreciation and greater affordability challenges. In our view, addressing access to housing entails a combination of consumer loan and rental solutions.
Through our role as a private securitization issuer outside of the government sponsored enterprises ("GSEs"), we have turned much of our focus to finding innovative ways to expedite the migration of more GSE-eligible mortgages to the private sector of the market. This requires more than low-cost capital, which seems to be plentiful in our industry. It requires the speed, automation, and ease of execution necessary to facilitate sustainably high loan acquisition volumes. These traits have not been commonplace in the non-agency mortgage sector.
Recent federal regulatory changes highlight the need for a new way of thinking, and present an opportunity for the private sector. For example, changes to the CFPB's Qualified Mortgage ("QM") rules are likely to simplify many underwriting processes and meaningfully reduce the number of loans that require additional capital to securitize. Additionally, changes to the Preferred Stock Purchase Agreement ("PSPA") between the U.S. Department of Treasury and the GSEs now limit the acquisition of certain types of mortgages by the GSEs, including loans on non-owner-occupied homes and those with certain combinations of credit features, including higher LTVs and debt-to-income ratios, and lower credit scores. We believe this will result in an opportunity for the private sector, particularly for those who can transition to largely automated underwriting programs that will facilitate larger volumes of these loans moving away from the GSEs. We are focused on addressing this need, and we are working towards this goal in a number of innovative ways.
Residential Lending
For our residential lending business, strong operating progress in the first quarter was complemented meaningfully by continued progress on technology initiatives. We announced a new mobile application called “Redwood Live” in the first quarter for use by our network of loan sellers. Now available on Apple’s App Store, Redwood Live allows authorized sellers to log in and access dashboards that contain various tracking metrics and reports for the loan pipelines they have locked with Redwood. We also launched our “Rapid Funding+” purchase program in the first quarter, with several enhancements to the original program rolled out last year, including more customized funding schedules and other solutions for qualifying loan sellers. Finally, we onboarded the majority of our active Sequoia securitizations onto “dv01,” a third-party software tool for accessing, reporting and analyzing standardized loan-level data for non-agency transactions.
Business Purpose Lending ("BPL")
Within CoreVest, origination volumes normalized after a seasonally strong fourth quarter of 2020, but a 33% increase in bridge loan fundings during the first quarter of 2021 compared to the fourth quarter of 2020 reflected strong demand for our core products as we work to expand our BPL platform. In April 2021, we announced a strategic investment in Churchill Finance, which we expect will help us grow and diversify CoreVest’s sourcing channels, with a particular emphasis on smaller-balance single-family rental ("SFR") and bridge loans that complement our core product offerings. CoreVest’s primary business remains focused on larger SFR loans, cross-collateralized bridge lines of credit, build-for-rent, and workforce housing products specifically targeted towards boosting the size and quality of housing stock. Partnerships with companies like Churchill Finance will deepen our market penetration in products we believe will remain in high demand by housing investors. We also made significant progress on several key technology initiatives, including a revamped client portal (expected to be completed later in 2021); enhancements to our data warehouse; and more automation into certain capital markets processes that will enhance our speed-to-market.

RWT Horizons
The first quarter of 2021 also marked the introduction of RWT Horizons, our internal venture-investing platform focused on early-stage technology companies with business plans focused on disruptive innovations applicable to the mortgage finance sector. The RWT Horizons fund initially has a capital allocation of $25 million and, to date, we have completed three “venture capital” style investments. Our most recent investment was in a company that provides infrastructure to digitize loans, track documentation, facilitate payments, and record additional information on blockchain over the life of a loan. As an initial use case, we are working with various industry partners to explore the feasibility of leveraging blockchain to facilitate more timely loan remittance data for RMBS investors, an improvement that we believe can enhance market liquidity.
Investment Portfolio
Redwood’s $2.1 billion total investment portfolio continued to perform well in the first quarter as broad credit performance strengthened, credit spreads tightened, and total book value grew. Delinquencies in our portfolio have fallen continuously since last summer, and new forbearance requests have remained low over the last several quarters. And while we are monitoring the status and impact of foreclosure and eviction moratoria, we continue to believe that consumers have become more focused on managing their household balance sheets and credit scores. As a result, our loan quality has improved even while our credit guidelines have begun to expand to more closely resemble our pre-pandemic guidelines.
Higher residential jumbo prepayment speeds led us to exercise Sequoia call options for the first time in several years. We completed optional redemptions, or "calls," of three Sequoia transactions through the first four months of 2021, and plan to acquire additional loans when several other securitization transactions become callable in the coming quarters. Inclusive of CoreVest-sponsored securitizations, callable transactions could provide an opportunity to acquire in excess of a total of $600 million of residential jumbo and business purpose mortgage loans in 2021. The potential realized gains from these transactions represent potential earnings upside we have not been in a position to realize in recent years.
In conclusion, with significant momentum on technology, an engaged and talented workforce, regulatory shifts, and strong competitive positioning, it’s exciting to envision the role Redwood can play in the evolution of housing finance. We believe in the long-term durability of our earnings and our ability to deliver value to shareholders. As always, we balance this optimism against the economic forces that affect our quarterly production volumes, including recent interest rate volatility. In so doing, we will continue to equip our businesses with the tools to lead Redwood through the next phases of growth and change.

First Quarter Overview
The following table presents key financial metrics for the three months ended March 31, 2021.
Table 1 – Key Financial Metrics

Three Months Ended
(In Thousands, except per Share Data)	March 31, 2021
Net income per diluted common share	$0.72
Annualized GAAP return on equity	34.0%
Dividends per share	$0.16
Book value per share	$10.76
Economic return on book value (1)	10.2%
(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period.
•Our first quarter 2021 results benefited from continued strength in our operating platforms, most notably increased residential mortgage banking revenues on higher volume and strong margins. Additionally, the value of our securities portfolio increased 5%, supported by further spread tightening and continued improved credit performance. These results contributed to a 10% economic return on book value during the quarter.
•In March 2021, we announced a 14% increase in our quarterly dividend to $0.16 per share for the first quarter of 2021.
•Our book value increased $0.85 per share to $10.76 per share during the first quarter of 2021, as basic earnings per share and comprehensive income from investments significantly exceeded our first quarter dividend of $0.16 per share.
•Residential jumbo loan purchase commitments were $3.51 billion, and we purchased $3.13 billion of residential jumbo loans during the first quarter of 2021. At March 31, 2021, our pipeline of residential jumbo loans identified for purchase was $3.30 billion. Additionally, at March 31, 2021, we had entered into forward sale agreements for $735 million of residential jumbo loans.
•During the first quarter of 2021, we distributed $1.44 billion of residential jumbo loans through whole loan sales, and completed two Select securitizations for a total of $876 million.
•During the first quarter of 2021, we initiated the exercise of call options on three Sequoia securitizations, purchasing $19 million of residential jumbo loans in March and $56 million in April.
•Our business purpose lending platform originated $386 million of business purpose mortgage loans in the first quarter, including $253 million of single-family rental loans and $133 million of residential bridge loans. Additionally, during the first quarter we completed the funding of our $200 million single-family rental single-investor securitization, transferring $158 million of SFR loans in the quarter.
•During the first quarter of 2021, we retained $22 million of securities from CoreVest securitizations and $8 million of securities from Sequoia securitizations, purchased $16 million of other third-party securities, and sold $34 million of securities.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2021 and 2020. Most tables include a "change" column that shows the amount by which the results from 2021 are greater or less than the results from the respective period in 2020. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the first quarter of 2021, compared to the first quarter of 2020.
Consolidated Results of Operations
The following table presents the components of our net income for the three months ended March 31, 2021 and 2020.
Table 2 – Net Income (Loss)

	Three Months Ended March 31,
(In Thousands, except per Share Data)	2021	2020	Change
Net Interest Income	$25,753	$51,410	$(25,657)
Non-interest Income
Mortgage banking activities, net	82,607	(28,902)	111,509
Investment fair value changes, net	45,087	(870,832)	915,919
Other income	3,843	2,928	915
Realized gains, net	2,716	3,852	(1,136)
Total non-interest income (loss), net	134,253	(892,954)	1,027,207
General and administrative expenses	(43,551)	(28,682)	(14,869)
Loan acquisition costs	(3,559)	(3,986)	427
Other expenses	(4,096)	(91,415)	87,319
Net income (loss) before income taxes	108,800	(965,627)	1,074,427
(Provision for) benefit from income taxes	(11,543)	22,229	(33,772)
Net Income (Loss)	$97,257	$(943,398)	$1,040,655
Diluted earnings (loss) per common share	$0.72	$(8.28)	$9.00
Net Interest Income
The decrease in net interest income during the three-month periods was primarily due to lower average asset balances during the first quarter of 2021 resulting from portfolio repositioning in the first half of 2020 due to COVID-19 pandemic- and liquidity-related disruptions, and higher borrowing costs associated with non-marginable and non-recourse debt facilities we entered into in the second and third quarters of 2020.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
The increase in income from mortgage banking activities during the three-month periods was primarily due to higher margins in 2021, relative to 2020, at both our residential and business purpose mortgage banking operations, due to favorable securitization execution and a pipeline position that benefited from the relative move in mortgage rates versus benchmark interest rates during the quarter. Mortgage banking activities also benefited from higher volumes at our residential mortgage banking business year-over-year.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.

Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and, prior to the second quarter of 2020, interest rate hedges associated with these investments. During the three months ended March 31, 2021, positive investment fair value changes reflected continuing improvement in credit performance and spread tightening across our investment portfolio. Additional detail on our investment fair value changes during 2021 is included in the “Results of Operations by Segment” section that follows. During the three months ended March 31, 2020, the negative investment fair value changes reflected significant declines in the value of our investments resulting from pandemic- and liquidity-related disruptions.
Other Income
The increase in other income for the three-month periods was primarily the result of an increase in income from our MSR investments, which generally benefited from a stabilization in prepayment speeds during the first quarter of 2021.
Realized Gains, Net
During the three months ended March 31, 2021, we realized gains of $3 million, primarily resulting from the sale of $2 million of AFS securities and the call of a seasoned Sequoia securitization. During the three months ended March 31, 2020, we realized gains of $4 million, primarily from the sale of $46 million of AFS securities.
General and Administrative Expenses
The increase in general and administrative expenses for the three-month periods primarily resulted from a $19 million variable compensation expense accrual in the first quarter of 2021, associated with the quarter's financial results, compared to essentially no variable compensation accrual in the first quarter of 2020 as a result of portfolio losses incurred during that period. This increase was partially offset by a decrease in fixed compensation costs, legal and other costs as a result of cost savings measures implemented during 2020.
Other Expenses
The decrease in other expenses for the three-month periods was primarily due to $89 million of goodwill impairment expense at our Business Purpose Lending segment recorded in the first quarter of 2020 that was taken as a result of the onset of pandemic- and liquidity-related disruptions.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. For the three-month periods, the increase in provision for income taxes was the result of positive GAAP income earned at our TRS in the current year versus a significant loss in the prior year. For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following table presents the components of net interest income for the three months ended March 31, 2021 and 2020.
Table 3 – Net Interest Income

	Three Months Ended March 31,
	2021			2020
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$6,665	$933,910	2.9%	$8,250	$980,531	3.4%
Residential loans - HFI at Redwood (2)	—	—	—%	20,924	1,987,245	4.2%
Residential loans - HFI at Legacy Sequoia (2)	1,348	273,770	2.0%	3,193	392,610	3.3%
Residential loans - HFI at Sequoia Choice (2)	15,483	1,373,438	4.5%	25,083	2,135,466	4.7%
Residential loans - HFI at Freddie Mac SLST (2)	20,159	2,177,399	3.7%	21,986	2,342,420	3.8%
Business purpose loans	15,315	896,767	6.8%	22,644	1,469,952	6.2%
Single-family rental loans - HFI at CAFL	48,873	3,254,858	6.0%	30,010	2,187,934	5.5%
Multifamily loans - HFI at Freddie Mac K-Series	4,786	493,878	3.9%	40,172	4,186,159	3.8%
Trading securities	5,896	132,515	17.8%	13,662	742,198	7.4%
Available-for-sale securities	3,767	137,283	11.0%	4,647	154,072	12.1%
Other interest income	6,013	775,483	3.1%	7,510	582,726	5.2%
Total interest income	128,305	10,449,301	4.9%	198,081	17,161,313	4.6%
Interest Expense
Short-term debt facilities	(6,487)	987,570	(2.6)%	(21,490)	2,650,883	(3.2)%
Short-term debt - servicer advance financing	(1,286)	186,539	(2.8)%	(1,577)	148,141	(4.3)%
ABS issued - Legacy Sequoia (2)	(875)	270,202	(1.3)%	(2,522)	387,220	(2.6)%
ABS issued - Sequoia Choice (2)	(12,106)	1,154,565	(4.2)%	(21,511)	1,892,043	(4.5)%
ABS issued - Freddie Mac SLST (2)	(17,371)	1,949,873	(3.6)%	(16,177)	1,888,815	(3.4)%
ABS issued - Freddie Mac K-Series	(4,356)	466,688	(3.7)%	(38,349)	3,943,053	(3.9)%
ABS issued - CAFL	(37,853)	3,003,606	(5.0)%	(21,939)	2,016,139	(4.4)%
Long-term debt facilities	(12,831)	776,070	(6.6)%	(2,598)	233,797	(4.4)%
Long-term debt - FHLBC	(1)	1,000	(0.4)%	(8,775)	1,986,538	(1.8)%
Long-term debt - corporate	(9,386)	650,185	(5.8)%	(11,733)	770,249	(6.1)%
Total interest expense	(102,552)	9,446,298	(4.3)%	(146,671)	15,916,878	(3.7)%
Net Interest Income	$25,753			$51,410
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

The following table presents net interest income by segment for the three months ended March 31, 2021 and 2020.
Table 4 – Net Interest Income by Segment

	Three Months Ended March 31,
(In Thousands)	2021	2020	Change
Net Interest Income by Segment
Residential Lending	$8,511	$23,069	$(14,558)
Business Purpose Lending	14,330	20,707	(6,377)
Third-Party Investments	11,811	18,695	(6,884)
Corporate/Other	(8,899)	(11,061)	2,162
Net Interest Income	$25,753	$51,410	$(25,657)
The Corporate/Other line item in the table above includes net interest income from consolidated Legacy Sequoia entities and interest expense on our convertible debt and trust-preferred securities. The $2 million increase in net interest income from Corporate/Other during 2021 was primarily due to a lower average balance of long-term debt as compared to 2020, as we repurchased $125 million of convertible debt during the second quarter of 2020.
Results of Operations by Segment
We report on our business using three distinct segments: Residential Lending, Business Purpose Lending, and Third-Party Investments. For additional information on our segments, refer to Note 23 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following table presents the segment contribution from our three segments reconciled to our consolidated net income for the three months ended March 31, 2021 and 2020.
Table 5 – Segment Results Summary

	Three Months Ended March 31,
(In Thousands)	2021	2020	Change
Segment Contribution from:
Residential Lending	$52,795	$(195,650)	$248,445
Business Purpose Lending	21,443	(225,796)	247,239
Third-Party Investments	49,936	(499,155)	549,091
Corporate/Other	(26,917)	(22,797)	(4,120)
Net Income (Loss)	$97,257	$(943,398)	$1,040,655
The following sections provide a discussion of the results of operations at each of our three business segments for the three months ended March 31, 2021.
The increase in net expense from Corporate/Other for the three-month periods was primarily due to an $8 million increase in compensation expense, driven mostly by higher variable compensation commensurate with improved results in 2021, partially offset by lower interest expense, as discussed above.

Residential Lending Segment
Overview
Our Residential Lending segment generated $53 million of net income during the first quarter of 2021, driven primarily by $64 million of mortgage banking income and $6 million of net interest income from investments. Mortgage banking income increased significantly during the quarter, as loan purchase commitments increased 41% from the fourth quarter of 2020 to $3.51 billion, and gross margins nearly doubled. Since the end of the first quarter, we have seen gross margins begin to normalize and looking forward we expect margins to continue to trend back towards levels realized in the third and fourth quarters of 2020.
Mortgage Banking
The following table provides the activity of residential loans held in inventory for sale at our mortgage banking business during the three months ended March 31, 2021.
Table 6 – Loan Inventory for Residential Mortgage Banking Operations — Activity

Three Months Ended
(In Thousands)	March 31, 2021
Balance at beginning of period	$176,641
Acquisitions	3,127,944
Sales	(2,348,126)
Principal repayments	(2,114)
Changes in fair value, net	23,112
Balance at End of Period	$977,457
The following table presents our mortgage banking income and loan purchase commitments during the three months ended March 31, 2021.
Table 7 – Mortgage Banking Income and Residential Loan Purchase Commitments

Three Months Ended
(In Thousands)	March 31, 2021
Mortgage banking income	$64,267
Loan purchase commitments entered into	$3,510,292
Mortgage banking income is comprised of net interest income from loans held-for-sale in inventory and mortgage banking activities. Income from mortgage banking activities is comprised of mark-to-market adjustments on loans from the time they are purchased to when they are sold, mark-to-market adjustments on new and outstanding loan purchase commitments, gains/losses from associated hedges, and other miscellaneous income/expenses (see Note 19 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail).
During the three months ended March 31, 2021, our residential mortgage loan conduit locked $4.63 billion of loans ($3.51 billion adjusted for expected pipeline fallout - i.e, loan purchase commitments), including $4.38 billion of Select loans and $0.24 billion of Choice loans, and purchased $3.13 billion of loans. Approximately 38% of loans locked in the first quarter were purchase-money loans and 62% were refinancings. During the three months ended March 31, 2021, we distributed $1.44 billion of loans through whole loan sales, and completed two securitizations for a total of $876 million.
At March 31, 2021, we had $997 million of loans in inventory on our balance sheet, our loan pipeline included $3.30 billion of loans identified for purchase (locked loans, unadjusted for fallout), and we had entered into forward sale agreements for $735 million of loans.
Our gross margin (mortgage banking income earned in the period divided by loan purchase commitments entered into during the period) for the three months ended March 31, 2021 nearly doubled from the fourth quarter of 2020 to 183 basis points, due to favorable securitization execution and a pipeline position that benefited from the relative move in mortgage rates versus benchmark interest rates during the quarter.

We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At March 31, 2021, we had residential warehouse facilities outstanding with five different counterparties, with $1.60 billion of total capacity and $761 million of available capacity. These included non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral that is non-delinquent) facilities with $800 million of total capacity and marginable facilities with $800 million of total capacity.
Investment Portfolio
The following table presents details of our Residential Lending investment portfolio at March 31, 2021 and December 31, 2020.
Table 8 – Residential Lending Investments

(In Thousands)	March 31, 2021	December 31, 2020
Residential loans at Redwood (1)	$19,054	$—
Residential securities at Redwood (2)	161,039	155,501
Residential securities at consolidated Sequoia Choice entities (3)	222,107	217,965
Other investments	7,945	8,815
Total Segment Investments	$410,145	$382,281
(1)Excludes Sequoia Choice loans held at VIEs that we consolidated for GAAP purposes.
(2)Excludes $6 million of trading securities that are designated as hedges for our mortgage banking operations and are not considered part of our investment portfolio.
(3)Represents our retained economic investment in the consolidated Sequoia Choice securitization VIEs. For GAAP purposes, we consolidated $1.28 billion of loans and $1.05 billion of ABS issued associated with these investments at March 31, 2021.
During the first quarter of 2021, we sold $4 million of securities from our residential lending investment portfolio and retained $8 million of securities from two Sequoia securitizations we completed during the quarter. See the "Investments" section that follows for additional details on our investments and their associated borrowings.
During the three months ended March 31, 2021, net interest income from our residential lending investment portfolio was $6 million, consistent with the fourth quarter of 2020, and other income was $3 million, which increased $5 million from the fourth quarter of 2020. The increase in other income was primarily due to higher income from our mortgage servicing investments, which benefited from a stabilization in prepayment speeds during the first quarter of 2021.
The following table presents the components of investment fair value changes for our Residential Lending segment by investment type for the three months ended March 31, 2021.
Table 9 – Investment Fair Value Changes, Net from Residential Lending

Three Months Ended
(In Thousands)	March 31, 2021
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans at Redwood	$317
Trading securities	(2,478)
Net investments in Sequoia Choice entities (1)	4,898
Risk-sharing and other investments	(24)
Recoveries (impairments) on AFS securities	33
Investment Fair Value Changes, Net	$2,746
(1)Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.

Strengthening credit performance helped drive spreads tighter during the first quarter of 2021 for most of our subordinate securities, which resulted in net positive fair value changes for our residential lending investments. Additionally, during the first quarter of 2021, most of our investment securities experienced elevated prepayments, which generally benefited our subordinate securities, but negatively impacted our interest-only and certificated servicing securities, causing a net negative fair value change for our trading securities.
Business Purpose Lending Segment
Overview
Our Business Purpose Lending segment generated $21 million of net income during the first quarter of 2021, driven primarily by $22 million of mortgage banking income and $13 million of net interest income from investments. Business purpose mortgage banking income normalized in the first quarter of 2021, relative to the third and fourth quarters of 2020, as more modest spread tightening on securitization execution during the quarter had a reduced impact to the valuation of our loans held in inventory at the beginning of the quarter. Net interest income from BPL investments increased from the fourth quarter of 2020 due to higher yield maintenance income on our SFR securities resulting from faster prepayments, and reduced debt costs on our bridge loan portfolio resulting from a decrease in leverage on these assets.
Mortgage Banking
The following table provides the business purpose loans origination activity at Redwood during the three months ended March 31, 2021.
Table 10 – Business Purpose Loans — Origination Activity

	Three Months Ended March 31, 2021
(In Thousands)	Single-Family Rental	Bridge (1)	Total
Fair value at beginning of period	$245,394	$—	$245,394
Originations	253,098	133,229	386,327
Sales	—	(1,877)	(1,877)
Transfers between portfolios (2)	(169,404)	(131,894)	(301,298)
Principal repayments	(7,064)	—	(7,064)
Changes in fair value, net	11,086	542	11,628
Fair Value at End of Period	$333,110	$—	$333,110
(1)Our bridge loans are generally originated at our TRS and the majority are transferred to our REIT and a smaller portion sold. Origination fees and any mark-to-market changes on these loans prior to transfer are recognized as mortgage banking income. The loans held at our REIT are classified as held-for-investment, with subsequent fair value changes recorded through Investment fair value changes, net on our consolidated statements of income (loss). For the carrying value and activity of our bridge loans held-for-investment, see the Investments section that follows.
(2)For single-family rental loans, amounts represent transfers of loans from held-for-sale to held-for-investment, including when loans are securitized (and consolidated for GAAP purposes) or transferred from our TRS to our REIT with the intent to hold for long-term investment. For bridge loans, represents the transfer of loans from our TRS to our REIT as described in preceding footnote.
During the three months ended March 31, 2021, we funded $253 million of single-family rental loans and $133 million of bridge loans. Bridge loan originations increased 33% relative to the fourth quarter of 2020, while SFR loan originations declined 28% from seasonally high fourth quarter volumes, which also included refinances of certain underlying loans from a CoreVest-sponsored securitization that was called in October 2020. Additionally, during the three months ended March 31, 2021, we completed the ramp-up of our $200 million SFR single-investor securitization, transferring $158 million of SFR loans in the quarter.
We utilize a combination of capital and loan warehouse facilities to manage our inventory of single-family rental loans that we hold for sale. At March 31, 2021, we had business purpose warehouse facilities outstanding with four different counterparties, with $1.00 billion of total capacity (used for both SFR and bridge loans) and $670 million of available capacity. All of these facilities are non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral that is non-delinquent).

Investment Portfolio
The following table presents details of our Business Purpose Lending investment portfolio at March 31, 2021 and December 31, 2020.
Table 11 – Business Purpose Lending Investments

(In Thousands)	March 31, 2021	December 31, 2020
Bridge loans at Redwood	$626,484	$641,765
Single-family rental securities at consolidated CAFL entities (1)	260,663	238,630
Other investments	19,405	21,627
Total Segment Investments	$906,552	$902,022
(1)Represents our economic investment in securities issued by consolidated CAFL securitization VIEs. For GAAP purposes, we consolidated $3.21 billion of loans and $2.96 billion of ABS issued associated with these investments at March 31, 2021.
During the third quarter of 2021, we funded $133 million of business purpose bridge loans and received principal payments of $142 million. In addition, we retained $22 million of securities from a $200 million (principal balance) single-family rental loan securitization we completed during the first quarter. See the "Investments" sections that follow for additional details on our investments and their associated borrowings.
The following table presents the components of investment fair value changes for our Business Purpose Lending segment by investment type for the three months ended March 31, 2021.
Table 12 – Investment Fair Value Changes, Net from Business Purpose Lending

Three Months Ended
(In Thousands)	March 31, 2021
Investment Fair Value Changes, Net
Changes in fair value of:
Bridge loans held-for-investment	$3,304
REO	281
Net investments in CAFL entities (1)	(286)
Investment Fair Value Changes, Net	$3,299
(1)Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.
Spreads generally tightened during the first quarter of 2021 for our BPL investments, which resulted in positive fair value changes for bridge loans and subordinate CAFL securities. We also had positive resolutions on several previously delinquent bridge loans during the first quarter of 2021, resulting in over $2 million of positive fair value changes for recoveries in excess of our prior quarter-end carrying values. Positive fair value changes for our CAFL subordinate securities were mostly offset by a decline in the value of our CAFL interest-only securities from a reduction in their basis through the receipt of regular cash flows.
Third-Party Investments Segment
Overview
Our Third-Party Investments segment generated $50 million of net income during the first quarter of 2021, driven primarily by $40 million of positive investment fair value changes and $12 million of net interest income. Positive investment fair value changes in the first quarter of 2021 reflected continuing improvement in credit performance and spread tightening, particularly for our re-performing loan ("RPL") and multifamily securities.

Investment Portfolio
The following table presents details of the investments in our Third-Party Investments segment at March 31, 2021 and December 31, 2020.
Table 13 – Third-Party Investments

(In Thousands)	March 31, 2021	December 31, 2020
Residential securities at Redwood	$149,196	$134,090
Residential securities at consolidated Freddie Mac SLST entities (1)	430,976	428,179
Multifamily securities at Redwood	48,084	49,255
Multifamily securities at consolidated Freddie Mac K-Series entity (2)	28,980	28,255
Other investments (3)	132,942	135,590
Total Segment Investments	$790,178	$775,369
(1)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $2.15 billion of loans and $1.73 billion of ABS issued associated with these investments at March 31, 2021.
(2)Represents our economic investment in securities issued by a consolidated Freddie Mac K-Series securitization entity. For GAAP purposes, we consolidated $490 million of loans and $461 million of ABS issued associated with this investment at March 31, 2021.
(3)Other investments includes our servicer advance investments, which for purposes of this table are presented net of $192 million of non-recourse short-term securitization debt, secured by servicing advances and other servicing-related assets at March 31, 2021.
During the first quarter, we purchased $16 million of CRT and third-party investments, and sold $34 million of CRT and third-party investments.
See the "Investments" section that follows for additional details on these investments.
The following table presents the components of investment fair value changes for our Third-Party Investments segment by investment type for the three months ended March 31, 2021.
Table 14 – Investment Fair Value Changes, Net from Third-Party Investments

Three Months Ended
(In Thousands)	March 31, 2021
Investment Fair Value Changes, Net
Changes in fair value of:
Trading securities	$23,106
Net investments in Freddie Mac SLST entities (1)	4,117
Net investment in Freddie Mac K-Series entity (1)	8,921
Servicer advance investments	(160)
Excess MSRs	(1,953)
Shared home appreciation options	5,315
Other	29
Recoveries (impairments) on AFS securities	341
Investment Fair Value Changes, Net	$39,716
(1)Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.

Investments
This section presents additional details on our investment assets and their activity during the three months ended March 31, 2021.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the three months ended March 31, 2021.
Table 15 – Real Estate Securities Activity by Collateral Type

Three Months Ended March 31, 2021	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$28,464	$5,663	$260,743	$49,255	$344,125
Acquisitions
Sequoia securities	6,549	—	1,078	—	7,627
Third-party securities	—	—	10,950	4,930	15,880
Sales
Sequoia securities	—	(3,664)	—	—	(3,664)
Third-party securities	—	(2,060)	(20,022)	—	(22,082)
Gains on sales and calls, net	—	60	2,548	—	2,608
Effect of principal payments (1)	—	(26)	(5,111)	(5,976)	(11,113)
Change in fair value, net	(3,433)	27	34,470	(125)	30,939
Ending Fair Value (2)	$31,580	$—	$284,656	$48,084	$364,320
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(2)At March 31, 2021, excludes $222 million and $261 million of securities retained from our consolidated Sequoia Choice and CAFL securitizations, respectively, as well as $431 million and $29 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively.
During the three months ended March 31, 2021, we sold $26 million of securities. At March 31, 2021, our securities consisted of fixed-rate assets (85%), adjustable-rate assets (13%), and hybrid assets that reset within the next year (2%).
We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. The following table presents the fair value of our residential securities that were financed with repurchase debt at March 31, 2021.
Table 16 – Real Estate Securities Financed with Repurchase Debt

March 31, 2021	Real Estate Securities (1)	Repurchase Debt	Allocated Capital	Weighted Average Price (2)	Financing Haircut (3)
(Dollars in Thousands, except Weighted Average Price)
Residential Securities (4)	$63,194	$(52,738)	$10,456	$103	17%
Multifamily Securities (5)	45,590	(28,932)	16,658	85	37%
Total Securities	$108,784	$(81,670)	$27,114
(1)Amounts represent carrying value of securities, which are held at GAAP fair value.
(2)GAAP fair value per $100 of principal. Weighted average price excludes IO securities.
(3)Allocated capital divided by GAAP fair value.
(4)Includes $63 million of securities we owned that were issued by consolidated Sequoia Choice securitizations, which we consolidate in accordance with GAAP.
(5)Includes $29 million of securities we owned that were issued by a consolidated Freddie Mac K-Series securitization, which we consolidate in accordance with GAAP.
At March 31, 2021, we had short-term debt incurred through repurchase facilities of $82 million with three different counterparties, which was secured by $109 million of real estate securities (including securities owned in consolidated securitization entities).

At March 31, 2021, real estate securities with a fair value of $369 million (including securities owned in consolidated Sequoia Choice and CAFL securitization entities), were financed with long-term, non-mark-to-market recourse debt through our subordinate securities financing facilities. Additionally, at March 31, 2021, we had $431 million of re-performing loan securities financed with $200 million of non-recourse securitization debt. The remaining $398 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.
Bridge Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of bridge loans held-for-investment at Redwood during the three months ended March 31, 2021.
Table 17 – Bridge Loans Held-for-Investment at Redwood - Activity

Three Months Ended
(In Thousands)	March 31, 2021
Fair value at beginning of period	$641,765
Sales	(7,000)
Transfers between portfolios (1)	131,894
Transfers to REO	(1,483)
Principal repayments	(141,978)
Changes in fair value, net	3,286
Fair Value at End of Period	$626,484
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
Our $626 million of bridge loans held-for-investment at March 31, 2021 were comprised of first-lien, interest-only loans with a weighted average coupon of 7.93% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 745 and the weighted average LTV ratio of these loans was 65%. At March 31, 2021, of the 2,097 loans in this portfolio, 57 of these loans with an aggregate fair value of $17 million and an aggregate unpaid principal balance of $20 million were in foreclosure, of which 31 loans with an aggregate fair value of $15 million and an unpaid principal balance of $18 million were greater than 90 days delinquent.

Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three months ended March 31, 2021 and 2020.
Table 18 – Taxable Income

	Three Months Ended March 31,
(In Thousands, except per Share Data)	2021 est. (1)	2020 est. (1)
REIT taxable income	$10,282	$37,527
Taxable REIT subsidiary income	53,061	11,411
Total Taxable Income	$63,343	$48,938

REIT taxable income per share	$0.09	$0.33
Total taxable income per share	$0.56	$0.43

Distributions to shareholders	$18,077	$36,741
Distributions to shareholders per share	$0.16	$0.32
(1)Our tax results for the three months ended March 31, 2021 and 2020 are estimates until we file tax returns for these years.
In accordance with Internal Revenue Code rules applicable to disaster losses, TRS taxable income for the three months ended March 31, 2020, was adjusted to recognize $59 million of losses incurred in the first quarter of 2020 into the fourth quarter of 2019.
Under normal circumstances, our minimum REIT dividend requirement would be 90% of our annual REIT taxable income. However, we currently maintain a $36 million federal net operating loss carry forward (NOL) at the REIT that affords us the option of retaining REIT taxable income up to the NOL amount, tax free, rather than distributing it as dividends. Federal income tax rules require the dividends paid deduction to be applied to reduce REIT taxable income before the applicability of NOLs is considered; therefore, REIT taxable income must exceed our dividend distribution for us to utilize a portion of our NOL and any remaining amount will carry forward into future years. If annual REIT taxable income, exclusive of the dividends paid deduction, is a taxable loss, the NOL carryforward will be increased by the taxable loss.
While the exact amount is uncertain at this time, we currently expect a significant portion of our 2021 dividend distributions to be taxable as ordinary income for federal income tax purposes. Any remaining amount is currently expected to be characterized as a return of capital, which in general is nontaxable (provided it does not exceed a shareholder's tax basis in Redwood shares) and reduces a shareholder's basis in Redwood shares (but not below zero). To the extent such distributions exceed a shareholder's basis in Redwood shares, such excess amount would be taxable as capital gain. Under the federal income tax rules applicable to REITs, none of Redwood’s 2021 dividend distributions are currently expected to be characterized as long-term capital gain dividends.

Tax Provision under GAAP
For the three months ended March 31, 2021 and 2020, we recorded a tax provision of $12 million and a tax benefit of $22 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The switch to a provision for income taxes from a benefit from income taxes year-over-year was primarily the result of GAAP income being recorded at our TRS in 2021 versus TRS GAAP losses in 2020. Our TRS effective tax rate in 2021 is expected to be slightly higher than the federal statutory corporate tax rate, due to a federal valuation allowance and other permanent GAAP to tax differences. The income or loss generated at our TRS will not directly affect the tax characterization of our 2021 dividends.
Realization of our deferred tax assets ("DTAs") is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2020, we reported net federal ordinary and capital DTAs, with a full valuation allowance recorded against our net federal ordinary DTAs based on our analysis, as we determined their realization was not assured. However, no valuation allowance was recorded against our net federal capital DTAs as we currently expect to utilize these DTAs due to our ability to recognize capital losses and carry them back to prior years.
We forecast that we will report net federal ordinary DTAs at December 31, 2021 and, consequently, a valuation allowance remains recorded against our net federal ordinary DTAs. Consistent with prior periods, we continued to maintain a valuation allowance against our net state DTAs. Our estimate of net deferred tax assets could change in future periods to the extent that actual or revised estimates of future taxable income during the carryforward periods change from current expectations.
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
At March 31, 2021, our total capital was $1.87 billion and included $1.22 billion of equity capital and $650 million of convertible notes and long-term debt on our consolidated balance sheet, including $199 million of convertible debt due in 2023, $150 million of convertible debt due in 2024, $172 million of exchangeable debt due in 2025, and $140 million of trust-preferred securities due in 2037.
As of March 31, 2021, our unrestricted cash was $426 million, and we estimate we had approximately $225 million of capital available for investment. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company.
In the discussion that follows and throughout this document, we distinguish between marginable and non-marginable debt. When we refer to non-marginable debt and marginable debt, we are referring to whether or not such debt is subject to market value-based margin calls on underlying collateral that is non-delinquent. If a mortgage loan is financed under a marginable warehouse facility, to the extent the market value of the loan declines (which market value is generally determined by the counterparty under the facility), we will be subject to a margin call, meaning we will be required to either immediately reacquire the loan or meet a margin requirement to pledge additional collateral, such as cash or additional residential loans, in an amount at least equal to the decline in value. Non-marginable debt may be subject to a margin call due to delinquency of the mortgage or security being financed, or a decline in the value of the underlying asset securing the collateral. For example, we could be subject to a margin call on non-marginable debt if an appraisal or broker price opinion indicates a decline in the value of the property securing the mortgage loan that is financed by us under a loan warehouse facility.
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
Cash Flows and Liquidity for the Three Months Ended March 31, 2021
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the timing and amount of securities acquisitions, sales and repayments, the profitability of mortgage banking activities, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $966 million during the three months ended March 31, 2021. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination and sale of our business purpose loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, origination, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $90 million and negative $49 million during the first three months of 2021 and 2020, respectively.

Cash Flows from Investing Activities
During the three months ended March 31, 2021, our net cash provided by investing activities was $583 million and primarily resulted from proceeds from principal payments on loans held-for-investment. Although we generally intend to hold our loans and investment securities as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
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
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the three months ended March 31, 2021, we transferred loans between held-for-sale and held-for-investment classification and retained securities from securitizations we sponsored, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the three months ended March 31, 2021, our net cash provided by financing activities was $361 million. This primarily resulted from $731 million of proceeds from net short-term debt borrowings used to finance higher levels of loan inventory for our mortgage banking businesses, particularly for residential loans held-for-sale, as that business has seen a sustained increase in acquisition volumes. These cash inflows were partially offset by $360 million of net repayments of ABS issued.
During the three months ended March 31, 2021, we declared dividends of $0.16 per common share. On March 10, 2021, the Board of Directors declared a regular dividend of $0.16 per share for the first quarter of 2021, which was paid on March 31, 2021 to shareholders of record on March 24, 2021.
In accordance with the terms of our outstanding deferred stock units and restricted stock units, which are generally long-term compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent cash payment in that same per share amount on each outstanding deferred stock unit, cash-settled deferred stock unit, and restricted stock unit.
Repurchase Authorization
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2021, we did not repurchase any shares. At March 31, 2021, $78 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital and unrestricted cash described above.
Loan Warehouse Facilities
We maintain loan warehouse facilities to finance our residential jumbo loan inventory, SFR loan inventory and for our bridge loan investments. These facilities can be classified as short-term or long-term depending on their specific terms and provisions. At March 31, 2021, we had residential warehouse facilities outstanding with five different counterparties, with $1.60 billion of total capacity and $761 million of available capacity. These included non-marginable facilities with $800 million of total capacity and marginable facilities with $800 million of total capacity. At March 31, 2021, we had business purpose warehouse facilities outstanding with four different counterparties, with $1.00 billion of total capacity and $670 million of available capacity. All $1.00 billion of these facilities are non-marginable.

Short-Term Debt
In the ordinary course of our business, we use recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At March 31, 2021, we had $1.25 billion of short-term debt outstanding. During the first three months of 2021, the highest balance of our short-term debt outstanding was $1.66 billion.
For further detail on our short-term debt, see Note 13 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Long-Term Debt
There was no significant activity related to our long-term debt during the first quarter of 2021. For further detail on our long-term debt, see Note 15 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
 Asset-Backed Securities Issued
During the three months ended March 31, 2021, we issued $147 million of CAFL ABS through our consolidated securitization entities. For further detail on our Asset-backed Securities Issued, see Note 14 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other Commitments and Contingencies
For additional information on commitments and contingencies that could impact our liquidity and capital resources, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which supplements the disclosures included in Note 16 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Risks Relating to Debt Incurred Under Short- and Long-Term Borrowing Facilities
As described above under the heading “Results of Operations,” in the ordinary course of our business, we use debt financing obtained through several different types of borrowing facilities to, among other things, finance the acquisition and origination of residential and business purpose mortgage loans (including those we acquire and originate in anticipation of sale or securitization), and finance investments in securities and other investments. We may also use short- and long-term borrowings to fund other aspects of our business and operations, including the repurchase of shares of our common stock. Recourse debt incurred under these facilities is generally either the direct obligation of Redwood Trust, Inc., or the direct obligation of subsidiaries of Redwood Trust, Inc. and guaranteed by Redwood Trust, Inc. Risks relating to debt incurred under these facilities are described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2020, under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities,” and under the caption “Our use of financial leverage exposes us to increased risks, including liquidity risks from margin calls and potential breaches of the financial covenants under our borrowing facilities, which could result in our being required to immediately repay all outstanding amounts borrowed under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Many of the risks described above materialized during the first quarter of 2020 as a result of pandemic- and liquidity-related disruptions and their impacts on the economy and financial markets, as described under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” within our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Our sources of debt financing include secured borrowings under residential and business purpose mortgage loan warehouse facilities (including recourse and non-recourse warehouse facilities), short-term securities repurchase facilities, a $10 million committed line of short-term secured credit from a bank, short-term servicer advance financing, a secured, revolving debt facility collateralized by mortgage servicing rights, and subordinate securities financing facilities. During the second quarter of 2020, we repaid secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, under its borrowing facility with the FHLBC and at March 31, 2021, $1 million of advances remained outstanding. Subsequent to March 31, 2021, we repaid the remaining $1 million of outstanding advances under our borrowing facility with the FHLBC. Under federal regulations applicable to the FHLBC, we can no longer borrow advances from the FHLBC.

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

Under many of our mortgage loan warehouse facilities, our short-term securities repurchase facilities, and our secured, revolving debt facility collateralized by mortgage service rights, while transferred or pledged assets are financed under the facility, to the extent the value of the assets, or the collateral underlying those assets, declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. During the second quarter of 2020, we amended several of our mortgage loan warehouse facilities to revise these margin call provisions to remove obligations to make margin calls for changes in the market value of transferred or pledged assets, which determinations of market value were generally within the sole discretion of the lending counterparty. Under these revised agreements, if the estimated value of a property securing a financed mortgage loan declines, based on, for example, an appraisal or broker-price opinion, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential mortgage loans) with a value equal to the amount of the decline. Of our active financing arrangements with outstanding balances at March 31, 2021, only our short-term securities repurchase facilities (with $82 million of borrowings outstanding at March 31, 2021), and two of our residential mortgage loan warehouse facilities (with $350 million of borrowings outstanding at March 31, 2021) retain market-value based margin call provisions.

Margin call provisions under these facilities are further described in Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2020 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Margin Call Provisions Associated with Short-Term Debt and Other Debt Financing.” Financial covenants included in these facilities are further described Part I, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2020 under the caption “Risks Relating to Debt Incurred under Short- and Long-Term Borrowing Facilities - Financial Covenants Associated with Short-Term Debt and Other Debt Financing.”

Because many of these borrowing facilities are uncommitted, at any given time we may not be able to obtain additional financing under them when we need it, exposing us to, among other things, liquidity risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Market Risks.” In addition, with respect to mortgage loans that at any given time are already being financed through these warehouse facilities, we are exposed to market, credit, liquidity, and other risks of the types described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors,” and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Market Risks,” if and when those loans or securities become ineligible to be financed, decline in value, or have been financed for the maximum term permitted under the applicable facility.

At March 31, 2021, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at March 31, 2021 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at March 31, 2021 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
In the normal course of business, we enter into transactions that may require future cash payments. As required by GAAP, some of these obligations are recorded on the balance sheet, while others are off-balance sheet or recorded on the balance sheet in amounts different from the full contract or notional amount of the transaction.
For additional information on our contractual obligations, see the Off-Balance Sheet Arrangements and Contractual Obligations section in the MD&A included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
For additional information on our commitments and contingencies as of March 31, 2021, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. A discussion of critical accounting policies is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. Management discusses the ongoing development and selection of these critical accounting policies with the audit committee of the board of directors.
We expect quarter-to-quarter GAAP earnings volatility from our business activities. This volatility can occur for a variety of reasons, including the timing and amount of purchases, sales, calls, and repayment of consolidated assets, changes in the fair values of consolidated assets and liabilities, increases or decreases in earnings from mortgage banking activities, and certain non-recurring events. In addition, the amount or timing of our reported earnings may be impacted by technical accounting issues and estimates. Our critical accounting policies and the possible effects of changes in estimates on our consolidated financial statements are included in the "Critical Accounting Policies and Estimates" section of Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Market Risks
We seek to manage risks inherent in our business — including but not limited to credit risk, interest rate risk, prepayment risk, liquidity risk, and fair value risk — in a prudent manner designed to enhance our earnings and dividends and preserve our capital. In general, we seek to assume risks that can be quantified from historical experience, to actively manage such risks, and to maintain capital levels consistent with these risks. Information concerning the risks we are managing, how these risks are changing over time, and potential GAAP earnings and taxable income volatility we may experience as a result of these risks is discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Other Risks
In addition to the market and other risks described above, our business and results of operations are subject to a variety of types of risks and uncertainties, including, among other things, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
NEW ACCOUNTING STANDARDS
A discussion of new accounting standards and the possible effects of these standards on our consolidated financial statements is included in Note 3 — Summary of Significant Accounting Policies included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Information concerning market risk is incorporated herein by reference to Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented by the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Market Risks” within Item 2 above. Other than the developments described thereunder, including changes in the fair values of our assets, there have been no other material changes in our quantitative or qualitative exposure to market risk since December 31, 2020.
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
There have been no changes in our internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information on our legal proceedings, see Note 16 to the Financial Statements within this Quarterly Report on Form 10-Q under the heading "Loss Contingencies - Litigation, Claims and Demands," which supplements the disclosures included in Note 16 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Loss Contingencies - Litigation, Claims and Demands.”
Item 1A. Risk Factors
Our risk factors are discussed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2021, we did not repurchase any shares. At March 31, 2021, $78 million of this current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2021.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
January 1, 2021 - January 31, 2021	—	$—	—	$—
February 1, 2021 - February 28, 2021	8	$9.72	—	$—
March 1, 2021 - March 31, 2021	9	$9.84	—	$78,369
Total	17	$9.78	—	$78,369
Item 3. Defaults Upon Senior Securities
None.
Item 4. Not Applicable
Item 5. Other Information
On May 7, 2021, Redwood Trust, Inc. (the “Company”) announced that Brooke E. Carillo will join the Company to serve as its Chief Financial Officer. Ms. Carillo will also act as the Company’s principal financial officer. Ms. Carillo is expected to start in her role at the Company in May 2021 and will report to the Company’s Chief Executive Officer.
Collin Cochrane, the Company’s current Chief Financial Officer, will continue as the Company’s Chief Financial Officer and principal financial officer until Ms. Carillo’s employment commences, at which time he will assume the role of the Company’s Chief Accounting Officer, while continuing to act as the Company’s principal accounting officer.

In connection with her appointment, the following compensation terms for Ms. Carillo were approved by the Compensation Committee of the Board of Directors, effective upon the commencement of her employment with the Company: (i) Ms. Carillo’s base salary will be $675,000 per annum; (ii) Ms. Carillo’s 2021 target annual bonus will be 165% of actual base salary paid for the period of her employment with the Company during 2021 (subject to the attainment of company financial performance and personal performance metrics), provided that Ms. Carillo’s year-end cash bonus for 2021 will be not less than $1,000,000; and (iii) Ms. Carillo will receive a 2021 year-end long-term equity award with a grant date value of $1,500,000. Ms. Carillo’s 2021 year-end long-term equity award is expected to be granted 25% in the form of an award of deferred stock units that will vest over a four-year period on a pro rata basis subject to continued service, 25% in the form of an award of cash-settled deferred stock units that will vest over a four-year period on a pro rata basis subject to continued service, and 50% in the form of performance stock units that will vest, if at all, over a three-year performance vesting period based on the achievement of book value total stockholder return and relative total stockholder return (or other financial performance metric) targets over the three-year performance vesting period and subject to continued service. Ms. Carillo’s 2021 year-end long-term equity award of deferred stock units, cash settled deferred stock units, and performance stock units are expected to be made pursuant to the Company’s 2014 Incentive Award Plan (a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014) and pursuant to: a deferred stock unit award agreement substantially in the form filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2020; a cash-settled deferred stock unit award agreement substantially in the form filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2020; and a performance stock unit award agreement substantially in the form filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 18, 2020.
In addition, and also in connection with her appointment, the following sign-on compensation terms for Ms. Carillo were approved by the Compensation Committee of the Board of Directors, which sign-on compensation will be paid or granted, as applicable, to Ms. Carillo upon the commencement of her employment with the Company: (i) a $500,000 cash sign-on bonus, (ii) a relocation payment of $250,000 in connection with Ms. Carillo’s relocation from New York to the San Francisco Bay Area in California, and (iii) a sign-on equity award (made pursuant to the Company’s 2014 Incentive Award Plan) with a grant date value of $1,000,000 to be granted 50% in the form of deferred stock units and 50% in the form of cash-settled deferred stock units, which award will be subject to a one-year vesting period. This sign-on award of deferred stock units and cash-settled deferred stock units to Ms. Carillo will be made pursuant to the Company’s 2014 Incentive Award Plan and a deferred stock unit award agreement and a cash-settled deferred stock unit award agreement, each substantially in the applicable form referenced above.
In connection with the appointment of Ms. Carillo, the Company and Ms. Carillo have entered into an employment agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q. Ms. Carillos’s employment agreement includes, among other things: (i) terms related to her base salary and target annual bonus that are described above, (ii) terms that provide for severance payments, vesting of equity-related and other long-term awards, and continuation of certain fringe benefits, including medical coverage for up to one year following termination, in each case, in the event the Company terminates her employment without “cause” or she terminates her employment for “good reason” (each as defined in her employment agreement), (iii) terms that provide for certain payments and vesting of equity-related and other long-term awards in the event of her death or disability, and (iv) other terms substantially similar to the Third Amended and Restated Employment Agreement between the Company and the Company’s President, Dashiell I. Robinson, a copy of which Third Amended and Restated Employment Agreement is filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on February 26, 2021.
In particular, the severance terms of Ms. Carillo’s employment agreement include provisions for her to receive cash severance payments in the event the Company terminates her employment without “cause” or she resigns for “good reason”. If terminated without “cause” or for “good reason” and such termination is not a change-in-control related termination (i.e., not a “CIC termination”, as defined in her employment agreement), then the aggregate amount of these cash severance payments would equal the sum of (x) an amount equal to the sum of (i) Ms. Carillo’s annual base salary as in effect immediately prior to her termination and (ii) Ms. Carillo’s target annual bonus in effect immediately prior to her termination and (y) an amount equal to Ms. Carillo’s target annual bonus in effect immediately prior to her termination pro-rated for the number of days of employment completed during the year in which her employment is terminated. If such termination is a “CIC termination” (as defined in her employment agreement), then instead of the payments described in the preceding sentence, the aggregate amount of these cash severance payments would equal to the sum of (x) Ms. Carillo’s target annual bonus in effect immediately prior to her termination, prorated for the number of days of employment completed during the year in which her employment terminated; (y) 1.25 times Ms. Carillo’s annual base salary as in effect immediately prior to her termination; and (z) 1.25 times Ms. Carillo’s target annual bonus in effect immediately prior to her termination; provided, that the maximum aggregate amount that the Company shall pay to Ms. Carillo in connection with a CIC Termination is $3,750,000.

A portion of this severance would be paid in a lump sum six months following termination and the remaining 25% would be paid in equal monthly installments over the succeeding six months. In addition, upon either such type of termination, all outstanding equity-related or other long-term awards with time-based vesting would vest in full, and outstanding equity-related or other long-term awards with performance-based vesting would remain outstanding and continue to be eligible to vest based on the relevant performance goals and a reduced number of target shares adjusted on a pro-rata basis to reflect the number of days of employment completed during the vesting period in which termination occurs. Under her employment agreement, receipt of severance payments and benefits are contingent on Ms. Carillo agreeing to execute an agreement releasing all claims against the Company, and compliance with non-solicitation restrictions for a year following a termination for which severance is paid.
Ms. Carillo’s employment agreement does not permit for the provision of excise tax gross-ups with respect to excise taxes that may be imposed on change-in-control severance payments. Instead, to the extent that any payment or benefit received in connection with a change in control under the agreement would be subject to an excise tax under Section 4999 of the Internal Revenue Code, such payments and/or benefits will be subject to a “best pay cap” reduction if such reduction would result in a greater net after-tax benefit to Ms. Carillo than receiving the full amount of such payments.
In addition, and also in connection with the appointment of Ms. Carillo, the Company and Ms. Carillo have entered into a letter agreement, which documents, among other things, certain of the above-described compensation terms for Ms. Carillo, including, among other things, Ms. Carillo’s: (i) relocation payment, (ii) cash sign-on bonus, (iii) sign-on award of deferred stock units and cash-settled deferred stock units, (iv) minimum year-end cash bonus for 2021, and (v) minimum grant date value of 2021 year-end long-term equity award. A copy of this letter agreement is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.
Ms. Carillo, age 34, was employed at Annaly Capital Management from 2010 to April 2021, most recently serving as the Head of Corporate Development and Strategy. Prior to her employment with Annaly Capital Management, Ms. Carillo worked in investment banking within the Financial Institutions Group at Bank of America Merrill Lynch. Ms. Carillo holds a B.S. in Economics from Duke University.
In connection with the commencement of Ms. Carillo’s employment as Chief Financial Officer, the Company and Ms. Carillo will enter into an indemnification agreement, which generally requires the Company to indemnify and to advance expenses to Ms. Carillo to the maximum extent permitted by Maryland law. A copy of this form of indemnification agreement is filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on November 16, 2009.

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

10.1*	Form of Deferred Stock Unit Award Agreement under 2014 Incentive Plan (2021 Form of Award Agreement for Director Grants) (filed herewith)
10.2*	Employment Agreement, dated as of April 20, 2021, by and between Brooke Carillo and the Registrant (filed herewith)
10.3*	Side Letter Agreement, dated as of April 20, 2021, by and between Brooke Carillo and the Registrant (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020;
(ii) Consolidated Statements of Income (Loss) for the three months ended March 31, 2021 and 2020;
(iii) Statements of Consolidated Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2021 and 2020;
(v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and
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

REDWOOD TRUST, INC.

Date:	May 7, 2021	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2021	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Financial Officer
(Principal Financial and Accounting Officer)