Form 10-Q
period 2021-06-30
REDWOOD TRUST INC
filed 2021-08-04
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	113,055,422	shares outstanding as of August 2, 2021

REDWOOD TRUST, INC.
2021 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	June 30, 2021	December 31, 2020
ASSETS (1)
Residential loans, held-for-sale, at fair value	$1,160,548	$176,641
Residential loans, held-for-investment, at fair value	4,582,052	4,072,410
Business purpose loans, held-for-sale, at fair value	418,442	245,394
Business purpose loans, held-for-investment, at fair value	3,990,447	3,890,959
Multifamily loans, held-for-investment, at fair value	485,157	492,221
Real estate securities, at fair value	354,886	344,125
Other investments	308,732	348,175
Cash and cash equivalents	421,223	461,260
Restricted cash	55,048	83,190
Intangible assets	49,119	56,865
Derivative assets	34,305	53,238
Other assets	136,432	130,588
Total Assets	$11,996,391	$10,355,066

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net	$1,484,999	$522,609
Derivative liabilities	3,240	16,072
Accrued expenses and other liabilities	191,705	179,340
Asset-backed securities issued (includes $7,360,766 and $6,900,362 at fair value), net	7,536,997	7,100,661
Long-term debt, net	1,484,308	1,425,485
Total liabilities	10,701,249	9,244,167
Commitments and Contingencies (see Note 16)
Equity
Common stock, par value $0.01 per share, 395,000,000 shares authorized; 113,052,780 and 112,090,006 issued and outstanding	1,131	1,121
Additional paid-in capital	2,287,412	2,264,874
Accumulated other comprehensive income (loss)	9,740	(4,221)
Cumulative earnings	1,184,559	997,277
Cumulative distributions to stockholders	(2,187,700)	(2,148,152)
Total equity	1,295,142	1,110,899
Total Liabilities and Equity	$11,996,391	$10,355,066
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2021 and December 31, 2020, assets of consolidated VIEs totaled $8,616,435 and $8,141,069, respectively. At June 30, 2021 and December 31, 2020, liabilities of consolidated VIEs totaled $7,562,367 and $7,148,414, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2021	2020	2021	2020
Interest Income
Residential loans	$48,433	$54,974	$92,088	$134,410
Business purpose loans	70,323	53,419	134,511	106,073
Multifamily loans	4,860	4,870	9,646	45,042
Real estate securities	9,279	10,027	18,942	28,336
Other interest income	5,800	6,656	11,813	14,166
Total interest income	138,695	129,946	267,000	328,027
Interest Expense
Short-term debt	(11,195)	(16,907)	(18,968)	(39,974)
Asset-backed securities issued	(76,419)	(65,304)	(148,980)	(165,802)
Long-term debt	(20,451)	(20,455)	(42,669)	(43,561)
Total interest expense	(108,065)	(102,666)	(210,617)	(249,337)
Net Interest Income	30,630	27,280	56,383	78,690
Non-interest Income (Loss)
Mortgage banking activities, net	54,419	(5,982)	137,026	(34,884)
Investment fair value changes, net	49,480	152,228	94,567	(718,604)
Other income, net	2,126	1,165	5,969	4,093
Realized gains, net	8,384	25,965	11,100	29,817
Total non-interest income (loss), net	114,409	173,376	248,662	(719,578)
General and administrative expenses	(40,594)	(28,520)	(84,145)	(57,202)
Loan acquisition costs	(3,748)	(1,572)	(7,307)	(5,558)
Other expenses	(3,985)	(5,083)	(8,081)	(96,498)
Net Income (Loss) before (Provision for) Benefit from Income Taxes	96,712	165,481	205,512	(800,146)
(Provision for) benefit from income taxes	(6,687)	(37)	(18,230)	22,192
Net Income (Loss)	$90,025	$165,444	$187,282	$(777,954)

Basic earnings (loss) per common share	$0.77	$1.41	$1.61	$(6.82)
Diluted earnings (loss) per common share	$0.66	$1.00	$1.38	$(6.82)
Basic weighted average shares outstanding	112,921,070	114,383,289	112,337,984	114,229,928
Diluted weighted average shares outstanding	141,761,084	147,099,079	141,139,212	114,229,928

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2021	2020	2021	2020
Net Income (Loss)	$90,025	$165,444	$187,282	$(777,954)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	11,224	52,393	22,210	(28,126)
Reclassification of unrealized (gain) loss on available-for-sale securities to net income	(7,500)	2,718	(10,295)	(11,080)
Net unrealized loss on interest rate agreements	—	—	—	(32,806)
Reclassification of unrealized loss on interest rate agreements to net income	1,028	1,029	2,046	1,108
Total other comprehensive income (loss)	4,752	56,140	13,961	(70,904)
Total Comprehensive Income (Loss)	$94,777	$221,584	$201,243	$(848,858)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended June 30, 2021

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
March 31, 2021	112,998,732	$1,130	$2,281,647	$4,988	$1,094,534	$(2,166,724)	$1,215,575
Net income	—	—	—	—	90,025	—	90,025
Other comprehensive income	—	—	—	4,752	—	—	4,752
Employee stock purchase and incentive plans	54,048	1	122	—	—	—	123
Non-cash equity award compensation	—	—	5,643	—	—	—	5,643
Common dividends declared ($0.18 per share)	—	—	—	—	—	(20,976)	(20,976)
June 30, 2021	113,052,780	$1,131	$2,287,412	$9,740	$1,184,559	$(2,187,700)	$1,295,142
For the Six Months Ended June 30, 2021

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2020	112,090,006	$1,121	$2,264,874	$(4,221)	$997,277	$(2,148,152)	$1,110,899
Net income	—	—	—	—	187,282	—	187,282
Other comprehensive income	—	—	—	13,961	—	—	13,961
Issuance of common stock	806,068	8	13,366	—	—	—	13,374
Employee stock purchase and incentive plans	156,706	2	(689)	—	—	—	(687)
Non-cash equity award compensation	—	—	9,861	—	—	—	9,861
Common dividends declared ($0.34 per share)	—	—	—	—	—	(39,548)	(39,548)
June 30, 2021	113,052,780	$1,131	$2,287,412	$9,740	$1,184,559	$(2,187,700)	$1,295,142
For the Three Months Ended June 30, 2020

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
March 31, 2020	114,837,533	$1,148	$2,275,808	$(85,531)	$635,726	$(2,101,949)	$725,202
Net income	—	—	—	—	165,444	—	165,444
Other comprehensive income	—	—	—	56,140	—	—	56,140
Employee stock purchase and incentive plans	102,664	1	(235)	—	—	—	(234)
Non-cash equity award compensation	—	—	4,052	—	—	—	4,052
Common dividends declared ($0.125 per share)	—	—	—	—	—	(14,028)	(14,028)
June 30, 2020	114,940,197	$1,149	$2,279,625	$(29,391)	$801,170	$(2,115,977)	$936,576

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2020

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2019	114,353,036	$1,144	$2,269,617	$41,513	$1,579,124	$(2,064,167)	$1,827,231
Net loss	—	—	—	—	(777,954)	—	(777,954)
Other comprehensive loss	—	—	—	(70,904)	—	—	(70,904)
Issuance of common stock	350,088	3	5,544	—	—	—	5,547
Employee stock purchase and incentive plans	237,073	2	(2,776)	—	—	—	(2,774)
Non-cash equity award compensation	—	—	7,240	—	—	—	7,240
Common dividends declared ($0.445 per share)	—	—	—	—	—	(51,810)	(51,810)
June 30, 2020	114,940,197	$1,149	$2,279,625	$(29,391)	$801,170	$(2,115,977)	$936,576

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$187,282	$(777,954)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	3,998	4,083
Depreciation and amortization of non-financial assets	8,405	8,962
Originations of held-for-sale loans	(567,546)	(457,510)
Purchases of held-for-sale loans	(6,682,864)	(2,720,245)
Proceeds from sales of held-for-sale loans	4,526,370	3,126,860
Principal payments on held-for-sale loans	19,856	48,901
Net settlements of derivatives	39,697	(183,373)
Non-cash equity award compensation expense	9,861	7,240
Goodwill impairment expense	—	88,675
Market valuation adjustments	(213,641)	765,647
Realized gains, net	(11,100)	(29,817)
Net change in:
Accrued interest receivable and other assets	10,260	254,368
Accrued interest payable and accrued expenses and other liabilities	17,327	(80,219)
Net cash (used in) provided by operating activities	(2,652,095)	55,618
Cash Flows From Investing Activities:
Originations of loan investments	(348,389)	(263,544)
Proceeds from sales of loan investments	9,231	1,574,160
Principal payments on loan investments	1,312,064	1,136,000
Purchases of real estate securities	(18,593)	(52,260)
Sales of securities held in consolidated securitization trusts	8,197	142,990
Proceeds from sales of real estate securities	36,735	621,730
Principal payments on real estate securities	29,786	16,405
Purchases of servicer advance investments	—	(179,419)
Principal repayments from servicer advance investments	45,838	75,478
Other investing activities, net	(5,025)	(11,139)
Net cash provided by investing activities	1,069,844	3,060,401
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	6,604,603	3,655,530
Repayments on short-term debt	(5,421,494)	(5,322,519)
Proceeds from issuance of asset-backed securities	1,629,218	827,644
Repayments on asset-backed securities issued	(1,088,809)	(673,323)
Proceeds from borrowings on long-term debt	487,975	944,282
Repayments on long-term debt	(654,893)	(2,128,805)
Net settlements of derivatives	—	(84,336)
Net proceeds from issuance of common stock	255	5,707
Taxes paid on equity award distributions	(943)	(2,934)
Dividends paid	(39,548)	(51,810)
Other financing activities, net	(2,292)	(3,180)
Net cash provided by (used in) financing activities	1,514,072	(2,833,744)
Net (decrease) increase in cash, cash equivalents and restricted cash	(68,179)	282,275
Cash, cash equivalents and restricted cash at beginning of period (1)	544,450	290,833
Cash, cash equivalents and restricted cash at end of period (1)	$476,271	$573,108

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Six Months Ended June 30,
	2021	2020
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$198,364	$267,787
Taxes	19,183	209
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$9,374	$46,560
Deconsolidation of multifamily loans held in securitization trusts	—	(3,849,779)
Deconsolidation of multifamily ABS	—	(3,706,789)
Transfers from loans held-for-sale to loans held-for-investment	1,998,535	706,775
Transfers from loans held-for-investment to loans held-for-sale	44,922	—
Transfers from residential loans to real estate owned	15,827	9,645
Transfers from long-term debt to short-term debt	47,994	—
Right-of-use asset obtained in exchange for operating lease liability	1,135	5,362
Issuance of common stock for 5 Arches acquisition	13,375	3,375
(1)    Cash, cash equivalents, and restricted cash at June 30, 2021 includes cash and cash equivalents of $421 million and restricted cash of $55 million, and at December 31, 2020 includes cash and cash equivalents of $461 million and restricted cash of $83 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
Our primary sources of income are net interest income from our investments and non-interest income from our mortgage banking activities. Net interest income primarily consists of the interest income we earn on investments less the interest expense we incur on borrowed funds and other liabilities. Income from mortgage banking activities is generated through the origination and acquisition of loans, and their subsequent sale, securitization, or transfer to our investment portfolios.
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
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the Company at June 30, 2021 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2021 should not be construed as indicative of the results to be expected for the full year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 2. Basis of Presentation - (continued)
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 ("Legacy Sequoia"), certain entities formed in connection with the securitization of Redwood Choice expanded-prime loans and, beginning in the second quarter of 2021, Redwood Select loans ("Sequoia"), and entities formed in connection with the securitization of CoreVest single-family rental loans ("CAFL"). We also consolidate the assets and liabilities of certain Freddie Mac K-Series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitizations in which we have invested. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for the consolidated Sequoia and CAFL entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
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
Acquisitions
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding the acquisitions of 5 Arches, LLC ("5 Arches") and CoreVest American Finance Lender, LLC and certain affiliated entities ("CoreVest"), including purchase price allocations.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 2. Basis of Presentation - (continued)
In connection with the acquisitions of 5 Arches and CoreVest in 2019, we identified and recorded finite-lived intangible assets totaling $25 million and $57 million, respectively. The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at June 30, 2021.
Table 2.1 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at June 30, 2021	Carrying Value at June 30, 2021	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$45,300	$(11,055)	$34,245	7
Broker network	18,100	(8,447)	9,653	5
Non-compete agreements	9,500	(6,014)	3,486	3
Tradenames	4,000	(2,528)	1,472	3
Developed technology	1,800	(1,537)	263	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$81,300	$(32,181)	$49,119	6
All of our intangible assets are amortized on a straight-line basis. For each of the six months ended June 30, 2021 and 2020, we recorded intangible asset amortization expense of $8 million. Estimated future amortization expense is summarized in the table below.
Table 2.2 – Intangible Asset Amortization Expense by Year

(In Thousands)	June 30, 2021
2021 (6 months)	$7,558
2022	12,800
2023	10,091
2024	7,073
2025 and thereafter	11,597
Total Future Intangible Asset Amortization	$49,119

On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at June 30, 2021.
A liability resulting from the contingent consideration arrangement with 5 Arches was initially recorded in 2019 at its acquisition-date fair value as part of total consideration for the acquisition of 5 Arches. During the first quarter of 2021, we distributed 806,068 shares of Redwood common stock and paid $1 million in cash in full settlement of the remaining deferred consideration associated with this acquisition.
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2020 is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company's consolidated financial position and results of operations for the three and six months ended June 30, 2021.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
Other Investments
Strategic Investments
We have made and may make additional strategic investments in companies through our RWT Horizons venture investment strategy or at a corporate level. These investments can take the form of equity or debt and often have conversion features. Depending on the terms of the investments, we may account for these investments under the fair value option or as non-marketable equity securities under the equity method of accounting or the measurement alternative (to the extent they do not have a “readily determinable fair value,” or are not traded in a verifiable public market or are restricted for sale in the public market by a restricted stock legend or otherwise).
Investments accounted for under the fair value option are carried at fair value with periodic changes in value recorded through Investment fair value changes on our consolidated statements of income (loss). For non-marketable securities, we utilize the equity method of accounting when we are able to exert significant influence over but do not control the activities of the investee. Under the equity method of accounting, we generally elect to record our share of earnings or losses from equity method investments on a one-quarter lag and we assess our investments for impairment whenever events or changes in circumstances indicate that the carrying amount of our investment might not be recoverable. Income from equity method investments is recorded in Other income, net on our consolidated statements of income (loss). Under the measurement alternative, the carrying value of our investment is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date and are recorded as a component of Other income, net on our consolidated statements of income (loss).
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
June 30, 2021
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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This new guidance clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact the adoption of this standard would have on our consolidated financial statements. Through June 30, 2021, we have not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions.
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
June 30, 2021
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at June 30, 2021 and December 31, 2020.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
June 30, 2021 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$17,746	$—	$17,746	$(957)	$(11,238)	$5,551
TBAs	2,064	—	2,064	(478)	(1,393)	193
Futures	304	—	304	(194)	—	110
Total Assets	$20,114	$—	$20,114	$(1,629)	$(12,631)	$5,854

Liabilities (2)
Interest rate agreements	$(957)	$—	$(957)	$957	$—	$—
TBAs	(1,367)	—	(1,367)	478	889	—
Futures	(194)	—	(194)	194	—	—
Loan warehouse debt	(1,049,144)	—	(1,049,144)	1,049,144	—	—
Security repurchase agreements	(80,938)	—	(80,938)	80,938	—	—
Total Liabilities	$(1,132,600)	$—	$(1,132,600)	$1,131,711	$889	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
June 30, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)
Analysis of Consolidated VIEs
At June 30, 2021, we consolidated Legacy Sequoia, Sequoia, CAFL, Freddie Mac SLST, and Freddie Mac K-Series securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for the consolidated Legacy Sequoia, Sequoia and CAFL entities we are exposed to certain financial risks associated with our role as a sponsor, servicing administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities. At June 30, 2021, the estimated fair value of our investments in the consolidated Legacy Sequoia, Sequoia, CAFL, Freddie Mac SLST, and Freddie Mac K-Series entities was $4 million, $234 million, $272 million, $452 million, and $31 million, respectively.
We also consolidate two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At June 30, 2021, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 10 for a further description of these entities and the investments they hold and Note 12 for additional information on the minority partner’s interest. Additionally, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 13 for additional information on the servicer advance financing. At June 30, 2021, the estimated fair value of our investment in the Servicing Investment entities was $62 million.
The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs Accounted for as Collateralized Financing Entities

June 30, 2021	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$260,875	$2,222,553	$—	$2,098,624	$—	$—	$4,582,052
Business purpose loans, held-for-investment	—	—	3,263,878	—	—	—	3,263,878
Multifamily loans, held-for-investment	—	—	—	—	485,157	—	485,157
Other investments	—	—	—	—	—	202,369	202,369
Cash and cash equivalents	—	—	—	—	—	12,459	12,459
Restricted cash	148	—	—	—	—	19,028	19,176
Accrued interest receivable	258	7,559	13,102	6,325	1,326	1,606	30,176
Other assets	659	—	12,596	1,636	—	6,277	21,168
Total Assets	$261,940	$2,230,112	$3,289,576	$2,106,585	$486,483	$241,739	$8,616,435
Short-term debt	$—	$—	$—	$—	$—	$163,629	$163,629
Accrued interest payable	124	5,521	10,183	4,490	1,200	94	21,612
Accrued expenses and other liabilities	—	—	—	—	—	16,360	16,360
Asset-backed securities issued	258,211	1,990,548	3,007,596	1,650,087	454,324	—	7,360,766
Total Liabilities	$258,335	$1,996,069	$3,017,779	$1,654,577	$455,524	$180,083	$7,562,367

Number of VIEs	20	12	14	3	1	3	53

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2020	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$285,935	$1,565,322	$—	$2,221,153	$—	$—	$4,072,410
Business purpose loans, held-for-investment	—	—	3,249,194	—	—	—	3,249,194
Multifamily loans, held-for-investment	—	—	—	—	492,221	—	492,221
Other investments	—	—	—	—	—	251,773	251,773
Cash and cash equivalents	—	—	—	—	—	11,579	11,579
Restricted cash	148	—	—	—	—	23,220	23,368
Accrued interest receivable	305	6,802	13,055	6,754	1,337	2,334	30,587
Other assets	638	—	2,930	646	—	5,723	9,937
Total Assets	$287,026	$1,572,124	$3,265,179	$2,228,553	$493,558	$294,629	$8,141,069
Short-term debt	$—	$—	$—	$—	$—	$208,375	$208,375
Accrued interest payable	141	4,697	10,278	4,846	1,177	135	21,274
Accrued expenses and other liabilities	—	50	—	—	—	18,353	18,403
Asset-backed securities issued	282,326	1,347,357	3,013,093	1,793,620	463,966	—	6,900,362
Total Liabilities	$282,467	$1,352,104	$3,023,371	$1,798,466	$465,143	$226,863	$7,148,414

Number of VIEs	20	10	14	2	1	3	50
The following table presents income (loss) from these VIEs for the three and six months ended June 30, 2021 and 2020.
Table 4.2 – Income (Loss) from Consolidated VIEs Accounted for as Collateralized Financing Entities

	Three Months Ended June 30, 2021
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$1,169	$14,492	$54,849	$19,506	$4,860	$4,041	$98,917
Interest expense	(755)	(11,374)	(43,201)	(13,927)	(4,478)	(1,110)	(74,845)
Net interest income	414	3,118	11,648	5,579	382	2,931	24,072
Non-interest income
Investment fair value changes, net	(216)	4,906	3,697	36,316	1,855	(2,320)	44,238
Total non-interest income, net	(216)	4,906	3,697	36,316	1,855	(2,320)	44,238
General and administrative expenses	—	—	—	—	—	(52)	(52)
Other expenses	—	—	—	—	—	(112)	(112)
Income from Consolidated VIEs	$198	$8,024	$15,345	$41,895	$2,237	$447	$68,146

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)

	Six Months Ended June 30, 2021
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$2,517	$29,975	$103,722	$39,665	$9,646	$8,263	$193,788
Interest expense	(1,630)	(23,480)	(81,054)	(28,395)	(8,834)	(2,396)	(145,789)
Net interest income	887	6,495	22,668	11,270	812	5,867	47,999
Non-interest income
Investment fair value changes, net	(915)	9,804	3,411	40,433	10,776	(3,566)	59,943
Total non-interest income, net	(915)	9,804	3,411	40,433	10,776	(3,566)	59,943
General and administrative expenses	—	—	—	—	—	(90)	(90)
Other expenses	—	—	—	—	—	(442)	(442)
Income (Loss) from Consolidated VIEs	$(28)	$16,299	$26,079	$51,703	$11,588	$1,769	$107,410

	Three Months Ended June 30, 2020
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$2,685	$22,564	$32,978	$21,187	$4,870	$4,540	$88,824
Interest expense	(1,518)	(19,117)	(24,446)	(15,846)	(4,380)	(1,797)	(67,104)
Net interest income	1,167	3,447	8,532	5,341	490	2,743	21,720
Non-interest income
Investment fair value changes, net	(230)	39,752	16,313	26,866	1,599	3,291	87,591
Total non-interest income, net	(230)	39,752	16,313	26,866	1,599	3,291	87,591
General and administrative expenses	—	—	—	—	—	(712)	(712)
Other expenses	—	—	—	—	—	(1,065)	(1,065)
Income from Consolidated VIEs	$937	$43,199	$24,845	$32,207	$2,089	$4,257	$107,534

	Six Months Ended June 30, 2020
	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Total Consolidated VIEs
(Dollars in Thousands)
Interest income	$5,879	$47,647	$62,988	$43,173	$45,042	$8,623	$213,352
Interest expense	(4,040)	(40,627)	(46,385)	(32,022)	(42,728)	(3,374)	(169,176)
Net interest income	1,839	7,020	16,603	11,151	2,314	5,249	44,176
Non-interest income
Investment fair value changes, net	(621)	(29,916)	(51,533)	(115,295)	(84,910)	(8,593)	(290,868)
Total non-interest income, net	(621)	(29,916)	(51,533)	(115,295)	(84,910)	(8,593)	(290,868)
General and administrative expenses	—	—	—	—	—	(743)	(743)
Other expenses	—	—	—	—	—	817	817
Income (Loss) from Consolidated VIEs	$1,218	$(22,896)	$(34,930)	$(104,144)	$(82,596)	$(3,270)	$(246,618)
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
June 30, 2021
(Unaudited)

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
During the three months ended June 30, 2021, we called one of our consolidated CAFL entities and repaid the associated ABS issued. In association with this call, we transferred $45 million (unpaid principal balance) of loans from held-for-investment to held-for-sale.
During 2020, we re-securitized subordinate securities we owned in our consolidated Freddie Mac SLST securitization trusts, through the transfer of these financial assets to a re-securitization trust that we sponsored. We retain a subordinate investment in the re-securitization trust and maintain certain discretionary rights associated with the ownership of this investment that we determined reflected a controlling financial interest in the entity, as we have both the power to direct the activities that most significantly impact the performance of the VIE and the right to receive benefits of and the obligation to absorb losses from the VIE that could potentially be significant to the VIE.
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 52 Sequoia securitization entities sponsored by us that are still outstanding as of June 30, 2021, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
During the three months ended June 30, 2021, we called three of our unconsolidated Sequoia entities, and purchased $83 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized a $7 million gain on the securities we owned from these called securitizations, which was recognized through Realized gains, net on our consolidated statements of income (loss). During the six months ended June 30, 2021, we called four of our unconsolidated Sequoia entities, and purchased $101 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized a $9 million gain on the securities we owned from these called securitizations, which was recognized through Realized gains, net on our consolidated statements of income (loss). At June 30, 2021, we held $97 million of loans for sale at fair value that were acquired following the calls.

The following table presents information related to securitization transactions that occurred during the three and six months ended June 30, 2021 and 2020.
Table 4.3 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Principal balance of loans transferred	$355,924	$—	$1,231,803	$1,573,703
Trading securities retained, at fair value	1,225	—	7,774	43,362
AFS securities retained, at fair value	522	—	1,600	3,198

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table summarizes the cash flows during the three and six months ended June 30, 2021 and 2020 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.4 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Proceeds from new transfers	$361,673	$—	$1,266,063	$1,610,761
MSR fees received	1,336	2,475	2,943	5,165
Funding of compensating interest, net	(70)	(205)	(170)	(297)
Cash flows received on retained securities	16,764	6,788	25,393	13,369
The following table presents the key weighted-average assumptions used to value securities retained at the date of securitization for securitizations completed during the three and six months ended June 30, 2021 and 2020.
Table 4.5 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	8%	8%	N/A	N/A
Discount rates	15%	7%	N/A	N/A
Credit loss assumptions	0.25%	0.25%	N/A	N/A

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	11%	11%	41%	13%
Discount rates	15%	6%	16%	6%
Credit loss assumptions	0.23%	0.23%	0.21%	0.22%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents additional information at June 30, 2021 and December 31, 2020, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.6 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	June 30, 2021	December 31, 2020
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$20,527	$20,982
Subordinate securities, classified as AFS	140,321	136,475
Mortgage servicing rights	6,496	8,413
Maximum loss exposure (1)	$167,344	$165,870
Assets transferred:
Principal balance of loans outstanding	$6,326,188	$7,728,432
Principal balance of loans 30+ days delinquent	58,362	138,029
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
The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at June 30, 2021 and December 31, 2020.
Table 4.7 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

June 30, 2021	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at June 30, 2021	$6,496	$20,527	$140,321
Expected life (in years) (2)	2	4	8
Prepayment speed assumption (annual CPR) (2)	38%	25%	33%
Decrease in fair value from:
10% adverse change	$613	$1,374	$238
25% adverse change	1,422	3,120	440
Discount rate assumption (2)	12%	18%	3.5%
Decrease in fair value from:
100 basis point increase	$139	$462	$10,058
200 basis point increase	271	900	19,174
Credit loss assumption (2)	N/A	0.39%	0.39%
Decrease in fair value from:
10% higher losses	N/A	$—	$2,671
25% higher losses	N/A	—	6,384

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

(1)Senior securities included $21 million and $17 million of interest-only securities at June 30, 2021 and December 31, 2020, respectively.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at June 30, 2021 and December 31, 2020, grouped by asset type.
Table 4.8 – Third-Party Sponsored VIE Summary

(In Thousands)	June 30, 2021	December 31, 2020
Mortgage-Backed Securities
Senior	$4,740	$11,131
Mezzanine	—	2,014
Subordinate	189,298	173,523
Total Mortgage-Backed Securities	194,038	186,668
Excess MSR	12,170	14,133
Total Investments in Third-Party Sponsored VIEs	$206,208	$200,801
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
June 30, 2021
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
June 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at June 30, 2021 and December 31, 2020.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale at fair value	$1,160,513	$1,160,513	$176,604	$176,604
Residential loans, held-for-investment	4,582,052	4,582,052	4,072,410	4,072,410
Business purpose loans, held-for-sale	418,442	418,442	245,394	245,394
Business purpose loans, held-for-investment	3,990,447	3,990,447	3,890,959	3,890,959
Multifamily loans	485,157	485,157	492,221	492,221
Real estate securities	354,886	354,886	344,125	344,125
Servicer advance investments (1)	184,551	184,551	231,489	231,489
MSRs (1)	8,721	8,721	8,815	8,815
Excess MSRs (1)	29,988	29,988	34,418	34,418
Shared home appreciation options (1)	44,319	44,319	42,440	42,440
Other financial instruments (2)	28,556	28,556	10,203	10,203
Cash and cash equivalents	421,223	421,223	461,260	461,260
Restricted cash	55,048	55,048	83,190	83,190
Derivative assets	34,305	34,305	53,238	53,238
REO (3)	15,489	17,718	8,413	9,229
Margin receivable (3)	10,269	10,269	4,758	4,758
FHLBC stock (3)	10	10	5,000	5,000
Pledged collateral (3)	—	—	1,177	1,177
Liabilities
Short-term debt	$1,484,999	$1,484,999	$522,609	$522,609
Margin payable (4)	19,503	19,503	—	—
Guarantee obligation (4)	8,446	5,932	10,039	7,843
Derivative liabilities	3,240	3,240	16,072	16,072
ABS issued, net
Fair value	7,360,766	7,360,766	6,900,362	6,900,362
Amortized cost	176,231	180,080	200,299	204,892
Other long-term debt, net (5)	833,272	834,214	774,726	783,570
Convertible notes, net (5)	512,339	531,473	511,085	499,865
Trust preferred securities and subordinated notes, net (5)	138,697	87,188	138,674	80,910
(1)These investments are included in Other investments on our consolidated balance sheets.
(2)Includes equity, debt, and loan investments included in Other investments on our consolidated balance sheets.
(3)These assets are included in Other assets on our consolidated balance sheets.
(4)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
(5)These liabilities are included in Long-term debt, net on our consolidated balance sheets.
During the three and six months ended June 30, 2021, we elected the fair value option for $4 million and $26 million of securities, respectively, $3.48 billion and $6.58 billion of residential loans (principal balance), respectively, and $527 million and $914 million of business purpose loans (principal balance), respectively. Additionally, during the three months ended June 30, 2021, we elected the fair value option for $2 million of MSRs and $2 million of other financial instruments. We anticipate electing the fair value option for all future purchases of residential and business purpose loans that we intend to sell to third parties or transfer to securitizations, for business purpose bridge loans we hold for investment, as well as for MSRs retained from sales of residential loans, and for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at June 30, 2021 and December 31, 2020, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2021	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$5,742,565	$—	$—	$5,742,565
Business purpose loans	4,408,889	—	—	4,408,889
Multifamily loans	485,157	—	—	485,157
Real estate securities	354,886	—	—	354,886
Servicer advance investments	184,551	—	—	184,551
MSRs	8,721	—	—	8,721
Excess MSRs	29,988	—	—	29,988
Shared home appreciation options	44,319	—	—	44,319
Derivative assets	34,305	2,368	17,746	14,191

Liabilities
Derivative liabilities	$3,240	$1,561	$957	$722
ABS issued	7,360,766	—	—	7,360,766

December 31, 2020	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$4,249,014	$—	$—	$4,249,014
Business purpose loans	4,136,353	—	—	4,136,353
Multifamily loans	492,221	—	—	492,221
Real estate securities	344,125	—	—	344,125
Servicer advance investments	231,489	—	—	231,489
MSRs	8,815	—	—	8,815
Excess MSRs	34,418	—	—	34,418
Shared home appreciation options	42,440	—	—	42,440
Derivative assets	53,238	18,260	19,951	15,027
Pledged collateral	1,177	1,177	—	—
FHLBC stock	5,000	—	5,000	—

Liabilities
Derivative liabilities	$16,072	$15,495	$—	$577
ABS issued	6,900,362	—	—	6,900,362

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2021.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	MSRs	Excess MSRs	Shared Home Appreciation Options
(In Thousands)
Beginning balance - December 31, 2020	$4,249,014	$4,136,353	$492,221	$125,667	$218,458	$231,489	$8,815	$34,418	$42,440
Acquisitions	6,684,292	—	—	26,367	1,600	—	2,283	—	—
Originations	—	913,704	—	—	—	—	—	—	—
Sales	(4,531,811)	(9,231)	—	(31,949)	(4,785)	—	—	—	—
Principal paydowns	(727,627)	(599,889)	(3,806)	(807)	(28,979)	(45,838)	—	—	(5,516)
Gains (losses) in net income (loss), net	70,184	(17,835)	(3,258)	23,147	14,172	(1,100)	(2,251)	(4,430)	7,395
Unrealized losses in OCI, net	—	—	—	—	11,995	—	—	—	—
Other settlements, net (1)	(1,487)	(14,213)	—	—	—	—	(126)	—	—
Ending balance - June 30, 2021	$5,742,565	$4,408,889	$485,157	$142,425	$212,461	$184,551	$8,721	$29,988	$44,319
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis (continued)

		Liabilities
	Derivatives (2)	ABS Issued
(In Thousands)
Beginning balance - December 31, 2020	$14,450	$6,900,362
Acquisitions	—	1,629,218
Principal paydowns	—	(1,055,541)
Gains (losses) in net income (loss), net	(197)	(113,273)
Other settlements, net (1)	(784)	—
Ending balance - June 30, 2021	$13,469	$7,360,766
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
June 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of gains or losses included in our consolidated statements of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at June 30, 2021 and 2020. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and six months ended June 30, 2021 and 2020 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at June 30, 2021 and 2020 Included in Net Income

	Included in Net Income
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Assets
Residential loans at Redwood	$14,130	$(359)	$10,481	$(746)
Business purpose loans	28,404	31,187	40,003	(21,026)
Net investments in consolidated Sequoia entities (1)	4,693	39,558	8,893	(30,502)
Net investments in consolidated Freddie Mac SLST entities (1)	36,137	26,867	40,225	(115,295)
Net investments in consolidated Freddie Mac K-Series entity (1)	1,855	1,599	10,776	(13,180)
Net investments in consolidated CAFL entities (1)	2,908	17,125	2,556	(50,721)
Trading securities	1,772	30,647	2,262	(79,633)
Servicer advance investments	(940)	(136)	(1,100)	(6,198)
MSRs	(330)	(1,591)	273	(16,507)
Excess MSRs	(2,477)	2,971	(4,430)	(6,523)
Shared home appreciation options	2,080	884	7,395	(6,670)
Loan purchase and interest rate lock commitments	14,550	357	14,171	357

Liabilities
Loan purchase commitments	$(696)	$2,137	$(724)	$(1,634)
(1)    Represents the portion of net gains or losses included in our consolidated statements of income (loss) related to loans and the associated ABS issued at our consolidated securitization entities held at June 30, 2021 and 2020, which netted together represent the change in value of our investments at the consolidated VIEs, excluding REO.
The following table presents information on assets recorded at fair value on a non-recurring basis at June 30, 2021. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at June 30, 2021.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2021

					Gain (Loss) for
June 30, 2021	Carrying Value	Fair Value Measurements Using			Three Months Ended	Six Months Ended
(In Thousands)		Level 1	Level 2	Level 3	June 30, 2021	June 30, 2021
Assets
REO	$1,233	$—	$—	$1,233	$(3)	$(7)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and six months ended June 30, 2021 and 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$24,988	$(2,014)	$48,100	$(15,494)
Residential loan purchase and forward sale commitments	51,919	621	(466)	22,056
Single-family rental loans held-for-sale, at fair value	25,222	1,210	35,470	12,677
Single-family rental loan purchase and interest rate lock commitments	744	—	744	341
Bridge loans	2,225	(1,260)	3,269	(5,194)
Trading securities (1)	(1,095)	—	(374)	—
Risk management derivatives, net	(58,244)	—	34,578	(52,832)
Total mortgage banking activities, net (2)	$45,759	$(1,443)	$121,321	$(38,446)
Investment Fair Value Changes, Net
Residential loans at Redwood	$1,290	$104	$1,607	$(93,532)
Single-family rental loans held-for-investment	—	2,222	—	(20,806)
Bridge loans held-for-investment	(62)	21,774	3,242	(16,828)
Trading securities	2,893	42,246	23,521	(221,079)
Servicer advance investments	(940)	(136)	(1,100)	(6,198)
Excess MSRs	(2,477)	2,971	(4,430)	(6,523)
Net investments in Legacy Sequoia entities (3)	(216)	(230)	(915)	(621)
Net investments in Sequoia entities (3)	4,906	39,753	9,804	(29,916)
Net investments in Freddie Mac SLST entities (3)	36,316	26,867	40,433	(115,295)
Net investment in Freddie Mac K-Series entity (3)	1,855	1,599	10,776	(84,910)
Net investments in CAFL entities (3)	3,697	17,125	3,411	(50,721)
Shared home appreciation options	2,080	884	7,395	(6,670)
Other investments	125	(3,005)	435	(4,892)
Risk management derivatives, net	—	—	—	(59,142)
Credit recoveries (losses) on AFS securities	13	54	388	(1,471)
Total investment fair value changes, net	$49,480	$152,228	$94,567	$(718,604)
Other Income
MSRs	$(1,381)	$(3,955)	$(2,247)	$(22,563)
Risk management derivatives, net	—	—	—	13,966
Total other income (4)	$(1,381)	$(3,955)	$(2,247)	$(8,597)
Total Market Valuation Gains (Losses), Net	$93,858	$146,830	$213,641	$(765,647)
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
June 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
At June 30, 2021, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

June 30, 2021	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(1)
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$232,343	Prepayment rate (annual CPR)	20	-	20%		20%
		Whole loan spread to TBA price	$2.00	-	$2.00		$2.00
		Whole loan spread to swap rate	215	-	215	bps	215	bps

Jumbo loans committed to sell	928,170	Whole loan committed sales price	$100.88	-	$103.03		$102.38

Loans held by Legacy Sequoia (2)	260,875	Liability price			N/A		N/A

Loans held by Sequoia (2)	2,222,553	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (2)	2,098,624	Liability price			N/A		N/A

Business purpose loans:
Single-family rental loans	418,442	Senior credit spread	70	-	70	bps	70	bps
		Subordinate credit spread	105	-	1,531	bps	391	bps
		Senior credit support	34	-	34%		34%
		IO discount rate	9	-	9%		9%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Non-securitizable loan dollar price	$82	-	$102		$99

Single-family rental loans held by CAFL	3,263,878	Liability price			N/A		N/A

Bridge loans	726,569	Discount rate	6	-	15%		8%

Multifamily loans held by Freddie Mac K-Series (2)	485,157	Liability price			N/A		N/A

Trading and AFS securities	354,886	Discount rate	2	-	31%		7%
		Prepayment rate (annual CPR)	8	-	62%		28%
		Default rate	—	-	25%		4%
		Loss severity	—	-	50%		22%
		CRT dollar price	$95	-	$113		$102

Servicer advance investments	184,551	Discount rate	3	-	3%		3%
		Prepayment rate (annual CPR)	20	-	30%		21%
		Expected remaining life (3)	4	-	4	years	4	years
		Mortgage servicing income	—	-	15	bps	9	bps

MSRs	8,721	Discount rate	12	-	12%		12%
		Prepayment rate (annual CPR)	7	-	84%		36%
		Per loan annual cost to service	$96	-	$96		$96

Excess MSRs	29,988	Discount rate	13	-	16%		15%
		Prepayment rate (annual CPR)	21	-	30%		24%
		Excess mortgage servicing income	8	-	17	bps	11	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

June 30, 2021	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (1)
Assets (continued)
Shared home appreciation options	$44,319	Discount rate	13	-	13%		13%
		Prepayment rate (annual CPR)	16	-	24%		17%
		Home price appreciation	3	-	4%		3%

REO	1,233	Loss severity	4	-	40%		23%

Residential loan purchase commitments, net	12,725	Committed sales price	$102.00	-	$103.03		$102.64
		Pull-through rate	21	-	100%		72%
		Whole loan spread to TBA price	$2.00	-	$2.00		$2.00
		Whole loan spread to swap rate	191	-	215	bps	201	bps
		Prepayment rate (annual CPR)	20	-	20%		20%

Single-family rental interest rate lock commitments	744	Senior credit spread	70	-	70	bps	70	bps
		Subordinate credit spread	105	-	1,531	bps	391	bps
		Senior credit support	34	-	34%		34%
		IO discount rate	10	-	11%		10%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Pull-through rate	100	-	100%		100%

Liabilities
ABS issued (2):
At consolidated Sequoia entities	2,248,759	Discount rate	1	-	18%		3%
		Prepayment rate (annual CPR)	7	-	51%		33%
		Default rate	—	-	39%		2%
		Loss severity	25	-	50%		32%

At consolidated CAFL entities (4)	3,007,596	Discount rate	1	-	13%		3%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Default rate	3	-	18%		9%
		Loss severity	30	-	30%		30%

At consolidated Freddie Mac SLST entities	1,650,087	Discount rate	2	-	7%		3%
		Prepayment rate (annual CPR)	6	-	8%		6%
		Default rate	9	-	10%		9%
		Loss severity	35	-	35%		35%

At consolidated Freddie Mac K-Series entities (4)	454,324	Discount rate	1	-	9%		2%

(1)The weighted average input values for all loan types are based on the unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(2)The fair value of the loans held by consolidated entities was based on the fair value of the ABS issued by these entities, including securities we own, which we determined were more readily observable, in accordance with accounting guidance for collateralized financing entities. At June 30, 2021, the fair value of securities we owned at the consolidated Sequoia, CAFL, Freddie Mac SLST, and Freddie Mac K-Series entities was $235 million, $268 million, $450 million, and $31 million, respectively.
(3)Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).
(4)As a market convention, certain securities are priced to a no-loss yield and therefore do not include default and loss severity assumptions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at June 30, 2021 and December 31, 2020.
Table 6.1 – Classifications and Carrying Values of Residential Loans

June 30, 2021		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$1,160,548	$—	$—	$—	$1,160,548
Held-for-investment at fair value	—	260,875	2,222,553	2,098,624	4,582,052
Total Residential Loans	$1,160,548	$260,875	$2,222,553	$2,098,624	$5,742,600

December 31, 2020		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$176,641	$—	$—	$—	$176,641
Held-for-investment at fair value	—	285,935	1,565,322	2,221,153	4,072,410
Total Residential Loans	$176,641	$285,935	$1,565,322	$2,221,153	$4,249,051
At June 30, 2021, we owned mortgage servicing rights associated with $1.10 billion (principal balance) of residential loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Sale
At Fair Value
The following table summarizes the characteristics of residential loans held-for-sale at June 30, 2021 and December 31, 2020.
Table 6.2 – Characteristics of Residential Loans Held-for-Sale

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Number of loans	1,316	198
Unpaid principal balance	$1,135,356	$172,748
Fair value of loans	$1,160,548	$176,641
Market value of loans pledged as collateral under short-term borrowing agreements	$1,152,267	$156,355

Delinquency information
Number of loans with 90+ day delinquencies	2	1
Unpaid principal balance of loans with 90+ day delinquencies	$2,100	$1,882
Fair value of loans with 90+ day delinquencies	$1,397	$1,223
Number of loans in foreclosure	—	—
The following table provides the activity of residential loans held-for-sale during the three and six months ended June 30, 2021 and 2020.
Table 6.3 – Activity of Residential Loans Held-for-Sale

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Principal balance of loans acquired	$3,484,633	$57,743	$6,580,681	$2,687,651
Principal balance of loans sold	3,324,919	2,280,076	5,600,751	4,936,795
Net market valuation gains (losses) recorded (1)	26,278	(2,014)	49,707	(15,494)
(1)Net market valuation gains (losses) on residential loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Legacy Sequoia, Sequoia, and Freddie Mac SLST securitization trusts and consolidate the underlying residential loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the residential loans owned at consolidated Sequoia and Freddie Mac SLST entities at June 30, 2021 and December 31, 2020.
Table 6.4 – Characteristics of Residential Loans Held-for-Investment

June 30, 2021	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,733	2,775	12,902
Unpaid principal balance	$295,368	$2,193,269	$2,107,256
Fair value of loans	$260,875	$2,222,553	$2,098,624

Delinquency information
Number of loans with 90+ day delinquencies (1)	43	48	1,446
Unpaid principal balance of loans with 90+ day delinquencies	$14,878	$38,502	$261,504
Fair value of loans with 90+ day delinquencies (2)	N/A	N/A	N/A
Number of loans in foreclosure	18	3	308
Unpaid principal balance of loans in foreclosure	$3,830	$2,257	$51,191

December 31, 2020	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,908	2,177	13,605
Unpaid principal balance	$333,474	$1,550,454	$2,247,771
Fair value of loans	$285,935	$1,565,322	$2,221,153

Delinquency information
Number of loans with 90+ day delinquencies (1)	52	94	2,110
Unpaid principal balance of loans with 90+ day delinquencies	$17,285	$74,742	$389,245
Fair value of loans with 90+ day delinquencies (2)	N/A	N/A	N/A
Number of loans in foreclosure	21	3	245
Unpaid principal balance of loans in foreclosure	$4,939	$2,251	$38,610
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 6. Residential Loans - (continued)
The following table provides the activity of residential loans held-for-investment at Redwood during the three and six months ended June 30, 2021 and 2020.
Table 6.5 – Activity of Residential Loans Held-for-Investment at Redwood

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Fair value of loans transferred from HFS to HFI	$—	$—	$—	$13,258
Fair value of loans transferred from HFI to HFS	—	—	—	1,870,986
Net market valuation gains (losses) recorded (1)	—	104	—	(93,532)
(1)Subsequent to the transfer of these loans to our investment portfolio, net market valuation gains (losses) on residential loans held-for-investment at Redwood are recorded through Investment fair value changes, net on our consolidated statements of income (loss).
The following table provides the activity of residential loans held-for-investment at consolidated entities during the three and six months ended June 30, 2021 and 2020.
Table 6.6 – Activity of Residential Loans Held-for-Investment at Consolidated Entities

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$1,205,494	N/A	N/A	$270,506	N/A
Net market valuation gains (losses) recorded (1)	4,863	(12,835)	22,579	8,081	93,932	48,587

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$1,205,494	N/A	N/A	$270,506	N/A
Net market valuation gains (losses) recorded (1)	12,476	(15,413)	19,014	(60,933)	(16,553)	(144,433)
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with Sequoia securitizations.
(2)For loans held at our consolidated Legacy Sequoia, Sequoia, and Freddie Mac SLST entities, market value changes are based on the estimated fair value of the associated ABS issued, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investments in these securitization entities is presented in Table 4.2.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 7. Business Purpose Loans
We originate and invest in business purpose loans, including single-family rental ("SFR") loans and bridge loans. The following table summarizes the classifications and carrying values of the business purpose loans owned at Redwood and at consolidated CAFL entities at June 30, 2021 and December 31, 2020.
Table 7.1 – Classifications and Carrying Values of Business Purpose Loans

June 30, 2021	Single-Family Rental		Residential
(In Thousands)	Redwood	CAFL	Bridge	Total
Held-for-sale at fair value	$418,442	—	$—	$418,442
Held-for-investment at fair value	—	3,263,878	726,569	3,990,447
Total Business Purpose Loans	$418,442	$3,263,878	$726,569	$4,408,889

December 31, 2020	Single-Family Rental		Residential
(In Thousands)	Redwood	CAFL	Bridge	Total
Held-for-sale at fair value	$245,394	$—	$—	$245,394
Held-for-investment at fair value	—	3,249,194	641,765	3,890,959
Total Business Purpose Loans	$245,394	$3,249,194	$641,765	$4,136,353
The following table provides the activity of business purpose loans at Redwood during the three and six months ended June 30, 2021 and 2020.
Table 7.2 – Activity of Business Purpose Loans at Redwood

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(In Thousands)	SFR at Redwood	Bridge	SFR at Redwood	Bridge
Principal balance of loans originated	$312,217	$215,160	$175,876	$58,468
Principal balance of loans sold to third parties	—	354	—	1,558
Fair value of loans transferred from HFS to HFI (1)	297,301	N/A	220,923	N/A
Fair value of loans transferred from HFI to HFS (2)	44,922	—	—	—
Mortgage banking activities income (loss) recorded (3)	25,222	978	1,210	(3,277)
Investment fair value changes recorded (4)	—	(62)	2,222	21,774

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 7. Business Purpose Loans - (continued)

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(In Thousands)	SFR at Redwood	Bridge	SFR at Redwood	Bridge
Principal balance of loans originated	$565,315	$348,389	$436,005	$285,836
Principal balance of loans sold to third parties	—	9,231	26,148	22,293
Fair value of loans transferred from HFS to HFI (1)	466,705	N/A	599,032	N/A
Fair value of loans transferred from HFI to HFS (2)	44,922	—	—	—
Mortgage banking activities income (loss) recorded (3)	35,470	1,521	11,540	(3,441)
Investment fair value changes recorded (4)	—	3,242	(20,806)	(16,828)
(1)Represents the transfer of single-family rental loans from held-for-sale to held-for-investment associated with CAFL securitizations.
(2)Represents the transfer of single-family rental loans from held-for-investment to held-for-sale associated with the call of a consolidated CAFL securitization during the second quarter of 2021.
(3)Represents net market valuation changes from the time a loan is originated to when it is sold or transferred to our investment portfolio. Additionally, for the three and six months ended June 30, 2021, we recorded loan origination fee income of $7 million and $13 million, respectively, through Mortgage banking activities, net on our consolidated statements of income (loss). For the three and six months ended June 30, 2020, we recorded loan origination fee income of $2 million and $11 million, respectively, through Mortgage banking activities, net on our consolidated statements of income (loss).
(4)Represents net market valuation changes for loans classified as held-for-investment.
Bridge Loans Held-for-Investment
The outstanding bridge loans held-for-investment at June 30, 2021 were first lien, interest-only loans with original maturities of six to 24 months and were comprised of 63% one-month LIBOR-indexed adjustable-rate loans and 37% fixed-rate loans. During the six months ended June 30, 2021, we transferred four loans with a fair value of $2 million to REO, which is included in Other assets on our consolidated balance sheets. At June 30, 2021, we had a $374 million commitment to fund bridge loans. See Note 16 for additional information on this commitment.
Single-Family Rental Loans Held-for-Investment at CAFL
    We invest in securities issued by CAFL securitizations sponsored by CoreVest and consolidate the underlying single-family rental loans owned by these entities. The outstanding single-family rental loans held-for-investment at CAFL at June 30, 2021 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years. During the six months ended June 30, 2021, we transferred two CAFL loans with a fair value of $12 million to REO, which is included in Other assets on our consolidated balance sheets. The following table provides the activity of single-family rental loans held-for-investment at CAFL during the three and six months ended June 30, 2021 and 2020.
Table 7.3 – Activity of Single-Family Rental Loans Held-for-Investment at CAFL

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Net market valuation gains (losses) recorded (1)	$(1,230)	$169,327	$(62,132)	$(102,590)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Business Purpose Loan Characteristics
The following tables summarize the characteristics of the business purpose loans owned at Redwood and at consolidated CAFL entities at June 30, 2021 and December 31, 2020.
Table 7.4 – Characteristics of Business Purpose Loans

June 30, 2021	Single-Family Rental at Redwood	Single-Family Rental at CAFL	Bridge
(Dollars in Thousands)
Number of loans	112	1,121	2,471
Unpaid principal balance	$399,900	$3,060,949	$729,149
Fair value of loans	$418,442	$3,263,878	$726,569
Weighted average coupon	4.84%	5.34%	7.63%
Weighted average remaining loan term (years)	7	5	1
Market value of loans pledged as collateral under short-term debt facilities	$122,277	N/A	$127,133
Market value of loans pledged as collateral under long-term debt facilities	$246,903	N/A	$555,791

Delinquency information
Number of loans with 90+ day delinquencies (1)	9	21	40
Unpaid principal balance of loans with 90+ day delinquencies	$6,586	$59,841	$35,018
Fair value of loans with 90+ day delinquencies (2)	$5,369	N/A	$31,512
Number of loans in foreclosure	7	10	43
Unpaid principal balance of loans in foreclosure	$5,976	$24,212	$32,611
Fair value of loans in foreclosure (2)	$4,798	N/A	$28,963

December 31, 2020	Single-Family Rental at Redwood	Single-Family Rental at CAFL	Bridge
(Dollars in Thousands)
Number of loans	65	1,094	1,725
Unpaid principal balance	$234,475	$3,017,137	$649,532
Fair value of loans	$245,394	$3,249,194	$641,765
Weighted average coupon	4.84%	5.44%	8.09%
Weighted average remaining loan term (years)	8	5	1
Market value of loans pledged as collateral under short-term debt facilities	$34,098	N/A	$92,931
Market value of loans pledged as collateral under long-term debt facilities	$154,774	N/A	$544,151

Delinquency information
Number of loans with 90+ day delinquencies (1)	10	22	31
Unpaid principal balance of loans with 90+ day delinquencies	$7,127	$61,440	$39,415
Fair value of loans with 90+ day delinquencies (2)	$6,143	N/A	$33,605
Number of loans in foreclosure	—	10	25
Unpaid principal balance of loans in foreclosure	$—	$24,745	$38,552
Fair value of loans in foreclosure (2)	$—	N/A	$33,066
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 8. Multifamily Loans
We invest in multifamily subordinate securities issued by a Freddie Mac K-Series securitization trust and consolidate the underlying multifamily loans owned by this entity for financial reporting purposes in accordance with GAAP. The following table summarizes the characteristics of the multifamily loans consolidated at Redwood at June 30, 2021 and December 31, 2020.
Table 8.1 – Characteristics of Multifamily Loans

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Number of loans	28	28
Unpaid principal balance	$459,002	$462,808
Fair value of loans	$485,157	$492,221
Weighted average coupon	4.25%	4.25%
Weighted average remaining loan term (years)	4	5

Delinquency information
Number of loans with 90+ day delinquencies	—	—
Number of loans in foreclosure	—	—
The outstanding multifamily loans held-for-investment at the consolidated Freddie Mac K-Series entity at June 30, 2021 were first-lien, fixed-rate loans that were originated in 2015. The following table provides the activity of multifamily loans held-for-investment during the three and six months ended June 30, 2021 and 2020.
Table 8.2 – Activity of Multifamily Loans Held-for-Investment

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Net market valuation gains (losses) recorded (1)	$(2,528)	$18,591	$(3,258)	$(63,840)
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
Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at June 30, 2021 and December 31, 2020.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	June 30, 2021	December 31, 2020
Trading	$142,425	$125,667
Available-for-sale	212,461	218,458
Total Real Estate Securities	$354,886	$344,125
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
June 30, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). The following table presents the fair value of trading securities by position and collateral type at June 30, 2021 and December 31, 2020.
Table 9.2 – Fair Value of Trading Securities by Position

(In Thousands)	June 30, 2021	December 31, 2020
Senior
Interest-only securities (1)	$25,267	$28,464
Total Senior	25,267	28,464
Mezzanine
Sequoia securities	—	3,649
Total Mezzanine	—	3,649
Subordinate
RPL securities	60,887	47,448
Multifamily securities	8,266	5,592
Other third-party residential securities	48,005	40,514
Total Subordinate	117,158	93,554
Total Trading Securities	$142,425	$125,667
(1)Includes $17 million and $13 million of Sequoia certificated mortgage servicing rights at June 30, 2021 and December 31, 2020, respectively.
The following table presents the unpaid principal balance of trading securities by position and collateral type at June 30, 2021 and December 31, 2020.
Table 9.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	June 30, 2021	December 31, 2020
Senior (1)	$—	$—
Mezzanine	—	3,577
Subordinate	208,381	242,278
Total Trading Securities	$208,381	$245,855
(1)Our senior trading securities include interest-only securities, for which there is no principal balance.
The following table provides the activity of trading securities during the three and six months ended June 30, 2021 and 2020.
Table 9.4 – Trading Securities Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Principal balance of securities acquired	$1,750	$10,250	$17,630	$66,721
Principal balance of securities sold	18,068	85,747	52,811	704,614
Net market valuation gains (losses) recorded (1)	1,798	42,246	23,147	(221,079)
(1)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at June 30, 2021 and December 31, 2020.
Table 9.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	June 30, 2021	December 31, 2020
Mezzanine
Other third-party residential securities	$—	$2,014
Total Mezzanine	—	2,014
Subordinate
Sequoia securities	140,321	136,475
Multifamily securities	34,213	43,663
Other third-party residential securities	37,927	36,306
Total Subordinate	212,461	216,444
Total AFS Securities	$212,461	$218,458
The following table provides the activity of available-for-sale securities during the three and six months ended June 30, 2021 and 2020.
Table 9.6 – Available-for-Sale Securities Activity

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Fair value of securities acquired	$522	$—	$1,600	$31,181
Fair value of securities sold	2,585	8,736	4,785	55,193
Net realized gains recorded	1,307	783	1,507	4,635
During the three months ended June 30, 2021, we called three of our unconsolidated Sequoia entities, and purchased $83 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized a $7 million gain on the securities we owned from these securitizations, which was recognized through Realized gains, net on our consolidated statements of income (loss). During the six months ended June 30, 2021, we called four of our unconsolidated Sequoia entities, and purchased $101 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized a $9 million gain on the securities we owned from these securitizations, which was recognized through Realized gains, net on our consolidated statements of income (loss).
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
At June 30, 2021, we had $31 million of AFS securities with contractual maturities less than five years, $4 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at June 30, 2021 and December 31, 2020.
Table 9.7 – Carrying Value of AFS Securities

June 30, 2021
(In Thousands)	Mezzanine	Subordinate	Total
Principal balance	$—	$254,784	$254,784
Credit reserve	—	(40,349)	(40,349)
Unamortized discount, net	—	(90,216)	(90,216)
Amortized cost	—	124,219	124,219
Gross unrealized gains	—	88,321	88,321
Gross unrealized losses	—	(79)	(79)
CECL allowance	—	—	—
Carrying Value	$—	$212,461	$212,461

December 31, 2020
(In Thousands)	Mezzanine	Subordinate	Total
Principal balance	$2,000	$281,284	$283,284
Credit reserve	—	(44,967)	(44,967)
Unamortized discount, net	—	(95,718)	(95,718)
Amortized cost	2,000	140,599	142,599
Gross unrealized gains	14	77,280	77,294
Gross unrealized losses	—	(1,047)	(1,047)
CECL allowance	—	(388)	(388)
Carrying Value	$2,014	$216,444	$218,458
The following table presents the changes for the three and six months ended June 30, 2021, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$44,947	$94,188	$44,967	$95,718
Amortization of net discount	—	(1,569)	—	(3,183)
Realized credit losses	(112)	—	(249)	—
Acquisitions	890	368	2,825	1,208
Sales, calls, other	(718)	(7,429)	(992)	(9,729)
Transfers to (release of) credit reserves, net	(4,658)	4,658	(6,202)	6,202
Ending Balance	$40,349	$90,216	$40,349	$90,216

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at June 30, 2021 and December 31, 2020.
Table 9.9 – Components of Fair Value of AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
June 30, 2021	$—	$—	$—	$3,600	$(79)	$3,521
December 31, 2020	9,129	(1,047)	7,920	—	—	—
At June 30, 2021, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 88 AFS securities, of which two were in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2020, our consolidated balance sheet included 96 AFS securities, of which five were in an unrealized loss position and zero were in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $0.1 million at June 30, 2021. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At June 30, 2021, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At June 30, 2021, our current expected credit loss ("CECL") allowance related to our AFS securities was zero. AFS securities for which an allowance is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at June 30, 2021.
Table 9.10 – Significant Credit Quality Indicators

June 30, 2021	Subordinate Securities
Default rate	0.35%
Loss severity	18%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities for the three and six months ended June 30, 2021.
Table 9.11 – Rollforward of Allowance for Credit Losses

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
(In Thousands)
Beginning balance allowance for credit losses	$13	$388
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	(13)	(388)
Allowance on purchased financial assets with credit deterioration	—	—
Reduction to allowance for securities sold during the period	—	—
Reduction to allowance for securities we intend to sell or more likely than not will be required to sell	—	—
Write-offs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of allowance for credit losses	$—	$—
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and six months ended June 30, 2021 and 2020.
Table 9.12 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Gross realized gains - sales	$1,307	$1,074	$1,507	$8,779
Gross realized gains - calls	6,687	—	9,095	—
Gross realized losses - sales	—	(291)	—	(4,144)
Total Realized Gains on Sales and Calls of AFS Securities, net	$7,994	$783	$10,602	$4,635
Note 10. Other Investments
Other investments at June 30, 2021 and December 31, 2020 are summarized in the following table.
Table 10.1 – Components of Other Investments

(In Thousands)	June 30, 2021	December 31, 2020
Servicer advance investments	$184,551	$231,489
Shared home appreciation options	44,319	42,440
Excess MSRs	29,988	34,418
Mortgage servicing rights	8,721	8,815
Other	41,153	31,013
Total Other Investments	$308,732	$348,175

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 10. Other Investments - (continued)
Servicer advance investments
We and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to a portfolio of legacy residential mortgage-backed securitizations serviced by the co-investor (Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding the transactions). At June 30, 2021, we had funded $94 million of total capital to the SA Buyers (see Note 16 for additional detail).
At June 30, 2021, our servicer advance investments had a carrying value of $185 million and were associated with a portfolio of residential mortgage loans with an unpaid principal balance of $8.03 billion. The outstanding servicer advance receivables associated with this investment were $172 million at June 30, 2021, which were financed with short-term non-recourse securitization debt (see Note 13 for additional detail on this debt). The servicer advance receivables were comprised of the following types of advances at June 30, 2021 and December 31, 2020.
Table 10.2 – Components of Servicer Advance Receivables

(In Thousands)	June 30, 2021	December 31, 2020
Principal and interest advances	$80,741	$110,923
Escrow advances (taxes and insurance advances)	68,534	79,279
Corporate advances	22,543	27,454
Total Servicer Advance Receivables	$171,818	$217,656
We account for our servicer advance investments at fair value and during the three and six months ended June 30, 2021, we recorded $2 million and $5 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $1 million for both periods through Investment fair value changes, net in our consolidated statements of income (loss). During the three and six months ended June 30, 2020, we recorded $3 million and $6 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $0.1 million and $6 million, respectively, through Investment fair value changes, net in our consolidated statements of income (loss).
Shared Home Appreciation Options
In 2019, we entered into a flow purchase agreement to acquire shared home appreciation options. At June 30, 2021, we had acquired $47 million of shared home appreciation options under this flow purchase agreement. We account for these investments under the fair value option and during the three and six months ended June 30, 2021, we recorded net market valuation gains of $2 million and $7 million, respectively, related to these assets through Investment fair value changes, net on our consolidated statements of income (loss). During the three and six months ended June 30, 2020, we recorded a net market valuation gain of $1 million and a net market valuation loss of $7 million, respectively, related to these assets through Investment fair value changes, net on our consolidated statements of income (loss).
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three and six months ended June 30, 2021, we recognized $3 million and $6 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $2 million and $4 million, respectively, through Investment fair value changes, net on our consolidated statements of income (loss). During the three and six months ended June 30, 2020, we recognized $3 million and $6 million of interest income, respectively, through Other interest income, and recorded a net market valuation gain of $3 million and a net market valuation loss of $7 million, respectively, through Investment fair value changes, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 10. Other Investments - (continued)
Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The majority of our investments in MSRs were made through the retention of servicing rights associated with the residential jumbo mortgage loans that we acquired and subsequently sold to third parties. During both the three and six months ended June 30, 2021, we retained $2 million of MSRs from sales of residential loans to third parties. We hold our MSR investments at our taxable REIT subsidiaries.
At June 30, 2021 and December 31, 2020, our MSRs had a fair value of $9 million and $9 million, respectively, and were associated with loans with an aggregate principal balance of $1.97 billion and $2.59 billion, respectively. During the three and six months ended June 30, 2021, including net market valuation gains and losses on our MSRs and related risk management derivatives, we recorded a net loss of less than $0.1 million and net income of $1 million, respectively, through Other income on our consolidated statements of income (loss). During the three and six months ended June 30, 2020, we recorded net losses of $1 million and $3 million, respectively, through Other income on our consolidated statements of income (loss).
Note 11. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at June 30, 2021 and December 31, 2020.
Table 11.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	June 30, 2021		December 31, 2020
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$264	$133,000	$224	$42,000
TBAs	2,064	730,000	18,260	3,520,000
Interest rate futures	304	81,500	—	—
Swaptions	17,482	2,100,000	19,727	1,585,000
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	14,191	2,332,511	15,027	2,617,254
Total Assets	$34,305	$5,377,011	$53,238	$7,764,254

Liabilities - Risk Management Derivatives
Interest rate swaps	$(957)	$87,500	$—	$—
TBAs	(1,367)	730,000	(15,495)	3,105,000
Interest rate futures	(194)	140,000	—	—
Liabilities - Other Derivatives
Loan purchase commitments	(722)	164,971	(577)	477,153
Total Liabilities	$(3,240)	$1,122,471	$(16,072)	$3,582,153
Total Derivative Financial Instruments, Net	$31,065	$6,499,482	$37,166	$11,346,407
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At June 30, 2021, we were party to swaps and swaptions with an aggregate notional amount of $2.32 billion, TBA agreements with an aggregate notional amount of $1.46 billion, and interest rate futures contracts with an aggregate notional amount of $222 million. At December 31, 2020, we were party to swaps and swaptions with an aggregate notional amount of $1.63 billion and TBA agreements with an aggregate notional amount of $6.63 billion.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 11. Derivative Financial Instruments - (continued)
During the three and six months ended June 30, 2021, risk management derivatives had a net market valuation loss of $58 million and a net market valuation gain of $35 million, respectively. During the three and six months ended June 30, 2020, risk management derivatives had net market valuation losses of zero and $98 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and Other income on our consolidated statements of income (loss).
Loan Purchase and Interest Rate Lock Commitments
LPCs and IRLCs that qualify as derivatives are recorded at their estimated fair values. For the three and six months ended June 30, 2021, LPCs and IRLCs had net market valuation gains of $53 million and $0.3 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss). For the three and six months ended June 30, 2020, LPCs and IRLCs had net market valuation gains of $1 million and $22 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss).
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to a portion of our long-term debt that is included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges.
During the first quarter of 2020, we terminated and settled all of our outstanding derivatives that had been designated as cash flow hedges for our long-term debt, with a payment of $84 million. For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $79 million and $81 million at June 30, 2021 and December 31, 2020, respectively. We are amortizing this loss into interest expense over the remaining term of the debt they were originally hedging. As of June 30, 2021, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
For both the three and six months ended June 30, 2021, we did not have any derivatives designated as cash flow hedges. For the three and six months ended June 30, 2020, changes in the values of designated cash flow hedges were zero and negative $33 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and six months ended June 30, 2021 and 2020.
Table 11.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Net interest expense on cash flows hedges	$—	$—	$—	$(860)
Realized net losses reclassified from other comprehensive income	(1,028)	(1,029)	(2,046)	(1,108)
Total Interest Expense	$(1,028)	$(1,029)	$(2,046)	$(1,968)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At June 30, 2021, we assessed this risk as remote and did not record an associated specific valuation adjustment.
At June 30, 2021, we were in compliance with our derivative counterparty ISDA agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 12. Other Assets and Liabilities
Other assets at June 30, 2021 and December 31, 2020 are summarized in the following table.
Table 12.1 – Components of Other Assets

(In Thousands)	June 30, 2021	December 31, 2020
Accrued interest receivable	$41,366	$39,445
Investment receivable	38,281	43,176
REO	15,489	8,413
Operating lease right-of-use assets	14,370	15,012
Margin receivable	10,269	4,758
Fixed assets and leasehold improvements (1)	7,202	4,203
Pledged collateral	—	1,177
Other	9,455	14,404
Total Other Assets	$136,432	$130,588
(1)Fixed assets and leasehold improvements had a basis of $14 million and accumulated depreciation of $7 million at June 30, 2021.
Accrued expenses and other liabilities at June 30, 2021 and December 31, 2020 are summarized in the following table.
Table 12.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	June 30, 2021	December 31, 2020
Accrued compensation	$42,737	$24,393
Accrued interest payable	35,615	34,858
Margin payable	19,503	14,728
Operating lease liabilities	15,997	16,687
Payable to minority partner	15,414	16,941
Unsettled trades	13,952	—
Residential loan and MSR repurchase reserve	8,709	8,631
Guarantee obligations	8,446	10,039
Accrued income taxes payable	5,395	5,614
Bridge loan holdbacks	5,394	5,708
Accrued operating expenses	4,938	5,509
Deferred consideration	—	14,579
Other	15,605	21,653
Total Accrued Expenses and Other Liabilities	$191,705	$179,340
Deferred Consideration
The deferred consideration presented in the table above is related to our acquisition of 5 Arches in 2019. During the first quarter of 2021, we distributed 806,068 shares of Redwood common stock and paid $1 million in cash in full settlement of the remaining deferred consideration associated with this acquisition.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 12. Other Assets and Liabilities - (continued)
REO
The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities during the six months ended June 30, 2021.
Table 12.3 – REO Activity

	Six Months Ended June 30, 2021
(In Thousands)	Redwood Bridge	Legacy Sequoia	Freddie Mac SLST	CAFL	Total
Balance at beginning of period	$4,600	$638	$646	$2,529	$8,413
Transfers to REO	2,289	65	1,548	11,924	15,826
Liquidations (1)	(5,972)	(39)	(766)	(1,949)	(8,726)
Changes in fair value, net	428	(5)	208	(655)	(24)
Balance at End of Period	$1,345	$659	$1,636	$11,849	$15,489
(1)For the six months ended June 30, 2021, REO liquidations resulted in less than $0.1 million of realized losses, which were recorded in Investment fair value changes, net on our consolidated statements of income (loss).
The following table provides the detail of REO assets at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL entities at June 30, 2021 and December 31, 2020.
Table 12.4 – REO Assets

Number of REO assets	Redwood Bridge	Legacy Sequoia	Freddie Mac SLST	CAFL	Total
At June 30, 2021	3	3	18	2	26
At December 31, 2020	3	3	9	2	17
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for additional descriptions of our other assets and liabilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 13. Short-Term Debt
We enter into repurchase agreements, bank warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At June 30, 2021, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at June 30, 2021 and December 31, 2020.
Table 13.1 – Short-Term Debt

	June 30, 2021
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	6	$1,049,144	$2,350,000	1.87%	8/2021-3/2022	211
Business purpose loan warehouse	2	191,288	355,497	2.99%	3/2022-5/2022	260
Real estate securities repo	3	80,938	—	1.53%	7/2021-9/2021	35
Total Short-Term Debt Facilities	11	1,321,370
Servicer advance financing	1	163,629	260,000	1.89%	11/2021	153
Total Short-Term Debt		$1,484,999

	December 31, 2020
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	4	$137,269	$1,300,000	2.45%	1/2021-11/2021	268
Business purpose loan warehouse	2	99,190	500,000	3.37%	5/2022-6/2022	521
Real estate securities repo	3	77,775	—	2.24%	1/2021-3/2021	36
Total Short-Term Debt Facilities	9	314,234
Servicer advance financing	1	208,375	335,000	1.95%	11/2021	334
Total Short-Term Debt		$522,609
(1)Borrowings under our facilities are generally uncommitted and charged interest based on a specified margin over the 1- or 3-month LIBOR.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 13. Short-Term Debt - (continued)
The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt at June 30, 2021 and December 31, 2020.
Table 13.2 – Collateral for Short-Term Debt

(In Thousands)	June 30, 2021	December 31, 2020
Collateral Type
Held-for-sale residential loans	$1,152,267	$156,355
Business purpose loans	249,410	127,029
Real estate securities
On balance sheet	16,435	23,193
Sequoia securitizations (1)	62,387	63,105
Freddie Mac K-Series securitization (1)	30,834	28,255
Total real estate securities owned	109,656	114,553
Restricted cash and other assets	1,709	315
Total Collateral for Short-Term Debt Facilities	1,513,042	398,252
Cash	12,442	9,978
Restricted cash	19,028	23,220
Servicer advances	171,818	217,656
Total Collateral for Servicer Advance Financing	203,288	250,854
Total Collateral for Short-Term Debt	$1,716,330	$649,106
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
For the three and six months ended June 30, 2021, the average balances of our short-term debt facilities were $1.85 billion and $1.42 billion, respectively. At June 30, 2021 and December 31, 2020, accrued interest payable on our short-term debt facilities was $2 million and $1 million, respectively.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At June 30, 2021, the accrued interest payable balance on this financing was $0.1 million and the unamortized capitalized commitment costs were $0.4 million.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $2 million at June 30, 2021. At both June 30, 2021 and December 31, 2020, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 13. Short-Term Debt - (continued)
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt at June 30, 2021.
Table 13.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	June 30, 2021
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$119,462	$929,682	$1,049,144
Business purpose loans	—	—	191,288	191,288
Real estate securities	44,527	36,411	—	80,938
Total Secured Short-Term Debt	44,527	155,873	1,120,970	1,321,370
Servicer advance financing	—	—	163,629	163,629
Total Short-Term Debt	$44,527	$155,873	$1,284,599	$1,484,999
Note 14. Asset-Backed Securities Issued
The carrying values of ABS issued by our consolidated securitization entities at June 30, 2021 and December 31, 2020, along with other selected information, are summarized in the following table.
Table 14.1 – Asset-Backed Securities Issued

June 30, 2021	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST (1)	Freddie Mac K-Series	Total
(Dollars in Thousands)
Certificates with principal balance	$291,083	$1,946,901	$2,746,648	$1,718,754	$422,534	$7,125,920
Interest-only certificates	788	15,282	167,460	21,455	11,627	216,612
Market valuation adjustments	(33,660)	28,365	93,488	86,109	20,163	194,465
ABS Issued, Net	$258,211	$1,990,548	$3,007,596	$1,826,318	$454,324	$7,536,997
Range of weighted average interest rates, by series	0.49% to 1.46%	2.31% to 5.10%	2.62% to 5.20%	3.50% to 4.75%	3.41%
Stated maturities	2024 - 2036	2047 - 2051	2021 - 2031	2028 - 2059	2025
Number of series	20	12	14	3	1

December 31, 2020	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST (1)	Freddie Mac K-Series	Total
(Dollars in Thousands)
Certificates with principal balance	$329,039	$1,309,957	$2,716,425	$1,866,145	$416,339	$6,637,905
Interest-only certificates	1,092	4,591	162,934	23,335	13,026	204,978
Market valuation adjustments	(47,805)	32,809	133,734	104,439	34,601	257,778
ABS Issued, Net	$282,326	$1,347,357	$3,013,093	$1,993,919	$463,966	$7,100,661
Range of weighted average interest rates, by series	0.35% to 1.55%	2.25% to 5.04%	2.68% to 5.42%	3.50% to 4.75%	3.39%
Stated maturities	2024 - 2036	2047 - 2050	2021 - 2031	2028 - 2059	2025
Number of series	20	10	14	3	1
(1)Includes $179 million and $205 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost at June 30, 2021 and December 31, 2020, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 14. Asset-Backed Securities Issued - (continued)
During the third quarter of 2020, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $210 million (principal balance) of ABS issued to third parties and retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. The ABS was issued at a discount and we have elected to account for the ABS issued at amortized cost. At June 30, 2021, the principal balance of the ABS issued was $179 million, and the debt discount and deferred issuance costs were $3 million, for a carrying value of $176 million. The stated coupon of the ABS issued was 4.75% at issuance and the final stated maturity occurs in July 2059. The ABS issued is subject to optional redemption and interest rate step-ups prior to the stated maturity according to the terms of the respective governing agreements.
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At June 30, 2021, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at June 30, 2021 and December 31, 2020. Interest due on consolidated ABS issued is payable monthly.
Table 14.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	June 30, 2021	December 31, 2020
Legacy Sequoia	$123	$141
Sequoia	5,521	4,697
CAFL	10,183	10,122
Freddie Mac SLST (1)	5,200	5,656
Freddie Mac K-Series	1,200	1,177
Total Accrued Interest Payable on ABS Issued	$22,227	$21,793
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 15. Long-Term Debt
The table below summarizes our long-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at June 30, 2021.
Table 15.1 – Long-Term Debt

	June 30, 2021
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Sequoia	$160,102	$(521)	$159,581	N/A	4.21%	9/2024
CAFL	102,424	(505)	101,919	N/A	4.21%	2/2025
Non-Recourse BPL Financing
Facility A	45,582	(444)	45,138	45,582	L + 3.85%	7/2022
Facility B	57,616	(199)	57,417	250,000	L + 3.00%	N/A
Recourse BPL Financing
Facility C	269,100	—	269,100	450,000	L + 3.40%	6/2023
Facility D	200,275	(158)	200,117	250,000	L + 3.00%	9/2023
Total Long-Term Debt Facilities	835,099	(1,827)	833,272
Convertible notes
4.75% convertible senior notes	198,629	(2,356)	196,273	N/A	4.75%	8/2023
5.625% convertible senior notes	150,200	(2,450)	147,750	N/A	5.625%	7/2024
5.75% exchangeable senior notes	172,092	(3,776)	168,316	N/A	5.75%	10/2025
Trust preferred securities and subordinated notes	139,500	(803)	138,697	N/A	L + 2.25%	7/2037
Total Long-Term Debt	$1,495,520	$(11,212)	$1,484,308
(1)Variable rate borrowings are based on 1- or 3-month LIBOR ("L" in the table above) plus an applicable spread.
Non-Recourse BPL Financing Facilities
In the second quarter of 2021, we repaid one of our non-recourse BPL financing facilities that had a balance of $242 million at March 31, 2021, and entered into a new non-recourse facility to finance business purpose bridge loans with a total borrowing capacity of $250 million (see details for "Facility B" above).
Recourse BPL Financing Facilities
In the second quarter of 2021, we reclassified one of our recourse facilities with a borrowing capacity of $450 million from short-term to long-term debt as we amended the terms of this facility, including an extension of its maturity (see details for "Facility C" above).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 15. Long-Term Debt - (continued)

The following table below presents the value of loans, securities, and other assets pledged as collateral under our long-term debt at June 30, 2021 and December 31, 2020.
Table 15.2 – Collateral for Long-Term Debt

(In Thousands)	June 30, 2021	December 31, 2020
Collateral Type
Bridge loans	$555,791	$544,151
Single-family rental loans	246,903	154,774
Real estate securities
Sequoia securitizations (1)	256,910	249,446
CAFL securitizations (1)	112,207	114,044
Total real estate securities owned	369,117	363,490
Other BPL investments	—	21,414
Restricted cash	—	1,100
Total Collateral for Long-Term Debt	$1,171,811	$1,084,929
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
The following table summarizes the accrued interest payable on long-term debt at June 30, 2021 and December 31, 2020.
Table 15.3 – Accrued Interest Payable on Long-Term Debt

(In Thousands)	June 30, 2021	December 31, 2020
Long-term debt facilities	$704	$1,799
Convertible notes
4.75% convertible senior notes	3,564	3,564
5.625% convertible senior notes	3,896	3,896
5.75% exchangeable senior notes	2,474	2,474
Trust preferred securities and subordinated notes	585	669
Total Accrued Interest Payable on Long-Term Debt	$11,223	$12,402
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a full description of our long-term debt.
Note 16. Commitments and Contingencies
Lease Commitments
At June 30, 2021, we were obligated under seven non-cancelable operating leases with expiration dates through 2031 for $19 million of cumulative lease payments. Our operating lease expense was $2 million for both six-month periods ended June 30, 2021 and 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
The following table presents our future lease commitments at June 30, 2021.
Table 16.1 – Future Lease Commitments by Year

(In Thousands)	June 30, 2021
2021 (6 months)	$1,854
2022	3,714
2023	3,235
2024	2,411
2025	1,983
2026 and thereafter	6,128
Total Lease Commitments	19,325
Less: Imputed interest	(3,328)
Operating Lease Liabilities	$15,997
During the six months ended June 30, 2021, we did not enter into any office leases. During the three months ended June 30, 2021, we increased our operating lease right-of-use assets and liabilities by $1 million as the result of an amendment to one of our existing leases. At June 30, 2021, our operating lease liabilities were $16 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $14 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the date of adoption. At June 30, 2021, the weighted-average remaining lease term and weighted-average discount rate for our leases was 7 years and 4.9%, respectively.
Commitment to Fund Bridge Loans
As of June 30, 2021, we had commitments to fund up to $374 million of additional advances on existing bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before we fund the commitment. At June 30, 2021, we carried a $0.3 million contingent liability related to these commitments to fund construction advances. We may also advance funds related to loans sold under a separate loan sale agreement that are generally repaid immediately by the loan purchaser and do not generally expose us to loss. The outstanding commitments related to these loans that we may temporarily fund totaled approximately $0.3 million at June 30, 2021. During the three and six months ended June 30, 2021, we recorded net market valuation gains of $1 million and $2 million, respectively, related to this liability through Mortgage banking activities, net on our consolidated statements of income (loss). During the three and six months ended June 30, 2020, we recorded a net market valuation gain of $2 million and a net market valuation loss of $2 million, respectively, related to this liability through Mortgage banking activities, net on our consolidated statements of income (loss).
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
June 30, 2021
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At June 30, 2021, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was partially collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At June 30, 2021, we had not incurred any losses under these arrangements. For the three and six months ended June 30, 2021, other income related to these arrangements was $1 million and $2 million, respectively, and net market valuation losses related to these investments were less than $0.1 million for both periods. For the three and six months ended June 30, 2020, other income related to these arrangements was $1 million and $2 million, respectively, and net market valuation losses related to these investments were less than $0.2 million and $1 million, respectively.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at June 30, 2021, the loans had an unpaid principal balance of $702 million and a weighted average FICO score of 756 (at origination) and LTV ratio of 75% (at origination). At June 30, 2021, $29 million of the loans were 90 days or more delinquent, of which one of these loans with an unpaid principal balance of $0.2 million was in foreclosure. At June 30, 2021, the carrying value of our guarantee obligation was $8 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to Redwood Trust, Inc. or its affiliates. At June 30, 2021 and December 31, 2020, assets of such SPEs totaled $34 million and $46 million, respectively, and liabilities of such SPEs totaled $8 million and $10 million, respectively.
Loss Contingencies — Residential Repurchase Reserve
We maintain a repurchase reserve for potential obligations arising from representation and warranty violations related to residential loans we have sold to securitization trusts or third parties and for conforming residential loans associated with MSRs that we have purchased from third parties. We do not originate residential loans and we believe the initial risk of loss due to loan repurchases (i.e., due to a breach of representations and warranties) would generally be a contingency to the companies from whom we acquired the loans. However, in some cases, for example, where loans were acquired from companies that have since become insolvent, repurchase claims may result in our being liable for a repurchase obligation. Additionally, for certain loans we sold during the second quarter of 2020 that were previously held for investment, we have a direct obligation to repurchase these loans in the event of any early payment defaults (or "EPDs") by the underlying mortgage borrowers within certain specified periods following the sales.
At both June 30, 2021 and December 31, 2020, our repurchase reserve associated with our residential loans and MSRs was $9 million and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets.
We received one and five repurchase requests during the six months ended June 30, 2021 and 2020, respectively, and repurchased one and zero loans, respectively. During the six months ended June 30, 2021 and 2020, we recorded repurchase provisions of $0.3 million and $4 million, respectively, that were recorded in Mortgage banking activities, net; Investment fair value changes, net; and Other income on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 16 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Loss Contingencies - Litigation.” At June 30, 2021, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2020 was $2 million. At June 30, 2021, the aggregate amount of our accrual for estimated costs associated with the "Residential Loan Seller Demands" described in our Annual Report on Form 10-K for the year ended December 31, 2020 was $2 million, a portion of which is contingent on the successful completion of future residential loan purchase and sale transactions with certain counterparties. We believe we have either resolved or adequately accrued for any unresolved Residential Loan Seller Demands and that there are no other Residential Loan Seller Demands that are reasonably possible to result in a material loss.
Note 17. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three and six months ended June 30, 2021 and 2020.
Table 17.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$84,527	$(79,539)	$(1,865)	$(83,666)
Other comprehensive income before reclassifications	11,224	—	52,393	—
Amounts reclassified from other accumulated comprehensive income	(7,500)	1,028	2,718	1,029
Net current-period other comprehensive income	3,724	1,028	55,111	1,029
Balance at End of Period	$88,251	$(78,511)	$53,246	$(82,637)

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$76,336	$(80,557)	$92,452	$(50,939)
Other comprehensive income (loss) before reclassifications	22,210	—	(28,126)	(32,806)
Amounts reclassified from other accumulated comprehensive income (loss)	(10,295)	2,046	(11,080)	1,108
Net current-period other comprehensive income (loss)	11,915	2,046	(39,206)	(31,698)
Balance at End of Period	$88,251	$(78,511)	$53,246	$(82,637)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 17. Equity - (continued)
The following table provides a summary of reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2021 and 2020.
Table 17.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended June 30,
(In Thousands)	Income Statement	2021	2020
Net Realized (Gain) Loss on AFS Securities
Decrease in allowance for credit losses on AFS securities	Investment fair value changes, net	$(13)	$(54)
Gain on sale of AFS securities	Realized gains, net	(7,487)	2,772
		$(7,500)	$2,718
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,028	$1,029
		$1,028	$1,029

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Six Months Ended June 30,
(In Thousands)	Income Statement	2021	2020
Net Realized (Gain) Loss on AFS Securities
(Decrease) increase in allowance for credit losses on AFS securities	Investment fair value changes, net	$(388)	$1,471
Gain on sale of AFS securities	Realized gains, net	(9,907)	(12,551)
		$(10,295)	$(11,080)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$2,046	$1,108
		$2,046	$1,108
Issuance of Common Stock
We have an established program to sell up to an aggregate of $175 million of common stock from time to time in at-the-market ("ATM") offerings, with $110 million of remaining capacity available at June 30, 2021. During the six months ended June 30, 2021, we did not issue any shares under this program.
Direct Stock Purchase and Dividend Reinvestment Plan
During both the six months ended June 30, 2021 and 2020, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 17. Equity - (continued)
Earnings (Loss) per Common Share
The following table provides the basic and diluted earnings (loss) per common share computations for the three and six months ended June 30, 2021 and 2020.
Table 17.3 – Basic and Diluted Earnings (Loss) per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except Share Data)	2021	2020	2021	2020
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Redwood	$90,025	$165,444	$187,282	$(777,954)
Less: Dividends and undistributed earnings allocated to participating securities	(3,149)	(4,528)	(6,458)	(1,011)
Net income (loss) allocated to common shareholders	$86,876	$160,916	$180,824	$(778,965)
Basic weighted average common shares outstanding	112,921,070	114,383,289	112,337,984	114,229,928
Basic Earnings (Loss) per Common Share	$0.77	$1.41	$1.61	$(6.82)
Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Redwood	$90,025	$165,444	$187,282	$(777,954)
Less: Dividends and undistributed earnings allocated to participating securities	(2,869)	(3,116)	(5,829)	(1,011)
Adjust for interest expense and gain on extinguishment of convertible notes for the period, net of tax	6,990	(15,835)	13,971	—
Net income (loss) allocated to common shareholders	$94,146	$146,493	$195,424	$(778,965)
Weighted average common shares outstanding	112,921,070	114,383,289	112,337,984	114,229,928
Net effect of dilutive equity awards	273,139	—	234,353	—
Net effect of assumed convertible notes conversion to common shares	28,566,875	32,715,790	28,566,875	—
Diluted weighted average common shares outstanding	141,761,084	147,099,079	141,139,212	114,229,928
Diluted Earnings (Loss) per Common Share	$0.66	$1.00	$1.38	$(6.82)
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
During the six months ended June 30, 2021, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the six months ended June 30, 2020, 34.1 million of common shares related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and six months ended June 30, 2021, the number of outstanding equity awards that were antidilutive totaled 18,645 and 17,053, respectively. For the three and six months ended June 30, 2020, the number of outstanding equity awards that were antidilutive totaled 11,561 and 16,405, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 17. Equity - (continued)
Stock Repurchases
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2021, we did not repurchase any shares. At June 30, 2021, $78 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
Note 18. Equity Compensation Plans
At June 30, 2021 and December 31, 2020, 7,443,250 and 7,957,891 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan, which are settled by delivery of shares of common stock and purchases under the Employee Stock Purchase Plan, totaled $27 million at June 30, 2021, as shown in the following table.
Table 18.1 – Activities of Equity Compensation Costs by Award Type

	Six Months Ended June 30, 2021
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$564	$3,540	$17,766	$5,794	$—	$27,664
Equity grants	—	2,370	3,141	—	259	5,770
Performance-based valuation adjustment	—	—	—	1,072	—	1,072
Equity grant forfeitures	(2)	(610)	(550)	—	—	(1,162)
Equity compensation expense	(271)	(752)	(3,629)	(1,355)	(130)	(6,137)
Unrecognized Compensation Cost at End of Period	$291	$4,548	$16,728	$5,511	$129	$27,207
At June 30, 2021, the weighted average amortization period remaining for all of our equity awards was one year.
Restricted Stock Awards ("RSAs")
At June 30, 2021 and December 31, 2020, there were 29,693 and 78,998 shares, respectively, of RSAs outstanding. Restrictions on these shares lapse through 2022. During the six months ended June 30, 2021, there were no RSAs granted, restrictions on 49,305 RSAs lapsed and those shares were distributed, and no RSAs were forfeited.
Restricted Stock Units ("RSUs")
At June 30, 2021 and December 31, 2020, there were 453,811 and 282,424 shares, respectively, of RSUs outstanding. Restrictions on these shares lapse through 2025. During the six months ended June 30, 2021, there were 272,261 RSUs granted, 62,494 RSUs distributed, and 38,380 RSUs forfeited.
Deferred Stock Units (“DSUs”)
At June 30, 2021 and December 31, 2020, there were 3,081,201 and 2,805,144 DSUs, respectively, outstanding of which 1,437,464 and 1,206,125, respectively, had vested. During the six months ended June 30, 2021, there were 463,213 DSUs granted, 155,995 DSUs distributed, and 31,161 DSUs forfeited. Unvested DSUs at June 30, 2021 vest through 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 18. Equity Compensation Plans - (continued)
Performance Stock Units (“PSUs”)
At June 30, 2021 and December 31, 2020, the target number of PSUs that were unvested was 955,710 and 978,735, respectively. Vesting for all PSUs will generally occur at the end of three years from their grant date based on various Total Shareholder Return ("TSR") performance calculations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020. With respect to PSUs granted in May 2018, the three-year performance period ended during the second quarter of 2021, resulting in the vesting of no shares of our common stock. During the second quarter of 2021, for PSUs granted in 2020, we adjusted the future amortization expense by $1 million to reflect our current estimate of the number of shares expected to vest in relation to the performance condition for the initial one-year vesting tranche.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 850,000 shares of common stock to be purchased in aggregate for all employees. As of June 30, 2021 and December 31, 2020, 523,991 and 489,886 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at June 30, 2021.
Note 19. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income (loss) for the three and six months ended June 30, 2021 and 2020.
Table 19.1 – Mortgage Banking Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$76,907	$(1,393)	$47,634	$6,562
Trading securities (2)	(1,095)	—	(374)	—
Risk management derivatives (3)	(55,740)	—	33,224	(31,294)
Other income (expense), net (4)	1,193	(6,612)	2,216	(6,354)
Total residential mortgage banking activities, net	21,265	(8,005)	82,700	(31,086)

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
Single-family rental loans, at fair value (1)	25,966	1,210	36,214	13,018
Risk management derivatives (3)	(2,504)	—	1,354	(21,538)
Bridge loans, at fair value	2,225	(1,260)	3,269	(5,194)
Other income, net (5)	7,467	2,073	13,489	9,916
Total business purpose mortgage banking activities, net	33,154	2,023	54,326	(3,798)
Mortgage Banking Activities, Net	$54,419	$(5,982)	$137,026	$(34,884)
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 20. Other Income
The following table presents the components of Other income recorded in our consolidated statements of income (loss) for the three and six months ended June 30, 2021 and 2020.
Table 20.1 – Other Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
MSR (loss) income, net	$(43)	$(1,424)	$654	$(3,233)
Risk share income	861	1,181	1,743	1,946
FHLBC capital stock dividend	25	538	50	1,085
Bridge loan fees	911	626	1,604	1,804
Other	372	244	1,918	2,491
Other Income	$2,126	$1,165	$5,969	$4,093

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 21. General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses
Components of our general and administrative expenses, loan acquisition costs, and other expenses for the three and six months ended June 30, 2021 and 2020 are presented in the following table.
Table 21.1 – Components of General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
General and Administrative Expenses
Fixed compensation expense	$11,269	$11,818	$23,074	$26,502
Annual variable compensation	12,508	3,278	31,177	3,289
Long-term incentive award expense (1)	5,682	3,262	9,851	5,257
Acquisition-related equity compensation expense (2)	1,212	1,212	2,424	2,424
Systems and consulting	3,272	2,395	6,249	5,607
Office costs	2,024	1,887	3,832	3,995
Accounting and legal	1,221	2,788	1,935	5,004
Corporate costs	873	626	1,564	1,297
Other	2,533	1,254	4,039	3,827
Total General and Administrative Expenses	40,594	28,520	84,145	57,202

Loan Acquisition Costs
Commissions	1,661	360	2,924	2,148
Underwriting costs	1,836	856	3,521	2,518
Transfer and holding costs	251	356	862	892
Total Loan Acquisition Costs	3,748	1,572	7,307	5,558

Other Expenses
Goodwill impairment expense	—	—	—	88,675
Amortization of purchase-related intangible assets	3,873	3,873	7,746	8,182
Other	112	1,210	335	(359)
Total Other Expenses	3,985	5,083	8,081	96,498
Total General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses	$48,327	$35,175	$99,533	$159,258
(1)For the three months ended June 30, 2021, long-term incentive award expense includes $4 million of expense for awards settleable in shares of our common stock and $1 million of expense for awards settleable in cash. For the six months ended June 30, 2021, long-term incentive award expense includes $7 million of expense for awards settleable in shares of our common stock and $3 million of expense for awards settleable in cash.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 22. Taxes
For the six months ended June 30, 2021 and 2020, we recognized a provision for income taxes of $18 million and a benefit from income taxes of $22 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at June 30, 2021 and 2020.
Table 22.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	June 30, 2021	June 30, 2020
Federal statutory rate	21.0%	21.0%
State statutory rate, net of Federal tax effect	8.6%	8.6%
Differences in taxable (loss) income from GAAP income	(14.1)%	(23.6)%
Change in valuation allowance	(3.3)%	(3.2)%
Dividends paid deduction (1)	(3.3)%	—%
Effective Tax Rate	8.9%	2.8%
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
We assessed our tax positions for all open tax years (i.e., Federal, 2017 to 2021, and State, 2016 to 2021) at June 30, 2021 and December 31, 2020, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
Note 23. Segment Information
Redwood operates in three segments: Residential Lending, Business Purpose Lending, and Third-Party Investments. For a full description of our segments, see Part I, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2020.
Segment contribution represents the measure of profit that management uses to assess the performance of our business segments and make resource allocation and operating decisions. Certain corporate expenses not directly assigned or allocated to one of our three segments, as well as activity from certain consolidated Sequoia entities, are included in the Corporate/Other column as reconciling items to our consolidated financial statements. These unallocated corporate expenses primarily include interest expense from our convertible notes and trust preferred securities, indirect general and administrative expenses and other expense.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 23. Segment Information - (continued)
The following tables present financial information by segment for the three and six months ended June 30, 2021 and 2020.
Table 23.1 – Business Segment Financial Information

	Three Months Ended June 30, 2021
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$33,033	$70,515	$33,972	$1,175	$138,695
Interest expense	(21,056)	(54,442)	(22,334)	(10,233)	(108,065)
Net interest income	11,977	16,073	11,638	(9,058)	30,630
Non-interest income
Mortgage banking activities, net	21,265	33,154	—	—	54,419
Investment fair value changes, net	3,927	3,782	42,018	(247)	49,480
Other income, net	839	1,017	5	265	2,126
Realized gains, net	6,687	390	1,307	—	8,384
Total non-interest income (loss), net	32,718	38,343	43,330	18	114,409
General and administrative expenses	(7,793)	(13,688)	(930)	(18,183)	(40,594)
Loan acquisition costs	(1,887)	(1,861)	—	—	(3,748)
Other expenses	—	(3,873)	(112)	—	(3,985)
Provision for income taxes	(4,171)	(2,182)	(334)	—	(6,687)
Segment Contribution	$30,844	$32,812	$53,592	$(27,223)
Net Income					$90,025
Non-cash amortization (expense) income, net	$1,339	$(5,584)	$185	$(1,955)	$(6,015)

	Six Months Ended June 30, 2021
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$60,581	$134,920	$68,962	$2,537	$267,000
Interest expense	(40,093)	(104,517)	(45,513)	(20,494)	(210,617)
Net interest income	20,488	30,403	23,449	(17,957)	56,383
Non-interest income
Mortgage banking activities, net	82,700	54,326	—	—	137,026
Investment fair value changes, net	6,673	7,081	81,734	(921)	94,567
Other income, net	3,692	1,860	5	412	5,969
Realized gains, net	9,095	498	1,507	—	11,100
Total non-interest income, net	102,160	63,765	83,246	(509)	248,662
General and administrative expenses	(21,550)	(24,847)	(2,061)	(35,687)	(84,145)
Loan acquisition costs	(3,303)	(3,913)	(87)	(4)	(7,307)
Other expenses	(6)	(7,650)	(442)	17	(8,081)
Provision for income taxes	(14,150)	(3,503)	(577)	—	(18,230)
Segment Contribution	$83,639	$54,255	$103,528	$(54,140)
Net Income					$187,282
Non-cash amortization (expense) income, net	$3,005	$(11,441)	$41	$(3,850)	$(12,245)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 23. Segment Information - (continued)

	Three Months Ended June 30, 2020
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$36,653	$53,742	$36,811	$2,740	$129,946
Interest expense	(28,762)	(36,631)	(24,927)	(12,346)	(102,666)
Net interest income	7,891	17,111	11,884	(9,606)	27,280
Non-interest income
Mortgage banking activities, net	(8,005)	2,023	—	—	(5,982)
Investment fair value changes, net	35,085	40,401	76,972	(230)	152,228
Other income, net	230	686	(509)	758	1,165
Realized gains, net	205	—	578	25,182	25,965
Total non-interest income, net	27,515	43,110	77,041	25,710	173,376
General and administrative expenses	(3,700)	(9,016)	(1,986)	(13,818)	(28,520)
Loan acquisition costs	(175)	(1,277)	(120)	—	(1,572)
Other expenses	—	(3,884)	(1,065)	(134)	(5,083)
Benefit from (provision for) income taxes	3,323	2,439	(5,799)	—	(37)
Segment Contribution	$34,854	$48,483	$79,955	$2,152
Net Income					$165,444
Non-cash amortization income (expense), net	$(1,265)	$(6,391)	$312	$(1,619)	$(8,963)

	Six Months Ended June 30, 2020
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$97,284	$106,802	$118,007	$5,934	$328,027
Interest expense	(66,324)	(68,984)	(87,428)	(26,601)	(249,337)
Net interest income	30,960	37,818	30,579	(20,667)	78,690
Non-interest income
Mortgage banking activities, net	(31,086)	(3,798)	—	—	(34,884)
Investment fair value changes, net	(161,550)	(101,729)	(454,586)	(739)	(718,604)
Other income, net	(267)	2,870	732	758	4,093
Realized gains, net	2,001	—	2,634	25,182	29,817
Total non-interest income, net	(190,902)	(102,657)	(451,220)	25,201	(719,578)
General and administrative expenses	(8,299)	(20,656)	(3,521)	(24,726)	(57,202)
Loan acquisition costs	(1,208)	(3,970)	(373)	(7)	(5,558)
Other expenses	—	(96,869)	817	(446)	(96,498)
Benefit from income taxes	8,653	9,021	4,518	—	22,192
Segment Contribution	$(160,796)	$(177,313)	$(419,200)	$(20,645)
Net Loss					$(777,954)
Non-cash amortization income (expense), net	$(1,053)	$(11,316)	$1,053	$(1,728)	$(13,044)
Other significant non-cash expense: goodwill impairment	$—	$(88,675)	$—	$—	$(88,675)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 23. Segment Information - (continued)
The following table presents the components of Corporate/Other for the three and six months ended June 30, 2021 and 2020.

Table 23.2 – Components of Corporate/Other

	Three Months Ended June 30,
	2021			2020
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$1,169	$6	$1,175	$2,685	$55	$2,740
Interest expense	(755)	(9,478)	(10,233)	(1,518)	(10,828)	(12,346)
Net interest income	414	(9,472)	(9,058)	1,167	(10,773)	(9,606)
Non-interest income
Investment fair value changes, net	(216)	(31)	(247)	(230)	—	(230)
Other income	—	265	265	—	758	758
Realized gains, net	—	—	—	—	25,182	25,182
Total non-interest income, net	(216)	234	18	(230)	25,940	25,710
General and administrative expenses	—	(18,183)	(18,183)	—	(13,818)	(13,818)
Other expenses	—	—	—	—	(134)	(134)
Total	$198	$(27,421)	$(27,223)	$937	$1,215	$2,152

	Six Months Ended June 30,
	2021			2020
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$2,517	$20	$2,537	$5,879	$55	$5,934
Interest expense	(1,630)	(18,864)	(20,494)	(4,040)	(22,561)	(26,601)
Net interest income	887	(18,844)	(17,957)	1,839	(22,506)	(20,667)
Non-interest income
Investment fair value changes, net	(915)	(6)	(921)	(621)	(118)	(739)
Other income	—	412	412	—	758	758
Realized gains, net	—	—	—	—	25,182	25,182
Total non-interest income, net	(915)	406	(509)	(621)	25,822	25,201
General and administrative expenses	—	(35,687)	(35,687)	—	(24,726)	(24,726)
Loan acquisition costs	—	(4)	(4)	—	(7)	(7)
Other expenses	—	17	17	—	(446)	(446)
Total	$(28)	$(54,112)	$(54,140)	$1,218	$(21,863)	$(20,645)
(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Note 23. Segment Information - (continued)
The following table presents supplemental information by segment at June 30, 2021 and December 31, 2020.
Table 23.3 – Supplemental Segment Information

(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
June 30, 2021
Residential loans	$3,383,101	$—	$2,098,624	$260,875	$5,742,600
Business purpose loans	—	4,408,889	—	—	4,408,889
Multifamily loans	—	—	485,157	—	485,157
Real estate securities	163,609	—	191,277	—	354,886
Other investments	8,721	13,168	267,851	18,992	308,732
Intangible assets	—	49,119	—	—	49,119
Total assets	3,615,860	4,576,139	3,063,094	741,298	11,996,391

December 31, 2020
Residential loans	$1,741,963	$—	$2,221,153	$285,935	$4,249,051
Business purpose loans	—	4,136,353	—	—	4,136,353
Multifamily loans	—	—	492,221	—	492,221
Real estate securities	160,780	—	183,345	—	344,125
Other investments	8,815	21,627	317,282	451	348,175
Intangible assets	—	56,865	—	—	56,865
Total assets	1,989,802	4,323,040	3,232,415	809,809	10,355,066

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in six main sections:
•    Overview
•    Results of Operations
–Consolidated Results of Operations
–Results of Operations by Segment
–Investments Detail
–Taxable Income and Tax Provision
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

Our Business
Redwood Trust, Inc., together with its subsidiaries, is a specialty finance company focused on several distinct areas of housing credit. Our operating platforms occupy a unique position in the housing finance value chain, providing liquidity to growing segments of the U.S. housing market not served by government programs. We deliver customized housing credit investments to a diverse mix of investors through our best-in-class securitization platforms, whole-loan distribution activities and our publicly-traded shares. Our consolidated investment portfolio has evolved to incorporate a diverse mix of residential, business purpose and multifamily investments. Our goal is to provide attractive returns to shareholders through a stable and growing stream of earnings and dividends, capital appreciation, and a commitment to technological innovation that facilitates risk-minded scale. We operate our business in three segments: Residential Lending, Business Purpose Lending, and Third-Party Investments. For a full description of our segments, see Part 1, Item 1—Business in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, our ability to pay dividends in the future, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2021; (iii) statements related to our investment portfolio, including that our portfolio continues to offer significant upside as the economy recovers, and upside from the scarcity value and optionality embedded in our portfolio, through both call rights on securitizations we have sponsored and underlying business purpose loan refinance opportunities, as well as the recurring nature of this aspect of our portfolio and the potential upside inherent in each new securitization we sponsor through our platforms; (iv) statements related to our residential and business purpose lending platforms, including that we expect our revenue mix between mortgage banking operations and our investment portfolio to continue to migrate towards mortgage banking, and the support this migration can provide for continued book value expansion over time through our ability to grow and retain earnings at our taxable REIT subsidiary; (v) statements related to regulatory changes in Washington, D.C., including expectations that regulatory changes for loans on second homes and investor properties has the potential to significantly increase volumes in our market in 2021 and beyond; (vi) statements relating to our estimate of our available capital (including that we estimate our available capital at June 30, 2021 was approximately $175 million); (vii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the second quarter of 2021 and at June 30, 2021, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (viii) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2021; and (ix) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
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

OVERVIEW
Business Update
Our second quarter results included strong GAAP earnings of $90 million ($0.66 per diluted share), and a 6.5% increase in book value to $11.46 at June 30, 2021. On an annualized basis, our first half GAAP return on equity was 31%. Our total economic return to shareholders, which includes growth in book value and dividends paid, was 19% for the first half of 2021.
Crisp execution contributed to the second quarter being another successful quarter, but in many ways the past few months have represented a threshold moment for our company. The true potential of our business has come into sharper focus, particularly as our teams faced formidable challenges and responded with vigor. Indeed, our Residential team executed an improbably strong finish against the backdrop of severe declines in profitability for many other mortgage market participants. Additionally, our Business Purpose Lending ("BPL") team, facing stiff competition, originated significant volumes during the second quarter, reaching levels we have not seen since before the COVID-19 pandemic began.
For many residential mortgage originators, recent results were buoyed largely by direct Federal Reserve stimulus. However, with substantial progress in U.S. COVID-19 vaccinations, and a near-total economic reopening across the country, the Federal Reserve has begun reconsidering the size of its support to the Agency mortgage market. And, in fact, during the second quarter, the rise in mortgage rates and corresponding decline in refinancing demand by homeowners triggered an unceremonious contraction in margins across the industry. Nowhere was this more apparent than the residential wholesale mortgage channel, where lenders engaged in an all-out price war to preserve volumes, pushing their profit margins to near breakeven levels or worse in the span of only a few months. Exaggerating the effects of strong competition was a surge in pro-cyclical inflationary rhetoric, and a volatile yield curve driving significant hedging and execution costs for those managing large mortgage loan pipelines – including for us. Against this backdrop, in the second quarter we locked close to $4 billion in jumbo residential loans at margins towards the high-end of our historical target range, underscoring the durability of our earnings power.
During the second quarter, the business purpose lending market also became more crowded, with new competitors using lower mortgage rates to expand their market share – particularly for lower-balance bridge and rental loan products that currently represent a small minority of our origination mix. The shift of households out of apartment living and towards single-family detached homes – a trend that has shown no sign of ebbing despite the "reopening" of most major metropolitan areas – has led to a shortage of high-quality homes, coupled with aggressive demand from both investors and consumers alike. In many regions, rent growth has been significantly outstripped by home price appreciation, highlighting the scarcity value of quality housing and the multiple constituencies focused on acquiring single-family homes. Leveraging a well-earned reputation as a nimble and reliable life-cycle lender, CoreVest – our business-purpose lending platform – eclipsed $500 million of fundings during the second quarter, balanced between single-family rental and bridge loan originations.
Our sustained performance through this challenging backdrop showcased our strategic foundation and is the essence of what makes Redwood unique. Our mortgage banking businesses offer highly complementary products that drive durable earnings streams at the corporate level. And our investment portfolio continues to offer significant upside as the economy recovers, well beyond what many industry observers had modeled after such a tumultuous pandemic period. Our credit discipline and ability to create our own assets remain key differentiators. The scarcity value and optionality embedded in our portfolio - through both call rights on securitizations we have sponsored and underlying business purpose loan refinance opportunities – offer upside beyond the current discount to face value of the underlying assets. Notably, this attractive aspect of our portfolio is a potential upside inherent in each new securitization we sponsor through our platforms.
This foundation has facilitated returns that are significantly outpacing our growing dividends. Redwood's mortgage banking income significantly exceeded net interest income at our investment portfolio during the first half of 2021, and we expect this revenue mix will likely continue to migrate toward mortgage banking and by extension our taxable subsidiaries. This proportion is significantly higher than in recent years and casts a spotlight on a shift in business model that had in many ways been hiding in plain sight. It can also support continued book value expansion over time and an increased level of retained earnings, a zero-cost avenue for additional capital that reduces our marginal need for funding and stands in contrast to how others in the space manage their balance sheets.

Our team continues to relentlessly target a sector of the mortgage market that many had ignored since the COVID-19 pandemic began, in large part due to the absence of Federal Reserve stimulus for this industry sector. The non-Agency market we serve represents the full housing-related mortgage universe outside of government-backed mortgage programs. While it may be significantly smaller than the government-backed market, “small” is but a relative term, as the non-Agency sector is forecasted to increase volumes in 2021 from the $435 billion of originations in 2020. Importantly, this estimate reflects a regulatory pullback in demand for loans on second homes and investor properties by Fannie Mae and Freddie Mac (the “GSEs”) that has the potential to significantly increase volumes in our market in 2021 and beyond, which would be a significant tailwind across our businesses going forward. By targeting a market rather than a specific borrower cohort, our fortunes aren’t tied to the direction of the homeownership rate. Instead, we’re focused on offering a comprehensive product mix that serves both consumers and housing investors. This approach allowed us to ramp quickly after the COVID-19 crisis passed, and our hands-on, solutions-based underwriting model (versus the more prescriptive approach favored by many) keeps us responsive to the customized needs of borrowers and to shifting external trends.
We’re proud of the leadership we demonstrated in the non-Agency market across both our platforms during the second quarter. For our Residential business, strong home price appreciation across the country pushed homeowner equity to the highest levels in at least a decade and naturally drove consumers to loans outside of the conforming balance limits of the GSEs. This has begun to diversify our geographic footprint, and we are now seeing a rising percentage of loan volume coming from parts of the country other than the coasts. We recently refocused our expanded credit product offerings in response to evolving homebuying trends and changes to the CFPB’s Qualified Mortgage (“QM”) regulations. We expect these changes will substantially reduce the frictional costs for a certain cohort of higher “debt-to-income” borrowers, whose financing options remain relatively limited. Volumes in Redwood Choice – our expanded-prime residential loan acquisition program – are once again building and represented close to 15% of our residential loan lock volume in the second quarter, up materially from 5% in the first quarter of 2021. As a reminder, Choice represented as much as 40% of our residential loan lock volume pre-pandemic.
In the context of a sustained supply/demand imbalance for high-quality affordable housing, our BPL business greatly benefited from the diversity and flexibility of its products in the second quarter and continued execution of the growth plan we outlined at the start of 2021. The longevity and depth of CoreVest’s borrower relationships creates a powerful multiplier effect when new borrowers become recurring customers. This intangible was clearly on display in the second quarter as the team posted over a 50% jump in mortgage banking income. We also advanced several strategic initiatives to expand CoreVest’s product reach – most notably a strategic investment in Churchill Finance, from whom we began purchasing smaller-balance single-family rental loans early in the third quarter of 2021.
By continuing to re-invest in our infrastructure, both organically and through partnerships, we see a path to realizing transformative scale. Across our enterprise, we’ve cultivated a talented and inspired workforce and have embraced technology to serve our customers more quickly than ever before. By combining enhanced systems and process improvements with the requisite amount of shoe leather, our teams have driven significant gains in output and efficiency thus far in 2021. As we enter the third quarter of 2021, the Federal Reserve has reiterated its support for the economy, supply chains have begun to adapt to a post COVID-19 world, and interest rates have once again fallen. We’re optimistic that this presents a potential tailwind for our businesses in the third quarter, to the extent the economic recovery builds and demand for housing remains robust. The uncertain outlook for interest rates and inflation underscores the balance of our business model, through which we comprehensively serve both homeowners and housing investors that would otherwise be inefficiently financed.
While we are excited about our performance during the second quarter and the growth potential ahead for shareholders, what ultimately differentiates our team is the quality of our people, and that our business provides meaningful benefits to our broader set of stakeholders. The impact our financing solutions have on local communities is palpable, and our experience and scale have enabled us to provide attractively priced debt to both owner-occupants and housing investors nationwide. But there remain cohorts of strong borrowers – particularly in underserved communities – who still don’t have access to financing at an attractive rate. Redwood’s mission is to offer solutions that can benefit all borrowers not well served by government loan programs, something our people are focused on and will hold ourselves accountable to in the months and years ahead.

Second Quarter Overview
The following table presents key financial metrics for the three and six months ended June 30, 2021.
Table 1 – Key Financial Metrics

	Three Months Ended	Six Months Ended
(In Thousands, except per Share Data)	June 30, 2021	June 30, 2021
Net income per diluted common share	$0.66	$1.38
Annualized GAAP return on equity	28.7%	31.2%
Dividends per share	$0.18	$0.34
Book value per share	$11.46	$11.46
Economic return on book value (1)	8.2%	19.0%
(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period.
•Our second quarter 2021 results benefited from continued strength in our operating platforms, most notably increased business purpose mortgage banking revenues on higher volume and strong margins. These results, along with an increase in the value of our securities portfolio, contributed to a 6.5% increase in our book value per share during the quarter.
•In June 2021, we announced a 13% increase in our quarterly dividend to $0.18 per share for the second quarter of 2021.
•Our book value increased $0.70 per share to $11.46 per share during the second quarter of 2021, as basic earnings per share and comprehensive income from investments significantly exceeded our second quarter dividend of $0.18 per share.
•Our business purpose lending platform originated $527 million of business purpose mortgage loans in the second quarter, including $312 million of single-family rental loans and $215 million of residential bridge loans.
•Residential jumbo loan purchase commitments were $2.74 billion, and we purchased $3.45 billion of residential jumbo loans during the second quarter of 2021. At June 30, 2021, our pipeline of residential jumbo loans identified for purchase was $2.47 billion. Additionally, at June 30, 2021, we had entered into forward sale agreements for $1.21 billion of residential jumbo loans.
•During the second quarter of 2021, we securitized $1.81 billion of loans through four securitizations across Residential and Business Purpose Lending, and distributed $1.82 billion of jumbo loans through whole loan sales.
•During the second quarter of 2021, we settled call options on three Sequoia securitizations and one CAFL securitization, acquiring $83 million of seasoned residential jumbo loans at par and $45 million of seasoned single-family rental loans at par.
•During the second quarter of 2021, we added over $750 million of financing capacity to support growth of our operating platforms, including a refinance of $242 million of debt financing our bridge loans, reducing our cost of funds for our overall investments by over 100 basis points.
•During the second quarter of 2021, we retained $14 million of securities from a CoreVest securitization and $8 million of securities from Sequoia securitizations, purchased $2 million of other third-party securities, and sold $10 million of securities.
•At June 30, 2021, our unrestricted cash was $421 million, and our estimated available capital was $175 million (which does not include approximately $100 million of available capital generated from a non-marginable secured term financing we closed in early July 2021).

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2021 and 2020. Most tables include a "change" column that shows the amount by which the results from 2021 are greater or less than the results from the respective period in 2020. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the second quarter of 2021, compared to the second quarter of 2020, and increases or decreases in the "six-month periods" refer to the change in results for the six months of 2021, compared to the first six months of 2020.
Consolidated Results of Operations
The following table presents the components of our net income for the three and six months ended June 30, 2021 and 2020.
Table 2 – Net Income (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, except per Share Data)	2021	2020	Change	2021	2020	Change
Net Interest Income	$30,630	$27,280	$3,350	$56,383	$78,690	$(22,307)
Non-interest Income
Mortgage banking activities, net	54,419	(5,982)	60,401	137,026	(34,884)	171,910
Investment fair value changes, net	49,480	152,228	(102,748)	94,567	(718,604)	813,171
Other income	2,126	1,165	961	5,969	4,093	1,876
Realized gains, net	8,384	25,965	(17,581)	11,100	29,817	(18,717)
Total non-interest income (loss), net	114,409	173,376	(58,967)	248,662	(719,578)	968,240
General and administrative expenses	(40,594)	(28,520)	(12,074)	(84,145)	(57,202)	(26,943)
Loan acquisition costs	(3,748)	(1,572)	(2,176)	(7,307)	(5,558)	(1,749)
Other expenses	(3,985)	(5,083)	1,098	(8,081)	(96,498)	88,417
Net income (loss) before income taxes	96,712	165,481	(68,769)	205,512	(800,146)	1,005,658
(Provision for) benefit from income taxes	(6,687)	(37)	(6,650)	(18,230)	22,192	(40,422)
Net Income (Loss)	$90,025	$165,444	$(75,419)	$187,282	$(777,954)	$965,236
Diluted earnings (loss) per common share	$0.66	$1.00	$(0.34)	$1.38	$(6.82)	$8.20
Net Interest Income
The increase in net interest income during the three-month periods was primarily due to higher average balances of residential loans held for sale during the second quarter of 2021, as compared to the second quarter of 2020, due to a slowdown in loan acquisitions in the first half of 2020 related to the COVID-19 pandemic. For the six-month periods, the decrease in net interest expense was primarily related to higher average asset balances during the first half of 2020, as we repositioned our portfolio during the second quarter of 2020, selling a significant amount of assets and entering into new non-marginable and non-recourse borrowing facilities with higher interest rates.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
The increase in income from mortgage banking activities during the three- and six-month periods was primarily due to an increase in loan acquisition and origination volumes at both our residential and business purpose mortgage banking businesses during 2021, as well as higher margins, in both cases due to pandemic-related disruptions in 2020, which adversely impacted our origination volumes in 2020.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.

Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and, prior to the second quarter of 2020, interest rate hedges associated with these investments. During the three and six months ended June 30, 2021, positive investment fair value changes reflected continuing improvement in credit performance and spread tightening across our investment portfolio, particularly in our third-party re-performing loan ("RPL") and retained Sequoia and CAFL securities. Additional detail on our investment fair value changes during 2021 is included in the “Results of Operations by Segment” section that follows. During the three months ended June 30, 2020, investment fair value changes increased significantly, as the fair value of our investment assets recovered nearly one-third of the unrealized losses recognized in the first quarter of 2020. During the six months ended June 30, 2020, the negative investment fair value changes reflected significant declines in the value of our investments in the first quarter of 2020 resulting from pandemic- and liquidity-related disruptions.
Other Income
The increase in other income for the three- and six-month periods was primarily the result of an increase in income from our MSR investments, which generally benefited from a stabilization in prepayment speeds during 2021.
Realized Gains, Net
During the three and six months ended June 30, 2021, we realized gains of $8 million and $11 million, respectively, primarily resulting from the call of one and four seasoned Sequoia securitizations, respectively, and the sale of $3 million and $5 million of AFS securities, respectively. During the three and six months ended June 30, 2020, we realized gains of $26 million and $30 million, respectively, primarily resulting from a $25 million gain from the repurchase of $125 million of convertible debt during the second quarter of 2020.
General and Administrative Expenses
The increase in general and administrative expenses for the three- and six-month periods primarily resulted from increased accruals of variable compensation expense associated with improved financial results in 2021 as compared to 2020, as well as long-term incentive award expense from awards granted in the second half of 2020. This increase was partially offset by a decrease in fixed compensation costs, legal and other costs as a result of cost savings measures implemented during 2020.
Other Expenses
The decrease in other expenses for the six-month periods was primarily due to $89 million of goodwill impairment expense at our Business Purpose Lending segment recorded in the first quarter of 2020 that was taken as a result of the onset of pandemic- and liquidity-related disruptions.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. For the three- and six-month periods, the increase in provision for income taxes was primarily the result of positive GAAP income earned at our TRS in 2021, as compared to a significant loss in 2020. For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following table presents the components of net interest income for the three and six months ended June 30, 2021 and 2020.
Table 3 – Net Interest Income

	Three Months Ended June 30,
	2021			2020
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$13,266	$1,825,086	2.9%	$8,537	$771,003	4.4%
Residential loans - HFI at Legacy Sequoia (2)	1,169	263,735	1.8%	2,685	305,160	3.5%
Residential loans - HFI at Sequoia (2)	14,492	1,444,831	4.0%	22,565	1,826,727	4.9%
Residential loans - HFI at Freddie Mac SLST (2)	19,506	2,111,445	3.7%	21,187	2,115,716	4.0%
Business purpose loans	15,474	920,189	6.7%	20,441	1,181,644	6.9%
Single-family rental loans - HFI at CAFL	54,849	3,336,773	6.6%	32,978	2,379,689	5.5%
Multifamily loans - HFI at Freddie Mac K-Series	4,860	488,715	4.0%	4,870	470,896	4.1%
Trading securities	5,527	140,115	15.8%	6,587	127,506	20.7%
Available-for-sale securities	3,752	128,413	11.7%	3,440	128,486	10.7%
Other interest income	5,800	779,236	3.0%	6,656	848,105	3.1%
Total interest income	138,695	11,438,538	4.9%	129,946	10,154,932	5.1%
Interest Expense
Short-term debt facilities	(10,085)	1,850,913	(2.2)%	(15,110)	1,295,973	(4.7)%
Short-term debt - servicer advance financing	(1,110)	164,154	(2.7)%	(1,797)	231,312	(3.1)%
ABS issued - Legacy Sequoia (2)	(755)	260,857	(1.2)%	(1,518)	300,773	(2.0)%
ABS issued - Sequoia (2)	(11,374)	1,220,211	(3.7)%	(19,117)	1,673,361	(4.6)%
ABS issued - Freddie Mac SLST (2)	(16,611)	1,864,842	(3.6)%	(15,845)	1,801,798	(3.5)%
ABS issued - Freddie Mac K-Series	(4,478)	459,344	(3.9)%	(4,378)	447,886	(3.9)%
ABS issued - CAFL	(43,201)	3,087,741	(5.6)%	(24,446)	2,213,900	(4.4)%
Long-term debt facilities	(10,972)	674,306	(6.5)%	(7,995)	589,893	(5.4)%
Long-term debt - FHLBC	(1)	132	(3.0)%	(1,635)	381,465	(1.7)%
Long-term debt - corporate	(9,478)	650,821	(5.8)%	(10,825)	707,611	(6.1)%
Total interest expense	(108,065)	10,233,321	(4.2)%	(102,666)	9,643,972	(4.3)%
Net Interest Income	$30,630			$27,280

	Six Months Ended June 30,
	2021			2020
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$19,931	$1,381,960	2.9%	$16,787	$875,767	3.8%
Residential loans - HFI at Redwood (2)	—	—	—%	20,925	993,623	4.2%
Residential loans - HFI at Legacy Sequoia (2)	2,517	268,724	1.9%	5,878	348,885	3.4%
Residential loans - HFI at Sequoia (2)	29,975	1,414,397	4.2%	47,647	1,981,097	4.8%
Residential loans - HFI at Freddie Mac SLST (2)	39,665	2,143,942	3.7%	43,173	2,229,068	3.9%
Business purpose loans	30,789	908,543	6.8%	43,085	1,325,798	6.5%
Single-family rental loans - HFI at CAFL	103,722	3,296,042	6.3%	62,988	2,283,812	5.5%
Multifamily loans - HFI at Freddie Mac K-Series	9,646	491,282	3.9%	45,042	2,328,527	3.9%
Trading securities	11,423	136,336	16.8%	20,249	434,852	9.3%
Available-for-sale securities	7,519	132,823	11.3%	8,087	141,279	11.4%
Other interest income	11,813	801,270	2.9%	14,166	715,416	4.0%
Total interest income	267,000	10,975,319	4.9%	328,027	13,658,124	4.8%
Interest Expense
Short-term debt facilities	(16,572)	1,423,017	(2.3)%	(36,600)	1,973,427	(3.7)%
Short-term debt - servicer advance financing	(2,396)	175,132	(2.7)%	(3,374)	189,726	(3.6)%
ABS issued - Legacy Sequoia (2)	(1,630)	265,430	(1.2)%	(4,040)	343,997	(2.3)%
ABS issued - Sequoia (2)	(23,480)	1,192,582	(3.9)%	(40,627)	1,782,702	(4.6)%
ABS issued - Freddie Mac SLST (2)	(33,982)	1,906,613	(3.6)%	(32,022)	1,845,307	(3.5)%
ABS issued - Freddie Mac K-Series	(8,834)	462,962	(3.8)%	(42,728)	2,195,469	(3.9)%
ABS issued - CAFL	(81,054)	3,046,141	(5.3)%	(46,385)	2,115,019	(4.4)%
Long-term debt facilities	(23,804)	723,861	(6.6)%	(10,593)	411,844	(5.1)%
Long-term debt - FHLBC	(2)	558	(0.7)%	(10,410)	1,184,002	(1.8)%
Long-term debt - corporate	(18,863)	650,508	(5.8)%	(22,558)	738,930	(6.1)%
Total interest expense	(210,617)	9,846,804	(4.3)%	(249,337)	12,780,423	(3.9)%
Net Interest Income	$56,383			$78,690
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

Results of Operations by Segment
We report on our business using three distinct segments: Residential Lending, Business Purpose Lending, and Third-Party Investments. For additional information on our segments, refer to Note 23 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following table presents the segment contribution from our three segments reconciled to our consolidated net income for the three and six months ended June 30, 2021 and 2020.
Table 4 – Segment Results Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2021	2020	Change	2021	2020	Change
Segment Contribution from:
Residential Lending	$30,844	$34,854	$(4,010)	$83,639	$(160,796)	$244,435
Business Purpose Lending	32,812	48,483	(15,671)	54,255	(177,313)	231,568
Third-Party Investments	53,592	79,955	(26,363)	103,528	(419,200)	522,728
Corporate/Other	(27,223)	2,152	(29,375)	(54,140)	(20,645)	(33,495)
Net Income (Loss)	$90,025	$165,444	$(75,419)	$187,282	$(777,954)	$965,236
The following sections provide a discussion of the results of operations at each of our three business segments for the three and six months ended June 30, 2021.
The increase in net expense from Corporate/Other for the three- and six-month periods was primarily due to a $25 million gain associated with the repurchase of $125 million of convertible debt in the second quarter of 2020.
Residential Lending Segment
Overview
Our Residential Lending segment generated $31 million of net income during the second quarter of 2021, driven primarily by $27 million of mortgage banking income and $6 million of net interest income from investments. Mortgage banking income decreased from the first quarter of 2021, as loan purchase commitments of $2.7 billion in the second quarter were 22% lower than the first quarter and margins normalized towards the high end of our historic target range.
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

Mortgage Banking
The following table provides the activity of residential loans held in inventory for sale at our mortgage banking business during the three and six months ended June 30, 2021.
Table 5 – Loan Inventory for Residential Mortgage Banking Operations — Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2021	June 30, 2021
Balance at beginning of period	$977,457	$176,641
Acquisitions	3,454,818	6,582,762
Sales	(2,183,686)	(4,531,812)
Transfers between portfolios (1)	(1,205,494)	(1,205,494)
Principal repayments	(8,761)	(10,875)
Changes in fair value, net	29,388	52,500
Balance at End of Period	$1,063,722	$1,063,722
(1)Represents the net transfers of loans from held-for-sale to held-for-investment within our Residential Lending investment portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
The following table presents our mortgage banking income and loan purchase commitments during the three and six months ended June 30, 2021.
Table 6 – Mortgage Banking Income and Residential Loan Purchase Commitments

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2021	June 30, 2021
Mortgage banking income	$26,893	$91,160
Loan purchase commitments entered into	$2,743,105	$6,253,397
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
During the three months ended June 30, 2021, our residential mortgage loan conduit locked $3.90 billion of loans ($2.74 billion adjusted for expected pipeline fallout - i.e, loan purchase commitments), including $3.33 billion of Select loans and $0.57 billion of Choice loans, and purchased $3.45 billion of loans. Approximately 60% of loans locked in the second quarter were purchase-money loans and 40% were refinancings. During the three months ended June 30, 2021, we distributed $1.82 billion of loans through whole loan sales, and completed three securitizations for a total of $1.53 billion.
At June 30, 2021, we had $1.06 billion of loans in inventory on our balance sheet, our loan pipeline included $2.47 billion of loans identified for purchase (locked loans, unadjusted for fallout), and we had entered into forward sale agreements for $1.21 billion of loans.
Our gross margin (mortgage banking income earned in the period divided by loan purchase commitments entered into during the period) for the three months ended June 30, 2021 was 98 basis points, down from 183 basis points in the first quarter of 2021. Gross margin in the second quarter of 2021 was near the high end of our historical range, despite a challenging macroeconomic backdrop that impacted securitization execution and increased hedging costs relative to the first quarter.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At June 30, 2021, we had residential warehouse facilities outstanding with six different counterparties, with $2.35 billion of total capacity and $1.30 billion of available capacity. These included non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral that is non-delinquent) facilities with $800 million of total capacity and marginable facilities with $1.55 billion of total capacity.

Investment Portfolio
The following table presents details of our Residential Lending investment portfolio at June 30, 2021 and December 31, 2020.
Table 7 – Residential Lending Investments

(In Thousands)	June 30, 2021	December 31, 2020
Residential loans at Redwood (1)	$96,826	$—
Residential securities at Redwood (2)	158,703	155,501
Residential securities at consolidated Sequoia entities (3)	232,005	217,965
Other investments	8,721	8,815
Total Segment Investments	$496,255	$382,281
(1)Balance consists of loans called from Sequoia securitizations. Excludes Sequoia loans held at VIEs that we consolidated for GAAP purposes.
(2)Excludes $5 million of trading securities that are designated as hedges for our mortgage banking operations and are not considered part of our investment portfolio.
(3)Represents our retained economic investment in the consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $2.22 billion of loans and $1.99 billion of ABS issued associated with these investments at June 30, 2021.
During the second quarter of 2021, we purchased $83 million of loans from Sequoia securitizations we called, and we retained $8 million of securities from three Sequoia securitizations we completed during the quarter. During the first quarter of 2021, we sold $4 million of securities from our residential lending investment portfolio and retained $8 million of securities from two Sequoia securitizations we completed during the quarter. See the "Investments Detail" section that follows for additional details on our investments and their associated borrowings.
During the second quarter of 2021, net interest income from our residential lending investment portfolio was $6 million, consistent with the first quarter of 2021, and other income was $1 million in the second quarter of 2021 and $3 million in the first quarter of 2021.
The following table presents the components of investment fair value changes for our Residential Lending segment by investment type for the three and six months ended June 30, 2021.
Table 8 – Investment Fair Value Changes, Net from Residential Lending

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2021	June 30, 2021
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans at Redwood	$1,290	$1,607
Trading securities	(2,250)	(4,728)
Net investments in Sequoia entities (1)	4,906	9,804
Risk-sharing and other investments	(19)	(43)
Recoveries (impairments) on AFS securities	—	33
Investment Fair Value Changes, Net	$3,927	$6,673
(1)Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.
Strengthening credit performance helped drive spreads tighter during the three-and six-month periods for most of our subordinate securities, which resulted in net positive fair value changes for our residential lending investments. Additionally, during the first half of 2021, most of our investment securities experienced elevated prepayments, which generally benefited our subordinate securities, but negatively impacted our interest-only and certificated servicing securities, causing a net negative fair value change for our trading securities.

Business Purpose Lending Segment
Overview
Our Business Purpose Lending segment generated $33 million of net income during the second quarter of 2021, driven primarily by $35 million of mortgage banking income and $15 million of net interest income from investments. Business purpose mortgage banking income in the second quarter of 2021 benefited from a 37% increase in origination volume from the first quarter of 2021 and modest spread tightening on securitization execution during the second quarter. Our business purpose investments saw an increase in interest income in the second quarter from a higher average balance of investments compared to the first quarter of 2021 and increased positive fair value changes due to continued spread tightening.
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
Mortgage Banking
The following table provides the business purpose loans origination activity at Redwood during the three and six months ended June 30, 2021.
Table 9 – Business Purpose Loans — Origination Activity

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(In Thousands)	Single-Family Rental	Bridge (1)	Total	Single-Family Rental	Bridge (1)	Total
Fair value at beginning of period	$333,110	$—	$333,110	$245,394	$—	$245,394
Originations	312,217	215,160	527,377	565,315	348,389	913,704
Sales	—	(354)	(354)	—	(2,231)	(2,231)
Transfers between portfolios (2)	(252,379)	(215,784)	(468,163)	(421,783)	(347,678)	(769,461)
Principal repayments	(3,056)	—	(3,056)	(10,120)	—	(10,120)
Changes in fair value, net	28,550	978	29,528	39,636	1,520	41,156
Fair Value at End of Period	$418,442	$—	$418,442	$418,442	$—	$418,442
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
(2)For single-family rental loans, amounts represent transfers of loans from held-for-sale to held-for-investment, including when loans are securitized (and consolidated for GAAP purposes). For bridge loans, represents the transfer of loans from our TRS to our REIT as described in preceding footnote.
During the three months ended June 30, 2021, we funded $312 million of single-family rental loans and $215 million of bridge loans, representing increases of 23% and 61% from respective first quarter 2021 volumes. Approximately 34% of SFR origination volume in the second quarter of 2021 was generated from borrowers that previously had a bridge loan with CoreVest and 67% of total origination volumes were from repeat borrowers.
We utilize a combination of capital and loan warehouse facilities to manage our inventory of single-family rental loans that we hold for sale. At June 30, 2021, we had business purpose warehouse facilities outstanding with five different counterparties, with $1.30 billion of total capacity (used for both SFR and bridge loans) and $587 million of available capacity. All of these facilities are non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral that is non-delinquent).

Investment Portfolio
The following table presents details of our Business Purpose Lending investment portfolio at June 30, 2021 and December 31, 2020.
Table 10 – Business Purpose Lending Investments

(In Thousands)	June 30, 2021	December 31, 2020
Bridge loans at Redwood	$726,569	$641,765
Single-family rental securities at consolidated CAFL entities (1)	268,131	238,630
Other investments	13,168	21,627
Total Segment Investments	$1,007,868	$902,022
(1)Represents our economic investment in securities issued by consolidated CAFL securitization VIEs. For GAAP purposes, we consolidated $3.26 billion of loans and $3.01 billion of ABS issued associated with these investments at June 30, 2021.
During the second quarter of 2021, we funded $215 million of business purpose bridge loans and received principal payments of $115 million. In addition, we retained $14 million of securities from a $276 million (principal balance) single-family rental loan securitization we completed during the second quarter. See the "Investments Detail" section that follows for additional details on our investments and their associated borrowings.
The following table presents the components of investment fair value changes for our Business Purpose Lending segment by investment type for the three and six months ended June 30, 2021.
Table 11 – Investment Fair Value Changes, Net from Business Purpose Lending

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2021	June 30, 2021
Investment Fair Value Changes, Net
Changes in fair value of:
Bridge loans held-for-investment	$(62)	$3,242
REO	147	428
Net investments in CAFL entities (1)	3,697	3,411
Investment Fair Value Changes, Net	$3,782	$7,081
(1)Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.
Spreads tightened during the second quarter of 2021 for our CAFL subordinate securities, with positive fair value changes for these assets more than offsetting the decline in the value of our CAFL interest-only securities from a reduction in their basis through the receipt of regular cash flows.
Spreads generally tightened during the first quarter of 2021 for our BPL investments overall, which resulted in positive fair value changes for bridge loans and subordinate CAFL securities. We also had positive resolutions on several previously delinquent bridge loans during the first quarter of 2021, resulting in over $2 million of positive fair value changes for recoveries in excess of our prior quarter-end carrying values. Positive fair value changes for our CAFL subordinate securities were mostly offset by a decline in the value of our CAFL interest-only securities from a reduction in their basis through the receipt of regular cash flows.
Third-Party Investments Segment
Overview
Our Third-Party Investments segment generated $54 million of net income during the second quarter of 2021, driven primarily by $42 million of positive investment fair value changes and $12 million of net interest income, and generated $50 million of net income during the first quarter of 2021, driven primarily by $40 million of positive investment fair value changes and $12 million of net interest income. Positive investment fair value changes in 2021 reflected continuing improvement in credit performance and spread tightening, particularly for our RPL and multifamily securities.

Investment Portfolio
The following table presents details of the investments in our Third-Party Investments segment at June 30, 2021 and December 31, 2020.
Table 12 – Third-Party Investments

(In Thousands)	June 30, 2021	December 31, 2020
Residential securities at Redwood	$148,798	$134,090
Residential securities at consolidated Freddie Mac SLST entities (1)	450,173	428,179
Multifamily securities at Redwood	42,479	49,255
Multifamily securities at consolidated Freddie Mac K-Series entity (2)	30,833	28,255
Other investments (3)	127,138	135,590
Total Segment Investments	$799,421	$775,369
(1)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $2.10 billion of loans and $1.65 billion of ABS issued associated with these investments at June 30, 2021.
(2)Represents our economic investment in securities issued by a consolidated Freddie Mac K-Series securitization entity. For GAAP purposes, we consolidated $485 million of loans and $454 million of ABS issued associated with this investment at June 30, 2021.
(3)Other investments includes our servicer advance investments, which for purposes of this table are presented net of $164 million of non-recourse short-term securitization debt, secured by servicing advances and other servicing-related assets at June 30, 2021.
During the second quarter, we purchased $3 million of third-party investments and sold $11 million of third-party investments. During the first quarter, we purchased $16 million of third-party investments and sold $34 million of third-party investments.
See the "Investments Detail" section that follows for additional details on these investments and their associated borrowings.
The following table presents the components of investment fair value changes for our Third-Party Investments segment by investment type for the three and six months ended June 30, 2021.
Table 13 – Investment Fair Value Changes, Net from Third-Party Investments

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2021	June 30, 2021
Investment Fair Value Changes, Net
Changes in fair value of:
Residential securities	$5,143	$28,249
Net investments in Freddie Mac SLST entities (1)	36,316	40,433
Net investment in Freddie Mac K-Series entity (1)	1,855	10,776
Servicer advance investments	(940)	(1,100)
Excess MSRs	(2,477)	(4,430)
Shared home appreciation options	2,080	7,395
Other	28	57
Recoveries (impairments) on AFS securities	13	354
Investment Fair Value Changes, Net	$42,018	$81,734
(1)Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.
Continued strengthening of credit and elevated prepayment speeds helped drive credit spreads tighter on our third-party assets in the first and second quarters of 2021, in particular for our investments in reperforming loan assets (primarily represented by our net investment in Freddie Mac SLST entities in the table above).

Investments Detail
This section presents additional details on certain of our investment assets and their activity during the three and six months ended June 30, 2021.
Real Estate Securities Portfolio
The following table sets forth our real estate securities activity by collateral type for the three and six months ended June 30, 2021.
Table 14 – Real Estate Securities Activity by Collateral Type

Three Months Ended June 30, 2021	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$31,580	$—	$284,656	$48,084	$364,320
Acquisitions
Sequoia securities	1,226	—	522	—	1,748
Third-party securities	962	—	1,750	—	2,712
Sales
Third-party securities	—	—	(10,988)	—	(10,988)
Gains on sales and calls, net	—	—	7,994	—	7,994
Effect of principal payments (1)	—	—	(12,436)	(4,827)	(17,263)
Change in fair value, net	(8,501)	—	15,642	(778)	6,363
Ending Fair Value (2)	$25,267	$—	$287,140	$42,479	$354,886

Six Months Ended June 30, 2021	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$28,464	$5,663	$260,743	$49,255	$344,125
Acquisitions
Sequoia securities	7,775	—	1,600	—	9,375
Third-party securities	962	—	12,700	4,930	18,592
Sales
Sequoia securities	—	(3,664)	—	—	(3,664)
Third-party securities	—	(2,060)	(31,010)	—	(33,070)
Gains on sales and calls, net	—	60	10,542	—	10,602
Effect of principal payments (1)	—	(26)	(17,547)	(10,803)	(28,376)
Change in fair value, net	(11,934)	27	50,112	(903)	37,302
Ending Fair Value (2)	$25,267	$—	$287,140	$42,479	$354,886
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
(2)At June 30, 2021, excludes $232 million and $268 million of securities retained from our consolidated Sequoia and CAFL securitizations, respectively, as well as $450 million and $31 million of securities we owned that were issued by consolidated Freddie Mac SLST and Freddie Mac K-Series securitizations, respectively.
At June 30, 2021, our securities consisted of fixed-rate assets (86%), adjustable-rate assets (12%), and hybrid assets that reset within the next year (2%).
We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. At June 30, 2021, we had short-term debt incurred through repurchase facilities of $81 million with three different counterparties, which was secured by $110 million of real estate securities (including securities owned in consolidated securitization entities).

At June 30, 2021, real estate securities with a fair value of $369 million (including securities owned in consolidated Sequoia and CAFL securitization entities), were financed with long-term, non-mark-to-market recourse debt through our subordinate securities financing facilities. Additionally, at June 30, 2021, we had $450 million of re-performing loan securities financed with $179 million of non-recourse securitization debt. The remaining $407 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.
Bridge Loans Held-for-Investment at Redwood Portfolio
The following table provides the activity of bridge loans held-for-investment at Redwood during the three and six months ended June 30, 2021.
Table 15 – Bridge Loans Held-for-Investment at Redwood - Activity

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2021	June 30, 2021
Fair value at beginning of period	$626,484	$641,765
Sales	—	(7,000)
Transfers between portfolios (1)	215,785	347,679
Transfers to REO	(806)	(2,289)
Principal repayments	(114,748)	(256,726)
Changes in fair value, net	(146)	3,140
Fair Value at End of Period	$726,569	$726,569
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
Our $727 million of bridge loans held-for-investment at June 30, 2021 were comprised of first-lien, interest-only loans with a weighted average coupon of 7.63% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 727 and the weighted average LTV ratio of these loans was 65%. At June 30, 2021, of the 2,471 loans in this portfolio, 43 of these loans with an aggregate fair value of $29 million and an aggregate unpaid principal balance of $33 million were in foreclosure, of which 40 loans with an aggregate fair value of $32 million and an unpaid principal balance of $35 million were greater than 90 days delinquent.
We finance our bridge loans with a combination of recourse, non-marginable warehouse facilities and non-recourse, non-marginable warehouse facilities. At June 30, 2021, we had $99 million of debt incurred through short-term warehouse facilities with two different counterparties, which was secured by $127 million of loans, and $384 million of debt incurred through long-term facilities with four different counterparties, which was secured by $556 million of loans.

Taxable Income and Tax Provision
Taxable Income
The following table summarizes our taxable income and distributions to shareholders for the three and six months ended June 30, 2021 and 2020.
Table 16 – Taxable Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30, (1)
(In Thousands, except per Share Data)	2021 est. (2)	2020 est. (2)	2021 est. (2)	2020 est. (2)
REIT taxable income (loss)	$12,497	$(57,905)	$22,779	$(20,378)
Taxable REIT subsidiary income (loss)	30,671	(19,496)	83,732	(8,085)
Total Taxable Income (Loss)	$43,168	$(77,401)	$106,511	$(28,463)

REIT taxable income (loss) per share	$0.11	$(0.50)	$0.20	$(0.17)
Total taxable income (loss) per share	$0.38	$(0.67)	$0.94	$(0.24)

Distributions to shareholders	$20,346	$14,366	$38,423	$51,107
Distributions to shareholders per share	$0.18	$0.125	$0.34	$0.445
(1)In accordance with Internal Revenue Code rules applicable to disaster losses, TRS taxable income for the six months ended June 30, 2020, was adjusted to recognize $59 million of losses incurred in the first quarter of 2020 into the fourth quarter of 2019.
(2)Our tax results for the three and six months ended June 30, 2021 and 2020 are estimates until we file tax returns for these years.
Net capital gains realized in 2021 are not included in REIT taxable income as they are offset by a capital loss carryforward of $328 million which was generated in 2020. Any unused portion of the capital loss carryforward will expire at the end of 2025.
Under normal circumstances, our minimum REIT dividend requirement would be 90% of our annual REIT taxable income. However, we currently maintain a $36 million federal net operating loss carry forward (NOL) at the REIT that affords us the option of retaining REIT taxable income up to the NOL amount, tax free, rather than distributing it as dividends. Federal income tax rules require the dividends paid deduction to be applied to reduce REIT taxable income before the applicability of NOLs is considered; therefore, REIT taxable income must exceed our dividend distribution for us to utilize a portion of our NOL and any remaining amount will carry forward into future years. If annual REIT taxable income, exclusive of the dividends paid deduction, is a taxable loss, the NOL carryforward will be increased by the taxable loss. Of the $36 million of NOLs, $29 million will expire after 2029, if not utilized by then, and $7 million have an indefinite carryover period. The $7 million of NOLs is available to offset 80% of taxable income in any given year.
We currently expect all or nearly all of our 2021 dividend distributions to be taxable as ordinary income for federal income tax purposes. Any remaining amount is currently expected to be characterized as a return of capital, which in general is nontaxable (provided it does not exceed a shareholder's tax basis in Redwood shares) and reduces a shareholder's basis in Redwood shares (but not below zero). To the extent such distributions exceed a shareholder's basis in Redwood shares, such excess amount would be taxable as capital gain. Under the federal income tax rules applicable to REITs, none of Redwood’s 2021 dividend distributions are currently expected to be characterized as long-term capital gain dividends. The income or loss generated at our TRS will not directly affect the tax characterization of our 2021 dividends; however, any dividends paid from our TRS to our REIT would allow a portion of our REIT’s dividends to be classified as qualified dividends.
Tax Provision under GAAP
For the three and six months ended June 30, 2021, we recorded tax provisions of $7 million and $18 million, respectively. For the three and six months ended June 30, 2020, we recorded a tax provision of $37 thousand and a tax benefit of $22 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. The switch to a provision for income taxes from a benefit from income taxes year-over-year was primarily the result of GAAP income being recorded at our TRS in 2021 versus TRS GAAP losses in 2020. Our TRS effective tax rate in 2021 is expected to be slightly higher than the federal statutory corporate tax rate, due to a federal valuation allowance and other permanent GAAP to tax differences.

Realization of our deferred tax assets ("DTAs") is dependent on many factors, including generating sufficient taxable income prior to the expiration of NOL carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. We determine the extent to which realization of our DTAs is not assured and establish a valuation allowance accordingly. At December 31, 2020, we reported net federal ordinary and capital DTAs with a full valuation allowance of $17 million recorded against our net federal ordinary DTAs based on our determination that their realization was not assured. However, no valuation allowance was recorded against our net federal capital DTAs as we currently expect to utilize these DTAs due to our ability to recognize capital losses and carry them back to prior years.
We forecast that we will report net federal ordinary DTAs at December 31, 2021 and, consequently, a valuation allowance remains recorded against our net federal ordinary DTAs. At December 31, 2020, we reported a valuation allowance of $134 million recorded against our net state DTAs. Consistent with prior periods, we continued to maintain a valuation allowance against our net state DTAs as realization of our state DTAs is dependent on generating sufficient taxable income in the same jurisdictions in which the DTAs exist. As GAAP income at our TRS has been strong for the past several quarters, we are continuing to monitor our estimate of the realizability of our net deferred tax assets and will reassess the need for a valuation allowance, in whole or in part, in future periods.
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
At June 30, 2021, our total capital was $1.95 billion and included $1.30 billion of equity capital and $651 million of convertible notes and long-term debt on our consolidated balance sheet, including $199 million of convertible debt due in 2023, $150 million of convertible debt due in 2024, $172 million of exchangeable debt due in 2025, and $140 million of trust-preferred securities due in 2037.
As of June 30, 2021, our unrestricted cash was $421 million, and we estimate we had approximately $175 million of available capital (which does not include approximately $100 million of available capital generated from a non-marginable secured term financing we closed in early July). While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company.
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
Cash Flows and Liquidity for the Six Months Ended June 30, 2021
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the profitability of mortgage banking activities, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $2.65 billion during the six months ended June 30, 2021. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination and sale of our business purpose loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, origination, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $52 million and positive $58 million during the first six months of 2021 and 2020, respectively.

Cash Flows from Investing Activities
During the six months ended June 30, 2021, our net cash provided by investing activities was $1.07 billion and primarily resulted from proceeds from principal payments on loans held-for-investment. Although we generally intend to hold our loans and investment securities as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
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
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the six months ended June 30, 2021, we transferred loans between held-for-sale and held-for-investment classification and retained securities from securitizations we sponsored, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the six months ended June 30, 2021, our net cash provided by financing activities was $1.51 billion. This primarily resulted from $1.18 billion of proceeds from net short-term debt borrowings used to finance higher levels of loan inventory for our mortgage banking businesses, particularly for residential loans held-for-sale, as that business has seen a sustained increase in acquisition volumes. Additionally $540 million of net proceeds were generated from ABS issued. These cash inflows were partially offset by $167 million of net repayments of long-term debt.
During the six months ended June 30, 2021, we declared dividends of $0.34 per common share. On June 10, 2021, the Board of Directors declared a regular dividend of $0.18 per share for the second quarter of 2021, which was paid on June 30, 2021 to shareholders of record on June 23, 2021.
In accordance with the terms of our outstanding deferred stock units, cash-settled deferred stock units, and restricted stock units, which are generally long-term compensation awards, each time we declare and pay a dividend on our common stock, we are required to make a dividend equivalent cash payment in that same per share amount on each outstanding deferred stock unit, cash-settled deferred stock unit, and restricted stock unit.
Repurchase Authorization
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 2021, we did not repurchase any shares. At June 30, 2021, $78 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital and unrestricted cash described above.
Loan Warehouse Facilities
We maintain loan warehouse facilities to finance our residential jumbo loan inventory, SFR loan inventory and for our bridge loan investments. These facilities can be classified as short-term or long-term depending on their specific terms and provisions. At June 30, 2021, we had residential warehouse facilities outstanding with six different counterparties, with $2.35 billion of total capacity and $1.30 billion of available capacity. These included non-marginable facilities with $800 million of total capacity and marginable facilities with $1.55 billion of total capacity. At June 30, 2021, we had business purpose warehouse facilities outstanding with five different counterparties, with $1.30 billion of total capacity and $587 million of available capacity. All $1.30 billion of these facilities are non-marginable.

Short-Term Debt
In the ordinary course of our business, we use recourse debt through several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of loans (including those we acquire and originate in anticipation of securitization), finance investments in securities and other investments, and otherwise fund our business and operations. At June 30, 2021, we had $1.48 billion of short-term debt outstanding. During the first six months of 2021, the highest balance of our short-term debt outstanding was $2.66 billion.
For further detail on our short-term debt, see Note 13 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Long-Term Debt
The following discusses significant activity related to our long-term debt during the first half of 2021. For further detail on our long-term debt, see Note 15 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Non-Recourse BPL Financing Facilities
In the second quarter of 2021,we repaid one of our non-recourse BPL financing facilities that had a balance of $242 million at March 31, 2021, and entered into a new non-recourse facility to finance business purpose bridge loans with a total borrowing capacity of $250 million.
Recourse BPL Financing Facilities
In the second quarter of 2021, we reclassified one of our recourse facilities with a borrowing capacity of $450 million from short-term to long-term debt as we amended the terms of this facility, including an extension of its maturity.
 Asset-Backed Securities Issued
During the three and six months ended June 30, 2021, we issued $1.48 billion and $1.63 billion of ABS through our consolidated securitization entities, respectively. This included $282 million and $430 million of CAFL ABS issued during the three and six months ended June 30, 2021, respectively, and $1.20 billion of Sequoia ABS issued during the three months ended June 30, 2021. For further detail on our Asset-backed Securities Issued, see Note 14 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Our sources of debt financing include secured borrowings under residential and business purpose mortgage loan warehouse facilities (including recourse and non-recourse warehouse facilities), short-term securities repurchase facilities, a $10 million committed line of short-term secured credit from a bank, short-term servicer advance financing, a secured, revolving debt facility collateralized by mortgage servicing rights, and subordinate securities financing facilities. During the second quarter of 2020, we repaid secured borrowings by our wholly-owned subsidiary, RWT Financial, LLC, under its borrowing facility with the FHLBC and during the second quarter of 2021, we repaid the remaining amount of outstanding advances under our borrowing facility. Under federal regulations applicable to the FHLBC, we can no longer borrow advances from the FHLBC.

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

Under many of our mortgage loan warehouse facilities, our short-term securities repurchase facilities, and our secured, revolving debt facility collateralized by mortgage service rights, while transferred or pledged assets are financed under the facility, to the extent the value of the assets, or the collateral underlying those assets, declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. During the second quarter of 2020, we amended several of our mortgage loan warehouse facilities to revise these margin call provisions to remove obligations to make margin calls for changes in the market value of transferred or pledged assets, which determinations of market value were generally within the sole discretion of the lending counterparty. Under these revised agreements, if the estimated value of a property securing a financed mortgage loan declines, based on, for example, an appraisal or broker-price opinion, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential mortgage loans) with a value equal to the amount of the decline. Of our active financing arrangements with outstanding balances at June 30, 2021, only our short-term securities repurchase facilities (with $81 million of borrowings outstanding at June 30, 2021), and three of our residential mortgage loan warehouse facilities (with $664 million of borrowings outstanding at June 30, 2021) retain market-value based margin call provisions.

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

At June 30, 2021, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at June 30, 2021 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at June 30, 2021 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

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
For additional information on our commitments and contingencies as of June 30, 2021, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
There have been no changes in our internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 2021, we did not repurchase any shares. At June 30, 2021, $78 million of this current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2021.

	Total Number of Shares Purchased or Acquired		Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
April 1, 2021 - April 30, 2021	—	(1)	$10.70	—	$—
May 1, 2021 - May 31, 2021	—		$—	—	$—
June 1, 2021 - June 30, 2021	—		$—	—	$78,369
Total	—		$10.70	—	$78,369
(1)Represents fewer than 1,000 shares reacquired to satisfy tax withholding requirements related to the vesting of restricted shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Not Applicable

Item 5. Other Information
On August 4, 2021, we issued a Participation Notice under the Company’s Change in Control Severance Plan (the “CIC Plan”) to Mr. Collin Cochrane, Chief Accounting Officer, and Mr. Shoshone (“Bo”) Stern, Managing Director - Portfolio Strategy and Risk, to designate them as participants in the CIC Plan. Mr. Stern’s Participation Notice was effective on August 4, 2021 and Mr. Cochrane’s Participation Notice is effective on March 2, 2022, subject to his continued employment by the Company through March 2, 2022. As participants in the CIC Plan, Mr. Cochrane and Mr. Stern will be eligible to receive certain severance benefits, including a cash payment of 150% of their “Base Compensation” (as defined in the CIC Plan), if their employment with the Company is terminated without “cause” or for “good reason” and such termination is a “Qualifying Termination” related to a “Change-in-Control”, as each of those terms is defined in the CIC Plan. The foregoing description of the terms of the CIC Plan does not purport to be complete and is qualified in its entirety by the full text of the CIC Plan included as Exhibit 10.6 hereto.

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

10.1*	Sixth Amended and Restated Employment Agreement, dated as of June 10, 2021, by and between Christopher J. Abate and the Registrant (filed herewith)
10.2*	Fourth Amended and Restated Employment Agreement, dated as of June 10, 2021, by and between Dashiell I. Robinson and the Registrant (filed herewith)
10.3*	Sixth Amended and Restated Employment Agreement, dated as of June 10, 2021, by and between Andrew P. Stone and the Registrant (filed herewith)
10.4*	Amended and Restated Employment Agreement, dated as of June 10, 2021, by and between Brooke E. Carillo and the Registrant (filed herewith)
10.5*	Amended and Restated Employment Agreement, dated as of June 10, 2021, by and between Sasha G. Macomber and the Registrant (filed herewith)
10.6*	Redwood Trust, Inc. Change in Control Severance Plan, dated November 3, 2020 (filed herewith)
10.7	Sixth Amendment to Lease Agreement, dated as of December 4, 2020, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (filed herewith)
10.8	Seventh Amendment to Lease Agreement, dated as of May 21, 2021, between ARTIS HRA Inverness Point, LP, as Landlord, and the Registrant, as Tenant (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020;
(ii) Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2021 and 2020;
(iii) Statements of Consolidated Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2021 and 2020;
(v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and
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

REDWOOD TRUST, INC.

Date:	August 4, 2021	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2021	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2021	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Accounting Officer
(Principal Accounting Officer)