Form 10-Q
period 2021-09-30
REDWOOD TRUST INC
filed 2021-11-04
CIK 930236

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	RWT	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	114,674,962	shares outstanding as of November 1, 2021

REDWOOD TRUST, INC.
2021 FORM 10-Q REPORT

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share Data) (Unaudited)	September 30, 2021	December 31, 2020
ASSETS (1)
Residential loans, held-for-sale, at fair value	$1,495,079	$176,641
Residential loans, held-for-investment, at fair value	4,721,389	4,072,410
Business purpose loans, held-for-sale, at fair value	466,346	245,394
Business purpose loans, held-for-investment, at fair value	4,227,209	3,890,959
Multifamily loans, held-for-investment, at fair value	482,791	492,221
Real estate securities, at fair value	353,286	344,125
Other investments	422,366	348,175
Cash and cash equivalents	556,989	461,260
Restricted cash	88,717	83,190
Intangible assets	45,246	56,865
Derivative assets	51,103	53,238
Other assets	162,193	130,588
Total Assets	$13,072,714	$10,355,066

LIABILITIES AND EQUITY (1)
Liabilities
Short-term debt, net	$1,750,941	$522,609
Derivative liabilities	10,972	16,072
Accrued expenses and other liabilities	251,576	179,340
Asset-backed securities issued (includes $7,756,101 and $6,900,362 at fair value), net	8,183,825	7,100,661
Long-term debt, net	1,499,577	1,425,485
Total liabilities	11,696,891	9,244,167
Commitments and Contingencies (see Note 16)
Equity
Common stock, par value $0.01 per share, 395,000,000 shares authorized; 114,661,762 and 112,090,006 issued and outstanding	1,147	1,121
Additional paid-in capital	2,312,272	2,264,874
Accumulated other comprehensive income (loss)	1,923	(4,221)
Cumulative earnings	1,272,845	997,277
Cumulative distributions to stockholders	(2,212,364)	(2,148,152)
Total equity	1,375,823	1,110,899
Total Liabilities and Equity	$13,072,714	$10,355,066
——————
(1)Our consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Redwood Trust, Inc. or its affiliates. At September 30, 2021 and December 31, 2020, assets of consolidated VIEs totaled $9,358,317 and $8,141,069, respectively. At September 30, 2021 and December 31, 2020, liabilities of consolidated VIEs totaled $8,391,761 and $7,348,713, respectively. See Note 4 for further discussion.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In Thousands, except Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2021	2020	2021	2020
Interest Income
Residential loans	$53,993	$44,921	$146,081	$179,331
Business purpose loans	67,129	55,637	201,640	161,710
Multifamily loans	4,846	4,918	14,492	49,960
Real estate securities	14,242	10,135	33,184	38,471
Other interest income	5,512	6,371	17,325	20,537
Total interest income	145,722	121,982	412,722	450,009
Interest Expense
Short-term debt	(11,826)	(5,145)	(30,794)	(45,119)
Asset-backed securities issued	(73,732)	(66,514)	(222,712)	(232,316)
Long-term debt	(18,196)	(28,752)	(60,865)	(72,313)
Total interest expense	(103,754)	(100,411)	(314,371)	(349,748)
Net Interest Income	41,968	21,571	98,351	100,261
Non-interest Income (Loss)
Mortgage banking activities, net	63,163	59,395	200,189	24,511
Investment fair value changes, net	26,077	107,047	120,644	(611,557)
Other income, net	2,388	(114)	8,357	3,979
Realized gains, net	6,703	602	17,803	30,419
Total non-interest income (loss), net	98,331	166,930	346,993	(552,648)
General and administrative expenses	(47,692)	(27,630)	(131,837)	(84,832)
Loan acquisition costs	(4,621)	(2,158)	(11,928)	(7,716)
Other expenses	(4,023)	(7,788)	(12,104)	(104,286)
Net Income (Loss) before (Provision for) Benefit from Income Taxes	83,963	150,925	289,475	(649,221)
Benefit from (provision for) income taxes	4,323	(9,113)	(13,907)	13,079
Net Income (Loss)	$88,286	$141,812	$275,568	$(636,142)

Basic earnings (loss) per common share	$0.75	$1.21	$2.36	$(5.60)
Diluted earnings (loss) per common share	$0.65	$1.02	$2.03	$(5.60)
Basic weighted average shares outstanding	112,995,847	113,403,102	112,754,691	113,952,308
Diluted weighted average shares outstanding	141,855,471	141,969,977	141,575,385	113,952,308

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2021	2020	2021	2020
Net Income (Loss)	$88,286	$141,812	$275,568	$(636,142)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	(2,658)	8,236	19,552	(19,890)
Reclassification of unrealized (gain) loss on available-for-sale securities to net income	(6,200)	(445)	(16,495)	(11,525)
Net unrealized loss on interest rate agreements	—	—	—	(32,806)
Reclassification of unrealized loss on interest rate agreements to net income	1,041	1,040	3,087	2,148
Total other comprehensive (loss) income	(7,817)	8,831	6,144	(62,073)
Total Comprehensive Income (Loss)	$80,469	$150,643	$281,712	$(698,215)

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended September 30, 2021

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
June 30, 2021	113,052,780	$1,131	$2,287,412	$9,740	$1,184,559	$(2,187,700)	$1,295,142
Net income	—	—	—	—	88,286	—	88,286
Other comprehensive loss	—	—	—	(7,817)	—	—	(7,817)
Issuance of common stock	1,585,709	16	19,810	—	—	—	19,826
Employee stock purchase and incentive plans	23,273	—	153	—	—	—	153
Non-cash equity award compensation	—	—	4,897	—	—	—	4,897
Common dividends declared ($0.21 per share)	—	—	—	—	—	(24,664)	(24,664)
September 30, 2021	114,661,762	$1,147	$2,312,272	$1,923	$1,272,845	$(2,212,364)	$1,375,823
For the Nine Months Ended September 30, 2021

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2020	112,090,006	$1,121	$2,264,874	$(4,221)	$997,277	$(2,148,152)	$1,110,899
Net income	—	—	—	—	275,568	—	275,568
Other comprehensive income	—	—	—	6,144	—	—	6,144
Issuance of common stock	2,391,777	24	33,176	—	—	—	33,200
Employee stock purchase and incentive plans	179,979	2	(536)	—	—	—	(534)
Non-cash equity award compensation	—	—	14,758	—	—	—	14,758
Common dividends declared ($0.55 per share)	—	—	—	—	—	(64,212)	(64,212)
September 30, 2021	114,661,762	$1,147	$2,312,272	$1,923	$1,272,845	$(2,212,364)	$1,375,823
For the Three Months Ended September 30, 2020

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
June 30, 2020	114,940,197	$1,149	$2,279,625	$(29,391)	$801,170	$(2,115,977)	$936,576
Net income	—	—	—	—	141,812	—	141,812
Other comprehensive income	—	—	—	8,831	—	—	8,831
Employee stock purchase and incentive plans	11,460	—	9	—	—	—	9
Non-cash equity award compensation	—	—	3,906	—	—	—	3,906
Share repurchases	(3,047,335)	(30)	(21,629)	—	—	—	(21,659)
Common dividends declared ($0.14 per share)	—	—	—	—	—	(16,011)	(16,011)
September 30, 2020	111,904,322	$1,119	$2,261,911	$(20,560)	$942,982	$(2,131,988)	$1,053,464

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2020

(In Thousands, except Share Data)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
(Unaudited)	Shares	Amount
December 31, 2019	114,353,036	$1,144	$2,269,617	$41,513	$1,579,124	$(2,064,167)	$1,827,231
Net loss	—	—	—	—	(636,142)	—	(636,142)
Other comprehensive loss	—	—	—	(62,073)	—	—	(62,073)
Issuance of common stock	350,088	3	5,544	—	—	—	5,547
Employee stock purchase and incentive plans	248,533	2	(2,767)	—	—	—	(2,765)
Non-cash equity award compensation	—	—	11,146	—	—	—	11,146
Share repurchases	(3,047,335)	(30)	(21,629)	—	—	—	(21,659)
Common dividends declared ($0.585 per share)	—	—	—	—	—	(67,821)	(67,821)
September 30, 2020	111,904,322	$1,119	$2,261,911	$(20,560)	$942,982	$(2,131,988)	$1,053,464

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$275,568	$(636,142)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of premiums, discounts, and securities issuance costs, net	300	6,213
Depreciation and amortization of non-financial assets	12,674	13,166
Originations of held-for-sale loans	(960,419)	(654,820)
Purchases of held-for-sale loans	(9,902,028)	(2,893,246)
Proceeds from sales of held-for-sale loans	6,948,264	3,224,526
Principal payments on held-for-sale loans	49,619	53,677
Net settlements of derivatives	27,412	(187,130)
Non-cash equity award compensation expense	14,758	11,146
Goodwill impairment expense	—	88,675
Market valuation adjustments	(292,056)	606,764
Realized gains, net	(17,803)	(30,419)
Net change in:
Accrued interest receivable and other assets	(9,680)	304,147
Accrued interest payable and accrued expenses and other liabilities	73,120	(82,489)
Net cash used in operating activities	(3,780,271)	(175,932)
Cash Flows From Investing Activities:
Originations of loan investments	(557,327)	(327,494)
Purchases of loan investments	(35,713)	—
Proceeds from sales of loan investments	9,484	1,574,160
Principal payments on loan investments	1,950,151	1,652,418
Purchases of real estate securities	(29,342)	(106,422)
Sales of securities held in consolidated securitization trusts	8,197	142,990
Proceeds from sales of real estate securities	37,500	634,709
Principal payments on real estate securities	46,904	19,446
Purchases of servicer advance investments	—	(179,419)
Principal repayments from servicer advance investments	58,248	83,124
Purchases of home equity investment contracts	(109,174)	(986)
Other investing activities, net	(15,915)	22,019
Net cash provided by investing activities	1,363,013	3,514,545
Cash Flows From Financing Activities:
Proceeds from borrowings on short-term debt	9,847,178	3,981,572
Repayments on short-term debt	(8,443,664)	(5,828,972)
Proceeds from issuance of asset-backed securities	2,822,785	1,343,845
Repayments on asset-backed securities issued	(1,549,766)	(1,037,546)
Proceeds from borrowings on long-term debt	948,674	1,251,850
Repayments on long-term debt	(1,055,475)	(2,640,007)
Net settlements of derivatives	—	(84,336)
Net proceeds from issuance of common stock	20,248	5,791
Net payments on repurchase of common stock	—	(21,659)
Taxes paid on equity award distributions	(957)	(3,009)
Dividends paid	(64,212)	(67,821)
Other financing activities, net	(6,297)	(4,876)
Net cash provided by (used in) financing activities	2,518,514	(3,105,168)
Net increase in cash, cash equivalents and restricted cash	101,256	233,445
Cash, cash equivalents and restricted cash at beginning of period (1)	544,450	290,833
Cash, cash equivalents and restricted cash at end of period (1)	$645,706	$524,278

REDWOOD TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In Thousands) (Unaudited)	Nine Months Ended September 30,
	2021	2020
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$298,507	$364,875
Taxes	28,092	218
Supplemental Noncash Information:
Real estate securities retained from loan securitizations	$9,375	$46,560
Retention of mortgage servicing rights from loan securitizations and sales	7,065	—
Deconsolidation of multifamily loans held in securitization trusts	—	(3,849,779)
Deconsolidation of multifamily ABS	—	(3,706,789)
Transfers from loans held-for-sale to loans held-for-investment	3,005,041	770,754
Transfers from loans held-for-investment to loans held-for-sale	44,922	—
Transfers from residential loans to real estate owned	21,655	12,547
Transfers from long-term debt to short-term debt	93,150	—
Right-of-use asset obtained in exchange for operating lease liability	1,135	5,362
Reduction in operating lease liability due to lease modification	—	1,466
Issuance of common stock for 5 Arches acquisition	13,375	3,375
(1)    Cash, cash equivalents, and restricted cash at September 30, 2021 includes cash and cash equivalents of $557 million and restricted cash of $89 million, and at December 31, 2020 includes cash and cash equivalents of $461 million and restricted cash of $83 million.

The accompanying notes are an integral part of these consolidated financial statements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Redwood Trust, Inc. has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable year ended December 31, 1994. We generally refer, collectively, to Redwood Trust, Inc. and those of its subsidiaries that are generally not subject to subsidiary-level corporate income tax as “the REIT” or “our REIT.” We generally refer to subsidiaries of Redwood Trust, Inc. that are subject to subsidiary-level corporate income tax as “our taxable REIT subsidiaries” or “TRS.”
Redwood was incorporated in the State of Maryland on April 11, 1994, and commenced operations on August 19, 1994. References herein to “Redwood,” the “company,” “we,” “us,” and “our” include Redwood Trust, Inc. and its consolidated subsidiaries, unless the context otherwise requires.
Note 2. Basis of Presentation
The consolidated financial statements presented herein are at September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020. These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in our annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") — as prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) — have been condensed or omitted in these interim financial statements according to these SEC rules and regulations. Management believes that the disclosures included in these interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all normal and recurring adjustments to present fairly the financial condition of the Company at September 30, 2021 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2021 should not be construed as indicative of the results to be expected for the full year.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 2. Basis of Presentation - (continued)
Principles of Consolidation
In accordance with GAAP, we determine whether we must consolidate transferred financial assets and variable interest entities (“VIEs”) for financial reporting purposes. We currently consolidate the assets and liabilities of certain Sequoia securitization entities issued prior to 2012 ("Legacy Sequoia"), certain entities formed during and after 2012 in connection with the securitization of Redwood Select prime loans and Redwood Choice expanded-prime loans ("Sequoia"), entities formed in connection with the securitization of CoreVest single-family rental and bridge loans ("CAFL"), and beginning in the third quarter of 2021, an entity ("Point HEI") formed in connection with the securitization of home equity investment contracts ("HEIs"). We also consolidate the assets and liabilities of certain Freddie Mac K-Series and Freddie Mac Seasoned Loans Structured Transaction ("SLST") securitizations in which we have invested. Each securitization entity is independent of Redwood and of each other and the assets and liabilities are not owned by and are not legal obligations of Redwood Trust, Inc. Our exposure to these entities is primarily through the financial interests we have purchased or retained, although for certain entities we are exposed to financial risks associated with our role as a sponsor or co-sponsor, servicing administrator, collateral administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
For financial reporting purposes, the underlying loans owned at the consolidated Sequoia and Freddie Mac SLST entities are shown under Residential loans held-for-investment at fair value, the underlying loans at the consolidated Freddie Mac K-Series entity are shown under Multifamily loans held-for-investment at fair value, the underlying single-family rental and bridge loans at the consolidated CAFL entities are shown under Business purpose loans held-for-investment at fair value, and the underlying HEIs at the consolidated Point HEI entity are shown under Other investments at fair value on our consolidated balance sheets. The asset-backed securities (“ABS”) issued to third parties by these entities are shown under ABS issued. In our consolidated statements of income (loss), we recorded interest income on the loans owned at these entities and interest expense on the ABS issued by these entities as well as fair value changes, other income and expenses associated with these entities' activities. See Note 14 for further discussion on ABS issued.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 2. Basis of Presentation - (continued)
In connection with the acquisitions of 5 Arches and CoreVest in 2019, we identified and recorded finite-lived intangible assets totaling $25 million and $57 million, respectively. The table below presents the amortization period and carrying value of our intangible assets, net of accumulated amortization at September 30, 2021.
Table 2.1 – Intangible Assets – Activity

	Intangible Assets at Acquisition	Accumulated Amortization at September 30, 2021	Carrying Value at September 30, 2021	Weighted Average Amortization Period (in years)
(Dollars in Thousands)
Borrower network	$45,300	$(12,672)	$32,628	7
Broker network	18,100	(9,352)	8,748	5
Non-compete agreements	9,500	(6,806)	2,694	3
Tradenames	4,000	(2,861)	1,139	3
Developed technology	1,800	(1,763)	37	2
Loan administration fees on existing loan assets	2,600	(2,600)	—	1
Total	$81,300	$(36,054)	$45,246	6
All of our intangible assets are amortized on a straight-line basis. For both of the nine months ended September 30, 2021 and 2020, we recorded intangible asset amortization expense of $12 million. Estimated future amortization expense is summarized in the table below.
Table 2.2 – Intangible Asset Amortization Expense by Year

(In Thousands)	September 30, 2021
2021 (3 months)	$3,685
2022	12,800
2023	10,091
2024	7,073
2025 and thereafter	11,597
Total Future Intangible Asset Amortization	$45,246

On a quarterly basis, we evaluate our finite-lived intangible assets for impairment indicators and additionally evaluate the useful lives of our intangible assets to determine if revisions to the remaining periods of amortization are warranted. We reviewed our finite-lived intangible assets and determined that the estimated lives were appropriate and that there were no indicators of impairment at September 30, 2021.
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
Note 3. Summary of Significant Accounting Policies

Significant Accounting Policies
Included in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2020 is a summary of our significant accounting policies. Provided below is a summary of additional accounting policies that are significant to the company's consolidated financial position and results of operations for the three and nine months ended September 30, 2021.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Recent Accounting Pronouncements
Newly Adopted Accounting Standards Updates ("ASUs")
In August 2021, the FASB issued ASU 2021-06, "Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update)." This new guidance aligns certain SEC paragraphs in the codification with new SEC rules issued in May 2020 related to changes to the disclosure requirements for acquired and disposed businesses. We adopted this guidance upon issuance in the third quarter of 2021, which did not have a material impact on our consolidated financial statements.
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
September 30, 2021
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." This new guidance clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact the adoption of this standard would have on our consolidated financial statements. Through September 30, 2021, we have not elected to apply the optional expedients and exceptions to any of our existing contracts, hedging relationships, or other transactions.
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
September 30, 2021
(Unaudited)

Note 3. Summary of Significant Accounting Policies - (continued)
The table below presents financial assets and liabilities that are subject to master netting arrangements or similar agreements categorized by financial instrument, together with corresponding financial instruments and corresponding collateral received or pledged at September 30, 2021 and December 31, 2020.
Table 3.1 – Offsetting of Financial Assets, Liabilities, and Collateral

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet	Gross Amounts Not Offset in Consolidated Balance Sheet (1)		Net Amount
September 30, 2021 (In Thousands)				Financial Instruments	Cash Collateral (Received) Pledged
Assets (2)
Interest rate agreements	$33,628	$—	$33,628	$(74)	$(32,408)	$1,146
TBAs	8,213	—	8,213	(4,278)	(3,117)	818
Total Assets	$41,841	$—	$41,841	$(4,352)	$(35,525)	$1,964

Liabilities (2)
Interest rate agreements	$(74)	$—	$(74)	$74	$—	$—
TBAs	(7,599)	—	(7,599)	4,278	3,321	—
Futures	(749)	—	(749)	—	749	—
Loan warehouse debt	(1,335,464)	—	(1,335,464)	1,335,464	—	—
Security repurchase agreements	(79,766)	—	(79,766)	79,766	—	—
Total Liabilities	$(1,423,652)	$—	$(1,423,652)	$1,419,582	$4,070	$—

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
(1)Amounts presented in these columns are limited in total to the net amount of assets or liabilities presented in the prior column ("Net Amounts of Assets (Liabilities) Presented in Consolidated Balance Sheet") by instrument. In certain cases, there is excess cash collateral or financial assets we have pledged to a counterparty (which may, in certain circumstances, be a clearinghouse) that exceed the financial liabilities subject to a master netting arrangement or similar agreement. Additionally, in certain cases, counterparties may have pledged excess cash collateral to us that exceeds our corresponding financial assets. In each case, any of these excess amounts are excluded from the table although they are separately reported in our consolidated balance sheets as assets or liabilities, respectively.
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
September 30, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)
Analysis of Consolidated VIEs
At September 30, 2021, we consolidated Legacy Sequoia, Sequoia, CAFL, Freddie Mac SLST, Freddie Mac K-Series, and Point HEI securitization entities that we determined were VIEs and for which we determined we were the primary beneficiary. Each of these entities is independent of Redwood and of each other and the assets and liabilities of these entities are not owned by and are not legal obligations of ours. Our exposure to these entities is primarily through the financial interests we have retained, although for certain securitizations, we are exposed to financial risks associated with our role as a sponsor, servicing administrator, collateral administrator, or depositor of these entities or as a result of our having sold assets directly or indirectly to these entities.
We also consolidate two Servicing Investment entities formed to invest in servicing-related assets that we determined were VIEs and for which we determined we were the primary beneficiary. At September 30, 2021, we held an 80% ownership interest in, and were responsible for the management of, each entity. See Note 10 for a further description of these entities and the investments they hold and Note 12 for additional information on the minority partner’s non-controlling interest. Additionally, we consolidated an entity that was formed to finance servicer advances that we determined was a VIE and for which we, through our control of one of the aforementioned partnerships, were the primary beneficiary. The servicer advance financing consists of non-recourse short-term securitization debt, secured by servicer advances. We consolidate the securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. See Note 13 for additional information on the servicer advance financing.
During the third quarter of 2021, we consolidated a Point securitization entity formed to invest in Point HEIs that we determined was a VIE and for which we determined we were the primary beneficiary. At September 30, 2021, we owned a portion of the subordinate certificates issued by the entity and had certain decision making rights for the entity. See Note 10 for a further description of this entity and the investments it holds and Note 12 for additional information on non-controlling interests in the entity. We consolidate the Point securitization entity, but the securitization entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)
For certain of our consolidated VIEs, we have elected to account for the assets and liabilities of these entities as collateralized financing entities ("CFE"). A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity effectively represents the fair value of the beneficial interests we own in the entity. The following table presents a summary of the assets and liabilities of these VIEs.
Table 4.1 – Assets and Liabilities of Consolidated VIEs Accounted for as Collateralized Financing Entities

September 30, 2021	Legacy Sequoia	Sequoia	CAFL SFR	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Point HEI	Total Consolidated CFE VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$242,234	$2,479,750	$—	$1,999,405	$—	$—	$—	$4,721,389
Business purpose loans, held-for-investment	—	—	3,402,410	—	—	—	—	3,402,410
Multifamily loans, held-for-investment	—	—	—	—	482,791	—	—	482,791
Other investments	—	—	—	—	—	187,880	167,442	355,322
Cash and cash equivalents	—	—	—	—	—	12,977	—	12,977
Restricted cash	148	—	—	—	—	19,872	5,033	25,053
Accrued interest receivable	232	7,869	13,451	6,068	1,321	1,068	—	30,009
Other assets	275	—	13,172	1,958	—	6,283	50	21,738
Total Assets	$242,889	$2,487,619	$3,429,033	$2,007,431	$484,112	$228,080	$172,525	$9,051,689
Short-term debt	$—	$—	$—	$—	$—	$151,910	$—	$151,910
Accrued interest payable	108	5,918	10,691	4,279	1,195	97	—	22,288
Accrued expenses and other liabilities	—	—	224	—	—	15,835	16,740	32,799
Asset-backed securities issued	239,447	2,243,299	3,126,405	1,550,111	451,402	—	145,437	7,756,101
Total Liabilities	$239,555	$2,249,217	$3,137,320	$1,554,390	$452,597	$167,842	$162,177	$7,963,098

Fair value of our investments	$3,062	$236,451	$287,813	$451,252	$31,389	$60,238	$10,348	$1,080,553
Number of VIEs	20	13	15	3	1	3	1	56

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)

December 31, 2020	Legacy Sequoia	Sequoia	CAFL SFR	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Point HEI	Total Consolidated CFE VIEs
(Dollars in Thousands)
Residential loans, held-for-investment	$285,935	$1,565,322	$—	$2,221,153	$—	$—	$—	$4,072,410
Business purpose loans, held-for-investment	—	—	3,249,194	—	—	—	—	3,249,194
Multifamily loans, held-for-investment	—	—	—	—	492,221	—	—	492,221
Other investments	—	—	—	—	—	251,773	—	251,773
Cash and cash equivalents	—	—	—	—	—	11,579	—	11,579
Restricted cash	148	—	—	—	—	23,220	—	23,368
Accrued interest receivable	305	6,802	13,055	6,754	1,337	2,334	—	30,587
Other assets	638	—	2,930	646	—	5,723	—	9,937
Total Assets	$287,026	$1,572,124	$3,265,179	$2,228,553	$493,558	$294,629	$—	$8,141,069
Short-term debt	$—	$—	$—	$—	$—	$208,375	$—	$208,375
Accrued interest payable	141	4,697	10,278	4,846	1,177	135	—	21,274
Accrued expenses and other liabilities	—	50	—	—	—	18,353	—	18,403
Asset-backed securities issued	282,326	1,347,357	3,013,093	1,793,620	463,966	—	—	6,900,362
Total Liabilities	$282,467	$1,352,104	$3,023,371	$1,798,466	$465,143	$226,863	$—	$7,148,414

Fair value of our investments	$4,559	$220,020	$241,808	$430,087	$28,415	$67,766	$—	$992,655
Number of VIEs	20	10	14	2	1	3	—	50
The following table presents income (loss) from these VIEs for the three and nine months ended September 30, 2021 and 2020.
Table 4.2 – Income (Loss) from Consolidated VIEs Accounted for as Collateralized Financing Entities

	Three Months Ended September 30, 2021
	Legacy Sequoia	Sequoia	CAFL SFR	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Point HEI	Total Consolidated CFE VIEs
(Dollars in Thousands)
Interest income	$1,042	$18,867	$48,723	$18,707	$4,846	$3,905	$—	$96,090
Interest expense	(641)	(15,368)	(37,415)	(13,303)	(4,460)	(1,018)	—	(72,205)
Net interest income	401	3,499	11,308	5,404	386	2,887	—	23,885
Non-interest income
Investment fair value changes, net	(247)	3,314	2,943	13,849	554	(2,080)	47	18,380
Other income	—	—	10	—	—	—	—	10
Total non-interest income, net	(247)	3,314	2,953	13,849	554	(2,080)	47	18,390
General and administrative expenses	—	—	—	—	—	(60)	—	(60)
Other expenses	—	—	—	—	—	(149)	—	(149)
Income from Consolidated VIEs	$154	$6,813	$14,261	$19,253	$940	$598	$47	$42,066

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)

	Nine Months Ended September 30, 2021
	Legacy Sequoia	Sequoia	CAFL SFR	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Point HEI	Total Consolidated CFE VIEs
(Dollars in Thousands)
Interest income	$3,559	$48,842	$152,445	$58,372	$14,492	$12,168	$—	$289,878
Interest expense	(2,271)	(38,848)	(118,469)	(41,698)	(13,294)	(3,414)	—	(217,994)
Net interest income	1,288	9,994	33,976	16,674	1,198	8,754	—	71,884
Non-interest income
Investment fair value changes, net	(1,162)	13,118	6,354	54,282	11,330	(5,646)	47	78,323
Other income	—	—	10	—	—	—	—	10
Total non-interest income, net	(1,162)	13,118	6,364	54,282	11,330	(5,646)	47	78,333
General and administrative expenses	—	—	—	—	—	(150)	—	(150)
Other expenses	—	—	—	—	—	(591)	—	(591)
Income from Consolidated VIEs	$126	$23,112	$40,340	$70,956	$12,528	$2,367	$47	$149,476

	Three Months Ended September 30, 2020
	Legacy Sequoia	Sequoia	CAFL SFR	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Point HEI	Total Consolidated CFE VIEs
(Dollars in Thousands)
Interest income	$1,795	$20,919	$36,181	$21,696	$4,918	$4,403	$—	$89,912
Interest expense	(1,059)	(17,828)	(26,383)	(15,473)	(4,426)	(1,587)	—	(66,756)
Net interest income	736	3,091	9,798	6,223	492	2,816	—	23,156
Non-interest income
Investment fair value changes, net	(81)	7,851	9,692	82,214	2,166	(422)	—	101,420
Total non-interest income, net	(81)	7,851	9,692	82,214	2,166	(422)	—	101,420
General and administrative expenses	—	—	—	—	—	(41)	—	(41)
Other expenses	—	—	—	—	—	(471)	—	(471)
Income from Consolidated VIEs	$655	$10,942	$19,490	$88,437	$2,658	$1,882	$—	$124,064

	Nine Months Ended September 30, 2020
	Legacy Sequoia	Sequoia	CAFL SFR	Freddie Mac SLST	Freddie Mac K-Series	Servicing Investment	Point HEI	Total Consolidated CFE VIEs
(Dollars in Thousands)
Interest income	$7,674	$68,566	$99,169	$64,869	$49,960	$13,026	$—	$303,264
Interest expense	(5,099)	(58,455)	(72,768)	(47,495)	(47,154)	(4,961)	—	(235,932)
Net interest income	2,575	10,111	26,401	17,374	2,806	8,065	—	67,332
Non-interest income
Investment fair value changes, net	(702)	(22,065)	(41,841)	(33,081)	(82,744)	(9,015)	—	(189,448)
Total non-interest income, net	(702)	(22,065)	(41,841)	(33,081)	(82,744)	(9,015)	—	(189,448)
General and administrative expenses	—	—	—	—	—	(784)	—	(784)
Other expenses	—	—	—	—	—	346	—	346
Income (Loss) from Consolidated VIEs	$1,873	$(11,954)	$(15,440)	$(15,707)	$(79,938)	$(1,388)	$—	$(122,554)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)
In addition to our consolidated VIEs for which we made the CFE election, we consolidate additional VIEs for which we did not make the CFE election, and elected to account for the ABS issued by these entities at amortized cost. These include our CAFL Bridge securitization, Freddie Mac SLST re-securitization, and Servicing Investment entities.
We consolidate the assets and liabilities of certain Sequoia, CAFL and Point HEI securitization entities, as we did not meet the GAAP sale criteria at the time we transferred financial assets to these entities. Our involvement in consolidated Sequoia, CAFL and Point HEI entities continues in the following ways: (i) we continue to hold subordinate investments in each entity, and for certain entities, more senior investments; (ii) we maintain certain discretionary rights associated with our sponsorship of, or our subordinate investments in, each entity including rights to direct loss mitigation activities; and (iii) we continue to hold a right to call the assets of certain entities (once they have been paid down below a specified threshold) at a price equal to, or in excess of, the current outstanding principal amount of the entity’s asset-backed securities issued. These factors have resulted in our continuing to consolidate the assets and liabilities of these Sequoia, CAFL and Point HEI entities in accordance with GAAP.
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
During the three months ended September 30, 2021, we did not call any of our consolidated CAFL entities. During the nine months ended September 30, 2021, we called one of our consolidated CAFL entities and repaid the associated ABS issued. In association with this call, we transferred $45 million (unpaid principal balance) of loans from held-for-investment to held-for-sale.
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
Analysis of Unconsolidated VIEs with Continuing Involvement
Since 2012, we have transferred residential loans to 50 Sequoia securitization entities sponsored by us that are still outstanding as of September 30, 2021, and accounted for these transfers as sales for financial reporting purposes, in accordance with ASC 860. We also determined we were not the primary beneficiary of these VIEs as we lacked the power to direct the activities that will have the most significant economic impact on the entities. For certain of these transfers to securitization entities, for the transferred loans where we held the servicing rights prior to the transfer and continued to hold the servicing rights following the transfer, we recorded mortgage servicing rights ("MSRs") on our consolidated balance sheets, and classified those MSRs as Level 3 assets. We also retained senior and subordinate securities in these securitizations that we classified as Level 3 assets. Our continuing involvement in these securitizations is limited to customary servicing obligations associated with retaining servicing rights (which we retain a third-party sub-servicer to perform) and the receipt of interest income associated with the securities we retained.
During the three months ended September 30, 2021, we called two of our unconsolidated Sequoia entities, and purchased $66 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized a $6 million gain on the securities we owned from these called securitizations, which was recognized through Realized gains, net on our consolidated statements of income (loss). During the nine months ended September 30, 2021, we called six of our unconsolidated Sequoia entities, and purchased $167 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized a $15 million gain on the securities we owned from these called securitizations, which was recognized through Realized gains, net on our consolidated statements of income (loss). At September 30, 2021, we held $151 million of loans for sale at fair value that were acquired following the calls.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents information related to securitization transactions that occurred during the three and nine months ended September 30, 2021 and 2020.
Table 4.3 – Securitization Activity Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Principal balance of loans transferred	$—	$—	$1,231,803	$1,573,703
Trading securities retained, at fair value	—	—	7,774	43,362
AFS securities retained, at fair value	—	—	1,600	3,198
The following table summarizes the cash flows during the three and nine months ended September 30, 2021 and 2020 between us and the unconsolidated VIEs sponsored by us and accounted for as sales since 2012.
Table 4.4 – Cash Flows Related to Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Proceeds from new transfers	$—	$—	$1,266,063	$1,610,761
MSR fees received	1,095	2,280	4,038	7,445
Funding of compensating interest, net	54	4	(116)	(293)
Cash flows received on retained securities	16,724	5,873	42,117	19,242
The following table presents the key weighted-average assumptions used to value securities retained at the date of securitization for securitizations completed during the three and nine months ended September 30, 2021 and 2020.
Table 4.5 – Assumptions Related to Assets Retained from Unconsolidated VIEs Sponsored by Redwood

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	N/A	N/A	N/A	N/A
Discount rates	N/A	N/A	N/A	N/A
Credit loss assumptions	N/A	N/A	N/A	N/A

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
At Date of Securitization	Senior IO Securities	Subordinate Securities	Senior IO Securities	Subordinate Securities
Prepayment rates	11%	11%	41%	13%
Discount rates	15%	6%	16%	6%
Credit loss assumptions	0.23%	0.23%	0.21%	0.22%

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 4. Principles of Consolidation - (continued)
The following table presents additional information at September 30, 2021 and December 31, 2020, related to unconsolidated VIEs sponsored by Redwood and accounted for as sales since 2012.
Table 4.6 – Unconsolidated VIEs Sponsored by Redwood

(In Thousands)	September 30, 2021	December 31, 2020
On-balance sheet assets, at fair value:
Interest-only, senior and subordinate securities, classified as trading	$18,380	$20,982
Subordinate securities, classified as AFS	128,874	136,475
Mortgage servicing rights	6,068	8,413
Maximum loss exposure (1)	$153,322	$165,870
Assets transferred:
Principal balance of loans outstanding	$5,542,244	$7,728,432
Principal balance of loans 30+ days delinquent	32,422	138,029
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
The following table presents key economic assumptions for assets retained from unconsolidated VIEs and the sensitivity of their fair values to immediate adverse changes in those assumptions at September 30, 2021 and December 31, 2020.
Table 4.7 – Key Assumptions and Sensitivity Analysis for Assets Retained from Unconsolidated VIEs Sponsored by Redwood

September 30, 2021	MSRs	Senior Securities (1)	Subordinate Securities
(Dollars in Thousands)
Fair value at September 30, 2021	$6,068	$18,380	$128,874
Expected life (in years) (2)	2	4	8
Prepayment speed assumption (annual CPR) (2)	36%	25%	32%
Decrease in fair value from:
10% adverse change	$502	$1,173	$57
25% adverse change	1,173	2,789	141
Discount rate assumption (2)	12%	18%	3.8%
Decrease in fair value from:
100 basis point increase	$134	$417	$9,353
200 basis point increase	261	812	17,829
Credit loss assumption (2)	N/A	0.34%	0.34%
Decrease in fair value from:
10% higher losses	N/A	$—	$2,190
25% higher losses	N/A	—	5,473

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

(1)Senior securities included $18 million and $17 million of interest-only securities at September 30, 2021 and December 31, 2020, respectively.
(2)Expected life, prepayment speed assumption, discount rate assumption, and credit loss assumption presented in the tables above represent weighted averages.
Analysis of Unconsolidated Third-Party VIEs
Third-party VIEs are securitization entities in which we maintain an economic interest, but do not sponsor. Our economic interest may include several securities and other investments from the same third-party VIE, and in those cases, the analysis is performed in consideration of all of our interests. The following table presents a summary of our interests in third-party VIEs at September 30, 2021 and December 31, 2020, grouped by asset type.
Table 4.8 – Third-Party Sponsored VIE Summary

(In Thousands)	September 30, 2021	December 31, 2020
Mortgage-Backed Securities
Senior	$4,114	$11,131
Mezzanine	—	2,014
Subordinate	201,918	173,523
Total Mortgage-Backed Securities	206,032	186,668
Excess MSR	11,368	14,133
Total Investments in Third-Party Sponsored VIEs	$217,400	$200,801
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
September 30, 2021
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
September 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the carrying values and estimated fair values of assets and liabilities that are required to be recorded or disclosed at fair value at September 30, 2021 and December 31, 2020.

Table 5.1 – Carrying Values and Fair Values of Assets and Liabilities

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In Thousands)
Assets
Residential loans, held-for-sale at fair value	$1,495,044	$1,495,044	$176,604	$176,604
Residential loans, held-for-investment	4,721,389	4,721,389	4,072,410	4,072,410
Business purpose loans, held-for-sale	466,346	466,346	245,394	245,394
Business purpose loans, held-for-investment	4,227,209	4,227,209	3,890,959	3,890,959
Multifamily loans	482,791	482,791	492,221	492,221
Real estate securities	353,286	353,286	344,125	344,125
Servicer advance investments (1)	170,062	170,062	231,489	231,489
MSRs (1)	12,389	12,389	8,815	8,815
Excess MSRs (1)	29,185	29,185	34,418	34,418
HEIs (1)	167,856	167,856	42,440	42,440
Other investments (2)	17,574	17,574	18,847	18,847
Cash and cash equivalents	556,989	556,989	461,260	461,260
Restricted cash	88,717	88,717	83,190	83,190
Derivative assets	51,103	51,103	53,238	53,238
REO (3)	18,863	21,657	8,413	9,229
Margin receivable (3)	16,503	16,503	4,758	4,758
FHLBC stock (3)	10	10	5,000	5,000
Pledged collateral (3)	—	—	1,177	1,177
Liabilities
Short-term debt	$1,750,941	$1,750,941	$522,609	$522,609
Margin payable (4)	48,298	48,298	—	—
Guarantee obligation (4)	7,902	5,263	10,039	7,843
Point HEI non-controlling interest	16,722	16,722	—	—
Derivative liabilities	10,972	10,972	16,072	16,072
ABS issued, net
Fair value	7,756,101	7,756,101	6,900,362	6,900,362
Amortized cost	427,724	428,059	200,299	204,892
Other long-term debt, net (5)	847,889	848,929	774,726	783,570
Convertible notes, net (5)	512,979	539,067	511,085	499,865
Trust preferred securities and subordinated notes, net (5)	138,709	94,163	138,674	80,910
(1)These investments are included in Other investments on our consolidated balance sheets.
(2)Comprised of financial instruments included in Other investments on our consolidated balance sheets.
(3)These assets are included in Other assets on our consolidated balance sheets.
(4)These liabilities are included in Accrued expenses and other liabilities on our consolidated balance sheets.
(5)These liabilities are included in Long-term debt, net on our consolidated balance sheets.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
During the three and nine months ended September 30, 2021, we elected the fair value option for $11 million and $37 million of securities, respectively, $3.17 billion and $9.75 billion of residential loans (principal balance), respectively, $637 million and $1.55 billion of business purpose loans (principal balance), respectively, $5 million and $9 million of MSRs, respectively, and $11 million and $15 million of other financial instruments, respectively. Additionally, during the three months ended September 30, 2021, we elected the fair value option for $122 million of HEIs. We anticipate electing the fair value option for all future purchases of residential and business purpose loans that we intend to sell to third parties or transfer to securitizations, for business purpose bridge loans, HEIs, MSRs retained from sales of residential loans, and for certain securities we purchase, including IO securities and fixed-rate securities rated investment grade or higher.
The following table presents the assets and liabilities that are reported at fair value on our consolidated balance sheets on a recurring basis at September 30, 2021 and December 31, 2020, as well as the fair value hierarchy of the valuation inputs used to measure fair value.
Table 5.2 – Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2021	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$6,216,433	$—	$—	$6,216,433
Business purpose loans	4,693,555	—	—	4,693,555
Multifamily loans	482,791	—	—	482,791
Real estate securities	353,286	—	—	353,286
Servicer advance investments	170,062	—	—	170,062
MSRs	12,389	—	—	12,389
Excess MSRs	29,185	—	—	29,185
HEIs	167,856	—	—	167,856
Other investments	17,574	—	—	17,574
Derivative assets	51,103	8,213	33,628	9,262

Liabilities
Non-controlling interest in consolidated Point HEI entity	$16,722	$—	$—	$16,722
Derivative liabilities	10,972	8,348	74	2,550
ABS issued	7,756,101	—	—	7,756,101

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)

December 31, 2020	Carrying Value	Fair Value Measurements Using
(In Thousands)		Level 1	Level 2	Level 3
Assets
Residential loans	$4,249,014	$—	$—	$4,249,014
Business purpose loans	4,136,353	—	—	4,136,353
Multifamily loans	492,221	—	—	492,221
Real estate securities	344,125	—	—	344,125
Servicer advance investments	231,489	—	—	231,489
MSRs	8,815	—	—	8,815
Excess MSRs	34,418	—	—	34,418
HEIs	42,440	—	—	42,440
Other investments	18,847	—	—	18,847
Derivative assets	53,238	18,260	19,951	15,027
Pledged collateral	1,177	1,177	—	—
FHLBC stock	5,000	—	5,000	—

Liabilities
Derivative liabilities	$16,072	$15,495	$—	$577
ABS issued	6,900,362	—	—	6,900,362

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2021.
Table 5.3 – Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets
	Residential Loans	Business Purpose Loans	Multifamily Loans	Trading Securities	AFS Securities	Servicer Advance Investments	Excess MSRs	HEIs	Other
(In Thousands)
Beginning balance - December 31, 2020	$4,249,014	$4,136,353	$492,221	$125,667	$218,458	$231,489	$34,418	$42,440	$27,662
Acquisitions	9,926,335	38,176	—	37,117	1,600	—	—	122,373	14,615
Originations	—	1,515,262	—	—	—	—	—	—	—
Sales	(6,958,669)	(9,484)	—	(32,704)	(4,785)	—	—	—	—
Principal paydowns	(1,051,390)	(942,096)	(5,685)	(1,783)	(45,120)	(58,248)	—	(10,220)	(9,224)
Gains (losses) in net income (loss), net	53,549	(25,658)	(3,745)	24,713	26,998	(3,179)	(5,233)	13,263	(2,974)
Unrealized losses in OCI, net	—	—	—	—	3,125	—	—	—	—
Other settlements, net (1)	(2,406)	(18,998)	—	—	—	—	—	—	(116)
Ending balance - September 30, 2021	$6,216,433	$4,693,555	$482,791	$153,010	$200,276	$170,062	$29,185	$167,856	$29,963

		Liabilities
	Derivatives (2)	Point HEI Non-Controlling Interest	ABS Issued
(In Thousands)
Beginning balance - December 31, 2020	$14,450	$—	$6,900,362
Acquisitions	—	16,639	2,552,785
Principal paydowns	—	—	(1,500,357)
Gains (losses) in net income (loss), net	17,806	83	(196,689)
Other settlements, net (1)	(25,544)	—	—
Ending balance - September 30, 2021	$6,712	$16,722	$7,756,101
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
September 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents the portion of gains or losses included in our consolidated statements of income (loss) that were attributable to Level 3 assets and liabilities recorded at fair value on a recurring basis and held at September 30, 2021 and 2020. Gains or losses incurred on assets or liabilities sold, matured, called, or fully written down during the three and nine months ended September 30, 2021 and 2020 are not included in this presentation.
Table 5.4 – Portion of Net Gains (Losses) Attributable to Level 3 Assets and Liabilities Still Held at September 30, 2021 and 2020 Included in Net Income

	Included in Net Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Assets
Residential loans at Redwood	$6,553	$(107)	$9,371	$(865)
Business purpose loans	18,810	21,155	19,829	17,901
Net investments in consolidated Sequoia entities (1)	2,885	7,700	11,779	(22,802)
Net investments in consolidated Freddie Mac SLST entities (1)	13,781	82,209	54,006	(33,087)
Net investments in consolidated Freddie Mac K-Series entity (1)	555	2,165	11,330	(11,014)
Net investments in consolidated CAFL SFR entities (1)	2,943	9,673	5,500	(41,048)
Net investment in consolidated Point HEI entity (1)	47	—	129	—
Trading securities	1,547	(3,549)	3,824	(80,358)
Servicer advance investments	(2,079)	25	(3,179)	(6,172)
MSRs	(235)	(2,376)	(49)	(16,798)
Excess MSRs	(803)	(1,127)	(5,233)	(7,650)
HEIs at Redwood	(41)	2,384	21	(4,286)
Loan purchase and interest rate lock commitments	9,021	10,791	9,261	10,773

Liabilities
Non-controlling interest in consolidated Point HEI entity	$(83)	$—	$(83)	$—
Loan purchase commitments	(2,570)	420	(2,550)	(1,334)
(1)    Represents the portion of net gains or losses included in our consolidated statements of income (loss) related to loans, securitized HEIs, and the associated ABS issued at our consolidated securitization entities held at September 30, 2021 and 2020, which netted together represent the change in value of our investments at the consolidated VIEs, excluding REO.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
The following table presents information on assets recorded at fair value on a non-recurring basis at September 30, 2021. This table does not include the carrying value and gains or losses associated with the asset types below that were not recorded at fair value on our consolidated balance sheets at September 30, 2021.
Table 5.5 – Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at September 30, 2021

					Gain (Loss) for
September 30, 2021	Carrying Value	Fair Value Measurements Using			Three Months Ended	Nine Months Ended
(In Thousands)		Level 1	Level 2	Level 3	September 30, 2021	September 30, 2021
Assets
REO	$622	$—	$—	$622	$(1)	$(4)

The following table presents the net market valuation gains and losses recorded in each line item of our consolidated statements of income for the three and nine months ended September 30, 2021 and 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.6 – Market Valuation Gains and Losses, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Mortgage Banking Activities, Net
Residential loans held-for-sale, at fair value	$9,045	$(478)	$57,145	$(15,972)
Residential loan purchase commitments	18,817	13,067	18,351	35,123
Single-family rental loans held-for-sale, at fair value	19,205	43,191	54,675	55,868
Single-family rental loan interest rate lock commitments	(744)	—	—	341
Bridge loans	3,433	938	6,702	(4,256)
Trading securities (1)	32	—	(342)	—
Risk management derivatives, net	3,539	(99)	38,117	(52,931)
Total mortgage banking activities, net (2)	$53,327	$56,619	$174,648	$18,173
Investment Fair Value Changes, Net
Residential loans at Redwood	$816	$218	$2,423	$(93,314)
Single-family rental loans held-for-investment	—	—	—	(20,806)
Bridge loans held-for-investment	900	6,812	4,142	(10,016)
Trading securities	1,546	(3,600)	25,067	(224,679)
Servicer advance investments	(2,079)	26	(3,179)	(6,172)
Excess MSRs	(803)	(1,127)	(5,233)	(7,650)
Net investments in Legacy Sequoia entities (3)	(247)	(81)	(1,162)	(702)
Net investments in Sequoia entities (3)	3,314	7,851	13,118	(22,065)
Net investments in Freddie Mac SLST entities (3)	13,849	82,214	54,282	(33,081)
Net investment in Freddie Mac K-Series entity (3)	554	2,166	11,330	(82,744)
Net investments in CAFL entities (3)	2,943	9,673	6,354	(41,048)
Net investment in Point HEI entity (3)	47	—	47	—
HEIs at Redwood	5,622	2,384	13,017	(4,286)
Other investments	(385)	67	50	(4,825)
Risk management derivatives, net	—	—	—	(59,142)
Credit recoveries (losses) on AFS securities	—	444	388	(1,027)
Total investment fair value changes, net	$26,077	$107,047	$120,644	$(611,557)
Other Income
MSRs	$(989)	$(4,783)	$(3,236)	$(27,346)
Risk management derivatives, net	—	—	—	13,966
Total other income (4)	$(989)	$(4,783)	$(3,236)	$(13,380)
Total Market Valuation Gains (Losses), Net	$78,415	$158,883	$292,056	$(606,764)
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
(3)Includes changes in fair value of the residential loans held-for-investment, securitized Point HEIs, REO and the ABS issued at the entities, which netted together represent the change in value of our investments at the consolidated VIEs.
(4)Other income presented above does not include net MSR fee income or provisions for repurchases for MSRs, as these amounts do not represent market valuation adjustments.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
At September 30, 2021, our valuation policy and processes had not changed from those described in our Annual Report on Form 10-K for the year ended December 31, 2020. The following table provides quantitative information about the significant unobservable inputs used in the valuation of our Level 3 assets and liabilities measured at fair value.
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments

September 30, 2021	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average(1)
Assets
Residential loans, at fair value:
Jumbo fixed-rate loans	$624,477	Prepayment rate (annual CPR)	20	-	20%		20%
		Whole loan spread to TBA price	$3.00	-	$3.00		$3.00
		Whole loan spread to swap rate	202	-	202	bps	202	bps

Jumbo loans committed to sell	870,568	Whole loan committed sales price	$101.90	-	$103.32		$102.46

Loans held by Legacy Sequoia (2)	242,234	Liability price			N/A		N/A

Loans held by Sequoia (2)	2,479,750	Liability price			N/A		N/A

Loans held by Freddie Mac SLST (2)	1,999,405	Liability price			N/A		N/A

Business purpose loans:
Single-family rental loans	466,346	Senior credit spread	65	-	65	bps	65	bps
		Subordinate credit spread	110	-	1,523	bps	401	bps
		Senior credit support	35	-	35%		35%
		IO discount rate	9	-	9%		9%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Non-securitizable loan dollar price	$76	-	$111		$101

Single-family rental loans held by CAFL (2)	3,402,410	Liability price			N/A		N/A

Bridge loans	824,799	Discount rate	4	-	15%		6%

Multifamily loans held by Freddie Mac K-Series (2)	482,791	Liability price			N/A		N/A

Trading and AFS securities	353,286	Discount rate	2	-	38%		7%
		Prepayment rate (annual CPR)	8	-	58%		27%
		Default rate	—	-	25%		4%
		Loss severity	—	-	50%		24%
		CRT dollar price	$96	-	$116		$104

Servicer advance investments	170,062	Discount rate	2	-	3%		2%
		Prepayment rate (annual CPR)	20	-	30%		21%
		Expected remaining life (3)	5	-	5	years	5	years
		Mortgage servicing income	2	-	11	bps	9	bps

MSRs	12,389	Discount rate	12	-	15%		13%
		Prepayment rate (annual CPR)	6	-	80%		28%
		Per loan annual cost to service	$95	-	$95		$95

Excess MSRs	29,185	Discount rate	13	-	16%		15%
		Prepayment rate (annual CPR)	21	-	30%		25%
		Excess mortgage servicing income	8	-	17	bps	11	bps

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 5. Fair Value of Financial Instruments - (continued)
Table 5.7 – Fair Value Methodology for Level 3 Financial Instruments (continued)

September 30, 2021	Fair Value		Input Values
(Dollars in Thousands, except Input Values)		Unobservable Input	Range				Weighted Average (1)
Assets (continued)
HEIs at Redwood	$414	Dollar Price	$92	-	$124		$105

HEIs held by Point HEI entity	167,442	Liability price			N/A		N/A

REO	622	Loss severity	11	-	40%		22%

Residential loan purchase commitments, net	6,712	Committed sales price	$102.11	-	$102.77		$102.54
		Pull-through rate	4	-	100%		71%
		Whole loan spread to TBA price	$3.00	-	$3.00		$3.00
		Whole loan spread to swap rate	185	-	202	bps	201	bps
		Prepayment rate (annual CPR)	20	-	20%		20%

Liabilities
ABS issued (2):
At consolidated Sequoia entities	2,482,746	Discount rate	1	-	18%		3%
		Prepayment rate (annual CPR)	7	-	55%		33%
		Default rate	—	-	36%		2%
		Loss severity	25	-	50%		32%

At consolidated CAFL SFR entities (4)	3,126,405	Discount rate	1	-	13%		3%
		Prepayment rate (annual CPR)	3	-	3%		3%
		Default rate	2	-	18%		9%
		Loss severity	30	-	30%		30%

At consolidated Freddie Mac SLST entities	1,550,111	Discount rate	2	-	7%		3%
		Prepayment rate (annual CPR)	6	-	8%		6%
		Default rate	9	-	10%		9%
		Loss severity	35	-	35%		35%

At consolidated Freddie Mac K-Series entities (4)	451,402	Discount rate	1	-	8%		2%

At consolidated Point HEI entity (4)	145,437	Discount rate	3	-	15%		4%
		Prepayment rate (annual CPR)	20	-	20%		20%
		Default rate	6	-	6%		6%
		Loss severity	25	-	25%		25%
		Home price appreciation	3	-	4%		3%

(1)The weighted average input values for all loan types are based on the unpaid principal balance. The weighted average input values for all other assets and liabilities are based on relative fair value.
(2)The fair value of the loans and HEIs held by consolidated entities was based on the fair value of the ABS issued by these entities and the securities and other investments we own in those entities, which we determined were more readily observable in accordance with accounting guidance for collateralized financing entities. At September 30, 2021, the fair value of securities we owned at the consolidated Sequoia, CAFL SFR, Freddie Mac SLST, Freddie Mac K-Series, and Point HEI entities was $240 million, $288 million, $451 million, $31 million, and $10 million, respectively.
(3)Represents the estimated average duration of outstanding servicer advances at a given point in time (not taking into account new advances made with respect to the pool).
(4)As a market convention, certain securities are priced to a no-loss yield and therefore do not include default and loss severity assumptions.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
In addition to the Level 3 financial instruments included in Table 5.7 above, certain of our Other investments (comprised of strategic investments in early-stage start-up companies) are Level 3 financial instruments that we account for under the fair value option. These investments generally take the form of equity or debt with conversion features and do not have readily determinable fair values. We generally value these assets based on our original investment price until there is an observable price change in an orderly transaction for the identical or similar investment of the same issuer.
Note 6. Residential Loans
We acquire residential loans from third-party originators and may sell or securitize these loans or hold them for investment. The following table summarizes the classifications and carrying values of the residential loans owned at Redwood and at consolidated Sequoia and Freddie Mac SLST entities at September 30, 2021 and December 31, 2020.
Table 6.1 – Classifications and Carrying Values of Residential Loans

September 30, 2021		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$1,495,079	$—	$—	$—	$1,495,079
Held-for-investment at fair value	—	242,234	2,479,750	1,999,405	4,721,389
Total Residential Loans	$1,495,079	$242,234	$2,479,750	$1,999,405	$6,216,468

December 31, 2020		Legacy		Freddie Mac
(In Thousands)	Redwood	Sequoia	Sequoia	SLST	Total
Held-for-sale at fair value	$176,641	$—	$—	$—	$176,641
Held-for-investment at fair value	—	285,935	1,565,322	2,221,153	4,072,410
Total Residential Loans	$176,641	$285,935	$1,565,322	$2,221,153	$4,249,051
At September 30, 2021, we owned mortgage servicing rights associated with $1.40 billion (principal balance) of residential loans owned at Redwood that were purchased from third-party originators. The value of these MSRs is included in the carrying value of the associated loans on our consolidated balance sheets. We contract with licensed sub-servicers that perform servicing functions for these loans.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Sale
At Fair Value
The following table summarizes the characteristics of residential loans held-for-sale at September 30, 2021 and December 31, 2020.
Table 6.2 – Characteristics of Residential Loans Held-for-Sale

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Number of loans	1,958	198
Unpaid principal balance	$1,464,767	$172,748
Fair value of loans	$1,495,079	$176,641
Market value of loans pledged as collateral under short-term borrowing agreements	$1,478,424	$156,355

Delinquency information
Number of loans with 90+ day delinquencies	4	1
Unpaid principal balance of loans with 90+ day delinquencies	$3,159	$1,882
Fair value of loans with 90+ day delinquencies	$2,490	$1,223
Number of loans in foreclosure	—	—
The following table provides the activity of residential loans held-for-sale during the three and nine months ended September 30, 2021 and 2020.
Table 6.3 – Activity of Residential Loans Held-for-Sale

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Principal balance of loans acquired	$3,167,186	$172,162	$9,747,867	$2,859,813
Principal balance of loans sold	2,360,862	87,868	6,787,490	4,750,615
Principal balance of loans transferred to HFI	448,878	—	1,623,000	274,048
Net market valuation gains (losses) recorded (1)	9,861	(478)	59,568	(15,972)
(1)Net market valuation gains (losses) on residential loans held-for-sale are recorded primarily through Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 6. Residential Loans - (continued)
Residential Loans Held-for-Investment at Fair Value
We invest in residential subordinate securities issued by Legacy Sequoia, Sequoia, and Freddie Mac SLST securitization trusts and consolidate the underlying residential loans owned by these entities for financial reporting purposes in accordance with GAAP. The following tables summarize the characteristics of the residential loans owned at consolidated Sequoia and Freddie Mac SLST entities at September 30, 2021 and December 31, 2020.
Table 6.4 – Characteristics of Residential Loans Held-for-Investment

September 30, 2021	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,653	3,022	12,444
Unpaid principal balance	$278,815	$2,447,402	$2,022,724
Fair value of loans	$242,234	$2,479,750	$1,999,405

Delinquency information
Number of loans with 90+ day delinquencies (1)	40	30	1,168
Unpaid principal balance of loans with 90+ day delinquencies	$14,038	$24,438	$209,913
Fair value of loans with 90+ day delinquencies (2)	N/A	N/A	N/A
Number of loans in foreclosure	18	4	305
Unpaid principal balance of loans in foreclosure	$4,416	$2,863	$52,319

December 31, 2020	Legacy		Freddie Mac
(Dollars in Thousands)	Sequoia	Sequoia	SLST
Number of loans	1,908	2,177	13,605
Unpaid principal balance	$333,474	$1,550,454	$2,247,771
Fair value of loans	$285,935	$1,565,322	$2,221,153

Delinquency information
Number of loans with 90+ day delinquencies (1)	52	94	2,110
Unpaid principal balance of loans with 90+ day delinquencies	$17,285	$74,742	$389,245
Fair value of loans with 90+ day delinquencies (2)	N/A	N/A	N/A
Number of loans in foreclosure	21	3	245
Unpaid principal balance of loans in foreclosure	$4,939	$2,251	$38,610
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 6. Residential Loans - (continued)
The following table provides the activity of residential loans held-for-investment at Redwood during the three and nine months ended September 30, 2021 and 2020.
Table 6.5 – Activity of Residential Loans Held-for-Investment at Redwood

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Fair value of loans transferred from HFS to HFI	$—	$—	$—	$13,258
Fair value of loans transferred from HFI to HFS	—	—	—	1,870,986
Net market valuation gains (losses) recorded (1)	—	218	—	(93,314)
(1)Subsequent to the transfer of these loans to our investment portfolio, net market valuation gains (losses) on residential loans held-for-investment at Redwood are recorded through Investment fair value changes, net on our consolidated statements of income (loss).
The following table provides the activity of residential loans held-for-investment at consolidated entities during the three and nine months ended September 30, 2021 and 2020.
Table 6.6 – Activity of Residential Loans Held-for-Investment at Consolidated Entities

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$464,189	N/A	N/A	$—	N/A
Net market valuation gains (losses) recorded (2)	(2,580)	(11,663)	(13,836)	21,938	(5,175)	159,687

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Legacy		Freddie Mac	Legacy		Freddie Mac
(In Thousands)	Sequoia	Sequoia	SLST	Sequoia	Sequoia	SLST
Fair value of loans transferred from HFS to HFI (1)	N/A	$1,669,683	N/A	N/A	$270,506	N/A
Net market valuation gains (losses) recorded (2)	9,896	(27,076)	5,177	(38,996)	(21,727)	15,254
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 7. Business Purpose Loans
We originate and invest in business purpose loans, including single-family rental ("SFR") loans and bridge loans. The following table summarizes the classifications and carrying values of the business purpose loans owned at Redwood and at consolidated CAFL entities at September 30, 2021 and December 31, 2020.
Table 7.1 – Classifications and Carrying Values of Business Purpose Loans

September 30, 2021	Single-Family Rental		Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$466,346	—	$—	$—	$466,346
Held-for-investment at fair value	—	3,402,410	548,445	276,354	4,227,209
Total Business Purpose Loans	$466,346	$3,402,410	$548,445	$276,354	$4,693,555

December 31, 2020	Single-Family Rental		Bridge
(In Thousands)	Redwood	CAFL	Redwood	CAFL	Total
Held-for-sale at fair value	$245,394	$—	$—	$—	$245,394
Held-for-investment at fair value	—	3,249,194	641,765	—	3,890,959
Total Business Purpose Loans	$245,394	$3,249,194	$641,765	$—	$4,136,353
Single-Family Rental Loans
Nearly all of the outstanding single-family rental loans at September 30, 2021 were first-lien, fixed-rate loans with original maturities of five, seven, or ten years, with less than 1% with original maturities of 30 years.
Bridge Loans
The outstanding bridge loans held-for-investment at September 30, 2021 were first-lien, interest-only loans with original maturities of six to 24 months and were comprised of 69% one-month LIBOR-indexed adjustable-rate loans and 31% fixed-rate loans.
At September 30, 2021, we had a $426 million commitment to fund bridge loans. See Note 16 for additional information on this commitment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 7. Business Purpose Loans - (continued)
The following table provides the activity of business purpose loans at Redwood during the three and nine months ended September 30, 2021 and 2020.
Table 7.2 – Activity of Business Purpose Loans at Redwood

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(In Thousands)	SFR at Redwood	Bridge at Redwood	SFR at Redwood	Bridge at Redwood
Principal balance of loans originated	$392,620	$208,938	$195,744	$65,517
Principal balance of loans acquired	2,463	35,713	—	—
Principal balance of loans sold to third parties	—	253	7,695	1,567
Fair value of loans transferred from HFS to HFI (1)	332,670	276,354	326,405	N/A
Fair value of loans transferred from HFI to HFS (2)	—	N/A	—	N/A
Mortgage banking activities income (loss) recorded (3)	19,205	3,691	43,191	29
Investment fair value changes recorded (4)	—	900	—	6,812

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(In Thousands)	SFR at Redwood	Bridge at Redwood	SFR at Redwood	Bridge at Redwood
Principal balance of loans originated	$957,935	$557,327	$631,749	$351,353
Principal balance of loans acquired	2,463	35,713	—	—
Principal balance of loans sold to third parties	—	9,484	33,843	23,860
Fair value of loans transferred from HFS to HFI (1)	799,375	276,354	925,437	N/A
Fair value of loans transferred from HFI to HFS (2)	44,922	N/A	—	N/A
Mortgage banking activities income (loss) recorded (3)	54,675	5,212	54,731	(3,412)
Investment fair value changes recorded (4)	—	4,142	(20,806)	(10,016)
(1)Represents the transfer of loans from held-for-sale to held-for-investment associated with CAFL securitizations.
(2)Represents the transfer of single-family rental loans from held-for-investment to held-for-sale associated with the call of a consolidated CAFL securitization during the second quarter of 2021.
(3)Represents net market valuation changes from the time a loan is originated to when it is sold or transferred to our investment portfolio. Additionally, for the three and nine months ended September 30, 2021, we recorded loan origination fee income of $9 million and $22 million, respectively, through Mortgage banking activities, net on our consolidated statements of income (loss). For the three and nine months ended September 30, 2020, we recorded loan origination fee income of $3 million and $13 million, respectively, through Mortgage banking activities, net on our consolidated statements of income (loss).
(4)Represents net market valuation changes for loans classified as held-for-investment.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Business Purpose Loans Held-for-Investment at CAFL
    We invest in securities issued by CAFL securitizations sponsored by CoreVest and consolidate the underlying single-family rental loans and bridge loans owned by these entities. During the nine months ended September 30, 2021, we transferred three CAFL loans with a fair value of $12 million to REO, which is included in Other assets on our consolidated balance sheets.
The following table provides the activity of business purpose loans held-for-investment at CAFL during the three and nine months ended September 30, 2021 and 2020.
Table 7.3 – Activity of Business Purpose Loans Held-for-Investment at CAFL

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(In Thousands)	SFR at CAFL	Bridge at CAFL	SFR at CAFL	Bridge at CAFL
Net market valuation gains (losses) recorded (1)	$(34,803)	$—	$88,271	$—

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(In Thousands)	SFR at CAFL	Bridge at CAFL	SFR at CAFL	Bridge at CAFL
Net market valuation gains (losses) recorded (1)	$(96,934)	$—	$(14,319)	$—
(1)For loans held at our consolidated CAFL entities, market value changes are based on the estimated fair value of the associated ABS issued, including securities we own, pursuant to collateralized financing entity guidelines. The net impact to our income statement associated with our economic investments in these securitization entities is presented in Table 4.2.
REO
See Note 12 for detail on BPL loans transferred to REO during 2021.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 7. Business Purpose Loans - (continued)
Business Purpose Loan Characteristics
The following tables summarize the characteristics of the business purpose loans owned at Redwood and at consolidated CAFL entities at September 30, 2021 and December 31, 2020.
Table 7.4 – Characteristics of Business Purpose Loans

September 30, 2021	SFR at Redwood	SFR at CAFL	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Number of loans	123	1,157	1,092	1,589
Unpaid principal balance	$451,295	$3,207,118	$550,711	$272,243
Fair value of loans	$466,346	$3,402,411	$548,445	$276,354
Weighted average coupon	4.57%	5.27%	7.48%	7.19%
Weighted average remaining loan term (years)	7	6	1	1
Market value of loans pledged as collateral under short-term debt facilities	$127,930	N/A	$126,725	N/A
Market value of loans pledged as collateral under long-term debt facilities	$298,014	N/A	$373,597	N/A

Delinquency information
Number of loans with 90+ day delinquencies (1)	7	15	35	—
Unpaid principal balance of loans with 90+ day delinquencies	$5,067	$39,423	$30,132	$—
Fair value of loans with 90+ day delinquencies (2)	$2,664	N/A	$26,525	$—
Number of loans in foreclosure	6	10	34	—
Unpaid principal balance of loans in foreclosure	$4,978	$22,004	$26,177	$—
Fair value of loans in foreclosure (2)	$2,619	N/A	$22,570	$—

December 31, 2020	SFR at Redwood	SFR at CAFL	Bridge at Redwood	Bridge at CAFL
(Dollars in Thousands)
Number of loans	65	1,094	1,725	—
Unpaid principal balance	$234,475	$3,017,137	$649,532	$—
Fair value of loans	$245,394	$3,249,194	$641,765	$—
Weighted average coupon	4.84%	5.44%	8.09%	—%
Weighted average remaining loan term (years)	8	5	1	—
Market value of loans pledged as collateral under short-term debt facilities	$34,098	N/A	$92,931	N/A
Market value of loans pledged as collateral under long-term debt facilities	$154,774	N/A	$544,151	N/A

Delinquency information
Number of loans with 90+ day delinquencies (1)	10	22	31	—
Unpaid principal balance of loans with 90+ day delinquencies	$7,127	$61,440	$39,415	$—
Fair value of loans with 90+ day delinquencies (2)	$6,143	N/A	$33,605	$—
Number of loans in foreclosure	—	10	25	—
Unpaid principal balance of loans in foreclosure	$—	$24,745	$38,552	$—
Fair value of loans in foreclosure (2)	$—	N/A	$33,066	$—
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 8. Multifamily Loans
We invest in multifamily subordinate securities issued by a Freddie Mac K-Series securitization trust and consolidate the underlying multifamily loans owned by this entity for financial reporting purposes in accordance with GAAP. The following table summarizes the characteristics of the multifamily loans consolidated at Redwood at September 30, 2021 and December 31, 2020.
Table 8.1 – Characteristics of Multifamily Loans

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Number of loans	28	28
Unpaid principal balance	$457,123	$462,808
Fair value of loans	$482,791	$492,221
Weighted average coupon	4.25%	4.25%
Weighted average remaining loan term (years)	4	5

Delinquency information
Number of loans with 90+ day delinquencies	—	—
Number of loans in foreclosure	—	—
The outstanding multifamily loans held-for-investment at the consolidated Freddie Mac K-Series entity at September 30, 2021 were first-lien, fixed-rate loans that were originated in 2015. The following table provides the activity of multifamily loans held-for-investment during the three and nine months ended September 30, 2021 and 2020.
Table 8.2 – Activity of Multifamily Loans Held-for-Investment

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Net market valuation gains (losses) recorded (1)	$(487)	$2,340	$(3,745)	$(61,500)
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
Note 9. Real Estate Securities
We invest in real estate securities that we create and retain from our Sequoia securitizations or acquire from third parties. The following table presents the fair values of our real estate securities by type at September 30, 2021 and December 31, 2020.
Table 9.1 – Fair Values of Real Estate Securities by Type

(In Thousands)	September 30, 2021	December 31, 2020
Trading	$153,010	$125,667
Available-for-sale	200,276	218,458
Total Real Estate Securities	$353,286	$344,125
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
September 30, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

Trading Securities
We elected the fair value option for certain securities and classify them as trading securities. Our trading securities include both residential and multifamily mortgage-backed securities, and our residential securities also include securities backed by re-performing loans ("RPL"). The following table presents the fair value of trading securities by position and collateral type at September 30, 2021 and December 31, 2020.
Table 9.2 – Fair Value of Trading Securities by Position

(In Thousands)	September 30, 2021	December 31, 2020
Senior
Interest-only securities (1)	$22,494	$28,464
Total Senior	22,494	28,464
Mezzanine
Sequoia securities	—	3,649
Total Mezzanine	—	3,649
Subordinate
RPL securities	64,845	47,448
Multifamily securities	11,298	5,592
Other third-party residential securities	54,373	40,514
Total Subordinate	130,516	93,554
Total Trading Securities	$153,010	$125,667
(1)Includes $15 million and $13 million of Sequoia certificated mortgage servicing rights at September 30, 2021 and December 31, 2020, respectively.
The following table presents the unpaid principal balance of trading securities by position and collateral type at September 30, 2021 and December 31, 2020.
Table 9.3 – Unpaid Principal Balance of Trading Securities by Position

(In Thousands)	September 30, 2021	December 31, 2020
Senior (1)	$—	$—
Mezzanine	—	3,577
Subordinate	216,771	242,278
Total Trading Securities	$216,771	$245,855
(1)Our senior trading securities include interest-only securities, for which there is no principal balance.
The following table provides the activity of trading securities during the three and nine months ended September 30, 2021 and 2020.
Table 9.4 – Trading Securities Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Principal balance of securities acquired	$10,750	$11,000	$28,380	$77,721
Principal balance of securities sold	750	15,903	53,561	720,517
Net market valuation gains (losses) recorded (1)	1,578	(3,600)	24,725	(224,679)
(1)Net market valuation gains (losses) on trading securities are recorded through Investment fair value changes, net and Mortgage banking activities, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities
The following table presents the fair value of our available-for-sale securities by position and collateral type at September 30, 2021 and December 31, 2020.
Table 9.5 – Fair Value of Available-for-Sale Securities by Position

(In Thousands)	September 30, 2021	December 31, 2020
Mezzanine
Other third-party residential securities	$—	$2,014
Total Mezzanine	—	2,014
Subordinate
Sequoia securities	128,874	136,475
Multifamily securities	31,320	43,663
Other third-party residential securities	40,082	36,306
Total Subordinate	200,276	216,444
Total AFS Securities	$200,276	$218,458
The following table provides the activity of available-for-sale securities during the three and nine months ended September 30, 2021 and 2020.
Table 9.6 – Available-for-Sale Securities Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Fair value of securities acquired	$—	$25,483	$1,600	$56,664
Fair value of securities sold	—	—	4,785	55,193
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
At September 30, 2021, we had $28 million of AFS securities with contractual maturities less than five years, $4 million with contractual maturities greater than five years but less than ten years, and the remainder of our AFS securities had contractual maturities greater than ten years.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table presents the components of carrying value (which equals fair value) of AFS securities at September 30, 2021 and December 31, 2020.
Table 9.7 – Carrying Value of AFS Securities

September 30, 2021
(In Thousands)	Mezzanine	Subordinate	Total
Principal balance	$—	$238,459	$238,459
Credit reserve	—	(29,448)	(29,448)
Unamortized discount, net	—	(88,108)	(88,108)
Amortized cost	—	120,903	120,903
Gross unrealized gains	—	79,406	79,406
Gross unrealized losses	—	(33)	(33)
CECL allowance	—	—	—
Carrying Value	$—	$200,276	$200,276

December 31, 2020
(In Thousands)	Mezzanine	Subordinate	Total
Principal balance	$2,000	$281,284	$283,284
Credit reserve	—	(44,967)	(44,967)
Unamortized discount, net	—	(95,718)	(95,718)
Amortized cost	2,000	140,599	142,599
Gross unrealized gains	14	77,280	77,294
Gross unrealized losses	—	(1,047)	(1,047)
CECL allowance	—	(388)	(388)
Carrying Value	$2,014	$216,444	$218,458
The following table presents the changes for the three and nine months ended September 30, 2021, in unamortized discount and designated credit reserves on residential AFS securities.
Table 9.8 – Changes in Unamortized Discount and Designated Credit Reserves on AFS Securities

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Credit Reserve	Unamortized Discount, Net	Credit Reserve	Unamortized Discount, Net
(In Thousands)
Beginning balance	$40,349	$90,216	$44,967	$95,718
Amortization of net discount	—	(6,437)	—	(9,620)
Realized credit losses	(184)	—	(433)	—
Acquisitions	—	—	2,825	1,208
Sales, calls, other	(320)	(6,068)	(1,312)	(15,797)
Transfers to (release of) credit reserves, net	(10,397)	10,397	(16,599)	16,599
Ending Balance	$29,448	$88,108	$29,448	$88,108

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

AFS Securities with Unrealized Losses
The following table presents the components comprising the total carrying value of residential AFS securities that were in a gross unrealized loss position at September 30, 2021 and December 31, 2020.
Table 9.9 – Components of Fair Value of AFS Securities by Holding Periods

	Less Than 12 Consecutive Months			12 Consecutive Months or Longer
	Amortized Cost	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Losses	Fair Value
(In Thousands)
September 30, 2021	$—	$—	$—	$1,600	$(33)	$1,567
December 31, 2020	9,129	(1,047)	7,920	—	—	—
At September 30, 2021, after giving effect to purchases, sales, and extinguishment due to credit losses, our consolidated balance sheet included 84 AFS securities, of which one was in a continuous unrealized loss position for 12 consecutive months or longer. At December 31, 2020, our consolidated balance sheet included 96 AFS securities, of which five were in an unrealized loss position and zero were in a continuous unrealized loss position for 12 consecutive months or longer.

Evaluating AFS Securities for Credit Losses
Gross unrealized losses on our AFS securities were $33 thousand at September 30, 2021. We evaluate all securities in an unrealized loss position to determine if the impairment is credit-related (resulting in an allowance for credit losses recorded in earnings) or non-credit-related (resulting in an unrealized loss through other comprehensive income). At September 30, 2021, we did not intend to sell any of our AFS securities that were in an unrealized loss position, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity. We review our AFS securities that are in an unrealized loss position to identify those securities with losses based on an assessment of changes in expected cash flows for such securities, which considers recent security performance and expected future performance of the underlying collateral.
At September 30, 2021, our current expected credit loss ("CECL") allowance related to our AFS securities was zero. AFS securities for which an allowance is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes. In determining our estimate of cash flows for AFS securities we may consider factors such as structural credit enhancement, past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, which are informed by prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, and geographic concentrations, as well as general market assessments. Changes in our evaluation of these factors impacted the cash flows expected to be collected at the assessment date and were used to determine if there were credit-related adverse cash flows and if so, the amount of credit related losses. Significant judgment is used in both our analysis of the expected cash flows for our AFS securities and any determination of security credit losses.
The table below summarizes the weighted average of the significant credit quality indicators we used for the credit loss allowance on our AFS securities at September 30, 2021.
Table 9.10 – Significant Credit Quality Indicators

September 30, 2021	Subordinate Securities
Default rate	N/A
Loss severity	N/A

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 9. Real Estate Securities - (continued)

The following table details the activity related to the allowance for credit losses for AFS securities for the three and nine months ended September 30, 2021.
Table 9.11 – Rollforward of Allowance for Credit Losses

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
(In Thousands)
Beginning balance allowance for credit losses	$—	$388
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had an allowance recorded in a previous period	—	(388)
Allowance on purchased financial assets with credit deterioration	—	—
Reduction to allowance for securities sold during the period	—	—
Reduction to allowance for securities we intend to sell or more likely than not will be required to sell	—	—
Write-offs charged against allowance	—	—
Recoveries of amounts previously written off	—	—
Ending balance of allowance for credit losses	$—	$—
Gains and losses from the sale of AFS securities are recorded as Realized gains, net, in our consolidated statements of income (loss). The following table presents the gross realized gains and losses on sales and calls of AFS securities for the three and nine months ended September 30, 2021 and 2020.
Table 9.12 – Gross Realized Gains and Losses on AFS Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Gross realized gains - sales	$—	$—	$1,507	$8,779
Gross realized gains - calls	6,389	—	15,484	—
Gross realized losses - sales	—	—	—	(4,144)
Total Realized Gains on Sales and Calls of AFS Securities, net	$6,389	$—	$16,991	$4,635
During the three months ended September 30, 2021, we called two of our unconsolidated Sequoia entities, and purchased $66 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized a $6 million gain on the securities we owned from these securitizations, which was recognized through Realized gains, net on our consolidated statements of income (loss). During the nine months ended September 30, 2021, we called six of our unconsolidated Sequoia entities, and purchased $167 million (unpaid principal balance) of loans from the securitization trusts. In association with these calls, we realized a $15 million gain on the securities we owned from these securitizations, which was recognized through Realized gains, net on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 10. Other Investments
Other investments at September 30, 2021 and December 31, 2020 are summarized in the following table.
Table 10.1 – Components of Other Investments

(In Thousands)	September 30, 2021	December 31, 2020
Servicer advance investments	$170,062	$231,489
HEIs	167,856	42,440
Strategic investments	31,108	4,449
Excess MSRs	29,185	34,418
Mortgage servicing rights	12,389	8,815
Other	11,766	26,564
Total Other Investments	$422,366	$348,175
Servicer advance investments
We and a third-party co-investor, through two partnerships (“SA Buyers”) consolidated by us, purchased the outstanding servicer advances and excess MSRs related to a portfolio of legacy residential mortgage-backed securitizations serviced by the co-investor (Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding the transactions). At September 30, 2021, we had funded $94 million of total capital to the SA Buyers (see Note 16 for additional detail).
At September 30, 2021, our servicer advance investments had a carrying value of $170 million and were associated with a portfolio of residential mortgage loans with an unpaid principal balance of $7.53 billion. The outstanding servicer advance receivables associated with this investment were $159 million at September 30, 2021, which were financed with short-term non-recourse securitization debt (see Note 13 for additional detail on this debt). The servicer advance receivables were comprised of the following types of advances at September 30, 2021 and December 31, 2020.
Table 10.2 – Components of Servicer Advance Receivables

(In Thousands)	September 30, 2021	December 31, 2020
Principal and interest advances	$77,116	$110,923
Escrow advances (taxes and insurance advances)	62,117	79,279
Corporate advances	20,175	27,454
Total Servicer Advance Receivables	$159,408	$217,656
We account for our servicer advance investments at fair value and during the three and nine months ended September 30, 2021, we recorded $2 million and $7 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $2 million and $3 million, respectively, through Investment fair value changes, net in our consolidated statements of income (loss). During the three and nine months ended September 30, 2020, we recorded $3 million and $8 million of interest income, respectively, through Other interest income, and recorded a net market valuation gain of less than $0.1 million and a net market valuation loss of $6 million, respectively, through Investment fair value changes, net in our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 10. Other Investments - (continued)
HEIs
In 2019, we entered into a flow purchase agreement to acquire home equity investment contracts from Point Digital. At September 30, 2021, we had acquired $47 million of HEIs under this flow purchase agreement. We account for these investments under the fair value option and during the three and nine months ended September 30, 2021, we recorded net market valuation gains of $6 million and $13 million, respectively, related to these assets through Investment fair value changes, net on our consolidated statements of income (loss). During the three and nine months ended September 30, 2020, we recorded a net market valuation gain of $2 million and a net market valuation loss of $4 million, respectively, related to these assets through Investment fair value changes, net on our consolidated statements of income (loss).
During the three months ended September 30, 2021, in conjunction with co-sponsoring a securitization of HEIs, we purchased $122 million of additional HEIs from other contributors to the securitization, then transferred $170 million of HEIs to the Point HEI securitization entity and issued $146 million of ABS (See Note 4 for further discussion on the Point securitization entity and Note 14 for further discussion on ABS issued). We retained subordinate certificates from the entity valued at $10 million as of September 30, 2021, representing our economic interest in the entity. The other contributors to the securitization own subordinate certificates in the entity that were valued at $17 million at September 30, 2021 and are carried on our balance sheet as non-controlling interests within the Accrued expenses and other liabilities line item of our consolidated balance sheets.
We consolidate the Point HEI securitization entity in accordance with GAAP and have elected to account for it under the CFE election. During the three months ended September 30, 2021, we recorded net market valuation gains of less than $0.1 million related to our net investment in the Point HEI entity through Investment fair value changes, net on our consolidated statements of income (loss).
During three months ended September 30, 2021, we amended our flow purchase agreement with Point Digital and committed to purchase additional HEIs. See Note 16 for additional detail on this commitment.
Strategic Investments
Strategic investments represent investments we have made in companies through our RWT Horizons venture investment strategy or at a corporate level. At September 30, 2021, we had made 11 investments in companies through RWT Horizons and two corporate investments, including our investment in Churchill Finance. See Note 3 for additional detail on how we account for our strategic investments.
Excess MSRs
In association with our servicer advance investments described above, we (through our consolidated SA Buyers) invested in excess MSRs associated with the same portfolio of legacy residential mortgage-backed securitizations. Additionally, we own excess MSRs associated with specified pools of multifamily loans. We account for our excess MSRs at fair value and during the three and nine months ended September 30, 2021, we recognized $3 million and $9 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $1 million and $5 million, respectively, through Investment fair value changes, net on our consolidated statements of income (loss). During the three and nine months ended September 30, 2020, we recognized $3 million and $9 million of interest income, respectively, through Other interest income, and recorded net market valuation losses of $1 million and $8 million, respectively, through Investment fair value changes, net on our consolidated statements of income (loss).
Mortgage Servicing Rights
We invest in mortgage servicing rights associated with residential mortgage loans and contract with licensed sub-servicers to perform all servicing functions for these loans. The majority of our investments in MSRs were made through the retention of servicing rights associated with the residential jumbo mortgage loans that we acquired and subsequently sold to third parties. During the three and nine months ended September 30, 2021, we retained $5 million and $9 million of MSRs, respectively, from sales of residential loans to third parties. We hold our MSR investments at our taxable REIT subsidiaries.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 10. Other Investments - (continued)
At September 30, 2021 and December 31, 2020, our MSRs had a fair value of $12 million and $9 million, respectively, and were associated with loans with an aggregate principal balance of $2.29 billion and $2.59 billion, respectively. During the three and nine months ended September 30, 2021, including net market valuation gains and losses on our MSRs and related risk management derivatives, we recorded net income of $0.3 million and $1 million, respectively, through Other income on our consolidated statements of income (loss). During the three and nine months ended September 30, 2020, we recorded net losses of $2 million and $6 million, respectively, through Other income on our consolidated statements of income (loss).
Note 11. Derivative Financial Instruments
The following table presents the fair value and notional amount of our derivative financial instruments at September 30, 2021 and December 31, 2020.
Table 11.1 – Fair Value and Notional Amount of Derivative Financial Instruments

	September 30, 2021		December 31, 2020
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In Thousands)
Assets - Risk Management Derivatives
Interest rate swaps	$3,213	$293,200	$224	$42,000
TBAs	8,213	2,205,000	18,260	3,520,000
Swaptions	30,415	1,335,000	19,727	1,585,000
Assets - Other Derivatives
Loan purchase and interest rate lock commitments	9,262	1,687,314	15,027	2,617,254
Total Assets	$51,103	$5,520,514	$53,238	$7,764,254

Liabilities - Risk Management Derivatives
Interest rate swaps	$(74)	$40,500	$—	$—
TBAs	(7,599)	2,190,000	(15,495)	3,105,000
Interest rate futures	(749)	133,200	—	—
Liabilities - Other Derivatives
Loan purchase commitments	(2,550)	1,084,579	(577)	477,153
Total Liabilities	$(10,972)	$3,448,279	$(16,072)	$3,582,153
Total Derivative Financial Instruments, Net	$40,131	$8,968,793	$37,166	$11,346,407
Risk Management Derivatives
To manage, to varying degrees, risks associated with certain assets and liabilities on our consolidated balance sheets, we may enter into derivative contracts. At September 30, 2021, we were party to swaps and swaptions with an aggregate notional amount of $1.67 billion, TBA agreements with an aggregate notional amount of $4.40 billion, and interest rate futures contracts with an aggregate notional amount of $133 million. At December 31, 2020, we were party to swaps and swaptions with an aggregate notional amount of $1.63 billion and TBA agreements with an aggregate notional amount of $6.63 billion.
During the three and nine months ended September 30, 2021, risk management derivatives had net market valuation gains of $4 million and $38 million, respectively. During the three and nine months ended September 30, 2020, risk management derivatives had net market valuation losses of zero and $98 million, respectively. These market valuation gains and losses are recorded in Mortgage banking activities, net, Investment fair value changes, net, and Other income on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 11. Derivative Financial Instruments - (continued)
Loan Purchase and Interest Rate Lock Commitments
LPCs and IRLCs that qualify as derivatives are recorded at their estimated fair values. For both the three and nine months ended September 30, 2021, LPCs and IRLCs had net market valuation gains of $18 million that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss). For the three and nine months ended September 30, 2020, LPCs and IRLCs had net market valuation gains of $13 million and $35 million, respectively, that were recorded in Mortgage banking activities, net on our consolidated statements of income (loss).
Derivatives Designated as Cash Flow Hedges
To manage the variability in interest expense related to a portion of our long-term debt that is included in our consolidated balance sheets for financial reporting purposes, we designated certain interest rate swaps as cash flow hedges.
During the first quarter of 2020, we terminated and settled all of our outstanding derivatives that had been designated as cash flow hedges for our long-term debt, with a payment of $84 million. For interest rate agreements previously designated as cash flow hedges, our total unrealized loss reported in Accumulated other comprehensive income was $77 million and $81 million at September 30, 2021 and December 31, 2020, respectively. We are amortizing this loss into interest expense over the remaining term of the debt they were originally hedging. As of September 30, 2021, we expect to amortize $4 million of realized losses related to terminated cash flow hedges into interest expense over the next twelve months.
For both the three and nine months ended September 30, 2021, we did not have any derivatives designated as cash flow hedges. For the three and nine months ended September 30, 2020, changes in the values of designated cash flow hedges were zero and negative $33 million, respectively, and were recorded in Accumulated other comprehensive income, a component of equity.
The following table illustrates the impact on interest expense of our interest rate agreements accounted for as cash flow hedges for the three and nine months ended September 30, 2021 and 2020.
Table 11.2 – Impact on Interest Expense of Interest Rate Agreements Accounted for as Cash Flow Hedges

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Net interest expense on cash flows hedges	$—	$—	$—	$(860)
Realized net losses reclassified from other comprehensive income	(1,041)	(1,040)	(3,086)	(2,148)
Total Interest Expense	$(1,041)	$(1,040)	$(3,086)	$(3,008)
Derivative Counterparty Credit Risk
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, we consider counterparty risk as part of our fair value assessments of all derivative financial instruments at each quarter-end. At September 30, 2021, we assessed this risk as remote and did not record an associated specific valuation adjustment.
At September 30, 2021, we were in compliance with our derivative counterparty ISDA agreements.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 12. Other Assets and Liabilities
Other assets at September 30, 2021 and December 31, 2020 are summarized in the following table.
Table 12.1 – Components of Other Assets

(In Thousands)	September 30, 2021	December 31, 2020
Accrued interest receivable	$41,997	$39,445
Investment receivable	32,420	43,176
Deferred tax asset	20,153	871
REO	18,863	8,413
Margin receivable	16,503	4,758
Operating lease right-of-use assets	13,659	15,012
Fixed assets and leasehold improvements (1)	9,344	4,203
Pledged collateral	—	1,177
Other	9,254	13,533
Total Other Assets	$162,193	$130,588
(1)Fixed assets and leasehold improvements had a basis of $17 million and accumulated depreciation of $7 million at September 30, 2021.
Accrued expenses and other liabilities at September 30, 2021 and December 31, 2020 are summarized in the following table.
Table 12.2 – Components of Accrued Expenses and Other Liabilities

(In Thousands)	September 30, 2021	December 31, 2020
Accrued compensation	$64,354	$24,393
Margin payable	48,298	14,728
Accrued interest payable	34,545	34,858
Payable to non-controlling interests (1)	31,781	16,941
Operating lease liabilities	15,771	16,687
Accrued income taxes payable	11,336	5,614
Residential loan and MSR repurchase reserve	9,003	8,631
Guarantee obligations	7,902	10,039
Accrued operating expenses	4,068	5,509
Bridge loan holdbacks	3,784	5,708
Deferred consideration	—	14,579
Other	20,734	21,653
Total Accrued Expenses and Other Liabilities	$251,576	$179,340
(1)Includes $11 million and $17 million of payables to non-controlling interest holders in our consolidated Servicing Investment and Point HEI entities, respectively, as September 30, 2021. Includes $17 million payable to a non-controlling interest holder in our consolidated Servicing Investment entities at December 31, 2020.
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
September 30, 2021
(Unaudited)
Note 12. Other Assets and Liabilities - (continued)
REO
The following table summarizes the activity and carrying values of REO assets held at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL SFR entities during the nine months ended September 30, 2021.
Table 12.3 – REO Activity

	Nine Months Ended September 30, 2021
(In Thousands)	Bridge(1)	Legacy Sequoia	Freddie Mac SLST	CAFL SFR	Total
Balance at beginning of period	$4,600	$638	$646	$2,529	$8,413
Transfers to REO	7,074	65	2,591	11,924	21,654
Liquidations (2)	(7,387)	(607)	(1,555)	(1,990)	(11,539)
Changes in fair value, net	536	178	276	(655)	335
Balance at End of Period	$4,823	$274	$1,958	$11,808	$18,863
(1)Includes activity of bridge loans at Redwood and at consolidated CAFL bridge entity.
(2)For the nine months ended September 30, 2021, REO liquidations resulted in $0.3 million of realized losses, which were recorded in Investment fair value changes, net on our consolidated statements of income (loss).
The following table provides the detail of REO assets at Redwood and at consolidated Legacy Sequoia, Freddie Mac SLST, and CAFL SFR entities at September 30, 2021 and December 31, 2020.
Table 12.4 – REO Assets

Number of REO assets	Bridge	Legacy Sequoia	Freddie Mac SLST	CAFL SFR	Total
At September 30, 2021	5	2	20	2	29
At December 31, 2020	3	3	9	2	17
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for additional descriptions of our other assets and liabilities.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 13. Short-Term Debt
We enter into repurchase agreements ("repo"), loan warehouse agreements, and other forms of collateralized (and generally uncommitted) short-term borrowings with several banks and major investment banking firms. At September 30, 2021, we had outstanding agreements with several counterparties and we were in compliance with all of the related covenants.
The table below summarizes our short-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at September 30, 2021 and December 31, 2020.
Table 13.1 – Short-Term Debt

	September 30, 2021
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	7	$1,335,464	$2,700,000	1.89%	11/2021-8/2022	156
Business purpose loan warehouse	2	183,800	350,000	3.39%	3/2022-7/2022	201
Real estate securities repo	3	79,766	—	1.23%	10/2021-12/2021	34
Total Short-Term Debt Facilities	12	1,599,030
Servicer advance financing	1	151,911	260,000	1.89%	11/2021	61
Total Short-Term Debt		$1,750,941

	December 31, 2020
(Dollars in Thousands)	Number of Facilities	Outstanding Balance	Limit	Weighted Average Interest Rate (1)	Maturity	Weighted Average Days Until Maturity
Facilities
Residential loan warehouse	4	$137,269	$1,300,000	2.45%	1/2021-11/2021	268
Business purpose loan warehouse	2	99,190	500,000	3.37%	5/2022-6/2022	521
Real estate securities repo	3	77,775	—	2.24%	1/2021-3/2021	36
Total Short-Term Debt Facilities	9	314,234
Servicer advance financing	1	208,375	335,000	1.95%	11/2021	334
Total Short-Term Debt		$522,609
(1)Borrowings under our facilities are generally uncommitted and charged interest based on a specified margin over the 1- or 3-month LIBOR.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 13. Short-Term Debt - (continued)
The following table below presents the value of loans, securities, and other assets pledged as collateral under our short-term debt at September 30, 2021 and December 31, 2020.
Table 13.2 – Collateral for Short-Term Debt

(In Thousands)	September 30, 2021	December 31, 2020
Collateral Type
Held-for-sale residential loans	$1,478,424	$156,355
Business purpose loans	254,655	127,029
Real estate securities
On balance sheet	14,367	23,193
Sequoia securitizations (1)	62,075	63,105
Freddie Mac K-Series securitization (1)	31,388	28,255
Total real estate securities owned	107,830	114,553
Restricted cash and other assets	1,709	315
Total Collateral for Short-Term Debt Facilities	1,842,618	398,252
Cash	12,975	9,978
Restricted cash	19,872	23,220
Servicer advances	159,408	217,656
Total Collateral for Servicer Advance Financing	192,255	250,854
Total Collateral for Short-Term Debt	$2,034,873	$649,106
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
For the three and nine months ended September 30, 2021, the average balances of our short-term debt facilities were $1.98 billion and $1.61 billion, respectively. At September 30, 2021 and December 31, 2020, accrued interest payable on our short-term debt facilities was $2 million and $1 million, respectively.
Servicer advance financing consists of non-recourse short-term securitization debt used to finance servicer advance investments. We consolidate the securitization entity that issued the debt, but the entity is independent of Redwood and the assets and liabilities are not owned by and are not legal obligations of Redwood. At September 30, 2021, the accrued interest payable balance on this financing was $0.1 million and the unamortized capitalized commitment costs were $0.1 million.
We also maintain a $10 million committed line of credit with a financial institution that is secured by certain mortgage-backed securities with a fair market value of $2 million at September 30, 2021. At both September 30, 2021 and December 31, 2020, we had no outstanding borrowings on this facility.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 13. Short-Term Debt - (continued)
Remaining Maturities of Short-Term Debt
The following table presents the remaining maturities of our secured short-term debt by the type of collateral securing the debt at September 30, 2021.
Table 13.3 – Short-Term Debt by Collateral Type and Remaining Maturities

	September 30, 2021
(In Thousands)	Within 30 days	31 to 90 days	Over 90 days	Total
Collateral Type
Held-for-sale residential loans	$—	$278,663	$1,056,801	$1,335,464
Business purpose loans	—	—	183,800	183,800
Real estate securities	43,800	35,966	—	79,766
Total Secured Short-Term Debt	43,800	314,629	1,240,601	1,599,030
Servicer advance financing	—	151,911	—	151,911
Total Short-Term Debt	$43,800	$466,540	$1,240,601	$1,750,941
Note 14. Asset-Backed Securities Issued
ABS issued represents securities issued by non-recourse securitization entities we consolidate under GAAP. The majority of our ABS issued is carried at fair value under the CFE election (see Note 4 for additional detail) with the remainder carried at amortized cost. The carrying values of ABS issued by our consolidated securitization entities at September 30, 2021 and December 31, 2020, along with other selected information, are summarized in the following table.
Table 14.1 – Asset-Backed Securities Issued

September 30, 2021	Legacy Sequoia	Sequoia	CAFL (1)	Freddie Mac SLST (2)	Freddie Mac K-Series	Point HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$273,957	$2,199,488	$3,134,946	$1,630,252	$420,654	$145,320	$7,804,617
Interest-only certificates	739	21,003	189,946	19,787	10,885	—	242,360
Market valuation adjustments	(35,249)	22,808	68,684	60,625	19,863	117	136,848
ABS Issued, Net	$239,447	$2,243,299	$3,393,576	$1,710,664	$451,402	$145,437	$8,183,825
Range of weighted average interest rates, by series(3)	0.49% to 1.45%	2.34% to 5.07%	2.34% to 5.21%	3.50% to 4.75%	3.41%	3.27%
Stated maturities(3)	2024 - 2036	2047 - 2051	2021 - 2031	2028 - 2059	2025	2052
Number of series	20	13	16	3	1	1

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 14. Asset-Backed Securities Issued - (continued)

December 31, 2020	Legacy Sequoia	Sequoia	CAFL	Freddie Mac SLST (2)	Freddie Mac K-Series	Point HEI	Total
(Dollars in Thousands)
Certificates with principal balance	$329,039	$1,309,957	$2,716,425	$1,866,145	$416,339	$—	$6,637,905
Interest-only certificates	1,092	4,591	162,934	23,335	13,026	—	204,978
Market valuation adjustments	(47,805)	32,809	133,734	104,439	34,601	—	257,778
ABS Issued, Net	$282,326	$1,347,357	$3,013,093	$1,993,919	$463,966	$—	$7,100,661
Range of weighted average interest rates, by series(3)	0.35% to 1.55%	2.25% to 5.04%	2.68% to 5.42%	3.50% to 4.75%	3.39%	—%
Stated maturities(3)	2024 - 2036	2047 - 2050	2021 - 2031	2028 - 2059	2025	—
Number of series	20	10	14	3	1	—
(1)Includes $270 million (principal balance) of ABS issued by a CAFL bridge securitization trust sponsored by Redwood and accounted for at amortized cost at September 30, 2021.
(2)Includes $163 million and $205 million (principal balance) of ABS issued by a re-securitization trust sponsored by Redwood and accounted for at amortized cost at September 30, 2021 and December 31, 2020, respectively.
(3)Certain ABS issued by CAFL, Freddie Mac SLST, and Point HEI entities is subject to early redemption and interest rate step-ups as described below.
During the third quarter of 2021, we consolidated the assets and liabilities of a securitization entity formed in connection with the securitization of CoreVest bridge loans (presented within CAFL in table 14.1 above), which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $270 million (principal balance) of ABS issued to third parties and retained the remaining beneficial ownership interest in the trust. The ABS were issued at a discount and we have elected to account for the ABS issued at amortized cost. At September 30, 2021, the principal balance of the ABS issued was $270 million, and the debt discount and deferred issuance costs were $3 million, for a net carrying value of $267 million. The weighted average stated coupon of the ABS issued was 2.34% at issuance. The ABS issued by the CAFL bridge entity are subject to an optional redemption in March 2024, and beginning in March 2025 the interest rate on the ABS issued increases by 2% through final maturity in March 2029. The ABS issued by this securitization were backed by assets including $276 million of bridge loans and $28 million of restricted cash at September 30, 2021. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 30 months of the transaction (through March 2024).
During the third quarter of 2021, we consolidated the assets and liabilities of the Point HEI entity formed in connection with the securitization of HEIs, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $146 million (principal balance) of ABS issued to third parties and retained a portion of the remaining beneficial ownership interest in the trust. We elected to account for the entity under the CFE election and account for the ABS issued at fair value, with the entire change in fair value of the ABS issued (including accrued interest) recorded through Investment fair value changes, net on our consolidated statements of income (loss). The ABS issued by the Point HEI entity are subject to an optional redemption in September 2023, and beginning in September 2024 the interest rate on the ABS issued increases by 2% through final maturity in 2052.
During the third quarter of 2020, we transferred all of the subordinate securities we owned from two consolidated re-performing loan securitization VIEs sponsored by Freddie Mac SLST to a re-securitization trust, which we determined was a VIE and for which we determined we are the primary beneficiary. At issuance, we sold $210 million (principal balance) of ABS issued to third parties and retained 100% of the remaining beneficial ownership interest in the trust through ownership of a subordinate security issued by the trust. The ABS was issued at a discount and we have elected to account for the ABS issued at amortized cost. At September 30, 2021, the principal balance of the ABS issued was $163 million, and the debt discount and deferred issuance costs were $3 million, for a carrying value of $161 million. The stated coupon of the ABS issued was 4.75% at issuance and the final stated maturity occurs in July 2059. The ABS issued is subject to an optional redemption in July 2022 and in July 2023 the ABS interest rate steps up to 7.75%.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 14. Asset-Backed Securities Issued - (continued)
The actual maturity of each class of ABS issued is primarily determined by the rate of principal prepayments on the assets of the issuing entity. Each series is also subject to redemption prior to the stated maturity according to the terms of the respective governing documents of each ABS issuing entity. As a result, the actual maturity of ABS issued may occur earlier than its stated maturity. At September 30, 2021, the majority of the ABS issued and outstanding had contractual maturities beyond five years. See Note 4 for detail on the carrying value components of the collateral for ABS issued and outstanding. The following table summarizes the accrued interest payable on ABS issued at September 30, 2021 and December 31, 2020. Interest due on consolidated ABS issued is payable monthly.
Table 14.2 – Accrued Interest Payable on Asset-Backed Securities Issued

(In Thousands)	September 30, 2021	December 31, 2020
Legacy Sequoia	$107	$141
Sequoia	5,918	4,697
CAFL	10,760	10,122
Freddie Mac SLST (1)	4,925	5,656
Freddie Mac K-Series	1,195	1,177
Total Accrued Interest Payable on ABS Issued	$22,905	$21,793
(1)Includes accrued interest payable on ABS issued by a re-securitization trust sponsored by Redwood.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 15. Long-Term Debt
The table below summarizes our long-term debt, including the facilities that are available to us, the outstanding balances, the weighted average interest rate, and the maturity information at September 30, 2021.
Table 15.1 – Long-Term Debt

	September 30, 2021
(Dollars in Thousands)	Borrowings	Unamortized Deferred Issuance Costs / Discount	Net Carrying Value	Limit	Weighted Average Interest Rate (1)	Final Maturity
Facilities
Recourse Subordinate Securities Financing
Sequoia	$147,182	$(417)	$146,765	N/A	4.21%	9/2024
CAFL
Facility A	102,370	(429)	101,941	N/A	4.21%	2/2025
Facility B	95,011	(439)	94,572	N/A	4.75%	6/2026
Non-Recourse BPL Financing
Facility C	105,961	(320)	105,641	250,000	L + 3.00%	N/A
Recourse BPL Financing
Facility D	168,228	—	168,228	450,000	L + 3.10%	6/2023
Facility E	230,883	(141)	230,742	250,000	L + 3.00%	9/2023
Total Long-Term Debt Facilities	849,635	(1,746)	847,889
Convertible notes
4.75% convertible senior notes	198,629	(2,098)	196,531	N/A	4.75%	8/2023
5.625% convertible senior notes	150,200	(2,262)	147,938	N/A	5.625%	7/2024
5.75% exchangeable senior notes	172,092	(3,582)	168,510	N/A	5.75%	10/2025
Trust preferred securities and subordinated notes	139,500	(791)	138,709	N/A	L + 2.25%	7/2037
Total Long-Term Debt	$1,510,056	$(10,479)	$1,499,577
(1)Variable rate borrowings are based on 1- or 3-month LIBOR ("L" in the table above) plus an applicable spread.
Recourse Subordinate Securities Financing
In the third quarter of 2021, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations. The financing is guaranteed by Redwood, with an interest rate of approximately 4.75% through June 2024. The financing facility may be terminated, at our option, in June 2023, and has a final maturity in June 2026, provided that the interest rate on amounts outstanding under the facility increases between June 2024 and June 2026. See "Facility B" above for details on borrowings and securities pledged as collateral under this facility at September 30, 2021.
Non-Recourse BPL Financing Facilities
In the third quarter of 2021, we reclassified one of our non-recourse facilities from long-term to short-term debt as the maturity of this facility was less than one year at September 30, 2021.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 15. Long-Term Debt - (continued)

In the second quarter of 2021, we repaid one of our non-recourse BPL financing facilities that had a balance of $242 million at March 31, 2021, and entered into a new non-recourse facility to finance business purpose bridge loans with a total borrowing capacity of $250 million (see details for "Facility C" above).
Recourse BPL Financing Facilities
In the second quarter of 2021, we reclassified one of our recourse facilities with a borrowing capacity of $450 million from short-term to long-term debt as we amended the terms of this facility, including an extension of its maturity (see details for "Facility D" above).
The following table below presents the value of loans, securities, and other assets pledged as collateral under our long-term debt at September 30, 2021 and December 31, 2020.
Table 15.2 – Collateral for Long-Term Debt

(In Thousands)	September 30, 2021	December 31, 2020
Collateral Type
Bridge loans	$373,597	$544,151
Single-family rental loans	298,014	154,774
Real estate securities
Sequoia securitizations (1)	246,892	249,446
CAFL securitizations (1)	256,976	114,044
Total real estate securities owned	503,868	363,490
Other BPL investments	—	21,414
Restricted cash	—	1,100
Total Collateral for Long-Term Debt	$1,175,479	$1,084,929
(1)Represents securities we have retained from consolidated securitization entities. For GAAP purposes, we consolidate the loans and non-recourse ABS debt issued from these securitizations.
The following table summarizes the accrued interest payable on long-term debt at September 30, 2021 and December 31, 2020.
Table 15.3 – Accrued Interest Payable on Long-Term Debt

(In Thousands)	September 30, 2021	December 31, 2020
Long-term debt facilities	$900	$1,799
Convertible notes
4.75% convertible senior notes	1,206	3,564
5.625% convertible senior notes	1,784	3,896
5.75% exchangeable senior notes	4,948	2,474
Trust preferred securities and subordinated notes	572	669
Total Accrued Interest Payable on Long-Term Debt	$9,410	$12,402
Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a full description of our long-term debt.
Note 16. Commitments and Contingencies
Lease Commitments
At September 30, 2021, we were obligated under seven non-cancelable operating leases with expiration dates through 2031 for $18 million of cumulative lease payments. Our operating lease expense was $3 million for both nine-month periods ended September 30, 2021 and 2020.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
The following table presents our future lease commitments at September 30, 2021.
Table 16.1 – Future Lease Commitments by Year

(In Thousands)	September 30, 2021
2021 (3 months)	$928
2022	3,714
2023	3,235
2024	2,411
2025	1,983
2026 and thereafter	6,128
Total Lease Commitments	18,399
Less: Imputed interest	(2,628)
Operating Lease Liabilities	$15,771
During the nine months ended September 30, 2021, we did not enter into any new office leases. During the nine months ended September 30, 2021, we increased our operating lease right-of-use assets and liabilities by $1 million as the result of an amendment to one of our existing leases. At September 30, 2021, our operating lease liabilities were $16 million, which were a component of Accrued expenses and other liabilities, and our operating lease right-of-use assets were $14 million, which were a component of Other assets.
We determined that none of our leases contained an implicit interest rate and used a discount rate equal to our incremental borrowing rate on a collateralized basis to determine the present value of our total lease payments. As such, we determined the applicable discount rate for each of our leases using a swap rate plus an applicable spread for borrowing arrangements secured by our real estate loans and securities for a length of time equal to the remaining lease term on the date of adoption. At September 30, 2021, the weighted-average remaining lease term and weighted-average discount rate for our leases was 7 years and 4.9%, respectively.
Commitment to Fund Bridge Loans
As of September 30, 2021, we had commitments to fund up to $426 million of additional advances on existing bridge loans. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before we fund the commitment. At September 30, 2021, we carried a $1 million contingent liability related to these commitments to fund construction advances. During the three and nine months ended September 30, 2021, we recorded a net market valuation loss of $0.3 million and a net market valuation gain of $1 million, respectively, related to this liability through Mortgage banking activities, net on our consolidated statements of income (loss). During the three and nine months ended September 30, 2020, we recorded a net market valuation gain of $1 million and a net market valuation loss of $1 million, respectively, related to this liability through Mortgage banking activities, net on our consolidated statements of income (loss).
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
Commitment to Acquire HEIs
In the third quarter of 2021, we amended an existing flow purchase agreement with Point Digital to acquire HEIs that Point Digital originates with homeowners. Each HEI provides the owner of such HEI the right to purchase a percentage ownership interest in an associated residential property, and the homeowner's obligations under the HEI are secured by a lien (primarily second liens) on the property created by a deed of trust or a mortgage. Our investments in HEIs allow us to share in both home price appreciation and depreciation of the associated property. At September 30, 2021, we had an outstanding commitment to fund up to $125 million under this agreement.
Loss Contingencies — Risk-Sharing
During 2015 and 2016, we sold conforming loans to the Agencies with an original unpaid principal balance of $3.19 billion, subject to our risk-sharing arrangements with the Agencies. At September 30, 2021, the maximum potential amount of future payments we could be required to make under these arrangements was $44 million and this amount was partially collateralized by assets we transferred to pledged accounts and is presented as pledged collateral in Other assets on our consolidated balance sheets. We have no recourse to any third parties that would allow us to recover any amounts related to our obligations under the arrangements. At September 30, 2021, we had incurred less than $0.1 million of losses under these arrangements. For the three and nine months ended September 30, 2021, other income related to these arrangements was $1 million and $2 million, respectively, and net market valuation losses related to these investments were less than $0.1 million and $0.1 million, respectively. For the three and nine months ended September 30, 2020, other income related to these arrangements was $1 million and $3 million, respectively, and net market valuation losses related to these investments were $0.3 million and $1 million, respectively.
All of the loans in the reference pools subject to these risk-sharing arrangements were originated in 2014 and 2015, and at September 30, 2021, the loans had an unpaid principal balance of $618 million and a weighted average FICO score of 756 (at origination) and LTV ratio of 74% (at origination). At September 30, 2021, $21 million of the loans were 90 days or more delinquent, of which one of these loans with an unpaid principal balance of $0.2 million was in foreclosure. At September 30, 2021, the carrying value of our guarantee obligation was $8 million and included $5 million designated as a non-amortizing credit reserve, which we believe is sufficient to cover current expected losses under these obligations.
Our consolidated balance sheets include assets of special purpose entities ("SPEs") associated with these risk-sharing arrangements (i.e., the "pledged collateral" referred to above) that can only be used to settle obligations of these SPEs for which the creditors of these SPEs (the Agencies) do not have recourse to us. At September 30, 2021 and December 31, 2020, assets of such SPEs totaled $34 million and $46 million, respectively, and liabilities of such SPEs totaled $8 million and $10 million, respectively.
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
At both September 30, 2021 and December 31, 2020, our repurchase reserve associated with our residential loans and MSRs was $9 million and was recorded in Accrued expenses and other liabilities on our consolidated balance sheets.
During the nine months ended September 30, 2021 and 2020, we received three and eight repurchase requests, respectively, and repurchased one and zero loans, respectively. During the nine months ended September 30, 2021 and 2020, we recorded repurchase provisions of $0.6 million and $4 million, respectively, that were recorded in Mortgage banking activities, net; Investment fair value changes, net; and Other income on our consolidated statements of income (loss).

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 16. Commitments and Contingencies - (continued)
Loss Contingencies — Litigation, Claims and Demands
There is no significant update regarding the litigation matters described in Note 16 within the financial statements included in Redwood’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Loss Contingencies - Litigation.” At September 30, 2021, the aggregate amount of loss contingency reserves established in respect of the FHLB-Seattle and Schwab litigation matters described in our Annual Report on Form 10-K for the year ended December 31, 2020 was $2 million. At September 30, 2021, the aggregate amount of our accrual for estimated costs associated with the "Residential Loan Seller Demands" described in our Annual Report on Form 10-K for the year ended December 31, 2020 was $2 million, a portion of which is contingent on the successful completion of future residential loan purchase and sale transactions with certain counterparties. We believe we have either resolved or adequately accrued for any unresolved Residential Loan Seller Demands and that there are no other Residential Loan Seller Demands that are reasonably possible to result in a material loss.
Note 17. Equity
The following table provides a summary of changes to accumulated other comprehensive income by component for the three and nine months ended September 30, 2021 and 2020.
Table 17.1 – Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$88,251	$(78,511)	$53,246	$(82,637)
Other comprehensive (loss) income before reclassifications	(2,658)	—	8,236	—
Amounts reclassified from other accumulated comprehensive income (loss)	(6,200)	1,041	(445)	1,040
Net current-period other comprehensive (loss) income	(8,858)	1,041	7,791	1,040
Balance at End of Period	$79,393	$(77,470)	$61,037	$(81,597)

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(In Thousands)	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges	Available-for-Sale Securities	Interest Rate Agreements Accounted for as Cash Flow Hedges
Balance at beginning of period	$76,336	$(80,557)	$92,452	$(50,939)
Other comprehensive income (loss) before reclassifications	19,552	—	(19,890)	(32,806)
Amounts reclassified from other accumulated comprehensive income (loss)	(16,495)	3,087	(11,525)	2,148
Net current-period other comprehensive income (loss)	3,057	3,087	(31,415)	(30,658)
Balance at End of Period	$79,393	$(77,470)	$61,037	$(81,597)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 17. Equity - (continued)
The following table provides a summary of reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2021 and 2020.
Table 17.2 – Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Three Months Ended September 30,
(In Thousands)	Income Statement	2021	2020
Net Realized (Gain) Loss on AFS Securities
Decrease in allowance for credit losses on AFS securities	Investment fair value changes, net	$—	$(445)
Gain on sale of AFS securities	Realized gains, net	(6,200)	—
		$(6,200)	$(445)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$1,041	$1,040
		$1,041	$1,040

		Amount Reclassified From Accumulated Other Comprehensive Income
	Affected Line Item in the	Nine Months Ended September 30,
(In Thousands)	Income Statement	2021	2020
Net Realized (Gain) Loss on AFS Securities
(Decrease) increase in allowance for credit losses on AFS securities	Investment fair value changes, net	$(388)	$1,026
Gain on sale of AFS securities	Realized gains, net	(16,107)	(12,552)
		$(16,495)	$(11,526)
Net Realized Loss on Interest Rate Agreements Designated as Cash Flow Hedges
Amortization of deferred loss	Interest expense	$3,087	$2,148
		$3,087	$2,148
Issuance of Common Stock
We have an established program to sell up to an aggregate of $175 million of common stock from time to time in at-the-market ("ATM") offerings. During the nine months ended September 30, 2021, we issued 1,466,669 common shares for net proceeds of $18 million under this program. At September 30, 2021, approximately $92 million remained outstanding for future offerings under this program.
Direct Stock Purchase and Dividend Reinvestment Plan
During the nine months ended September 30, 2021, we issued 119,040 shares of common stock for net proceeds of $1 million through our Direct Stock Purchase and Dividend Reinvestment Plan. During the nine months ended September 30, 2020, we did not issue any shares of common stock through our Direct Stock Purchase and Dividend Reinvestment Plan. At September 30, 2021, approximately 6 million shares remained outstanding for future offerings under this plan.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 17. Equity - (continued)
Earnings (Loss) per Common Share
The following table provides the basic and diluted earnings (loss) per common share computations for the three and nine months ended September 30, 2021 and 2020.
Table 17.3 – Basic and Diluted Earnings (Loss) per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except Share Data)	2021	2020	2021	2020
Basic Earnings (Loss) per Common Share:
Net income (loss) attributable to Redwood	$88,286	$141,812	$275,568	$(636,142)
Less: Dividends and undistributed earnings allocated to participating securities	(2,984)	(4,067)	(8,979)	(1,427)
Net income (loss) allocated to common shareholders	$85,302	$137,745	$266,589	$(637,569)
Basic weighted average common shares outstanding	112,995,847	113,403,102	112,754,691	113,952,308
Basic Earnings (Loss) per Common Share	$0.75	$1.21	$2.36	$(5.60)
Diluted Earnings (Loss) per Common Share:
Net income (loss) attributable to Redwood	$88,286	$141,812	$275,568	$(636,142)
Less: Dividends and undistributed earnings allocated to participating securities	(2,747)	(3,512)	(8,151)	(1,427)
Add back: Interest expense on convertible notes for the period, net of tax	6,870	6,990	20,585	—
Net income (loss) allocated to common shareholders	$92,409	$145,290	$288,002	$(637,569)
Weighted average common shares outstanding	112,995,847	113,403,102	112,754,691	113,952,308
Net effect of dilutive equity awards	292,749	—	253,819	—
Net effect of assumed convertible notes conversion to common shares	28,566,875	28,566,875	28,566,875	—
Diluted weighted average common shares outstanding	141,855,471	141,969,977	141,575,385	113,952,308
Diluted Earnings (Loss) per Common Share	$0.65	$1.02	$2.03	$(5.60)
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
During the three and nine months ended September 30, 2021 and the three months ended September 30, 2020, certain of our convertible notes were determined to be dilutive and were included in the calculation of diluted EPS under the "if-converted" method. Under this method, the periodic interest expense (net of applicable taxes) for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether they are in or out of the money) are included in the denominator.
For the nine months ended September 30, 2020, 32.2 million of common shares related to the assumed conversion of our convertible notes were antidilutive and were excluded in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2021, the number of outstanding equity awards that were antidilutive totaled 22,102 and 18,736, respectively. For the three and nine months ended September 30, 2020, the number of outstanding equity awards that were antidilutive totaled 13,560 and 15,457, respectively.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 17. Equity - (continued)
Stock Repurchases
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2021, we did not repurchase any shares. At September 30, 2021, $78 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
Note 18. Equity Compensation Plans
At September 30, 2021 and December 31, 2020, 7,273,676 and 7,957,891 shares of common stock, respectively, were available for grant under our Incentive Plan. The unamortized compensation cost of awards issued under the Incentive Plan, which are settled by delivery of shares of common stock and purchases under the Employee Stock Purchase Plan, totaled $26 million at September 30, 2021, as shown in the following table.
Table 18.1 – Activities of Equity Compensation Costs by Award Type

	Nine Months Ended September 30, 2021
(In Thousands)	Restricted Stock Awards	Restricted Stock Units	Deferred Stock Units	Performance Stock Units	Employee Stock Purchase Plan	Total
Unrecognized compensation cost at beginning of period	$564	$3,540	$17,766	$5,794	$—	$27,664
Equity grants	—	2,370	5,766	—	335	8,471
Performance-based valuation adjustment	—	—	—	1,072	—	1,072
Equity grant forfeitures	(2)	(670)	(550)	—	—	(1,222)
Equity compensation expense	(375)	(1,188)	(5,681)	(2,002)	(251)	(9,497)
Unrecognized Compensation Cost at End of Period	$187	$4,052	$17,301	$4,864	$84	$26,488
At September 30, 2021, the weighted average amortization period remaining for all of our equity awards was one year.
Restricted Stock Awards ("RSAs")
At September 30, 2021 and December 31, 2020, there were 29,693 and 78,998 shares, respectively, of RSAs outstanding. Restrictions on these shares lapse through 2022. During the nine months ended September 30, 2021, there were no RSAs granted, restrictions on 49,305 RSAs lapsed and those shares were distributed, and no RSAs were forfeited.
Restricted Stock Units ("RSUs")
At September 30, 2021 and December 31, 2020, there were 445,183 and 282,424 shares, respectively, of RSUs outstanding. During the nine months ended September 30, 2021, there were 272,261 RSUs granted, 64,759 RSUs distributed, and 44,743 RSUs forfeited. Unvested RSUs at September 30, 2021 vest through 2025.
Deferred Stock Units (“DSUs”)
At September 30, 2021 and December 31, 2020, there were 3,318,540 and 2,805,144 DSUs, respectively, outstanding of which 1,546,724 and 1,206,125, respectively, had vested. During the nine months ended September 30, 2021, there were 700,552 DSUs granted, 155,995 DSUs distributed, and 31,161 DSUs forfeited. Unvested DSUs at September 30, 2021 vest through 2025.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 18. Equity Compensation Plans - (continued)
Performance Stock Units (“PSUs”)
At September 30, 2021 and December 31, 2020, the target number of PSUs that were unvested was 955,710 and 978,735, respectively. Vesting for PSUs generally occurs at the end of three years from their respective grant dates based on various total shareholder return performance calculations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020. With respect to PSUs granted in May 2018, the three-year performance period ended during the second quarter of 2021, resulting in the vesting of no shares of our common stock. During the second quarter of 2021, for PSUs granted in 2020, we adjusted the future amortization expense by $1 million to reflect our current estimate of the number of shares expected to vest in relation to the performance condition for the initial one-year vesting tranche.
Employee Stock Purchase Plan ("ESPP")
The ESPP allows a maximum of 850,000 shares of common stock to be purchased in aggregate for all employees. As of September 30, 2021 and December 31, 2020, 546,093 and 489,886 shares had been purchased, respectively, and there remained a negligible amount of uninvested employee contributions in the ESPP at September 30, 2021.
Note 19. Mortgage Banking Activities, Net
The following table presents the components of Mortgage banking activities, net, recorded in our consolidated statements of income (loss) for the three and nine months ended September 30, 2021 and 2020.
Table 19.1 – Mortgage Banking Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Residential Mortgage Banking Activities, Net
Changes in fair value of:
Residential loans, at fair value (1)	$27,862	$12,589	$75,496	$19,151
Trading securities (2)	32	—	(342)	—
Risk management derivatives (3)	3,963	(10)	37,187	(31,304)
Other income (expense), net (4)	1,089	(715)	3,305	(7,069)
Total residential mortgage banking activities, net	32,946	11,864	115,646	(19,222)

Business Purpose Mortgage Banking Activities, Net:
Changes in fair value of:
Single-family rental loans, at fair value (1)	18,461	43,191	54,675	56,209
Risk management derivatives (3)	(424)	(89)	930	(21,627)
Bridge loans, at fair value	3,433	938	6,702	(4,256)
Other income, net (5)	8,747	3,491	22,236	13,407
Total business purpose mortgage banking activities, net	30,217	47,531	84,543	43,733
Mortgage Banking Activities, Net	$63,163	$59,395	$200,189	$24,511
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 20. Other Income
The following table presents the components of Other income recorded in our consolidated statements of income (loss) for the three and nine months ended September 30, 2021 and 2020.
Table 20.1 – Other Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
MSR (loss) income, net (1)	$295	$(2,362)	$949	$(5,595)
Agency risk sharing agreement income	575	1,200	2,318	3,146
FHLBC capital stock dividend	3	116	53	1,201
Bridge loan fees	1,131	716	2,735	2,520
Other	384	216	2,302	2,707
Other Income, Net	$2,388	$(114)	$8,357	$3,979
(1)Includes servicing fees and fair value changes for MSRs and associated hedges, net.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 21. General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses
Components of our general and administrative expenses, loan acquisition costs, and other expenses for the three and nine months ended September 30, 2021 and 2020 are presented in the following table.
Table 21.1 – Components of General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
General and Administrative Expenses
Fixed compensation expense	$11,285	$10,103	$34,359	$36,605
Annual variable compensation	19,844	5,882	51,021	9,171
Long-term incentive award expense (1)	4,915	2,639	14,766	7,896
Acquisition-related equity compensation expense (2)	1,189	1,212	3,613	3,636
Systems and consulting	2,975	2,145	9,224	7,752
Office costs	2,197	1,859	6,029	5,854
Accounting and legal	1,197	1,601	3,132	6,605
Corporate costs	964	831	2,528	2,128
Other	3,126	1,358	7,165	5,185
Total General and Administrative Expenses	47,692	27,630	131,837	84,832

Loan Acquisition Costs
Commissions	1,906	879	4,830	3,027
Underwriting costs	2,351	771	5,872	3,289
Transfer and holding costs	364	508	1,226	1,400
Total Loan Acquisition Costs	4,621	2,158	11,928	7,716

Other Expenses
Goodwill impairment expense	—	—	—	88,675
Amortization of purchase-related intangible assets	3,873	3,873	11,619	12,052
Other	150	3,915	485	3,559
Total Other Expenses	4,023	7,788	12,104	104,286
Total General and Administrative Expenses, Loan Acquisition Costs, and Other Expenses	$56,336	$37,576	$155,869	$196,834
(1)For the three months ended September 30, 2021, long-term incentive award expense includes $3 million of expense for awards settleable in shares of our common stock and $1 million of expense for awards settleable in cash. For the nine months ended September 30, 2021, long-term incentive award expense includes $10 million of expense for awards settleable in shares of our common stock and $4 million of expense for awards settleable in cash.
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

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 22. Taxes
We believe that we have met all requirements for qualification as a REIT for federal income tax purposes. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income and meet certain other requirements that relate to, among others, the assets it holds, the income it generates, and the composition of its stockholders.
For the nine months ended September 30, 2021 and 2020, we recognized a provision for income taxes of $14 million and a benefit from income taxes of $13 million, respectively. The following is a reconciliation of the statutory federal and state tax rates to our effective tax rate at September 30, 2021 and 2020.
Table 22.1 – Reconciliation of Statutory Tax Rate to Effective Tax Rate

	September 30, 2021	September 30, 2020
Federal statutory rate	21.0%	21.0%
State statutory rate, net of Federal tax effect	8.6%	8.6%
Differences in taxable (loss) income from GAAP income	(13.1)%	(23.6)%
Change in valuation allowance	(6.8)%	(4.0)%
Dividends paid deduction (1)	(4.9)%	—%
Effective Tax Rate	4.8%	2.0%
(1)The dividends paid deduction in the effective tax rate reconciliation is generally representative of the amount of distributions to shareholders that reduce REIT taxable income. For the nine months ended September 30, 2020, the dividends paid deduction is 0% because there was no REIT taxable income available to apply against the dividends paid. This was due to our REIT incurring a taxable loss during the period.
We assessed our tax positions for all open tax years (i.e., Federal, 2017 to 2021, and State, 2016 to 2021) at September 30, 2021 and December 31, 2020, and concluded that we had no uncertain tax positions that resulted in material unrecognized tax benefits.
For the three months ended September 30, 2021, we reassessed the valuation allowance on our deferred tax assets ("DTAs") noting an increase in positive evidence related to our ability to utilize certain DTAs. The positive evidence includes significant revenue growth in recent quarters and expectations regarding future profitability at our TRS. After assessing both the positive and negative evidence, we determined it was more likely than not that we will realize all of our federal DTAs. Therefore, we reversed our federal valuation allowance of $17 million as a discrete benefit in the third quarter of 2021. In addition to the federal valuation allowance release, we determined it was more likely than not that we will realize a portion of our state DTAs and, as such, reversed $3 million of state valuation allowance as a discrete item in the third quarter of 2021. Consistent with prior periods, we continued to maintain a valuation allowance against the majority of our net state DTAs as realization of our state DTAs is dependent on generating sufficient taxable income in the same jurisdictions in which the DTAs exist and we project most of our state DTAs will expire prior to their utilization.
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
September 30, 2021
(Unaudited)

Note 23. Segment Information - (continued)
The following tables present financial information by segment for the three and nine months ended September 30, 2021 and 2020.
Table 23.1 – Business Segment Financial Information

	Three Months Ended September 30, 2021
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$44,220	$67,235	$33,218	$1,049	$145,722
Interest expense	(25,395)	(46,834)	(21,370)	(10,155)	(103,754)
Net interest income	18,825	20,401	11,848	(9,106)	41,968
Non-interest income
Mortgage banking activities, net	32,946	30,217	—	—	63,163
Investment fair value changes, net	2,285	3,470	20,569	(247)	26,077
Other income, net	874	1,184	—	330	2,388
Realized gains, net	6,389	314	—	—	6,703
Total non-interest income (loss), net	42,494	35,185	20,569	83	98,331
General and administrative expenses	(8,989)	(13,987)	(1,415)	(23,301)	(47,692)
Loan acquisition costs	(2,395)	(2,175)	(51)	—	(4,621)
Other expenses	—	(3,873)	(150)	—	(4,023)
(Provision for) benefit from income taxes	(11,139)	(3,485)	(335)	19,282	4,323
Segment Contribution	$38,796	$32,066	$30,466	$(13,042)
Net Income					$88,286
Non-cash amortization (expense) income, net	$5,862	$(4,713)	$276	$(1,995)	$(570)

	Nine Months Ended September 30, 2021
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$104,801	$202,155	$102,180	$3,586	$412,722
Interest expense	(65,488)	(151,351)	(66,883)	(30,649)	(314,371)
Net interest income	39,313	50,804	35,297	(27,063)	98,351
Non-interest income
Mortgage banking activities, net	115,646	84,543	—	—	200,189
Investment fair value changes, net	8,958	10,551	102,303	(1,168)	120,644
Other income, net	4,566	3,044	5	742	8,357
Realized gains, net	15,484	812	1,507	—	17,803
Total non-interest income, net	144,654	98,950	103,815	(426)	346,993
General and administrative expenses	(30,539)	(38,834)	(3,476)	(58,988)	(131,837)
Loan acquisition costs	(5,698)	(6,088)	(138)	(4)	(11,928)
Other expenses	(6)	(11,523)	(592)	17	(12,104)
(Provision for) benefit from income taxes	(25,289)	(6,988)	(912)	19,282	(13,907)
Segment Contribution	$122,435	$86,321	$133,994	$(67,182)
Net Income					$275,568
Non-cash amortization (expense) income, net	$8,867	$(16,154)	$317	$(5,845)	$(12,815)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 23. Segment Information - (continued)

	Three Months Ended September 30, 2020
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$26,672	$55,930	$37,576	$1,804	$121,982
Interest expense	(21,401)	(44,159)	(24,238)	(10,613)	(100,411)
Net interest income	5,271	11,771	13,338	(8,809)	21,571
Non-interest income
Mortgage banking activities, net	11,864	47,531	—	—	59,395
Investment fair value changes, net	2,443	16,892	87,890	(178)	107,047
Other income, net	(2,011)	623	340	934	(114)
Realized gains, net	—	—	602	—	602
Total non-interest income, net	12,296	65,046	88,832	756	166,930
General and administrative expenses	(4,602)	(9,321)	(709)	(12,998)	(27,630)
Loan acquisition costs	(304)	(1,660)	(194)	—	(2,158)
Other expenses	(3,309)	(3,874)	(470)	(135)	(7,788)
(Provision for) benefit from income taxes	(826)	(8,544)	257	—	(9,113)
Segment Contribution	$8,526	$53,418	$101,054	$(21,186)
Net Income					$141,812
Non-cash amortization income (expense), net	$1,785	$(6,719)	$117	$(1,516)	$(6,333)

	Nine Months Ended September 30, 2020
(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
Interest income	$123,956	$162,732	$155,583	$7,738	$450,009
Interest expense	(87,725)	(113,143)	(111,666)	(37,214)	(349,748)
Net interest income	36,231	49,589	43,917	(29,476)	100,261
Non-interest income
Mortgage banking activities, net	(19,222)	43,733	—	—	24,511
Investment fair value changes, net	(159,107)	(84,837)	(366,696)	(917)	(611,557)
Other income, net	(2,278)	3,493	1,072	1,692	3,979
Realized gains, net	2,001	—	3,236	25,182	30,419
Total non-interest income, net	(178,606)	(37,611)	(362,388)	25,957	(552,648)
General and administrative expenses	(12,901)	(29,977)	(4,230)	(37,724)	(84,832)
Loan acquisition costs	(1,512)	(5,630)	(567)	(7)	(7,716)
Other expenses	(3,309)	(100,743)	347	(581)	(104,286)
Benefit from income taxes	7,827	477	4,775	—	13,079
Segment Contribution	$(152,270)	$(123,895)	$(318,146)	$(41,831)
Net Loss					$(636,142)
Non-cash amortization income (expense), net	$732	$(18,035)	$1,170	$(3,244)	$(19,377)
Other significant non-cash expense: goodwill impairment	$—	$(88,675)	$—	$—	$(88,675)

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 23. Segment Information - (continued)
The following table presents the components of Corporate/Other for the three and nine months ended September 30, 2021 and 2020.

Table 23.2 – Components of Corporate/Other

	Three Months Ended September 30,
	2021			2020
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$1,042	$7	$1,049	$1,795	$9	$1,804
Interest expense	(641)	(9,514)	(10,155)	(1,059)	(9,554)	(10,613)
Net interest income	401	(9,507)	(9,106)	736	(9,545)	(8,809)
Non-interest income
Investment fair value changes, net	(247)	—	(247)	(81)	(97)	(178)
Other income	—	330	330	—	934	934
Total non-interest income, net	(247)	330	83	(81)	837	756
General and administrative expenses	—	(23,301)	(23,301)	—	(12,998)	(12,998)
Other expenses	—	—	—	—	(135)	(135)
Provision for income taxes	—	19,282	19,282	—	—	—
Total	$154	$(13,196)	$(13,042)	$655	$(21,841)	$(21,186)

	Nine Months Ended September 30,
	2021			2020
(In Thousands)	Legacy Consolidated VIEs (1)	Other	Total	Legacy Consolidated VIEs (1)	Other	Total
Interest income	$3,559	$27	$3,586	$7,674	$64	$7,738
Interest expense	(2,271)	(28,378)	(30,649)	(5,099)	(32,115)	(37,214)
Net interest income	1,288	(28,351)	(27,063)	2,575	(32,051)	(29,476)
Non-interest income
Investment fair value changes, net	(1,162)	(6)	(1,168)	(702)	(215)	(917)
Other income	—	742	742	—	1,692	1,692
Realized gains, net	—	—	—	—	25,182	25,182
Total non-interest income, net	(1,162)	736	(426)	(702)	26,659	25,957
General and administrative expenses	—	(58,988)	(58,988)	—	(37,724)	(37,724)
Loan acquisition costs	—	(4)	(4)	—	(7)	(7)
Other expenses	—	17	17	—	(581)	(581)
Provision for income taxes	—	19,282	19,282	—	—	—
Total	$126	$(67,308)	$(67,182)	$1,873	$(43,704)	$(41,831)
(1)     Legacy consolidated VIEs represent Legacy Sequoia entities that are consolidated for GAAP financial reporting purposes. See Note 4 for further discussion on VIEs.

REDWOOD TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 23. Segment Information - (continued)
The following table presents supplemental information by segment at September 30, 2021 and December 31, 2020.
Table 23.3 – Supplemental Segment Information

(In Thousands)	Residential Lending	Business Purpose Lending	Third-Party Investments	Corporate/ Other	Total
September 30, 2021
Residential loans	$3,974,829	$—	$1,999,405	$242,234	$6,216,468
Business purpose loans	—	4,693,555	—	—	4,693,555
Multifamily loans	—	—	482,791	—	482,791
Real estate securities	150,368	—	202,918	—	353,286
Other investments	12,389	6,767	379,102	24,108	422,366
Intangible assets	—	45,246	—	—	45,246
Total assets	4,219,950	4,860,226	3,088,815	903,723	13,072,714

December 31, 2020
Residential loans	$1,741,963	$—	$2,221,153	$285,935	$4,249,051
Business purpose loans	—	4,136,353	—	—	4,136,353
Multifamily loans	—	—	492,221	—	492,221
Real estate securities	160,780	—	183,345	—	344,125
Other investments	8,815	21,627	317,282	451	348,175
Intangible assets	—	56,865	—	—	56,865
Total assets	1,989,802	4,323,040	3,232,415	809,809	10,355,066

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
–Income Taxes
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
Statements regarding the following subjects, among others, are forward-looking by their nature: (i) statements we make regarding Redwood's business strategy and strategic focus, including statements relating to our overall market position, strategy and long-term prospects (including trends driving the flow of capital in the housing finance market, our strategic initiatives designed to capitalize on those trends, our ability to attract capital to finance those initiatives, our approach to raising capital, our ability to pay dividends in the future, and the prospects for federal housing finance reform); (ii) statements related to our financial outlook and expectations for 2021 and future years; (iii) statements related to our opportunities for growth, including by continuing to creatively expand distribution channels for our loans products; (iv) statements related to our investment portfolio, including that there remains potential upside in our portfolio through a combination of accretable market discount and call rights that we control, and that we reinitiated our flow purchase arrangement with Point, providing us with continuing HEI acquisition and securitization opportunities; (v) statements related to our residential and business purpose lending platforms, including that we expect CoreVest to continue to consider issuing bridge loan securitizations in conjunction with our traditional SFR loan securitizations; (vi) statements relating to our estimate of our available capital (including that we estimate our available capital at September 30, 2021 was approximately $350 million); (vii) statements relating to acquiring residential mortgage loans in the future that we have identified for purchase or plan to purchase, including the amount of such loans that we identified for purchase during the third quarter of 2021 and at September 30, 2021, and expected fallout and the corresponding volume of residential mortgage loans expected to be available for purchase; (viii) statements we make regarding future dividends, including with respect to our regular quarterly dividends in 2021; and (ix) statements regarding our expectations and estimates relating to the characterization for income tax purposes of our dividend distributions, our expectations and estimates relating to tax accounting, tax liabilities and tax savings, and GAAP tax provisions, and our estimates of REIT taxable income and TRS taxable income.
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

OVERVIEW
Business Update
During the third quarter, we hosted Redwood’s third annual Investor Day. During our event we affirmed our commitment to our corporate mission to make quality housing, whether rented or owned, accessible to all American households, and discussed the Company's vision of being the leading operator and strategic capital provider driving sustainable innovation in housing finance.
We have significantly broadened our business within the housing market over the past several years. This includes expanding our mortgage banking platform and investment portfolio beyond the jumbo residential mortgage space, while maintaining the core competencies of the firm around our expertise in residential housing credit. Our expansion includes our acquisition of CoreVest in 2019 – which has now been part of our platform for two years – and investments in several other areas of housing finance. More recently, our approach to capital deployment has continued to evolve. Our progress this year growing our RWT Horizons initiative – investing in advanced technologies with the potential to transform our businesses – reflects an important step in that process. While our capital remains predominantly allocated to our operating businesses and investment portfolio, RWT Horizons reflects our belief in the strategic importance of innovation and partnership in driving profitable scale.
Our strategic vision is based upon the vast addressable market we see in front of us, driven by macroeconomic and market forces that have made liquidity sourced from the private markets essential for a robust housing finance system, for both consumers and investors alike. The recent modest increase in benchmark rates belies a lack of yield in the market that – but for some brief and notable intervals – has been persistent for over a decade. Taken together, this puts a premium on enterprises that can directly access markets efficiently and with discipline. We believe that these competencies, coupled with capital optimization and efficiency gains, will drive our financial results, and continuing to creatively expand distribution channels for mortgage loans we originate or acquire will be an important part of our evolution.
Turning to the third quarter of 2021, after a successful first half of the year, our team continued its strong performance. CoreVest maintained its momentum, funding $639 million of loans for the quarter, including $239 million in September alone. Our third quarter results saw strong contributions from both our SFR and Bridge lending teams, and we made key progress in our correspondent loan business, including our strategic investment in Churchill. Meanwhile, the Residential business identified $4.7 billion of loans for purchase in the third quarter (locked loans, unadjusted for fallout). Notwithstanding that benchmark interest rates hit lows not seen since February, almost 60% of our residential loan locks during the third quarter were on purchase-money loans, which we believe is indicative of the quality of our pipeline and our sellers.
Our investment portfolio remained in step with this operating progress, appreciating in value by approximately 2% during the third quarter of 2021. We believe there remains potential upside in our securities portfolio from a combination of accretable market discount and call rights that we control.
These factors contributed to another strong quarter of financial results, with GAAP earnings of $0.65 per diluted share, a 27% annualized return on equity for the third quarter of 2021. Book value increased 4.7% in the third quarter to $12.00 per share, contributing to an overall year-to-date increase of 21%. We declared a third quarter dividend of $0.21 per share and have now earned a 27% economic return year to date, which represents growth in GAAP book value combined with dividends paid.
Additionally, we executed a series of strategic and novel transactions across various disciplines within our firm that both positively contributed to earnings and provided indicators of our operating progress. Our Residential team completed a securitization leveraging blockchain technology for enhanced payment reporting for Sequoia investors. Historically, RMBS investors have needed to wait until well into the following month to see a month’s worth of remittance details on underlying loans. Liquid Mortgage – an early portfolio company of RWT Horizons – has coordinated with our sub-servicer to publish daily remittance information on a public blockchain. We believe this implementation is just the first step in the application of this type of technology to our business.
Next, we completed CoreVest’s first securitization of bridge loans, which priced competitively against comparable transactions in the market. This new form of distribution provides a valuable capital management tool with a 30-month reinvestment feature. We expect CoreVest to continue to consider issuing bridge loan securitizations in conjunction with our traditional single-family rental ("SFR") loan securitizations, having recently priced the 19th overall CAFL securitization in October 2021.

Finally, we co-sponsored a securitization backed entirely by residential Home Equity Investment contracts (“HEIs”). Co-sponsored with Point Digital, a financial technology company, this transaction allowed investors to participate in a new sector of the residential housing finance market that enables homeowners to participate in the benefits of home price appreciation without having to sell their homes or incur additional debt obligations. In parallel with this securitization, we renewed our flow purchase arrangement with Point, providing us with continuing HEI acquisition and securitization opportunities.
RWT Horizons also continued its investment activity, completing six investments during the third quarter while continuing to analyze a broad array of opportunities in the pipeline, including several in the climate analytics area, which continues to be of interest as traditional methods of predicting how climate change can impact property valuation and insurability continue to evolve. With a direct relationship to our firmwide ESG work, we expect to continue dedicating focus to this type of opportunity through RWT Horizons.
As we approach the end of 2021, we are proceeding cautiously. We see several macro and market risks ahead, including COVID-19 variants, rising inflation, central bank tapering (now officially signaled by the Federal Reserve) and Federal debt ceiling extension uncertainty, among others. More fundamentally, recent trends in unemployment claims data suggest that the economy is still in a recovery phase and the current economic situation is far from stable, notwithstanding consistent upward pressure on home prices and rents that has otherwise been favorable to our business results. Our interest rate, capital and broader risk management posture reflects this cautious view: while we have generated strong earnings thus far in 2021, we have done so with record levels of cash on hand – including $557 million at September 30, 2021.
We are also focused on making a positive impact for our people, our customers, our communities, and the overall society within which we operate. We believe this focus on a business model vision and a set of core values can produce long-term and sustainable benefits for all our stakeholders. Going forward, we expect to continue operating to fulfill our broadly-conceived mission, focusing on the significant addressable markets in front of us, embracing the cusp of innovation, running a business grounded in fundamentals and sound analysis, and nurturing a diverse talent bench engaged and aligned with our values.

Third Quarter Overview
The following table presents key financial metrics for the three and nine months ended September 30, 2021.
Table 1 – Key Financial Metrics

	Three Months Ended	Nine Months Ended
(In Thousands, except per Share Data)	September 30, 2021	September 30, 2021
Net income per diluted common share	$0.65	$2.03
Annualized GAAP return on equity	26.7%	29.6%
Dividends per share	$0.21	$0.55
Book value per share	$12.00	$12.00
Economic return on book value (1)	6.5%	26.6%
(1)Economic return on book value is based on the periodic change in GAAP book value per common share plus dividends declared per common share during the period.
•Our third quarter 2021 results reflect ongoing strength of our operating platforms with higher volumes and strong margins driving increased revenues, improved returns in our investment portfolio from more efficient financing, and a tax benefit realized during the quarter. These results, along with an increase in the value of our securities portfolio attributable to continued positive fundamental trends, contributed to a 4.7% increase in our book value per share during the quarter.
•In September 2021, we announced a 17% increase in our quarterly dividend to $0.21 per share for the third quarter of 2021.
•Our book value increased $0.54 per share to $12.00 per share during the third quarter of 2021, as basic earnings per share significantly exceeded our third quarter dividend of $0.21 per share.
•Our business purpose lending platform funded $639 million of business purpose mortgage loans in the third quarter, including $394 million of single-family rental loans and $245 million of residential bridge loans.
•During the third quarter of 2021, we locked a record $4.74 billion of jumbo loans with over 125 discrete sellers, jumbo loan purchase commitments were $3.29 billion, and we purchased $3.18 billion of residential jumbo loans.
•During the third quarter of 2021, we securitized $1.03 billion of loans through three securitizations across Residential and Business Purpose Lending, and distributed $2.43 billion of jumbo loans through whole loan sales.
•During the third quarter of 2021, we completed a securitization backed entirely by residential home equity investment contracts ("HEIs"), issuing approximately $146 million of securities through a transaction co-sponsored with Point Digital.
•During the third quarter of 2021, we funded six venture investments through our RWT Horizons venture investment initiative.
•During the third quarter of 2021, we added over $350 million of financing capacity to support growth of our operating platforms and completed a new $100 million non-marginable term financing collateralized by retained securities in our investment portfolio.
•At September 30, 2021, our unrestricted cash was $557 million, and our estimated available capital was $350 million.

RESULTS OF OPERATIONS
Within this Results of Operations section, we provide commentary that compares results year-over-year for 2021 and 2020. Most tables include a "change" column that shows the amount by which the results from 2021 are greater or less than the results from the respective period in 2020. Unless otherwise specified, references in this section to increases or decreases during the "three-month periods" refer to the change in results for the third quarter of 2021, compared to the third quarter of 2020, and increases or decreases in the "nine-month periods" refer to the change in results for the nine months of 2021, compared to the first nine months of 2020.
Consolidated Results of Operations
The following table presents the components of our net income for the three and nine months ended September 30, 2021 and 2020.
Table 2 – Net Income (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, except per Share Data)	2021	2020	Change	2021	2020	Change
Net Interest Income	$41,968	$21,571	$20,397	$98,351	$100,261	$(1,910)
Non-interest Income
Mortgage banking activities, net	63,163	59,395	3,768	200,189	24,511	175,678
Investment fair value changes, net	26,077	107,047	(80,970)	120,644	(611,557)	732,201
Other income	2,388	(114)	2,502	8,357	3,979	4,378
Realized gains, net	6,703	602	6,101	17,803	30,419	(12,616)
Total non-interest income (loss), net	98,331	166,930	(68,599)	346,993	(552,648)	899,641
General and administrative expenses	(47,692)	(27,630)	(20,062)	(131,837)	(84,832)	(47,005)
Loan acquisition costs	(4,621)	(2,158)	(2,463)	(11,928)	(7,716)	(4,212)
Other expenses	(4,023)	(7,788)	3,765	(12,104)	(104,286)	92,182
Net income (loss) before income taxes	83,963	150,925	(66,962)	289,475	(649,221)	938,696
Benefit from (provision for) income taxes	4,323	(9,113)	13,436	(13,907)	13,079	(26,986)
Net Income (Loss)	$88,286	$141,812	$(53,526)	$275,568	$(636,142)	$911,710
Diluted earnings (loss) per common share	$0.65	$1.02	$(0.37)	$2.03	$(5.60)	$7.63
Net Interest Income
The increase in net interest income during the three-month periods was primarily due to higher average asset balances during the third quarter of 2021, as well as a higher net interest margin, driven by the combination of a lower average cost of funds and higher discount accretion on our available-for-sale securities. For the nine-month periods, the decrease in net interest expense was primarily related to higher average asset balances during the first half of 2020, as we repositioned our portfolio during the second quarter of 2020, selling a significant amount of assets.
Additional detail on net interest income is provided in the “Net Interest Income” section that follows.
Mortgage Banking Activities, Net
The increase in income from mortgage banking activities during the three- and nine-month periods was primarily due to an increase in loan acquisition and origination volumes at both our residential and business purpose mortgage banking businesses during 2021, due to pandemic-related disruptions in 2020, which adversely impacted our origination volumes in 2020.
A more detailed analysis of the changes in this line item is included in the “Results of Operations by Segment” section that follows.

Investment Fair Value Changes, Net
Investment fair value changes, net, is primarily comprised of the change in fair values of our portfolio investments accounted for under the fair value option and, prior to the second quarter of 2020, interest rate hedges associated with these investments. During the three and nine months ended September 30, 2021, positive investment fair value changes reflected continuing improvement in credit performance and spread tightening across our investment portfolio, particularly in our third-party re-performing loan ("RPL") and retained CAFL SFR securities. Additional detail on our investment fair value changes during 2021 is included in the “Results of Operations by Segment” section that follows.
During the three months ended September 30, 2020, investment fair value changes reflected increases in the fair value of our investment assets from improved credit performance and spread tightening. During the nine months ended September 30, 2020, the negative investment fair value changes reflected significant declines in the value of our investments in the first quarter of 2020 resulting from market dislocations caused by the pandemic.
Other Income
The increase in other income for the three- and nine-month periods was primarily the result of an increase in income from our MSR investments, which generally benefited from a stabilization in prepayment speeds during 2021.
Realized Gains, Net
During the three and nine months ended September 30, 2021, we realized gains of $7 million and $18 million, respectively, primarily resulting from the call of two and six seasoned Sequoia securitizations, respectively. During the three and nine months ended September 30, 2020, we realized gains of $1 million and $30 million, respectively, primarily resulting from the sale of AFS securities, and for the nine-month period, a $25 million gain from the repurchase of $125 million of convertible debt during the second quarter of 2020.
General and Administrative Expenses
The increase in general and administrative expenses for the three- and nine-month periods primarily resulted from increased accruals of variable compensation expense associated with improved financial results in 2021 as compared to 2020, as well as long-term incentive award expense from awards granted in the second half of 2020.
Loan Acquisition Costs
The increase in loan acquisition costs for the three- and nine-month periods was primarily due to higher loan origination volumes throughout 2021 as compared to 2020.
Other Expenses
The decrease in other expenses for the nine-month periods was primarily due to $89 million of goodwill impairment expense at our Business Purpose Lending segment recorded in the first quarter of 2020 that was taken as a result of the onset of pandemic- and liquidity-related disruptions.
Provision for Income Taxes
Our provision for income taxes is almost entirely related to activity at our taxable REIT subsidiaries, which primarily includes our mortgage banking activities and MSR investments, as well as certain other investment and hedging activities. For the three-month periods, our income tax provision decreased as we realized a $19 million benefit from the release of valuation allowance on a portion of our deferred tax assets. This decrease was partially offset by an increase in GAAP income recorded at our TRS and state taxes during 2021. For the nine-month periods, the tax provision in 2021 is reflective of the positive income earned at our taxable subsidiaries, partially offset by the benefit from the release of valuation allowance and higher state taxes, as compared to a tax benefit in 2020 reflective of a net loss incurred in that period.
For additional detail on income taxes, see the “Taxable Income and Tax Provision” section that follows.

Net Interest Income
The following table presents the components of net interest income for the three and nine months ended September 30, 2021 and 2020.
Table 3 – Net Interest Income

	Three Months Ended September 30,
	2021			2020
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$15,377	$1,936,882	3.2%	$434	$53,297	3.3%
Residential loans - HFI at Redwood (2)	—	—	—%	77	—	—%
Residential loans - HFI at Legacy Sequoia (2)	1,042	248,791	1.7%	1,795	285,077	2.5%
Residential loans - HFI at Sequoia (2)	18,867	2,104,357	3.6%	20,919	1,910,771	4.4%
Residential loans - HFI at Freddie Mac SLST (2)	18,707	2,043,813	3.7%	21,696	2,153,447	4.0%
Business purpose loans at Redwood	18,192	1,019,393	7.1%	19,456	1,149,171	6.8%
Single-family rental loans - HFI at CAFL	48,723	3,455,645	5.6%	36,181	2,663,541	5.4%
Bridge loans - HFI at CAFL	214	12,015	7.1%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	4,846	483,930	4.0%	4,918	489,736	4.0%
Trading securities	5,710	147,925	15.4%	6,539	140,892	18.6%
Available-for-sale securities	8,532	120,183	28.4%	3,596	135,942	10.6%
Other interest income	5,512	769,308	2.9%	6,371	859,808	3.0%
Total interest income	145,722	12,342,242	4.7%	121,982	9,841,682	5.0%
Interest Expense
Short-term debt facilities	(10,808)	1,982,726	(2.2)%	(3,558)	313,190	(4.5)%
Short-term debt - servicer advance financing	(1,018)	149,450	(2.7)%	(1,587)	218,885	(2.9)%
ABS issued - Legacy Sequoia (2)	(641)	245,910	(1.0)%	(1,058)	280,954	(1.5)%
ABS issued - Sequoia (2)	(15,368)	1,872,636	(3.3)%	(17,828)	1,708,687	(4.2)%
ABS issued - Freddie Mac SLST (2)	(15,774)	1,765,465	(3.6)%	(16,819)	1,892,967	(3.6)%
ABS issued - Freddie Mac K-Series	(4,460)	453,031	(3.9)%	(4,426)	464,693	(3.8)%
ABS issued - CAFL	(37,489)	3,118,792	(4.8)%	(26,383)	2,509,828	(4.2)%
Long-term debt facilities	(8,715)	881,669	(4.0)%	(19,198)	1,094,608	(7.0)%
Long-term debt - FHLBC	—	—	—%	(1)	1,000	(0.4)%
Long-term debt - corporate	(9,481)	651,468	(5.8)%	(9,553)	648,923	(5.9)%
Total interest expense	(103,754)	11,121,147	(3.7)%	(100,411)	9,133,735	(4.4)%
Net Interest Income	$41,968			$21,571

	Nine Months Ended September 30,
	2021			2020
(Dollars in Thousands)	Interest Income/ (Expense)	Average Balance (1)	Yield	Interest Income/ (Expense)	Average Balance (1)	Yield
Interest Income
Residential loans, held-for-sale	$35,308	$1,568,966	3.0%	$17,220	$599,609	3.8%
Residential loans - HFI at Redwood (2)	—	—	—%	21,003	659,998	4.2%
Residential loans - HFI at Legacy Sequoia (2)	3,559	262,007	1.8%	7,673	327,460	3.1%
Residential loans - HFI at Sequoia (2)	48,842	1,644,256	4.0%	68,566	1,957,484	4.7%
Residential loans - HFI at Freddie Mac SLST (2)	58,372	2,110,555	3.7%	64,869	2,203,677	3.9%
Business purpose loans	48,982	945,899	6.9%	62,541	1,266,493	6.6%
Single-family rental loans - HFI at CAFL	152,444	3,349,828	6.1%	99,169	2,411,312	5.5%
Bridge loans - HFI at CAFL	214	4,049	7.0%	—	—	—%
Multifamily loans - HFI at Freddie Mac K-Series	14,492	488,804	4.0%	49,960	1,711,123	3.9%
Trading securities	17,133	140,241	16.3%	26,789	336,151	10.6%
Available-for-sale securities	16,051	128,564	16.6%	11,682	139,487	11.2%
Other interest income	17,325	790,499	2.9%	20,537	763,898	3.6%
Total interest income	412,722	11,433,668	4.8%	450,009	12,376,692	4.8%
Interest Expense
Short-term debt facilities	(27,380)	1,609,295	(2.3)%	(40,158)	1,415,975	(3.8)%
Short-term debt - servicer advance financing	(3,414)	166,605	(2.7)%	(4,961)	199,517	(3.3)%
ABS issued - Legacy Sequoia (2)	(2,271)	258,915	(1.2)%	(5,099)	322,829	(2.1)%
ABS issued - Sequoia (2)	(38,848)	1,419,153	(3.6)%	(58,455)	1,757,851	(4.4)%
ABS issued - Freddie Mac SLST (2)	(49,756)	1,859,559	(3.6)%	(48,840)	1,861,309	(3.5)%
ABS issued - Freddie Mac K-Series	(13,294)	459,648	(3.9)%	(47,154)	1,614,333	(3.9)%
ABS issued - CAFL	(118,543)	3,041,714	(5.2)%	(72,768)	2,247,583	(4.3)%
Long-term debt facilities	(32,518)	776,846	(5.6)%	(29,789)	641,094	(6.2)%
Long-term debt - FHLBC	(2)	374	(0.7)%	(10,411)	786,790	(1.8)%
Long-term debt - corporate	(28,345)	650,828	(5.8)%	(32,113)	708,708	(6.0)%
Total interest expense	(314,371)	10,242,937	(4.1)%	(349,748)	11,555,989	(4.0)%
Net Interest Income	$98,351			$100,261
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

Results of Operations by Segment
We report on our business using three distinct segments: Residential Lending, Business Purpose Lending, and Third-Party Investments. For additional information on our segments, refer to Note 23 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The following table presents the segment contribution from our three segments reconciled to our consolidated net income for the three and nine months ended September 30, 2021 and 2020.
Table 4 – Segment Results Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2021	2020	Change	2021	2020	Change
Segment Contribution from:
Residential Lending	$38,796	$8,526	$30,270	$122,435	$(152,270)	$274,705
Business Purpose Lending	32,066	53,418	(21,352)	86,321	(123,895)	210,216
Third-Party Investments	30,466	101,054	(70,588)	133,994	(318,146)	452,140
Corporate/Other	(13,042)	(21,186)	8,144	(67,182)	(41,831)	(25,351)
Net Income (Loss)	$88,286	$141,812	$(53,526)	$275,568	$(636,142)	$911,710
The following sections provide a discussion of the results of operations at each of our three business segments for the three and nine months ended September 30, 2021.
The decrease in net expense from Corporate/Other for the three-month periods was primarily due to the reversal of $19 million of valuation allowance on our deferred tax assets in the third quarter of 2021. This decrease was partially offset by higher accruals of variable compensation expense associated with improved financial results in 2021. The increase in net expense for the nine-month periods was primarily due to a $25 million gain associated with the repurchase of $125 million of convertible debt in the second quarter of 2020.
Residential Lending Segment
Overview
Our Residential Lending segment generated $39 million of net income during the third quarter of 2021, driven primarily by $40 million of mortgage banking income and $12 million of net interest income from investments. Mortgage banking income increased from the second quarter of 2021, as loan purchase commitments of $3.3 billion in the third quarter were 20% higher than the second quarter and margins improved from the second quarter. Net interest income from investments increased approximately $5 million in the third quarter of 2021 from the second quarter of 2021, due to increased discount amortization on our available-for-sale securities.
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

Mortgage Banking
The following table provides the activity of residential loans held in inventory for sale at our mortgage banking business during the three and nine months ended September 30, 2021.
Table 5 – Loan Inventory for Residential Mortgage Banking Operations — Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2021	September 30, 2021
Balance at beginning of period	$1,063,722	$176,641
Acquisitions	3,176,004	9,758,766
Sales	(2,426,858)	(6,958,670)
Transfers between portfolios (1)	(464,189)	(1,669,683)
Principal repayments	(15,280)	(26,155)
Changes in fair value, net	10,630	63,130
Balance at End of Period	$1,344,029	$1,344,029
(1)Represents the fair value of the net transfers of loans from held-for-sale to held-for-investment within our Residential Lending investment portfolio, associated with securitizations we sponsored that we consolidate under GAAP.
The following table presents our mortgage banking income and loan purchase commitments during the three and nine months ended September 30, 2021.
Table 6 – Mortgage Banking Income and Residential Loan Purchase Commitments

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2021	September 30, 2021
Mortgage banking income	$40,121	$131,281
Loan purchase commitments entered into	$3,288,102	$9,541,499
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
During the three months ended September 30, 2021, our residential mortgage loan conduit locked $4.74 billion of loans ($3.29 billion adjusted for expected pipeline fallout - i.e, loan purchase commitments), including $4.21 billion of Select loans and $0.53 billion of Choice loans, and purchased $3.18 billion of loans. Approximately 59% of loans locked in the third quarter were purchase-money loans and 41% were refinancings. During the three months ended September 30, 2021, we distributed $2.43 billion of loans through whole loan sales, and completed one securitization backed by $449 million of loans (unpaid principal balance).
At September 30, 2021, we had $1.34 billion of loans in inventory on our balance sheet, our loan pipeline included $2.77 billion of loans identified for purchase (locked loans, unadjusted for fallout), and we had entered into forward sale agreements for $662 million of loans.
Our gross margin (mortgage banking income earned in the period divided by loan purchase commitments entered into during the period) for the three months ended September 30, 2021 was 122 basis points, up from 98 basis points in the second quarter of 2021.
We utilize a combination of capital and our residential loan warehouse facilities to manage our inventory of residential loans held-for-sale. At September 30, 2021, we had residential warehouse facilities outstanding with seven different counterparties, with $2.70 billion of total capacity and $1.36 billion of available capacity. These included non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral that is non-delinquent) facilities with $1.18 billion of total capacity and marginable facilities with $1.53 billion of total capacity.

Investment Portfolio
The following table presents details of our Residential Lending investment portfolio at September 30, 2021 and December 31, 2020.
Table 7 – Residential Lending Investments

(In Thousands)	September 30, 2021	December 31, 2020
Residential loans at Redwood (1)	$151,050	$—
Residential securities at Redwood (2)	145,430	155,501
Residential securities at consolidated Sequoia entities (3)	236,451	217,965
Other investments	12,389	8,815
Total Segment Investments	$545,320	$382,281
(1)Balance consists of loans called from Sequoia securitizations. Excludes Sequoia loans held at VIEs that we consolidated for GAAP purposes.
(2)Excludes $5 million of trading securities that are designated as hedges for our mortgage banking operations and are not considered part of our investment portfolio.
(3)Represents our retained economic investment in the consolidated Sequoia securitization VIEs. For GAAP purposes, we consolidated $2.48 billion of loans and $2.24 billion of ABS issued associated with these investments at September 30, 2021.
During the third quarter of 2021, we purchased $66 million of loans from Sequoia securitizations we called, and we retained $2 million of securities from one Sequoia securitization we completed during the quarter. During the second quarter of 2021, we purchased $83 million of loans from Sequoia securitizations we called, and we retained $8 million of securities from three Sequoia securitizations we completed during the quarter. During the first quarter of 2021, we sold $4 million of securities from our residential lending investment portfolio and retained $8 million of securities from two Sequoia securitizations we completed during the quarter. See the "Investments Detail" section that follows for additional details on our investments and their associated borrowings.
During the third quarter of 2021, net interest income from our residential lending investment portfolio was $12 million, which increased $5 million from the second quarter of 2021, and other income was $1 million in the third quarter of 2021, consistent with the second quarter of 2021. The increase in net interest income was primarily due to higher discount accretion income on our available-for-sale securities, driven by expectations for certain of our retained Sequoia securities to be called over the next several quarters, affecting our cash flow forecasts and effective yields for those investments.
The following table presents the components of investment fair value changes for our Residential Lending segment by investment type for the three and nine months ended September 30, 2021.
Table 8 – Investment Fair Value Changes, Net from Residential Lending

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2021	September 30, 2021
Investment Fair Value Changes, Net
Changes in fair value of:
Residential loans at Redwood	$816	$2,423
Trading securities	(1,825)	(6,553)
Net investments in Sequoia entities (1)	3,314	13,118
Risk-sharing and other investments	(20)	(63)
Recoveries (impairments) on AFS securities	—	33
Investment Fair Value Changes, Net	$2,285	$8,958
(1)Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.

Strengthening credit performance helped drive spreads tighter during the three-and nine-month periods for most of our subordinate securities, which resulted in net positive fair value changes for our residential lending investments. Additionally, during the first nine months of 2021, most of our investment securities experienced elevated prepayments, which generally benefited our subordinate securities, but negatively impacted our interest-only and certificated servicing securities, causing a net negative fair value change for our trading securities.
Business Purpose Lending Segment
Overview
Our Business Purpose Lending segment generated $32 million of net income during the third quarter of 2021, driven primarily by $32 million of mortgage banking income and $18 million of net interest income from investments. Our business purpose investments saw an increase in interest income in the third quarter from a higher average balance of investments and lower cost of funds, compared to the second quarter of 2021, and increased positive fair value changes due to continued strength in credit performance and spread tightening.
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

Mortgage Banking
The following table provides business purpose loans funding activity at Redwood during the three and nine months ended September 30, 2021.
Table 9 – Business Purpose Loans — Funding Activity

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(In Thousands)	Single-Family Rental	Bridge (1)	Total	Single-Family Rental	Bridge (1)	Total
Fair value at beginning of period	$418,442	$—	$418,442	$245,394	$—	$245,394
Fundings	395,083	244,652	639,735	960,398	593,041	1,553,439
Sales	—	(253)	(253)	—	(2,484)	(2,484)
Transfers between portfolios (2)	(332,670)	(246,096)	(578,766)	(754,453)	(593,774)	(1,348,227)
Principal repayments	(36,970)	—	(36,970)	(47,090)	—	(47,090)
Changes in fair value, net	22,461	1,697	24,158	62,097	3,217	65,314
Fair Value at End of Period	$466,346	$—	$466,346	$466,346	$—	$466,346
(1)We originate bridge loans at our TRS and then transfer them to our REIT. Origination fees and any fair value changes on these loans prior to transfer are recognized within Mortgage banking activities, net on our consolidated statements of income (loss). Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes generally recorded through Investment fair value changes, net on our consolidated statements of income (loss). For bridge loans held at our REIT that are transferred into our CAFL bridge securitization, we record any changes in fair value from the date of origination or purchase to the time of securitization as Mortgage banking activities, net on our consolidated statements of income (loss). Once loans are transferred into this securitization, any changes in fair value are recorded through Investment fair value changes, net on our consolidated statements of income (loss). For the carrying value and activity of our bridge loans held-for-investment, see the Investments section that follows.
(2)For single-family rental loans, amounts represent the fair value of transfers of loans from held-for-sale to held-for-investment, including when loans are securitized (and consolidated for GAAP purposes). For bridge loans, represents the transfer of loans originated at our TRS to our REIT as described in preceding footnote.
Business purpose mortgage banking income was $23 million, $35 million and $32 million in the first, second and third quarters of 2021, respectively. Mortgage banking income is comprised of net interest income from single-family rental loans held-for-sale in inventory and mortgage banking activities income from single family rental and bridge loans (see Note 19 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further detail on mortgage banking activities).
Business purpose funding volumes increased steadily through the first nine months of 2021. These growing volumes, along with improved SFR securitization execution in the second and third quarters of 2021, drove strong mortgage banking income results for those periods. Approximately 66% of total origination volumes in the third quarter were from repeat borrowers.
We utilize a combination of capital and loan warehouse facilities to manage our inventory of single-family rental loans that we hold for sale. At September 30, 2021, we had business purpose warehouse facilities outstanding with four different counterparties, with $1.30 billion of total capacity (used for both SFR and bridge loans) and $663 million of available capacity (inclusive of capacity on non-recourse facilities). All of these facilities are non-marginable (i.e., not subject to margin calls based on the market value of the underlying collateral that is non-delinquent).

Investment Portfolio
The following table presents details of our Business Purpose Lending investment portfolio at September 30, 2021 and December 31, 2020.
Table 10 – Business Purpose Lending Investments

(In Thousands)	September 30, 2021	December 31, 2020
Bridge loans	$824,799	$641,765
Single-family rental securities at consolidated CAFL entities (1)	287,813	238,630
Other investments	6,767	21,627
Total Segment Investments	$1,119,379	$902,022
(1)Represents our economic investment in securities issued by consolidated CAFL securitization VIEs. For GAAP purposes, we consolidated $3.40 billion of loans and $3.13 billion of ABS issued associated with these investments at September 30, 2021.
In September 2021, we completed a CAFL securitization backed by $272 million (principal balance) of bridge loans. See the "Investments Detail" section that follows for additional details on our investments and their associated borrowings.
The following table presents the components of investment fair value changes for our Business Purpose Lending segment by investment type for the three and nine months ended September 30, 2021.
Table 11 – Investment Fair Value Changes, Net from Business Purpose Lending

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2021	September 30, 2021
Investment Fair Value Changes, Net
Changes in fair value of:
Bridge loans held-for-investment	$900	$4,142
REO	108	536
Net investments in CAFL SFR entities (1)	2,943	6,354
Other	(481)	(481)
Investment Fair Value Changes, Net	$3,470	$10,551
(1)Includes changes in fair value of the loans held-for-investment and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.
Spreads tightened throughout 2021 for our CAFL subordinate securities, with positive fair value changes for these assets more than offsetting the decline in the value of our CAFL interest-only securities from a reduction in their basis through the receipt of regular cash flows. We also had positive resolutions on several previously delinquent bridge loans during 2021, resulting in positive fair value changes for recoveries in excess of carrying values.

Third-Party Investments Segment
Overview
Our Third-Party Investments segment generated $30 million of net income during the third quarter of 2021, driven primarily by $21 million of positive investment fair value changes and $12 million of net interest income. Our Third-Party Investments segment generated $54 million of net income during the second quarter of 2021, driven primarily by $42 million of positive investment fair value changes and $12 million of net interest income, and generated $50 million of net income during the first quarter of 2021, driven primarily by $40 million of positive investment fair value changes and $12 million of net interest income. Positive investment fair value changes in 2021 reflected continuing improvement in credit performance and spread tightening, particularly for our RPL and multifamily securities.
Investment Portfolio
The following table presents details of the investments in our Third-Party Investments segment at September 30, 2021 and December 31, 2020.
Table 12 – Third-Party Investments

(In Thousands)	September 30, 2021	December 31, 2020
Residential securities at Redwood	$160,300	$134,090
Residential securities at consolidated Freddie Mac SLST entities (1)	451,252	428,179
Multifamily securities at Redwood	42,618	49,255
Multifamily securities at consolidated Freddie Mac K-Series entity (2)	31,389	28,255
Other investments (3)	379,102	317,282
Total Segment Investments	$1,064,661	$957,061
(1)Represents our economic investment in securities issued by consolidated Freddie Mac SLST securitization entities. For GAAP purposes, we consolidated $2.00 billion of loans and $1.55 billion of ABS issued associated with these investments at September 30, 2021.
(2)Represents our economic investment in securities issued by a consolidated Freddie Mac K-Series securitization entity. For GAAP purposes, we consolidated $483 million of loans and $451 million of ABS issued associated with this investment at September 30, 2021.
(3)At September 30, 2021, Other investments presented in this table includes $188 million of servicing investments owned in our consolidated Servicing Investment entities. At September 30, 2021, our economic investment in these entities was $60 million (for GAAP purposes, we consolidated $188 million of servicing investments, $152 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities). Additionally, at September 30, 2021, Other investments presented in this table includes $167 million of HEIs owned in our consolidated Point HEI entity. At September 30, 2021, our economic investment in this entity was $10 million (for GAAP purposes, we consolidated $167 million of HEIs and $145 million of ABS issued, as well as other assets and liabilities for this entity).
During the third quarter of 2021, in conjunction with co-sponsoring a securitization of HEIs, we purchased $122 million of additional HEIs from other contributors to the securitization, then transferred $170 million of HEIs to the Point HEI securitization entity and issued $146 million of ABS. We retained subordinate certificates from the entity valued at $10 million as of September 30, 2021, representing our economic interest in the entity.
Additionally, during the third quarter of 2021, we purchased $11 million of other third-party investments. During the second quarter, we purchased $3 million of third-party investments and sold $11 million of third-party investments. During the first quarter, we purchased $16 million of third-party investments and sold $34 million of third-party investments.
See the "Investments Detail" section that follows for additional details on these investments and their associated borrowings.

The following table presents the components of investment fair value changes for our Third-Party Investments segment by investment type for the three and nine months ended September 30, 2021.
Table 13 – Investment Fair Value Changes, Net from Third-Party Investments

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2021	September 30, 2021
Investment Fair Value Changes, Net
Changes in fair value of:
Residential securities	$3,371	$31,620
Net investments in Freddie Mac SLST entities (1)	13,849	54,282
Net investment in Freddie Mac K-Series entity (1)	554	11,330
Net investment in Point HEI entity (1)	47	47
Servicer advance investments	(2,079)	(3,179)
Excess MSRs	(803)	(5,233)
HEIs at Redwood	5,622	13,017
Other	8	65
Recoveries (impairments) on AFS securities	—	354
Investment Fair Value Changes, Net	$20,569	$102,303
(1)Includes changes in fair value of the loans held-for-investment, securitized Point HEIs, and the ABS issued at the entities, which netted together represent the change in value of our investments (subordinate securities) at the consolidated VIEs.
Continued strengthening of credit and elevated prepayment speeds helped drive credit spreads tighter on our third-party assets in 2021, in particular for our investments in re-performing loan assets (primarily represented by our net investment in Freddie Mac SLST entities in the table above). HEI valuations benefited from our securitization of HEIs in the third quarter of 2021. The decline in value of our Servicer advance investments and excess MSRs is primarily attributable to a reduction in their basis through the receipt of regular cash flows.

Investments Detail
This section presents additional details on our investment assets and their activity during the three and nine months ended September 30, 2021.
Real Estate Securities Portfolio
The following table presents activity of our real estate securities on balance sheet by collateral type for the three and nine months ended September 30, 2021.
Table 14 – Activity of Real Estate Securities at Redwood by Collateral Type

Three Months Ended September 30, 2021	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$25,267	$—	$287,140	$42,479	$354,886
Transfers	—	—	—	—	—
Acquisitions	—	—	6,750	4,000	10,750
Sales	—	—	(755)	—	(755)
Gains on sales and calls, net	—	—	6,389	—	6,389
Effect of principal payments (1)	—	—	(13,204)	(3,261)	(16,465)
Change in fair value, net	(2,773)	—	1,854	(600)	(1,519)
Ending Fair Value	$22,494	$—	$288,174	$42,618	$353,286

Nine Months Ended September 30, 2021	Residential			Multifamily	Total
(In Thousands)	Senior	Mezzanine	Subordinate	Mezzanine
Beginning fair value	$28,464	$5,663	$260,743	$49,255	$344,125
Acquisitions	8,737	—	21,050	8,930	38,717
Sales	—	(5,724)	(31,765)	—	(37,489)
Gains on sales and calls, net	—	60	16,931	—	16,991
Effect of principal payments (1)	—	(26)	(30,751)	(14,064)	(44,841)
Change in fair value, net	(14,707)	27	51,966	(1,503)	35,783
Ending Fair Value	$22,494	$—	$288,174	$42,618	$353,286
(1)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.
At September 30, 2021, our securities at Redwood (exclusive of securities owned in consolidated entities) consisted of fixed-rate assets (86%), adjustable-rate assets (11%), and hybrid assets that reset within the next year (3%).

The following table sets forth activity in our entire real estate securities portfolio by segment for the three and nine months ended September 30, 2021. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 15 – Activity of Real Estate Securities at Redwood and in Consolidated Entities by Segment

Three Months Ended September 30, 2021	Residential(1)		BPL	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities(1)
(In Thousands)
Beginning fair value	$160,847	$232,005	$268,131	$450,173	$30,834	$194,039	$1,336,029
Acquisitions	—	1,965	16,646	—	—	10,750	29,361
Sales	—	—	—	—	—	(755)	(755)
Gains on sales and calls, net	6,389	—	—	—	—	—	6,389
Effect of principal payments (2)	(12,212)	(832)	—	(12,769)	—	(4,253)	(30,066)
Change in fair value, net	(7,770)	3,313	2,943	13,849	554	6,251	19,140
Ending Fair Value	147,254	236,451	287,720	451,253	31,388	206,032	1,360,098

Nine Months Ended September 30, 2021	Residential		BPL	Third-Party Investments			Total
	Sequoia Securities on Balance Sheet	Consolidated Sequoia Securities	Consolidated CAFL Securities	Consolidated SLST Securities	Consolidated Multifamily Securities	Other Third-Party Securities
(In Thousands)
Beginning fair value	$157,456	$217,965	$238,630	$428,178	$28,255	$186,669	$1,257,153
Acquisitions	9,375	7,746	53,846	—	—	29,342	100,309
Sales	(3,664)	—	—	—	(8,197)	(33,825)	(45,686)
Gains on sales and calls, net	15,484	—	—	—	—	1,507	16,991
Effect of principal payments (2)	(28,928)	(2,377)	(11,110)	(31,207)	—	(15,913)	(89,535)
Change in fair value, net	(2,469)	13,117	6,354	54,282	11,330	38,252	120,866
Ending Fair Value	147,254	236,451	287,720	451,253	31,388	206,032	1,360,098
(1)At September 30, 2021, $3 million of securities used as hedges for our residential mortgage banking operations are included within the "Other third-party securities" column of this table. These same securities are presented as a component of securities within our residential lending segment on our segment balance sheet.
(2)The effect of principal payments reflects the change in fair value due to principal payments, which is calculated as the cash principal received on a given security during the period multiplied by the prior quarter ending price or acquisition price for that security.

The following table summarizes the credit characteristics of our entire real estate securities portfolio by collateral type at September 30, 2021. This table includes both our securities held on balance sheet and our economic interest in securities we own in securitizations we consolidate in accordance with GAAP.
Table 16 – Real Estate Securities Credit Statistics

September 30, 2021				Weighted Average Values for Non-IO Securities
	Market Value - IO Securities	Market Value - Non-IO Securities	Principal Balance - Non-IO Securities	Coupon	90+ Delinquency	3-Month Prepayment Rate	Investment Thickness(1)
(Dollars in Thousands)
Sequoia securities on balance sheet	$18,380	$128,874	$153,388	3.7%	0.66%	42%	7%
Consolidated Sequoia securities	9,329	227,122	243,524	4.6%	2.84%	51%	31%
Total Sequoia Securities	27,709	355,996	396,912	4.3%	2.05%	48%	22%
Consolidated Freddie Mac SLST securities	17,714	433,539	547,393	3.1%	10.98%	14%	28%
RPL securities on balance sheet	998	64,845	143,877	3.6%	5.11%	16%	7%
Total RPL Securities	18,712	498,384	691,270	3.2%	10.21%	14%	25%
Consolidated Freddie Mac K-Series securities	—	31,388	36,468	4.1%	—%	—%	20%
Multifamily securities on balance sheet	2,039	40,579	41,241	3.2%	0.02%	15%	8%
Total Multifamily Securities	2,039	71,967	77,709	3.6%	0.01%	8%	13%
Consolidated CAFL securities	49,828	237,892	354,319	5.1%	1.87%	15%	13%
Other third-party securities	3,164	94,407	116,725	4.5%	2.03%	34%	5%
Total Securities	$101,452	$1,258,646	$1,636,935
(1)Investment thickness represents the average size of the subordinate securities we own as investments in securitizations, relative to the average overall size of the securitizations. For example, if our investment thickness (of first-loss securities) with respect to a particular securitization is 10%, we have exposure to the first 10% of credit losses resulting from loans underlying that securitization. We generally own first loss positions in Sequoia, RPL and CAFL securities. We own both first loss and mezzanine positions (positions credit enhanced by subordinate securities) in multifamily and other third-party securities.
We directly finance our holdings of real estate securities with a combination of capital and collateralized debt in the form of repurchase (or “repo”) financing. At September 30, 2021, we had short-term debt incurred through repurchase facilities of $80 million with three different counterparties, which was secured by $108 million of real estate securities (including securities owned in consolidated securitization entities).
At September 30, 2021, real estate securities with a fair value of $504 million (including securities owned in consolidated Sequoia and CAFL securitization entities), were financed with long-term, non-mark-to-market recourse debt through our subordinate securities financing facilities. Additionally, at September 30, 2021, we had $451 million of re-performing loan securities financed with $161 million of non-recourse securitization debt. The remaining $297 million of our securities, including certain securities we own that were issued by consolidated securitization entities, were financed with capital.

Bridge Loans Held-for-Investment
The following table provides the activity of bridge loans held-for-investment during the three and nine months ended September 30, 2021.
Table 17 – Bridge Loans Held-for-Investment - Activity

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2021	September 30, 2021
Fair value at beginning of period	$726,569	$641,765
Sales	—	(7,000)
Transfers between portfolios (1)	246,096	593,775
Transfers to REO	(4,785)	(7,074)
Principal repayments	(145,975)	(402,701)
Changes in fair value, net	2,894	6,034
Fair Value at End of Period	$824,799	$824,799
(1)We originate bridge loans at our TRS and then transfer them to our REIT. Origination fees and any fair value changes on these loans prior to transfer are recognized within Mortgage banking activities, net on our consolidated statements of income (loss). Once the loans are transferred to our REIT, they are classified as held-for-investment, with subsequent fair value changes generally recorded through Investment fair value changes, net on our consolidated statements of income (loss). For bridge loans held at our REIT that are transferred into our CAFL bridge securitization, we record any changes in fair value from the date of origination or purchase to the time of securitization as Mortgage banking activities, net on our consolidated statements of income (loss). Once loans are transferred into this securitization, any changes in fair value are recorded through Investment fair value changes, net on our consolidated statements of income (loss). For the carrying value and activity of our bridge loans held-for-investment, see the Investments section that follows.
Our $825 million of bridge loans held-for-investment at September 30, 2021 were comprised of first-lien, interest-only loans with a weighted average coupon of 7.48% and original maturities of six to 24 months. At origination, the weighted average FICO score of borrowers backing these loans was 741 and the weighted average LTV ratio of these loans was 68%. At September 30, 2021, of the 1,092 loans in this portfolio, 34 of these loans with an aggregate fair value of $23 million and an aggregate unpaid principal balance of $26 million were in foreclosure, of which 35 loans with an aggregate fair value of $27 million and an unpaid principal balance of $30 million were greater than 90 days delinquent.
We finance our bridge loans with a combination of recourse, non-marginable warehouse facilities and non-recourse, non-marginable warehouse facilities. At September 30, 2021, we had $83 million of debt incurred through short-term warehouse facilities with one different counterparty, which was secured by $127 million of loans, and $279 million of debt incurred through long-term facilities with three different counterparties, which was secured by $374 million of loans. Additionally, in the third quarter of 2021, we completed a securitization of CoreVest bridge loans. The ABS issued by this securitization were backed by assets including $276 million of bridge loans and $28 million of restricted cash at September 30, 2021. The securitization is structured with $300 million of total funding capacity and a feature to allow reinvestment of loan payoffs for the first 30 months of the transaction (through March 2024).

Other Investments
The following table sets forth our other investments activity by segment for the three and nine months ended September 30, 2021.
Table 18 – Other Investments by Segment - Activity

Three Months Ended September 30, 2021	Residential	BPL	Third-Party Investments(1)	Corporate/Other	Total
(In Thousands)
Balance at beginning of period	$8,721	$13,168	$267,850	$18,992	$308,731
New/additional investments	4,782	—	125,373	5,050	135,205
Reductions in investments	—	(6,959)	(17,116)	—	(24,075)
Changes in fair value, net	(1,047)	482	2,995	66	2,496
Other	(67)	76	—	—	9
Balance at End of Period	$12,389	$6,767	$379,102	$24,108	$422,366

Nine Months Ended September 30, 2021	Residential	BPL	Third-Party Investments	Corporate/Other	Total
(In Thousands)
Balance at beginning of period	$8,815	$21,627	$317,283	$451	$348,176
New/additional investments	7,065	—	125,373	23,550	155,988
Reductions in investments	—	(16,012)	(68,470)	—	(84,482)
Changes in fair value, net	(3,299)	1,076	4,916	106	2,799
Other	(192)	76	—	1	(115)
Balance at End of Period	$12,389	$6,767	$379,102	$24,108	$422,366
(1)At September 30, 2021 (our "Balance at End of Period"), Third-party investments presented in this table includes $188 million of servicing investments owned in our consolidated Servicing Investment entities. At September 30, 2021, our economic investment in these entities was $60 million (for GAAP purposes, we consolidated $188 million of servicing investments, $152 million of non-recourse short-term securitization debt, as well as other assets and liabilities for these entities). Additionally, At September 30, 2021, Third-party investments presented in this table includes $167 million of HEIs owned in our consolidated Point HEI entity. At September 30, 2021, our economic investment in this entity was $10 million (for GAAP purposes, we consolidated $167 million of HEIs and $145 million of ABS issued, as well as other assets and liabilities for this entity).
During the third quarter of 2021, in conjunction with co-sponsoring a securitization of HEIs, we purchased $122 million of additional HEIs from other contributors to the securitization (included within "Third-Party Investments" in the table above), then transferred $170 million of HEIs to the Point HEI securitization entity and issued $146 million of ABS. We retained subordinate certificates from the entity valued at $10 million as of September 30, 2021, representing our economic interest in the entity.
During the first nine months of 2021, in addition to the HEIs acquired in the third quarter described above, other new/ additional investments included MSRs retained from whole loan sales at our Residential Segment and strategic investments through our RWT Horizons venture investment strategy within Corporate/Other.
During the first nine months of 2021, reductions in investments for Third-Party Investments was primarily attributable to the recovery of servicing advances within our consolidated servicing VIEs. Our economic investment in these entities was $60 million at September 30, 2021 and $68 million at December 31, 2020.

Income Taxes
Taxable Income, REIT Status and Dividend Characterization
As a REIT, under the Internal Revenue Code, Redwood is required to distribute to shareholders at least 90% of its annual REIT taxable income, excluding net capital gains, and meet certain other requirements that relate to, among other matters, the assets it holds, the income it generates, and the composition of its stockholders. To the extent Redwood retains REIT taxable income, including net capital gains, it is taxed at corporate tax rates. Redwood also earns taxable income at its taxable REIT subsidiaries (TRS), which it is not required to distribute under the Internal Revenue Code.
In September 2021, our Board of Directors declared a regular dividend of $0.21 per share for the third quarter of 2021, which was paid on September 30, 2021 to shareholders of record on September 23, 2021. As of September 30, 2021, our year-to-date dividend distributions of $0.55 per share exceeded our minimum distribution requirements and we believe that we have met all requirements for qualification as a REIT for federal income tax purposes. Many requirements for qualification as a REIT are complex and require analysis of particular facts and circumstances. Often there is only limited judicial or administrative interpretive guidance and as such there can be no assurance that the Internal Revenue Service or courts would agree with our various tax positions. If we were to fail to meet all the requirements for qualification as a REIT and the requirements for statutory relief, we would be subject to federal corporate income tax on our taxable income and we would not be able to elect to be taxed as a REIT for four years thereafter. Such an outcome could have a material adverse impact on our consolidated financial statements.
While our minimum REIT dividend requirement is generally 90% of our annual REIT taxable income, we carried a $37 million federal net operating loss carry forward (NOL) into 2021 at our REIT that affords us the ability to retain REIT taxable income up to the NOL amount, tax free, rather than distributing it as dividends. Federal income tax rules require the dividends paid deduction to be applied to reduce REIT taxable income before the applicability of NOLs is considered; therefore, REIT taxable income must exceed our dividend distribution for us to utilize a portion of our NOL and any remaining NOL amount will carry forward into future years.
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
Tax Provision under GAAP
For the three and nine months ended September 30, 2021, we recorded a tax benefit of $4 million and a tax provision of $14 million, respectively. For the three and nine months ended September 30, 2020, we recorded a tax provision of $9 million and a tax benefit of $13 million, respectively. Our tax provision is primarily derived from the activities at our TRS as we do not book a material tax provision associated with income generated at our REIT. For the nine-month periods, the switch to a tax provision from a tax benefit year-over-year was primarily the result of GAAP income being recorded at our TRS during this period in 2021 versus GAAP losses being recorded at our TRS during this period in 2020. For the three-month periods, the switch to a tax benefit from a tax provision year-over-year was due to the release of valuation allowance on a portion of our deferred tax assets, partially offset by an increase in state taxes. While our TRS effective tax rate in the prior year approximated the federal statutory corporate tax rate (due to state NOL carryforwards), for 2021 and 2022 we expect it to increase (exclusive of the valuation allowance release) due to California’s temporary suspension of net operating loss carryforwards.
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

For the three months ended September 30, 2021, we reassessed the valuation allowance noting the increase in positive evidence related to our ability to utilize certain deferred tax assets. The positive evidence includes significant revenue growth and expectations regarding future profitability at our TRS. After assessing both the positive evidence and negative evidence, we determined it was more likely than not that we will realize all of our federal deferred tax assets. Therefore, we reversed our federal valuation allowance of $17 million as a discrete benefit in the third quarter of 2021. In addition to the federal valuation allowance release, we determined it was more likely than not that we will realize a portion of our state deferred assets and, as such, reversed $3 million of state valuation allowance as a discrete item in the third quarter of 2021. Consistent with prior periods, we continued to maintain a valuation allowance against the majority of our net state DTAs as realization of our state DTAs is dependent on generating sufficient taxable income in the same jurisdictions in which the DTAs exist and we project most of our state DTAs will expire prior to their utilization.

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
At September 30, 2021, our total capital was $2.03 billion and included $1.38 billion of equity capital and $652 million of convertible notes and long-term debt on our consolidated balance sheet, including $199 million of convertible debt due in 2023, $150 million of convertible debt due in 2024, $172 million of exchangeable debt due in 2025, and $140 million of trust-preferred securities due in 2037.
As of September 30, 2021, our unrestricted cash was $557 million, and we estimate we had approximately $350 million of available capital. While we believe our available cash is sufficient to fund our operations, we may raise equity or debt capital from time to time to increase our unrestricted cash and liquidity, to repay existing debt, to make long-term portfolio investments, to fund strategic acquisitions and investments, or for other purposes. To the extent we seek to raise additional capital, our approach will continue to be based on what we believe to be in the best interests of the company.
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
Cash Flows and Liquidity for the Nine Months Ended September 30, 2021
Cash flows from our mortgage banking activities and our investments can be volatile from quarter to quarter depending on many factors, including the profitability of mortgage banking activities, the timing and amount of securities acquisitions, sales and repayments, as well as changes in interest rates, prepayments, and credit losses. Therefore, cash flows generated in the current period are not necessarily reflective of the long-term cash flows we will receive from these investments or activities.
Cash Flows from Operating Activities
Cash flows from operating activities were negative $3.78 billion during the nine months ended September 30, 2021. This amount includes the net cash utilized during the period from the purchase and sale of residential mortgage loans and the origination and sale of our business purpose loans associated with our mortgage banking activities. Purchases of loans are financed to a large extent with short-term and long-term debt, for which changes in cash are included as a component of financing activities. Excluding cash flows from the purchase, origination, sale, and principal payments of loans classified as held-for-sale, cash flows from operating activities were positive $84 million and positive $94 million during the first nine months of 2021 and 2020, respectively.

Cash Flows from Investing Activities
During the nine months ended September 30, 2021, our net cash provided by investing activities was $1.36 billion and primarily resulted from proceeds from principal payments on loans held-for-investment. Although we generally intend to hold our loans and investment securities as long-term investments, we may sell certain of these assets in order to manage our liquidity needs and interest rate risk, to meet other operating objectives, and to adapt to market conditions.
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
As presented in the "Supplemental Noncash Information" subsection of our consolidated statements of cash flows, during the nine months ended September 30, 2021, we transferred loans between held-for-sale and held-for-investment classification and retained securities from securitizations we sponsored, which represent significant non-cash transactions that were not included in cash flows from investing activities.
Cash Flows from Financing Activities

During the nine months ended September 30, 2021, our net cash provided by financing activities was $2.52 billion. This primarily resulted from $1.40 billion of proceeds from net short-term debt borrowings used to finance higher levels of loan inventory for our mortgage banking businesses, particularly for residential loans held-for-sale, as that business has seen a sustained increase in acquisition volumes. Additionally, $1.27 billion of net proceeds were generated from ABS issued. These cash inflows were partially offset by $107 million of net repayments of long-term debt.
During the nine months ended September 30, 2021, we declared dividends of $0.55 per common share. On September 13, 2021, the Board of Directors declared a regular dividend of $0.21 per share for the third quarter of 2021, which was paid on September 30, 2021 to shareholders of record on September 23, 2021.
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
Repurchase Authorization
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2021, we did not repurchase any shares. At September 30, 2021, $78 million of the current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities. Like other investments we may make, any repurchases of our common stock or debt securities under this authorization would reduce our available capital and unrestricted cash described above.
Loan Warehouse Facilities
We maintain loan warehouse facilities to finance our residential jumbo loan inventory, SFR loan inventory and for our bridge loan investments. These facilities can be classified as short-term or long-term depending on their specific terms and provisions. At September 30, 2021, we had residential warehouse facilities outstanding with seven different counterparties, with $2.70 billion of total capacity and $1.36 billion of available capacity. These included non-marginable facilities with $1.18 billion of total capacity and marginable facilities with $1.53 billion of total capacity. At September 30, 2021, we had business purpose warehouse facilities outstanding with four different counterparties, with $1.30 billion of total capacity and $663 million of available capacity. All $1.30 billion of these facilities are non-marginable.

Short-Term Debt
In the ordinary course of our business, we utilize several different types of borrowing facilities and use cash borrowings under these facilities to, among other things, fund the acquisition of loans (including those we acquire and originate in anticipation of securitization), finance investments in securities, BPL bridge loans and other investments, and otherwise fund our business and operations. At September 30, 2021, we had $1.75 billion of short-term debt outstanding. During the first nine months of 2021, the highest balance of our short-term debt outstanding was $2.66 billion.
For further detail on our short-term debt, see Note 13 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Long-Term Debt
The following discusses significant activity related to our long-term debt during the first nine months of 2021. For further detail on our long-term debt, see Note 15 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Recourse Subordinate Securities Financing
In the third quarter of 2021, a subsidiary of Redwood entered into a repurchase agreement providing non-marginable recourse debt financing of certain securities retained from our consolidated CAFL securitizations. The financing is guaranteed by Redwood, with an interest rate of approximately 4.75% through June 2024. The financing facility may be terminated, at our option, in June 2023, and has a final maturity in June 2026, provided that the interest rate on amounts outstanding under the facility increases between June 2024 and June 2026.
Non-Recourse BPL Financing Facilities
In the third quarter of 2021, we reclassified one of our non-recourse facilities from long-term to short-term debt as the maturity of this facility was less than one year at September 30, 2021.
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
 Asset-Backed Securities Issued
During the three and nine months ended September 30, 2021, we issued $1.19 billion and $2.82 billion of ABS through our consolidated securitization entities, respectively. This included $583 million and $1.01 billion of CAFL ABS issued during the three and nine months ended September 30, 2021, respectively, and $462 million and $1.66 billion of Sequoia ABS issued during the three and nine months ended September 30, 2021, respectively. Additionally, during the three months ended September 30, 2021, we issued $146 million of Point ABS. For further detail on our Asset-backed Securities Issued, see Note 14 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Under many of our mortgage loan warehouse facilities, our short-term securities repurchase facilities, and our secured, revolving debt facility collateralized by mortgage service rights, while transferred or pledged assets are financed under the facility, to the extent the value of the assets, or the collateral underlying those assets, declines, we are generally required to either immediately reacquire the assets or meet a margin requirement to transfer or pledge additional assets or cash in an amount at least equal to the decline in value. During the second quarter of 2020, we amended several of our mortgage loan warehouse facilities to revise these margin call provisions to remove obligations to make margin calls for changes in the market value of transferred or pledged assets, which determinations of market value were generally within the sole discretion of the lending counterparty. Under these revised agreements, if the estimated value of a property securing a financed mortgage loan declines, based on, for example, an appraisal or broker-price opinion, then the creditor may demand that we transfer additional collateral to the creditor (in the form of cash, U.S. Treasury obligations (in certain cases), or additional residential mortgage loans) with a value equal to the amount of the decline. Of our active financing arrangements with outstanding balances at September 30, 2021, only our short-term securities repurchase facilities (with $80 million of borrowings outstanding at September 30, 2021), and four of our residential mortgage loan warehouse facilities (with $618 million of borrowings outstanding at September 30, 2021) retain market-value based margin call provisions.

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

At September 30, 2021, and through the date of this Quarterly Report on Form 10-Q, we were in compliance with the financial covenants associated with our short-term debt and other debt financing facilities. In particular, with respect to: (i) financial covenants that require us to maintain a minimum dollar amount of stockholders’ equity or tangible net worth at Redwood, at September 30, 2021 our level of stockholders’ equity and tangible net worth resulted in our being in compliance with these covenants by more than $200 million; and (ii) financial covenants that require us to maintain recourse indebtedness below a specified ratio at Redwood, at September 30, 2021 our level of recourse indebtedness resulted in our being in compliance with these covenants at a level such that we could incur at least $600 million in additional recourse indebtedness.

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
For additional information on our commitments and contingencies as of September 30, 2021, see Note 16 of our Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
There have been no changes in our internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
In February 2018, our Board of Directors approved an authorization for the repurchase of our common stock, increasing the total amount authorized for repurchases of common stock to $100 million, and also authorized the repurchase of outstanding debt securities, including convertible and exchangeable debt. This authorization increased the previous share repurchase authorization approved in February 2016 and has no expiration date. This repurchase authorization does not obligate us to acquire any specific number of shares or securities. Under this authorization, shares or securities may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2021, we did not repurchase any shares. At September 30, 2021, $78 million of this current authorization remained available for the repurchase of shares of our common stock and we also continued to be authorized to repurchase outstanding debt securities.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2021.

	Total Number of Shares Purchased or Acquired	Average Price per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased under the Plans or Programs
(In Thousands, except per Share Data)
July 1, 2021 - July 31, 2021	—	$—	—	$—
August 1, 2021 - August 31, 2021	—	$—	—	$—
September 1, 2021 - September 30, 2021	—	$—	—	$78,369
Total	—	$—	—	$78,369
Item 3. Defaults Upon Senior Securities
None.
Item 4. Not Applicable

Item 5. Other Information
Effective November 3, 2021, our Board of Directors adopted Amended and Restated Bylaws of the Company in order to, among other things:

•Reflect changes to the Maryland General Corporation Law or Maryland law practice;
•Clarify timing of delivery with respect to electronically delivered notices of annual meetings of stockholders;
•Clarify that it is permitted for the Board to hold, or allow stockholder participation at, meetings of stockholders by remote communications technology to the extent permitted under Maryland law;
•Clarify that a stockholder be a stockholder of record, as of the record date set for determining stockholders entitled to vote at the annual meeting, for any such stockholder proponent to make nominations or proposals;
•Update the information that a stockholder proponent must provide, including information about a director nominee proposed by such stockholder proponent, information such proponent must provide relating to certain persons acting in concert with such stockholder, and certain written undertakings required from a proposed nominee;
•Require a stockholder proponent to appear in person or by proxy at the meeting set for such proponent’s proposal in order for the proposal to be considered at such meeting;
•Update the record date determination applicable to a meeting of stockholders that has been postponed or adjourned;
•Address recent developments in public company governance;
•Clarify certain corporate roles, responsibilities and procedures; and
•Clarify and conform language, style and practice.

The preceding summary of the amendment and restatement of the Bylaws of the Company is qualified in its entirety by reference to, and should be read in connection with, the complete copy of the Amended and Restated Bylaws attached hereto as Exhibit 3.2.1 and incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant, effective July 6, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1, filed on August 6, 2008)
3.1.1	Articles Supplementary of the Registrant, effective August 10, 1994 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.1, filed on August 6, 2008)
3.1.2	Articles Supplementary of the Registrant, effective August 11, 1995 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.2, filed on August 6, 2008)
3.1.3	Articles Supplementary of the Registrant, effective August 9, 1996 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.3, filed on August 6, 2008)
3.1.4	Certificate of Amendment of the Registrant, effective June 30, 1998 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.4, filed on August 6, 2008)
3.1.5	Articles Supplementary of the Registrant, effective April 7, 2003 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.5, filed on August 6, 2008)
3.1.6	Articles of Amendment of the Registrant, effective June 12, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.1.6, filed on August 6, 2008)
3.1.7	Articles of Amendment of the Registrant, effective May 19, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2009)
3.1.8	Articles of Amendment of the Registrant, effective May 24, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 20, 2011)
3.1.9	Articles of Amendment of the Registrant, effective May 18, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2012)
3.1.10	Articles of Amendment of the Registrant, effective May 16, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 21, 2013)
3.1.11	Articles of Amendment of the Registrant, effective May 16, 2019 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 3.1, filed on May 17, 2019)
3.1.12	Articles of Amendment of the Registrant, effective June 15, 2020 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on June 15, 2020)
3.2.1	Amended and Restated Bylaws of the Registrant, as adopted on November 3, 2021 (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, is filed in inline XBRL-formatted interactive data files:

(i) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020;
(ii) Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2021 and 2020;
(iii) Statements of Consolidated Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020;
(iv) Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2021 and 2020;
(v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and
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

REDWOOD TRUST, INC.

Date:	November 4, 2021	By:	/s/ Christopher J. Abate
Christopher J. Abate
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2021	By:	/s/ Brooke E. Carillo
Brooke E. Carillo
Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2021	By:	/s/ Collin L. Cochrane
Collin L. Cochrane
Chief Accounting Officer
(Principal Accounting Officer)